Form 10-Q
period 1995-03-31
VSE CORP
filed 1995-05-15
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1995           Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                           54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                    22303-1499
  (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code            (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.05 per share
                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]    No [ ]

Number of shares of Common Stock outstanding as of May 1, 1995:  863,167.



VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets

(in thousands, except per share amounts)

                                                       March 31,  December 31,
                                                         1995        1994
                                                       _______     _______
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $ 4,302     $ 3,124
  Accounts receivable, principally
    U. S. Government . . . . . . . . . . . . . . . .     9,910      10,922
  Deferred tax assets  . . . . . . . . . . . . . . .     1,332       1,491
  Other current assets . . . . . . . . . . . . . . .       901         858
                                                       _______     _______
    Total current assets . . . . . . . . . . . . . .    16,445      16,395

Property and equipment, net  . . . . . . . . . . . .     2,949       3,078
Deferred tax assets  . . . . . . . . . . . . . . . .       318         248
Other assets . . . . . . . . . . . . . . . . . . . .     1,710       1,551
                                                       _______     _______
    Total assets . . . . . . . . . . . . . . . . . .   $21,422     $21,272
                                                       =======     =======

Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . .   $ 1,701     $ 2,485
  Accrued expenses   . . . . . . . . . . . . . . . .     6,034       5,661
  Accrued income taxes . . . . . . . . . . . . . . .       225          70
  Dividends payable  . . . . . . . . . . . . . . . .        69          69
                                                       _______     _______
    Total current liabilities  . . . . . . . . . . .     8,029       8,285
                                                       _______     _______

Deferred compensation  . . . . . . . . . . . . . . .       947         886
                                                       _______     _______

    Total liabilities  . . . . . . . . . . . . . . .     8,976       9,171
                                                       _______     _______

Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 1,948,044 shares  . . .        97          97
  Paid-in surplus  . . . . . . . . . . . . . . . . .     8,247       8,247
  Retained earnings  . . . . . . . . . . . . . . . .    20,387      20,042
  Treasury stock, at cost (1,084,877 shares) . . . .   (16,285)    (16,285)
                                                       _______     _______
    Total stockholders' investment . . . . . . . . .    12,446      12,101
                                                       _______     _______

    Total liabilities and stockholders' investment .   $21,422     $21,272
                                                       =======     =======





VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income         For the three months ended March 31,

(in thousands, except share amounts)

                                                              1995       1994
                                                            _______    _______
Revenues, principally from contracts  . . . . . . . . . .   $16,155    $17,479

Costs and expenses of contracts . . . . . . . . . . . . .    15,277     16,550
                                                            _______    _______

Gross profit  . . . . . . . . . . . . . . . . . . . . . .       878        929

Selling, general and administrative expenses  . . . . . .       213        342

Interest expense  . . . . . . . . . . . . . . . . . . . .         4          5
                                                            _______    _______

Pretax income . . . . . . . . . . . . . . . . . . . . . .       661        582

Provision for income taxes  . . . . . . . . . . . . . . .       247        229
                                                            _______    _______

Net income  . . . . . . . . . . . . . . . . . . . . . . .   $   414    $   353
                                                            =======    =======

Earnings per common share, based on weighted
  average shares outstanding:                               $   .48    $   .41
                                                            =======    =======

Weighted average shares outstanding                         863,167    863,167
                                                            =======    =======





VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment

(in thousands)

                                Common Stock      Paid-In   Retained  Treasury
                               Shares   Amount    Surplus   Earnings    Stock
                               ______   ______    _______   _______  ________
Balance at December 31, 1993 .  1,948    $97      $8,247    $18,757  $(16,285)

Net income for the year. . . .     --     --          --      1,553        --

Dividends declared ($.31). . .     --     --          --       (268)       --
                                _____    ___      ______    _______  ________

Balance at December 31, 1994 .  1,948     97       8,247     20,042   (16,285)

Net income for the year. . . .     --     --          --        414        --

Dividends declared ($.08). . .     --     --          --        (69)       --
                                _____    ___      ______    _______  ________

Balance at March 31, 1995. . .  1,948    $97      $8,247    $20,387  $(16,285)
                                =====    ===      ======    =======  ========




VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows     For the three months ended March 31,

(in thousands)


                                                               1995      1994
                                                            _______   _______
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . .     $   414   $   353
 Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation and amortization . . . . . . . . . . .         246       286
    (Gain)Loss on sale of property and equipment  . . .           3        (1)
    Deferred compensation plan expense  . . . . . . . .          31        15
    Change in assets and liabilities -
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . .       1,012     4,301
      Other current assets and noncurrent assets  . . .        (217)     (219)
      Deferred tax assets . . . . . . . . . . . . . . .          89      (466)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . .        (784)   (1,203)
      Accrued expenses. . . . . . . . . . . . . . . . .         373       563
      Accrued and deferred taxes  . . . . . . . . . . .         155       428
                                                            _______   _______
        Net cash provided by operations . . . . . . . .       1,322     4,057
                                                            _______   _______

Cash flows from investing activities:
 Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . .        (105)      (63)
                                                            _______   _______
   Net cash used in investing activities  . . . . . . .        (105)      (63)
                                                            _______   _______

Cash flows from financing activities:
  Net payments of revolving term loan . . . . . . . . .         (97)   (2,684)
  Cash dividends paid . . . . . . . . . . . . . . . . .         (69)      (65)
  (Payments of) and proceeds from deferred
    compensation  . . . . . . . . . . . . . . . . . . .         127       (22)
                                                            _______   _______
    Net cash used in financing activities . . . . . . .         (39)   (2,771)
                                                            _______   _______

Net increase in cash and cash equivalents . . . . . . .       1,178     1,223
  Cash and cash equivalents at beginning of year. . . .       3,124     1,032
                                                            _______   _______
  Cash and cash equivalents at end of year. . . . . . .     $ 4,302   $ 2,255
                                                            =======   =======


                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation annual report on Form 10-K for the year ended December 31, 1994.

                    VSE CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth certain items, including consolidated revenues, pretax income, and net income and the amount of changes of such items for the three month periods ended March 31, 1995 and 1994 (in thousands).


                                                                        1995
                                                                      Compared
                                                                         to
                                                   1995      1994       1994
                                                 _______   _______   _______
Revenues, principally from contracts . . . . .   $16,155   $17,479   $(1,324)
                                                 =======   =======   =======

Pretax income  . . . . . . . . . . . . . . . .   $   661   $   582   $    79
Provision for income taxes . . . . . . . . . .       247       229        18
                                                 _______   _______   _______

Net income . . . . . . . . . . . . . . . . . .   $   414   $   353   $    61
                                                 =======   =======   =======

RESULTS OF OPERATIONS

The results of operations includes the operations of VSE Corporation ("VSE" or the "company"), Value Systems Services ("VSS"), Human Resource Systems, Inc. ("HRSI"), Schmoldt Engineering Services Company ("Schmoldt Engineering"), VSE Corona, Inc. ("VCI"), and VSE Services Corporation ("VSES"), all of which operate principally in the engineering, development, testing, and management services industry. Intercompany sales are principally at cost.

Revenues for the three month period ended March 31, 1995 decreased by approximately 7.6% compared to the same period of 1994. The decrease in revenues is attributable primarily to decreases in the level of services performed by VSE, VSS and Schmoldt Engineering.

Pretax income for the three month period ended March 31, 1995 increased by about 13.6%. The increase in pretax income is attributable primarily to a difference in the timing of award fees received by VSS in 1995 compared to 1994. Pretax income of the remaining operating entities were substantially unchanged from 1994.

The largest customer for the engineering services rendered by the company is the
U. S. Department of Defense ("Defense"), including agencies of the U. S. Army, Navy, and Air Force. The Defense budget has been restrained by the federal budget deficit in recent years, and as a result of this and increased competition, VSE's engineering services revenues have decreased from the levels attained in prior years. There can be no assurance that future reductions in the Defense budget will not have a materially adverse impact on the company's revenues, results of operations, and financial position.

Substantially all of the company's revenues from continuing operations depend on the excercise of option periods and the satisfaction of incremental funding requirements on current contracts, on current contracts not being terminated for the convenience of the Government, and on the incremental funding requirements on current contracts. In 1995 and 1994 the company did not experience any

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



termination of contracts for the convenience of the Government or any non-exer-cise of option periods on current contracts which were material to the company's business.

VSE Contract. VSE has a contract with the U. S. Navy which accounted for approximately 19% of consolidated revenues for the three month period ended March 31, 1995. This contract was scheduled to expire in September 1992, but has been extended through June 1995. The Navy has announced that it intends to combine the work performed under this contract with other related work, and VSE has submitted a bid for the proposed new contract. The inability to predict whether VSE will obtain further extensions of its current Navy contract or will be awarded other contracts to replace this work, including the proposed con-tract, is a known uncertainty which could have a material adverse effect on future revenues, profits, and financial position.

VSS Subcontract. In October 1991 VSS was awarded a subcontract to provide certain services in connection with a U. S. Marine Corps contract. Services under the subcontract commenced in January 1992. The subcontract generated revenues to VSS equal to about 15% of VSE's consolidated revenues for the three month period ended March 31, 1994. A protest against the award of the prime contract was sustained by the General Accounting Office (GAO) in February 1992, and in October 1993, a new prime contract was awarded to a different contractor. A protest of the new award was denied and substantially all work on the VSS subcontract terminated effective April 23, 1994. There was no revenue associated with this subcontract during 1995.

VSS Contract. In February 1994 VSS was awarded a new contract with a U. S. Navy customer. The award of this contract was protested and performance was suspended during the protest period. The protest was denied in September 1994 and VSS began work on the contract immediately thereafter. The realization of these revenues is dependent upon the level of work ordered by the customer through individual work orders. The contract generated revenues to VSS equal to approximately 13% of consolidated revenues during the three month period ended March 31, 1995.


Liquidity and Capital Resources

Net cash flows from operations of approximately $1.3 million through March 31, 1995 were used primarily to pay for approximately $100 thousand of property and equipment, to eliminate short term borrowings of approximately $100 thousand under VSE's $8 million bank loan and to pay dividends of approximately $69 thousand. Additionally, cash and cash equivalents increased by approximately $1.2 million during the period.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, and to pay cash dividends. As of March 31, 1995, VSE had no borrowings outstanding under its $8 million bank loan. Management believes that the cash flows from operations are adequate to meet current operating cash requirements.

VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which arise primarily from billings made by the company to the U. S. Government or other prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems.

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis



Working capital is also affected by (a) contract retainages, (b) start-up and termination costs associated with new or complete contracts, (c) capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company. Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving payment for such costs from the Government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.

Cash dividends were declared at the rate of $.08 per share during the three month period ended March 31, 1995. Pursuant to its bank loan agreement, the payment of cash dividends by VSE may not exceed an annual rate of $.60 per share. VSE has paid cash dividends each year since 1973.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any future option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at the then current cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         None

    (b)  Reports on Form 8-K.

         No current reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has omitted all other items contained in "Part II. Other Information" because such other items are not applicable or are not required if the answer is negative or because the information required to be reported therein has been previously reported.

VSE CORPORATION AND SUBSIDIARIES



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VSE CORPORATION


Date:  May 15, 1995                        C. S. Weber
                                           C. S. Weber, Senior Vice President,
                                                 Secretary and Treasurer
                                              (Principal Financial Officer)



Date:  May 15, 1995                        T. J. Corridon
                                           T. J. Corridon, Vice President
                                             and Director of Accounting
                                           (Principal Accounting Officer)





The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying note to consolidated financial statements are an integral part of this report.