Form 10-Q/A
period 1995-03-31
VSE CORP
filed 1995-07-20
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

                               Amendment No. 1


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.      Yes [x]    No [ ]

Number of shares of Common Stock outstanding as of May 1, 1995:  863,167.
















VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            Exhibit 27

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


Date:  July 19, 1995                 C. S. Weber

                                     C. S. Weber, Senior Vice President,
                                           Secretary and Treasurer
                                        (Principal Financial Officer)



Date:  July 19, 1995                 T. J. Corridon

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