Form 10-Q
period 1995-06-30
VSE CORP
filed 1995-08-14
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1995              Commission File Number:  0-3676


                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.05 per share
                                         (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.
Yes [x]    No [ ]

Number of shares of Common Stock outstanding as of August 1, 1995:  869,167.


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets

(in thousands, except per share amounts)

                                                          June 30,  December 31,
                                                            1995        1994
                                                           _______     _______
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . .   $ 1,286     $ 3,124
  Accounts receivable, principally
    U. S. Government . . . . . . . . . . . . . . . . . .    11,973      10,922
  Deferred tax assets  . . . . . . . . . . . . . . . . .     1,259       1,491
  Other current assets . . . . . . . . . . . . . . . . .     1,106         858
                                                           _______     _______
    Total current assets . . . . . . . . . . . . . . . .    15,624      16,395

Property and equipment, net  . . . . . . . . . . . . . .     2,912       3,078
Deferred tax assets  . . . . . . . . . . . . . . . . . .         0         248
Intangible assets  . . . . . . . . . . . . . . . . . . .     2,437         102
Other assets . . . . . . . . . . . . . . . . . . . . . .     1,787       1,449
                                                           _______     _______
    Total assets . . . . . . . . . . . . . . . . . . . .   $22,760     $21,272
                                                           =======     =======

Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . . . .   $ 1,761     $ 2,485
  Accrued expenses   . . . . . . . . . . . . . . . . . .     6,351       5,661
  Accrued income taxes . . . . . . . . . . . . . . . . .       212          70
  Dividends payable  . . . . . . . . . . . . . . . . . .        69          69
                                                           _______     _______
    Total current liabilities  . . . . . . . . . . . . .     8,393       8,285

Long-term debt . . . . . . . . . . . . . . . . . . . . .        74           0
Deferred tax liability . . . . . . . . . . . . . . . . .       392           0
Deferred compensation  . . . . . . . . . . . . . . . . .     1,136         886
                                                           _______     _______
    Total liabilities  . . . . . . . . . . . . . . . . .     9,995       9,171
                                                           _______     _______

Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 1,948,044 shares  . . . . .        97          97
  Paid-in surplus  . . . . . . . . . . . . . . . . . . .     8,247       8,247
  Retained earnings  . . . . . . . . . . . . . . . . . .    20,615      20,042
  Treasury stock, at cost (1,078,877 shares) . . . . . .   (16,194)    (16,285)
                                                           _______     _______
    Total stockholders' investment . . . . . . . . . . .    12,765      12,101
                                                           _______     _______

    Total liabilities and stockholders' investment . . .   $22,760     $21,272
                                                           =======     =======




VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income    For the three and six months ended June 30,

(in thousands, except per share amounts)

                                                   1995                1994
                                           _________________   _________________
                                             Three     Six       Three     Six
                                            Months    Months    Months    Months
                                           _______   _______   _______   _______

Revenues, principally from contracts  . .  $17,110   $33,265   $16,290   $33,769

Costs and expenses of contracts . . . . .   16,687    31,964    15,665    32,215
                                           _______    ______    ______    ______

Gross profit  . . . . . . . . . . . . . .      423     1,301       625     1,554

Selling, general and administrative
 expenses  .  . . . . . . . . . . . . . .      (62)      151        34       376

Interest expense  . . . . . . . . . . . .        8        12         6        11
                                           _______   _______   _______   _______

Pretax income . . . . . . . . . . . . . .      477     1,138       585     1,167

Provision for income taxes  . . . . . . .      180       427       231       460
                                           _______   _______   _______   _______

Net income  . . . . . . . . . . . . . . .  $   297   $   711   $   354   $   707
                                           =======   =======   =======   =======

Earnings per common share, based on
 weighted average shares outstanding:      $   .34   $   .82   $   .41   $   .82
                                           =======   =======   =======   =======

Weighted average shares outstanding        864,667   864,024   863,167   863,167
                                           =======   =======   =======   =======





VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment

(in thousands)


                                    Common Stock    Paid-In   Retained  Treasury
                                   Shares   Amount  Surplus   Earnings    Stock
                                  _______   ______  _______   _______  ________

Balance at December 31, 1993 . .   1,948     $97    $8,247    $18,757  $(16,285)

Net income for the year. . . . .      --      --        --        707        --

Dividends declared ($.15). . . .      --      --        --       (129)       --
                                  ______    ____    ______    _______  ________

Balance at June 30, 1994 . . . .   1,948     $97    $8,247    $19,335  $(16,285)
                                  ======    ====    ======    =======  ========

Balance at December 31, 1994 . .   1,948     $97    $8,247    $20,042  $(16,285)

Net income for the year. . . . .      --      --        --        711        --

Dividends declared ($.16). . . .      --      --        --       (138)       --

Issuance of Treasury Stock . . .      --      --        --         --        91
                                  ______    ____    ______    _______  ________

Balance at June 30, 1995 . . . .   1,948     $97    $8,247    $20,615  $(16,194)
                                  ======    ====    ======    =======  ========



VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows          For the six months ended June 30,

(in thousands)

                                                                 1995      1994
                                                              _______   _______

Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . $   711   $   707
 Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation and amortization . . . . . . . . . . . . . .     715       545
    (Gain) on sale of property and equipment  . . . . . . . .      (3)      (14)
    Deferred compensation plan expense  . . . . . . . . . . .      63         0
    Change in assets and liabilities -
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . . .  (1,051)    5,750
      Intangible  assets  . . . . . . . . . . . . . . . . . .  (2,335)       30
      Other current assets and noncurrent assets  . . . . . .    (586)     (215)
      Deferred tax assets . . . . . . . . . . . . . . . . . .     480      (425)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . . .    (628)   (1,295)
      Accrued expenses. . . . . . . . . . . . . . . . . . . .     690       305
      Accrued and deferred taxes  . . . . . . . . . . . . . .     142       (37)
      Deferred tax liability  . . . . . . . . . . . . . . . .     392         0
                                                              _______   _______
        Net cash (used in) provided by operations . . . . . .  (1,410)    5,351
                                                              _______   _______

Cash flows from investing activities:
 Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . . .    (546)     (203)
 Issuance of treasury shares  . . . . . . . . . . . . . . . .      91         0
                                                              _______   _______
   Net cash used in investing activities  . . . . . . . . . .    (455)     (203)
                                                              _______   _______

Cash flows from financing activities:
  Proceeds from (payments of) long-term debt  . . . . . . . .      71    (2,684)
  Cash dividends paid . . . . . . . . . . . . . . . . . . . .    (138)     (129)
  Proceeds from (payments of) deferred
    compensation  . . . . . . . . . . . . . . . . . . . . . .      94       (99)
                                                              _______   _______
    Net cash provided by (used in) financing activities . . .      27    (2,912)
                                                              _______   _______

Net increase (decrease) in cash and cash equivalents  . . . .  (1,838)    2,236
  Cash and cash equivalents at beginning of year. . . . . . .   3,124     1,032
                                                              _______   _______
  Cash and cash equivalents at end of year. . . . . . . . . . $ 1,286   $ 3,268
                                                              =======   =======

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended
June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation annual report on Form 10-K for the year ended December 31, 1994.


(1)  Summary of Significant Accounting Policies


Principles of Consolidation

The consolidated financial statements include VSE Corporation ("VSE" or the "company"), Value Systems Services ("VSS"), Human Resource Systems, Inc. ("HRSI"), Schmoldt Engineering Services ("Schmoldt Engineering"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and CMstat Corporation ("CMstat"). All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been restated for comparative purposes.


(2)  CMstat Corporation Acquisition

On May 31, 1995 the company acquired all of the outstanding stock of CMstat Corporation, a leading developer and supplier of commercial off-the-shelf configuration and product data management solutions, for approximately $970 thousand in cash. CMstat designs, manufactures, and supports the software developed for commercial and government customers. The acquisition was accounted for by the purchase method of accounting. The results of operations for the period May 31, 1995 through June 30, 1995 and the balance sheets as of June 30, 1995 are included in these financial statements. The company has recorded intangible assets of $2.4 million allocating approximately $400 thousand of Goodwill , $1.2 million of intangible assets and $800 thousand of deferred taxes thereon. These allocations are based on preliminary estimates by management. The allocations to intangible assets may be revised at a later date, however, the impact of the differences, if any, in the final allocations are not expected to have a material impact on the financial statements. Goodwill and intangible assets are being amortized by the straight-line method over periods from seven to ten years.

                     VSE CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth certain items, including consolidated revenues, pretax income, and net income and the amount of changes of such items for the three and six month periods ended June 30, 1995 and 1994 (in thousands).


                         Three Months       Six Months     1995 Compared to 1994
                         Ended June 30      Ended June 30      Three      Six
                         1995      1994     1995     1994      Months    Months
                       _______   _______   _______  _______    _______   _______

Revenues, principally
 from contracts  . . . $17,110   $16,290   $33,265  $33,769    $  820    $ (504)
                       =======   =======   =======  =======    ======    =======

Pretax income  . . . . $   477   $   585   $ 1,138  $ 1,167    $ (108)   $  (29)
Provision for
 income taxes  . . . .     181       231       427      460      (150)      (33)
                       _______   _______   _______  _______    ______    ______

Net income . . . . . . $   296   $   354   $   711  $   707    $  (58)   $    4
                       =======   =======   =======  =======    ======    =======

RESULTS OF OPERATIONS

The results of operations includes the operations of VSE Corporation ("VSE" or the "company"), Value Systems Services ("VSS"), Human Resource Systems, Inc. ("HRSI"), Schmoldt Engineering Services Company ("Schmoldt Engineering"),
VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), all of which operate principally in the engineering, development, testing, and management services industry, and CMstat Corporation ("CMstat"), acquired in May of 1995, which operates in the software development industry. Intercompany sales are principally at cost.

Revenues for the three month period ending June 30, 1995 increased by about 5% compared to the same period of 1994. The increase in revenues is primarily due to an increase in the level of services performed by VSS associated with the VSS Navy contract. (See the discussion about the "VSS Contract" below.) The in-crease in revenues for the period was offset by decreases in the level of services performed by VSE and Schmoldt Engineering.

Pretax income for the three month period ended June 30, 1995 decreased compared to the same period of 1994. The decrease in pretax income is primarily due to costs associated with the acquisition and initial month of activity of CMstat in May of 1995 and a decrease in profits associated with the lower revenue levels of Schmoldt Engineering.

Revenues and pretax income for the six month period ending June 30, 1995 remained substantially unchanged compared to the same period of 1994.

The largest customer for the engineering services rendered by the company is the
U. S. Department of Defense ("Defense"), including agencies of the U. S. Army, Navy, and Air Force. The Defense budget has been restrained by the federal budget deficit in recent years, and as a result of this and increased competi-tion, VSE's engineering services revenues have decreased from the levels attained in prior years. There can be no assurance that future reductions in the Defense budget will not have a materially adverse impact on the company's revenues, results of operations, and financial position.

VSE CORPORATION
Management Discussion and Analysis



Substantially all of the company's revenues from continuing operations depend on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts, on current contracts not being terminated for the convenience of the Government, and on the incremental funding requirements on current contracts. In 1995 and 1994 the company did not experience any termination of contracts for the convenience of the Government or any non-exercise of option periods on current contracts which were material to the company's business. Additional revenues from acquisitions such as CMstat are options the company continues to pursue.

VSE Contract. VSE has a contract with the U. S. Navy which accounted for approximately 18% of consolidated revenues for the six month period ended
June 30, 1995. This contract was scheduled to expire in September 1992, but has been extended through September 1995. The Navy has announced that it intends to combine the work performed under this contract with other related work, and VSE has been informed that it was not the successful bidder for the proposed new contract. The inability to predict whether VSE will obtain further extensions of its current Navy contract or will be awarded other contracts to replace this work is a known uncertainty which could have a material adverse effect on future revenues, profits, and financial position.

VSS Subcontract. In October 1991 VSS was awarded a subcontract to provide certain services in connection with a U. S. Marine Corps contract. Services under the subcontract commenced in January 1992. The subcontract generated revenues to VSS, equal to about 11% of VSE's consolidated revenues for the six month period ended June 30, 1994. A protest against the award of the prime contract was sustained by the General Accounting Office (GAO) in February 1992, and in October 1993, a new prime contract was awarded to a different contractor. A protest of the new award was denied and substantially all work on the VSS subcontract terminated effective April 23, 1994. There is no revenue associated with this subcontract during 1995.

VSS Contract. In February 1994 VSS was awarded a new contract with a U. S. Navy customer. The award of this contract was protested and performance was suspended during the protest period. The protest was denied in September 1994 and VSS began work on the contract immediately thereafter. The contract generated revenues to VSS equal to approximately 13% of consolidated revenues during the six month period ended June 30, 1995.


Liquidity and Capital Resources

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, and to pay cash dividends. As of June 30, 1995, VSE had no borrowings outstanding under its $8 million bank loan. Management believes that the cash flows from operations and available bank loan commitments are adequate to meet current operating cash requirements.

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis



VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which arise primarily from billings made by the company to the U. S. Government or other prime contractors for services ren-dered. Such accounts receivable generally do not present liquidity or collec-tion problems. Working capital is also affected by (a) contract retainages,
(b) start-up and termination costs associated with new or complete contracts,
(c) capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company.

Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving payment for such costs from the Government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing require-ments for working capital.

Cash dividends were declared at $.16 per share during the six month period ended June 30, 1995. Pursuant to its bank loan agreement, the payment of cash dividends by VSE may not exceed an annual rate of $.60 per share. VSE has paid cash dividends each year since 1973.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any future option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at the then current cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The over-all impact of inflation on replacement costs of such property and equipment is expected to be insignificant.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None

     (b)  Reports on Form 8-K.

          No current reports on Form 8-K were filed by the Registrant during the six month period ended June 30, 1995.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has omitted all other items contained in "Part II. Other Information" because such other items are not applicable or are not required if the answer is negative or because the information required to be reported therein has been previously reported.

VSE CORPORATION AND SUBSIDIARIES



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                               VSE CORPORATION


Date:  August 14, 1995                       C. S. Weber
                                             C. S. Weber, Senior Vice President,
                                                   Secretary and Treasurer
                                                (Principal Financial Officer)



Date:  August 14, 1995                       T. J. Corridon
                                             T. J. Corridon, Vice President
                                               and Director of Accounting
                                             (Principal Accounting Officer)





The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of manage-ment, necessary to a fair statement of the results for the interim periods. The accompanying note to consolidated financial statements are an integral part of this report.