Form 10-Q/A
period 1995-06-30
VSE CORP
filed 1995-10-23
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A

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
                                  ======    ====    ======    =======  ========



VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows          For the six months ended June 30,

(in thousands)

                                                                 1995      1994
                                                              _______   _______

Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . . $   711   $   707
 Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation and amortization . . . . . . . . . . . . . .     715       545
    (Gain) on sale of property and equipment  . . . . . . . .      (3)      (14)
    Deferred compensation plan expense  . . . . . . . . . . .      63         0
    Change in assets and liabilities -
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . . .  (1,051)    5,750
      Intangible  assets  . . . . . . . . . . . . . . . . . .  (1,365)       30
      Other current assets and noncurrent assets  . . . . . .    (586)     (215)
      Deferred tax assets . . . . . . . . . . . . . . . . . .     480      (425)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . . .    (628)   (1,295)
      Accrued expenses. . . . . . . . . . . . . . . . . . . .     690       305
      Accrued and deferred taxes  . . . . . . . . . . . . . .     142       (37)
      Deferred tax liability  . . . . . . . . . . . . . . . .     392         0
                                                              _______   _______
        Net cash (used in) provided by operations . . . . . .    (440)    5,351
                                                              _______   _______

Cash flows from investing activities:
 Acquisition of CMstat Corporation  . . . . . . . . . . . . .    (970)        0
 Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . . .    (546)     (203)
 Issuance of treasury shares  . . . . . . . . . . . . . . . .      91         0
                                                              _______   _______
   Net cash used in investing activities  . . . . . . . . . .  (1,425)     (203)
                                                              _______   _______

Cash flows from financing activities:
  Proceeds from (payments of) long-term debt  . . . . . . . .      71    (2,684)
  Cash dividends paid . . . . . . . . . . . . . . . . . . . .    (138)     (129)
  Proceeds from (payments of) deferred
    compensation  . . . . . . . . . . . . . . . . . . . . . .      94       (99)
                                                              _______   _______
    Net cash provided by (used in) financing activities . . .      27    (2,912)
                                                              _______   _______

Net increase (decrease) in cash and cash equivalents  . . . .  (1,838)    2,236
  Cash and cash equivalents at beginning of year. . . . . . .   3,124     1,032
                                                              _______   _______
  Cash and cash equivalents at end of year. . . . . . . . . . $ 1,286   $ 3,268
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


Liquidity and Capital Resources

A net decrease in cash and cash equivalents of approximately $1.85 million resulted primarily from cash payments of approximately $970 thousand associated with the investment in CMstat Corporation and cash payments of approximately $880 thousand associated with the purchase of property and equipment and the reduction of outstanding liabilities. Other uses of cash, including changes in assets and liabilities and payments of cash dividends, were substantially offset by other cash flows, including cash provided by operations.

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