Form 10-Q
period 1995-09-30
VSE CORP
filed 1995-11-14
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995       Commission File Number:  0-3676


                            VSE CORPORATION
         (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                        54-0649263
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                 22303-1499
  (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code         (703) 960-4600

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
Yes [x]    No [ ]

Number of shares of Common Stock outstanding as of October 1, 1995:  869,167.


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets

(in thousands, except per share amounts)
                                                   September 30,  December 31,
                                                       1995           1994
                                                     _______        _______
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .   $   514        $ 3,124
  Accounts receivable, principally
    U. S. Government . . . . . . . . . . . . . . .    17,147         10,922
  Deferred tax assets  . . . . . . . . . . . . . .     1,286          1,491
  Other current assets . . . . . . . . . . . . . .       973            858
                                                     _______        _______
    Total current assets . . . . . . . . . . . . .    19,920         16,395

Property and equipment, net  . . . . . . . . . . .     3,612          3,078
Deferred tax assets  . . . . . . . . . . . . . . .         0            248
Intangible assets  . . . . . . . . . . . . . . . .     3,977            102
Other assets . . . . . . . . . . . . . . . . . . .     1,854          1,449
                                                     _______        _______
    Total assets . . . . . . . . . . . . . . . . .   $29,363        $21,272
                                                     =======        =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities .   $ 3,596        $ 2,485
  Accrued expenses   . . . . . . . . . . . . . . .     6,910          5,661
  Accrued income taxes . . . . . . . . . . . . . .       494             70
  Dividends payable  . . . . . . . . . . . . . . .        74             69
                                                     _______        _______
    Total current liabilities  . . . . . . . . . .    11,074          8,285

Long-term debt . . . . . . . . . . . . . . . . . .     3,651              0
Deferred tax liabilities . . . . . . . . . . . . .       270              0
Deferred compensation  . . . . . . . . . . . . . .     1,218            886
                                                     _______        _______
    Total liabilities  . . . . . . . . . . . . . .    16,213          9,171
                                                     _______        _______

Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 1,948,044 shares  . .        97             97
  Paid-in surplus  . . . . . . . . . . . . . . . .     8,247          8,247
  Retained earnings  . . . . . . . . . . . . . . .    21,000         20,042
  Treasury stock, at cost (1,072,877 shares in
    1995 and 1,078,877 shares in 1994) . . . . . .   (16,194)       (16,285)
                                                     _______        _______
    Total stockholders' investment . . . . . . . .    13,150         12,101
                                                     _______        _______
    Total liabilities and stockholders' investment   $29,363        $21,272
                                                     =======        =======




VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income         For the three and nine months ended

(in thousands, except per share amounts)


                                                      September 30,
                                               1995                1994
                                         Three      Nine     Three      Nine
                                         Months    Months    Months    Months
                                         -------   -------   -------   -------

Revenues, principally from contracts. .  $21,204   $54,469   $15,778   $49,547

Costs and expenses of contracts . . . .   19,605    51,569    14,342    46,557
                                         _______   _______   _______   _______
Gross profit  . . . . . . . . . . . . .    1,599     2,900     1,436     2,990

Selling, general and administrative
 expenses  .  . . . . . . . . . . . . .      813       964       747     1,123

Interest expense  . . . . . . . . . . .       15        27         8        19
                                         _______   _______   _______   _______
Pretax income . . . . . . . . . . . . .      771     1,909       681     1,848

Provision for income taxes  . . . . . .      312       739       266       726
                                         _______   _______   _______   _______
Net income  . . . . . . . . . . . . . .  $   459   $ 1,170   $   415   $ 1,122
                                         =======   =======   =======   =======

Earnings per common share, based on
 weighted average shares outstanding:    $   .53   $  1.35   $   .48   $  1.30
                                         =======   =======   =======   =======

Weighted average shares outstanding      869,167   865,567   863,167   863,167
                                         =======   =======   =======   =======



VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment

(in thousands)


                                  Common Stock    Paid-In   Retained  Treasury
                                 Shares   Amount  Surplus   Earnings    Stock

                                 _____     ___    ______    _______  ________
Balance at December 31, 1993 .   1,948     $97    $8,247    $18,757  $(16,285)

Net income for the year. . . .      --      --        --      1,122        --

Dividends declared ($.23). . .      --      --        --       (199)       --
                                 _____     ___    ______    _______  ________
Balance at September 30, 1994.   1,948     $97    $8,247    $19,680  $(16,285)
                                 =====     ===    ======    =======  ========

Balance at December 31, 1994 .   1,948     $97    $8,247    $20,042  $(16,285)

Net income for the year. . . .      --      --        --      1,170        --

Dividends declared ($.24). . .      --      --        --       (212)       --

Issuance of Treasury Stock . .      --      --        --         --        91
                                 _____     ___    ______    _______  ________
Balance at September 30, 1995.   1,948     $97    $8,247    $21,000  $(16,194)
                                 =====     ===    ======    =======  ========



VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows  For the nine months ended September 30,

(in thousands)

                                                               1995      1994

Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . . $ 1,170   $   707
 Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation and amortization . . . . . . . . . . . . .   1,993       545
    (Gain) on sale of property and equipment  . . . . . . .      (2)      (14)
    Deferred compensation plan expense  . . . . . . . . . .      94         0
    Change in assets and liabilities -
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .  (6,225)    5,750
      Intangible  assets  . . . . . . . . . . . . . . . . .     755        30
      Other current assets and noncurrent assets  . . . . .  (2,230)     (215)
      Deferred tax assets . . . . . . . . . . . . . . . . .     453      (425)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .   1,204    (1,295)
      Accrued expenses. . . . . . . . . . . . . . . . . . .   1,249       305
      Accrued and deferred taxes  . . . . . . . . . . . . .     424       (37)
      Deferred tax liability  . . . . . . . . . . . . . . .     270         0
                                                            _______   _______
        Net cash (used in) provided by operations . . . . .    (845)    5,351
                                                            _______   _______
Cash flows from investing activities:
 Acquisition of CMstat Corporation. . . . . . . . . . . . .    (970)        0
 Acquisition of Energetics Incorporated . . . . . . . . . .  (3,660)        0
 Purchase of property and equipment . . . . . . . . . . . .    (815)     (203)
 Issuance of treasury shares  . . . . . . . . . . . . . . .      91         0
                                                            _______   _______
   Net cash used in investing activities  . . . . . . . . .  (5,354)     (203)
                                                            _______   _______
Cash flows from financing activities:
  Net proceeds from (payments of) revolving term loan . . .   3,592    (2,684)
  Proceeds from other long-term debt  . . . . . . . . . . .      59         0
  Cash dividends paid . . . . . . . . . . . . . . . . . . .    (207)     (129)
  Proceeds from (payments of) deferred
    compensation  . . . . . . . . . . . . . . . . . . . . .     145       (99)
                                                            _______   _______
    Net cash provided by (used in) financing activities . .   3,589    (2,912)
                                                            _______   _______

Net increase (decrease) in cash and cash equivalents  . . .  (2,610)    2,236
  Cash and cash equivalents at beginning of year. . . . . .   3,124     1,032
                                                            _______   _______
  Cash and cash equivalents at end of period. . . . . . . . $   514   $ 3,268
                                                            =======   =======


                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Financial Statements


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation annual report on Form 10-K for the year ended December 31, 1994.


(1)  Summary of Significant Accounting Policies


Principles of Consolidation

The consolidated financial statements include VSE Corporation ("VSE" or the "company"), CMstat Corporation ("CMstat"), Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Schmoldt Engineering Services ("Schmoldt Engineering"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and Value Systems Services ("VSS") and BAV, unincorporated divisions of VSE. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


(2)  CMstat Corporation Acquisition

On May 31, 1995 the company acquired all of the outstanding stock of CMstat Corporation, a leading developer and supplier of commercial off-the-shelf configuration and product data management solutions, for approximately $970 thousand in cash. CMstat designs, manufactures, and supports the software developed for commercial and government customers. The acquisition was accounted for by the purchase method of accounting. The results of operations since May 31, 1995 are included in these financial statements. The company has recorded intangible assets of $2.4 million allocating approximately $400 thousand of Goodwill, $1.2 million of intangible assets and $800 thousand of deferred taxes thereon. These allocations are based on preliminary estimates made by management. The allocations to intangible assets may be revised at a later date, however, the impact of the differences, if any, in the final alloca-tions are not expected to have a material impact on the financial statements. Goodwill and intangible assets are being amortized by the straight-line method over periods from seven to ten years.

VSE CORPORATION
Notes to Consolidated Financial Statements



(3)  Energetics Incorporated Acquisition

On August 29, 1995 the company acquired all of the outstanding stock of Energetics Incorporated ("Energetics") for approximately $3.7 million. Energetics assists government and industry in conducting effective technology programs, primarily in the fields of energy use and the environment. Principal clients include the U. S. Department of Energy, other U. S. Government prime contractors, public utilities, universities, and not-for-profit corporations and associations. The acquisition was accounted for by the purchase method of accounting. The results of operations for the period August 29, 1995 through September 24, 1995 and the balance sheet as of September 24, 1995 are included in these financial statements. The company has recorded intangible assets of $1.6 million consisting of approximately $1.5 million of goodwill and $100 thousand of intangible assets. These allocations are based on preliminary estimates made by management. The allocations to intangible assets may be revised at a later date, however, the impact of the differences, if any, in the final allocations are not expected to have a material impact on the financial statements. Goodwill and intangible assets are being amortized by the straight-line method over periods from one to 15 years.

(4)  BAV Division

On August 17, 1995 the company was notified that BAV was awarded a contract with the U. S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. The contract is a cost plus award fee contract with a base year and nine option years. The total potential value of the contract is approximately $1 billion. In September 1995 the contract award was protested and the protest is currently under review by the General Accounting Office ("GAO"). BAV continues to perform under the contract during the protest period.

(5)  Debt

Long-term Debt

Long-term Debt as of September 30, 1995 and December 31, 1994 was as follows (in thousands):
                                             September 30,   December 31,
                                                 1995            1994

     Revolving term loan . . . . . . . . . .    $3,592          $   0
     Other debt  . . . . . . . . . . . . . .       208              3
                                                _____           _____
                                                 3,800              3
     Less portion due within one year  . . .      (149)            (3)
                                                ______          _____
                                                $3,651          $   0
                                                ======          =====

At September 30, 1995, VSE had a revolving term loan agreement (the "Loan") with a bank whereby VSE could borrow up to $8 million, subject to a borrowing base formula and certain other conditions and covenants. Interest was charged on amounts borrowed under the Loan at the prime rate of interest established by the

VSE CORPORATION
Notes to Consolidated Financial Statements



bank or at an optional federal funds based rate. A commitment fee of was charged on the average unused portion of the loan commitment. Borrowings were secured by VSE assets. The termination date of the Loan was May 31, 1997.

Other debt is related to debt assumed in the acquisitions of CMstat and Energetics and will be extinguished by the end of 1996.

On October 26, 1995, the original revolving term loan agreement was replaced with a new revolving term loan agreement (the "Current Loan") with a syndicate of three banks. Under the Current Loan, VSE can borrow up to $45 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or at an optional LIBOR-based rate. A commitment fee is charged on the unused portion of the loan commitment. The prime-based rate and the LIBOR-based rate and the amount of the commitment fee increase or decrease as VSE's leverage ratio increases or decreases. The Current Loan contains collateral requirements similar to those in the original Loan and restrictive covenants that include minimum tangible net worth and profitability requirements and a limit on annual dividendse. The termination date of the Current Loan is May 31, 1997.

                     VSE CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following table sets forth certain items, including consolidated revenues, pretax income, and net income and the amount of changes of such items for the three and nine month periods ended September 30, 1995 and 1994 (in thousands).


                    Three Months         Nine Months      1995 Compared to 1994
                  Ended September 30,  Ended September 30,    Three      Nine
                     1995      1994      1995     1994        Months    Months
                   _______   _______   _______  _______      _______      ______   ______
Revenues,
 principally from
 contracts  . . .  $21,204   $15,778   $54,469  $49,547      $5,426    $4,922
                   =======   =======   =======  =======      ======    ======
Pretax income  . . $   771   $   681   $ 1,909  $ 1,848      $   90    $   61
Provision for
 income taxes  . .     312       266       739      726          46        13
                   _______   _______   _______  _______      ______    ______
Net income . . . . $   459   $   415   $ 1,170  $ 1,122      $   44    $   48
                   =======   =======   =======  =======      ======    ======

RESULTS OF OPERATIONS

The results of operations includes the operations of VSE Corporation ("VSE" or the "company"), CMstat Corporation ("CMstat"), acquired in May of 1995, Energetics Incorporated ("Energetics"), acquired in August of 1995, Human Resource Systems, Inc. ("HRSI"), Schmoldt Engineering Services Company ("Schmoldt Engineering"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and Value Systems Services ("VSS") and BAV, unincorporated divisions of VSE, all of which operate principally in the engineering, software development, testing, and management services industry. Intercompany sales are principally at cost.

Revenues for the three and nine month periods ended September 30, 1995 increased by about 34% and 10%, respectively, compared to the same periods of 1994. The increase in revenues is primarily due to: the increase in services performed by VSS associated with the VSS Navy contract (see discussion about the "VSS Contract" below), revenues associated with the acquisition of CMstat and Energetics, and an increase in sales of materials and subcontract services by VSE.

Pretax income for the three and nine month periods ended September 30, 1995 increased by about 13% and 3%, respectively, compared to the same periods of 1994. The increase in pretax income is primarily due to an increase in profits associated with the additional revenues provided by the VSS Navy contract and the income of CMstat and Energetics.

The largest customer for the engineering services rendered by the company is the
U. S. Department of Defense ("Defense"), including agencies of the U. S. Army, Navy, and Air Force. The Defense budget has been restrained by the federal budget deficit in recent years, and as a result of this and increased competition,VSE's engineering services revenues have decreased from the levels attained in prior years. There can be no assurance that future reductions in

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



the Defense budget will not have a material adverse impact on the company's revenues, results of operations, and financial position.

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

BAV Contract.   In August 1995, the BAV Division of VSE was awarded a contract with the U. S. Navy to provide engineering, technical and logistical support services associated with the sale, lease or transfer of Navy ships to foreign governments. BAV began work on the contract, however, the contract award was protested and the protest is currently under review by the General Accounting Office ("GAO"). BAV continues to perform under the contract during the protest period. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 to 2005.

VSE Contracts. VSE has a contract with the U. S. Navy which accounted for approximately 18% of consolidated revenues for the nine month period ended September 30, 1995. This contract was scheduled to expire in September 1992, but was extended through September 1995. The Navy had announced that it intended to combine the work performed under this contract with other related work, and VSE had been informed that it was not the successful bidder for the new contract. Substantially all work on the contract ended by September 30,
1995.   The company has been able to replace the contract with new contracts and continues to look for opportunities to support the affected workforce.

VSE has another contract with the U. S. Navy which accounted for approximately 13% of revenues for the nine month period ended September 30, 1995. Revenues for this contract have increased substantially compared to prior years due to increased requirements for materials and subcontract work. Although work on the contract is expected to continue through its completion date of September 1996, future levels of materials sales and subcontract work are not expected to continue at the increased levels experienced during the nine months ended September 30, 1995.

VSS Subcontract. Beginning in January 1992, VSS provided services to the U. S. Marine Corps under a subcontract. The subcontract generated revenues to VSS equal to about 8% of VSE's consolidated revenues for the nine month period

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis



ended September 30, 1994. A protest against the award of the prime contract was sustained by the General Accounting Office, and in October 1993, a new prime contract was awarded to a different contractor. Substantially all work on the VSS subcontract terminated effective April 23, 1994. There is no revenue associated with this subcontract during 1995.

VSS Contract. In February 1994 VSS was awarded a new contract with a U. S. Navy customer. In September 1994 VSS began work on the contract. The contract generated revenues to VSS equal to approximately 12% of consolidated revenues during the nine month period ended September 30, 1995.


Liquidity and Capital Resources

A net decrease in cash and cash equivalents of approximately $2.6 million during the nine month period ended September 30, 1995, resulted from approximately $5.4 million in cash used in investing activities, approximately $3.6 million in cash provided by financing activities and approximately $800 thousand used in operations.

Investing activities consisted primarily of cash payments of approximately $3.7 million associated with the investment in Energetics, $970 thousand associated with the investment in CMstat Corporation and $815 thousand associated with the purchase of property and equipment. Financing activities consisted primarily of the company's revolving term loan of $3.6 million. Cash used in operations consisted primarily of an increase in accounts receivable due primarily to the acquisitions and several significant material purchases under a contract at the end of the quarter offset by an increase in net income, reduced accounts payable and accrued expenses.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, and to pay cash dividends. As of September 30, 1995, VSE had borrowings of approximately $3.6 million outstanding under its $8 million bank loan. Execution on the BAV contract described above is expected to substantially increase the company's requirements for cash, however, management believes that the cash flows from operations and a new $45 million bank loan commitment that was executed on October 26, 1995 are adequate to meet current operating cash requirements.

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

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis



Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving payment for such costs from the Government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.

Cash dividends were declared at $.24 per share during the nine month period ended September 30, 1995. Pursuant to its bank loan agreement, the payment of cash dividends is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor coststo be escalated for any future option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at the then current cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         None

    (b)  Reports on Form 8-K.

         On August 18, 1995, the Registrant filed a Current Report on Form
8-K reporting on an award of a cost-plus-award-fee contract to BAV by the U. S. Navy to provide engineering, technical, and logistics support services for various classes of U. S. ships bought, leased, or otherwise transferred to foreign governments. The initial value of the contract is approximately $202 million. If all options are exercised by the Government, the total contract value is estimated to be in excess of one billion dollars over a ten year period.

         On September 13, 1995, the Registrant filed a Current Report on Form 8-K reporting the acquisition of Energetics Incorporated ("Energetics") of Columbia, Maryland on August 29, 1995. The Registrant acquired all of the outstanding capital stock for $3.7 million pursuant to a Stock Purchase Agreement.

         On November 9, 1995, the Registrant filed a Current Report on Form 8-K/A, Amendment No. 1, to the Current Report on Form 8-K filed on September 13, 1995. The amendment reported Energetics' unaudited Financial Statements as of June 30, 1995 and for the seven months ended June 30, 1994 and 1995, and audited Financial Statements for the year ended November 27, 1994 together with auditors' report. The Current Report also reported the Registrant's unaudited pro forma combined condensed financial statements and notes to unaudited pro forma combined condensed financial statements.


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

                               VSE CORPORATION


Date:  November 14, 1995            C. S. Weber
                                    C. S. Weber, Senior Vice President,
                                           Secretary and Treasurer
                                        (Principal Financial Officer)




Date:  November 14, 1995            T. J. Corridon
                                    T. J. Corridon, Vice President
                                      and Director of Accounting
                                    (Principal Accounting Officer)