Form 10-K405
period 1995-12-31
VSE CORP
filed 1996-03-25
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995     Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1996: $10,400,000.
Number of shares of Common Stock outstanding as of March 1, 1996: 869,167.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1995 Annual Report to Stockholders for the year ended December 31, 1995, are incorporated into Parts I and II of this report.
2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 4, 1996, are incorporated by reference into Part III of this report.

                                  PART I


ITEM 1.  Business

     Refer to the discussions captioned "Report from the Chairman and CEO" and "Description of Business" in VSE Corporation's ("VSE" or the "Registrant") 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 2.  Properties

     Refer to the discussion captioned "Description of Business" in VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 3.  Legal Proceedings

     Refer to Note 8 (Commitments and Contingencies - Litigation) of the "Notes to Consolidated Financial Statements" in VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Stockholders

     Not applicable.


                                 PART II


ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Refer to discussion captioned "VSE Common Stock" in VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

     Refer to table captioned "Financial Highlights" in VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Refer to discussion captioned "Management Discussion and Analysis" in VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     Refer to section captioned "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference. Also refer to the schedule on page S-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                  PART III


ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to VSE Directors is incorporated by reference to VSE's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after December 31, 1995. The executive officers are chosen annually at the board of directors meeting next following the annual meetings of stockholders and serve until their successors have been duly elected and qualified, or until resignation or removal. Also refer to section captioned "Executive Officers" in VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 11. Executive Compensation

     Information with respect to this item is incorporated by reference to the discussion captioned "1995 Director Compensation," "Changes in Director Compensation," and "Certain Relationships and Related Transactions" in Item No. 1 (Election of Directors); Item No. 3 (VSE Corporation 1996 Stock Option Plan); and "All Other Compensation," "Employment Agreements," and "Summary Compensation Table" in "Compensation Committee Report" in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this item is incorporated by reference to the discussion captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

     Information with respect to this item is incorporated by reference to the discussion captioned "Certain Relationships and Related Transactions" in Item No. 1 (Election of Directors) in the Proxy Statement.


 PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

     1. Financial statements from VSE's 1995 Annual Report to Stockholders which is incorporated herein by reference:

         Report of Independent Public Accountants
         In section captioned "Consolidated Financial Statements":
          Consolidated Balance Sheets as of December 31, 1995 and 1994 Consolidated Statements of Income for the Years Ended
               December 31, 1995, 1994, and 1993
          Consolidated Statements of Stockholders' Investment for the Years
               Ended December 31, 1995, 1994, and 1993
          Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1995, 1994, and 1993
          Notes to Consolidated Financial Statements

     2.  Financial Statement schedules required to be filed by Item 8 of this
          Form:

          Form 10-K Schedule
          Page Number    Description
          5     --       Report of Independent Public Accountants
          S-1   II       Valuation and Qualifying Accounts

    Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required informa-tion, where material, is shown in the consolidated financial statements, financial notes, or supplementary financial information.


    3.  Exhibits:

    Exhibits filed with this Form:
         I    Subsidiaries of the Registrant
         II   VSE Corporation 1995 Annual Report
         III  Employment Agreement entered into as of January 1, 1996, by and between VSE Corporation and Donald M. Ervine
         IV   Employment Agreement entered into as of January 1, 1996, by and between VSE Corporation and Richard B. McFarland
         V    Restated Certificate of Incorporation of VSE Corporation
              dated as of February 6, 1996
         VI   By-Laws of VSE Corporation as Amended through February 6,
              1996


    Exhibits not filed with this Form:

          Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to
            Registration Statement No. 2-83255 dated April 22, 1983 on
            Form S-2).
          Exchange Agreement dated as of March 25, 1992, amended as of September 1, 1992, by and between VSE Corporation and JBT Holding Corp., et al (Exhibit A to Exhibit 1, Proxy
            Statement, filed on Form 8-K on November 2, 1992).
          VSE Corporation Deferred Supplemental Compensation Plan (Exhibit
            III to Form 10-K dated March 23, 1995).
          Stock Purchase Agreement dated August 29, 1995 by and between VSE
            Corporation and the shareholders of Energetics Incorporated (Exhibit 2 to Form 8-K dated September 13, 1995 and Amendment
              1 on Form 8-K/A dated November 9, 1995).

    (b)   Reports on Form 8-K:

              On November 9, 1995, the Registrant filed a Current Report on Form 8-K/A, Amendment No. 1, to the Current Report on
              Form 8-K filed on September 13, 1995. The amendment reported Energetics' unaudited Financial Statements as of June 30,
              1995 and for the seven months ended June 30, 1994 and 1995, and audited Financial Statements for the year ended November 27, 1994, together with auditors' report. The Current Report also reported the Registrant's unaudited pro forma combined condensed financial statements and notes to the unaudited pro forma combined condensed financial statements.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VSE CORPORATION

Date:  March 22, 1996                        By:  /s/  C. S. Weber

                                                  C. S. Weber, Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

(a) Principal Executive Officers:

    /s/  D. M. Ervine

    D. M. Ervine, Chairman of the Board and Chief Executive Officer

    /s/  R. B. McFarland

    R. B. McFarland, President and Chief Operating Officer


(b)  Principal Financial Officer:       (c) Principal Accounting Officer:

     /s/  C. S. Weber                       /s/  T. J. Corridon

     C.S. Weber, Senior Vice President      T. J. Corridon, Senior Vice
     Secretary and Treasurer                President and Comptroller

(d)  Directors:

     /s/  Sarah Clements                  /s/  R. B. McFarland

     Sarah Clements                       R. B. McFarland

     /s/  D. M. Ervine                    /s/  D. M. Osnos

     D. M. Ervine                         D. M. Osnos

                                          /s/  J. D. Ross

     R. J. Kelly                          J. D. Ross

     /s/  C. S. Koonce                    /s/  B. K. Wachtel

     C. S. Koonce                         B. K. Wachtel

     /s/  J. M. Marchello

     J. M. Marchello

                 Report of Independent Public Accountants



To the Stockholders of VSE Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in VSE Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 1, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        /s/  ARTHUR ANDERSEN LLP

                                        ARTHUR ANDERSEN LLP



Washington, D.C.,
  March 1, 1996

                     VSE CORPORATION AND SUBSIDIARIES           SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)

                                                    Additions
                                                       to and
                        Balance       Charged      Deductions        Balance
                    December 31,           to            from    December 31,
Description                1994        Income        Reserves           1995
-----------           ---------     ---------        --------      ---------
Allowance for
 doubtful accounts     $    247      $    (87)       $      0      $     160
                       ========      ========        ========      =========
Allowance for contract
 disallowances         $  1,338      $   (651)       $    662       $  1,349
                       ========      ========        ========      =========
Valuation allowance
 for income taxes      $     50      $      0        $      0       $     50
                       ========      ========        ========      =========

                                                    Additions
                                                       to and
                        Balance       Charged      Deductions        Balance
                    December 31,           to            from    December 31,
Description                1993        Income        Reserves           1994
-----------            --------      --------        --------       --------
Allowance for
 doubtful accounts     $    251      $      0        $     (4)      $    247
                       ========      ========        ========      =========
Allowance for contract
 disallowances         $  1,384      $      0        $    (46)      $  1,338
                       ========      ========        ========      =========
Valuation allowance
 for income taxes      $     50      $      0        $      0       $     50
                       ========      ========        ========      =========

                                                    Additions
                                                       to and
                        Balance       Charged      Deductions        Balance
                    December 31,           to            from    December 31,
Description                1992        Income        Reserves           1993
-----------            --------      --------        --------       --------
Allowance for
 doubtful accounts     $    246      $      0        $      5       $    251
                       ========      ========        ========      =========
Allowance for contract
 disallowances         $  1,391      $      0        $     (7)      $  1,384
                       ========      ========        ========      =========
Valuation allowance
 for income taxes      $      0      $      0        $     50       $     50
                       ========      ========        ========      =========

                                    S-1

                               EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
------------------------------------------------------------------------------

     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                             *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996         Exhibit V
               By-Laws of VSE Corporation as amended through
                 February 6, 1996                                 Exhibit VI
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2).                        *
     9       Voting trust agreement                             Not Applicable
    10       Material contracts
             Employment Agreement entered into as of January 1,
               1996, by and between VSE Corporation and
               Donald M. Ervine                                   Exhibit III
             Employment Agreement entered into as of January 1,
               1996, by and between VSE Corporation and
               Richard B. McFarland                               Exhibit IV
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                           *
             Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                             *
    11       Statement re computation of per share earnings     Not Applicable
    12       Statements re computation of ratios                Not Applicable
    13       Annual report to security holders, Form 10-Q
             or quarterly report to security holders              Exhibit II
    16       Letter re change in certifying accountant          Not Applicable
    18       Letter re change in accounting principles          Not Applicable
    19       Previously unfiled documents                       Not Applicable
    22       Subsidiaries of the registrant                       Exhibit I
    23       Published report regarding matters submitted
             to vote of security holders                        Not Applicable
    24       Consents of experts and counsel                    Not Applicable
    25       Power of attorney                                  Not Applicable
    28       Additional exhibits                                Not Applicable
    29       Information from reports furnished to State
             insurance regulatory authorities                   Not Applicable


*Document has been filed as indicated and is incorporated by reference herein.

                                                           EXHIBIT I


                  SUBSIDIARIES OF THE REGISTRANT


  The following is a listing of the subsidiaries of the Registrant:

                                               Jurisdiction of
                                                 Organization
                                               ---------------

  CMstat Corporation                              Delaware

  Energetics Incorporated                         Maryland

  Human Resource Systems, Inc.                    Delaware

  Schmoldt Engineering Services Company *         Oklahoma

  VSE Corona, Inc.                                Delaware

  VSE Services Corporation                        Delaware




* On February 7, 1996, the Registrant sold its wholly owned subsidiary Schmoldt Engineering Services Company.

                                                             Exhibit II




                        VSE Corporation


                        1995 Annual Report


                        Engineering Solutions

Financial Highlights


Selected Financial Data (Unaudited)
(In thousands, except per share data)


                                  1995      1994      1993      1992      1991
                                -------   -------   -------   -------   -------
Revenues, principally from
  contracts . . . . . . . . .   $75,067   $65,581   $79,609   $78,305   $68,317
                                =======   =======   =======   =======   =======
Income (loss) from continuing
  operations  . . . . . . . .   $ 1,646   $ 1,553   $ 1,159   $ 1,316   $  (610)
Cumulative effect of change in
  accounting for income taxes.        0         0       284         0         0
Loss from discontinued
  operations  . . . . . . . .         0         0         0         0    (4,068)
Gain on sale of discontinued
  operations. . . . . . . . .         0         0         0       776         0
                                -------   -------   -------   -------   -------
     Net income (loss)  . . .   $ 1,646   $ 1,553   $ 1,443   $ 2,092   $(4,678)
                                =======   =======   =======   =======   =======

Earnings per common share:
  Income (loss) from continuing
    operations . . . . . . . .  $  1.90   $  1.80   $  1.34   $   .85   $  (.36)
  Cumulative effect of change in
    accounting for income
    taxes  . . . . . . . . . .        0         0       .33         0         0
  Loss from discontinued
    operations . . . . . . . .        0         0         0         0     (2.42)
  Gain on sale of discontinued
    operations . . . . . . . .        0         0         0       .50         0
                                -------   -------   -------   -------   -------
     Net income (loss) . . . .  $  1.90   $  1.80   $  1.67   $  1.35   $ (2.78)
                                =======   =======   =======   =======   =======

Total assets . . . . . . . . .  $29,106   $21,272   $23,546   $20,820   $34,326
                                =======   =======   =======   =======   =======

Long-term obligations  . . . .  $ 6,546   $   886   $ 3,834   $ 3,282   $ 3,789
                                =======   =======   =======   =======   =======

Stockholders' investment . . .  $13,553   $12,101   $10,816   $ 9,623   $21,599
                                =======   =======   =======   =======   =======

Book value per common share  .  $ 15.59   $ 14.02   $ 12.53   $ 11.15   $ 12.92
                                =======   =======   =======   =======   =======
Cash dividends per common
  share  . . . . . . . . . . .  $   .33   $   .31   $   .29   $   .28   $   .28
                                =======   =======   =======   =======   =======

This consolidated summary of selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.


Contents

Financial Highlights                                                1
Report from the Chairman and CEO                                    2
Description of Business                                             6
Management Discussion and Analysis                                 11
Executive Officers                                                 17
VSE Common Stock                                                   17
Report of Independent Public Accountants                           18
Consolidated Financial Statements                                  19
Notes to Consolidated Financial Statements                         23
Selected Quarterly Data                                            31
Form 10-K                                                          32
Form 10-K Cross-Reference Index                                    33
VSE Team Members                                                   34
Officers and Directors                                             37

Report from the Chairman and CEO

The company put on seven-league boots in 1995. During the year we reported a landmark contract award, aggressive acquisitions, important additions to our technology, and most importantly, the excitement we feel as new employees, managers, and directors join the VSE team. In this report I want to share with you some of our accomplishments in 1995 and our vision and strategies for continued growth in the years ahead.

The BAV Contract

VSE has been an important player in America's defense community since 1959, and we are determined to build on our reputation and strengths as a dependable and innovative contractor. Several years ago we identified a potential Navy program which could help meet the Navy's need to realize cost savings in the engineer-ing, overhaul, maintenance, training, and logistic support associated with the transfer of Navy ships to foreign governments. Through the privatization of this effort, the Navy could complete the drawdown of its active and reserve ship inventory from the six hundred ship Navy previously required to the restated requirements of the post Cold War era.

Putting together a world-class team of subcontractors with the resources, skills, and global presence required to execute the contract (see inside cover), VSE's BAV Division submitted a proposal which was judged by the Navy to be technically superior to eight other competing proposals. Award of a cost plus award fee contract was made to BAV in August 1995. The award was protested by two of the other competitors, and in late January 1996 the General Accounting Office (GAO) denied the protests, upholding the Navy's selection of BAV. The contract, including option periods which may be exercised by the Navy, provides for a ten-year effort. Revenues under the contract will depend on the number and size of the delivery orders for ships and services which may be ordered by foreign governments. The Navy has estimated that up to $1 billion, and possibly more, may be ordered under the contract during the ten-year period.

The Navy's ship transfer program is good for America. It means challenging work for American engineers and naval architects, technicians, suppliers and shipyards from Virginia to Oregon and New York to Louisiana, and many other states. The program will be substantially funded by foreign governments, and the additional capability gained by our allies as we transfer destroyers, frigates, and auxiliary ships to them will reduce the burden on our country in meeting mutual defense needs around the globe.

Work under the contract will be managed by BAV from VSE's headquarters facility in Alexandria, Virginia. During the initial years of the contract, we expect that the bulk of the work will be performed in U. S. shipyards by BAV's teaming partners. Because it is a delivery order contract, we are unable to predict the amount of work which will be ordered each year. While there are no assurances, our initial preparations are targeted towards revenues, principally subcontract revenues, of between $100 and $200 million a year. In terms of earnings, we do not expect the BAV work to be as profitable as some of our other contract operations. For example, we anticipate a substantial amount of nonbillable interest expense associated with financing large subcontracts. Notwithstanding the lower margins, the contract is expected to provide a substantial base for developing other business opportunities. Significant revenues under the contract are not expected to be recorded until later in 1996.

Report from the Chairman and CEO

The BAV contract represents the kind of opportunity for growth which VSE will continue to pursue in the years ahead. There are a number of other privatiza-tion programs which may develop in the defense establishment. We have identified some of these programs, and we are excited about our prospects. The BAV contract has increased our profile and reputation, and we hope to build rapidly on this success.

Other Business Developments

In previous years we outlined the key components of our strategy following the completion of the spin-off of our non-engineering subsidiaries in 1992. As the government downsizes its budget for new procurements, we streamlined our operations and targeted high profile defense opportunities such as ensuring logistics support for Navy aircraft, engineering support for Army wheeled and tracked vehicles, military readiness programs centered on technology insertion, product improvement, service life extension, prototype development, and information technology, and the growth of our non-defense business.

One of our largest program efforts in 1995, with option periods through 1999, is providing logistics support for Navy and Marine Corps aircraft such as the F/A-18 (Hornet), F-14 (Tomcat), A-6 (Intruder), AV-8B (Harrier), V-22 (Osprey), and a number of military helicopters, missiles, and cruise missiles. Our tech-nical logistics support extends to data management and documentation; cost, readiness, and supportability analyses; logistics plans; and systems engineer-ing and configuration management. We enjoyed significant growth in this program in 1995, and we anticipate further growth in 1996.

For Army clients, we continue to provide a broad range of engineering services. One high profile program is the effort of VSE engineers to develop an improved combat bridging vehicle design to assist in the rapid deployment of bridge sections like those being used by the Army on the rivers in Bosnia. Another important program is providing systems technical support services for a variety of military vehicles and trailers. Among the improvements recently developed are vehicle fire detection and suppression systems to improve the safety of military vehicles for U. S. combat personnel. Other efforts are directed to incorporating advanced technology in such areas as tires, tire inflation, lubrication, engine cooling, exhaust systems, anti-lock brakes, LED lights, collision avoidance, and other improvements to enhance the safety and extend the life-cycle of vehicle systems.

The use and development of information technology to solve client problems is an integral part of VSE's service approach. Since acquiring CMstat Corporation in May 1995, CMstat has doubled its revenues, nearly doubled its staff, and recorded important sales to major corporations in a number of key industries in-cluding aerospace, electronics, defense, and telecommunications. CMstat is a leading developer of cross-platform configuration management and product data management (CM/PDM) software.

VSE's growth in non-defense government agencies accelerated rapidly in 1995. With the acquisition of Energetics Incorporated in August 1995, VSE allied itself with one of the premiere companies supporting technology research, development, and demonstration programs, principally for the Department of Energy and other clients. Energy conservation and efficiency, advanced tech-nology transfer, and feasibility, assessment, and development programs affecting industrial, transportation, and building concerns of the present and future are a few of the

Report from the Chairman and CEO

growth areas served by Energetics. Working with scientists, engineers, and policy experts from around the world, Energetics has established a reputation as a reliable management partner for energy and advanced technology programs.

Our engineering support services contract for the U. S. Postal Service continued in 1995 under a new, five-year competitive contract. Under effective manage-ment, and supported by contractor efforts such as those provided by VSE at the Engineering Center in Merrifield, Virginia, the Postal Service reported a surplus in 1995. We believe that VSE's record during the last twenty years in performing engineering and support service tasks for the Postal Service will assist us in expanding our business in 1996 with this important client.

Upgrading our technical capabilities is a strategic goal in VSE. We performed work in a number of new areas in 1995 which we hope will translate into contracts in the years ahead. Some of the new areas include sensor systems, facial recognition and imaging software, fastener classification and testing systems, automated data collection, antenna assembly transport systems, and battlefield power management products.

Our goal as always in everything we do is to provide clients with engineering
solutions that work better and cost less.   This is our promise, and this is
the challenge met everyday by the employees who comprise the VSE Team.

Business Strategy

Based on the success obtained during the past three years, the Board of Directors reviewed its strategic guidance to management. Stated very simply, the Board determined that the company was on the right track to achieve growth and an increase in shareholder value.

The principal aim of our business is and remains to provide engineering solutions and other support services and products, primarily to the federal government, to maintain and modernize equipment and systems. Where our experience and qualifications permit, we also provide these services in related industries, such as the health care industry, and to commercial, state and local government customers.

The Board directed us to pursue revenue growth by increasing our existing business base and by accelerating our search for well-managed acquisition candidates. With the award of the BAV contract and the successful acquisitions of CMstat and Energetics in 1995, we believe this approach has the best potential to achieve future growth and income.

The defense industry and the government market continue to experience significant downsizing and consolidation. However, the market remains very large with substantial opportunities for growth. In recent years, government agencies have begun to emphasize corporate experience and best value in determining contract awards in addition to low price criteria. VSE and its subsidiaries and divisions are well positioned to compete in this environment.

At the same time, making superior acquisitions is a prerequisite for growth because smaller government budgets and larger, more cost-effective omnibus contracts intensify the competition. Given the competition, it is not likely that any one company can present the required depth of corporate experience necessary to win the large number of contracts necessary to grow at a sustained

Report from the Chairman and CEO

rate. Large teaming agreements (such as that proposed by VSE in winning the BAV contract), joint ventures, and strategic acquisitions will be necessary to achieve a sustained rate of revenue growth.

Substantial per share earnings and share price appreciation are important company and management goals. To achieve these goals, VSE is committed to (a) providing customers with quality services and products, and (b) observing all legal, ethical, industry, and regulatory standards in everything we do. We believe there is no other way to increase shareholder value.

In February 1996 VSE divested its wholly owned subsidiary Schmoldt Engineering Services Company of Bartlesville, Oklahoma. Schmoldt recorded a pretax loss in 1995, and it did not fit well into our current or prospective business lines and expectations for growth, income, and increased shareholder value.

The VSE Team

On December 31, 1995, Harold P. Weinberg retired from the Board of Directors,
having devoted more than 34 years of service to VSE.    Also in 1995, Jack Z.
Moore, Vice President, retired after more than 30 years of service, and in early 1996, Edwin Barrineau, Senior Vice President, retired after 13 years of service. William J. Nelson, Vice President, was advanced to relieve Ed Barrineau as general manager of our systems engineering center operations. My thanks to each of these dedicated managers and to all other VSE service employees who retired during the year.

We are very pleased to report that Admiral Robert J. Kelly, USN, (Ret.) joined VSE's Board of Directors as of January 1, 1996. Admiral Kelly, formerly Commander in Chief of the U.S. Pacific Fleet, brings a wealth of experience and judgment to VSE that will materially assist us in sharpening our performance and expanding our horizons for the future. We are also delighted to welcome all the other men and women of talent and experience who joined VSE's service team in 1995, including Major General Thomas L. Prather, Jr., USA (Ret.), formerly Deputy Chief of Staff for Research, Development and Engineering, Army Materiel Command.

Continuing the precedent established last year, at the end of the Annual Report you will find the names of the VSE team members who served our customers at year-end. They are the people who make VSE the exciting growth company it has become, and we are happy to have the opportunity to recognize them.

As always, we welcome the support and interest of VSE's shareholders, and we look forward to meeting you at our Annual Meeting of Stockholders or at one of our offices. This is your company. Your considered questions, comments, and suggestions are always appreciated.


    D. M. Ervine
    Chairman and CEO

    March 1996

Description of Business

    General. During 1995 VSE Corporation ("VSE" or the "company") and its subsidiaries and divisions operated in a single industry, the professional and technical services industry.

    Introduction. The company's engineering, technical, and management services operations are performed by VSE and its subsidiaries and divisions including the BAV Division, CMstat Corporation, Energetics Incorporated, Human Resource Systems, Inc., Schmoldt Engineering Services Company, Value Systems Services, and VSE Services Corporation. Engineering, technical, and management services accounted for 100% of VSE's revenues from continuing operations in 1995, 1994, and 1993.

    Services, Facilities, Personnel, and Contracts. VSE was established in 1959. For the past 37 years, the company has provided diversified engineering, technical, and management services, principally to agencies of the United States Government (the "government") and to government prime contractors. VSE provides engineering, information technology, technical support, and management services to assist customers in their efforts to reduce the cost and improve the reliability and maintainability of various equipment and systems.

    VSE services include program planning; design and engineering, including prototype development; electronic warfare support; logistics management; ship reactivation, maintenance, repair, overhaul planning, and follow on technical support; office automation systems and support; training; technology research, development, and demonstration programs involving energy conservation and efficiency, advanced technology transfers, and feasibility, assessment, and development programs; and information systems and products, including cross-platform technical data, product data, and configuration management (CM/PDM) support. Typical projects include sustaining engineering support for military vehicles, combat trailers, bridging systems, and amphibious transport; ocean engineering and mooring systems; depot repair operations; electronic warfare software development; machinery condition analysis; specification preparation for ship alterations and repairs; training and video aids for air-launched missiles; and technical data package preparation.

    VSE's principal offices are located in a five-story building in Alexandria, Virginia, leased by VSE through the year 2003, cancelable as of 1998. This building contains approximately 108,000 square feet of engineering, shop, and administrative space. In addition, engineering services customers are also served from more than 20 branch offices located at or near customer sites to facilitate communications and enhance project performance. The branch offices are generally occupied under short-term leases and include an aggregate of approximately 160,000 square feet of office, shop, and warehouse space.

    VSE also owns and operates an engineering test center in Ladysmith, Virginia, consisting of approximately 44 acres of land and an improved storage and vehicle maintenance facility. This facility has been used by VSE to test military and commercial equipment for which VSE provides system technical support and other engineering services and to supplement the Alexandria, Virginia, shop requirements.

    VSE services are provided by a staff of approximately 1,200 employees (including about 285 part-time employees). These employees are professional and technical personnel having high levels of education, training, and skills, including (a) mechanical, electrical, electronic, chemical, industrial, energy and environmental services, marine, and ocean engineers, (b) computer systems, applications, and data management specialists, (c) technical editors and writers, and (d) graphic designers and technicians. The expertise required by VSE's customers also frequently includes knowledge of government administrative

Description of Business

procedures. Many VSE employees have had experience as government employees in the past. The company considers its relationships with employees to be excellent.

    VSE seeks to provide its customers with competitive, cost effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products, and an in-depth understanding of the basic requirements for effective systems and equipment. Billing for services is generally accomplished by billing customers for a specified level-of-effort incurred in performing a project or providing a service or for installed products, systems, and maintenance charges.

    During 1995, VSE provided services to the government under approximately
120 contracts, some of which are of an indefinite quantity/ordering nature. These contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to indefinite quantity/ordering arrangements are normally performed and completed within a one year period. During 1995 VSE provided services under approximately 525 such task orders.

    The following table shows the revenues of VSE, its subsidiaries and divisions by customer or agency:


                                 VSE Revenues by Customer or Agency
                                      (dollars in thousands)

                                1995             1994             1993
Group or Agency              Revenues    %    Revenues    %    Revenues   %
---------------              -------  -----   -------  -----   -------  -----
U. S. Navy                   $42,402   56.5%  $36,086   55.0%  $47,462   59.6%
U. S. Army                    18,291   24.4    17,860   27.2    19,502   24.5
Other government customers    10,563   14.1     8,443   12.9     8,865   11.1
Commercial                     3,811    5.0     3,192    4.9     3,780    4.8
                             -------  -----   -------  -----   -------  -----
Total                        $75,067  100.0%  $65,581  100.0%  $79,609  100.0%
                             =======  =====   =======  =====   =======  =====

    During 1995 VSE's 15 largest contracts accounted for approximately 80% of total revenues, and one such contract with the U. S. Navy accounted for more than 13% of such revenues. This contract included a base year and option periods which expired in June 1995. See "Results of Operations-Revenues" in "Management Discussion and Analysis" for a discussion of this contract.

    The company's services are typically provided under cost-plus-fee, time-and-materials, or fixed-price contracts. Under cost-plus-fee contracts, the customer reimburses VSE for its allowable costs permitted by regulations and pays a fee based on negotiated terms. Under time-and-materials contracts, the customer pays VSE at fixed hourly rates for direct labor costs and the related overhead and profit, and reimburses VSE for the cost of materials with-out profit. Under fixed-price contracts, the customer pays an agreed price for services or products. Under fixed-price contracts and time-and-materials contracts, VSE bears the risk that increased or unexpected costs may reduce its profit or cause it to sustain a loss. To the extent VSE incurs actual costs below anticipated costs on these contracts, VSE realizes greater profit margins.

    Marketing, Backlog, Competition and Risks. VSE marketing activities are conducted by its professional staff of engineers, analysts, program managers, contract administrators, and other personnel. Information concerning new programs and requirements becomes available in the course of contract perform-

Description of Business

ance, through formal and informal briefings, from participation in professional organizations, and from literature published by the Government, trade associations, professional organizations, and commercial entities.

    As of December 31, 1995, VSE had proposals pending for engineering services contracts covering approximately $224 million in services for the Department of Defense or other government agencies or prime contractors. If these contracts are awarded to VSE, resulting ordering periods could extend through 2001. However, there is no assurance that VSE will be the successful bidder for any of these contracts. Moreover, there can be no assurance that contract awards, if any, will result in any revenues to VSE because (a) contract awards are often rescinded as a result of the government's bid protest procedures,
(b) contracts may not be funded at the nominal amounts cited in competitive bid announcements, and (c) contracts when funded may be terminated at the convenience of the government.

    During 1995 and 1994 VSE was awarded contracts having potential ceiling values of approximately $1.1 billion and $330 million, respectively.

    VSE's funded backlog of work as of December 31, 1995, 1994, and 1993 was approximately $37.6 million, $36.9 million and $33.8 million, respectively. "Funded" backlog is defined as orders for services that have not been fully rendered and for which funding has been provided either at the time of award or thereafter. Substantially all of the funded backlog is expected to be completed within one year.

    The excess of unfulfilled contract estimates over the incremental funding authorized represents an "unfunded" backlog. Based on the total estimated value of contracts actually awarded, the potential revenues for work remaining to be performed under existing engineering services contracts (both funded and unfunded backlog) was approximately $1.3 billion, $350 million, and $113 million, as of December 31, 1995, 1994 and 1993, respectively. VSE has no reasonable basis on which to determine when or if such backlog may be funded. However, because of uncertainties associated with changing program require-ments and the ultimate availability of funds, VSE believes that measurements of unfunded backlog are of limited use in evaluating its future workload.

    The services business in which VSE is engaged is very competitive. There area substantial number of other organizations, some of which are large, diversified firms with greater financial resources and larger technical staffs, which are capable of rendering essentially the same services as those offered by VSE. Such companies may be publicly owned or privately held and may be divisions of much larger organizations including large manufacturing corporations. The government's own "in-house" capabilities are also, in effect, competitors of VSE (including the government's own non-profit federally funded research and development centers) because government employees often perform many of the services that might otherwise be performed by VSE.

    Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. In addition, the United States defense budget has been restrained by the federal budget deficit in recent years. As a result, there is increased competition for the remaining government work.

    It is not possible to predict the extent of competition which VSE will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. VSE believes the principal com-

Description of Business

petitive factors for the engineering services business in which VSE is engaged are technical and financial qualifications, quality of services and products, and price.

    VSE's business with the government is subject to the risk that one or more of its potential contracts or extensions of existing contracts may be awarded by the contracting agency to a competitor, including "small and disadvantaged" or minority-owned businesses pursuant to "set-aside" programs administered by the Small Business Administration or may be "bundled" into omnibus contracts for very large businesses. In addition, VSE's business is subject to funding delays, extensions, and moratoriums caused by political and administrative disagreements such as occurred during the 1995 U.S. budget negotiations. To date, the effect of such negotiations and disagreements on VSE has not been material; however, no assurances can be given about such risks with respect to future years.

    Government contracts are subject to termination at the government's conve-nience, which means that the government may terminate the contract at any time, without cause. However, during VSE's 37-year history the aggregate amount of such government terminations for convenience has not been material. If a government contract is terminated for convenience, generally VSE is reimbursed for its allowable costs to the date of termination and is paid a proportionate amount of the stipulated profit or fee for the work actually performed.

    The books and records of the company are subject to audit by the Defense Contract Audit Agency, which audits can result in adjustments to contract costs and fees. Audits by such agency have been completed for all years through 1992 without material adjustments. However, there is no assurance that future adjustments will not be required.

    Depending on solicitation requirements and other factors, VSE offers its professional and technical services and products through various competitive contract arrangements and business units which are responsive to customer requirements and which may also provide an opportunity for diversification. Such arrangements include prime contracts, subcontracts, cooperative arrange-ments, joint ventures, dedicated ventures, dedicated cost centers, separate profit centers (divisions), and subsidiaries.

    In 1991 VSE formed the Value Systems Services ("VSS") division to join with a prime contractor on a bid for a U. S. Marine Corps contract. Services under the subcontract commenced in January 1992. The subcontract generated revenues to VSS of approximately $4 million in 1994 and $11 million in 1993 equal to about 10% of VSE's total business volume over these two years. In April 1994, work on this contract ceased.

    In 1991 VSE also formed VSE Services Corporation ("VSES") as a subsidiary to compete for certain contracts, including security systems work and other commercial opportunities. VSES has been inactive since 1992.

    In 1994 VSS was awarded a new contract with a different Navy customer to provide logistic support services for Naval aircraft, helicopters, and airborne weapons systems. This contract has the potential to generate revenues to VSE of about $77 million over a five-year period ending in 1999.

    VSE has sought to expand its engineering services customer base to non-defense clients, such as the U. S. Postal Service. In 1994, VSE won a recompete of a contract worth approximately $30 million for five years with the
U. S. Postal Service.

Description of Business

    VSE's subsidiary, Human Resource Systems, Inc. ("HRSI") provides health care staffing personnel such as nurses, pharmacists, and technicians, primarily to the U. S. Navy. HRSI has approximately 70 employees. HRSI has been awarded additional contracts from the U. S. Postal Service for real estate and environmental consulting.

    In 1995 VSE made two acquisitions to expand and diversify its business base. In May 1995, VSE acquired CMstat Corporation, an information technology company located in San Diego, California. CMstat is a leading supplier of commercial (off-the-shelf) software products and technology to manage engineering, product, and configuration management data. In August 1995, VSE acquired Energetics Incorporated, an energy management and environmental technology company located in Columbia, Maryland. Energetics provides technical and management services for advanced technology programs, primarily for the Department of Energy and other government and commercial clients.

   In 1995 VSE also established the BAV Division to provide engineering, technical and support services for U.S. Navy ships to be sold, leased, or otherwise transferred to foreign governments. BAV was awarded a Navy contract in August 1995, which has the potential to generate revenues of up to $1 billion depending on delivery order requirements and option periods exercised over the next ten years.

    Schmoldt Engineering Services Company, which was acquired by VSE in 1990, was divested in February 1996.

Management Discussion and Analysis

    The discussion and analysis which follows is intended to assist in under-standing and evaluating the results of operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), acquired in May 1995, Energetics Incorporated ("Energetics"), acquired in August 1995, Human Resource Systems, Inc. ("HRSI"), Schmoldt Engineering Services Company ("Schmoldt Engineering"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and Value Systems Services ("VSS") and BAV, unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U. S. Government (the "government"). VCI and VSES have generally been inactive after 1992. Intercompany sales are principally at cost.


Results of Operations

Revenues

    The following table shows the revenues from operations of VSE and subsidiaries and such revenues as a percent of total revenues:


                         Revenues from Operations
                          (dollars in thousands)

                                  1995            1994            1993
Company or Business Unit        Revenues    %   Revenues    %   Revenues   %
------------------------         -------  -----  -------  -----  ------- -----
VSE (parent only) . . . . . . .  $56,888   75.8  $57,042   87.0  $65,332  82.1
VSS . . . . . . . . . . . . . .    8,396   11.2    5,503    8.4   11,222  14.1
Energetics  . . . . . . . . . .    4,007    5.3        0    0.0        0   0.0
HRSI  . . . . . . . . . . . . .    1,655    2.2    1,138    1.7      896   1.1
BAV . . . . . . . . . . . . . .    1,431    1.9        0    0.0        0   0.0
CMstat  . . . . . . . . . . . .    1,412    1.9        0    0.0        0   0.0
Schmoldt Engineering  . . . . .    1,278    1.7    1,898    2.9    2,159   2.7
                                 -------  -----  -------  -----  ------- -----
Total revenues  . . . . . . . .  $75,067  100.0  $65,581  100.0  $79,609 100.0
                                 =======  =====  =======  =====  ======= =====

    The largest customer for the engineering services rendered by the company is the U. S. Department of Defense ("Defense"), including agencies of the U. S. Army, Navy, and Air Force. The Defense budget has been restrained by the federal budget deficit in recent years, and as a result of this and increased competition, VSE's engineering services revenues have decreased from the levels attained in prior years. There can be no assurance that future reductions in the Defense budget will not have a material adverse impact on the company's results of operations or financial position.

    Substantially all of the company's revenues from operations depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1995, 1994 and 1993, the company did not experience any termination of contracts for the convenience of the government nor any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position.

    BAV Contract. In August 1995, VSE's BAV Division was awarded a contract with the U. S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign

Management Discussion and Analysis

governments. The contract award was protested and in January 1996 the General Accounting Office ("GAO") ruled in favor of BAV and denied the protest. BAV began work on the contract in September 1995 and continued to perform work under the contract during the protest period. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005.

    VSE Contracts. VSE had a contract with the U. S. Navy which accounted for approximately 14% of total revenues in 1995, 17% in 1994, and more than 20% in 1993. This contract was scheduled to expire in September 1992, but was extended through September 1995. The Navy combined the work performed under this contract with other related work, and VSE was not the successful bidder for the new contract. Substantially all work on the contract ended by September 1995.

    VSE has another contract with the U. S. Navy which accounted for approximately 13% of revenues in 1995. Revenues for this contract have increased substantially compared to prior years due to increased requirements for materials and subcontract work. Although work on the contract is expected to continue through its completion date of September 1996, future levels of materials sales and subcontractor work are not expected to continue at the in-creased levels experienced during 1995.

    VSS Subcontract.  Beginning in January 1992, VSS provided services to the
U. S. Marine Corps under a subcontract. The subcontract generated revenues to VSS of about $15.4 million during 1994 and 1993, equal to about 10.6% of VSE's consolidated revenues over these two years. A protest against the award of the prime contract was sustained by the GAO, and in October 1993, a new prime contract was awarded to a different contractor. Substantially all work on the VSS subcontract terminated effective April 1994. There was no revenue associated with this subcontract during 1995.

    VSS Contract.  In February 1994 VSS was awarded a new contract with a
U. S. Navy customer. In September 1994 VSS began work on the contract. The contract generated revenues to VSS equal to approximately 11% of consolidated revenues in 1995.

Management Discussion and Analysis


Income from Operations

    The following table shows consolidated revenues and income from operations of VSE and subsidiaries, other items of income and expense, and such amounts as a percent of total revenues:


                                     Income from Operations
                                     (dollars in thousands)

Description                1995      %        1994      %        1993      %
-----------             -------   -----    -------   -----    -------   -----
Revenues . . . . . . .  $75,067   100.0%   $65,581   100.0%   $79,609   100.0%
Costs and expenses . .   71,458    95.2     61,468    93.7     75,905    95.3
                        -------   -----    -------   -----    -------   -----
Gross profit . . . . .    3,609     4.8      4,113     6.3      3,704     4.7
Selling, general and
 administrative expenses    763     1.0      1,577     2.4      1,751     2.2
Interest expense . . .      136     0.2         23     0.1         60     0.1
                        -------   -----    -------   -----    -------   -----
Income from operations
 before income taxes .  $ 2,710     3.6%   $ 2,513     3.8%   $ 1,893     2.4%
                        =======   =====    =======   =====    =======   =====

    Costs and expenses of operations, as a percentage of revenues, remained relatively stable during 1995, 1994, and 1993. The percentage differences between 1995 and 1994 and between 1994 and 1993 are primarily due to a combination of factors, some of which are offsetting, including (a) differences between costs incurred and whether they may be billed based on contract provisions, (b) the effects of increases or decreases in facility and equipment lease renewals, fringe benefit programs, and similar period expenses, (c) costs associated with contract start-up and termination phases, and (d) effective project and cost management.

    Selling, general and administrative expenses decreased in 1995 as compared to 1994 and in 1994 as compared to 1993, primarily due to a reduction in nonreimbursable administrative expenses.

    Interest expense increased in 1995 as compared to 1994 due to the depletion of cash to consummate the acquisitions of CMstat and Energetics in 1995 (see "Acquisitions and Divestitures" below) and the use of bank borrowings to finance operations. Interest expense declined in 1994 as compared to 1993 primarily due to reduced bank borrowings attributable in part to a lower receivables financing requirement resulting from a lower sales volume.

Management Discussion and Analysis

Pretax Income

    The following table sets forth the pretax income from consolidated operations of VSE and subsidiaries and the amount of changes of such items as compared with the prior period:


                               Pretax Income from Operations
                                  (dollars in thousands)

                                                              1995       1994
                                                                to         to
                            1995       1994       1993        1994       1993
                           ------     ------     ------     ------     ------
Pretax income from
  operations:

VSE (parent only) . . . .  $2,094     $2,071     $1,308     $   23    $   763
VSS . . . . . . . . . . .     387        418        538        (31)      (120)
Energetics  . . . . . . .     197          0          0        197          0
CMstat  . . . . . . . . .     166          0          0        166          0
HRSI  . . . . . . . . . .      11          0        (52)        11         52
BAV . . . . . . . . . . .      (8)         0          0         (8)         0
Schmoldt Engineering  . .    (137)        24         99       (161)       (75)
                           ------     ------     ------     ------     ------
Income from operations,
 before income taxes  . .  $2,710     $2,513     $1,893     $  197     $  620
                           ======     ======     ======     ======     ======


    Pretax income from operations increased by approximately 8% in 1995 as compared to 1994. The increase in pretax income is primarily due to profits associated with the new business provided by the acquisitions of Energetics and CMstat and to the elimination of losses on certain VSE fixed price contracts. These increases to pretax income were partially offset by reductions in pretax income due to the reduced level of sales activity of Schmoldt Engineering and increased interest expense and other costs associated with the acquisitions of CMstat and Energetics.

    Pretax income from operations increased by approximately 33% in 1994 as compared to 1993 due primarily to increases in income associated with VSE cost reductions, a nonrecurring reduction in income in 1993 due to a resolution of a claim against the company, increased profit margins on VSE time and material contracts, and increased income from invested cash surpluses. These increases to pretax income were offset by reductions in pretax income due to losses on certain VSE fixed price contracts, the termination of work associated with the VSS subcontract in 1994, and the reduced level of sales activity of Schmoldt Engineering.


Acquisitions and Divestitures

    On May 31, 1995 the company acquired all of the outstanding capital stock of CMstat, which develops and supports software for commercial and government customers. On August 29, 1995 the company acquired all of the outstanding stock of Energetics, which supports government and industry technology programs in the fields of energy use and the environment.

Management Discussion and Analysis

    On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering. Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for cash and a promissory note for which principal and interest is payable in installments between March 1, 1996 and September 1, 2001. The transaction resulted in a pretax loss of approximately $300 thousand to VSE.


Liquidity and Capital Resources

Cash Flows

    A net decrease in cash and cash equivalents of approximately $2.4 million during 1995 resulted from approximately $6.6 million used in investing activities, approximately $4.6 million provided by financing activities, and approximately $450 thousand used in operations. Significant investing activities included approximately $3.5 million associated with the acquisition of Energetics, approximately $900 thousand associated with the acquisition of CMstat, and $2.1 million associated with the purchase of property and equipment, including property and equipment purchases to support the new BAV contract. Significant financing activities included borrowing on the company's $45 million revolving term loan, including commitments for checks outstanding at year end, of approximately $4.9 million. Cash flows from operations declined by approximately $6.5 million as compared to 1994 primarily due to the absence of the decline in receivables experienced in 1994 due to the terminated VSS subcontract and the additional accounts receivable associated with BAV, CMstat and Energetics in 1995.

    A net increase in cash and cash equivalents of approximately $2.1 million during 1994 resulted from approximately $6.1 million provided by operations, approximately $700 thousand used in investing activities, and approximately $3.3 million used in financing activities. Cash flows from operations increased by approximately $4.8 million as compared to 1993 primarily due to a reduction in the level of accounts receivable attributable to a decrease in the sales of VSE and the termination of work associated with the VSS subcontract. Investing activities consisted of the purchase of property and equipment. Significant financing activities included reductions of borrowings on the company's revolving term bank loan of approximately $2.7 million.

    A net increase in cash and cash equivalents of approximately $200 thousand during 1993 resulted from approximately $1.3 million provided by operations and approximately $1.1 million used in investing activities. Investing activities consisted of the purchase of property and equipment.

    The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, and to pay cash dividends. Performance of work under the BAV contract is expected to substantially increase the company's requirements for cash, however, management believes that the cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

Management Discussion and Analysis

Working Capital

    VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which are primarily from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems. Working capital is also affected by (a) contract retainages, (b) start-up and termination costs associated with new or complete contracts, (c) capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company.

    Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving pay-ment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.

Dividends

    Cash dividends were declared at the rate of $.325 per share during 1995, $.305 per share during 1994, and $.29 per share during 1993. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

Income Taxes

    The Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109, which was implemented by VSE in fiscal year 1993, requires an asset and liability approach for financial accounting and reporting purposes. The implementation of SFAS No. 109 added approximately $284 thousand to net income in 1993.

Inflation and Pricing

    Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.

Executive Officers


Byron S. Bartholomew, 68
Executive Vice President - Business Development since 1993. Senior Vice President, Program Management, from 1979 to 1992. Service with the Company - 26 years.

Thomas J. Corridon, 38
Senior Vice President since 1995 and Comptroller since 1993. Vice President since 1992. Assistant Vice President since 1991 and Director of Accounting since 1990. Service with the Company - 8 years.

Donald M. Ervine, 59
Chairman and Chief Executive Officer since 1992. President of VSE from 1988 to 1992. Service with the Company - 12 years.

Edward V. Karl, 58
Senior Vice President since 1995. Vice President and General Manager, Applied Engineering and Information Systems Center since 1993. Assistant Vice President since 1991. Service with the Company - 8 years.

James M. Knowlton, 53
Senior Vice President since 1993 and General Manager, Engineering and Logis-tics Center. Vice President since 1990. Service with the Company - 11 years.

Richard B. McFarland, 62
President and Chief Operating Officer since 1993, and a director of VSE since 1988. Service with the Company - 8 years.

Mark A. Robin, 42

Senior Vice President since 1995. Vice President and Director of Human Resources since 1993. Assistant Vice President since 1991. Service with the Company - 14 years.

Craig S. Weber, 50
Chief Financial Officer since 1993. Senior Vice President, Secretary and Treasurer since 1987. Service with the Company - 24 years.


VSE Common Stock


VSE common stock (par value $.05 per share) is traded in The Nasdaq National Market System, trading symbol: VSEC; newspaper listing: VSE.


    The following table sets forth the range of high and low sales price information on VSE common stock during the last two years based on information reported by the Nasdaq National Market System. Trading in the VSE common stock has been sporadic.



Quarter         High          Low           Dividends
-------         ------        ------        ---------
1994:
March 31 . . .  13-1/2        12            $.075
June 30  . . .  12-1/4        12             .075
September 30 .  13-1/8        11-1/2         .075
December 31  .  14-3/4        14-1/4         .08
 For the year   14-3/4        11-1/2        $.305

1995:
March 31 . . .  15-3/4        14            $.08
June 30  . . .  16-1/4        14-1/4         .08
September 30 .  29            14-3/4         .08
December 31  .  27            19-1/2         .085
 For the year   29            14            $.325



     There were approximately 1,400 stockholders of VSE common stock as of March 1, 1996, consisting of about 330 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 1995 Annual Meeting of Stockholders to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee Stock Ownership/401(k) Plan.

     VSE has a revolving term loan agreement with a bank which permits the payment of cash dividends at an annual rate not to exceed $.60 per share, sub-ject to maintaining a minimum consolidated tangible net worth and a maximum consolidated leverage ratio as defined in the loan agreement. See Note 4
(Debt) of "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report.

Report of Independent Public Accountants
To the Stockholders of VSE Corporation:

     We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' investment and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

/s/  ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Washington, D.C.,
  March 1, 1996

Consolidated Financial Statements


Consolidated Balance Sheets
(in thousands, except share amounts)


                                                           As of December 31,
                                                             1995       1994
                                                           -------    -------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $   711    $ 3,124
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . . . . .  16,367     10,922
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     822      1,491
  Other current assets . . . . . . . . . . . . . . . . . .   1,068        858
                                                           -------    -------
    Total current assets . . . . . . . . . . . . . . . . .  18,968     16,395

Property and equipment, net  . . . . . . . . . . . . . . .   4,498      3,078
Deferred tax assets  . . . . . . . . . . . . . . . . . . .       0        248
Intangible assets, net . . . . . . . . . . . . . . . . . .   3,874        102
Other assets . . . . . . . . . . . . . . . . . . . . . . .   1,766      1,449
                                                           -------    -------
    Total assets . . . . . . . . . . . . . . . . . . . . . $29,106    $21,272
                                                           =======    =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . . . . . $ 3,204    $ 2,555
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   5,729      5,661
  Dividends payable  . . . . . . . . . . . . . . . . . . .      74         69
                                                           -------    -------
    Total current liabilities  . . . . . . . . . . . . . .   9,007      8,285

Long-term debt . . . . . . . . . . . . . . . . . . . . . .   4,992          0
Deferred tax liabilities . . . . . . . . . . . . . . . . .     427          0
Deferred compensation  . . . . . . . . . . . . . . . . . .   1,127        886
                                                           -------    -------
    Total liabilities  . . . . . . . . . . . . . . . . . .  15,553      9,171
                                                           -------    -------
Commitments and contingencies (Notes 8 and 9)

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 1,954,044 in 1995 and
    1,948,044 shares in 1994 . . . . . . . . . . . . . . .      98         97
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .   8,338      8,247
  Retained earnings  . . . . . . . . . . . . . . . . . . .  21,402     20,042
  Treasury stock, at cost (1,084,877 shares) . . . . . . . (16,285)   (16,285)
                                                           -------    -------
    Total stockholders' investment . . . . . . . . . . . .  13,553     12,101
                                                           -------    -------
    Total liabilities and stockholders' investment . . . . $29,106    $21,272
                                                           =======    =======

See accompanying notes


Consolidated Financial Statements


Consolidated Statements of Income
(in thousands, except share amounts)


                                                For the years ended December 31,
                                                    1995      1994       1993
                                                  -------   -------    -------
Revenues, principally from contracts . . . . . .  $75,067   $65,581    $79,609

Costs and expenses of contracts  . . . . . . . .   71,458    61,468     75,905
                                                  -------   -------    -------
Gross profit . . . . . . . . . . . . . . . . . .    3,609     4,113      3,704

Selling, general and administrative expenses . .      763     1,577      1,751

Interest expense . . . . . . . . . . . . . . . .      136        23         60
                                                  -------   -------    -------
Income before income taxes . . . . . . . . . . .    2,710     2,513      1,893

Provision for income taxes . . . . . . . . . . .    1,064       960        734
                                                  -------   -------    -------
Income before cumulative effect of
  change in accounting principle . . . . . . . .    1,646     1,553      1,159

Cumulative effect of change in accounting for
  income taxes . . . . . . . . . . . . . . . . .        0         0        284
                                                  -------   -------    -------
Net income . . . . . . . . . . . . . . . . . . .  $ 1,646   $ 1,553    $ 1,443
                                                  =======   =======    =======

Earnings per common share, based on weighted
  average shares outstanding:
  Income  before cumulative effect of
    change in accounting principle . . . . . . .  $  1.90   $  1.80    $  1.34
  Cumulative effect of change in accounting
    for income taxes . . . . . . . . . . . . . .        0         0        .33
                                                  -------   -------    -------
Net income . . . . . . . . . . . . . . . . . . .  $  1.90   $  1.80    $  1.67
                                                  =======   =======    =======

Weighted average shares outstanding               866,398   863,167    863,167
                                                  =======   =======    =======

See accompanying notes


Consolidated Financial Statements

Consolidated Statements of Stockholders' Investment
(in thousands)


                                   Common Stock    Paid-In  Retained  Treasury
                                 Shares   Amount   Surplus  Earnings    Stock
                                 ------   ------   -------  -------- ---------
Balance at December 31, 1992 . .  1,948      $97   $8,247   $17,564  $(16,285)

Net income for the year  . . . .     --       --       --     1,443        --

Dividends declared ($.29). . . .     --       --       --      (250)       --
                                  -----      ---   ------   -------  --------
Balance at December 31, 1993 . .  1,948       97    8,247    18,757   (16,285)

Net income for the year  . . . .     --       --       --     1,553        --

Dividends declared ($.305) . . .     --       --       --      (268)       --
                                  -----      ---   ------   -------  --------
Balance at December 31, 1994 . .  1,948       97    8,247    20,042   (16,285)

Net income for the year  . . . .     --       --       --     1,646        --

Dividends declared ($.325) . . .     --       --       --      (286)       --

Issuance of stock  . . . . . . .      6        1       91        --        --
                                  -----      ---   ------   -------  --------
Balance at December 31, 1995 . .  1,954      $98   $8,338   $21,402  $(16,285)
                                  =====      ===   ======   =======  ========


See accompanying notes


Consolidated Financial Statements

Consolidated Statements of Cash Flows
(in thousands)

                                               For the years ended December 31,
                                                     1995     1994      1993
                                                    ------   ------    ------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . $1,646   $1,553    $1,443
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . .  1,326    1,142     1,320
    Loss (Gain) on sale of property and
      equipment . . . . . . . . . . . . . . . . . .     17      (10)       26
    Deferred compensation plan expense  . . . . . .    188      125       207
    Cumulative effect of change in accounting
      principle . . . . . . . . . . . . . . . . . .      0        0      (284)
    Change in assets and liabilities, net of
      acquisitions -
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . (2,761)   4,241    (2,255)
      Other current assets and noncurrent assets. .   (457)    (119)      (65)
      Deferred taxes  . . . . . . . . . . . . . . .    571     (232)     (145)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . .   (385)    (294)      348
      Accrued expenses. . . . . . . . . . . . . . .   (543)      34       338
      Accrued taxes . . . . . . . . . . . . . . . .    (51)    (370)      364
                                                    ------   ------    ------
        Net cash provided by operations               (449)   6,070     1,297
                                                    ------   ------    ------
Cash flows from investing activities:
 Acquisition of CMstat, net of cash received. . . .   (901)       0         0
 Acquisition of Energetics, net of cash received  . (3,531)       0         0
 Purchase of property and equipment . . . . . . . . (2,139)    (656)   (1,095)
                                                    ------   ------    ------
   Net cash used in investing activities            (6,571)    (656)   (1,095)
                                                    ------   ------    ------
Cash flows from financing activities:
  Net proceeds from (payments of) revolving term
    loan  . . . . . . . . . . . . . . . . . . . . .  4,939   (2,683)      442
  Payments of other long-term debt  . . . . . . . .   (212)       0         0
  Cash dividends paid . . . . . . . . . . . . . . .   (281)    (264)     (246)
  Net proceeds from (payments of) deferred
    compensation  . . . . . . . . . . . . . . . . .     69     (375)     (151)
  Issuance of common stock  . . . . . . . . . . . .     92        0         0
                                                    ------   ------    ------
    Net cash provided by (used in) financing
      activities                                     4,607   (3,322)       45
                                                    ------   ------    ------
Net (decrease) increase in cash and cash
    equivalents . . . . . . . . . . . . . . . . .   (2,413)   2,092       247
  Cash and cash equivalents at beginning of year.    3,124    1,032       785
                                                    ------   ------    ------
  Cash and cash equivalents at end of year. . . .   $  711   $3,124    $1,032
                                                    ======   ======    ======

See accompanying notes


Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Schmoldt Engineering Services ("Schmoldt Engineering"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and Value Systems Services ("VSS") and BAV, unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U. S. Government. Intercompany sales are principally at cost. All significant intercompany transactions have been eliminated in consolida-tion. Certain prior year balances have been reclassified for comparative purposes.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. In 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption was not material to the company's financial position or results of operations.

The company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in a separate component of stockholders' investment. Realized gains and losses are included in other income. Available-for-sale securities at December 31, 1995 consisted of commercial paper of $200 thousand. Available-for-sale securities at December 31, 1994 consisted of tax exempt master notes of $1.6 million, 90 day commercial paper of $1.2 million, and overnight repurchase agreements of $883 thousand secured by U. S. Government agency securities. The estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant.

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The company believes that concentrations of credit risk with respect to trade accounts receivable are limited as they are primarily U. S. Government receivables.

Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three years ended December 31, are presented below (in thousands):

                                                1995        1994        1993
                                              --------    --------    --------
   Interest payments . . . . . . . . . . . .  $    107    $     44    $     39
   Income tax payments . . . . . . . . . . .       841       1,566         528


Contract Revenues

Substantially all of the company's revenues result from contract services performed for the U. S. Government or for contractors engaged in work for the
U. S. Government under a variety of contracts. Revenues on cost-type contracts are recorded on the basis of recoverable costs incurred and fees earned.

Notes to Consolidated Financial Statements

Revenues on fixed price contracts are recorded as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues on time and material contracts are recorded on the basis of hours delivered plus other allowable direct costs as incurred.

The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The company's indirect cost rates have been audited and approved for 1992 and prior years. In the opinion of management the audits of 1995, 1994 and 1993 will not result in adjustments, if any, having a material adverse effect on the company's results of operations or financial position.

The company's software revenues result from sales of software licenses and post contract customer support. Revenue from the sale of licenses is recognized upon delivery of the software. Revenue from the support is recognized ratably over the period to which the support agreement relates.

Income Taxes

Effective January 1, 1993, the company implemented the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes for financial statement purposes. Under SFAS No. 109, deferred tax assets and liabilities represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates.

As a result of implementing the provisions of SFAS No. 109, the company recognized a cumulative one-time tax benefit of $284 thousand or $.33 per share as of January 1, 1993. This cumulative one-time tax benefit is the result of
(a) a difference in the tax and financial accounting basis associated with certain real property, which difference was not previously recorded in the company's consolidated financial statements, and (b) an adjustment to the consolidated financial statements for previously recorded tax and financial accounting differences based on presently enacted tax rates.

Property and Equipment

Property and equipment (valued at cost) consisted of the following (in thousands):

                                                           1995        1994
                                                         --------    --------
    Computer systems equipment . . . . . . . . . . . . . $  7,291    $  6,179
    Furniture, fixtures, equipment, and other  . . . . .    6,264       5,564
    Buildings  . . . . . . . . . . . . . . . . . . . . .      442         442
    Land and land improvements . . . . . . . . . . . . .      385         385
                                                         --------    --------
                                                           14,382      12,570
    Less accumulated depreciation  . . . . . . . . . . .   (9,884)     (9,492)
                                                         --------    --------
                                                         $  4,498    $  3,078
                                                         ========    ========

Depreciation and amortization expense for property and equipment was approximately $1.1 million for 1995, $1.1 million for 1994 and $1.3 million for 1993. Depreciation of computer systems equipment is provided principally by the

Notes to Consolidated Financial Statements

double-declining method over periods of four to six years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of all other property and equipment is provided principally by the double-declining method over periods of three to twenty years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years.

Nonoperating Net Income

Nonoperating net income included in selling, general and administrative expenses, primarily interest income, was approximately $81 thousand, $128 thousand, and $19 thousand for the years ended December 31, 1995, 1994, and 1993, respectively.

Deferred Compensation Plan

The company maintained a deferred compensation plan in 1993 that was discontinued as of the end of 1993. The company established the Deferred Supplemental Compensation Plan in 1994. Deferred compensation plan expense for the plans for the years ended December 31, 1995, 1994 and 1993 was approximately $188 thousand, $125 thousand and $207 thousand, respectively.

Included in other assets are assets of the plans which include equity securities recorded at fair value and classified as available-for-sale. The fair value of these securities was $940,131 and $40,002 as of December 31, 1995 and 1994, respectively. Unrealized gains/(losses) were $115,013 and ($9,998) for 1995 and 1994, respectively. Changes in the assets of the plans are offset in the company's financial statements by a corresponding change in the liability to plan participants.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of SFAS No. 121

In 1995, the company elected an early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This adoption had no impact on the company.


(2)  Acquisitions

On May 31, 1995 the company acquired all of the outstanding stock of CMstat, a leading developer and supplier of commercial off-the-shelf configuration and product data management solutions, for approximately $970 thousand in cash.
The acquisition was accounted for by the purchase method of accounting. The results of CMstat's operations since May 31, 1995 are included in these consolidated financial statements. The company has recorded approximately $1.2 million of identifiable intangible assets, $800 thousand of deferred taxes related to the identifiable intangible assets and $400 thousand of goodwill. Goodwill and identifiable intangible assets are being amortized by the straight-line method generally over a period of ten years.

Notes to Consolidated Financial Statements

On August 29, 1995 the company acquired all of the outstanding stock of Energetics for approximately $3.7 million. Energetics assists government and industry in conducting effective technology programs, primarily in the fields of energy use and the environment. The acquisition was accounted for by the purchase method of accounting. The results of Energetics' operations for the period August 29, 1995 through December 31, 1995 are included in these consolidated financial statements. The company has recorded approximately $1.5 million of goodwill and $100 thousand of identifiable intangible assets. Goodwill is being amortized by the straight-line method over fifteen years. Identifiable intangible assets are being amortized over one year.

The following unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 assume the Energetics acquisition occurred as of the beginning of the respective periods after giving effect to certain adjustments, including amortization of identifiable intangible assets, increased interest expense on acquisition debt, and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

(in thousands, except per share amounts)                1995        1994
                                                     ---------   ---------
     Revenues . . . . . . . . . . . . . . . . .      $  82,619   $  76,138
                                                     =========   =========
     Net income . . . . . . . . . . . . . . . .      $   1,888   $   1,733
                                                     =========   =========
     Net income per common share  . . . . . . .      $    2.18   $    2.01
                                                     =========   =========

(3)  Accounts Receivable

The components of accounts receivable as of December 31, 1995 and 1994, were as follows (in thousands):
                                                         1995        1994
                                                     ---------   ---------
     Billed . . . . . . . . . . . . . . . . . .      $  10,250   $   6,131
     Unbilled:
     Retainages . . . . . . . . . . . . . . . .            691         450
     Other (principally December work billed in
      January)  . . . . . . . . . . . . . . . .          5,586       4,588
     Less-Allowance for doubtful accounts . . .           (160)       (247)
                                                     ---------   ---------
       Total accounts receivable                     $  16,367   $  10,922
                                                     =========   =========

The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of approximately $1.3 million as of December 31, 1995 and 1994. "Unbilled: Other" also includes certain costs which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled:
Other" were approximately $328 thousand and $700 thousand as of December 31, 1995, and 1994, respectively.

Contracts with the U. S. Government, primarily with the U. S. Department of Defense, accounted for approximately 95% of revenues in 1995, 1994, and 1993. These contracts were performed primarily in the engineering services industry. One such contract with the U. S. Navy accounted for approximately 14% to 23% of such revenues in 1993 through 1995.

Notes to Consolidated Financial Statements

The company generally expects to collect all accounts receivable other than retainages within one year. The carrying amount of the accounts receivable does not significantly differ from fair value.


(4)  Debt

Long-term debt as of December 31, 1995 and 1994 was as follows (in thousands):

                                                         1995        1994
                                                        ------      ------
  Revolving term loan borrowings and commitments . .    $4,939      $    0
  Other debt . . . . . . . . . . . . . . . . . . . .        54           7
                                                        ------      ------
                                                         4,993           7
  Less portion due within one year . . . . . . . . .        (1)         (7)
                                                        ------      ------
                                                        $4,992      $    0
                                                        ======      ======

VSE has a revolving term loan agreement (the "Loan") with a syndicate of three banks. Under the Loan, VSE can borrow up to $45 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or at an optional LIBOR-based rate. A commitment fee is charged on the unused portion of the loan commitment. The interest rates and the amount of the commitment fee increase or decrease as VSE's leverage ratio increases or decreases. The Loan contains collateral requirements by which company assets are secured and restrictive covenants that include minimum tangible net worth and profitability requirements and a limit on annual dividends. The termination date of the Current Loan is May 31, 1997. Commitments above are for checks outstanding at December 31, 1995 of approximately $800 thousand. The carrying value of the debt is not significantly different from fair value.

Other debt is related to debt acquired in the acquisitions of CMstat and Energetics.


(5)  Accrued Expenses

The components of accrued expenses as of December 31, 1995 and 1994, were as follows (in thousands):

                                                          1995          1994
                                                        --------      --------
     Accrued salaries  . . . . . . . . . . . . . . . .  $  1,456      $  1,480
     Accrued vacation  . . . . . . . . . . . . . . . .     1,460         1,270
     Estimated future losses on fixed price and
       time and material contracts . . . . . . . . . .       753         1,122
     Other accrued expenses  . . . . . . . . . . . . .     2,060         1,789
                                                        --------      --------
       Total accrued expenses                           $  5,729      $  5,661
                                                        ========      ========

(6)  Benefit Plans

VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, the company and certain of its subsidiaries make contributions into a trust which purchases VSE stock on behalf of employees who meet certain age and service requirements and are employed at the end of the plan year.
Contributions at the rate of up to 2% of eligible employee compensation may be made at the discretion of the board of directors. Contributions are allocated, subject to a vesting schedule, pro rata based on eligible employee compensation. The plan expense for

Notes to Consolidated Financial Statements

VSE and certain of its subsidiaries for 1995, 1994, and 1993, was approximately $449 thousand, $490 thousand, and $531 thousand, respectively. There are no prior service costs under any VSE retirement plans.

The ESOP/401(k) plan owned 343,893 shares and 345,309 shares as of December 31, 1995 and 1994, respectively, which receive dividend payments and are included in the weighted average shares for earnings per share calculations.

Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense from August 29, 1995 to December 31, 1995 was approximately $28 thousand.

Schmoldt Engineering maintains a qualified defined contribution profit sharing plan for employees who elect to become participants and who meet certain eligibility requirements. At its discretion, Schmoldt Engineering may make contributions to the plan in an amount of up to 15% of participant compensation. The plan expense for 1995 was $0, and approximately $15 thousand and $12 thousand for 1994 and 1993, respectively.

In February 1996, the company announced that VSE's the board of directors had ratified, subject to shareholder approval, a Stock Option Plan for certain eligible employees and directors. Stock options may be granted from time to time up to 109,479 shares of the aggregate of common stock of the company. The shares would vest over a period from one to three years and the maximum term of the options granted would be five years.


(7)  Income Taxes

The company files consolidated federal income tax returns with all of its subsidiaries. The components of the provision for income taxes are as follows (in thousands):

                                                  1995       1994       1993
  Current                                        ------     ------     ------
     Federal . . . . . . . . . . . . . . . . . . $  449     $  948     $  688
     State . . . . . . . . . . . . . . . . . . .    104        233        150
                                                 ------     ------     ------
                                                    553      1,181        838
  Deferred Provision (Benefit) - resulting from:
     Deferred revenues . . . . . . . . . . . . .    360         88       (154)
     Other timing differences  . . . . . . . . .    140        (16)        82
     Accelerated depreciation  . . . . . . . . .     95        (53)       (57)
     Accrued expenses  . . . . . . . . . . . . .     90         41         (2)
     Bad debt expense  . . . . . . . . . . . . .     34          0          0
     Retainages not taxed until billed . . . . .     14        (94)       165
     Allowance for contract and other
       disallowances . . . . . . . . . . . . . .      1       (239)      (103)
     Software development  . . . . . . . . . . .    (15)         0          0
     Funded Backlog  . . . . . . . . . . . . . .    (18)         0          0
     Intangible assets . . . . . . . . . . . . .    (30)         0          0
     Deferred compensation . . . . . . . . . . .   (160)        52        (35)
                                                 ------     ------     ------
     Income tax provision                        $1,064     $  960     $  734
                                                 ======     ======     ======

The differences between the amounts of tax computed at the federal statutory rate of 34% and the provisions for income taxes for 1995, 1994, and 1993 are as follows (in thousands):

Notes to Consolidated Financial Statements


                                                  1995       1994       1993
                                                 ------     ------     ------
  Tax at statutory federal income tax rate . . . $  922     $  854     $  646
  Increases (Decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .    133        127         87
     Permanent differences for tax . . . . . . .      9          0          5
     Federal and state tax rate adjustments  . .      0        (21)         0
     Other, net  . . . . . . . . . . . . . . . .      0          0         (4)
                                                 ------     ------     ------
     Provision for income taxes                  $1,064     $  960     $  734
                                                 ======     ======     ======

The company's deferred tax assets as of December 31, 1995 and 1994, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                  1995        1994
                                                 ------     -------
     Current deferred tax assets   . . . . . . . $ 1,888     $ 2,112
     Current deferred tax liabilities  . . . . .  (1,066)       (621)
                                                 -------     -------
       Net current deferred tax assets . . . . .     822       1,491
                                                 -------     -------
     Noncurrent deferred tax assets  . . . . . .     833         740
     Noncurrent deferred tax liabilities . . . .  (1,210)       (442)
     Valuation allowance . . . . . . . . . . . .     (50)        (50)
                                                 -------     -------
       Net noncurrent deferred tax (liabilities)
         assets  . . . . . . . . . . . . . . . .    (427)        248
                                                 -------     -------
     Net deferred tax assets                     $   395     $ 1,739
                                                 =======     =======

In 1993, the tax effect of certain differences between tax and book bases not previously recorded were recorded. Further, a valuation allowance, which is provided when it is more likely than not that some portion of the deferred tax asset will not be realized, was established for the deferred tax asset associated with certain real property because of the uncertainty that the deferred tax asset will be fully realized. Based on the company's taxable income in prior years, the company expects to realize the net deferred tax asset currently recorded.

The tax effects of temporary differences representing deferred tax assets and liabilities as of December 31, 1995 and 1994, are as follows (in thousands):

                                                        1995            1994
                                                      -------         -------
   Deferred compensation . . . . . . . . . . . . . .  $ 1,028         $   886
   Allowance for contract and other disallowances  .      488             489
   Accrued expenses  . . . . . . . . . . . . . . . .      366             449
   Other . . . . . . . . . . . . . . . . . . . . . .      262             432
   Bad debt expense  . . . . . . . . . . . . . . . .       65              99
   Accelerated depreciation  . . . . . . . . . . . .     (147)            (65)
   Retainages not taxed until billed.  . . . . . . .     (191)           (177)
   Deferred revenues . . . . . . . . . . . . . . . .     (684)           (324)
   Intangible assets . . . . . . . . . . . . . . . .     (742)              0
                                                      -------         -------
                                                          445           1,789
   Valuation allowance . . . . . . . . . . . . . . .      (50)            (50)
                                                      -------         -------
   Net deferred tax assets                            $   395         $ 1,739
                                                      =======         =======

Notes to Consolidated Financial Statements

(8)  Commitments and Contingencies

Leases

The principal facilities of the company and its subsidiaries are generally rented under operating leases for periods of one to ten years. The company and its subsidiaries also lease equipment generally under noncancelable operating leases for periods of one to two years. Rent expense for 1995, 1994, and 1993, was approximately $2.2 million, $2.0 million, and $2.2 million, respectively, which was net of sublease income of approximately $272 thousand, $331 thousand, and $390 thousand, respectively. The future minimum annual rental required under leases having remaining noncancelable lease terms in excess of one year, net of noncancelable sublease income, will approximate $2 million in 1996, $1.8 million in 1997, $1.2 million in 1998, $840 thousand in 1999, and $955 thousand in 2000 and $1.3 million thereafter.

Note Guarantee

The company is a guarantor of an Industrial Development Revenue Note assumed by Alexandria Tech Center II/Starr Associates, a Virginia general partnership of which Starr Management Corporation, a former VSE subsidiary ("Starr"), is a 50% partner. As of December 31, 1995, the outstanding principal of the note was $2.6 million. The note evidences loan proceeds that were used to finance the construction of an office building owned by the partnership for a period of ten years and has a one year lease for an additional 16% of the building. The ten year lease period expires in July 1997.

Starr has agreed to indemnify the company for any liabilities resulting from any guarantee given by VSE on behalf of Starr.

Litigation

During June 1993 a settlement was reached among VSE, a bank used by VSE, and a third party claimant to resolve a potential claim against VSE with respect to a letter of credit issued in 1988. VSE's charge to income before tax in 1993 for the settlement was approximately $300 thousand.

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.


(9) Subsequent Event - Sale of Subsidiary Stock

On February 7, 1996, the company sold its wholly owned subsidiary Schmoldt Engineering. Schmoldt Engineering was purchased by SESCO, Inc., an Oklahoma corporation formed by certain officers and employees of Schmoldt Engineering. The company received approximately $400 thousand in gross proceeds in the form of cash of $100 thousand and notes of approximately $300 thousand secured principally by the equipment and rolling stock of Schmoldt Engineering. The company will recognize a pretax loss of approximately $300 thousand in the first quarter of fiscal 1996.

Selected Quarterly Data

Selected Quarterly Data (Unaudited)
(in thousands, except earnings per share)


                                                      1995 Quarters
                                              1st      2nd      3rd      4th
                                            -------  -------  -------  -------
Revenues . . . . . . . . . . . . . . . . .  $16,155  $17,110  $21,204  $20,598
                                            =======  =======  =======  =======
Gross profit . . . . . . . . . . . . . . .  $   878  $   423  $ 1,599  $   709
                                            =======  =======  =======  =======
Net income . . . . . . . . . . . . . . . .  $   414  $   297  $   459  $   476
                                            =======  =======  =======  =======
Weighted average number of common shares
  outstanding  . . . . . . . . . . . . . .      863      865      869      869
                                            =======  =======  =======  =======
Earnings per common share:

Net income . . . . . . . . . . . . . . . .  $   .48  $   .34  $   .53  $   .55
                                            =======  =======  =======  =======



                                                      1994 Quarters
                                               1st      2nd      3rd      4th
                                            -------  -------  -------  -------
Revenues . . . . . . . . . . . . . . . . .  $17,479  $16,290  $15,778  $16,034
                                            =======  =======  =======  =======
Gross profit   . . . . . . . . . . . . . .  $   929  $   625  $ 1,436  $ 1,123
                                            =======  =======  =======  =======
Net income . . . . . . . . . . . . . . . .  $   353  $   354  $   415  $   431
                                            =======  =======  =======  =======
Weighted average number of common shares
  outstanding  . . . . . . . . . . . . . .      863      863      863      863
                                            =======  =======  =======  =======
Earnings per common share:

Net income . . . . . . . . . . . . . . . .  $   .41  $   .41  $   .48  $   .50
                                            =======  =======  =======  =======


Form 10-K


Securities and Exchange Commission
Washington, D. C.  20509

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1995
Commission File No. 0-3676

Registrant: VSE Corporation Incorporated in the State of Delaware IRS Employer Identification No. 54-0649263

Address:    2550 Huntington Avenue
            Alexandria, Virginia 22303-1499
Telephone:  (703) 960-4600

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.05 per share.

VSE Corporation has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value (average of high and low sales prices) of VSE Corporation voting stock held by non-affiliates as of March 1, 1996, was $10,400,000.

As of March 1, 1996, 869,167 shares of VSE Corporation Common Stock were outstanding.

Portions of the Registrant's 1995 Annual Report to stockholders for the year ended December 31, 1995, are incorporated by reference into Part I and II of this report.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 4, 1996, are incorporated by reference in Part III of the Form 10-K.


Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSE Corporation
Registrant
C. S. Weber, Senior Vice President, Secretary and Treasurer
March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 22, 1996, by the following persons in the capacities indicated:

D. M. Ervine
Chairman and Chief Executive Officer

R. B. McFarland
President and Chief Operating Officer

C. S. Weber
Senior Vice President and Principal
Financial Officer

T. J. Corridon
Senior Vice President and Principal
Accounting Officer

A majority of the Directors of the Registrant whose names appear on page 37.

Form 10K Cross-Reference Index
Part   Item                                                             Page(s)
-------------------------------------------------------------------------------

I.         1.     Business                                                 2-10
           2.     Properties                                               6-10
           3.     Legal Proceedings                                         30
           4.     Submission of Matters to a Vote of Security Holders      None
           -      Executive Officers of the Registrant                      17
II.        5.     Market for Registrant's Common Stock and Related
                  Stockholder Matters                                       17
           6.     Selected Financial Data                                   1
           7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     11-16
           8.     Financial Statements and Supplementary Data             19-31
           9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                    None
III.       10.    Directors and Executive Officers of the Registrant        *
           11.    Executive Compensation                                    *
           12.    Security Ownership of Certain Beneficial Owners
                    and Management                                          *
           13.    Certain Relationships and Related Transactions            *
IV.        14.    Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K
                  (a) (1) Financial Statements:
                          Report of Independent Public Accountants          18
                          Consolidated Balance Sheets                       19
                          Consolidated Statements of Income                 20
                          Consolidated Statements of Stockholder's
                            Investments                                     21
                          Consolidated Statements of Cash Flows             22
                          Notes to Consolidated Financial Statements      23-30
                  (a) (2) Financial Statement Schedules:
                          Schedule II Valuation and Qualifying Accounts     +
                  (a) (3) Exhibits:
                          Exhibits Filed with the Report:
                            Subsidiaries of the Registrant (21)             +
                            Employment Agreement entered into as of
                              January 1, 1996, by and between VSE
                              Corporation and Donald M. Ervine              +
                            Employment Agreement entered into as of
                              January 1, 1996, by and between VSE
                              Corporation and Richard B. McFarland          +
                            Restated Certificate of Incorporation           +
                            Amended By-Laws                                 +
                          Exhibits Incorporated by Reference:
                            Specimen Stock Certificate                      +
                            Exchange Agreement dated as of March 25, 1992,
                              amended as of September 1, 1992, by and
                              between VSE Corporation and JBT Holding
                              Corp., et al.                                 +
                            Deferred Supplemental Compensation Plan         +
                            Stock Purchase Agreement dated August 19, 1995
                              by and between VSE Corporation and the share-
                              holders of Energetics Incorporated            +
                  (b)     Reports on Form 8-K:
                            Current Report on Form 8-K/A ((filed on
                              November 9, 1995), amending the Current
                              Report on Form 8-K filed on September 13,
                              1995.                                         +



*The information required by Part III, Items 10 through 13, is incorporated by reference from portions of the VSE Corporation Notice of 1996 Annual Meeting and Proxy Statement captioned "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors," "VSE Corporation 1996 Stock Option Plan," and "Compensation Committee Report."



+Copies of financial statement schedules and exhibits are available on request.

VSE TEAM

Rene Abarcar
Douglas Ackerson
Bryan Adams
Heather Adams
Omega Adams
Richard Adams
William Adams
Ann Adcox
Annie Adicoff
Shiron Adkins
Nita Aguilar
Abbas
Ahmadi-Shirazi
James Ainsley
Melvin Ainsworth
Judith Akindemowo
William Albertolli
Judy Albrecht
Gail Alderdice
David Alexander
Jerry Alvey
Karl Amick
Frank Amoroso
Robert Amos
Jackie Anderson
Raymond Anderson
Royce Anderson
Wayne Anderson
Michael
Andrzejczyk
Rebecca Angeles
William Anthony
Hans Arlt
Vikki Arnold
Fred Artley
Michael Artuso
Dale Ash
Diana Ashley
Edward Ashlock
Ruth Ashworth
William Attaway
Bernadine Atwell
Stephen Austin
John Avery
S. Aziz Azimi
Dewey Babb
Joe Badin
Henry Baggott
Fred Bahrs
Charles Bailey
Janet Baity
Mark Baker
Michael Baker
Paul Baker
Ruth Baker
Joseph Balac
Eileen Ball
Sushil Baluja
Babatunde
Bamisaiye
Betty Banbury
Edward Banek
Ernest Bannister
Ronald Baptie
Maurice Barker
Robert Barnett
Kurt Barnhart
Nathaniel Barr
Jose Barrera
Byron Bartholomew
Sandra Bartlett-Delaney
Mary Barton
Carol Baschmann
Francis Basquill
Terry Bates
Carolee Battaglia
Richard Battaglia
Robert Baxter
Mohammad Baz
Jason Beaulieu
Donald Becker
Bonna Bell
Dolores Bell
Keith Bell
Clarence Belle
John Bennett
Roland Bennett
Stephen Bennett
Margaret Bentley
Michael Bergels
Daniel Bergen
Jennifer Bergman
Lezlie Berman
Robert Bernatovich
Francis Beverina
Mark Bezanis
Mathew Bialowicz
Sarah Bieber
Harold Bigbie
David Biggins
Roger Bingham
Lisa Bishop
Robin Black
Mary Lee Blackwood
Andrea Blair
Deborah Blakeman
Loretta Blalock
August Blancaflor
Michael
Blankenship
Leonard Blood
Charles Bloom
Peter Bloom
Cynthia Blowe
Evelyn
Bobbitt-Moore
Steven Bodenhamer
Robert Boerum
Magdy Boghdady
James Bolden
Scott Bolden
Donald Boller
Annette Bonham
Judy Bonn
Towana Boone
Sara Bouchard
Kimberly Bourgeois
Randal Bowling
Patrick Brady
Berton Braley
Barton Branstetter
Eric Branton
Gail Bratten
Barbara Breehl
Steve Brennan
William Brewster
Marvin Briden
Barrie Briggs
Jan Brinch
Victoria Brock
Melissa Bromberg
Warren Brooks
Paul Broome
Havonne Brown
Joseph Brown
Simonne Brown
Alan Browne
Susan Bruce
Helen Brunner
Joseph Bruqueta
Chris Brzowski
Beau Buckner
Colleen Buckner
Edward Bugin
Andrea Bunch
Clementine Bunker
Edward Bunn
Bennie Burdette
Paul Burk
Grant Burkey
James Burrows
Blane Bussell
Todd Bustard
Tom Bustard
Isaac Bustillos
Imogene Butera
David Butler
Gene Butler
Robert Butler
Hobart Cable
Alberto Caboteja
Bryce Cahill
Henry Cahoon
Michael Campbell
Scott Campbell
Donald Candy
Claude Canell
Chris Caperton
Anthony Capriotti
Philip Carberry
Jim Carey
Richard Carrier
Kathleen Carrillo
Donald Carter
Patricia Carter
Doris Carvajal
Floyd Case
Nancy Casillas
Mark Cassol
John Cathcart
Karen Caudle
Frank Cauraugh
John Chambers
Harlan Chase
Ashwin Chaudhary
Tom Cheek
Daniel Chen
Tsoying Chen
Cynni Cheng
Jeanne Chepivetzki
Karen Childs
Gabriel Chinwendu
Joseph Cioe
Douglas Clark
Luther Clark
Michelle Clements
Jeanne Clifford
Jimmie Cline
Thomas Clinton
Julia Clore
Donald Close
Robert Coffey
Jared Coffin
Pamela Coffman
Andrea Coggins
Larry Coggins
Jacqueline Coker
Dale Coleman
Pamela Coleman
Sandra Coley
Kathryn Colley
John Collins
Martin Connell
Kathryn Connor
Quentin Conroy
Carl Conti
Mark Contreras
James Cook
Virginia Cook
Marlow Cooper
Regina Corbin
Cheryl Cornell
Thomas Corridon
Cecil Cory
Thomas Cosgrove
Dorothy
Cothran-Cooper
James Cottle
Alan Coulbourn
Ronald Counts
Rene Couture
Larry Cox
Robert Coyle
C. David Crandall
Matthew Crehan
Patricia Crenshaw
Gloria Crews
Jeffrey Crist
Lynette Cross
David Crossett
Helen Crytzer
William Culp
Henry Cunningham
David Curtis
Dora Curtis
Lynda Curtis
Joseph Czech
Theresa D'Arrigo
Michael Daniels
Donald Daugherty
Ladd Davies
Claude Davis
Clifford Davis
Joyce Davis
Marvin Davis
Rondell Davis
Lester Dean
Robert Defazio
Albert Deiss
Thomas Delaney
Mary Delgado
Zelda Deloatch
Charles Delvecchio
Michele Demarest
Raymond Demattia
James Demel
Linda Demuth
Charles Dennis
William Denzer
Shu Mei Der
Michele Desouza
Richard Desposato
Peter Desrosiers
Judy Dewitt
Locknauth
Dewnandan
Michael Dicola
Sushma Dilawari
James Dinsmore
Patrick Dion
Phil DiPietro
Timothy Disney
Chris Dodd
John Dombrauskas
Kimberly Donald
Stanley Donham
John Donn
Paget Donnelly
William Donohoe
Dana Doolittle
Mia Dorsey
John Dorso
Patricia Dougherty
Rochelle Doughton
Tenesa Douglas
Louise Dove
Claudia Doyle
Rene Dubuc
Margaret Duffey
Elizabeth Duffy
Paul Duncan
Donald Dunham
James Dunn
John Dunning
Armando Duran
John Durand
Richard Durand
Marion Durham
Dennis Dutton
John Dydalowicz
Dianna Eader
Frederick Eckert
David Eckstut
Cecil Edgington
Ronald Edmonds
Charles Edwards
Otha Edwards
William Egan
John Eiden
Roger Eilertson
Jack Eisenhauer
Geoffrey Eisenmann
Marcelo Eitel
Paul Elkins
Mark Elliott
Eugene Engebretsen
Kenneth Engelmeyer
Kyong Eom
Susan Erat
Kevin Erskine
Donald Ervine
Aziam Eskandarian
Irma Esquivel
Sandy Esquivel
Shelby Estes
Patricia Estryn
Andrea Ethell
H. Eugene Hosier
Daniel Fabrycki
Anthony Facciola
Claudia Fanning
Mindi Farber
Donna Farley
Darwin Faulkner
Hearl Faulkner
Ronald Fearfield
Jerome Fee
Tonya Fentress
Lisa Fenwick
Donald Ferrell
Leo Fetterolf
Andrew Fielding
Ronald Fields
Brenda Fisher
Charles Fix
James Fleck
John Fletcher
Art Floor
Fred Forester
Belinda Fortin
Cynthia Fortner
Frank Foster
Hubert Foster
Robert Fowler
Anthony Frackowiak
Richard Fraer
Adnah Frain
Jay Franklin
Calvin Frantz
Melva Frazier
Paul Frazier
James Freeman
Andrew French
Alex Frenette
Robin Friedman
William Frizzell
Joseph Frosio
Jack Frost
Teresa Fuller
Harold Futrell
Paul Gain
Sandra Gaines
John Gallagher
Stephan Galloway
Anthony Gambello
Kathy Garner
Elaine Garrison
Renee Gaspari
Kevin Gassman
Bill Gay
Lisa Gaylor
Michael Geddings
Donald Geller
Delphine Geter
Felicia Gewerth
Carmelle Gibbons
Brenda Gick
Christina Gikakis
Christopher Gill
Marion Gillespie
Sandra Gillespie
John Gilroy
Arlyn Glassburn
Gwendolyn Glenn
Michael Goble
Arlene Goelz
Leonard Goldstein
Bradley Gollner
Terri Gomez
Edward Goode
Elliot Goodman
James Goodman
Elizabeth Goraj
Sandra Gorny
Ronald Gradine
Walter Graham
Nathaniel Granger
Charles Graves
Ronald Gray
Reginald Grayson
Aaron Green
Daniel Green
Rachel Lynn
Greenberg-Seaman
Jeffrey Greene
Normand Gregoire
Raphael Gregory
Mickey Griffin
Robert Grisko
Vladimir Groark
Jae Groves
Charles Grubbs
Joni Gruitt
Charles Gu
Thomas Guffain
Timothy Haan
Chuck Haczewski
Robin Hakan
Betty Hall
Michael Hamerly
William Hamlin
Janet Hanchuck
Bryce Haning
Letitia Hanley
Richard Hannah
Elizabeth Hardy
Ronald Hardy
George Harps
Diane Harrington
Andrea Harris
Ernest Harris
Susan Hart
Tracy Hartlage
Michelle Hartman
James Harvey
Ronald Harvey
Michael Harwell
Gordon Hatcher
William Hawes
John Hayden
George Hayes
Janet Hearle
Ralph Heflin
Susan Heil
Mark Heller
Michael Helton
Keith Hemmer
Grace Henderson
Nancy Hendricks
Arne Herleikson
Kevin Herman
Peter Hernandez
Raymond Heslin
Glenn Hetterly
David Higgins
Doreen Hill
Elizabeth Hill
Josephine Hill
Stefanie Hill
Duane Hintz
David Hoagland
Margaret Hockeborn
Janet Hockenberry
Fred Hodge
Donald Hodgson
Milford Holland
Christopher
Holliday
Frederick Holtz
Brian Hook
Charles Hoover
Leroy Hopkins
Robert Hopkins
John Hornberger
Wanda Horton
Charles Hosse
Edward Houston
Ted Hover
Terry Howell
Donald Hudson
Walter Hudson
Amy Hughes
Ronald Hughes
Thomas Hughes
S. Brett Humble
Thomas Humble
Charles Hunley
Michael Hutson
Mary Iacona
John Ignat
Dana Illig
Jennifer Ingber
James Ingram
William Ingram
Mark Ish
Nicholas Iwan
Noel J. F. Pleta
Leonard Jackson
Michael Jackson
William Jackson
Michael Jacobs
Norman Jacobs
Louis James
Juan Jamora
Birl Jamrogowicz
Joseph Jaquith
Cecil Jarman
Eric Jasinski
Sandy Jeffrey
Julie Jividen
Mary Jo Baker
Tom Johanson

Ethel Johnduff
Cherri Johns
Andrew Johnson
Donald Johnson
Jeffery Johnson
Kenneth Johnson
Lavette Johnson
Patricia Johnson
Shannon Johnson
Wilbert Johnson
Charissa Jones
Cynthia Jones
Estelle Jones
Fritz Jones
Jeffrey Jones
Louis Jones
Ricky Jones
Susan Jones
Yvonne Jones
Susan Kaczmarek
Robert Kaminsky
Carolyn Kaplan
Sabeena Kapoor
Edward Karl
Rul Kashif
Franklin Kauffman
Kathleen Kaufman
Adolph Kawalec
Mary Keefer
Bob Keiser
Joseph Kelleher
Dwight Kelly
Jordan Kelso
Ryan Kemble
Charles Kennedy
Nicole Kennedy
Brendan Kerr
George Kervitsky
Michael Kidd
Martin Kiefer
Yen Kim Vo
Gerald King
Thomas Kingon
Jonathan Kirschner
Tamotsu
Kitabayashi
Catherine Klapakis
Donald Kleopfer
Cheryl
Klingensmith
Michelle
Knakkergaard
James Knesel
Angela Knight
James Knowlton
Donna Knudsen
Leonard Koberg
Katharine Kohudic
George Kolb
Jin Koo-Irvine
Rollin Koontz
Frank Kos
Lawrence Kost
Harold Kraft
Annette Kramer
Micheal Kreinhop
Wendy Kreitzer
Michael Krenitsky
Robert Kruck
Frances Kruitbosch
David Krushell
Charles Kuder
Richard Kuhn
B. J. Kumar
Vijay Kumar
Daniel Kumi
Quon Kwan
Donald Kypta
John La Rose
Susan Lacambacal
Robert Lachance
Andrea Lachenmayr
Herman Ladoo
Hy Lam
William Lamar
Jan Lambert
George Landon
John Lantz
Sue Lapponese
Glenist Lardy
Vernon Larson
Henry Lasher
Charles Lasko
Gail Lathrop
John Laughlin
Jay Lauterbach
Daniel Lavery
Louis Lawrence
Anna Lazarek
Chon Le
Bernadette Leach-
Walker
Charles Lehmann
Jay Leikin
Eugene Lenehan
John Lentini
Joseph Lepri
Alistair Leslie
Virginia Leslie
Laura Levine
Gloria Lewis
Nicole Lewis
Nikki Lewis
Steven Lewis
Clyde
Lichtenwalner
Margaret Lieber
Catherine
Liedemann
Katherine Lilly
Richard Lippert
Cynthia Little
Eileen Little
Charles Livesay
Peggy Lloyd
Edward Lockard
Brett Lockwood
Buddy Lockwood
Thomas Loftus
Peter Lohr
Earnest Lomax
Barbara Long
Larrie Long
Tiffany Louvett
Donna Love
John Low
Lizabeth Lowe
Robert Lowe
Howard Lowitt
Mary Lucio
Sally Lundeen
Gary Lundquist
Kimberley Lunsford
Stephanie Lutz
Frederick Lyles
Kimberly Lyles
Natalie Lynch
Martin Lyon
Vernon Maas
Bruce Macdonald
Hershel Mack
Stephen Mack
Michelle MacLeod
Ashley Madison
Charles Madison
Larry Madsen
Stephen Mahaffey
Michael Mahaney
James Mahoney
Carla Makell
Daniel Malinowski
Teri Malone
Pia Manalastas
Larry Manchester
Larry Manley
Elijah Mann
Randolph Mann
Cynthia Manno
Tomeka Manuel
David Mao
Nancy Margolis
Phillip Marsh
Bruce Marshall
Carolyn Marshall
Robert C. Marshall
Robert G. Marshall
Robert L. Marshall
Robert M. Marshall
Derrick Martin
Lynn Martin
Charles Martinez
Carlos Martins
Edward Mascali
Joseph Masterson
John Mathes
Dennis Matney
Lisa Mattson
Craig Matzdorf
Ronnie Maxey
Charles Mayer
Charles McAdams
Ian McCallum
Michael McCann
Alfred McClintock
Maxey McCormick
Walter McCoy
Jeffrey McCurdy
David McDaniel
Henry McFarland
Richard McFarland
Sean McGillen
Ellen McGinnis
Thomas McGinty
Davenna McGlone
Frederick McKay
Junious McKee
Sherrill Mcknight
Thomas McLaughlin
Ray McLean
Lee McMillan
Matthew McMillen
Janet McMurray
Claude McNair
Shawna McQueen
Melissa McWright
Ronald Medlock
Kenneth Meyer
Jennifer Miklovic
Frank Miley
Marie Miller
Dia Mims-Williams
Amy Mingo
John Minnick
Liz Minor
David Mitchell
Eugene Mitchell
Robert Mitchell
Robert Mitton
Stephen Mitton
Anthony Modo
Lynette Montague
Fabian Montgomery
Gail Moore
Joseph Moore
Kevin Moore
William Moore
John Morehouse
Brenda Moreno
Bruce Moriarty
Donald Moriarty
John Moriarty
Joe Morrison
Rick Mosteller
Donnelle Moten
Edward Mrazek
Bob Mudry
Joseph Muffler
Clare Mullins
Robert Murdock
Mark Murton
Steven Mutz
Wayne Myers
Keri-Beth Nagel
Raymond Nairn
Stephen Namie
John Naquin
Keramoddin Nazari
Karl
Nelson-Fjeldstad
William Nelson
Bernadeen Newby
Joseph Newman
Cheryl Newton
Alice Nguyen
Cuong Nguyen
My Nguyen
Trang Nguyen
Jamie Nicholas
Robert Nicholson
Robert Nielson
Christopher
Nikpora
George Nilas
Rudolph Notaro
Kimberly Nuhfer
Norman Nussbaum
Christopher Nutt
Eugene O'Brien
Alfred O'Meally
Delores O'Neal
Kimberly Oatneal
Bernice
Oberholtzer
Michael Ogonowski
Chester Olson
Cherie Ontiveros
Edward Orsatti
Edward Osiadacz
Hunyo Osiba
Francis Paca
Susan Page
Tim Panowicz
Vilone
Panyanouvong
David Parchert
Christopher Parke
Caroleene Paul
Frederick Pauley
Earle Payne
Thomas Pearson
Amy Pedersen
Paul Pedone
Donald Peek
Joan Pellegrino
James Pellien
Michael Pendrak
Elizabeth Perry
Roy Perry
William Perry
Robert Peter
Edward Petermann
Ernest Peterson
Tarry Phares
Molefe Pheto
Marie Piad
James Pickett
Matheas Pickett
Frank Pierce
Robert Pierce
Wilmer Pinner
Rose Pittman
Bonnie Pitzorella
Mark Podgorski
Curtis Pogue
Clifford Pollock
Susan Ponton
Cheryl Poole
Ralph Porcelli
Emily Porter
Michael Porter
Paul Porter
Thomas Porter
Jo-Ann Potts
Carol Potzinger
Alvin Powell
Noble Powell
William Powell
Thomas Prather
David Pratt
Elizabeth Price
Kenneth Priestly
Marcie Prince
Lawrence Puildo
Alan Rabe
Alvin Rabe
Joseph Rachal
Mark Rader
Robert Rader
Weldon Ragland
Karyl Ralles
Bonnie Ram
Geetha Raman
Melissa Ranslem
Roland Raquipiso
Julie Rash
Lisa Ratchford
Richard Rayburn
Robert Reagan
James Reed
Jim Reed
Brenda Reichard
Kim Reichart
Holly Reider
Sybal Reiss
Deborah Relph
William Resler
William Retorick
James Reuschel
Cheryl Reutemann
Adela Reyes
Karen Reynolds
Harry Rhodes
John Rhodes
Julie Rice
Sandra Rice
Steven Rice
Charles Rich
Aaron Richardson
Robert Richardson
Leonard Rieta
Rachel Rifkind
Cheryl Robertson
Richard Robidoux
Mark Robin
Erma Robinson
Frances Robinson
Laura Robinson
Melissa Robinson
Oscar Robinson
Ryanne Robinson
Harvey Rochester
Ron Rodgers
Gregory Rogers
Harris Rogers
Chester Roland
John Roland
Leslie Romak
Michael Romnek
Mark Rooney
Richard Ropes
Maria Rosales
Alfred Rose
Daniel Rosenblatt
Bonnie Rossi
Louis Rossi
Vickie Rossy
Maryetta Roth
Robert Rouzer
Michelle Rubio
Gustave Ruetenik
Sylvia Ruffin
Albert Russell
Theresa Ryal
Dennis Ryan
Sidney Ryan
Marvin Ryken
Jamshid Saadvandi
Rodney Saavedra
Timoteo Saguinsin
Alan Salisbury
Frank Saltarelli
Helen Sampson
Juli Sande
Eric Sanderman
Tracy Santella
John Santucci
Stephen Sartori
Anne Sautter
Giulio Savioli, Jr.
Giulio Savioli, Sr.
Vernon Savola
Lisa Sawyer
John Scanlon
George Scavuzzo
Donald Schaier
Rich Scheer
Todd Schimmel
John Schmedel
William Schnable
Neil Schoenberg
Connie Schonefeld
Lester Schueler
Lee Schultz
Harold Sears
David Seeger
Matthew Seguin
Pam Seligman
Douglas Sellman
Ralph Sesler
Peggy Shaffer
Ralph Sharp
Marilyn Shattles
Derrick Shelton
Wilbur Sherwood
Geoff Shiblom
Laurene Shines
Bruce Shipman
Donald Shirley
Les Shockey
Hugh Shoemaker
Johnna Sholtis
Laverne Short
Richard Short
Ron Shpigel
Raymond Shup
David Shuping
Deirdra Simmons
Regina Simony
Christopher
Simpson
Shelley Skelton
Edward Skolnik
Cheryl Slocum
Barbara Smith
Carl Smith
David Smith
Howard Smith
Leroy Smith
Lisa Smith
Michelle Smith
Noah Smith
Robert Smith
Ronald H. Smith
Sonia Smith
Thomas Smith
Wendy Smith
Wilkins Smith
Folarin Sosan
Sheila Sparks
Michael Spears
David Spencer
Harry Speth
Peregrin Spielholz
Elizabeth Spiller
Anthony Spinelli
Mary Spuhler
Verna Spurlock
Donald Stabley
Lloyd Stamper
Gary Stanley
Robert Stebbins
Gerald Steele
Mary Stein
Thomas Stein
Jan Steiner
Mary Steiner
David Steinmeyer
Ferrell Stevens
Davis Stewart
John Stewart
Morene Stewart
Susan Stewart
Denny Stiegler
Andrea Stiles
William Stimson
Robert Stober
John Stokes
Steven Stonecash
Henry Striedel
Jill Strong
Apisak Suragiat
Keith Sutcliffe
Edward Svetlik
Robert Swann
John Swanson
Connie Swartz
John Sweeney
Jim Swinler
Norbert Tackman
Norman Taft
Charles Talley
Khuong Tang
Jeffry Tank
Guy Tarbox
Diane Taylor
Minnie Taylor
Paula Taylor
Frederick Teague
Earl Telfair
Mary Teta
Patricia Thieman
Richard Thieman
Jocelin Thomas

John Thomas
Paul Thomas
Kevin Thompson
Cynthia Thornton
Jeff Thornton
Kevin Thurston
Eileen Tibitoski
Stephen Tkacik
Francis Todd
Rami Toma
George Tong
Urban Toucher
Jane Touth
Paul Townsend
Son Tran
Amy Tripp
Trung Truong
Robert Truston
Carl Tsai
Judy Tsao
Kiyoshi Tsuji
James Tullis
Brigitte Tunstall-Breuer
Jayne Tuohig
Laslo Tuske
Patricia Twiford
Gregory Tyson
Michael Ulrich
John Uraih
Ronald Urban
Deborah Vamosi
Paul Vander Myde
Thomas Vann
Judith Vardy
John Vargas
Avinash Varma
Sek Venkateswaran
G. Richard Verrill
Rebecca Vincent
Mary Vollmar
Nghiem Vu
William Waak
Peter Wages
Fred Wagner
Alice Waldrop
Wilma Walkawicz
William Walker
Doreen Wall
Laura Waltemath
Richard Wardwell
Matthew Waro
Brenda Weare
Craig Weber
Elaine Weber
John Weber
Steven Weber
Harvey Weisenfeld
Diana Weiss
Wayne Weller
Eugene Wells
George Wendt
John Werbowski
Robert Wernsman
Debbie West
Diana West
Roger Wetzel
Richard Wheeler
Eva Wheeless
Gary White
Thressa White
Dale Whitehead
Shirby Whitehurst
James Wiland
Fredric Wilcox
Michelle Wilder
Terry Wilken
Brenda Williams
David Williams
Jim Williams
Joseph Williams
Patresha Williams
Robert Williams
Steve Williams
Wiley Williams
Daniel Wilson
David R. Wilson
Gregory Wilson
Ray Wilson
Richard Wiltse
Jolene Wingert
Frank Winn
James Wise
Linda Woiever
Joanna Wojdyla
Peter Woll
Ed Wood
Neil Wood
Sharon Woodson
Vernon Woolman
James Worthen
Mary-Lynn Wrabel
Jeffrey Wright
William Wright
Lawrence
Wroblewski
Christopher Wyatt
Michael Wyman
Kenneth Wyrick
Jeffrey Yambor
Elbert Yeatts
Norma Yeatts
David Yevonishon
Richelle Yoerk
James York
Barbara Young
Bill Zakrewski
Thomas Ziemba
Phillip Zubiate
Ronald Zuilkoski
Bill Zwack

Officers and Directors

Officers

Chairman of the Board
 and Chief Executive Officer
  Donald M. Ervine

President and
 Chief Operating Officer
  Richard B. McFarland

Executive Vice President,
 Business Development
  Byron S. Bartholomew

Senior Vice President,
Chief Financial Officer,
 Secretary and Treasurer
  Craig S. Weber

Senior Vice President and
 Comptroller
  Thomas J. Corridon

Senior Vice Presidents
  Edwin Barrineau 1
  Edward V. Karl
  James M. Knowlton
  Mark A. Robin

Vice Presidents
  Maurice E. Barker
  Francis F. Beverina
  Robert C. Butler
  Peter J. Desrosiers
  John S. Gilroy
  William J. Nelson
  Thomas L. Prather, Jr. 2
  Jayne M. Tuohig
  Paul Vander Myde
  John E. Weber
  John J. Werbowski

Assistant Vice Presidents
  Stephen W. Austin
  Lester M. Buckner
  Leonard Goldstein
  David O. Hoagland  3
  H. Eugene Hosier
  Thomas R. Loftus


Board of Directors

  Sarah Clements
    Consultant; formerly Deputy for
    Material Acquisition Management,
    Office of the Assistant
    Secretary of the Army

  Donald M. Ervine
    Chairman of the Board, VSE
    Corporation

  Robert J. Kelly  4
    Admiral, U.S. Navy (Ret.);
    formerly Commander in Chief,
    U. S. Pacific Fleet and
    Director of International
    Operations, The Wing Group

  Calvin S. Koonce
    President, Koonce Securities,
    Inc.

  Joseph M. Marchello
    Professor, Old Dominion
    University; formerly Chancellor
    of the University of Missouri
    Rolla

  Richard B. McFarland
    President, VSE Corporation

  David M. Osnos
    Senior Partner,
    Arent Fox, Kintner, Plotkin &
    Kahn, Attorneys-at-Law

  Jimmy D. Ross
    General, U.S. Army (Ret.) and
    Senior Vice President,
    Biomedical Services, American
    Red Cross

  Bonnie K. Wachtel
    Vice President and General
    Counsel, Wachtel & Co., Inc.
    Brokers and Underwriters

Director Emeritus

  Harold P. Weinberg  5
    Consultant; formerly Senior
    Vice President and Director
    (1961-1995), VSE Corporation

1  Retired January 31, 1996
2  Effective March 19, 1996
3  Until February 1, 1996
4  Effective January 31, 1996
5  Effective January 1, 1996

Corporate Profile

VSE Corporation is a professional services company established in 1959. VSE provides diversified engineering, development, testing, maintenance and management services and products to maintain and modernize equipment and systems, principally to agencies of the U. S. Government and to other prime contractors. The company's subsidiaries and divisions include BAV, CMstat Corporation, Energetics Incorporated, Human Resource Systems, Inc., VSE
Corona, Inc., VSE Services Corporation, Value Systems Services, and from July 1990 through February 6, 1996, Schmoldt Engineering Services Company. The company provides products and services to customers from more than 20 locations across the United States.


Corporate Address

The company's principal executive offices are located at 2550 Huntington Avenue, Alexandria, Virginia 22303-1499. The telephone number is (703) 960-4600. The telecopier number is (703) 960-2688. The Company's Worldwide Web address is http://www.vsecorp.com.


Annual Meeting of Stockholders

The Annual Meeting of Stockholders is expected to be held on May 4, 1996, at 10:00 a.m., at the Value Engineering Building, 2550 Huntington Avenue, Alexandria, Virginia 22303-1499.


Stockholder Inquiries

Inquiries concerning stock ownership, dividends, and stockholder changes of address may be directed to Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016, (1-800-346-6084) or to the company at 2550 Huntington Avenue, Alexandria, Virginia 22303-1499, Attention: Corporate Secretary.