Form 10-Q
period 1996-03-31
VSE CORP
filed 1996-05-15
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended March 31, 1996         Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Number of shares of Common Stock outstanding as of May 15, 1996: 1,738,334.


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
- -------------------------------------------------------------------------------
(in thousands, except share amounts)

                                                       March 31,  December 31,
                                                           1996        1995
                                                       ---------  ------------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .     $   902     $   601
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . .      17,588      16,073
  Deferred tax assets  . . . . . . . . . . . . . . .         313         810
  Other current assets . . . . . . . . . . . . . . .       1,669         856
  Net current assets of discontinued operations  . .           0         476
                                                         -------     -------
    Total current assets . . . . . . . . . . . . . .      20,472      18,816

Property and equipment, net  . . . . . . . . . . . .       4,532       4,355
Intangible assets, net . . . . . . . . . . . . . . .       3,682       3,874
Other assets . . . . . . . . . . . . . . . . . . . .       1,791       1,650
Net property, equipment, and other noncurrent
  assets of discontinued operations  . . . . . . . .           0         243
                                                         -------     -------
    Total assets . . . . . . . . . . . . . . . . . .     $30,477     $28,938
                                                         =======     =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . .     $ 3,431     $ 3,097
  Accrued expenses   . . . . . . . . . . . . . . . .       5,542       5,684
  Dividends payable  . . . . . . . . . . . . . . . .          74          74
                                                         -------     -------
    Total current liabilities  . . . . . . . . . . .       9,047       8,855

Long-term debt . . . . . . . . . . . . . . . . . . .       6,298       4,992
Deferred tax liabilities . . . . . . . . . . . . . .         221         411
Deferred compensation  . . . . . . . . . . . . . . .       1,168       1,127
                                                         -------     -------
    Total liabilities  . . . . . . . . . . . . . . .      16,734      15,385
                                                         -------     -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,823,211 shares  . . .         141          98
  Paid-in surplus  . . . . . . . . . . . . . . . . .       8,295       8,338
  Retained earnings  . . . . . . . . . . . . . . . .      21,592      21,402
  Treasury stock, at cost (1,084,877 shares) . . . .     (16,285)    (16,285)
                                                         -------     -------
    Total stockholders' investment . . . . . . . . .      13,743      13,553
                                                         -------     -------
    Total liabilities and stockholders' investment .     $30,477     $28,938
                                                         =======     =======


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income          For the three months ended March 31,
- -------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                              1996      1995
                                                         ---------  ---------
Revenues, principally from contracts  . . . . . . . . .  $  19,638  $  15,944

Costs and expenses of contracts . . . . . . . . . . . .     18,484     15,144
                                                         ---------  ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . .      1,154        800

Selling, general and administrative expenses  . . . . .        197         65

Interest expense  . . . . . . . . . . . . . . . . . . .        142          4
                                                         ---------  ---------
Pretax income from continuing operations. . . . . . . .        815        731

Provision for income taxes  . . . . . . . . . . . . . .        347        273
                                                         ---------  ---------
Income from continuing operations . . . . . . . . . . .        468        458

Discontinued operations, net of tax:

  Loss from operations (net of tax benefit of
    $14 in 1996 and $26 in 1995)  . . . . . . . . . . .        (25)       (44)

  Loss on disposal (net of tax benefit of $118) . . . .       (179)         0
                                                         ---------  ---------
Net income  . . . . . . . . . . . . . . . . . . . . . .  $     264  $     414
                                                         =========  =========

Earnings per common share, based on weighted
  average shares outstanding:
  Income from continuing operations . . . . . . . . . .  $     .27  $     .26
  Loss from discontinued operations . . . . . . . . . .       (.12)      (.02)
                                                         ---------  ---------
  Net income    . . . . . . . . . . . . . . . . . . . .  $     .15  $     .24
                                                         =========  =========

Weighted average shares outstanding                      1,738,334  1,726,334
                                                         =========  =========


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
- -------------------------------------------------------------------------------
(in thousands)


                                  Common Stock    Paid-In  Retained  Treasury
                                 Shares   Amount  Surplus  Earnings    Stock
                                 ------   ------  -------  --------  --------
Balance at December 31, 1994 . .  1,948    $ 97    $8,247   $20,042  $(16,285)

Net income for the year. . . . .     --      --        --     1,646        --

Dividends declared ($.325) . . .     --      --        --      (286)       --

Issuance of stock  . . . . . . .      6       1        91        --        --
                                  -----    ----    ------   -------  --------
Balance at December 31, 1995 . .  1,954      98     8,338    21,402   (16,285)

Net income for the period  . . .     --      --        --       264        --

Dividends declared ($.0425)  . .     --      --        --       (74)       --

Stock split effected in the
  form of a 100% stock
  dividend . . . . . . . . . . .    869      43       (43)       --        --
                                  -----    ----    ------   -------  --------
Balance at March 31, 1996  . . .  2,823    $141    $8,295   $21,592  $(16,285)
                                  =====    ====    ======   =======  ========


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows    For the three months ended March 31,
- -------------------------------------------------------------------------------
(in thousands)

                                                               1996     1995
                                                             -------   ------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   264   $  414
 Adjustments to reconcile net income to net cash
   provided by continuing operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      342      246
    Discontinued operations . . . . . . . . . . . . . . . .      204       44
    Deferred compensation plan expense  . . . . . . . . . .       30       61
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .   (1,515)     820
      Other current assets and noncurrent assets  . . . . .     (762)    (122)
      Deferred tax assets, net  . . . . . . . . . . . . . .      307       16
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .      328     (707)
      Accrued expenses. . . . . . . . . . . . . . . . . . .     (131)     363
      Accrued taxes . . . . . . . . . . . . . . . . . . . .        7      155
                                                             -------   ------
        Net cash (used in) provided by continuing
          operations  . . . . . . . . . . . . . . . . . . .     (926)   1,290
        Net cash used in discontinued operations  . . . . .      (25)     (44)
                                                             -------   ------
          Net cash (used in) provided by operating
            activities                                          (951)   1,246
                                                             -------   ------
Cash flows from investing activities:
  Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . .     (519)    (110)
  Net proceeds from sale of Schmoldt Engineering  . . . . .      100        0
  Change in net assets of discontinued operations . . . . .      439       44
                                                             -------   ------
   Net cash used in investing activities                          20      (66)
                                                             -------   ------
Cash flows from financing activities:
  Net (payments of) proceeds from revolving term loan . . .    1,306        0
  Cash dividends paid . . . . . . . . . . . . . . . . . . .      (74)     (69)
                                                             -------   ------
    Net cash (used in) provided by financing
      activities                                               1,232      (69)
                                                             -------   ------

Net increase in cash and cash equivalents . . . . . . . . .      301    1,111
  Cash and cash equivalents at beginning of period  . . . .      601    3,096
                                                             -------   ------
  Cash and cash equivalents at end of period  . . . . . . .  $   902  $ 4,207
                                                             =======  =======

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consoli-dated financial statements and footnotes thereto included in the VSE Corporation annual report on Form 10-K for the year ended December 31, 1995.


Stockholder's Investment

Stockholder's Investment and Earnings Per Share

On April 17, 1996, VSE announced a two for one stock split in the from of a 100% stock dividend payable to stockholders of record as of May 15, 1996. The stock dividend will be made on May 22, 1996. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.


Stock Option Plan

In February 1996, the company's Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the company's stockholders on May 4, 1996. Under the plan, stock options may be granted for up to 218,958 shares of the aggregate of common stock of the company. The maximum term of the options granted is five years. The option price is equal to the fair market value per share of common stock on the date of grant. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date after the grant date. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors.

As of March 31, 1996 131,380 stock options were granted, of which 32,846 were exercisable at fair market value of $13.64 per share.


FAS 123

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensa-tion" ("FAS 123"). The expense recognition provision encouraged by FAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The company has determined that it will elect the disclosure-only alternative and accordingly the company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method. Companies are not required to include pro forma disclosures in interim financial data. The company has not yet determined the impact of these pro forma adjust-ments.

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Discontinued Operation

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand in cash and a $300 thousand promissory note for which principal and interest is payable in installments between March 1, 1996 and September 1, 2001. The transaction resulted in a pretax loss of approximately $293 thousand to VSE.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The following table sets forth certain items, including consolidated revenues, pretax income, and net income, and the amount of changes of such items for the three month periods ended March 31, 1996 and 1995 (in thousands).
                                                                     1996
                                                                   Compared
                                                                      to
                                                 1996      1995      1995
                                               -------   -------   -------
Revenues from continuing operations  . . . .   $19,638   $15,944   $ 3,694
                                               =======   =======   =======

Pretax income from continuing operations . .   $   815   $   731   $    84
Provision for income taxes . . . . . . . . .       347       273        74
                                               -------   -------   -------
Income from continuing operations. . . . . .       468       458        10
Loss from discontinued operations,
 net of taxes. . . . . . . . . . . . . . . .      (204)      (44)     (160)
                                               -------   -------   -------
Net income . . . . . . . . . . . . . . . . .   $   264   $   414   $  (150)
                                               =======   =======   =======

On April 17, 1996, VSE announced a two for one stock split in the from of a 100% stock dividend payable to stockholders of record as of May 15, 1996. The stock dividend will be made on May 22, 1996. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.


RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of continuing operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), acquired in May 1995, Energetics Incorporated ("Energetics"), acquired in August 1995, Human Resource Systems, Inc. ("HRSI"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and Value Systems Services ("VSS") and BAV, unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U. S. Government (the "government"). VCI and VSES have generally been inactive after 1992. Intercompany sales are principally at cost and have been eliminated from the consolidated financial statements.

Revenues from continuing operations for the three month period ended March 31, 1996 increased by approximately 23.2% compared to the same period of 1995. The increase in revenues is attributable primarily to revenues of Energetics, BAV and CMstat.

Pretax income from continuing operations for the three month period ended March 31, 1996 increased by approximately 11.5% compared to the same period of 1995. The increase in pretax income was approximately equal to pretax income attrib-utable to the acquisitions of CMstat and Energetics, which was offset primarily by the loss of one of VSE's major contracts with the Navy discussed below.

The largest customer for the engineering services rendered by the company is the
U. S. Department of Defense ("Defense"), including agencies of the U. S. Army, Navy, and Air Force. The Defense budget has been restrained by the federal budget deficit in recent years, resulting in increased competition. There can be no assurance that future reductions in the Defense budget will not have a materially adverse impact on the company's results of operations or financial position.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Substantially all of the company's revenues from operations depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1996 and 1995 the company did not experience any termination of contracts for the convenience of the Government or any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position.

BAV Contract. In August 1995, VSE's BAV Division was awarded a contract with the U. S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign govern-ments. BAV began work on the contract in September 1995 and continued to per-form work under the contract during a protest filed with the General Accounting Office ("GAO"). In January 1996 the GAO ruled in favor of BAV and denied the protest. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005.

VSE Navy Contract. VSE had a contract with the U. S. Navy which accounted for approximately 19% of total revenues for the three month period ended March 31, 1995. This contract was scheduled to expire in September 1992, but was extended through September 1995. The Navy combined the work performed under this con-tract with other related work, and VSE was not the successful bidder for the new contract. Substantially all work on the contract ended by September 1995.

VSS Contract. In February 1994 VSS was awarded a new contract with a U. S. Navy customer. After prevailing on a contract protest, in September 1994 VSS began work on the contract. The contract generated revenues equal to approxi-mately 11% of consolidated revenues during the three month period ended
March 31, 1996 and 13% of consolidated revenues during the three month period ended March 31, 1995.


Discontinued Operation

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand in cash and a $300 thousand promissory note for which principal and interest is payable in installments between March 1, 1996 and September 1, 2001. The transaction resulted in a pretax loss of approximately $293 thousand to VSE.


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $300 thousand for the three months ended March 31, 1996. Net cash from financing activities, primarily revolving term loan debt, was used to finance an increase in accounts receivable and for the purchase of computer equipment.

Cash and cash equivalents increased by approximately $1.1 million for the period ended March 31, 1995. Net cash from operations of approximately $1.2 million was the result of a decrease in accounts receivable of approximately $820 thousand and a reduction in accrued expenses related to estimated reserves for contract losses of approximately $360 thousand.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, and to pay cash dividends. Performance of work under the BAV contract is expected to substantially increase the

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


company's requirements for cash, however, management believes that the cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

VSE's requirements for working capital are affected significantly by its reve-nues and accounts receivable, which are primarily from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or col-lection problems. Working capital is also affected by (a) contract retainages,
(b) start-up and termination costs associated with new or complete contracts,
(c) capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government compared to the costs actually in-curred by the company.

Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving payment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing require-for working capital.

Cash dividends were declared at the rate of $.0425 per share during the three month period ended March 31, 1996. Pursuant to its bank loan agreement, the payment of cash dividends by VSE may not exceed an annual rate of $.30 per share. VSE has paid cash dividends each year since 1973.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reim-bursable at cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignif-icant.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            (11) Statement regarding computation of per share earnings. Reference is made to the "Consolidated Statements of Income" included in Part I of this Form 10-Q on the computation of per share earnings.

       (b)  Reports on Form 8-K.

            No current reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has omitted all other items contained in "Part II. Other Informa-tion" because such other items are not applicable or are not required if the answer is negative or because the information required to be reported therein has been previously reported.

VSE CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  May 15, 1996                      _____________________________________
                                         C. S. Weber, Senior Vice President,
                                              Secretary and Treasurer
                                           (Principal Financial Officer)


                                         /s/ T. J. CORRIDON
Date:  May 15, 1996                      _____________________________________
                                         T. J. Corridon, Senior Vice President
                                                   and Comptroller
                                              (Principal Accounting Officer)





The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of manage-ment, necessary to a fair statement of the results for the interim periods.
The accompanying notes to consolidated financial statements are an integral part of this report.