Form 10-Q
period 1996-06-30
VSE CORP
filed 1996-08-09
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1996         Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                           54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:          None
Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.05 per share
                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [x]    No [ ]

Number of shares of Common Stock outstanding as of August 1, 1996: 1,738,334.


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
- -------------------------------------------------------------------------------
(in thousands, except share amounts)

                                                         June 30, December 31,
                                                           1996        1995
                                                         -------     -------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .     $   331     $   601
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . .      22,429      16,073
  Deferred tax assets  . . . . . . . . . . . . . . .         631         810
  Other current assets . . . . . . . . . . . . . . .       1,131         856
  Net current assets of discontinued operations  . .           0         476
                                                         -------     -------
    Total current assets . . . . . . . . . . . . . .      24,522      18,816

Property and equipment, net  . . . . . . . . . . . .       4,521       4,355
Intangible assets, net . . . . . . . . . . . . . . .       3,561       3,874
Other assets . . . . . . . . . . . . . . . . . . . .       1,859       1,650
Net property, equipment, and other noncurrent
  assets of discontinued operations  . . . . . . . .           0         243
                                                         -------     -------
    Total assets . . . . . . . . . . . . . . . . . .     $34,463     $28,938
                                                         =======     =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . .     $ 3,982     $ 3,097
  Accrued expenses   . . . . . . . . . . . . . . . .       6,089       5,684
  Dividends payable  . . . . . . . . . . . . . . . .          74          74
                                                         -------     -------
    Total current liabilities  . . . . . . . . . . .      10,145       8,855

Long-term debt . . . . . . . . . . . . . . . . . . .       8,755       4,992
Deferred tax liabilities . . . . . . . . . . . . . .         163         411
Deferred compensation  . . . . . . . . . . . . . . .       1,264       1,127
                                                         -------     -------
    Total liabilities  . . . . . . . . . . . . . . .      20,327      15,385
                                                         -------     -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 3,908,088 shares in
    1996 and 1,954,044 in 1995 . . . . . . . . . . .         195          98
  Paid-in surplus  . . . . . . . . . . . . . . . . .       8,241       8,338
  Retained earnings  . . . . . . . . . . . . . . . .      21,985      21,402
  Treasury stock, at cost (2,169,754 shares in 1996
    and 1,084,877 in 1995) . . . . . . . . . . . . .     (16,285)    (16,285)
                                                         -------     -------
      Total stockholders' investment . . . . . . . .      14,136      13,553
                                                         -------     -------
      Total liabilities and stockholders' investment     $34,463     $28,938
                                                         =======     =======


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income   For the three and six months ended June 30,
- -------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                              1996                1995
                                        Three     Six       Three     Six
                                        Months    Months    Months    Months
                                      --------- --------- --------- ---------
Revenues, principally from
 contracts  . . . . . . . . . . . . . $  24,476 $  44,114 $  16,866 $  32,810

Costs and expenses of contracts . . .    23,638    42,122    16,506    31,650
                                      --------- --------- --------- ---------
Gross profit  . . . . . . . . . . . .       838     1,992       360     1,160

Selling, general and administrative
 expenses . . . . . . . . . . . . . .       (38)      159      (180)     (115)

Interest expense  . . . . . . . . . .        97       239         8        12
                                      --------- --------- --------- ---------
Pretax income from continuing
 operations . . . . . . . . . . . . .       779     1,594       532     1,263

Provision for income taxes  . . . . .       312       659       199       472
                                      --------- --------- --------- ---------
Income from continuing operations . .       467       935       333       791

Discontinued operations, net of tax:

  Loss from operations (net of tax
    benefit of $0 and $14 in 1996,
    $19 and $45 in 1995)  . . . . . .         0       (25)      (36)      (80)

  Loss on disposal (net of tax
    benefit of $118). . . . . . . . .         0      (179)        0         0
                                      --------- --------- --------- ---------

Net income  . . . . . . . . . . . . . $     467 $     731 $     297 $     711
                                      ========= ========= ========= =========

Earnings per common share, based on
  weighted average shares outstanding:

  Income from continuing
    operations  . . . . . . . . . . . $     .27 $     .54 $     .20 $     .46
  Loss from discontinued
    operations  . . . . . . . . . . .         0      (.12)     (.03)     (.05)
                                      --------- --------- --------- ---------
  Net income                          $     .27 $     .42 $     .17 $     .41
                                      ========= ========= ========= =========

Weighted average shares outstanding   1,738,334 1,738,334 1,726,334 1,728,048
                                      ========= ========= ========= =========


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
- -------------------------------------------------------------------------------
(in thousands)


                                  Common Stock    Paid-In  Retained   Treasury
                                 Shares   Amount  Surplus  Earnings     Stock
                                 ------   ------  -------  --------   --------
Balance at December 31, 1994 . .  1,948    $ 97    $8,247   $20,042  $(16,285)

Net income for the year. . . . .     --      --        --     1,646        --

Dividends declared ($.325) . . .     --      --        --      (286)       --

Issuance of stock  . . . . . . .      6       1        91        --        --
                                  -----     ---    ------   -------  --------
Balance at December 31, 1995 . .  1,954      98     8,338    21,402   (16,285)

Net income for the period  . . .     --      --        --       731        --

Dividends declared ($.085) . . .     --      --        --      (148)       --

Stock split effected in the
  form of a 100% stock
  dividend . . . . . . . . . . .  1,954      97       (97)       --        --
                                  -----    ----    ------   -------  --------
Balance at June 30, 1996 . . . .  3,908    $195    $8,241   $21,985  $(16,285)
                                  =====    ====    ======   =======  ========


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows      For the six months ended June 30,
- -------------------------------------------------------------------------------
(in thousands)

                                                               1996     1995
                                                             -------  -------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   731  $   711
 Adjustments to reconcile net income to net cash
   provided by (used in) continuing operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      630      679
    Discontinued operations . . . . . . . . . . . . . . . .      204       80
    Deferred compensation plan expense  . . . . . . . . . .      102       63
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .   (6,356)  (1,303)
      Other current assets and noncurrent assets  . . . . .     (171)  (1,832)
      Deferred tax assets, net  . . . . . . . . . . . . . .      (69)     785
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .      974     (407)
      Accrued expenses. . . . . . . . . . . . . . . . . . .      352      805
                                                             -------  -------
        Net cash used in continuing operating
          activities  . . . . . . . . . . . . . . . . . . .   (3,603)    (419)
        Net cash used in discontinued operating
          activities  . . . . . . . . . . . . . . . . . . .      (25)     (80)
                                                             -------  -------
          Net cash used in operating activities               (3,628)    (499)
                                                             -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . .     (796)    (524)
  Acquisition of CMstat . . . . . . . . . . . . . . . . . .        0     (970)
  Issuance of treasury stock  . . . . . . . . . . . . . . .        0       91
  Net proceeds from sale of Schmoldt Engineering  . . . . .      100        0
  Change in net assets of discontinued operations . . . . .      439       80
                                                             -------  -------
   Net cash used in investing activities                        (257)  (1,323)
                                                             -------  -------
Cash flows from financing activities:
  Net proceeds from revolving term loan . . . . . . . . . .    3,763       71
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (148)    (138)
                                                             -------  -------
    Net cash provided by (used in) financing
      activities                                               3,615      (67)
                                                             -------  -------

Net decrease in cash and cash equivalents . . . . . . . . .     (270)  (1,889)
  Cash and cash equivalents at beginning of period  . . . .      601    3,096
                                                             -------  -------
  Cash and cash equivalents at end of period  . . . . . . .  $   331  $ 1,207
                                                             =======  =======

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation annual report on Form 10-K for the year ended December 31, 1995.


Stockholder's Investment

Stockholder's Investment and Earnings Per Share

On April 17, 1996, VSE announced a two for one stock split in the form of a 100% stock dividend payable to stockholders of record as of May 15, 1996. The stock dividend was made on May 22, 1996. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.


Stock Option Plan

In February 1996, the company's Stock Option Plan (the "Plan") was adopted by the Board of Directors and approved by the company's stockholders on May 4, 1996. Under the plan, stock options may be granted for up to an aggregate of 218,958 shares of the common stock of the company. The maximum term of the options granted is five years. The option price is equal to the fair market value per share of common stock on the date of grant. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date after the grant date. Vesting may be accelerated for shares granted to certain individuals as deter-mined by the Board of Directors.

As of June 30, 1996, options covering 131,380 shares were granted, of which 32,845 shares were exercisable at fair market value of $13.64 per share.


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

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Discontinued Operation

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand in cash and a $300 thousand promissory note for which principal and interest is payable in monthly installments between March 1, 1996 and September 1, 2001. The transac-tion resulted in a pretax loss of approximately $293 thousand to VSE which was recorded in the first quarter.

The consolidated financial statements of the company have been reclassified to report separately the net assets and operating results of the discontinued operations. Financial results for periods prior to the dates of discontinuance have been restated to reflect continuing operations.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The following table sets forth certain items, including consolidated revenues, pretax income, and net income, and the amount of changes of such items for the three and six month periods ended June 30, 1996 and 1995 (in thousands).

                                                                 1996
                                                               Compared
                                                                  to
                         Three Months       Six Months           1995
                         Ended June 30     Ended June 30     Three     Six
                         1996     1995      1996     1995    Months   Months
                       -------  -------   -------  -------   -------  -------
Revenues, principally
 from contracts  . .   $24,476  $16,866   $44,114  $32,810   $ 7,610  $11,304
                       =======  =======   =======  =======   =======  =======
Pretax income from
 continuing opera-
 tions . . . . . . .   $   779  $   532   $ 1,594  $ 1,263   $   247  $   331
Provision for
 income taxes  . . .       312      199       659      472       113      187
                       -------  -------   -------  -------   -------  -------
Income from continu-
 ing operations  . .       467      333       935      791       134      144
Loss from discontinu-
 ed operations, net
 of taxes  . . . . .         0      (36)     (204)     (80)       36     (124)
                       -------  -------   -------  -------   -------  -------
Net income             $   467  $   297   $   731  $   711   $   170  $    20
                       =======  =======   =======  =======   =======  =======

RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of continuing operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), acquired in May 1995, Energetics Incorporated ("Energetics"), acquired in August 1995, Human Resource Systems, Inc. ("HRSI"), and Value Systems Services Division ("VSS") and BAV Division ("BAV"), unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U. S. Government (the "government"). VSE Corona, Inc. ("VCI") and VSE Services Corporation ("VSES") have generally been inactive after 1992. Intercompany sales are principally at cost and have been eliminated from the consolidated financial statements.

Revenues from continuing operations for the three and six month periods ending June 30, 1996 increased by approximately 45% and 34%, respectively, compared to the same periods of 1995. The increase in revenues is primarily due to the new work performed by BAV in 1996 (see the discussion about the "BAV Contract" below) and to the inclusion of the revenues of CMstat and Energetics in 1996. The increase in revenues was offset by the loss of one of VSE's major contracts. (See the discussion about "VSE Navy Contract" below).

Pretax income from continuing operations for the three and six month periods ended June 30, 1996 increased by approximately 46% and 26%, respectively, compared to the same period of 1995. The increase in pretax income is primarily due to profit associated with the revenues from continuing operations of BAV, CMstat, and Energetics. The increase in pretax profits was partially offset by the reduced profits of VSE, primarily attributable to the loss of the VSE Navy Contract, and by increased administrative expenses due to the amortization of goodwill and other intangible assets associated with the acquisitions of CMstat and Energetics.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The largest customer for the services rendered by the company is the U. S. Department of Defense ("Defense"), including agencies of the U. S. Army, Navy, and Air Force. The Defense budget has been restrained by the federal budget deficit in recent years, resulting in increased competition for contracts for the services performed by VSE. There can be no assurance that future reduc-tions in the Defense budget will not have a materially adverse impact on the company's results of operations or financial position.

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

BAV Contract. In August 1995, VSE's BAV Division was awarded a contract with the U. S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign govern-ments. BAV began work on the contract in September 1995. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005.

VSE Navy Contract. VSE had a contract with the U. S. Navy which accounted for approximately 18% of total revenues for the six month period ended June 30, 1995. The Navy combined the work performed under this contract with other related work under a new contract, and VSE was not the successful bidder for the new contract. Substantially all work on the contract ended in September 1995.


Discontinued Operation

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand cash and a $300 thousand promissory note for which principal and interest is payable in monthly installments between March 1, 1996 and September 1, 2001. The transaction resulted in a pretax loss of approximately $293 thousand to VSE during the first quarter of 1996.


Liquidity and Capital Resources

A net decrease in cash and cash equivalents of approximately $300 thousand during the six months ended June 30, 1996 resulted from approximately $3.6 million provided by financing activities, approximately $3.6 million used in operating activities and approximately $300 thousand used in investing activities. Significant financing activities included borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $3.8 million. Cash flows from operating activities declined by approximately $3.1 million as compared to the same period of 1995 primarily due to the additional accounts receivable associated with BAV, CMstat and Energetics in 1996. Significant investing activities included approximately $800 thousand net cash used to purchase property and equipment, which was offset by approximately $100 thousand cash and $400 thousand change in net assets provided by the divestiture of Schmoldt Engineering.

A net decrease in cash and cash equivalents of approximately $1.9 million during the six months ended June 30, 1995 resulted from approximately $1.3 million used in investing activities, approximately $500 thousand used in operating activi-ties and approximately $100 thousand used in financing activities. Significant

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



investing activities included approximately $1 million associated with the acquisition of CMstat and approximately $500 thousand used to purchase property and equipment. Significant financing activities included the payment of cash dividends of approximately $100 thousand.

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

VSE's requirements for working capital are affected significantly by its reve-nues and accounts receivable, which are primarily from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or col-lection problems. Working capital requirements are also affected by (a) con-tract retainages, (b) start-up and termination costs associated with new or complete contracts, (c) capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government and to the costs actually incurred by the company.

Government contracts require VSE to pay for costs included in VSE's contract billings prior to receiving payment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.

Quarterly cash dividends at the rate of $.0425 per share were declared during the three month periods ended March 31 and June 30, 1996. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends since 1973.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reim-bursable at cost.

VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The impact of inflation on replacement costs of such property and equipment is expected to be insignificant.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

           (11) Statement regarding computation of per share earnings. Reference is made to the "Consolidated Statements of Income" included in Part I of this Form 10-Q on the computation of per share earnings.

       (b)  Reports on Form 8-K.

          No current reports on Form 8-K were filed by the Registrant during the three month period ended June 30, 1996.

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

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  August 9, 1996                    _____________________________________
                                         C. S. Weber, Senior Vice President,
                                              Secretary and Treasurer
                                           (Principal Financial Officer)


                                         /s/ T. J. CORRIDON
Date:  August 9, 1996                    _____________________________________
                                         T. J. Corridon, Senior Vice President
                                                   and Comptroller
                                              (Principal Accounting Officer)





The financial information included in this report reflects all known adjust-ments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.