Form 10-Q
period 1996-09-30
VSE CORP
filed 1996-11-14
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1996         Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Number of shares of Common Stock outstanding as of October 1, 1996: 1,738,334.


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                    September 30, December 31,
                                                         1996        1995
                                                        ------      ------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $   403     $   601
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . .    24,658      16,073
  Deferred tax assets  . . . . . . . . . . . . . . .       948         810
  Other current assets . . . . . . . . . . . . . . .     1,739         856
  Net current assets of discontinued operations  . .         0         476
                                                        ------      ------
    Total current assets . . . . . . . . . . . . . .    27,748      18,816

Property and equipment, net  . . . . . . . . . . . .     4,568       4,355
Intangible assets, net . . . . . . . . . . . . . . .     3,493       3,874
Other assets . . . . . . . . . . . . . . . . . . . .     1,987       1,650
Net property, equipment, and other noncurrent
  assets of discontinued operations  . . . . . . . .         0         243
                                                        ------      ------
    Total assets . . . . . . . . . . . . . . . . . .   $37,796     $28,938
                                                        ======      ======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . .   $ 7,811     $ 3,097
  Accrued expenses   . . . . . . . . . . . . . . . .     6,377       5,684
  Dividends payable  . . . . . . . . . . . . . . . .        78          74
                                                        ------      ------
    Total current liabilities  . . . . . . . . . . .    14,266       8,855

Long-term debt . . . . . . . . . . . . . . . . . . .     7,616       4,992
Deferred tax liabilities . . . . . . . . . . . . . .        98         411
Deferred compensation  . . . . . . . . . . . . . . .     1,280       1,127
                                                        ------      ------
    Total liabilities  . . . . . . . . . . . . . . .    23,260      15,385
                                                        ------      ------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 3,908,088 shares in
    1996 and 1,954,044 in 1995 . . . . . . . . . . .       195          98
  Paid-in surplus  . . . . . . . . . . . . . . . . .     8,241       8,338
  Retained earnings  . . . . . . . . . . . . . . . .    22,385      21,402
  Treasury stock, at cost (2,169,754 shares in 1996
    and 1,084,877 in 1995) . . . . . . . . . . . . .   (16,285)    (16,285)
                                                        ------      ------
      Total stockholders' investment . . . . . . . .    14,536      13,553
                                                        ------      ------
      Total liabilities and stockholders' investment   $37,796     $28,938
                                                        ======      ======


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income         For the three and nine months ended
------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                    September 30,
                                      ---------------------------------------
                                            1996                1995
                                      ------------------- -------------------
                                       Three     Nine     Three     Nine
                                       Months    Months   Months    Months
                                      --------- --------- --------- ---------
Revenues, principally from
 contracts  . . . . . . . . . . . . . $  29,664 $  73,778 $  20,892 $  53,702

Costs and expenses of contracts . . .    28,772    70,894    19,373    51,023
                                       --------  --------  --------  --------
Gross profit  . . . . . . . . . . . .       892     2,884     1,519     2,679

Selling, general and administrative
 expenses . . . . . . . . . . . . . .       331       490       657       542

Interest expense  . . . . . . . . . .       108       347        15        27
                                       --------  --------  --------  --------
Pretax income from continuing
 operations . . . . . . . . . . . . .       453     2,047       847     2,110

Provision for income taxes  . . . . .       (25)      634       339       811
                                       --------  --------  --------  --------
Income from continuing operations . .       478     1,413       508     1,299

Discontinued operations, net of tax:

  Loss from operations (net of tax
    benefit of $0 and $14 in 1996,
    $19 and $45 in 1995)  . . . . . .         0       (25)      (49)     (129)

  Loss on disposal (net of tax
    benefit of $118). . . . . . . . .         0      (179)        0         0
                                       --------  --------  --------  --------

Net income  . . . . . . . . . . . . . $     478 $   1,209 $     459 $   1,170
                                       ========  ========  ========  ========

Earnings per common share, based on
  weighted average shares outstanding:

  Income from continuing
    operations  . . . . . . . . . . . $     .27 $     .81 $     .29 $     .75
  Loss from discontinued
    operations  . . . . . . . . . . .         0      (.12)     (.02)     (.07)
                                       --------  --------  --------  --------
  Net income                          $     .27 $     .69 $     .27 $     .68
                                       ========  ========  ========  ========

Weighted average shares outstanding   1,738,334 1,738,334 1,738,334 1,731,134
                                      ========= ========= ========= =========


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
------------------------------------------------------------------------------
(in thousands)


                                  Common Stock    Paid-In  Retained   Treasury
                                 Shares   Amount  Surplus  Earnings     Stock
                                 ------   ------  -------  --------   --------
Balance at December 31, 1994 . .  1,948    $ 97    $8,247   $20,042  $(16,285)

Net income for the year. . . . .     --      --        --     1,646        --

Dividends declared ($.325) . . .     --      --        --      (286)       --

Issuance of stock  . . . . . . .      6       1        91        --        --
                                  -----     ---     -----    ------   -------
Balance at December 31, 1995 . .  1,954      98     8,338    21,402   (16,285)

Net income for the period  . . .     --      --        --     1,209        --

Dividends declared ($.1275). . .     --      --        --      (226)       --

Stock split effected in the
  form of a 100% stock
  dividend . . . . . . . . . . .  1,954      97       (97)       --        --
                                  -----     ---     -----    ------   -------
Balance at September 30, 1996  .  3,908    $195    $8,241   $22,385  $(16,285)
                                  =====     ===     =====    ======   =======


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows For the nine months ended September 30,
------------------------------------------------------------------------------
(in thousands)

                                                               1996     1995
                                                             -------  -------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,209  $ 1,170
 Adjustments to reconcile net income to net cash
   provided by (used in) continuing operating activities:
    Depreciation and amortization . . . . . . . . . . . . .    1,017    1,938
    Discontinued operations . . . . . . . . . . . . . . . .      204      129
    Deferred compensation plan expense  . . . . . . . . . .      171       94
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .   (8,585)  (6,383)
      Other current assets and noncurrent assets  . . . . .     (839)     351
      Deferred tax assets, net  . . . . . . . . . . . . . .     (451)     640
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .    4,697    1,417
      Accrued expenses. . . . . . . . . . . . . . . . . . .      693    1,660
                                                              ------   ------
        Net cash used in continuing operating
          activities  . . . . . . . . . . . . . . . . . . .   (1,884)   1,016
        Net cash used in discontinued operating
          activities  . . . . . . . . . . . . . . . . . . .      (25)    (129)
                                                              ------   ------
          Net cash (used in) provided by
            operating activities                              (1,909)     887
                                                              ------   ------
Cash flows from investing activities:
  Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . .   (1,230)  (2,503)
  Acquisition of CMstat . . . . . . . . . . . . . . . . . .        0     (970)
  Acquisition of Energetics . . . . . . . . . . . . . . . .        0   (3,660)
  Issuance of treasury stock  . . . . . . . . . . . . . . .        0       91
  Net proceeds from sale of Schmoldt Engineering  . . . . .      100        0
  Change in net assets of discontinued operations . . . . .      439      129
                                                              ------   ------
   Net cash used in investing activities                        (691)  (6,913)
                                                              ------   ------
Cash flows from financing activities:
  Net proceeds from revolving term loan . . . . . . . . . .    2,624    3,651
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (222)    (207)
                                                              ------   ------
    Net cash provided by financing activities                  2,402    3,444
                                                              ------   ------

Net decrease in cash and cash equivalents . . . . . . . . .     (198)  (2,582)
  Cash and cash equivalents at beginning of period  . . . .      601    3,096
                                                              ------   ------
  Cash and cash equivalents at end of period  . . . . . . .  $   403  $   514
                                                              ======   ======

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation annual report on Form 10-K for the year ended December 31, 1995.


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

As of September 30, 1996, options covering 131,380 shares were granted, of which 32,845 shares were exercisable at fair market value of $13.64 per share.


FAS 123

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensa-tion" ("FAS 123"). The expense recognition provision encouraged by FAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The company has determined that

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




it will elect the disclosure-only alternative and accordingly the company will be required to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method. Companies are not required to include pro forma disclosures in interim financial data. The company has not yet determined the impact of these pro forma adjustments.

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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The following table sets forth certain items, including consolidated revenues, pretax income, and net income, and the amount of changes of such items for the three and nine month periods ended September 30, 1996 and 1995 (in thousands).

                                                                  1996
                                                               Compared to
                         Three Months       Nine Months           1995
                            Ended              Ended         ---------------
                         September 30       September 30     Three     Nine
                         1996     1995      1996     1995    Months   Months
                        ------   ------    ------   ------   -------  ------
Revenues, principally
 from contracts  . .   $29,664  $20,892   $73,778  $53,702   $ 8,772  $20,076
                        ======   ======    ======   ======    ======   ======
Pretax income from
 continuing opera-
 tions . . . . . . .   $   453  $   847   $ 2,047  $ 2,110   $  (394) $   (63)
Provision for
 income taxes  . . .       (25)     339       634      811      (364)    (177)
                        ------   ------    ------   ------    ------   ------
Income from continu-
 ing operations  . .       478      508     1,413    1,299       (30)     114
Loss from discontinu-
 ed operations, net
 of taxes  . . . . .         0      (49)     (204)    (129)       49      (75)
                        ------   ------    ------   ------    ------   ------
Net income             $   478  $   459   $ 1,209  $ 1,170   $    19  $    39
                        ======   ======    ======   ======    ======   ======

RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of continuing operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), acquired in May 1995, Energetics Incorporated ("Energetics"), acquired in August 1995, Human Resource Systems, Inc. ("HRSI"), and Value Systems Services Division ("VSS") and BAV Division ("BAV"), unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U. S. Government (the "government"). Two other VSE subsidiaries, VSE Corona, Inc. ("VCI") and VSE Services Corporation ("VSES"), have generally been inactive after 1992. Intercompany sales are principally at cost and have been eliminated from the consolidated financial statements.

Revenues from continuing operations for the three and nine month periods ending September 30, 1996 increased by approximately 42% and 37%, respectively, com-pared to the same periods of 1995. The increase in revenues is primarily due to the new work performed by BAV in 1996 (see the discussion about the "BAV Contract" below) and to the inclusion of full nine month revenues of CMstat and Energetics in 1996. The increase in revenues was partially offset by the loss of one of VSE's major contracts. (See the discussion about "VSE Navy Contract" below).

Income from continuing operations for the nine month period ended September 30, 1996 increased by approximately 9%, compared to the same period ended September 30, 1995. The increase was primarily attributable to the inclusion of nine month income from BAV, CMstat and Energetics in 1996 and the recording of a

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


deferred tax asset from the acquisition of CMstat. The increase was partially offset by the reduced profits associated with the loss of the VSE Navy Contract.

Net income for the nine month period ended September 30, 1996 increased by approximately 3% compared to the same period ended September 30, 1995. The increase was primarily attributable to the inclusion of nine month income from BAV, CMstat and Energetics in 1996 and the recording of a deferred tax asset from the acquisition of CMstat. The increase was partially offset by the reduced profits associated with the loss of the VSE Navy Contract and the loss from discontinued operations.

Income from continuing operations for the three month period ended September 30, 1996 decreased slightly by approximately 6%, compared to the same period ended September 30, 1995. The decrease was due primarily to the timing of profits associated with various contracts. Decreased profits from the VSE Navy Contract were offset by increases in other new contracts, as well as the recording of a deferred tax asset due to the acquisition of CMstat.

Net income for the three month period ended September 30, 1996 increased by approximately 4% compared to the same period ended September 30, 1995. The increase was due to the elimination of losses from the discontinued operations in 1995, as well as the recording of a deferred tax asset from the acquisition of CMstat.

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

BAV Contract. In August 1995, VSE's BAV Division was awarded a contract with the U. S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. BAV began work on the contract in September 1995. Work on this contract accounted for approximately 23% of total revenues for the nine month period ended September 30, 1996. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005.

VSE Navy Contract. VSE had a contract with the U. S. Navy which accounted for approximately 18% of total revenues for the nine month period ended September 30, 1995. The Navy combined the work performed under this contract with other related work under a new contract, and VSE was not the successful bidder for the new contract. Substantially all work on the contract ended in September 1995.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Discontinued Operation

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand cash and a $300 thousand promissory note for which principal and interest are payable in monthly installments between March 1, 1996 and September 1, 2001. The transaction resulted in a pretax loss of approximately $293 thousand to VSE during the first quarter of 1996.


Liquidity and Capital Resources

A net decrease in cash and cash equivalents of approximately $200 thousand during the nine month period ended September 30, 1996 resulted from approximately $2.4 million provided by financing activities, approximately $1.9 million used in operating activities and approximately $700 thousand used in investing activities. Significant financing activities included borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $2.6 million. Significant investing activities included approximately $1.2 million net cash used to purchase property and equipment, which was partially offset by approximately $100 thousand cash and $400 thousand change in net assets provided by the divestiture of Schmoldt Engineering. Cash flows from operating activities declined by approximately $2.8 million as com-pared to the same period of 1995 primarily due to the additional accounts receivable associated with the increasing level of work on the BAV Contract in 1996.

A net decrease in cash and cash equivalents of approximately $2.6 million during the nine month period ended September 30, 1995, resulted from approximately $6.9 million used in investing activities, approximately $3.4 million in cash provided by financing activities and approximately $900 thousand provided by operating activities. Significant investing activities included approximately $3.7 million associated with the acquisition of Energetics, $1 million associated with the acquisition of CMstat and approximately $2.5 million used to purchase property and equipment. Significant financing activities included borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $3.6 million.

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

VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which are primarily from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems. Working capital requirements are also affected by (a) contract retainages, (b) start-up and termination costs associated with new or

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


completed contracts, (c) capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government and billable costs actually incurred by the company.

Government contracts require VSE to pay for costs included in VSE's contract billings prior to receiving payment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.

Quarterly cash dividends at the rate of $.0425 per share were declared during the three month periods ended March 31, June 30, and September 30, 1996. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends since 1973.


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

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 5.    Other Information.

         On October 18, 1996, the Registrant filed a Form 11-K containing audited financial statements for the VSE Corporation Employee ESOP/401(k) Plan for the plan years ended December 27, 1995 and 1994.

         On October 31, 1996, the Registrant filed a Form S-3 covering the potential sale of up to 200,000 shares of VSE Common Stock ($.05 par value) to meet employee benefit plan obligations under the VSE Corporation Employee ESOP/401(k) Plan.

         On October 31, 1996, the Registrant filed a Form S-8 covering up to 218,996 new shares of VSE Common Stock ($.05 par value) which may be issued on exercise of option agreements under the VSE Corporation 1996 Stock Option Plan.
         On October 31, 1996, the Registrant filed a Form S-8 covering up to 100,000 shares of VSE Common Stock ($.05 par value) owned by the VSE Corporation Employee ESOP/401(k) Plan.


Item 6.    Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

          (11) Statement regarding computation of per share earnings. Reference is made to the "Consolidated Statements of Income" included in Part I of this Form 10-Q on the computation of per share earnings.

    (b)  Reports on Form 8-K.

         No current reports on Form 8-K were filed by the Registrant during the three month period ended September 30, 1996.


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

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  November 14, 1996                 _____________________________________
                                         C. S. Weber, Senior Vice President,
                                                Secretary and Treasurer
                                             (Principal Financial Officer)


                                         /s/ T. J. CORRIDON
Date:  November 14, 1996                 _____________________________________
                                         T. J. Corridon, Senior Vice President
                                                    and Comptroller
                                             (Principal Accounting Officer)





The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.