Form 10-K405
period 1996-12-31
VSE CORP
filed 1997-04-01
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1997 was approximately $11 Million.

Number of shares of Common Stock outstanding as of March 1, 1997: 1,738,334.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1996 Annual Report to Stockholders for the year ended December 31, 1996, are incorporated into Parts I and II of this report.
2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 10, 1997, are incorporated by reference into Part III of this report.

                                  PART I


ITEM 1.  Business

     Refer to the discussions captioned "Letter to Stockholders", "A Growing Company" and "Description of Business" in VSE Corporation's ("VSE" or the "Registrant") 1996 Annual Report which is incorporated herein by reference.

ITEM 2.  Properties

     Refer to the discussion captioned "Description of Business" in VSE's 1996 Annual Report which is incorporated herein by reference.

ITEM 3.  Legal Proceedings

     Refer to Note 9 (Commitments and Contingencies - Litigation) of the "Notes to Consolidated Financial Statements" in VSE's 1996 Annual Report which is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Stockholders

     Not applicable.


                                 PART II


ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Refer to discussion captioned "VSE Common Stock" in VSE's 1996 Annual Report which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

     Refer to table captioned "Financial Highlights" in VSE's 1996 Annual Report which is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Refer to discussion captioned "Management Discussion and Analysis" in VSE's 1996 Annual Report which is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     Refer to section captioned "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in VSE's 1996 Annual Report which is incorporated herein by reference. Also refer to the schedule on page S-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                 PART III


ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to VSE Directors is incorporated by reference to VSE's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after December 31, 1996. The executive officers are chosen annually at the board of directors meeting next following the annual meetings of stockholders and serve until their successors have been duly elected and qualified, or until resignation or removal. Also refer to section captioned "Executive Officers" in VSE's 1996 Annual Report which is incorporated herein by reference.

ITEM 11. Executive Compensation

     Information with respect to this item is incorporated by reference from the Proxy Statement discussions captioned "Certain Relationships and Related Transactions," "Compensation Committee Report," "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregate Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to this item is incorporated by reference to the discussion captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

     Information with respect to this item is incorporated by reference to the discussion captioned "Certain Relationships and Related Transactions" in Item No.1 (Election of Directors) in the Proxy Statement.


 PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

     1. Financial statements from VSE's 1996 Annual Report to Stockholders which is incorporated herein by reference:

         Report of Independent Public Accountants
         In section captioned "Consolidated Financial Statements":
          Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the Years Ended
               December 31, 1996, 1995, and 1994
          Consolidated Statements of Stockholders' Investment for the Years
               Ended December 31, 1996, 1995, and 1994
          Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1996, 1995, and 1994
          Notes to Consolidated Financial Statements

     2.  Financial Statement schedules required to be filed by Item 8 of this
          Form:

          Form 10-K Schedule
          Page Number    Description
          5     --       Report of Independent Public Accountants
          S-1   II       Valuation and Qualifying Accounts

    Schedules not included herein have been omitted because of the absence of conditions under which they are required.


    3.  Exhibits:

        Information with respect to exhibits is contained at page E-1
        Exhibit Index.


(b)   Reports on Form 8-K:

    None.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VSE CORPORATION

Date:  March 31, 1997                 By:  /s/  C. S. Weber


                                           C. S. Weber, Senior Vice President,
                                             Secretary and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

(a) Principal Executive Officers:

    /s/  D. M. Ervine

    D. M. Ervine, Chairman of the Board and Chief Executive Officer

    /s/  R. B. McFarland

    R. B. McFarland, President and Chief Operating Officer


(b)  Principal Financial Officer:       (c) Principal Accounting Officer:

     /s/  C. S. Weber                       /s/  T. J. Corridon

     C.S. Weber, Senior Vice President,     T. J. Corridon, Senior Vice
     Secretary and Treasurer                President and Comptroller

(d)  Directors:

     /s/  D. M. Ervine                      /s/  R. B. McFarland

     D. M. Ervine                           R. B. McFarland

     /s/  R. J. Kelly                       /s/  D. M. Osnos

     R. J. Kelly                            D. M. Osnos

     /s/  C. S. Koonce                      /s/  J. D. Ross

     C. S. Koonce                           J. D. Ross

     /s/  J. M. Marchello                   /s/  B. K. Wachtel

     J. M. Marchello                        B. K. Wachtel

                 Report of Independent Public Accountants



To the Stockholders of VSE Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in VSE Corporation's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 24, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The
Schedule II listed in the index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/  ARTHUR ANDERSEN LLP

                                        ARTHUR ANDERSEN LLP


Washington, D.C.,
  March 24, 1997


                         VSE CORPORATION AND SUBSIDIARIES           SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)

                                      Charged       Additions
                                      Against          to and
                        Balance        (Added      Deductions        Balance
                    December 31,          to)            from    December 31,
Description                1995        Income        Reserves           1996
-----------         -----------       -------      ----------    -----------
Allowance for
 doubtful accounts     $    160      $      0        $      0      $     160
                         ======       =======         =======       ========
Allowance for contract
 disallowances         $  1,349      $ (1,044)       $    (29)     $     276
                        =======       =======         =======       ========
Valuation allowance
 for income taxes      $     50      $      0        $      0      $      50
                         ======       =======         =======       ========

                                      Charged       Additions
                                      Against          to and
                        Balance        (Added      Deductions        Balance
                    December 31,          to)            from    December 31,
Description                1994        Income        Reserves           1995
-----------         -----------       -------      ----------    -----------
Allowance for
 doubtful accounts     $    247      $    (87)       $      0      $    160
                         ======       =======         =======       ========
Allowance for contract
 disallowances         $  1,338      $   (651)       $    662      $  1,349
                         ======       =======         =======       ========
Valuation allowance
 for income taxes      $     50      $      0        $      0      $     50
                         ======       =======         =======       ========

                                      Charged       Additions
                                      Against          to and
                        Balance        (Added      Deductions        Balance
                    December 31,          to)            from    December 31,
Description                1993        Income        Reserves           1994
-----------         -----------       -------      ----------    -----------
Allowance for
 doubtful accounts     $    251      $      0        $     (4)      $    247
                         ======       =======         =======       ========
Allowance for contract
 disallowances         $  1,384      $      0        $    (46)      $  1,338
                         ======       =======         =======       ========
Valuation allowance
 for income taxes      $     50      $      0        $      0       $     50
                         ======       =======         =======       ========



                                    S-1

                               EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
------------------------------------------------------------------------------

     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
             to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                             *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996                *
               By-Laws of VSE Corporation as amended through
                 February 6, 1996                                        *
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2).                        *
     9       Voting trust agreement                             Not Applicable
    10       Material contracts
             Employment Agreement entered into as of January 1,
               1996, by and between VSE Corporation and
               Donald M. Ervine                                          *
             Employment Agreement entered into as of January 1,
               1996, by and between VSE Corporation and
               Richard B. McFarland                                      *
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                           *
             Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                             *
           VSE Stock Option Plan dated May 4, 1996
    11       Statement re computation of per share earnings      Exhibit III
    12       Statements re computation of ratios                Not Applicable
    13       Annual report to security holders, Form 10-Q
             or quarterly report to security holders              Exhibit II
    16       Letter re change in certifying accountant          Not Applicable
    18       Letter re change in accounting principles          Not Applicable
    19       Previously unfiled documents                       Not Applicable
    21       Subsidiaries of the registrant                       Exhibit I
    22       Published report regarding matters submitted
             to vote of security holders                        Not Applicable
    23       Consents of experts and counsel                      Exhibit IV
    24       Power of attorney                                  Not Applicable
    99       Additional exhibits                                Not Applicable
    28       Information from reports furnished to State
             insurance regulatory authorities                   Not Applicable


*Document has been filed as indicated and is incorporated by reference herein.

                                                           EXHIBIT I


SUBSIDIARIES OF THE REGISTRANT


  The following is a listing of the subsidiaries of the Registrant:

                                                           Jurisdiction of
                                                             Organization
                                                           ---------------

  CMstat Corporation                                          Delaware

  Energetics Incorporated                                     Maryland

  Human Resource Systems, Inc.                                Delaware

  VSE Corona, Inc.                                            Delaware

  VSE Services Corporation                                    Delaware

                                                                 Exhibit II













                                                           VSE Corporation

                                                         1996 Annual Report

Contents

Financial Highlights                                1
Letter from the Chairman/CEO & President/COO        2
A Growing Company                                   4
Description of Business                            12
Management Discussion and Analysis                 18
Executive Officers                                 23
VSE Common Stock                                   23
Report of Independent Public Accountants           24
Consolidated Financial Statements                  25
Notes to Consolidated Financial Statements         29
Selected Quarterly Data                            38
Form 10-K                                          39
Form 10-K Cross-Reference Index                    40
Officers and Directors                             41

Corporate Profile

VSE Corporation is a professional services company established in 1959. VSE provides diversified services and products to the engineering, energy and environment, health care, information technology, and defense services markets. The company's principal customers are agencies of the U.S. Government and other government prime contractors. VSE's subsidiaries and divisions include BAV, CMstat Corporation, Energetics Incorporated, Human Resource Systems, Inc., VSE Services Corporation, Value Systems Services, and from July 1990 through February 6, 1996, Schmoldt Engineering Services Company. The company provides products and services to customers from more than 20 locations across the United States.

Corporate Address

VSE's principal executive offices are located at 2550 Huntington Avenue, Alexandria, Virginia 22303-1499. The telephone number is (703) 960-4600. The telecopier number is (703) 960-2688. The company's Worldwide Web address is http://www.vsecorp.com.

Annual Meeting of Stockholders

VSE's Annual Meeting of Stockholders is expected to be held on May 10, 1997, at 10:00 a.m., at the Value Engineering Building, 2550 Huntington Avenue, Alexandria, Virginia 22303-1499.

Stockholder Inquiries

Inquiries concerning stock ownership, dividends, and stockholder changes of address may be directed to Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016, (1-800-346-6084) or to the company at 2550 Huntington Avenue, Alexandria, Virginia 22303-1499, Attention: Corporate Secretary.

Financial Highlights


Selected Financial Data (Unaudited)
(in thousands, except per share data)

                                                  1996     1995      1994      1993      1992
                                                -------   ------    ------    ------    ------
Revenues, principally from contracts . . . . . $120,087  $73,790   $63,682   $77,450   $75,962
                                                =======   ======    ======    ======    ======

Income from continuing operations. . . . . . . $  1,946  $ 1,738   $ 1,547   $ 1,104   $ 1,260
Cumulative effect of change in accounting
  for income taxes . . . . . . . . . . . . . .        0        0         0       284         0
Income (loss) from discontinued operations . .      (25)     (92)        6        55        56
Gain (loss) on disposal of discontinued
  operations . . . . . . . . . . . . . . . . .     (179)       0         0         0       776
                                                -------   ------    ------    ------    ------
     Net income  . . . . . . . . . . . . . . . $  1,742  $ 1,646   $ 1,553   $ 1,443   $ 2,092
                                                =======   ======    ======    ======    ======

Earnings per common share:
  Income from continuing operations  . . . . . $   1.12  $  1.00   $   .90   $   .64   $   .41
  Cumulative effect of change in accounting
   for income taxes  . . . . . . . . . . . . .        0        0         0       .16         0
  Income (loss) from discontinued operations .     (.11)    (.05)        0       .03       .27
                                                -------  -------    ------    ------    ------
     Net income  . . . . . . . . . . . . . . . $   1.01  $   .95   $   .90   $   .83   $   .68
                                                =======   ======    ======    ======    ======

Total assets . . . . . . . . . . . . . . . . . $ 48,341  $28,938   $21,063   $23,231   $20,457
                                                =======   ======    ======    ======    ======
Long-term obligations  . . . . . . . . . . . . $ 12,651  $ 4,992   $     0   $ 2,686   $ 2,243
                                                =======   ======    ======    ======    ======
Stockholders' investment . . . . . . . . . . . $ 14,595  $13,553   $12,101   $10,816   $ 9,623
                                                =======   ======    ======    ======    ======
Cash dividends per common share  . . . . . . . $  .1725  $ .1625   $ .1525   $  .145   $   .14
                                                =======   ======    ======    ======    ======

This consolidated summary of selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.


Letter to Stockholders


Fellow Stockholders:

    VSE made substantial progress in 1996, but we know we have a lot more to
do.   This letter gives us an opportunity to comment on some important events and achievements in 1996. We also want to discuss areas that require more work and to indicate our plans and ideas for the future.

Year in Review

    The spectacular event of the year was the success of VSE's BAV Division and its team of eleven world-class subcontractors in supporting the Navy's ship transfer program in 1996. At year's end, the BAV team was using four commercial shipyards to overhaul seven combat vessels for friendly foreign buyers. There were also more than fifty BAV technical experts in six allied countries around the world providing regular and emergency technical services.

    Team work was also evident in other contract activities reported in 1996. Energetics, VSE, and the VSS Division all won important contract renewals during the year, while HRSI and its joint venture partner were awarded a new five-year, $60 million health care services contract, the largest contract of its kind ever awarded for a Naval Medical Center. We saw steady growth in VSE's Postal Service contract, and CMstat revenues doubled to an annual level nearing $5 million. At the end of the year, VSE's joint venture was awarded the first contract of what could be a long-term, multi-year effort to produce common bridge transport vehicles for the Army.

    Financially, the results for 1996 were good. Revenues increased substantially, while growth in net income was restrained by several factors including the initial costs of rapid growth in BAV and CMstat, the wind-up costs associated with the completion of a long-term West Coast contract, the disposal of our former Oklahoma subsidiary, and other factors.

Future Plans

    During the next few years we are eager to realize our potential for growth and income through (a) an increase in the revenues of our BAV ship transfer contract, (b) the earnings potential of several key VSE contracts renewed on favorable terms during 1996, and (c) a growth in revenues and profits attributable to subsidiary operations in information technology, energy and environmental services, and health care services.

    VSE's future workload involves risks associated with changing government requirements and funding priorities, and in particular, the BAV contract volume depends in part on action by the U. S. Congress on periodic foreign military sales authorizations. In addition, some of our largest Army and Navy customers are moving and consolidating offices in 1997, creating both new opportunities and new risks for us as we adjust our workload and personnel to changing requirements.

    Changes in workload are also expected to bring greater volatility to VSE's quarterly earnings reports than in recent years. The volatility in earnings will result in part from more of our revenues being derived from large fixed-price contracts, in part from the lengthy sales cycle involved in commercial software sales, and in part from contracts such as the BAV contract which base profit on periodic award fee cycles instead of fixed monthly percentages. Accordingly, VSE's future revenues and earnings may not be as predictable from quarter to quarter as in recent years. However, we believe that on year-to-year comparisons, VSE will continue to show positive trends.

Letter to Stockholders


    We continue to work on potential acquisition efforts which, if successful, could significantly affect VSE. These efforts could result in a larger VSE in the years ahead, with corresponding increases in total assets and liabilities. As of the date of this letter, no agreements have been reached or are pending on any specific merger or acquisition prospect.


VSE People

    As always, it is the people of VSE who make us successful. Ours is a total team effort: employees, managers, officers, directors, vendors, subcontractors, and consultants. We perform and succeed as a team.

    We believe the keys to success are honesty, integrity, and hard work combined with team work, communications, and leadership. When we succeed at these things together, we build value for our shareholders.

    VSE director Sarah (Sally) Clements passed away on January 14, 1997. Sally had served as a VSE director since 1987 and had worked with our marketing personnel for many years before then. At 86 years of age, Sally was an inspiration to all of us. We shall miss her wise advice and counsel.

    We would be pleased to discuss these matters with you further at our Annual Meeting of Stockholders expected to be held at VSE on May 10, 1997. Your comments and suggestions for improvement are welcome at any time.





              R. B. McFarland               D. M. Ervine
              President and COO        Chairman and CEO



March 1997

A GROWING COMPANY......


"With the award of the Navy's ship transfer contract and with the acquisitions of CMstat and Energetics in 1995, we have the opportunity to be a great company, not just a good company, and to do it by the year 2000."

                                     Don Ervine, Chairman and CEO,
                                     VSE Corporation

    There is a great company growing in Virginia, Maryland, New Jersey, California, Michigan . . . and it is engineering solutions in U. S. communities and around the world.

    At the leading edge of technology and change management, we design and implement solutions that work better and cost less. Since 1959 customers have relied on VSE for a broad range of professional and technical services, including:

    *    global privatizing and outsourcing,
    *    information technology services and products,
    *    energy and environment consulting services, and
    *    defense services.

    Across the country and around the world, VSE engineers and scientists, information specialists, technicians, and health care professionals are working with customers to achieve productivity and readiness targets.

    We work to preserve investments in systems, equipment, energy and the environment through modernization, technology insertion, and logistics support. We work to reactivate and maintain excess naval assets transferred to allied countries. And we work to assist customers in controlling the pace of change with our configuration and product data management software.

    VSE is a growth-oriented company with a vision of excellence. We engineer solutions that work better and cost less, every day. The following describes some of the activities of VSE employees working with customers in 1996. We would be pleased to tell you more.

Global Privatizing/Outsourcing

BAV Division

"The Navy's ship transfer program will be substantially funded by foreign governments, and the additional capability gained by our allies as we transfer destroyers, frigates, and auxiliary ships to them will reduce the burden on our country in meeting mutual defense needs around the globe."

                 Jim Knowlton, Senior Vice President and General Manager, BAV Division

    Managing the most complex and global program in the four-decade history of the company, VSE's BAV Division and its team of subcontractors are hard at work in providing services to the U.S. Navy and representatives of foreign governments. In one of the largest, long-term global efforts in the country, BAV is privatizing much of the infrastructure involved in transferring excess warship capacity and auxiliary vessels to America's allies.

    The statement of work includes ship reactivation (cold and hot ship transfers), overhaul and modernization, engineering and maintenance support, and logistics support including spares, depot level support, crew training (Navy or commercial), "Tiger Team" support, casualty support, ship transiting, and inventory control (receiving, storing, issuing, and replenishing).

    As 1996 came to a close, BAV with about 140 employees and eleven subcontractors was directing the reactivation of various classes of ships in Mississippi, Oregon, South Carolina, and Virginia. BAV also had "Tiger Team" and ad-hoc engineering repair and maintenance work groups located in or planned for more than a dozen foreign countries. At year-end, the list of customers served or in planning included seventeen countries touching every continent and ocean on the globe.

    As a high-profile global privatizing program operating under the guidance of the U.S. Congress, the Navy and the State Department, and mandated by the Department of Defense as a cost-reduction measure, BAV has achieved international recognition. The BAV contract is the most spectacular success of VSE's effort to win global privatizing and outsourcing contracts, but it is only one of a number of important programs we have been awarded.


Postal Service Program Center


" VSE's Postal Service Program Center provides the United States Postal Service with a range of individual technical and professional services. As a Postal Service partner, we are dedicated to providing services that are responsive, efficient and cost effective."

                 Jayne M. Tuohig, Senior Vice President and General Manager, Postal Service Program Center

    For over 20 years, VSE has provided outsourcing services to the U.S. Postal Service. With a staff of nearly 100 employees, we provide diverse technical engineering services to design, modernize, test, and logistically support automated electro-mechanical mail processing and delivery equipment and systems. We support the alternate fuel program for USPS vehicles, and we support the stamp acquisition program in the development of manufacturing standards, materials qualification, and distribution systems technology. In addition, we are working with the USPS on pilot programs to bring the special expertise of our information technology and energy and environmental services subsidiaries to USPS modernization and cost reduction initiatives.


HRSI

    "All service is personal service. At HRSI, we stay focused on client needs and priorities. Our clients' challenges become our challenges."

            Mark Robin, Senior Vice President (Human Resources) and President, Human Resource Systems, Inc.

    Since 1990, VSE has provided long-term outsourcing services through Human Resource Systems, Inc. ("HRSI"). HRSI has over 200 employees in two divisions supporting the different needs of its customers: a technical services division which provides architects, engineers, computer professionals, and related personnel, principally for the USPS and other clients, and a health services division which provides nurses, pharmacists, and other technical medical personnel, principally for medical centers. During 1996, the success of the HRSI approach to managing outsourcing services was recognized by a winning bid for a $60 million, five-year joint venture contract award to provide nursing and allied services for a Naval Medical Center. This contract, which was identified by the government as the largest "personal service" contract award of its kind, provides for staffing more than 100 health care professionals to cover around the clock shifts in several special care units and clinics.

    VSE expects to develop and pursue many more opportunities in global privatizing and outsourcing as private efforts to streamline operations and reduce staffing costs continue, together with public efforts to contain the federal budget. Having established our position in this market, the company is working to expand its volume of services and the range of outsourcing services provided. With this approach, we predict continued VSE growth in winning future outsourcing opportunities.


Information Technology

CMstat

"At CMstat, our goal is to provide low cost, low risk, off-the-shelf solutions to enable customers to quickly realize the benefits of information technology."

                                                 Paul Gain, President and CEO,
                                                 CMstat Corporation

Established in San Diego in 1986, CMstat provides best in class systems and software solutions which enable clients from around the world to manage change through database, application, and documentation control.

    The CMstat System of information technology products provides local and multinational customers with configuration management and product data manage-ment (CM/PDM) control. Our applications and services enable clients to capture current and legacy data related to products, systems, and documentation, and to manage the orderly propagation of engineering change data as products evolve in time.

    Although there are many aspects to a CM/PDM project, CMstat concentrates on developing those applications and services which require specific experience in configuration management, logistics support, management information, and standards compliance. Product applications vary from aerospace, automotive, and telecommunications industries to consumer electronics and medical devices. CMstat users include Boeing, GTE, Hughes, Lockheed Martin, and Sony.

    Central to the CMstat solution in managing product data information are applications and technology which address the elements and relationships which are important to maintaining configuration control:

    *    Change/Process/Workflow Management
    *    Electronic Vault Repository/Report Generation
    *    As-Designed/As-Built/As-Maintained
    *    Product/Asset Identification
    *    Item/Part Management
    *    Documentation Management/Product Structure

    Currently providing the most completely integrated commercial CM/PDM technology available as an out-of-the-box solution, CMstat is working to extend its product line and distribution channels into new areas in response to customer requirements.

    Since becoming a VSE company in 1995, CMstat has grown from 12 to 80 employees, has more than doubled in size, and has relocated to a bright, new facility in the heart of high-technology development in San Diego, California. VSE has introduced CMstat to a broad range of potential new U.S. government clients, and the company continues to expand its services with existing commercial clients by investing in upgrades and additions to its current product line.

Energy and Environment

Energetics

"In 1996 we solidified our traditional business base, and we began to open new avenues which can be pursued into the 21st century."

             Thomas S. Bustard, Ph.D., President, Energetics Incorporated



Energetics Incorporated is a full-service energy and environmental consulting services company. Established in 1979, Energetics provides technical and management support to the Department of Energy and other clients in all aspects of energy and environmental management and advanced technology research, development, and demonstration. With an experienced staff of over 100 scientists and professional personnel, the company's efforts in 1996 were con-centrated in three areas important to the future of our country and world: energy supply, environmental management, and energy conservation.

    In energy supply, Energetics assists Federal and state government regulators and electric and gas utility companies in planning and implementing programs using advanced energy resource management technologies to improve the supply and delivery of electricity to consumers. Several Energetics professionals are recognized international experts in such fields as battery energy storage technology, hydrogen systems, clean coal technologies, superconductivity, and electromagnetic fields.

    In environmental management, Energetics assists clients in regulatory analysis, environmental impact compliance, and restoration support. In performing these activities, Energetics consultants routinely address environmental statutes and regulations such as the Atomic Energy Act, the Clean Air Act, the National Environmental Policy Act, and others.

    In energy conservation, Energetics assists clients by providing a variety of technical, economic, and policy studies on the availability of advanced technical solutions for conserving energy, reducing pollution, and saving money. Some staff professionals work with clients to identify and define energy efficiency and alternative fuels for use in buildings and industry, while others work with emerging technologies that offer better energy, environmental, and economic performance and transportation options than conventional light- and heavy-duty vehicles.

    In 1996 Energetics received a "Federal Technology Leadership Award" recognizing its contribution in developing a technology tool called RQ.Calculator. Once installed on a computer, RQ.Calculator provides a fast and easy means to determine whether a Reportable Quantity (RQ) of a hazardous or an extremely hazardous substance has been released into the environment. The award is designed to recognize creative information technology applications. Nominated projects are judged based on their degree of difficulty, innovative use of technology, and real cost savings.


Defense Services

VSE Applied Engineering and Information Systems

"Capping a five-year effort by VSE engineers in 1996, we expect to provide the U.S. Army with a proven vehicle system for transporting, launching, and recovering combat bridge sections around the world."

                   Edward V. Karl, Senior Vice President and General Manager, VSE Applied Engineering and Information Systems

Continuing to bring innovation and service to VSE's traditional business base, VSE engineers saw their efforts recognized in 1996 as the company was awarded several new contracts and contract renewals for Army support programs, Navy marine and ocean engineering services, and Navy logistics support for aircraft and missile systems.

    In Army and Army Reserve program areas, VSE reached an important new plateau in 1996. We completed our design, prototype, and testing efforts for the common bridge transporter ("CBT") system, and together with our joint venture partner, we were awarded the first of a potential series of multi-year contracts to produce CBT systems for the U.S. Army. This vehicle provides the Army with a proven system to support Army mobility and deployment requirements, such as those encountered in 1994 in establishing a peacekeeping force in Bosnia. The CBT consists of a load handling system mounted on a 10-ton heavy-equipment multipurpose tactical truck, together with a bridge adapter pallet which allows the vehicle to carry, launch, and recover ribbon bridge sections used to cross rivers. "The CBT program demonstrates VSE's versatility in total engineering capabilities," according to Frank Beverina, VSE Vice President and Ground Systems Manager. "This unique system doubles the lift capacity, speeds bridge deployment operations, and improves interoperability by adapting to accommodate NATO equipment."

    For the U.S. Army Reserve, VSE completed a variety of projects in 1996, the most successful of which was an Advanced Technology Demonstrator ("ATD") for tactical wheeled vehicles. The ATD integrates 20 new technologies and products to showcase the advantages, benefits, and potential applications of emerging technology in the challenging environment facing today's Army. Technologies involving collision avoidance, heads-up video displays, light emitting diode running and tail lights, and automatic oil replenishing systems are a few of the technologies featured in the ATD. Innovating with nearly 200 dedicated employees working to reduce life-cycle costs and increase reliability and dependability, VSE's Army program work continues to grow and gain recognition.

VSE Engineering and Logistics Center

"VSE provides customers with cost effective, single source marine and ocean engineering services worldwide."

                       Michael E. Hamerly, Vice President and General Manager, VSE Engineering and Logistics Center

    1996 saw the competitive renewal of VSE's principal contract to provide technical and marine engineering services for the U. S. Navy and the award of a new Navy contract for ocean engineering services. Through this and related contracts, over 200 personnel provide hands-on engineering, technical, and logistic support to programs worldwide which are important to maintaining Navy
readiness and our national defense and to  preserving our heritage.   These
programs include technical reviews related to shipyard industrial capabilities, foreign military sales support, ordnance alteration support, modernization, overhaul, alteration, maintenance, and repair of Navy ships, construction and upgrades of deep water moorings and piers, and upgrades to land-based tactical air control towers.

    VSE marine engineering personnel, working with original equipment manufacturers such as Raytheon, Henchel and Furuno, are installing commercial off-the-shelf and military specification systems such as digitized nautical chart displays, navigation and air search radars, tactical air navigation systems, enhanced radar displays, differential global positioning systems, and fiber optic computer LAN systems on Navy and USGG ships. VSE provides turn-key support including system and equipment design, pre-planning, scheduling, project manage-ment, material identification, procurement and control, shipping and expediting, installation, repair and maintenance, testing, documentation and provisioning, and training.

VSE ocean engineering personnel provide engineering and installation services for fixed and floating ocean facilities, marine systems, and specialized marine materials and construction support equipment for such projects as inactive ships moorings, pier upgrades, and hurricane and typhoon moorings. These projects in 1996 included the tactical air control tower upgrade at a major naval air station, and the disassembly and turn-over to museum personnel of an national historic monument, the Cedar Point Lighthouse. The lighthouse, built in 1896, was in the custody of the U.S. Navy at Solomons, Maryland. The Navy tasked VSE to remove sections of the lighthouse and bring them ashore for transfer to the Calvert Marine Museum.

VSS Division

" VSS has pledged quality, service, and continuity of support to our Navy customer during the impending move to Patuxent River, Maryland. "

                          Will Albertolli, Vice President and General Manager, VSS Division

    VSE also serves Navy customers through our VSS naval air logistics support contract. Awarded in 1994, VSS provides approximately 100 engineers and technical personnel to plan, develop, and integrate supportability requirements into aircraft and missile system designs. Under the contract, VSS supports Navy logistics managers for aircraft, helicopters, air-launched weapons, and power plants. VSS also provides expertise to establish, maintain, and integrate the logistics elements required to sustain fleet operations and maintenance throughout the life cycle of a weapons system.

    During the year, several of our customers announced reorganizations and relocations based on Defense Department efforts to reduce costs and close unneeded military facilities. When our customers move, VSE moves. We have strengthened our presence in northern New Jersey to accommodate recent Army moves, and we expect to occupy new offices in southern Maryland to support our VSS customers.

    As VSE looks to the future, we see increasing opportunity to serve customers and create value for our shareholders in our primary business areas: global privatizing and outsourcing, information technology services and products, energy and environment consulting services, and defense services.

    As always, our goal is to engineer solutions that work better and cost less. Our process remains the same, to build on honesty and integrity, and to work together through leadership, team work, and communications. This is our winning formula for growth and value in the 21st century.

(Quote from Shareholder letter)

"We believe the keys to success are honesty, integrity, and hard work combined with teamwork, communications, and leadership. When we succeed at these things together, we build value for our shareholders."

Introduction Page to Financial Section

Description of Business


Introduction.

    VSE Corporation ("VSE") is a Delaware corporation established in 1959. During 1996 VSE and its subsidiaries and divisions operated in a single industry, the professional and technical services industry. The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

    Since incorporation, VSE has provided diversified engineering, technical, and management services, principally to agencies of the United States Government (the "government") and to other government prime contractors.

    * Engineering and technical services are provided by VSE and by each of its subsidiaries and divisions including BAV Division, CMstat Corporation, Energetics Incorporated, Human Resource Systems, Inc., and Value Systems Services Division.

    * Information technology services and products are the primary business of VSE's subsidiary CMstat Corporation and are also an important part of the business of all other VSE business units depending on contract requirements.

    Engineering, technical, and management services, including information technology services and products, accounted for 100% of VSE's revenues from continuing operations in 1996, 1995, and 1994.

Services and Products.

    VSE engineering and technical services include a broad array of capabilities and resources used in program planning; design and engineering, including prototype development; electronic warfare support; logistics management; ship reactivation, maintenance, repair, overhaul planning, and follow on technical support; office automation systems and support; training; technology research, development, and demonstration programs involving energy conservation and efficiency, advanced technology transfers, and feasibility, assessment, and development programs.

    Typical engineering and technical services projects include sustaining engineering support for military vehicles, combat trailers, bridging systems, and amphibious transport; ocean engineering and mooring systems; depot repair operations; electronic warfare software development; machinery condition analysis; specification preparation for ship alterations and repairs; training and video aids for air-launched missiles; energy conservation and advanced technology demonstration projects; and technical data package preparation.

    VSE information technology services and products include cross-platform technical data, product data, and configuration management (CM/PDM) support, bar coding and inventory applications, database management and control, and union grievance system software. VSE's subsidiary CMstat, also markets a series of proprietary products (the CMstat System) used in configuration, workflow, and change management applications across a variety of functions including design and engineering, prototype, manufacturing, purchasing, and support and maintenance.

Marketing.

    VSE marketing activities are conducted by its professional staff of engineers, analysts, program managers, contract administrators, and other personnel. Information concerning new programs and requirements becomes avail-able in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature

Description of Business


published by the government, trade associations, professional organizations, and commercial entities.


Contracts.

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

    Depending on solicitation requirements and other factors, VSE offers its professional and technical services and products through various competitive contract arrangements and business units which are responsive to customer requirements and which may also provide an opportunity for diversification. Such arrangements include prime contracts, subcontracts, cooperative arrangements, joint ventures, dedicated ventures, dedicated cost centers, separate profit centers (divisions), and subsidiaries.

    During 1996 VSE's 12 largest contracts accounted for approximately 80% of total revenues, and one such contract with the U.S. Navy accounted for approximately 38% of such revenues. The Navy contract was awarded in 1995 and included a base year and nine option year periods which expire in July 2005.
See "Results of Operations-Revenues" in "Management Discussion and Analysis for further discussion of this contract.

    The following table shows the revenues of VSE and its subsidiaries and divisions by customer or agency:


                             VSE Revenues by Customer or Agency
                                   (Dollars in thousands)

                            1996             1995             1994
Group or Agency           Revenues    %    Revenues    %    Revenues    %
---------------           --------  -----  --------  -----  --------  -----
U.S. Navy                 $ 75,232   62.6%  $42,402   57.5%  $36,086   56.7%
U.S. Army                   18,880   15.7    18,291   24.8    17,860   28.0
Other government            23,836   19.8    10,563   14.3     8,443   13.3
Commercial                   2,139    1.9     2,534    3.4     1,293    2.0
                          --------  -----   -------  -----   -------  -----
Total                     $120,087  100.0%  $73,790  100.0%  $63,682  100.0%
                          ========  =====   =======  =====   =======  =====

    During 1996 VSE and its subsidiaries and divisions provided services to the government and other prime contractors under approximately 115 contracts, some of which are of an indefinite delivery/indefinite quantity ("ID/IQ") ordering nature. ID/IQ contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to ID/IQ arrangements are normally performed and completed within a one year period. During 1996 VSE provided services under approximately 855 such task orders.

    VSE has sought to expand its engineering services customer base to non-defense clients, such as the U.S. Postal Service. In 1994, VSE won a recompete of a contract worth approximately $35 million for five years with the U.S. Postal Service.

Description of Business


    In 1990, VSE formed Human Resource Systems, Inc. ("HRSI") to compete for certain technical and consulting service work. Through this subsidiary, VSE provides technical personnel and health care professionals and technicians to work on site at customer facilities at the direction of customer management. In 1996, HRSI is a partner in a joint venture which was awarded a five-year, $60 million contract to provide nursing and allied services for a regional Navy medical center with potential revenues to HRSI in excess of $40 million.

    In 1994 the Value Systems Services ("VSS") division was awarded a new contract with a Navy customer to provide logistic support services for Naval aircraft, helicopters, and airborne weapons systems. This contract has the potential to generate revenues to VSE of about $77 million over a five-year period ending in 1999.

    In 1995 VSE made two acquisitions to expand and diversify its business base:

    * In May 1995, VSE acquired CMstat Corporation, an information technology company located in San Diego, California. CMstat is a leading supplier of commercial (off-the-shelf) software products and technology to manage engineering, product, and configuration management data.

    * In August 1995, VSE acquired Energetics Incorporated, an energy management and environmental technology company located in Columbia, Maryland. Energetics provides technical and management services for advanced technology programs, primarily for the Department of Energy and other government and commercial clients.

    In 1995 VSE also established the BAV Division to compete for an engineering, technical and support services contract for U.S. Navy ships to be sold, leased, or otherwise transferred to foreign governments. BAV was awarded this Navy contract in August 1995. This contract accounted for 38% of VSE s revenues in 1996 and has the potential to generate total revenues of over $1 billion depending on delivery order requirements and option periods exercised through the year 2005.

    In early 1997, a VSE joint venture was awarded a $12.3 million fixed-price production contract to make more than 100 common bridge transporter systems for the U.S. Army. Depending on program requirements and funding availability, total program requirements are estimated to be up to about 600 vehicle systems over the next seven years. VSE is expected to receive approximately one-half of the total program value.

    Schmoldt Engineering Services Company, which was acquired by VSE in 1990, was divested in February 1996.

Description of Business


Personnel.

    VSE services are provided by a staff of professional, scientific, medical, and technical personnel having high levels of education, experience, training, and skills. As of February 1997, employees by business unit (including approximately 318 part-time personnel) were as follows:

         VSE (parent company) . . . . . .    698
         HRSI . . . . . . . . . . . . . .    224
         BAV Division . . . . . . . . . .    140
         Energetics . . . . . . . . . . .    112
         VSS Division . . . . . . . . . .     99
         CMstat . . . . . . . . . . . . .     81
                                           -----
         VSE consolidated . . . . . . . .  1,354
                                           =====

    Principal categories of VSE personnel include (a) engineers, scientists, and technicians in mechanical, electrical, electronic, chemical, industrial, energy and environmental services, marine, and ocean engineering disciplines,(b) information technology professionals in computer systems, applications, and product, configuration, change, and data management disciplines, (c) technical editors and writers, (d) graphic designers and technicians, and (e) health care professionals and technicians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The company considers its relationships with employees to be excellent.

Facilities.

    VSE's principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by VSE through the year 2003. This building contains approximately 108,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from more than 20 U.S. branch offices located at or near customer sites to facilitate communications and enhance project performance. Branch, subsidiary and division offices are generally occupied under short-term leases and currently include an aggregate of approximately 195,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the Unites States (generally at foreign shipyards); these services are often of short duration based on "tiger team" or "as-ordered" requirements.

    VSE owns and operates an engineering test center in Ladysmith, Virginia, consisting of approximately 44 acres of land and an improved storage and vehicle maintenance facility. This facility has been used by VSE to test military and commercial equipment for which VSE provides system technical support or other engineering services and to supplement Alexandria, Virginia, shop facilities. Current engineering test center projects include the construction of certain ocean engineering contract deliverable items such as ship camels, pier fenders, and plate anchor drive followers.

Backlog.

    As of December 31, 1996, VSE's subsidiaries and divisions had proposals pending for engineering services contracts covering approximately $100 million in services for the Department of Defense or other government agencies or prime contractors. If these contracts are awarded to VSE, resulting ordering periods could extend through 2002. However, there is no assurance that VSE will be the successful bidder for any of these contracts. Moreover, there can be no assur-

Description of Business


ance that contract awards, if any, will result in any revenues to VSE because
(a) contract awards are often rescinded as a result of the government's bid protest procedures, (b) contracts may not be funded at the nominal amounts cited in competitive bid announcements, and (c) contracts when funded may be terminated at the convenience of the government.

    During 1996 and 1995 VSE was awarded contracts having potential ceiling values of approximately $121.1 million and $1.1 billion, respectively.

    VSE's funded backlog of work as of December 31, 1996, 1995, and 1994 was approximately $121.7 million, $37.6 million and $36.9 million, respectively. "Funded" backlog is defined as orders for services that have not been fully ren-dered and for which funding has been provided either at the time of award or thereafter. Substantially all of the funded backlog is expected to be completed within one year.

    The excess of unfulfilled contract estimates over the incremental funding authorized represents an "unfunded" backlog. Based on the total estimated value of contracts actually awarded, the potential revenues for work remaining to be performed under existing engineering services contracts (both funded and unfunded backlog) was approximately $1.3 billion, $1.3 billion, and $350 million, as of December 31, 1996, 1995 and 1994, respectively. VSE has no reasonable basis on which to determine when or if such backlog may be funded. However, because of uncertainties associated with changing program requirements and the ultimate availability of funds, VSE believes that measurements of unfunded backlog are of limited use in evaluating future workload.


Competition and Risks.

    Competition. The professional and technical services industry in which VSE is engaged is very competitive. There are a substantial number of other organizations, some of which are large, diversified firms with greater financial resources and larger technical staffs, which are capable of rendering essentially the same services as those offered by VSE. Such companies may be publicly owned or privately held and may be divisions of much larger organiza-tions including large manufacturing corporations.

    The government's own "in-house" capabilities are also, in effect, compet-

itors of VSE (including the government's own non-profit federally funded research and development centers) because government employees often perform many of the services that might otherwise be performed by VSE.

    It is not possible to predict the extent and range of competition which VSE will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. Competition in the government contract business has intensified since 1987 due to declining government budgets, and such markets are often dominated by one or few "niche" companies. VSE believes the principal competitive factors for the professional and technical services business in which it is engaged are technical and financial qualifications, quality and innovation of services and products, and low price.

    Since 1993, the government has initiated a series of changes designed to improve and streamline its acquisition policies and procedures. Such changes include an emphasis on very large contracts, which may reduce the potential number of qualified bidders; past performance, which may be used to exclude entrance into new government markets; multiple-award schedules, which may result in unbalanced procurements; and best value contract awards, which reduce the

Description of Business


advantages of price competition. The net effect of all such changes on future VSE revenues is unknown.

    Risks. Sales of key business process or enterprise-wide computer software, such as the software sold by CMstat, are subject to a lengthy sales cycle which may exceed one year in some instances. The length of the sales cycle increases marketing costs, increases the risk of product obsolescence, makes it difficult to predict the timing and amount of revenues, and may result in large negative cash flows and operating losses pending the final results of such sales efforts.

    The company's services are typically provided under cost-plus-fee, time-and-materials, or fixed-price contracts. Under cost-plus-fee contracts, the customer reimburses VSE for its allowable costs permitted by regulations and pays a fee based on negotiated terms. Under time-and-materials contracts, the customer pays VSE at fixed hourly rates for direct labor costs and the related overhead and profit, and reimburses VSE for the cost of materials without profit. Under fixed-price contracts, the customer pays an agreed price for services or products. Under fixed-price contracts and time-and-materials con-tracts, VSE bears the risk that increased or unexpected costs may reduce its profit or cause it to sustain a loss. To the extent VSE incurs actual costs below anticipated costs on these contracts, VSE realizes greater profit margins.

    Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been recompeted at least once on a competitive basis.

    VSE's business with the government is subject to the risk that one or more of its potential contracts or extensions of existing contracts may be awarded by the contracting agency to a competitor, including "small and disadvantaged" or minority-owned businesses pursuant to "set-aside" programs administered by the Small Business Administration or may be "bundled" into omnibus contracts for very large businesses. In addition, VSE's business is subject to funding delays, extensions, and moratoriums caused by political and administrative disagreements such as occurred during the 1996 U.S. budget negotiations. To date, the effect of such negotiations and disagreements on VSE has not been material; however, no assurances can be given about such risks with respect to future years.

    Government contracts are subject to termination at the government's conve-nience, which means that the government may terminate the contract at any time, without cause. However, during VSE's 38-year history the aggregate amount of such government terminations for convenience has not been material. If a government contract is terminated for convenience, generally VSE is reimbursed for its allowable costs to the date of termination and is paid a proportionate amount of the stipulated profit or fee for the work actually performed.

    The books and records of the company are subject to audit by the Defense Contract Audit Agency, which audits can result in adjustments to contract costs and fees. Audits by such agency have been completed for all years through 1995 without material adjustments. However, there is no assurance that future adjustments will not be required.

Management Discussion and Analysis


    The discussion and analysis which follows is intended to assist in under-standing and evaluating the results of operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), acquired in May 1995, Energetics Incorporated ("Energetics"), acquired in August 1995, Human Resource Systems, Inc. ("HRSI"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and Value Systems Services ("VSS") and BAV, unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U. S. Government (the "government"). VCI and VSES have generally been inactive since 1992. Intercompany sales are principally at cost and have been eliminated from the consolidated financial statements.


Results of Operations

Revenues

    The following table shows the revenues from continuing operations of VSE and subsidiaries and such revenues as a percent of total revenues:


                    Revenues from Continuing Operations
                          (dollars in thousands)

                                  1996            1995            1994
Company or Business Unit        Revenues    %   Revenues    %   Revenues   %
------------------------------  --------  ----- --------  ----- -------- -----
VSE (parent only) . . . . . . . $ 47,996   40.0  $56,889   77.1  $57,041  89.6
BAV . . . . . . . . . . . . . .   45,399   37.8    1,431    1.9        0   0.0
Energetics  . . . . . . . . . .   11,286    9.4    4,007    5.4        0   0.0
VSS . . . . . . . . . . . . . .    8,798    7.3    8,396   11.4    5,503   8.6
CMstat  . . . . . . . . . . . .    3,879    3.2    1,412    1.9        0   0.0
HRSI  . . . . . . . . . . . . .    2,729    2.3    1,655    2.3    1,138   1.8
                                --------  -----  -------  -----  ------- -----
Total revenues  . . . . . . . . $120,087  100.0  $73,790  100.0  $63,682 100.0
                                ========  =====  =======  =====  ======= =====

    The largest customer for the engineering services rendered by the company is the U. S. Department of Defense ("Defense"), including agencies of the U. S. Army, Navy, and Air Force. VSE's engineering services revenues have his-torically been subject to year to year fluctuations resulting from changes in the level of Defense spending. The Defense budget has been restrained by the federal budget deficit in recent years, and there can be no assurance that future reductions in the Defense budget will not have a material adverse impact on the company's results of operations or financial position.

    Substantially all of the company's revenues from continuing operations depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1996, 1995 and 1994, the company did not experience any termination of contracts for the convenience of the government nor any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position.

    BAV Contract. In August 1995, VSE's BAV Division was awarded a contract with the U. S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. BAV began work on the contract in September 1995. This contract

Management Discussion and Analysis


has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005. The contract accounted for approximately 38% of consolidated revenues during 1996. The company experienced significant quarterly fluctuations in 1996 and antic-ipates that future quarterly revenues will be subject to significant variations due to this contract.

    VSE Navy Contract. VSE had a contract with the U. S. Navy which accounted for approximately 14% of total revenues in 1995 and 17% in 1994. The Navy combined the work performed under this contract with other related work, and VSE was not the successful bidder for the new contract. Substantially all work on the contract ended by September 1995.


Income from Continuing Operations Before Income Taxes

    The following table shows consolidated revenues and income from continuing operations of VSE and subsidiaries, other items of income and expense, and such amounts as a percent of total revenues:


           Income from Continuing Operations Before Income Taxes
                          (dollars in thousands)

Description                1996     %        1995      %        1994      %
-----------             --------  -----    -------   -----    -------   -----
Revenues . . . . . . .  $120,087  100.0%   $73,790   100.0%   $63,682   100.0%
Costs and expenses . .   116,134   96.7     70,588    95.7     60,421    94.9
Gross profit . . . . .     3,953    3.3      3,202     4.3      3,261     5.1
Selling, general and
 administrative expenses     528     .4        218      .3        752     1.2
Interest expense . . .       463     .4        136      .2         20      .0
                        --------  -----    -------   -----    -------   -----
Income from continuing
 operations before
 income taxes  . . . .  $  2,962    2.5%   $ 2,848     3.8%   $ 2,489     3.9%
                        ========  =====    =======   =====    =======   =====

    Costs and expenses of operations, as a percentage of revenues, increased slightly each year during 1996, 1995, and 1994. The percentage differences between 1996 and 1995 and between 1995 and 1994 are primarily due to a combination of factors, some of which are offsetting, including (a) differences between costs incurred and whether they may be billed based on contract provisions, (b) the effects of increases or decreases in facility and equipment lease renewals, fringe benefit programs, and similar period expenses, (c) costs associated with contract start-up and termination phases, and (d) the charges and additions to income for potential contract disallowances due to the timing of government audits on costs incurred, and (e) effective project and cost management.

    Selling, general and administrative expenses increased in 1996 as compared to 1995 primarily due to an increase in the amortization of intangible asset costs associated with the acquisitions of CMstat and Energetics in 1995.

    Selling, general and administrative expenses decreased in 1995 as compared to 1994 primarily due to a reduction in nonreimbursable administrative expenses.

    Interest expense increased in 1996 as compared to 1995 due primarily to the use of bank borrowings to finance the increased levels of accounts receivable

Management Discussion and Analysis


associated with the significant revenue growth in 1996, to finance the new office facilities and software development costs of CMstat, and to reflect interest costs associated with financing the acquisitions of CMstat and Energetics in 1995 (see "Acquisitions and Divestitures" below).

    Interest expense increased in 1995 as compared to 1994 due to the use of bank borrowings to finance increased revenues and to consummate the acquisitions of CMstat and Energetics in 1995.

    The company expects that it will experience significant fluctuations in quarterly operating results due largely to the nature of CMstat's business. CMstat's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organiza-tion, the timing of new product introductions and product enhancements by CMstat and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. CMstat's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise-level business software system is usually discretionary, involves a significant commitment of customer resources and is subject to delays, and to budget cycles and internal authoriza-tion procedures of CMstat's customers. The loss or delay of individual orders could have a significant impact on CMstat's operating results, particularly on a quarterly basis. Furthermore, while CMstat's revenue from license fees is difficult to predict because of the length and variability of CMstat's sales cycles, CMstat's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter.
To the extent such expenses precede, or are not subsequently followed by, anticipated revenue, the Company's operating results could be materially and adversely affected.

    CMstat derives substantially greater profit margins from license fees than from service revenues or from third-party equipment and software. The mix of revenues among these three components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Over the past year, the percentage of the company's total revenues represented by service revenues has increased slightly. Should lower margin service revenues or revenues from third-party equipment and software increase in the future as a percentage of the company's total revenues, CMstat's margins and income from operations could be adversely affected.

    As a result of these and other factors, the company's operating results for any quarter are subject to significant variation, and the company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that the company's future quarterly operating results from time to time may not be consistent with recent 1996 quarterly results.


Acquisitions and Divestitures

    On May 31, 1995 the company acquired all of the outstanding capital stock of CMstat, which develops and supports software for commercial and government customers. On August 29, 1995 the company acquired all of the outstanding stock

Management Discussion and Analysis

of Energetics, which supports government and industry technology programs in the fields of energy use and the environment.

    On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering. Under the terms of the transaction, VSE sold all of the out-standing capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for cash and a promissory note for which principal is payable in installments from January 1, 1997 through September 1, 2001. The transaction resulted in a pretax loss of approximately $300 thousand to VSE.


Liquidity and Capital Resources

Cash Flows

    A net decrease in cash and cash equivalents of approximately $150 thousand during 1996 resulted from approximately $7 million provided by financing activities, approximately $4.4 million used in operating activities, and approximately $2.7 million used in investing activities. Significant financing activities included borrowing on the company's revolving term loan, including commitments for checks outstanding at year end, of approximately $7.7 million. Significant investing activities included approximately $3.3 million associated with the purchase of property and equipment, including the new office facilities and equipment for CMstat and the capitalization of software development costs by CMstat. Cash flows used in operating activities increased in 1996 as compared to 1995 due primarily to increases in accounts receivable associated with the increase in work on the BAV Contract.

    A net decrease in cash and cash equivalents of approximately $2.5 million during 1995 resulted from approximately $7 million used in investing activities, approximately $4.9 million provided by financing activities, and approximately $400 thousand used in operations. Significant investing activities included approximately $3.7 million associated with the acquisition of Energetics, approximately $1 million associated with the acquisition of CMstat, and $2.3 million associated with the purchase of property and equipment, including property and equipment purchases to support the new BAV contract. Significant financing activities included borrowing on the company's revolving term loan, including commitments for checks outstanding at year end, of approximately $4.9 million. Cash flows from operations declined by approximately $6.4 million as compared to 1994 primarily due to the absence of the decline in receivables experienced in 1994 due to decreased contract revenue and the additional accounts receivable associated with BAV, CMstat and Energetics in 1995.

    A net increase in cash and cash equivalents of approximately $2.1 million during 1994 resulted from approximately $6.1 million provided by operations, approximately $700 thousand used in investing activities, and approximately $3.3 million used in financing activities. Investing activities consisted primarily of the purchase of property and equipment. Significant financing activities included reductions of borrowings on the company's revolving term bank loan of approximately $2.7 million.

    The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets including leaseholds for office and computer support, to pay cash dividends, and to finance internal research and development, primarily software development. Performance of work under the BAV contract is expected to substantially increase the company's requirements for cash, however, management believes that the cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

Management Discussion and Analysis


Working Capital

    VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which are primarily from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems. Working capital is also affected by (a) contract retainages, (b) start-up and termination costs associated with new or completed contracts, (c) capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company.

    Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving pay-ment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.


Dividends

    Cash dividends were declared at the rate of $.1725 per share during 1996, $.1625 per share during 1995, and $.1525 per share during 1994. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


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

Executive Officers


Byron S. Bartholomew, 69
Executive Vice President - Business Development. Service with the
Company-27 years.


Thomas J. Corridon, 39
Senior Vice President and Comptroller.  Service with the Company-9 years.


Donald M. Ervine, 60
Chairman and Chief Executive Officer.  Service with the Company-13 years.


Edward V. Karl, 59
Senior Vice President and General Manager, Applied Engineering and Information Systems Center. Service with the Company-9 years.


James M. Knowlton, 54
Senior Vice President and General Manager, BAV Division. Service with the Company-12 years.


Richard B. McFarland, 63
President and Chief Operating Officer.  Service with the Company-9 years.


Mark A. Robin, 43
Senior Vice President (Human Resources) and President, Human Resource Systems, Inc. ("HRSI"). Service with the Company-15 years.


Jayne M. Tuohig, 50
Senior Vice President and Director, Postal Service Program Office. Service with the Company-15 years.


Craig S. Weber, 52
Chief Financial Officer, Senior Vice President, Secretary and Treasurer. Service with the Company-25 years.



VSE Common Stock


VSE common stock (par value $.05 per share) is traded in The Nasdaq National Market System, trading symbol: VSEC; newspaper listing: VSE.

    The following table sets forth the range of high and low sales price information on VSE common stock during the last two years based on information reported by the Nasdaq National Market System and adjusted for the two for one stock split effective as of May 15, 1996. Trading in the VSE common stock has been sporadic.


Quarter           High      Low    Dividends
-------          ------   ------   ---------
1995:

March 31 . . .   $ 7.88   $ 7.00     $.04
June 30  . . .     8.13     7.13      .04
September 30 .    14.50     7.38      .04
December 31  .    13.50     9.75      .0425
 For the year    $14.50   $ 7.00     $.1625


1996:
March 31 . . .   $17.50   $12.50     $.0425
June 30  . . .    21.00    14.50      .0425
September 30 .    21.50    14.75      .0425
December 31  .    18.75    15.75      .045
 For the year    $21.50   $12.50     $.1725


     There were approximately 1,400 stockholders of VSE common stock as of March 1, 1997, consisting of about 315 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 1996 Annual Meeting of Stockholders to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

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

Report of Independent Public
Accountants To the Stockholders of VSE Corporation:

     We have audited the accompanying consolidated balance sheets of VSE Cor-poration (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' investment and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presenta-tion. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of its opera-tions and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

/s/  ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP


Washington, D.C.,
  March 24, 1997

Consolidated Financial Statements


Consolidated Balance Sheets
(in thousands, except share amounts)

                                                            As of December 31,
                                                             1996       1995
                                                            ------     ------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $   453    $   601
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . . . . .  33,707     16,073
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     435        810
  Other current assets . . . . . . . . . . . . . . . . . .   1,916        856
  Net current assets of discontinued operations  . . . . .       0        476
                                                            ------     ------
      Total current assets . . . . . . . . . . . . . . . .  36,511     18,816

Property and equipment, net  . . . . . . . . . . . . . . .   5,145      4,037
Capitalized software development costs, net  . . . . . . .     966        318
Intangible assets, net . . . . . . . . . . . . . . . . . .   3,409      3,874
Other assets . . . . . . . . . . . . . . . . . . . . . . .   2,310      1,650
Net property, equipment, and other noncurrent
  assets of discontinued operations  . . . . . . . . . . .       0        243
                                                            ------     ------
      Total assets . . . . . . . . . . . . . . . . . . . . $48,341    $28,938
                                                            ======     ======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . . . . . $13,508    $ 3,097
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   5,841      5,684
  Dividends payable  . . . . . . . . . . . . . . . . . . .      78         74
                                                            ------     ------
      Total current liabilities  . . . . . . . . . . . . .  19,427      8,855

Long-term debt . . . . . . . . . . . . . . . . . . . . . .  12,651      4,992
Deferred tax liabilities . . . . . . . . . . . . . . . . .     554        411
Deferred compensation  . . . . . . . . . . . . . . . . . .   1,114      1,127
                                                            ------     ------
      Total liabilities  . . . . . . . . . . . . . . . . .  33,746     15,385
                                                            ------     ------
Commitments and contingencies (Note 9)

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 3,908,088 in 1996 and
    1995   . . . . . . . . . . . . . . . . . . . . . . . .     195         98
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .   8,241      8,338
  Retained earnings  . . . . . . . . . . . . . . . . . . .  22,840     21,402
  ESOP obligation  . . . . . . . . . . . . . . . . . . . .    (350)         0
  Unrealized loss on available-for-sale security . . . . .     (46)         0
  Treasury stock, at cost (2,169,754 shares in 1996
    and 1995). . . . . . . . . . . . . . . . . . . . . . . (16,285)   (16,285)
                                                            ------     ------
      Total stockholders' investment . . . . . . . . . . .  14,595     13,553
                                                            ------     ------
      Total liabilities and stockholders' investment . . . $48,341    $28,938
                                                            ======     ======


See accompanying notes

Consolidated Financial Statements


Consolidated Statements of Income
(in thousands, except share amounts)

                                               For the years ended December 31,
                                                  1996       1995       1994
                                               --------   --------   --------
Revenues, principally from contracts . . . .  $ 120,087  $  73,790  $  63,682

Costs and expenses of contracts  . . . . . .    116,134     70,588     60,421
                                               --------   --------   --------
Gross profit . . . . . . . . . . . . . . . .      3,953      3,202      3,261

Selling, general and administrative expenses        528        218        752

Interest expense . . . . . . . . . . . . . .        463        136         20
                                               --------   --------   --------
Income from continuing operations before
  income taxes . . . . . . . . . . . . . . .      2,962      2,848      2,489

Provision for income taxes . . . . . . . . .      1,016      1,110        942
                                               --------   --------   --------
Income from continuing operations  . . . . .      1,946      1,738      1,547

Discontinued operations, net of tax:

  Income (loss) from operations (net of tax
    benefit of $14 in 1996, $46 in 1995
    and tax expense of $18 in 1994)  . . . .        (25)       (92)         6

  Loss on disposal (net of tax benefit
    of $118) . . . . . . . . . . . . . . . .       (179)         0          0
                                               --------   --------   --------
Net income . . . . . . . . . . . . . . . . .  $   1,742  $   1,646  $   1,553
                                               ========   ========   ========

Earnings per share, based on weighted
  average shares outstanding:

  Income from continuing operations  . . . .  $    1.12  $    1.00  $     .90
  Loss from discontinued operations  . . . .      (0.11)     (0.05)         0
                                               --------   --------   --------
Net income per share . . . . . . . . . . . .  $    1.01  $     .95  $     .90
                                               ========   ========   ========

Weighted average shares outstanding           1,731,601  1,732,796  1,726,334
                                              =========  =========  =========



See accompanying notes

Consolidated Financial Statements


Consolidated Statements of Stockholders' Investment
(in thousands)

                                                                                  Unrealized
                                                                                   Loss on
                        Common Stock   Paid-In  Retained  Treasury     ESOP     Available-for-
                      Shares   Amount  Surplus  Earnings    Stock   Obligation  Sale Securities
                      ------   ------  -------  --------  --------  ----------  ---------------
Balance at
  December 31, 1993    1,948    $ 97   $8,247   $18,757   $(16,285)    $   0           $  0

Net income for
  the year  . . . .       --      --       --     1,553        --        --             --

Dividends
  declared ($.1525)       --      --       --      (268)       --        --             --
                       -----     ---    -----    ------   -------      ----            ---
Balance at
  December 31, 1994    1,948      97    8,247    20,042   (16,285)        0              0

Net income for
  the year  . . . .       --      --       --     1,646        --        --             --

Dividends
  declared ($.1625)       --      --       --      (286)       --        --             --

Issuance of stock          6       1       91        --        --        --             --
                       -----     ---    -----    ------   - -----      ----            ---
Balance at
  December 31, 1995    1,954      98    8,338    21,402   (16,285)        0              0

Net income for
  the year  . . . .       --      --       --     1,742        --        --             --

ESOP obligation           --      --       --        --        --      (350)            --

Stock split
  effected in the
  form of a 100%
  stock dividend       1,954      97      (97)       --        --        --             --

Unrealized loss
  on marketable
  securities              --      --       --        --       --        --             (46)

Dividends
  declared ($.1725)       --      --       --      (304)       --        --             --
                       -----     ---    -----    ------   - -----      ----            ---
Balance at
  December 31, 1996    3,908    $195   $8,241   $22,840  $(16,285)    $(350)          $(46)
                       =====     ===    =====    ======   =======      ====            ===

See accompanying notes

Consolidated Financial Statements


Consolidated Statements of Cash Flows
(in thousands)

                                                For the years ended December,
                                                      1996     1995     1994
                                                    -------   ------   ------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . .   $ 1,742  $ 1,646  $ 1,553
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . .     1,491    1,010      999
    Discontinued operations . . . . . . . . . . .       204       92       (6)
    Loss on sale of property and equipment  . . .        13       19        5
    Deferred compensation plan expense  . . . . .       141      188      125
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . .   (17,634)  (5,679)   4,224
      Other current assets and noncurrent assets     (1,255)     468     (169)
      Deferred taxes  . . . . . . . . . . . . . .       518    1,249     (594)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . .    10,271      630     (108)
      Accrued expenses  . . . . . . . . . . . . .       157      129       24
                                                     ------   ------   ------
        Net cash (used in) provided by
          continuing operating activities . . . .    (4,352)    (248)   6,053
        Net cash (used in) provided by
          discontinued operating activities . . .       (25)     (92)       6
          Net cash (used in) provided by             ------   ------   ------
            operating activities                     (4,377)    (340)   6,059
                                                     ------   ------   ------
Cash flows from investing activities:
 Purchase of property and equipment,
   (net of dispositions)  . . . . . . . . . . . .    (2,465)  (2,296)    (499)
 Capitalized software development costs . . . . .      (795)    (192)    (149)
 Acquisition of CMstat, net of cash received. . .         0     (970)       0
 Acquisition of Energetics, net of cash received.         0   (3,660)       0
 Net proceeds from sale of Schmoldt Engineering .       100        0        0
 Change in net assets of discontinued operations.       440       92       (6)
                                                     ------   ------   ------
   Net cash used in investing activities             (2,720)  (7,026)    (654)
                                                     ------   ------   ------
Cash flows from financing activities:
  Net proceeds from (payments of) revolving term
    loan  . . . . . . . . . . . . . . . . . . . .     7,659    4,939   (2,683)
  Net proceeds from other long-term debt  . . . .         0       53        0
  Cash dividends paid . . . . . . . . . . . . . .      (300)    (281)    (264)
  Net proceeds from (payments of) deferred
    compensation  . . . . . . . . . . . . . . . .       (14)      68     (375)
  Advance to ESOP . . . . . . . . . . . . . . . .      (350)       0        0
  Unrealized loss on marketable securities  . . .       (46)       0        0
  Issuance of common stock  . . . . . . . . . . .         0       92        0
                                                     ------   ------   ------
    Net cash provided by (used in) financing
      activities                                      6,949    4,871   (3,322)
                                                     ------   ------   ------
Net (decrease) increase in cash and cash
    equivalents . . . . . . . . . . . . . . . . .      (148)  (2,495)   2,083
  Cash and cash equivalents at beginning of year.       601    3,096    1,013
                                                     ------   ------   ------
  Cash and cash equivalents at end of year. . . .   $   453  $   601  $ 3,096
                                                     ======   ======   ======

See accompanying notes

Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include VSE Corporation and its wholly-owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), Energetics Incorporated ("Energetics"), and Human Resource Systems, Inc. ("HRSI"), and the unincorporated divisions of VSE, Value Systems Services ("VSS") and BAV. The company is engaged principally in providing engineering, testing, and management services to the U. S. Government (the "government") and software development to primarily government prime contractors. Two other VSE subsidiaries, VSE Corona, Inc. ("VCI") and VSE Services Corporation ("VSES"), have generally been inactive after 1992. Intercompany sales are principally at cost. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


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


Stockholders' Investment and Earnings Per Share

On April 17, 1996, VSE announced a two for one stock split in the form of a 100% stock dividend payable to stockholders of record as of May 15, 1996. The stock dividend was made on May 22, 1996. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.


Discontinued Operations

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand in cash and a $300 thousand promissory note for which principal is payable in monthly install-ments from January 1, 1997 through September 1, 2001. The transaction resulted in a pretax loss of approximately $300 thousand to VSE which was recorded in the first quarter.

The consolidated financial statements of the company have been reclassified to report separately the net assets and operating results of Schmoldt Engineering as discontinued operations pursuant to the provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Schmoldt Engineering operated in the oil and gas pipeline services business, providing its services to non U.S. government customers. The net losses of these operations from January 1, 1996 to February 7, 1996, are included in the consolidated state-ments of income under "Discontinued operations, net of tax: Income (loss) from operations." Revenues from such operations were $66 thousand for the period ended February 7, 1996, and

Notes to Consolidated Financial Statements


$1,278 thousand and $1,898 thousand for the years ended December 31, 1995 and 1994, respectively.


Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a component of stockholders' investment. Realized gains and losses are included in other income. Available-for-sale debt securities as of December 31, 1996 consisted of overnight repurchase agreements of $253 thousand secured by U. S. Government agency securities. Available-for-sale debt securities at December 31, 1995 consisted of commercial paper of $200 thousand. The estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant. Additionally, the company held available-for-sale marketable securities as of December 31, 1996 with a fair value of $20 thousand, consisting of publicly traded stock. The unrealized loss on these securities as of December 31, 1996 was $46 thousand and is presented as a separate component of stockholders' equity.


Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The company believes that concentrations of credit risk with respect to trade accounts receivable are limited as they are primarily U. S. Government receivables. The company believes that the fair market value of all financial instruments approximates book value.


Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three years ended
December 31, are presented below (in thousands):
                                                 1996        1995        1994
                                               -------     -------     -------
   Interest payments . . . . . . . . . . . .  $    447    $    107    $     44
   Income tax payments . . . . . . . . . . .       590         839       1,566


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

Notes to Consolidated Financial Statements


The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. In 1996, the company's indirect cost rates have been audited and approved for years 1995, 1994 and 1993 with no material changes. This resulted in a reduction of previously established reserves of $1,044 thousand for contract and audit disallowances related to those years. All audit years prior to 1996 have now been approved. In the opinion of management, the audit of 1996 will not result in material adjust-ments, if any, to the company's results of operations or financial position.

The company's software revenues result from sales of software licenses and post contract customer support. Revenue from the sale of licenses is recognized upon delivery of the software. Revenue from the support is recognized ratably over the period to which the support agreement relates.


Income Taxes

The company accounts for income taxes pursuant to provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes for financial statement purposes. Under SFAS No. 109, deferred tax assets and liabilities represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates.


Property and Equipment


Property and equipment (valued at cost) consisted of the following (in thousands):
                                                            1996        1995
                                                          -------     -------
    Computer systems equipment . . . . . . . . . . . . . $  7,600    $  6,704
    Furniture, fixtures, equipment, and other  . . . . .    4,760       4,366
    Leasehold improvements . . . . . . . . . . . . . . .    1,877       1,275
    Buildings  . . . . . . . . . . . . . . . . . . . . .      381         381
    Land and land improvements . . . . . . . . . . . . .      385         385
                                                          -------     -------
                                                           15,003      13,111
    Less accumulated depreciation  . . . . . . . . . . .   (9,858)     (9,074)
                                                          -------     -------
                                                         $  5,145    $  4,037
                                                          =======     =======

Depreciation and amortization expense for property and equipment was approximately $1.3 million for 1996 and $1 million for 1995 and 1994. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of four to six years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of all other property and equipment is provided principally by the double-declining method over periods of three to twenty years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years.


Capitalized Software Development Costs

The company capitalizes certain computer software development costs, primarily associated with CMstat upon the establishment of technological feasibility.

Notes to Consolidated Financial Statements


Costs capitalized include labor and associated fringe benefits. These costs are amortized utilizing the straight-line method over periods of two to four years. Accumulated amortization as of December 31, 1996 and 1995 was approximately $226 thousand and $79 thousand, respectively. Amortization expense for 1996, 1995 and 1994 was approximately $147 thousand, $51 thousand and $28 thousand, respectively.


Nonoperating Net Income

Nonoperating net income included in selling, general and administrative expenses, primarily interest income, was approximately $32 thousand, $79 thousand, and $126 thousand for the years ended December 31, 1996, 1995, and 1994, respectively.


Deferred Compensation Plans

Deferred compensation plan expense for the years ended December 31, 1996, 1995 and 1994 was approximately $141 thousand, $188 thousand and $125 thousand, respectively.

Included in other assets are assets of the deferred compensation plans which include equity securities recorded at fair value. The fair value of these securities was approximately $1,253 thousand and $940 thousand as of December 31, 1996 and 1995, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.


Changes in Accounting Principles

In 1995, the company elected an early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This adoption had no impact on the company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The expense recognition provision encouraged by SFAS No. 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. The company has determined that it will elect the disclosure-only alternative and accordingly the company will be required to disclose the pro forma net income and per share amounts in the notes to the consolidated financial statements using the fair-value based method.


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

On August 29, 1995 the company acquired all of the outstanding stock of Energetics for approximately $3.7 million. Energetics assists government and industry in conducting effective technology programs, primarily in the fields of energy use and the environment. The acquisition was accounted for by the pur-chase method of accounting. The results of Energetics' operations since August 29, 1995 are included in these consolidated financial statements. The company has recorded approximately $1.5 million of goodwill and $100 thousand of identifiable intangible assets. Goodwill is being amortized by the straight-line method over fifteen years. Identifiable intangible assets were amortized over one year.

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


(in thousands, except per share amounts)                   1995        1994
                                                       --------    --------
  Revenues  . . . . . . . . . . . . . . . . . . .     $  81,341   $  74,240
                                                       ========    ========

  Income from continuing operations . . . . . . .     $   1,980   $   1,727
                                                       ========    ========

  Income from continuing operations per share . .     $    1.14   $    1.00
                                                       ========    ========

(3)  Accounts Receivable


The components of accounts receivable as of December 31, 1996 and 1995, were as follows (in thousands):
                                                         1996       1995
                                                       -------    -------
  Billed  . . . . . . . . . . . . . . . . . . . .     $ 10,149   $ 10,057
  Unbilled:
  Retainages  . . . . . . . . . . . . . . . . . .          467        691
  Other (principally December work billed in
   January) . . . . . . . . . . . . . . . . . . .       23,251      5,485
  Less-Allowance for doubtful accounts  . . . . .         (160)      (160)
                                                       -------    -------
    Total accounts receivable                         $ 33,707   $ 16,073
                                                       =======    =======

The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of approximately $276 thousand as of December 31, 1996 and approximately $1.3 million as of December 31, 1995. "Unbilled: Other" also includes certain costs which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled: Other" were approximately $288 thousand and $328 thousand as of December 31, 1996, and 1995, respectively.

Contracts with the U. S. Government, primarily with the U. S. Department of Defense, accounted for more than 95% of revenues in all years presented. These contracts were performed primarily in the engineering services industry. One such contract with the U.S. Navy accounted for approximately 14% and 17% of such revenues in 1995 and 1994, respectively. A new contract awarded in 1995 with the U. S. Navy accounted for approximately 38% of such revenues in 1996.

Notes to Consolidated Financial Statements


The company generally expects to collect all accounts receivable other than retainages within one year. The carrying amount of the accounts receivable does not significantly differ from fair value.


(4)  Debt


Long-term debt as of December 31, 1996 and 1995 was as follows (in thousands):
                                                          1996       1995
                                                         ------      -----
  Revolving term loan borrowings and commitments . .    $12,629     $4,939
  Other debt . . . . . . . . . . . . . . . . . . . .         22         54
                                                         ------      -----
                                                         12,651      4,993
  Less portion due within one year . . . . . . . . .          0         (1)
                                                         ------      -----
                                                        $12,651     $4,992
                                                         ======      =====

VSE has a revolving term loan agreement (the "Loan") with a syndicate of three banks. Under the Loan, VSE can borrow up to $45 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or at an optional LIBOR-based rate, 7.86% and 8.5%, as of December 31, 1996 and 1995, respectively. A commitment fee is charged on the unused portion of the loan commitment. The interest rates and the amount of the commitment fee increase or decrease as VSE's leverage ratio increases or decreases. The Loan contains collateral requirements by which company assets are secured and restrictive covenants that include minimum tangible net worth and profitability requirements and a limit on annual dividends. The termination date of the Loan is May 31, 1998. Commitments above are for checks outstanding at December 31, 1996 and 1995 of approximately $7.7 million and $800 thousand, respectively. Additional funds available at December 31, 1996, under the Loan totaled approx-imately $32 million, subject to the borrowing base formula described above.

Other debt is related to debt acquired in the acquisitions of CMstat and Energetics.


(5)  Accrued Expenses


The components of accrued expenses as of December 31, 1996 and 1995, were as follows (in thousands):
                                                           1996          1995
                                                          -------       -------
     Accrued salaries  . . . . . . . . . . . . . . . .  $  1,710      $  1,456
     Accrued vacation  . . . . . . . . . . . . . . . .     1,417         1,434
     Estimated future losses on fixed price and
       time and material contracts . . . . . . . . . .       355           753
     Other accrued expenses  . . . . . . . . . . . . .     2,359         2,041
                                                         -------       -------
       Total accrued expenses                           $  5,841      $  5,684
                                                         =======       =======

(6)  ESOP/401(k) Plan and Profit Sharing Plan

VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, the company and certain of its subsidiaries make contributions into a trust which purchases VSE stock on behalf of employees who meet certain age and service requirements and are employed at the end of the plan year. Contribu-tions at the rate of up to 2% of eligible employee compensation may be made at the discretion of the board of directors. Contributions are allocated, subject to a vesting schedule, pro rata based on eligible employee compensation. The plan expense for

Notes to Consolidated Financial Statements


VSE and certain of its subsidiaries for 1996, 1995, and 1994, was approximately $328 thousand, $449 thousand, and $490 thousand, respectively.

The ESOP/401(k) plan owned 673,553 shares and 687,786 shares as of December 31, 1996 and 1995, respectively, which receive dividend payments and are included in the weighted average shares for earnings per share calculations.

During 1996, the company advanced the ESOP trust $350 thousand in connection with distributions made to terminees. The advance is payable to the company by September 30, 1997 unless extended by mutual agreement. The ESOP trust holds approximately 22 thousand unallocated shares of the company's common stock related to this transaction, which are not included in the weighted average shares for earnings per share calculations.

Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 1996 was approximately $460 thousand and from August 29, 1995 to December 31, 1995 the plan expense was approximately $28 thousand.


(7)  Stock Option Plan

The company's Stock Option Plan (the "Plan") was implemented in 1996. The company accounts for the Plan pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for the Plan been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                       1996
                                       -----

Net Income:            As reported    $1,742
                                       =====
                       Pro forma       1,643
                                       =====

Net Income per share:  As reported    $ 1.01
                                       =====
                       Pro forma         .95
                                       =====

Under the Plan, the company may grant options for and sell up to an aggregate of 218,958 shares of the common stock of the company. Through December 31, 1996 the company has granted options for 131,380 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors.


Information with respect to stock options is as follows:


Notes to Consolidated Financial Statements

                                              1996
                                    --------------------------
                                              Weighted Average
                                    Shares     Exercise Price
                                    -------   ----------------
Outstanding at beginning of year          0
Granted                             131,380         $13.64
Forfeited                             2,815         $13.64
                                    -------
Outstanding at end of year          128,565         $13.64
                                    =======

Exercisable at end of year           32,845         $13.64
                                    =======
Weighted average fair value of
  options granted                     $3.04
                                       ====


Notes to Consolidated Financial Statements


The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used in the pricing calculation: risk free interest rate of 5.14%; dividend yield of 2%; expected life of 3 years; and expected volatility of 29%.


(8)  Income Taxes

The company files consolidated federal income tax returns with all of its subsidiaries. The components of the provision for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                  1996       1995       1994
                                                  -----      -----      -----
  Current
     Federal . . . . . . . . . . . . . . . . . . $  408     $  508     $  926
     State . . . . . . . . . . . . . . . . . . .    106        115        228
                                                  -----      -----      -----
                                                    514        623      1,154
                                                  -----      -----      -----
  Deferred
     Federal . . . . . . . . . . . . . . . . . .    413        393       (142)
     State   . . . . . . . . . . . . . . . . . .     89         94        (70)
                                                  -----      -----      -----
     Provision for income taxes                  $1,016     $1,110     $  942
                                                  =====      =====      =====

The differences between the amounts of tax computed at the federal statutory rate of 34% and the provisions for income taxes for 1996, 1995, and 1994 are as follows (in thousands):
                                                  1996       1995       1994
                                                  -----      -----      -----
  Tax at statutory federal income tax rate . . . $1,007     $  969     $  846

  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .    124        138        125
     Permanent differences for tax . . . . . . .      3          3         (8)
     Federal and state tax rate adjustments  . .      0          0        (21)
     Other, net  . . . . . . . . . . . . . . . .   (118)         0          0
                                                  -----      -----      -----
     Provision for income taxes                  $1,016     $1,110     $  942
                                                  =====      =====      =====

The company's deferred tax (liabilities) assets as of December 31, 1996 and 1995, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):



Notes to Consolidated Financial Statements

                                                  1996        1995
                                                 ------      ------
     Current deferred tax assets   . . . . . . .$ 1,252     $ 1,876
     Current deferred tax liabilities  . . . . .   (817)     (1,066)
                                                 ------      ------
       Net current deferred tax assets . . . . .    435         810
                                                 ------      ------
     Noncurrent deferred tax assets  . . . . . .    855         833
     Noncurrent deferred tax liabilities . . . . (1,359)     (1,194)
     Valuation allowance . . . . . . . . . . . .    (50)        (50)
                                                 ------      ------
       Net noncurrent deferred tax
         liabilities   . . . . . . . . . . . . .   (554)       (411)
                                                 ------      ------
     Net deferred tax (liabilities) assets . . .$  (119)    $   399
                                                 ======      ======

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company has established such a valuation allowance for the deferred tax asset associated with certain real property because of the uncertainty that the deferred tax asset will be fully realized.

Notes to Consolidated Financial Statements


The tax effects of temporary differences representing deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows (in thousands):
                                                        1996            1995
                                                       ------          ------
   Deferred compensation . . . . . . . . . . . . . .  $ 1,024         $ 1,018
   Accrued expenses  . . . . . . . . . . . . . . . .      347             364
   Other . . . . . . . . . . . . . . . . . . . . . .      175             263
   Allowance for contract and other disallowances  .      108             488
   Bad debt expense  . . . . . . . . . . . . . . . .       65              65
   Retainages not taxed until billed.  . . . . . . .     (132)           (191)
   Accelerated depreciation  . . . . . . . . . . . .     (367)           (132)
   Deferred revenues . . . . . . . . . . . . . . . .     (640)           (684)
   Intangible assets . . . . . . . . . . . . . . . .     (649)           (742)
                                                       ------          ------
                                                          (69)            449
   Valuation allowance . . . . . . . . . . . . . . .      (50)            (50)
                                                       ------          ------
   Net deferred tax (liabilities) assets              $  (119)        $   399
                                                       ======          ======

(9)  Commitments and Contingencies

Leases

The principal facilities of the company and its subsidiaries are generally rented under noncancelable operating leases for periods of one to ten years. The company and its subsidiaries also lease furniture and equipment generally under noncancelable operating leases for periods of one to five years. Rent expense for 1996, 1995, and 1994, was approximately $2.9 million, $2.2 million, and $2.0 million, respectively, which was net of sublease income of approx-imately $425 thousand, $272 thousand, and $331 thousand, respectively. The future minimum annual rental required under leases having remaining non-cancelable lease terms in excess of one year, net of noncancelable sublease income, will approximate $2.1 million in 1997, $2.2 million in 1998, $1.8 million in 1999, $1.9 million in 2000, $1.4 million in 2001 and $1.3 million thereafter.

Note Guarantee

The company is a guarantor of an Industrial Development Revenue Note assumed by Alexandria Tech Center II/Starr Associates, a Virginia general partnership of which Starr Management Corporation, a former VSE subsidiary ("Starr"), is a 50% partner. As of December 31, 1996, the outstanding principal of the note was $2.4 million. The note evidences loan proceeds that were used to finance the con-

Notes to Consolidated Financial Statements


struction of an office building owned by the partnership for a period of ten years and has a one year lease for an additional 16% of the building. The ten year lease period expires in July 1997.

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

Selected Quarterly Data


Selected Quarterly Data (Unaudited)
(in thousands, except earnings per share)


                                                      1996 Quarters
                                             ---------------------------------
                                              1st      2nd      3rd      4th
                                             ------   ------   ------   ------
Revenues . . . . . . . . . . . . . . . . .  $19,638  $24,476  $29,664  $46,309
                                             ======   ======   ======   ======
Gross profit . . . . . . . . . . . . . . .  $ 1,154  $   838  $   892  $ 1,069
                                             ======   ======   ======   ======
Income from continuing operations  . . . .  $   468  $   467  $   478  $   533
                                             ======   ======   ======   ======
Loss from discontinued operations  . . . .  $  (204) $     0  $     0  $     0
                                             ======   ======   ======   ======
Net income . . . . . . . . . . . . . . . .  $   264  $   467  $   478  $   533
                                             ======   ======   ======   ======
Weighted average shares outstanding  . . .    1,738    1,738    1,738    1,716
                                             ======   ======   ======   ======
Earnings per share:

Income from continuing operations  . . . .  $   .27  $   .27  $   .27  $   .31
                                             ======   ======   ======   ======
Loss from discontinued operations  . . . .  $  (.11) $     0  $     0  $     0
                                             ======   ======   ======   ======
Net income per share . . . . . . . . . . .  $   .16  $   .27  $   .27  $   .31
                                             ======   ======   ======   ======



                                                      1995 Quarters
                                             ---------------------------------
                                               1st      2nd      3rd      4th
                                             ------   ------   ------   ------
Revenues . . . . . . . . . . . . . . . . .  $15,944  $16,866  $20,892  $20,088
                                             ======   ======   ======   ======
Gross profit   . . . . . . . . . . . . . .  $   800  $   360  $ 1,519  $   523
                                             ======   ======   ======   ======
Income from continuing operations  . . . .  $   458  $   333  $   508  $   439
                                             ======   ======   ======   ======
Income (loss) from discontinued operations  $   (44) $   (36) $   (49) $    37
                                             ======   ======   ======   ======
Net income . . . . . . . . . . . . . . . .  $   414  $   297  $   459  $   476
                                             ======   ======   ======   ======
Weighted average shares outstanding  . . .    1,726    1,726    1,738    1,738
                                             ======   ======   ======   ======
Earnings per share:

Income from continuing operations  . . . .  $   .26  $   .20  $   .29  $   .25
                                             ======   ======   ======   ======
Income (loss) from discontinued operations  $  (.02) $  (.03) $  (.02) $   .02
                                             ======   ======   ======   ======
Net income per share . . . . . . . . . . .  $   .24  $   .17  $   .27  $   .27
                                             ======   ======   ======   ======


Form 10-K


Securities and Exchange Commission
Washington, D. C.  20509

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1996
Commission File No. 0-3676

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

The aggregate market value (average of high and low sales prices) of VSE Corporation voting stock held by non-affiliates as of March 1, 1997, was approximately $11 million.

As of March 1, 1997, 1,738,334 shares of VSE Corporation Common Stock were outstanding.

Portions of the Registrant's 1996 Annual Report to stockholders for the year ended December 31, 1996, are incorporated by reference into Part I and II of this report.


Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 10, 1997, are incorporated by reference in Part III of the Form 10-K.


Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSE Corporation
Registrant
C. S. Weber, Senior Vice President, Secretary and Treasurer
March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 31, 1997, by the following persons in the capacities indicated:

D. M. Ervine
Chairman and Chief Executive Officer

R. B. McFarland
President and Chief Operating Officer

C. S. Weber
Senior Vice President and Principal
Financial Officer

T. J. Corridon
Senior Vice President and Principal
Accounting Officer

A majority of the Directors of the Registrant whose names appear on page
42.

Form 10K Cross-Reference Index
Part   Item                                                             Page(s)
-------------------------------------------------------------------------------

I.        1.     Business                                                 12-17
          2.     Properties                                                6-10
          3.     Legal Proceedings                                          37
          4.     Submission of Matters to a Vote of Security Holders      None
          -      Executive Officers of the Registrant                       23
II.       5.     Market for Registrant's Common Stock and Related
                 Stockholder Matters                                        23
          6.     Selected Financial Data                                    1
          7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      18-22
          8.     Financial Statements and Supplementary Data              25-37
          9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        None
III.      10.    Directors and Executive Officers of the Registrant        *
          11.    Executive Compensation                                    *
          12.    Security Ownership of Certain Beneficial Owners
                   and Management                                          *
          13.    Certain Relationships and Related Transactions            *
IV.       14.    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K
                         (a) (1) Financial Statements:
                         Report of Independent Public Accountants           24
                         Consolidated Balance Sheets                        25
                         Consolidated Statements of Income                  26
                         Consolidated Statements of Stockholder's
                           Investments                                      27
                         Consolidated Statements of Cash Flows              28
                         Notes to Consolidated Financial Statements       29-37
                 (a) (2) Financial Statement Schedules:
                         Schedule II Valuation and Qualifying Accounts     +
                 (a) (3) Exhibits:
                         Exhibits Filed with the Report:
                           Subsidiaries of the Registrant                  +
                      Employment Agreement entered into as of
                        January 1, 1996, by and between VSE
                        Corporation and Donald M. Ervine                   +
                           Employment Agreement entered into as of
                        January 1, 1996, by and between VSE
                             Corporation and Richard B. McFarland          +
                           Restated Certificate of Incorporation           +
                           Amended By-Laws                                 +
                         Exhibits Incorporated by Reference:
                           Specimen Stock Certificate                      +
                           Exchange Agreement dated as of March 25, 1992,
                             amended as of September 1, 1992, by and between VSE Corporation and JBT Holding Corp., et al. +
                           Deferred Supplemental Compensation Plan         +
                           Stock Purchase Agreement dated August 19, 1995
                             by and between VSE Corporation and the share-
                             holders of Energetics Incorporated            +
                 (b)     Reports on Form 8-K: None




*The information required by Part III, Items 10 through 13, is incorporated by reference from portions of the VSE Corporation Notice of 1997 Annual Meeting and Proxy Statement.

+Copies of financial statement schedules and exhibits are available on request.

Officers and Directors


Officers

Chairman of the Board
 and Chief Executive Officer
  Donald M. Ervine

President and
 Chief Operating Officer
  Richard B. McFarland

Executive Vice President,
 Business Development
  Byron S. Bartholomew

Senior Vice President,
Chief Financial Officer,
 Secretary and Treasurer
  Craig S. Weber

Senior Vice President and
 Comptroller
  Thomas J. Corridon

Senior Vice Presidents
  Edward V. Karl
  James M. Knowlton
  Mark A. Robin
  Jayne M. Tuohig

Vice Presidents
  William R. Albertolli
  Francis F. Beverina
  Peter J. Desrosiers
  Michael E. Hamerly
  John S. Gilroy
  H. Eugene Hosier
  William J. Nelson
  Thomas L. Prather, Jr.
  Paul Vander Myde
  John J. Werbowski

Assistant Vice Presidents
  Bryan E. Adams
  Stephen W. Austin
  Deborah R. Blakeman
  Lester M. Buckner
  James C. Cheney
  Leonard Goldstein
  Thomas R. Loftus
  Jeffrey H. McCurdy
  George M. Musick
  M. Darleen Stein




Board of Directors

  Donald M. Ervine
    Chairman of the Board, VSE
    Corporation

  Robert J. Kelly
    Admiral, U.S. Navy (Ret.);
    Director of International
    Operations, The Wing Group

  Calvin S. Koonce, Ph.D.
    President, Koonce Securities,
    Inc.

  Joseph M. Marchello, P.E., Ph.D.
    Professor, Old Dominion
    University; formerly Chancellor
    of the University of Missouri
    Rolla

  Richard B. McFarland
    President, VSE Corporation

  David M. Osnos
    Senior Partner,
    Arent Fox Kintner Plotkin &
    Kahn, Attorneys-at-Law

  Jimmy D. Ross
    General, U.S. Army (Ret.);
    Senior Vice President,
    Biomedical Services, American
    Red Cross

  Bonnie K. Wachtel
    Vice President and General
    Counsel, Wachtel & Co., Inc.
    Brokers and Underwriters



Director Emeritus

  Harold P. Weinberg
    Consultant; formerly Senior
    Vice President and Director
    (1961-1995), VSE Corporation