Form 10-Q
period 1997-03-31
VSE CORP
filed 1997-05-15
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1997           Commission File Number:  0-3676


                              VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Number of shares of Common Stock outstanding as of May 1, 1997: 1,738,334.


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
<CAPTION)

                                                       March 31,  December 31,
                                                          1997        1996
                                                       --------    --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    382    $    453
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . .     29,767      33,707
  Deferred tax assets  . . . . . . . . . . . . . . .         13         435
  Other current assets . . . . . . . . . . . . . . .      3,171       1,916
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     33,333      36,511

Property and equipment, net  . . . . . . . . . . . .      5,244       5,145
Capitalized software development costs, net  . . . .        927         966
Intangible assets, net . . . . . . . . . . . . . . .      3,325       3,409
Other assets . . . . . . . . . . . . . . . . . . . .      2,562       2,310
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 45,391    $ 48,341
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . .   $  9,889    $ 13,508
  Accrued expenses   . . . . . . . . . . . . . . . .      6,249       5,841
  Dividends payable  . . . . . . . . . . . . . . . .         78          78
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     16,216      19,427

Long-term debt . . . . . . . . . . . . . . . . . . .     13,292      12,651
Deferred tax liabilities . . . . . . . . . . . . . .        536         554
Deferred compensation  . . . . . . . . . . . . . . .      1,107       1,114
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     31,151      33,746
                                                       --------    --------

Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 3,908,088 shares  . . .        195         195
  Paid-in surplus  . . . . . . . . . . . . . . . . .      8,241       8,241
  Retained earnings  . . . . . . . . . . . . . . . .     22,485      22,840
  ESOP obligation  . . . . . . . . . . . . . . . . .       (350)       (350)
  Unrealized loss on available-for-sale security . .        (46)        (46)
  Treasury stock, at cost (2,169,754 shares) . . . .    (16,285)    (16,285)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     14,240      14,595
                                                       --------    --------

    Total liabilities and stockholders' investment .   $ 45,391    $ 48,341
                                                       ========    ========


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income          For the three months ended March 31,
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             1997      1996
                                                             ----      ----
Revenues, principally from contracts  . . . . . . . . .  $  47,494  $  19,638

Costs and expenses of contracts . . . . . . . . . . . .     47,352     18,484
                                                         ---------  ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . .        142      1,154

Selling, general and administrative expenses  . . . . .        480        197

Interest expense  . . . . . . . . . . . . . . . . . . .        146        142
                                                         ---------  ---------
Pretax income (loss) from continuing operations . . . .       (484)       815

Provision (benefit) for income taxes  . . . . . . . . .       (207)       347
                                                         ---------  ---------
Income (loss) from continuing operations  . . . . . . .       (277)       468

Discontinued operations, net of tax:

  Loss from operations (net of tax benefit of
    $14 in 1996)  . . . . . . . . . . . . . . . . . . .          0        (25)

  Loss on disposal (net of tax benefit of $118) . . . .          0       (179)
                                                         ---------  ---------
Net income (loss)   . . . . . . . . . . . . . . . . . .  $    (277) $     264
                                                         =========  =========

Earnings per common share, based on weighted
  average shares outstanding:
  Income (loss) from continuing operations  . . . . . .  $    (.16) $     .27
  Loss from discontinued operations . . . . . . . . . .          0       (.12)
                                                         ---------  ---------
  Net income (loss) . . . . . . . . . . . . . . . . . .  $    (.16) $     .15
                                                         =========  =========

Weighted average shares outstanding                      1,716,459  1,738,334
                                                         =========  =========


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------------------------
(in thousands)
                                                                                       Unrealized
                                                                                         Loss on
                                                                                       Available-
                              Common Stock   Paid-In  Retained   Treasury     ESOP      for-Sale-
                            Shares   Amount  Surplus  Earnings     Stock   Obligation  Securities
                            ------   ------  -------  --------  --------   ----------  ----------
Balance at
  December 31, 1995 . . .    1,954    $ 98    $8,338   $21,402  $(16,285)     $   0       $  0

Net income
  for the year  . . . . .       --      --        --     1,742        --         --         --

ESOP obligation . . . . .       --      --        --        --        --       (350)        --

Stock split effected in
  the form of a 100%
  stock dividend  . . . .    1,954      97       (97)       --        --         --         --

Unrealized loss
  on marketable
  securities  . . . . . .       --      --        --        --        --         --        (46)

Dividends declared
  ($.1725)  . . . . . . .       --      --        --      (304)       --         --         --
                             -----    ----    ------   -------   -------      -----       ----
Balance at
  December 31, 1996 . . .    3,908     195     8,241    22,840   (16,285)      (350)       (46)

Net loss
  for the period  . . . .       --      --        --      (277)       --         --         --

Dividends declared
  ($.045) . . . . . . . .       --      --        --       (78)       --         --         --
                             -----    ----    ------   -------   -------      -----       ----
Balance at
  March 31, 1997  . . . .    3,908    $195    $8,241   $22,485  $(16,285)     $(350)      $(46)
                             =====    ====    ======   =======  ========      =====       ====


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows    For the three months ended March 31,
------------------------------------------------------------------------------
(in thousands)

                                                                1997     1996
                                                             -------   -------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . .  $  (277)  $   264
 Adjustments to reconcile net income to net cash
   provided by continuing operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      489       342
    Discontinued operations . . . . . . . . . . . . . . . .        0       204
    Deferred compensation plan expense  . . . . . . . . . .        0        30
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .    3,940    (1,515)
      Other current assets and noncurrent assets  . . . . .   (1,423)     (762)
      Deferred taxes, net   . . . . . . . . . . . . . . . .      404       307
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .   (3,567)      335
      Accrued expenses. . . . . . . . . . . . . . . . . . .      408      (131)
                                                             -------   -------
        Net cash used in continuing operations  . . . . . .      (26)     (926)
        Net cash used in discontinued operations  . . . . .        0       (25)
                                                             -------   -------
          Net cash used in operating activities                  (26)     (951)
                                                             -------   -------

Cash flows from investing activities:
  Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . .     (455)     (520)
  Capitalized software development costs  . . . . . . . . .      (94)        0
  Net payments of deferred compensation . . . . . . . . . .      (59)        0
  Net proceeds from sale of Schmoldt Engineering  . . . . .        0       100
  Change in net assets of discontinued operations . . . . .        0       440
                                                             -------   -------
   Net cash (used in) provided by investing activities          (608)       20
                                                             -------   -------

Cash flows from financing activities:
  Net proceeds from revolving term loan . . . . . . . . . .      641     1,306
  Cash dividends paid . . . . . . . . . . . . . . . . . . .      (78)      (74)
                                                             -------   -------
    Net cash provided by financing activities                    563     1,232
                                                             -------   -------

Net increase (decrease) in cash and cash equivalents  . . .      (71)      301
  Cash and cash equivalents at beginning of period  . . . .      453       601
                                                             -------   -------
  Cash and cash equivalents at end of period  . . . . . . .  $   382   $   902
                                                             =======   =======

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consoli-dated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1996.


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


Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") which supersedes Accounting Principles Board Opinion No. 15. FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. The objective of FAS 128 is to simplify the computation of EPS and to make the U. S. Standard for com-puting EPS more compatible with international EPS computations. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The company will be required to adopt FAS 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the company's EPS.


Litigation

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of manage-ment, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The following table sets forth certain items including consolidated revenues, pretax income and net income, and the amount of changes of such items for the three month periods ended March 31, 1997 and 1996 (in thousands).
                                                                     1997
                                                                   Compared
                                                                      to
                                                 1997      1996      1996
                                               -------   -------   -------
Revenues from continuing operations  . . . .   $47,494   $19,638   $27,856
                                               =======   =======   =======
Pretax income (loss) from continuing
  operations . . . . . . . . . . . . . . . .   $  (484)  $   815   $(1,299)
Provision (benefit) for income taxes . . . .      (207)      347      (554)
                                               -------   -------   -------
Income (loss)  from continuing
  operations . . . . . . . . . . . . . . . .      (277)      468      (745)
(Loss) from discontinued operations,
 net of taxes. . . . . . . . . . . . . . . .         0      (204)      204
                                               -------   -------   -------
Net income (loss)  . . . . . . . . . . . . .   $  (277)  $   264   $  (541)
                                               =======   =======   =======

RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of continuing operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), CMstat Corporation ("CMstat"), Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), and Value Systems Services Division ("VSS") and BAV Division ("BAV"), unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U. S. Government (the "government"). Two other VSE subsidiaries, VSE Corona, Inc. ("VCI") and VSE Services Corporation ("VSES") have generally been inactive since 1992. Inter-company sales are principally at cost. All significant intercompany transac-tions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.

Revenues for the three month period ended March 31, 1997 increased by approximately 142% compared to the same period of 1996. The increase in revenues is primarily due to an increase in work performed by BAV in 1997.
See the discussion about the "BAV Contract" below. The level of revenues generated by the BAV Contract will vary depending on the timing of ship trans-fers and associated support services ordered by foreign governments. The level of BAV contract revenues experienced during this period is not necessarily indicative of the levels to be expected every three month period.

The company had a net loss from continuing operations for the three month period ended March 31, 1997 of approximately $277 thousand as compared to net income from continuing operations of approximately $468 thousand for the same period of 1996. The loss was due almost entirely to the pretax operating loss of approximately $1.6 million experienced by CMstat during this period. CMstat experienced diminished revenues due to lower software sales and higher operating costs incurred in anticipation of future revenue growth. Cost reduction efforts have been implemented to reduce CMstat's operating cost levels and management believes that future CMstat sales will return to a level commensurate with operating expenses. The company's loss from continuing operations was partially offset by profits generated by the company's other businesses.

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

Substantially all of the company's revenues from operations depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1997 and 1996 the company did not experience any termination of contracts for the convenience of the Government or any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position.

The company expects that it will experience significant fluctuations in quar-terly operating results due largely to the nature of CMstat's business.
CMstat's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organiza-tion, the timing of new product introductions and product enhancements by CMstat and its competitors, the mix of products and services sold, the activ-ities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. CMstat's opera-ting results could also be affected by general economic conditions. In addi-tion, the decision to license and implement an enterprise-level business soft-ware system is usually discretionary, involves a significant commitment of customer resources and is subject to delays, and to budget cycles and internal authorization procedures of CMstat's customers. The loss or delay of individual orders could have a significant impact on CMstat's operating results, particu-larly on a quarterly basis. Furthermore, while CMstat's revenue from license fees is difficult to predict because of the length and variability of CMstat's sales cycles, CMstat's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transac-tions could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenue, the Company's operating results could be materially and adversely affected.

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

As a result of these and other factors, the company's operating results for any quarter are subject to significant variation, and the company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that the company's future quarterly operating results from time to time may not be consistent with 1996 quarterly results.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


BAV Contract. VSE's BAV Division provides services under a U. S. Navy contract for engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Work on this contract accounted for approximately 60% of consolidated revenues for the three month period ended March 31, 1997 and approximately 9% of consolidated revenues for the three month period ended March 31, 1996. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005.


Discontinued Operation

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand in cash and a $300 thousand promissory note for which principal and interest is payable in installments between March 1, 1996 and September 1, 2001. The transaction resulted in a net loss of approximately $200 thousand to VSE.


Liquidity and Capital Resources

A net decrease in cash and cash equivalents of approximately $71 thousand during the three month period ended March 31, 1997 resulted from approximately $608 thousand used in investing activities, approximately $563 thousand provided by financing activities, and approximately $26 thousand used in operating activities. Significant investing activities included approximately $455 thousand associated with the purchase of property and equipment. Significant financing activities included increased borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $641 thousand. Significant operating activities affecting cash flows included the operating loss in CMstat and fluctuations in BAV contract activity that resulted in cash used to decrease accounts payable, which was offset partially by cash provided by decreased accounts receivable.

A net increase in cash and cash equivalents of approximately $301 thousand during the three month period ending March 31, 1996 resulted from approximately $1.2 million provided by financing activities, approximately $951 thousand used in operating activities, and approximately $20 thousand provided by investing activities. Significant financing activities included increased borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $1.3 million. Significant investing activities included approximately $520 thousand used to purchase property and equipment, which was offset by $100 thousand cash and $400 thousand change in net assets provided by the divestiture of Schmoldt Engineering.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, and to pay cash dividends. Performance of work under the BAV contract has increased the company's requirements for cash, however, management believes that the cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which are primarily from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems. Working capital is also affected by (a) contract retain-ages, (b) start-up and termination costs associated with new or complete contracts, (c)

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


capital equipment requirements, and (d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company.

Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving payment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing require-for working capital.

Quarterly cash dividends at the rate of $.045 per share were declared during the three month period ended March 31, 1997. Pursuant to its bank loan agree-ment, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimburs-able at cost.

VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.


Forward Looking Statements

This contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Form 10-K), including the discussions captioned "Future Plans"; "Backlog" and "Competition and Risks"; and "Income from Continuing Operations Before Income Taxes" contained respectively in VSE's "Letter to Stockholders"; "Description of Business"; and "Management Discussion and Analysis" in the VSE Corporation 1996 Annual Report incorporated by refer-ence and attached to VSE's Form 10-K filing.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

           (11) Statement regarding computation of per share earnings. Reference is made to the "Consolidated Statements of Income" included in Part I of this Form 10-Q on the computation of per share earnings.

       (b)  Reports on Form 8-K.

          No current reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1997.

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

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  May 15, 1997                      -------------------------------------
                                         C. S. Weber, Senior Vice President,
                                                Secretary and Treasurer
                                             (Principal Financial Officer)


                                         /s/ T. J. CORRIDON
Date:  May 15, 1997                      -------------------------------------
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