Form 10-Q
period 1997-06-30
VSE CORP
filed 1997-08-14
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997         Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Number of shares of Common Stock outstanding as of August 1, 1997: 1,732,334.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                       June 30,  December 31,
                                                         1997        1996
                                                       --------    --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    302    $    453
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . .     24,771      33,707
  Deferred tax assets  . . . . . . . . . . . . . . .        493         435
  Other current assets . . . . . . . . . . . . . . .      2,484       1,916
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     28,050      36,511

Property and equipment, net  . . . . . . . . . . . .      5,769       5,145
Capitalized software development costs, net  . . . .        902         966
Intangible assets, net . . . . . . . . . . . . . . .      3,240       3,409
Other assets . . . . . . . . . . . . . . . . . . . .      2,656       2,310
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 40,617    $ 48,341
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . .   $  7,070    $ 13,508
  Accrued expenses   . . . . . . . . . . . . . . . .      6,038       5,841
  Dividends payable  . . . . . . . . . . . . . . . .         78          78
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     13,186      19,427

Long-term debt . . . . . . . . . . . . . . . . . . .     12,170      12,651
Deferred tax liabilities . . . . . . . . . . . . . .        384         554
Deferred compensation  . . . . . . . . . . . . . . .      1,271       1,114
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     27,011      33,746
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 3,908,088 shares  . . .        195         195
  Paid-in surplus  . . . . . . . . . . . . . . . . .      8,241       8,241
  Retained earnings  . . . . . . . . . . . . . . . .     22,251      22,840
  ESOP obligation  . . . . . . . . . . . . . . . . .       (680)       (350)
  Unrealized loss on available-for-sale security . .        (46)        (46)
  Treasury stock, at cost (2,175,754 in 1997 and
     2,169,754 shares in 1996) . . . . . . . . . . .    (16,355)    (16,285)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     13,606      14,595
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 40,617    $ 48,341
                                                       ========    ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income   For the three and six months ended June 30,
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                              1997                 1996
                                        -----------------     -----------------
                                        Three      Six        Three      Six
                                        Months     Months     Months     Months
                                        ------     ------     ------     ------
Revenues, principally from
  contracts  . . . . . . . . . . . .  $  32,170  $  79,664  $  24,476  $  44,114

Costs and expenses of contracts  . .     32,159     79,511     23,638     42,122
                                      ---------  ---------  ---------  ---------
Gross profit . . . . . . . . . . . .         11        153        838      1,992

Selling, general and administrative
  expenses . . . . . . . . . . . . .        150        630        (38)       159

Interest expense . . . . . . . . . .        131        277         97        239
                                      ---------  ---------  ---------  ---------
Pretax income (loss) from continuing
  operations . . . . . . . . . . . .       (270)      (754)       779      1,594

Provision (benefit) for income
  taxes  . . . . . . . . . . . . . .       (114)      (321)       312        659
                                      ---------  ---------  ---------  ---------
Income (loss) from continuing
  operations . . . . . . . . . . . .       (156)      (433)       467        935

Discontinued operations, net of tax:

  Loss from operations (net of tax
    benefit of
    $14 in 1996) . . . . . . . . . .          0          0          0        (25)
  Loss on disposal (net of tax
    benefit of $118) . . . . . . . .          0          0          0       (179)
                                      ---------  ---------  ---------  ---------

  Net income (loss)  . . . . . . . .  $    (156) $    (433) $     467  $     731
                                      =========  =========  =========  =========

Earnings per common share, based on
  weighted average shares outstanding:

  Income (loss) from continuing
    operations . . . . . . . . . . .  $    (.09) $    (.25) $     .27  $     .54
  Loss from discontinued
    operations . . . . . . . . . . .          0          0          0       (.12)
                                      ---------  ---------  ---------  ---------
  Net income (loss) . . . . . . . .   $    (.09) $    (.25) $     .27  $     .42
                                      =========  =========  =========  =========

Weighted average shares outstanding   1,697,368  1,705,550  1,738,334  1,738,334
                                      =========  =========  =========  =========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------------------------
(in thousands)
                                                                                       Unrealized
                                                                                         Loss on
                                                                                       Available-
                              Common Stock   Paid-In  Retained   Treasury     ESOP      for-Sale-
                            Shares   Amount  Surplus  Earnings     Stock   Obligation  Securities
                            ------   ------  -------  --------  --------   ----------  ----------
Balance at
  December 31, 1995 . . .    1,954    $ 98    $8,338   $21,402  $(16,285)     $   0       $  0

Net income
  for the year  . . . . .       --      --        --     1,742        --         --         --

ESOP obligation . . . . .       --      --        --        --        --       (350)        --

Stock split effected in
  the form of a 100%
  stock dividend  . . . .    1,954      97       (97)       --        --         --         --

Unrealized loss
  on marketable
  securities  . . . . . .       --      --        --        --        --         --        (46)

Dividends declared
  ($.1725)  . . . . . . .       --      --        --      (304)       --         --         --
                             -----    ----    ------   -------  --------      -----       ----
Balance at
  December 31, 1996 . . .    3,908     195     8,241    22,840   (16,285)      (350)       (46)

Net loss
  for the period  . . . .       --      --        --      (433)       --         --         --

Purchase of Treasury
  Stock . . . . . . . . .       --      --        --        --       (70)        --         --

ESOP obligation . . . . .       --      --        --        --        --       (330)        --

Dividends declared
  ($.045) . . . . . . . .       --      --        --      (156)       --         --         --
                             -----    ----    ------   -------  --------      -----       ----
Balance at
  June 30, 1997 . . . . .    3,908    $195    $8,241   $22,251  $(16,355)     $(680)      $(46)
                             =====    ====    ======   =======  ========      =====       ====

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows       For the six months ended June 30,
-----------------------------------------------------------------------------
(in thousands)

                                                                1997     1996
                                                             -------   ------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . .  $  (433)  $  731
 Adjustments to reconcile net income to net cash
   provided by continuing operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      993      630
    Discontinued operations . . . . . . . . . . . . . . . .        0      204
    Deferred compensation plan expense  . . . . . . . . . .      119      102
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .    8,936   (6,356)
      Other current assets and noncurrent assets  . . . . .     (745)    (171)
      Deferred taxes, net   . . . . . . . . . . . . . . . .     (228)     (69)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .   (6,400)     974
      Accrued expenses. . . . . . . . . . . . . . . . . . .      197      352
                                                             -------   ------
        Net cash used in continuing operations  . . . . . .    2,439   (3,603)
        Net cash used in discontinued operations  . . . . .        0      (25)
                                                             -------   ------
          Net cash provided by (used in)
            operating activities                               2,439   (3,628)
                                                             -------   ------
Cash flows from investing activities:
  Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . .   (1,352)    (796)
  Capitalized software development costs  . . . . . . . . .     (201)       0
  Net proceeds from sale of Schmoldt Engineering  . . . . .        0      100
  Change in net assets of discontinued operations . . . . .        0      439
                                                             -------   ------
   Net cash (used in) investing activities                    (1,553)    (257)
                                                             -------   ------

Cash flows from financing activities:
  Net payments of revolving term loan . . . . . . . . . . .     (481)   3,763
  Advance to ESOP . . . . . . . . . . . . . . . . . . . . .     (330)       0
  Purchase of treasury stock  . . . . . . . . . . . . . . .      (70)       0
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (156)    (148)
                                                             -------   ------
    Net cash (used in) provided by financing activities       (1,037)   3,615
                                                             -------   ------

Net (decrease) in cash and cash equivalents . . . . . . . .     (151)    (270)
  Cash and cash equivalents at beginning of period  . . . .      453      601
                                                             -------   ------
  Cash and cash equivalents at end of period  . . . . . . .  $   302  $   331
                                                             =======  =======

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1996.


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


Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires a company to report comprehensive income and its components in a full set of general-purpose financial statements. The company is required to adopt the provisions of the standard during the first quarter of 1998, and when adopted, will require reclassification of prior years' financial statements. There will be no material difference between comprehensive income and historical net income reported by the company.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128") which supersedes Accounting Principles Board Opinion No. 15. FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. The objective of FAS 128 is to simplify the computation of EPS and to make the U. S. Standard for computing EPS more compatible with international EPS computations. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The company will be required to adopt FAS 128 in the fourth quarter of 1997 and does not expect the adoption to have a material impact on the company's EPS.


Litigation

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.

                                      -6-
PAGE

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Debt

Long-term debt as of June 30, 1997 and December 31, 1996 was as follows (in thousands):


                                                        1997        1996
                                                      -------     -------

Revolving term loan borrowings and commitments . .    $12,156     $12,629
Other debt . . . . . . . . . . . . . . . . . . . .         14          22
                                                      -------     -------
                                                      $12,170     $12,651
                                                      =======     =======

At June 30, 1997, VSE had a revolving term loan agreement (the "Loan") with a syndicate of three banks. Under the Loan, VSE could borrow up to $45 million, subject to a borrowing formula based on billed receivables. The Loan contained collateral requirements by which company assets were secured and restrictive covenants that included minimum tangible net worth and profitability require-ments and a limit on annual dividends. The company was in default of certain of the loan covenants as of June 30, 1997. In July, 1997 the company and its lending banks signed an amended loan agreement (the "Amended Loan") which was intended to cure the covenant defaults associated with the existing loan, to include a term loan portion of debt in addition to the revolving loan debt, and to make certain other changes to the lending agreement. Under the revolving loan portion of the Amended Loan, VSE can borrow up to $30 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or an optional LIBOR-based rate, 8.5% and 7.9%, respectively, as of June 30, 1997. A commitment fee is charged on the unused portion of the revolving loan commitment. The termination date of the revolving loan is May 31, 1999. Under the term loan portion of the Amended Loan, VSE converted
$4 million of existing revolving loan debt to a term loan payable over four years. Interest is charged at a LIBOR-based rate 1% higher than the LIBOR-based rate charged on the revolving loan. Principal payments are due in monthly installments beginning in August 1998 through July 2001. The Amended Loan contains collateral requirements by which company assets are secured and restrictive covenants that include minimum tangible net worth and cash flow requirements and a limit on annual dividends, and limits on advances to affiliates.

Commitments are for checks outstanding at June 30, 1997 and December 31, 1996 of approximately $2 million and $7.7 million, respectively.

Other debt is related to debt acquired in the acquisition of CMstat.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The following table sets forth certain items including consolidated revenues, pretax income and net income, and the amount of changes of such items for the three and six month periods ended June 30, 1997 and 1996 (in thousands).
                                                                  1997
                                                                Compared
                                                                   to
                                                                  1996
                           Three Months       Six Months     ---------------
                           Ended June 30,     Ended June 30, Three    Six
                           1997     1996     1997     1996   Months   Months
                         -------  -------  -------  -------  ------   ------
Revenues from con-
 tinuing operations . .  $32,170  $24,476  $79,664  $44,114  $ 7,694  $35,550
                         =======  =======  =======  =======  =======  =======
Pretax income (loss)
 from continuing
 operations . . . . . .  $  (270) $   779  $  (754) $ 1,594  $(1,049) $(2,348)
Provision (benefit) for
 income taxes . . . . .     (114)     312     (321)     659     (426)    (980)
                         -------  -------  -------  -------  -------  -------
Income (loss)  from
 continuing operations.     (156)     467     (433)     935     (623)  (1,368)
(Loss) from discontinu-
 ed operations, net
 of taxes . . . . . . .        0        0        0     (204)       0      204
                         -------  -------  -------  -------  -------  -------
Net income (loss) . . .  $  (156) $   467  $  (433) $   731  $  (623) $(1,164)
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

Revenues for the three and six month periods ended June 30, 1997 increased by approximately 31% and 81%, respectively, compared to the same periods of 1996. The increase in revenues is primarily due to an increase in work performed by BAV in 1997. See the discussion about the "BAV Contract" below. The level of revenues generated by the BAV Contract will vary depending on the timing of ship transfers and associated support services ordered by foreign governments. The level of BAV contract revenues experienced during these periods is not necessarily indicative of the levels to be expected every period.

The company had a net loss from continuing operations for the three and six month periods ended June 30, 1997 of approximately $156 thousand and $433 thousand, respectively, as compared to net income from continuing operations of approximately $467 thousand and $935 thousand, respectively, for the same periods in 1996. The losses were due almost entirely to the pretax operating loss experienced by CMstat of approximately $1.3 million during the three month period and approximately $2.9 million during the six month period ended June 30, 1997. CMstat's loss for these periods was primarily attributable to the failure to consummate several large contracts and the higher operating costs incurred in

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


anticipation of such prospective large contracts. CMstat's business continues to consist of large contracts with long sales cycles. Cost reduction efforts have been implemented to reduce CMstat's operating cost levels and management believes that future CMstat sales will return to a level commensurate with operating expenses. The company's loss from continuing operations was partially offset by profits generated by the company's other businesses.

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

The company expects that it will experience significant fluctuations in quarterly operating results due largely to the nature of CMstat's business. CMstat's future operating results will depend upon a number of factors, in-cluding the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organization, the timing of new product introductions and product enhancements by CMstat and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. CMstat's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise-level business software system is usually discretionary, involves a significant commitment of customer re-sources and is subject to delays, and to budget cycles and internal authoriza-tion procedures of CMstat's customers. The loss or delay of individual orders could have a significant impact on CMstat's operating results, particularly on a quarterly basis. Furthermore, while CMstat's revenue from license fees is difficult to predict because of the length and variability of CMstat's sales cycles, CMstat's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenue, the Company's operating results could be materially and adversely affected.

CMstat derives substantially greater profit margins from license fees than from service revenues or from third-party equipment and software. The mix of revenues among these three components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Over the past year, the percentage of the company's total revenues represented by service revenues has increased slightly. Should lower margin service revenues or revenues from third-party equipment and software increase in the future as a percentage of the company's total revenues, CMstat's margins and income from operations could be adversely affected.
                                      -9-
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


As a result of these and other factors, the company's operating results for any quarter are subject to significant variation, and the company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that the company's future quarterly operating results from time to time may not be consistent with prior year quarterly results.

BAV Contract. VSE's BAV Division provides services under a U. S. Navy contract for engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Work on this contract accounted for approximately 51% of consolidated revenues for the six month period ended June 30, 1997 and approximately 14% of consolidated revenues for the six month period ended June 30, 1996. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005.


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


Liquidity and Capital Resources

A net decrease in cash and cash equivalents of approximately $151 thousand during the six month period ended June 30, 1997 resulted from approximately $2.4 million provided by operating activities, approximately $1.5 million used in investing activities, and approximately $1 million used in financing activities. Significant operating activities affecting cash flows included fluctuations in BAV contract activity that resulted in cash provided by decreased accounts receivable, which was offset partially by cash used to decrease accounts payable and the operating loss in CMstat. Significant investing activities included approximately $1.4 million associated with the purchase of property and equipment. Significant financing activities included decreased borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $481 thousand.

A net decrease in cash and cash equivalents of approximately $270 thousand during the six months ended June 30, 1996 resulted from approximately $3.6 million provided by financing activities, approximately $3.6 million used in operating activities and approximately $257 thousand used in investing activities. Significant financing activities included increased borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $3.8 million. Significant operating activities affecting cash flows included an increase in BAV contract activity that resulted in cash used in increased accounts receivable. Significant investing activities included approximately $800 thousand net cash used to purchase property and equipment, which was offset by approximately $100 thousand cash and $400 thousand change in net assets provided by the divestiture of Schmoldt Engineering.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, and to pay cash dividends. Performance of work under the BAV contract has increased the company's requirements for cash,
                                      -10-
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


however, management believes that the cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

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

Quarterly cash dividends at the rate of $.045 per share were declared during the three month periods ended March 31 and June 30, 1997. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


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


Forward Looking Statements

This discussion contains statements which, to the extent they are not recita-tions of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in herein, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Form 10-K), including the discussions captioned "Future Plans"; "Backlog" and "Competition and Risks"; and "Income from Continuing Operations Before Income Taxes" contained respectively in VSE's "Letter to Stockholders"; "Description of Business"; and "Management Discussion and Analysis" in the VSE Corporation 1996 Annual Report incorporated by reference and attached to VSE's Form 10-K filing and the Management Discussion and Analysis contained herein.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 5.    Other Information.

       On June 30, 1997, the Registrant filed a Form 11-K containing audited financial statements for the VSE Corporation Employee ESOP/401(k) Plan for the plan years ended December 27, 1996 and 1995.

Item 6.    Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

        (11)  Statement regarding computation of per share earnings.
Reference is made to the "Consolidated Statements of Income" included in Part I of this Form 10-Q on the computation of per share earnings.

        (b)  Reports on Form 8-K.

        No current reports on Form 8-K were filed by the Registrant during the three month period ended June 30, 1997.

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

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  August 14, 1997                   -------------------------------------
                                         C. S. Weber, Senior Vice President,
                                                Secretary and Treasurer
                                             (Principal Financial Officer)


                                         /s/ T. J. CORRIDON
Date:  August 14, 1997                   -------------------------------------
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