Form 10-Q
period 1997-09-30
VSE CORP
filed 1997-11-14
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997         Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)


       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Number of shares of Common Stock outstanding as of November 1, 1997: 1,732,334.

                                      -1-
PAGE


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                   September 30,  December 31,
                                                        1997        1996
                                                   -------------  ------------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . $    352    $    453
  Accounts receivable, principally
    U. S. Government, net  . . . . . . . . . . . . .   27,257      33,707
  Deferred tax assets  . . . . . . . . . . . . . . .      889         435
  Other current assets . . . . . . . . . . . . . . .    1,561       1,916
                                                     --------    --------
    Total current assets . . . . . . . . . . . . . .   30,059      36,511

Property and equipment, net  . . . . . . . . . . . .    5,638       5,145
Capitalized software development costs, net  . . . .      962         966
Intangible assets, net . . . . . . . . . . . . . . .    3,202       3,409
Other assets . . . . . . . . . . . . . . . . . . . .    2,721       2,310
                                                     --------    --------
    Total assets . . . . . . . . . . . . . . . . . . $ 42,582    $ 48,341
                                                     ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable and other current liabilities . . $  9,081    $ 13,508
  Accrued expenses   . . . . . . . . . . . . . . . .    6,840       5,841
  Dividends payable  . . . . . . . . . . . . . . . .       78          78
                                                     --------    --------
    Total current liabilities  . . . . . . . . . . .   15,999      19,427

Long-term debt . . . . . . . . . . . . . . . . . . .   11,076      12,651
Deferred tax liabilities . . . . . . . . . . . . . .      315         554
Deferred compensation  . . . . . . . . . . . . . . .    1,610       1,114
                                                     --------    --------
    Total liabilities  . . . . . . . . . . . . . . .   29,000      33,746
                                                     --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 3,908,088 shares  . . .      195         195
  Paid-in surplus  . . . . . . . . . . . . . . . . .    8,241       8,241
  Retained earnings  . . . . . . . . . . . . . . . .   22,181      22,840
  ESOP obligation  . . . . . . . . . . . . . . . . .     (680)       (350)
  Unrealized loss on available-for-sale security . .        0         (46)
  Treasury stock, at cost (2,175,754 in 1997 and
     2,169,754 shares in 1996) . . . . . . . . . . .  (16,355)    (16,285)
                                                     --------    --------
    Total stockholders' investment . . . . . . . . .   13,582      14,595
                                                     --------    --------
    Total liabilities and stockholders' investment . $ 42,582    $ 48,341
                                                     ========    ========

                                     -2-
PAGE


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income    For the three and nine months ended September 30,
--------------------------------------------------------------------------------------
(in thousands, except share amounts)
                                               1997                    1996
                                        ------------------      ------------------
                                        Three       Nine        Three       Nine
                                        Months      Months      Months      Months
                                        ------      ------      ------      ------
Revenues, principally from
  contracts  . . . . . . . . . . . .  $  34,564   $ 114,228   $  29,664   $  73,778

Costs and expenses of contracts  . .     33,923     113,434      28,772      70,894
                                      ---------   ---------   ---------   ---------
Gross profit . . . . . . . . . . . .        641         794         892       2,884

Selling, general and administrative
  expenses . . . . . . . . . . . . .        270         900         331         490

Interest expense . . . . . . . . . .        149         426         108         347
                                      ---------   ---------   ---------   ---------
Pretax income (loss) from continuing
  operations . . . . . . . . . . . .        222        (532)        453       2,047

Provision (benefit) for income
  taxes  . . . . . . . . . . . . . .        214        (107)        (25)        634
                                      ---------   ---------   ---------   ---------
Income (loss) from continuing
  operations . . . . . . . . . . . .          8        (425)        478       1,413

Discontinued operations, net of tax:

  Loss from operations (net of tax
    benefit of
    $14 in 1996) . . . . . . . . . .          0           0           0         (25)
  Loss on disposal (net of tax
    benefit of $118) . . . . . . . .          0           0           0        (179)
                                      ---------   ---------   ---------   ---------
  Net income (loss)  . . . . . . . .  $       8   $    (425)  $     478   $   1,209
                                      =========   =========   =========   =========

Earnings per common share, based on
  weighted average shares outstanding:

  Income (loss) from continuing
    operations . . . . . . . . . . .  $       0   $    (.25)  $     .27   $     .81
  Loss from discontinued
    operations . . . . . . . . . . .          0           0           0        (.12)
                                      ---------   ---------   ---------   ---------
Net income (loss) . . . . . . . .     $       0   $    (.25)  $     .27   $     .69
                                      =========   =========   =========   =========

Weighted average shares outstanding   1,691,004   1,701,186   1,762,088   1,756,468
                                      =========   =========   =========   =========

                                     -3-
PAGE


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------------------------------
(in thousands)


                                                                                       Unrealized
                                                                                         Loss on
                                                                                       Available-
                              Common Stock   Paid-In  Retained   Treasury     ESOP      for-Sale-
                            Shares   Amount  Surplus  Earnings     Stock   Obligation  Securities
                            ------   ------  -------  --------   --------  ----------  ----------
Balance at
  December 31, 1995 . . .    1,954    $ 98    $8,338   $21,402  $(16,285)     $   0       $  0

Net income
  for the year  . . . . .       --      --        --     1,742        --         --         --

ESOP obligation . . . . .       --      --        --        --        --       (350)        --

Stock split effected in
  the form of a 100%
  stock dividend  . . . .    1,954      97       (97)       --        --         --         --

Unrealized loss
  on marketable
  securities  . . . . . .       --      --        --        --        --         --        (46)

Dividends declared
  ($.1725)  . . . . . . .       --      --        --      (304)       --         --         --
                             -----    ----    ------   -------  --------      -----       ----
Balance at
  December 31, 1996 . . .    3,908     195     8,241    22,840   (16,285)      (350)       (46)

Net loss
  for the period  . . . .       --      --        --      (425)       --         --         --

Purchase of Treasury
  Stock . . . . . . . . .       --      --        --        --       (70)        --         --

ESOP obligation . . . . .       --      --        --        --        --       (330)        --

Realized loss on
  marketable
  securities  . . . . . .       --      --        --        --        --         --         46

Dividends declared
  ($.135) . . . . . . . .       --      --        --      (234)       --         --         --
                             -----    ----    ------   -------  --------      -----       ----
Balance at
  September 30, 1997  . .    3,908    $195    $8,241   $22,181  $(16,355)     $(680)      $  0
                             =====    ====    ======   =======  ========      =====       ====

                                     -4-
PAGE


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows    For the nine months ended September 30,
--------------------------------------------------------------------------------
(in thousands)

                                                               1997      1996
                                                             -------    ------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . .  $  (425)   $1,209
 Adjustments to reconcile net income to net cash
   provided by continuing operating activities:
    Depreciation and amortization . . . . . . . . . . . . .    1,543     1,017
    Discontinued operations . . . . . . . . . . . . . . . .        0       204
    Deferred compensation plan expense  . . . . . . . . . .      276       171
    Realized loss on sale of marketable securities  . . . .       53         0
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .    6,450    (8,585)
      Other current assets and noncurrent assets  . . . . .      144      (839)
      Deferred taxes, net   . . . . . . . . . . . . . . . .     (693)     (451)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .   (4,207)    4,697
      Accrued expenses. . . . . . . . . . . . . . . . . . .      999       693
                                                             -------   -------
        Net cash provided by (used in) continuing
          operations  . . . . . . . . . . . . . . . . . . .    4,140    (1,884)
        Net cash used in discontinued operations  . . . . .        0       (25)
                                                             -------   -------
          Net cash provided by (used in)
            operating activities                               4,140    (1,909)
                                                             -------   -------
Cash flows from investing activities:
  Purchase of property and equipment,
   (net of dispositions). . . . . . . . . . . . . . . . . .   (1,638)     (940)
  Capitalized software development costs  . . . . . . . . .     (394)     (290)
  Net proceeds from sale of Schmoldt Engineering  . . . . .        0       100
  Change in net assets of discontinued operations . . . . .        0       439
                                                             -------   -------
   Net cash (used in) investing activities                    (2,032)     (691)
                                                             -------   -------
Cash flows from financing activities:
  Net (payments) borrowings on revolving term loan  . . . .   (1,575)    2,624
  Advance to ESOP . . . . . . . . . . . . . . . . . . . . .     (330)        0
  Purchase of treasury stock  . . . . . . . . . . . . . . .      (70)        0
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (234)     (222)
                                                             -------   -------
    Net cash (used in) provided by financing activities       (2,209)    2,402
                                                             -------   -------

Net (decrease) in cash and cash equivalents . . . . . . . .     (101)     (198)
  Cash and cash equivalents at beginning of period  . . . .      453       601
                                                             -------   -------
  Cash and cash equivalents at end of period  . . . . . . .  $   352   $   403
                                                             =======   =======

                                     -5-
PAGE

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the consolidat-ed financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1996.


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


Litigation

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. Two former employees of the company filed suit in a state court against the company related to their terminations of employment. The company is vigorously defending its position and believes the outcome of this lawsuit will not have a material adverse effect on the company's results of operations or financial position.

                                     -6-
PAGE

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Debt

Long-term debt as of September 30, 1997 and December 31, 1996 was as follows (in thousands):
                                                        1997        1996
                                                        ----        ----
Revolving term loan borrowings and commitments . .    $11,067     $12,629
Other debt . . . . . . . . . . . . . . . . . . . .          9          22
                                                      -------     -------
                                                      $11,076     $12,651
                                                      =======     =======

Prior to July 1997, VSE had a revolving term loan agreement (the "Loan") with a syndicate of three banks. Under the Loan, VSE could borrow up to $45 million, subject to a borrowing formula based on billed receivables. The Loan contained collateral requirements by which company assets were secured and restrictive covenants that included minimum tangible net worth and profitability require-ments and a limit on annual dividends. The company was in default of certain of the loan covenants as of June 30, 1997. In July, 1997 the company and its lending banks signed an amended loan agreement (the "Amended Loan") which cured the covenant defaults associated with the existing loan, included a term loan portion of debt in addition to the revolving loan debt, and made certain other changes to the lending agreement. Under the revolving loan portion of the Amended Loan, VSE can borrow up to $30 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or an optional LIBOR-based rate, 8.5% and 7.9%, respectively, as of September 30, 1997. A commitment fee is charged on the unused portion of the revolving loan commitment. The termination date of the revolving loan is May 31, 1999. Under the term loan portion of the Amended Loan, VSE converted $4 million of existing revolving loan debt to a term loan payable over four years. Interest is charged at a LIBOR-based rate 1% higher than the LIBOR-based rate charged on the revolv-ing loan. Principal payments are due in monthly installments beginning in August 1998 through July 2001. The Amended Loan contains collateral require-ments by which company assets are secured and restrictive covenants that include minimum tangible net worth and cash flow requirements and a limit on annual dividends, and limits on advances to affiliates.

Commitments are for checks outstanding at September 30, 1997 and December 31, 1996 of approximately $3.2 million and $7.7 million, respectively.

Other debt is related to debt acquired in the acquisition of CMstat.

                                     -7-
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The following table sets forth certain items including consolidated revenues, pretax income and net income from continuing operations, and the amount of changes of such items for the three and nine month periods ended September 30,
1997 and 1996 (in thousands).
                                                                       1997
                                                                     Compared
                                                                        to
                            Three Months         Nine Months           1996
                               Ended                Ended         ----------------
                            September 30,        September 30,    Three     Nine
                           1997      1996       1997      1996    Months    Months
                         -------   -------   --------   -------   ------   -------
Revenues from con-
 tinuing operations . .  $34,564   $29,664   $114,228   $73,778   $4,900   $40,450
                         =======   =======   ========   =======   ======   =======
Pretax income (loss)
 from continuing
 operations . . . . . .  $   222   $   453   $   (532)  $ 2,047   $ (231)  $(2,579)
Provision (benefit) for
 income taxes . . . . .      214       (25)      (107)      634      239      (741)
                         -------   -------   --------   -------   ------   -------
Income (loss)  from
 continuing operations.        8       478       (425)    1,413     (470)   (1,838)
(Loss) from discontinu-
 ed operations, net
 of taxes . . . . . . .        0         0          0      (204)       0       204
                         -------   -------   --------   -------   ------   -------
Net income (loss) . . .  $     8   $   478   $   (425)  $ 1,209   $ (470)  $(1,634)
                         =======   =======   ========   =======   ======   =======

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

Revenues for the three and nine month periods ended September 30, 1997 increased by approximately 16% and 55%, respectively, compared to the same periods of 1996. The increase in revenues is primarily due to an increase in work per-formed by BAV in 1997 (see the discussion about the "BAV Contract" below).
The level of revenues generated by the BAV Contract will vary depending on the timing of ship transfers and associated support services ordered by foreign governments and the level of BAV Contract revenues experienced during these periods is not necessarily indicative of the levels to be expected every period. Increases in work performed by VSE and HRSI also contributed to the increased revenues during these periods.

The company had net income from continuing operations of approximately $8 thousand and a net loss from continuing operations of approximately $425 thousand, respectively, for the three and nine month periods ended September 30, 1997, compared to net income from continuing operations of approximately $478 thousand and $1.4 million, respectively, for the same periods of 1996. The decrease in income and the loss were due to the operating losses experienced by

                                     -8-
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


CMstat of approximately $428 thousand during the three month period and $2.1 million during the nine month period ended September 30, 1997. CMstat's loss for these periods was primarily attributable to the failure to consummate several large contracts and the higher operating costs incurred in anticipation of such prospective large contracts. CMstat's business continues to consist of large contracts with long sales cycles. Cost reduction efforts have been implemented to reduce CMstat's operating cost levels and management believes that future CMstat sales will return to a level commensurate with operating expenses. The company's loss from continuing operations was partially offset by profits generated by the company's other businesses.

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

                                     -9-
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


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

BAV Contract. VSE's BAV Division provides services under a U. S. Navy contract for engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Work on this contract accounted for approximately 46% of consolidated revenues for the nine month period ended September 30, 1997 and approximately 23% of consolidated revenues for the nine month period ended September 30, 1996. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005.


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


Liquidity and Capital Resources

A net decrease in cash and cash equivalents of approximately $101 thousand during the nine month period ended September 30, 1997 resulted from approximate-ly $4.1 million provided by operating activities, approximately $2.2 million used in financing activities, and approximately $2 million used in investing activities. Significant operating activities affecting cash flows included cash provided by decreases in BAV accounts receivable, which was used to decrease BAV accounts payable. The net cash provided by operating activities was offset by the operating loss in CMstat. Significant financing activities included decreased borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $1.6 million. Significant investing activities included approximately $1.6 million associated with the purchase of property and equipment.

A net decrease in cash and cash equivalents of approximately $198 thousand during the nine months ended September 30, 1996 resulted from approximately $2.4 million provided by financing activities, approximately $1.9 million used in operating activities and approximately $691 thousand used in investing activities. Significant financing activities included increased borrowing on the company's revolving term loan, including commitments for checks outstanding, of approximately $2.6 million. Significant operating activities affecting cash flows included an increase in BAV accounts receivable. Significant investing activities included approximately $940 thousand net cash used to purchase property and equipment.

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

Quarterly cash dividends at the rate of $.045 per share were declared during the three month periods ended March 31, June 30, and September 30, 1997. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


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


Forward Looking Statements

This discussion contains statements which, to the extent they are not recita-tions of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained herein, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Form 10-K), including the discussions captioned "Future Plans"; "Backlog" and "Competition and Risks"; and "Income from Continuing Operations Before Income Taxes" contained respectively in VSE's "Letter to Stockholders"; "Description of Business"; and "Management Discussion and Analysis" in the VSE Corporation 1996 Annual Report incorporated by reference and attached to VSE's Form 10-K filing and the Management Discussion and Analysis contained herein.

                                     -11-
PAGE

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

        (b)  Reports on Form 8-K.

        No current reports on Form 8-K were filed by the Registrant during the three month period ended September 30, 1997.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has omitted all other items contained in "Part II. Other Informa-tion" because such other items are not applicable or are not required if the answer is negative or because the information required to be reported therein has been previously reported.

                                     -12-
PAGE

VSE CORPORATION AND SUBSIDIARIES

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  November 14, 1997                 -------------------------------------
                                         C. S. Weber, Senior Vice President,
                                               Secretary and Treasurer
                                            (Principal Financial Officer)


                                         /s/ T. J. CORRIDON
Date:  November 14, 1997                 -------------------------------------
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

                                     -13-
PAGE