Form 10-K
period 1997-12-31
VSE CORP
filed 1998-03-31
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1998 was approximately $11 Million.

Number of shares of Common Stock outstanding as of March 1, 1998: 2,186,905.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1997 Annual Report to Stockholders for the year ended December 31, 1997, are incorporated into Parts I and II of this report.
2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 7, 1998, are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  Business

     Refer to the discussions captioned "Letter to Stockholders", "VSE Operations" and "Description of Business" in VSE Corporation's ("VSE" or the "Registrant") 1997 Annual Report which is incorporated herein by reference.

ITEM 2.  Properties

     Refer to the discussion captioned "Description of Business" in VSE's 1997 Annual Report which is incorporated herein by reference.

ITEM 3.  Legal Proceedings

     Refer to Note 9 (Commitments and Contingencies - Litigation) of the "Notes to Consolidated Financial Statements" in VSE's 1997 Annual Report which is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Stockholders

     Not applicable.
                                 PART II


ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Refer to discussion captioned "VSE Common Stock" in VSE's 1997 Annual Report which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

     Refer to table captioned "Financial Highlights" in VSE's 1997 Annual Report which is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Refer to discussion captioned "Management Discussion and Analysis" in VSE's 1997 Annual Report which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     Refer to discussion captioned "Management Discussion and Analysis" in VSE's 1997 Annual Report which is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     Refer to section captioned "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in VSE's 1997 Annual Report which is incorporated herein by reference. Also refer to the schedule on page S-1 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to VSE Directors is incorporated by reference to VSE's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after December 31, 1997. The executive officers are chosen annually at the board of directors meeting next following the annual meetings of stockholders and serve until their successors have been duly elected and qualified, or until resignation or removal. Also refer to section captioned "Executive Officers" in VSE's 1997 Annual Report to Stockholders which is incorporated herein by reference.

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


PART                                   IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1. Financial statements from VSE's 1997 Annual Report to Stockholders which is incorporated herein by reference:

                  Report of Independent Public Accountants
                  In section captioned "Consolidated Financial Statements":

                    Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended
                      December 31, 1997, 1996, and 1995
                    Consolidated Statements of Stockholders' Investment for the
                      Years Ended December 31, 1997, 1996, and 1995
                    Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1997, 1996, and 1995
                    Notes to Consolidated Financial Statements


      2.  Financial Statement schedules required to be filed by Item 8 of this
            Form:

              Form 10-K Schedule
              Page Number    Description
              -----------    -----------
              5     --       Report of Independent Public Accountants
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

                                      VSE CORPORATION

Date:  March 31, 1998                 By:  /s/  C. S. Weber

                                           -----------------------------------
                                           C. S. Weber, Senior Vice President,
                                             Secretary and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

(a) Principal Executive Officers:

    /s/  D. M. Ervine
    ---------------------------------------------------------------
    D. M. Ervine, Chairman of the Board and Chief Executive Officer

    /s/  R. B. McFarland
    ------------------------------------------------------
    R. B. McFarland, President and Chief Operating Officer

    (b)  Principal Financial Officer:       (c) Principal Accounting Officer:

    /s/  C. S. Weber                            /s/  T. J. Corridon
    __________________________________          ___________________________
    C.S. Weber, Senior Vice President,          T. J. Corridon, Senior Vice
    Secretary and Treasurer                     President and Comptroller

(d)  Directors:

     /s/  D. M. Ervine                          /s/  R. B. McFarland
     _______________________                    _______________________
     D. M. Ervine                               R. B. McFarland

     /s/  R. J. Kelly                           /s/  D. M. Osnos
     _______________________                    _______________________
     R. J. Kelly                                D. M. Osnos

     /s/  C. S. Koonce
     _______________________                    _______________________
     C. S. Koonce                               J. D. Ross

                                                /s/  B. K. Wachtel
     _______________________                    _______________________
     J. M. Marchello                            B. K. Wachtel

                 Report of Independent Public Accountants



To the Stockholders of VSE Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in VSE Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 20, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The
Schedule II listed in the index is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP

                                        ARTHUR ANDERSEN LLP


Washington, D.C.,
  March 20, 1998


                      VSE CORPORATION AND SUBSIDIARIES           SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)

                                      Charged       Additions
                                      Against          to and
                        Balance        (Added     (Deductions         Balance
                    December 31,          to)            from)    December 31,
Description                1996        Income        Reserves            1997
-----------         -----------       -------      ----------     -----------
Allowance for
 doubtful accounts     $    160      $      0        $    (20)       $    140
                       ========      ========        ========        ========
Allowance for contract
 disallowances         $    276      $      0        $      3        $    279
                       ========      ========        ========        ========
Valuation allowance
 for income taxes      $     50      $      0        $      0        $     50
                       ========      ========        ========        ========

                                      Charged       Additions
                                      Against          to and
                        Balance        (Added      (Deductions       Balance
                    December 31,          to)            from)   December 31,
Description                1995        Income        Reserves           1996
-----------         -----------        ------       ---------     ----------
Allowance for
 doubtful accounts     $    160      $      0        $      0        $    160
                       ========      ========        ========        ========
Allowance for contract
 disallowances         $  1,349      $ (1,044)       $    (29)       $    276
                       ========      ========        ========        ========
Valuation allowance
 for income taxes      $     50      $      0        $      0        $     50
                       ========      ========        ========        ========

                                      Charged       Additions
                                      Against          to and
                        Balance        (Added     (Deductions        Balance
                    December 31,          to)            from)    December 31,
Description                1994        Income        Reserves           1995
-----------         -----------        ------       ---------     -----------
Allowance for
 doubtful accounts     $    247      $    (87)       $      0        $    160
                       ========      ========        ========        ========
Allowance for contract
 disallowances         $  1,338      $   (651)       $    662        $  1,349
                       ========      ========        ========        ========
Valuation allowance
 for income taxes      $     50      $      0        $      0        $     50
                       ========      ========        ========        ========


                                     S-1

                                                      EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
------------------------------------------------------------------------------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                             *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996                *
               By-Laws of VSE Corporation as amended through
                 February 6, 1996                                        *
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2).                        *
     9       Voting trust agreement                             Not Applicable
    10       Material contracts
             Employment Agreement entered into as of January 1,
               1996, by and between VSE Corporation and
               Donald M. Ervine                                          *
             Employment Agreement entered into as of January 1,
               1996, by and between VSE Corporation and
               Richard B. McFarland                                      *
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                           *
             Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                             *
             VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996).
             VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders expected be held on May 7, 1998).
             VSE Corporation 1998 Non-employee Directors Stock Plan
               (Appendix B to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders expected be held
               on May 7, 1998).
    12       Statements re computation of ratios                Not Applicable
    13       Annual report to security holders, Form 10-Q
               or quarterly report to security holders              Exhibit II

                               EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
------------------------------------------------------------------------------
    16       Letter re change in certifying accountant          Not Applicable
    18       Letter re change in accounting principles          Not Applicable
    19       Previously unfiled documents                       Not Applicable
    21       Subsidiaries of the registrant                       Exhibit I
    22       Published report regarding matters submitted
             to vote of security holders                        Not Applicable
    24       Power of attorney                                  Not Applicable
    27       Financial Data Schedule                              Exhibit III
    28       Information from reports furnished to State
             insurance regulatory authorities                   Not Applicable
    99       Additional exhibits                                Not Applicable



*Document has been filed as indicated and is incorporated by reference herein.

                                                           EXHIBIT I


                       SUBSIDIARIES OF THE REGISTRANT


The following is a listing of the subsidiaries of the Registrant:


                                                           Jurisdiction of
                                                             Organization
                                                           ---------------
  CMstat Corporation                                           Delaware

  Energetics Incorporated                                      Maryland

  Human Resource Systems, Inc.                                 Delaware

  VSE Corona, Inc.                                             Delaware

  VSE Services Corporation                                     Delaware

                                                           EXHIBIT II





VSE Corporation   1997 ANNUAL REPORT










                                                            VSE 1997


"Value and quality ...
   the VSE advantage."

Corporate Profile

VSE Corporation is a professional services company established in 1959. VSE provides diversified engineering, development, testing, maintenance and management services and products to maintain and modernize equipment and systems, principally to agencies of the U.S. Government and to other prime contractors. The company's subsidiaries and divisions include BAV, CMstat Corporation, Energetics Incorporated, Human Resource Systems, Inc., VSE Corona, Inc., VSE Services Corporation, Value Systems Services, and from July 1990 through February 6, 1996, Schmoldt Engineering Services Company. The company provides products and services to customers from more than 20 locations across the United States.

Annual Meeting of Stockholders

VSE's Annual Meeting of Stockholders is expected to be held on May 7, 1998, at 10:00 a.m., at the Radisson Plaza Hotel at Mark Center, 5000 Seminary Road, Alexandria, Virginia 22311.


Contents

Financial Highlights                                1
Letter to Stockholders                              2
VSE Operations                                      4
Description of Business                            11
Management Discussion and Analysis                 19
Executive Officers                                 27
VSE Common Stock                                   27
Report of Independent Public Accountants           28
Consolidated Financial Statements                  29
Notes to Consolidated Financial Statements         33
Selected Quarterly Data                            47
Form 10-K                                          48
Form 10-K Cross-Reference Index                    49
Officers and Directors                             51

Financial Highlights
------------------------------------------------------------------------------------------------
Selected Financial Data (Unaudited)
------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  1997      1996      1995      1994      1993
                                                --------  --------   -------   -------   -------
Revenues, principally from contracts . . . . .  $155,863  $120,087   $73,790   $63,682   $77,450
                                                ========  ========   =======   =======   =======

(Loss) income from continuing operations . . .  $ (1,447) $  1,946   $ 1,738   $ 1,547   $ 1,104
Cumulative effect of change in accounting
  for income taxes . . . . . . . . . . . . . .         0         0         0         0       284
(Loss)income  from discontinued operations . .         0       (25)      (92)        6        55
 Loss on disposal of discontinued
  operations . . . . . . . . . . . . . . . . .         0      (179)        0         0         0
                                                --------  --------   -------   -------   -------
     Net (loss) income . . . . . . . . . . . .  $ (1,447) $  1,742   $ 1,646   $ 1,553   $ 1,443
                                                ========  ========   =======   =======   =======
Basic earnings per common share:
  (Loss) income from continuing operations . .  $   (.68) $    .89   $   .80   $   .72   $   .51
  Cumulative effect of change in accounting
   for income taxes  . . . . . . . . . . . . .         0         0         0         0       .13
  (Loss) income  from discontinued operations          0      (.09)     (.04)        0       .02
                                                --------  --------   -------   -------   -------
     Net (loss) income . . . . . . . . . . . .  $   (.68) $    .80   $   .76   $   .72   $   .66
                                                ========  ========   =======   =======   =======
Diluted earnings per common share:
  (Loss) income from continuing operations . .  $   (.68) $    .88   $   .80   $   .72   $   .51
  Cumulative effect of change in accounting
   for income taxes  . . . . . . . . . . . . .         0         0         0         0       .13
  (Loss)income  from discontinued operations .         0      (.09)     (.04)        0       .02
                                                --------  --------   -------   -------   -------
     Net (loss) income . . . . . . . . . . . .  $   (.68) $    .79   $   .76   $   .72   $   .66
                                                ========  ========   =======   =======   =======

Total assets . . . . . . . . . . . . . . . . .  $ 38,048  $ 48,341   $28,938   $21,063   $23,231
                                                ========  ========   =======   =======   =======
Long-term debt . . . . . . . . . . . . . . . .  $  7,108  $ 12,651   $ 4,992   $     0   $ 2,686
                                                ========  ========   =======   =======   =======
Stockholders' investment . . . . . . . . . . .  $ 12,481  $ 14,595   $13,553   $12,101   $10,816
                                                ========  ========   =======   =======   =======
Cash dividends per common share  . . . . . . .  $   .144  $   .138   $   .13   $  .122   $  .116
                                                ========  ========   =======   =======   =======


Per share amounts have been adjusted to reflect stock splits in 1996 and 1997.

This consolidated summary of selected financial data should be read in con-junction with the consolidated financial statements and related notes included elsewhere in this Annual Report.


Letter to Stockholders

Fellow Stockholders:

1997 was a remarkable year for VSE. The engineering, logistics, management and technical services segment of VSE did very well and achieved record revenues and profitability. Annual segment revenues increased by 32% to $153 million and segment net income increased by 32% to $2.6 million or $1.21 a share. However, aggregate financial results were below expectations due to the loss incurred by our software products and services segment. This segment lost $4 million or $1.89 a share on segment revenues of about $3.3 million. Adding the segments together results in a consolidated loss for the year of $1.4 million or $.68 a share. The following discusses the problem we encountered in 1997 and what we have done to fix it. With that behind us, we want to tell you about our growth strategy and expectations for 1998.

CMstat

As reported earlier, our software products and services segment incurred a loss during 1997 which had a serious negative impact on our earnings for the year. However, decisive action has been taken to realign and restructure CMstat, and we do not expect it to have the same impact on consolidated results for 1998.

CMstat is a software development company with a great product and excellent potential. It lost time and money due to several factors including the loss of an experienced sales staff, inefficient contract execution, the introduction of an important product upgrade (Version 5.4), slow development of product distribution channels, and other factors. We have restructured the management of the company, and we have reduced the size of the company wherever we can while still retaining quality product and service capability. At this point, CMstat is working on a large service backlog and expects to close on an increased amount of new product sales before mid-year.

CMstat's current business environment could lead to potentially dramatic increases in sales and profits. However, VSE is not structured to provide sufficient time and capital to achieve this potential. Accordingly, we are pursuing various approaches to seek to assure that the technology developed by CMstat will be preserved and VSE shareholders will not be exposed to long-term losses.

Change and Challenge

The government marketplace which VSE serves continues to be very large.
Overall government spending is level, in part because the government is beginning to use fewer people, perform fewer oversight functions, and rely more on industry for an increasing level of support. The pace of change in this sector of our economy is accelerating every day. Procurement rules are changing rapidly, and the government is privatizing and outsourcing more work. As a result, the government is increasingly looking to large, brand-name suppliers, and it is seeking to establish long-term, successful contracts with reliable industry partners.

Letter to Stockholders

In this environment, successful and synergistic teaming arrangements with other industry partners are essential for long-term corporate success. This fact is the reason for much of the acquisition and merger activity in our industry, and it drives VSE actions and priorities. Our ten-year BAV contract with the U.S. Navy is a model arrangement, and it demonstrates our ability to compete successfully. We are also an important team player in a number of other essential government programs and markets, such as the Postal Service, energy and environment, and health care. In all of these markets, our principal strategy is to perform as an honest, responsive, and reliable prime contractor or team player.

Near-Term Goals

In the business description which follows you will see how VSE is responding to this changing business environment. You will also find descriptions of two of our major initiatives: upgrading our information technology and seeking certification of our quality management system.

Resources

VSE relies on the ability of its employees and teaming partners. In 1997 we began new efforts to extend training opportunities to every employee, principally through networked information technology, team building, and our quality management system. We intend to pursue this initiative vigorously because ultimately the success of VSE's employees and the success of customers and stockholders is the same.

Finally, we acknowledge the very valuable support and contribution made by our industry teaming partners, suppliers, bankers, directors, and stockholders.
We need the effort of everyone to succeed. Your support is very important, and we welcome your comments and suggestions for improvement at any time.



               R. B. McFarland                   D. M. Ervine
               President and COO                 Chairman and CEO


March, 1998

                                VSE OPERATIONS


Engineering, Logistics, Management and Technical Services Segment

BAV Division

In 1997, the BAV Division of VSE continued to build on the successes of 1996 in supporting the U.S. Navy's inactive ship transfer program. BAV and its nation-wide team of subcontractors managed the reactivation and transfer of ten in-active ships in 1997 to Taiwan, New Zealand, Portugal, Korea, Turkey and Thailand. The team also completed the "hot transfer" of two ships to Egypt and Bahrain. At the same time, BAV managed the completion of several shipyard maintenance and repair availability periods. These maintenance availabilities fully exercised the broad range of capabilities of the BAV team to provide support for extensive ship overhaul periods, including advanced planning and material procurement, repair and testing of machinery and equipment, and crew training ashore and underway.

BAV developed its full-time engineering and maintenance support capabilities in Egypt and Taiwan and completed planning for similar support capabilities in Thailand and Italy. Augmenting permanent country presence, BAV provided quick reaction "tiger team" response for emergent repair and training support in numerous countries in Europe, the Middle East, and Asia. BAV technical experts assisted the U.S. Navy in providing configuration validation services to the government of Mexico. BAV also participated in several international defense conventions and symposia, such as those held in Dubai, Malaysia, and Turkey, where BAV's unique foreign military support to the U.S. Navy was on prominent display.

In the fall of 1997, BAV concluded the first of many agreements to assume life-cycle support for weapons systems that are no longer in the U.S. Navy inventory. This unique government-industry teaming agreement combines BAV's technical expertise with facilities and weapons engineering support from the Naval Surface Warfare Center at Indian Head, Maryland, to provide long-term support for the ASROC antisubmarine warfare weapons system used exclusively by foreign customers. Based on the success of this venture, planning is underway to expand support for additional weapons systems in the coming years.

The BAV supportability contract with the U.S. Navy is an evolving process as the government continues to downsize and new opportunities are identified to provide future support capabilities to foreign military sales customers around the world.


Postal Service Program Center

To meet U.S. Postal Service technology initiatives, VSE's Postal Service Program Center continued to expand its services and partnering capabilities in 1997.

For over 21 years, VSE has worked to meet the multiple challenges of the USPS mission. Our staff provides diverse technical engineering services to design, modernize, test and logistically support automated electro-mechanical mail processing and delivery equipment and systems. We also support USPS stamp acquisition projects to develop state-of-the-art stamp manufacturing standards and materials qualifications. VSE also provides services to support new auto-mated processes and solutions for USPS configuration management, inventory control, and equipment maintenance programs following a successful CMstat pilot program supporting a USPS mainframe conversion.

VSE engineers and technicians sustain important programs involving next generation automation enhancements to meet USPS customer service and productivity goals such as advanced electronic recognition and computer for-warding systems, tray management deployments, and robotics equipment systems development. VSE employees also support USPS innovations such as the popular "Celebrate the Century" stamp program, delivery confirmation initiatives, and alternative fuel developments for USPS vehicle programs.

As our USPS customers meet and respond to the changing technology demands and challenges of the 21st century, the VSE Postal Service Program Center team of professionals will continue to provide responsive service, technical excellence, and best value.

HRSI

Human Resource Systems, Inc. (HRSI), a wholly owned subsidiary of VSE, provides long-term technical and health care services for government and industry. 1997
was a year of significant growth for HRSI.   HRSI completed the successful
start-up and first-year operation of a five-year contract to provide nursing and other health care services for a major naval medical center. Also during 1997 the company continued to expand its staffing and support of technical personnel, including engineers, architects, and computer professionals. HRSI currently has more than 250 employees nationwide, and the company continues to identify areas for potential growth and expansion.

Throughout 1997, HRSI completed the development of an infrastructure to accommo-date its rapid growth. With this critical component in place, HRSI is well positioned to assist clients who recognize the many benefits of outsourcing discrete portions of their operations. This enables clients to operate at greater efficiency and generally at substantial savings.

During 1998, HRSI will continue to enhance the range of services provided to current clients and expand into other areas.

Energetics

Energetics, a VSE subsidiary since 1995, is a full-service consulting company specializing in energy and environmental issues. Since 1979 Energetics has provided technical and managerial support to the U.S. Department of Energy (DOE) as well as other clients in the public and private sectors. Assignments have ranged across the energy and environmental spectrum, from management support to analyses of advanced technological research and development. During 1997, Energetics' experienced staff of more than 100 scientists and other professionals concentrated on three areas vital to the future well-being of the nation and world: energy supply, environmental management, and energy conserva-tion.

In the area of energy supply, Energetics assists government regulators and utility companies in planning and implementing innovative programs to improve the supply and delivery of electricity to consumers. Several of Energetics staff are recognized internationally for their knowledge of battery energy-storage technologies, hydrogen systems, clean coal technologies, supercon-ductivity, electromagnetic fields, and utility deregulation.

Staff expertise in environmental management allows Energetics to assist clients with regulatory analysis, environmental regulatory compliance, and restoration support. In performing these activities, the environmental staff calls upon their comprehensive knowledge and understanding of such statutes and regula-tions as the Atomic Energy Act, the Clean Air Act as amended in 1990, the Clean Water Act, the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and many others.

For clients concerned with energy conservation, Energetics can provide advanced technical solutions to reduce energy use, prevent pollution, and save costs.
In addition to conducting numerous technical, economic, and policy studies, the staff helps clients identify energy-efficient technologies and alternative fuels for use in buildings, industries, and transportation systems, including emerging technologies that offer state-of-the-art options and performance.

With the recent interest nationally and internationally in global climate change, Energetics is at the forefront in supporting associated activities underway at DOE. The current focus is on reducing greenhouse-gas emissions (particularly those of carbon dioxide, methane, and perfluorocarbons) from industrial operations. Energetics has studied and analyzed the most energy-intensive industries such as chemicals, steel, and aluminum for years, and recently completed an evaluation of carbon dioxide emissions from eight industrial sectors, needed by DOE for its role on the President's Climate Change Task Force. Staff scientists also calculated the greenhouse-gas emissions resulting from the electrolytic production of primary aluminum, and projected the reduction in emissions that could be achieved by developing and applying a new, non-consumable anode technology to the electrolytic cell. Energetics expects to continue to make significant contributions to the on-going discussion of global climate change.

VSE Land Warfare Group

VSE's Land Warfare Group provides innovative support solutions for Army and Marine Corps customers and their fielded equipment and systems. For example, in 1997 VSE redesigned and fabricated three prototypes for the AN/PRD-12 Direction Finder. Our task was to redesign the system, originally built by another contractor, because it was not supportable as originally manufactured. The redesigned state-of-the-art unit exceeded original performance specifica-tions with modular configuration and ease of repair, while reducing costs by more than $10,000 per unit. Successfully tested during night jump conditions and at temperatures below 30 degrees, soldiers were elated with the unit's performance and judged it a 150% improvement over the original unit. This success has led to the award of a production contract to replace all of the original models. This demonstrates the breadth and versatility of VSE's engineering capabilities.

VSE continues to team with the U.S. Army Reserve to become partners in innova-tion. VSE provides the technical expertise, research and development, and analysis to assist the Army Reserve in decreasing life-cycle maintenance costs, increasing systems reliability, availability, maintainability and durability, and enhancing mission readiness. In recent years, VSE has investigated the feasibility of modifying, reengineering, upgrading, and developing proof of principle prototypes for aging Army Reserve equipment.
We have developed prototypes for conversion of 3 kW generators, 3/4 ton trailers, 5-ton dropside trucks, and refurbishment of eight and nine head portable shower units. In addition, inspection and repair procedures are being developed and validated for the 6,000 gallon water distributor semitrailers and the 4.5 and 5 cubic yard scoop loaders. These approaches use innovative, cost effective business practices to achieve high value, low cost modernization, resulting in improved quality and technologically advanced equipment.

The award of the Government-Industry Data Exchange Program (GIDEP) Achievement Award for Industry to VSE in 1997 was a testimony to VSE's sustained effort to reduce customer costs. The award recognizes VSE's cost avoidance efforts as demonstrated through reverse engineering and value engineering. VSE obtained the largest cost avoidance of any government or industry GIDEP member --- in this instance, documented cost savings were in excess of $3.6 million. We are confident that our talented and dedicated employees will continue to explore avenues to assist the Army and Marine Corps in achieving and maintaining readiness goals and mission objectives at the lowest practicable cost with minimal risks.

VSE Sea Warfare Group

Through 1997, VSE's Sea Warfare Group continued to position itself as a major provider of single-source engineering solutions to the U.S. Navy, other defense customers, and with our industry partners such as commercial shipyards. The Sea Warfare Group's highlight in 1997 was the award of a $70 million, five-year contract to provide services to the Naval Surface Warfare Center at Indian Head, Maryland. VSE engineers will provide research engineering, design and develop-ment, in-service engineering, integrated logistics support, explosive systems safety engineering, information technology analysis, energetic demilitarization analysis, and engineering data preparation, analysis, and maintenance to the U.S. Navy ordnance community.

The Sea Warfare Group continues to support major customers such as the Naval Sea Shipbuilding Support Office and the Naval Air Command, coupled with ship over-haul advance planning efforts with our industry partners and with the Supervisor of Shipbuilding at Portsmouth, Virginia. This effort has positioned VSE for several potentially important contract awards in the fleet maintenance and modernization community in 1998.

VSE's reputation for fleet maintenance and modernization support has enabled us to put together teams with other industry leaders to respond to even larger and more complex government fleet support acquisitions. Our personnel continue to provide high quality "turn-key" support, including scheduling, project manage-ment, material identification, procurement and control, shipping and expediting, installation, repair and maintenance, testing, documentation and provisioning, and training.

Our ocean systems personnel provide engineering and installation services for fixed and floating ocean facilities and marine systems, as well as specialized marine materials and construction equipment for such projects as inactive ship moorings, pier upgrades, and hurricane and typhoon moorings. Significant accomplishments in 1997 included engineering, planning, and construction management support for fleet mooring projects at Kings Bay, Georgia, Earle, New Jersey, and Sasebo, Japan. These efforts included the offshore installa-tion of driven plate and concrete pile anchors. Additional facility design and construction support was provided for the Navy's inactive ship requirements in Pearl Harbor, Hawaii, and Philadelphia, Pennsylvania, including new berthing installations for the FORRESTAL, the AMERICA, and the IOWA. VSE divers provided six months of test support to another of our industry partners for field demonstrations of the Marine Corps advanced amphibious vehicle, as well as continued support for Navy hull inspections and refurbishment projects.

VSS Division

VSE also serves Navy customers through our VSS naval air logistics support contract. Awarded in 1994, the VSS Division provides approximately 100 engineers and technical personnel and leads a team to plan, develop, and integrate supportability requirements into aircraft and missile system designs. VSS supports Navy logistics managers for aircraft, helicopters, air-launched weapons, and power plants. The VSS team also provides expertise to establish, maintain, and integrate the logistics elements required to sustain fleet operations and maintenance throughout the life cycle of a weapons system.

When our customers move, VSE moves. During the summer, the VSS Division moved from Arlington, Virginia, to Lexington Park, Maryland, to accommodate the relocation of the Naval Air Systems Command to the Naval Air Station at Patuxent River, Maryland, after 27 years at Crystal City, Virginia. NAVAIR's new building at "Pax River," the Integrated Program Team (IPT) Building, signals
our customer's approach to the way it will do business in the future.   The
VSS team at Pax River is proud to be a part of this new tradition.

In 1997 VSS was also awarded a subcontract from an industry partner to provide logistics support to the U.S. Special Operations Command in Tampa, Florida. Under this subcontract VSS provides technical services to the Air Force component of the Joint Command and anticipates expanding its support to the other services' counterparts. During 1997 VSS submitted several large proposals for new work, and 1998 promises to provide further opportunities to expand our teaming operations.


Software Products and Services Segment

CMstat

Established in San Diego in 1986, CMstat provides "best in class" systems and software solutions which enable clients from around the world to manage change through database, application, and documentation control.

The CMstat (TM) System of information technology products provides local and multinational customers with configuration management and product data manage-ment (CM/PDM) control. Our applications and services enable clients to capture current and legacy data related to products, systems, and documentation, and to manage the orderly propagation of engineering change data as products evolve over time.

Although there are many aspects to a CM/PDM project, CMstat concentrates on developing those applications and services which require specific experience in configuration management, logistics support, management information, and standards compliance. Product applications vary from aerospace, automotive, and telecommunications industries to consumer electronics and medical devices. CMstat users include Boeing, GTE, Hughes, Lockheed Martin, Sony, TRW, United Defense Limited Partnership, U.S. Postal Service and other agencies of the U.S. government.

Central to the CMstat solution in managing product data information are applications and technology which address the elements and relationships that are important to maintaining configuration control:

        - Change/Process/Workflow Management
        - Electronic Vault Repository/Report Generation
        - As-Designed/As-Built/As-Maintained
        - Product/Asset Identification
        - Item/Part Management
        - Documentation Management/Product Structure

Currently providing the most completely integrated commercial CM/PDM technology available as an off-the-shelf solution, CMstat is working to extend its product line and distribution channels into new areas in response to customer require-ments.

Since becoming a VSE company in 1995, VSE has introduced CMstat to a broad range of potential new U.S. government clients, and the company continues to expand its services with existing commercial clients with upgrades and additions to its current product line.

VSE Quality Strategy I - ISO 9001 Certification

VSE expects to achieve an important milestone in 1998 in its quest to deliver quality products and services: ISO 9001 quality management system certifica-tion. ISO 9001 is an international quality standard. Culminating a multi-year quality awareness and improvement effort, ISO 9001 certification will be a visible step signaling VSE's commitment to quality and process improvement.

Quentin Conroy, VSE's Director of Quality and ISO 9001 Management Representa-tive, reports that VSE is in the final stages of achieving ISO 9001 certifica-tion. "Don Ervine, VSE's Chairman and CEO, initiated our formal quality program in 1988," said Mr. Conroy. "At that time, we focused principally on the Department of Defense TQM (Total Quality Management) initiative. We worked to install continuous process improvement into our procedures throughout the company, and we learned a lot about quality. Now, with the ISO 9001 system of requirements, we have an even stronger set of standards, and we have a structure that automatically integrates quality into everything we do."

"The importance of implementing a quality system like ISO 9001 cannot be overemphasized," said Dick McFarland, VSE's President and COO. "Throughout the company, we work in teams to improve quality and increase operating efficiency. An effective quality management system begins and ends with customer requirements. Our job is to satisfy the customer, and delivering value to the customer is our quality goal. ISO 9001 is an important tool guiding these efforts."

VSE Quality Strategy II - Information Technology

Over the past several years, VSE has worked to upgrade its facilities and equip-ment in response to customer requirements and competitive pressures to deliver a quality product, on time, at a fair price.

"Expanding communications links, creating faster response times, and improving data access: these are a few of the benefits available to VSE teams and to our customers through VSE's program of upgrading information systems," said Elliot Goodman, VSE's Director of Management Information Systems. In the last few years VSE has installed local and wide area networks covering almost all VSE office sites, and VSE has inaugurated two Internet web sites (www.vsecorp.com and www.cmstat.com). The company is now deploying a VSE intranet and has installed video conferencing capabilities.

"VSE is acquiring and integrating information technology systems as rapidly as VSE's team leaders can make the business case for specific applications," said Mo Gauthier, VSE's Chief Technology Officer. "Our Department of Defense customers are among the nation's information technology leaders, and they are definitely driving VSE's pace in this process. In some cases, we have to run hard to meet their needs. We are experiencing a rapid transition to electronic commerce, and our daily challenge is to meet the full spectrum of our customers' requirements. This challenge is being met through the timely integration of mainstream software applications that are readily adaptable to our customer base and are sufficiently scalable to ensure the achievement of VSE's strategic goals. Our service, coordination, and quality all benefit from this strategy."

Description of Business

Introduction

        VSE Corporation ("VSE") is a Delaware corporation established in 1959. During 1997, VSE and its subsidiaries and divisions operated in two segments: the engineering, logistics, management and technical services segment and the software products and services segment. The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

        Since incorporation, VSE has provided diversified engineering, tech-nical, and management services, principally to agencies of the United States Government (the "government") and to other government prime contractors.

        - Engineering, logistics, management and technical services including information technology services are provided by VSE and by each of its subsidiaries and divisions including BAV Division, Energetics Incorporated, Human Resource Systems, Inc., Value Systems Services Division, VSE Services Corporation, and VSE Corona, Inc.

        - Software products and services are the primary business of VSE's subsidiary CMstat Corporation ("CMstat").

        The engineering, logistics, management and technical services segment accounted for 97.9%, 96.3%, 98.1%, and software products and services segment accounted for 2.1%, 3.7%, 1.9% of VSE's consolidated revenues from continuing operations in 1997, 1996, and 1995, respectively.

Services and Products

Engineering, Logistics, Management and Technical Services Segment

        VSE engineering, technical, management and information technology services include a broad array of capabilities and resources used in program planning; design and engineering, including prototype development; ship reactivation and transfer support; logistics management; ship maintenance, repair, overhaul planning, and follow on technical support; office automation systems and support; training; technology research, development, and demonstration programs involving energy conservation and efficiency, advanced technology transfers, and feasibility, assessment, and development programs.

        Typical engineering and technical services projects include sustaining engineering support for military vehicles, combat trailers, bridging systems, and amphibious transport; ocean engineering and mooring systems; depot repair operations; logistics management support for military aircraft; machinery con-dition analysis; specification preparation for ship alterations and repairs; ships force crew training; energy conservation and advanced technology demonstration projects; and technical data package preparation.

Description of Business


        VSE information technology services and products include cross-platform technical data, product data, and configuration management (CM/PDM) support, bar coding and inventory applications, database management and control, and union grievance system software.

Software Products and Services Segment

        Through its subsidiary CMstat, VSE markets a series of proprietary products (the CMstat System) used in configuration, workflow, and change management applications across a variety of functions including design and engineering, prototype, manufacturing, purchasing, and support and maintenance.

Marketing

        VSE marketing activities are conducted by its professional staff of engineers, analysts, program managers, contract administrators, and other personnel. Information concerning new programs and requirements becomes available in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations, and commercial entities.

Contracts

        VSE seeks to provide its customers with competitive, cost effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products, and an in-depth understanding of the basic requirements for effective systems and equipment. Billing for services is generally accomplished by billing customers for a specified level-of-effort incurred in performing a project or providing a service or for in-stalled products, systems, and maintenance charges.

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

        During 1997, VSE's nine largest contracts accounted for approximately 80% of total revenues, and one such contract with the U.S. Navy accounted for more than 48% of such revenues. The Navy contract was awarded in 1995 and included a base year and nine option year periods which expire in July 2005. See "Results of Operations - Revenues" in "Management Discussion and Analysis" for further discussion of this contract.

        The following table shows the revenues of VSE and its subsidiaries and divisions by customer or agency:

Description of Business

                     VSE Revenues by Customer or Agency
                           (Dollars in thousands)
                           1997              1996              1995
Group or Agency         Revenues    %     Revenues    %     Revenues   %
---------------         --------  -----   --------  -----   -------- -----
U.S. Navy               $108,416   69.5%  $ 75,232   62.6%   $42,402   57.5%
U.S. Army                 19,423   12.5     18,880   15.7     18,291   24.8
All other government      25,804   16.6     23,836   19.8     10,563   14.3
Commercial                 2,220    1.4      2,139    1.9      2,534    3.4
                        --------  -----   --------  -----    -------  -----
Total                   $155,863  100.0%  $120,087  100.0%   $73,790  100.0%
                        ========  =====   ========  =====    =======  =====

During 1997, VSE provided services to the government and other prime con-tractors under approximately 150 contracts, some of which are of an indefinite delivery/indefinite quantity ("ID/IQ") ordering nature. ID/IQ contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and tech-nical services. The services ordered pursuant to ID/IQ arrangements are normally performed and completed within a one year period. During 1997, VSE provided services under approximately 935 such task orders.

        VSE has sought to expand its engineering services customer base to non-defense clients, such as the U.S. Postal Service. In 1994, VSE won a recompete of a contract worth approximately $30 million for five years with the U.S. Postal Service.

        In 1990, VSE formed Human Resource Systems, Inc. ("HRSI") to compete for certain technical and consulting service work. Through this subsidiary, VSE provides technical personnel and health care professionals and technicians to work on-site at customer facilities at the direction of customer management. In 1996, an HRSI joint venture was awarded a five-year, $60 million contract to provide nursing and allied services for a regional naval medical center.

        In 1991, VSE formed the Value Systems Services ("VSS") division to join with a prime contractor on a bid for a U.S. Marine Corps contract. Services under the subcontract commenced in January 1992. The subcontract generated VSS revenues of approximately $4 million in 1994 and $11 million in 1993, equal to about 10% of VSE's total business volume over these two years. In April 1994, work on this contract ceased.

        In 1991, VSE also formed VSE Services Corporation ("VSES") as a sub-sidiary to compete for certain contracts, including security systems work and other commercial international business opportunities. VSES has been inactive since 1992.

        In 1994, VSS was awarded a new contract with another Navy customer to provide logistic support services for Naval aircraft, helicopters, and airborne weapons systems. This contract has the potential to generate revenues to VSE of about $77 million over a five-year period ending in 1999.

Description of Business

        In 1995, VSE made two acquisitions to expand and diversify its business base:
        - In May 1995, VSE acquired CMstat Corporation, an information tech-nology company located in San Diego, California. CMstat is a leading supplier of commercial (off-the-shelf) software products and tech-nology to manage engineering, product, and configuration management data.

        - In August 1995, VSE acquired Energetics Incorporated, an energy management and environmental technology company located in Columbia, Maryland. Energetics provides technical and management services for advanced technology programs, primarily for the Department of Energy and other government and commercial clients.

        In 1995, VSE also established the BAV Division to compete for an engineering, technical and support services contract for U.S. Navy ships to be sold, leased, or otherwise transferred to foreign governments. BAV was awarded this Navy contract in August 1995. This contract accounted for 48% of VSE's revenues in 1997 and has the potential to generate total revenues of over $1 billion depending on delivery order requirements and option periods exercised through the year 2005.

        In early 1997, a VSE joint venture was awarded an approximately $12 million fixed-price production contract to produce more than 100 common bridge transporter systems for the U.S. Army. Depending on program requirements and funding availability, total program requirements are estimated to increase over the next several years. VSE is expected to receive approximately one-half of the total program value.

        Schmoldt Engineering Services Company, which was acquired by VSE in 1990, was divested in February 1996.

Personnel

        VSE services are provided by a staff of professional, scientific, medical, and technical personnel having high levels of education, experience, training, and skills. As of February 1998, VSE employed approximately 1200 employees, including approximately 300 part-time personnel.

        Principal categories of VSE personnel include (a) engineers, scientists, and technicians in mechanical, electrical, electronic, chemical, industrial, energy and environmental services, marine, and ocean engineering disciplines,
(b) information technology professionals in computer systems, applications, and product, configuration, change, and data management disciplines,
(c) technical editors and writers, (d) graphic designers and technicians, and
(e) health care service personnel. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures.
Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The company considers its relationships with employees to be excellent.

Description of Business

Facilities

        VSE's principal executive and administrative offices are located in a five story building in Alexandria, Virginia, leased by VSE through the year 2003. This building contains approximately 108,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from more than 20 U.S. branch offices located at or near customer sites to facilitate communications and enhance project performance. Branch offices are generally occupied under short term leases and currently include an aggregate of approximately 195,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the United States (generally at foreign shipyards); these services are often of short duration based on "tiger team" or "as-ordered" requirements.

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

Backlog

        As of December 31, 1997, VSE had proposals pending for engineering services contracts covering approximately $800 million in services for the Department of Defense or other government agencies or prime contractors. If these contracts are awarded to VSE, resulting ordering periods could extend through 2003.

        However, there is no assurance that VSE will be the successful bidder for any of these contracts. Moreover, there can be no assurance that contract awards, if any, will result in any revenues to VSE because (a) contract awards are often rescinded as a result of the government's bid protest procedures,
(b) contracts may not be funded at the nominal amounts cited in competitive bid announcements, and (c) contracts when funded may be terminated at the con-venience of the government.

        During 1997 and 1996, VSE was awarded contracts having potential ceiling values of approximately $130 million and $120 million, respectively.

        VSE's funded backlog of work as of December 31, 1997, 1996, and 1995 was approximately $110 million, $120 million and $40 million, respectively. "Funded" backlog is defined as orders for services that have not been fully rendered and for which funding has been provided either at the time of award or thereafter. Substantially all of the funded backlog is expected to be completed within one year.

Description of Business

        The excess of unfulfilled contract estimates over the incremental funding authorized represents an "unfunded" backlog. Based on the total estimated value of contracts actually awarded, the potential revenues for work remaining to be performed under existing contracts (both funded and unfunded backlog) was approximately $1.2 billion, $1.3 billion, and $1.3 billion, as of December 31, 1997, 1996 and 1995, respectively. VSE has no reasonable basis on which to determine when or if such unfunded backlog may be funded. However, because of uncertainties associated with changing program requirements and the ultimate availability of funds, VSE believes that measurements of unfunded backlog are of limited use in evaluating future workload.

Competition and Risks

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

        The government's own "in-house" capabilities are also, in effect, competitors of VSE (including the government's own nonprofit federally funded research and development centers) because government employees often perform many of the services that might otherwise be performed by VSE.

        It is not possible to predict the extent and range of competition which VSE will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. Competition in the government contract business has intensified since 1987 due to declining government budgets, and such markets are often dominated by one or a few "niche" companies. VSE believes the principal competitive factors for the professional and technical services business in which it is engaged are tech-nical and financial qualifications, quality and innovation of services and products, and low price.

        Since 1993, the government has initiated a series of changes designed to improve and streamline its acquisition policies and procedures. Such changes include an emphasis on very large contracts, which may reduce the potential number of qualified bidders; past performance, which may be used to exclude entrance into new government markets; multiple-award schedules, which may result in unequal contract awards between successful contractors ; and best value contract awards, which reduce the advantages of price competition. The net effect of all such changes on future VSE revenues is unknown.

        Risks. Sales of key business process or enterprise-wide computer soft-ware, such as the software sold by CMstat, are subject to a lengthy sales cycle which may exceed one year in some instances. The length of the sales cycle increases marketing costs, increases the risk of product obsolescence, makes it difficult to predict the timing and amount of revenues, and may

Description of Business

result in large negative cash flows and operating losses pending the final results of such sales efforts. The company's services are typically provided under cost-plus-fee, time and materials or fixed-price contracts. Under cost-plus-fee contracts, the customer reimburses VSE for its allowable costs permitted by regulations and pays a fee based on negotiated terms. Under time and materials contracts, the customer pays VSE at fixed hourly rates for direct labor costs and the related overhead and profit, and reimburses VSE for the cost of materials without profit. Under fixed-price contracts, the customer pays an agreed price for services or products. Under fixed-price contracts and time-and-materials contracts, VSE bears the risk that increased or un-expected costs may reduce its profit or cause it to sustain a loss. To the extent VSE incurs actual costs below anticipated costs on these contracts, VSE realizes greater profit margins.

        Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis.

        VSE's business with the government is subject to the risk that one or more of its potential contracts or extensions of existing contracts may be awarded by the contracting agency to a competitor, including "small and dis-advantaged" or minority-owned businesses pursuant to "set-aside" programs administered by the Small Business Administration or may be "bundled" into omnibus contracts for very large businesses. In addition, VSE's business is subject to funding delays, extensions, and moratoriums caused by political and administrative disagreements such as occurred during the 1996 U.S. budget negotiations. To date, the effect of such negotiations and disagreements on VSE has not been material; however, no assurances can be given about such risks with respect to future years.

        VSE's business is subject to the risks associated with global economic conditions associated with potential foreign customers served through VSE's contracts with the U.S. Government. For example, the reported economic slowdown of certain countries located in Southeast Asia could potentially affect BAV sales.

        Government contracts are subject to termination at the government's convenience, which means that the government may terminate the contract at any time, without cause. However, during VSE's 39-year history the aggregate amount of such government terminations for convenience has not been material. If a government contract is terminated for convenience, generally VSE is reimbursed for its allowable costs to the date of termination and is paid a proportionate amount of the stipulated profit or fee for the work actually performed.

        The books and records of the company are subject to audit by the Defense Contract Audit Agency, which audits can result in adjustments to contract

Description of Business

costs and fees. Audits by such agency have been completed for all years through 1995 without material adjustments. However, there is no assurance that future adjustments will not be required.

Management Discussion and Analysis

        The discussion and analysis which follows is intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), including CMstat Corporation ("CMstat"), acquired in May 1995, Energetics Incorporated ("Energetics"), acquired in August 1995, Human Resource Systems, Inc. ("HRSI"), VSE Corona, Inc. ("VCI"), VSE Services Corporation ("VSES"), and Value Systems Services ("VSS") and BAV, unin-corporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U.S. Government (the "government"). VCI and VSES have generally been inactive since 1992. Intercompany sales are principally at cost and have been eliminated from the consolidated financial statements.


Results of Operations

Revenues

        The following table shows the revenues from continuing operations of VSE and subsidiaries and such revenues as a percent of total revenues:

                      Revenues from Continuing Operations
                            (dollars in thousands)
                                  1997            1996            1995
Company or Business Unit        Revenues    %   Revenues    %   Revenues   %
------------------------        --------  ----- --------  ----- -------- ----
Engineering, Logistics, Management and
Technical Services Segment:
VSE (parent only) . . . . . . . $ 50,126   32.2 $ 47,404   39.5  $56,889  77.1
BAV . . . . . . . . . . . . . .   75,296   48.3   45,399   37.8    1,431   1.9
Energetics  . . . . . . . . . .   11,598    7.4   11,286    9.4    4,007   5.4
VSS . . . . . . . . . . . . . .    9,179    5.9    8,798    7.3    8,396  11.4
HRSI  . . . . . . . . . . . . .    6,437    4.1    2,729    2.3    1,655   2.3
                                --------  ----- --------  ----- -------- -----
                                 152,636   97.9  115,616   96.3   72,378  98.1

Software Products and Services
Segment:
CMstat  . . . . . . . . . . . .    3,227    2.1    4,471    3.7    1,412   1.9
                                --------  ----- --------  ----- -------- -----
Total revenues  . . . . . . . . $155,863  100.0 $120,087  100.0  $73,790 100.0
                                ========  ===== ========  =====  ======= =====


Engineering, Logistics, Management and Technical Services Segment
The largest customer for the engineering, logistics, management and technical services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's engineering services revenues have historically been subject to year to year fluctuations resulting from changes in the level of Defense spending. The Defense budget has been restrained by the federal budget deficit in recent

Management Discussion and Analysis

years, and there can be no assurance that future reductions in the Defense budget will not have a material adverse impact on the company's results of operations or financial position.

        Substantially all of the company's revenues from this segment depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts.
In 1997, 1996 and 1995, the company did not experience any termination of con-tracts for the convenience of the government nor any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position. The increases in revenues between periods is driven primarily by the BAV contract.

        BAV Contract - In August 1995, VSE's BAV Division was awarded a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. BAV began work on the contract in September 1995. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005. The contract accounted for approximately 48% and 38% of consolidated revenues from continuing operations during 1997 and 1996, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers world-wide. The company experienced significant quarterly revenue fluctuations in 1997 and anticipates that future quarterly revenues will be subject to sig-nificant variations primarily due to this contract.


Software Products and Services Segment

        Revenues from the software products and services segment decreased approximately 28% to $3.2 million in 1997 compared to 1996. The revenues depend upon a number of factors including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the timing of new product introductions and product enhance-ments by CMstat and its competitors. Revenues increased from $1.4 million in 1995 to $4.5 million in 1996 primarily due to closing several large customer sales that CMstat had been vigorously pursuing.

        The profitability of this segment is dependent upon CMstat's sales. While management believes that CMstat will generate sufficient revenues in 1998, failure to do so could adversely affect the company's results of operations.

Management Discussion and Analysis

Income from Continuing Operations Before Income Taxes

The following table shows consolidated revenues and income from continuing operations before income taxes of VSE segments, other items of income and expense, and such amounts as a percent of segment revenues. Engineering, logistics, management and technical services segment revenues were 97.9%, 96.3% and 98.1% of total revenues for 1997, 1996 and 1996, respectively. Software products and services segment revenues made up the remaining revenues.

          Income (Loss) from Continuing Operations Before Income Taxes
                             (dollars in thousands)

Description                   1997     %        1996      %     1995      %
-----------               --------   -----   --------  -----   -------  -----
Engineering, Logistics, Management
and Technical Services Segment:

Revenues . . . . . . .    $152,636   100.0%  $115,616  100.0%  $72,378  100.0%
Costs and expenses . .     147,649    96.7    111,852   96.7    69,478   96.0
                          --------   -----   --------  -----   -------  -----
Gross profit . . . . .       4,987     3.3      3,764    3.3     2,900    4.0
Selling, general and
  administrative expenses      617     0.4        507    0.4       178    0.2
Interest expense . . .         130     0.1        314    0.3        94    0.1
                          --------   -----   --------  -----   -------  -----
Income from continuing
  operations before
  income taxes . . . .    $  4,240     2.8%  $  2,943    2.6%  $ 2,628    3.7%
                          ========   =====   ========  =====   =======  =====
Software Products and
  Services Segment:
Revenues . . . . . . .    $  3,227   100.0%  $  4,471  100.0%  $ 1,412  100.0%
Costs and expenses . .       8,941   277.1      4,138   92.6     1,110   78.6
                          --------   -----   --------  -----   -------  -----
Gross (loss) profit. .      (5,714) (177.1)       333    7.4       302   21.4
Selling, general
  administrative expenses      233     7.2        165    3.7        40    2.8
Interest expense . . .         376    11.6        149    3.3        42    3.0
                          --------   -----   --------  -----   -------  -----

(Loss)income from continuing
  operations before
  income taxes   . . .    $ (6,323) (195.9)% $     19    0.4%  $   220   15.6%
                          ========  ======   ========  =====   =======  =====

Engineering, Logistics, Management and Technical Services Segment

        Costs and expenses of operations, as a percentage of segment revenues, remained at 96.7% in 1997 as compared to 1996. Costs and expenses of opera-tions, as a percentage of segment revenues, increased by approximately .7% during 1996 as compared to 1995. The percentage differences between 1997,

Management Discussion and Analysis

1996 and 1995 are due to a combination of factors, some of which are offsetting, including (a) differences between costs incurred and whether they may be billed based on contract provisions, (b) the effects of increases or decreases in facility and equipment lease renewals, fringe benefit programs, and similar period expenses, (c) costs associated with contract start-up and termination phases, (d) narrower profit margins on new work due to increased competition,
(e) increased labor costs reflecting a more competitive marketplace for attracting and retaining our employees, (f) the establishment and reversal of reserves for potential contract disallowances due to the timing of government audits on costs incurred, and (g) effective project and cost management.

        Selling, general and administrative expenses as a percentage of segment revenues remained constant in 1997 as compared to 1996.

        Selling, general and administrative expenses as a percentage of segment revenues increased slightly, .2 %,in 1996 as compared to 1995 primarily due to a small increase in the amortization of intangible asset costs associated with the acquisitions of CMstat and Energetics in 1995.

        Interest expense as a percentage of segment revenues decreased approximately .2% in 1997 as compared to 1996 due primarily to the improved cash collection cycles on government contracts.

        Interest expense as a percentage of segment revenues increased approximately .2% in 1996 as compared to 1995 due primarily to the use of bank borrowings to finance the increased levels of accounts receivable associated with the significant revenue growth in 1996, and to reflect interest costs associated with financing the acquisitions of CMstat and Energetics in 1995 (see "Acquisitions and Divestitures" below).

Software Products and Services Segment

        Costs and expenses of operations, as a percentage of segment revenues, increased approximately 185% attributable to CMstat's loss for 1997 due to the failure to consummate several large contracts, higher operating costs incurred in anticipation of such prospective contracts, the writedown of approximately $725 thousand in leasehold improvements associated with the sublease of CMstat's former headquarters space, and the amortization of approximately $1.4 million of previously capitalized software development costs. CMstat's business continues to consist of large contracts with long sales cycles. Cost reduction efforts have been implemented to reduce CMstat's operating cost levels and management believes that future CMstat sales will return to a level commensurate with operating expenses.

        Costs and expenses of operations, as a percentage of segment revenues, increased approximately 14.0% during 1996 as compared to 1995. This increase is primarily due to increased product development and operating expenses related to product sales and services.

Management Discussion and Analysis

        Selling, general and administrative expenses, as a percentage of segment revenues, increased approximately 3.5% during 1997 as compared to 1996. This increase is primarily due to increased marketing expenses.

        Selling, general and administrative expenses as a percentage of segment revenues increased approximately .9% during 1996 as compared to 1995. This increase is primarily due to administrative salaries.

        Interest expense, as a percentage of segment revenues, increased approximately 8.3% in 1997 as compared to 1996 due primarily to the cost of financing the CMstat operating loss.

        Interest expense, as a percentage of segment revenues, increased approximately .3% during 1996 as compared to 1995. This increase is primarily due to the cost of financing increased receivables.

        The company expects that this segment will experience significant fluctuations in quarterly operating results due largely to the nature of CMstat's business. CMstat's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the timing of new product introductions and product enhancements by CMstat and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, and its ability to develop and market new products and control costs. CMstat's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise-level business software system is usually discretionary, involves a significant commitment of customer resources and is subject to delays, budget cycles and to the internal authorization procedures of CMstat's customers. The loss or delay of individual orders could have a significant impact on CMstat's operating results, particularly on a quarterly basis. Furthermore, while CMstat's revenue from license fees is difficult to predict because of the length and variability of CMstat's sales cycles, CMstat's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter.
To the extent such expenses precede, or are not subsequently followed by, anticipated revenue, the company's operating results could be materially and adversely affected.

        CMstat derives substantially greater profit margins from license fees than from service revenues or from third-party equipment and software. The mix of revenues among these three components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Over the past year, the percentage of the CMstat's total revenues represented by service revenues has increased slightly. Should lower margin service revenues or revenues from third-party equipment and software increase in the future as a percentage of the company's total revenues, CMstat's margins and income from operations could be adversely affected.

Management Discussion and Analysis

        As a result of these and other factors, the company's operating results for any quarter are subject to significant variation, and the company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The company's 1997 quarterly operating results are not a good indicator of future quarterly results.


Acquisitions and Divestitures

        On May 31, 1995 the company acquired all of the outstanding capital stock of CMstat, which develops and supports software for commercial and government customers. On August 29, 1995 the company acquired all of the outstanding stock of Energetics, which supports government and industry technology programs in the fields of energy use and the environment.

        On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering. Under the terms of the transaction, VSE sold all of the out-standing capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for cash and a promissory note for which principal is payable in installments from January 1, 1997 through September 1, 2001. The transaction resulted in a pretax loss of approximately $300 thousand.


Liquidity and Capital Resources

Cash Flows

        A net decrease in cash and cash equivalents of approximately $400 thousand during 1997 resulted from approximately $8.1 million provided by operations, approximately $2.7 million used in investing activities, and approximately $5.8 million used in financing activities. Significant investing activities included approximately $2.2 million associated with the purchase of property and equipment. Significant financing activities included a decrease in bank loan borrowings of $5.5 million, net of commitments for checks out-standing at year end of approximately $3.0 million. Cash flows provided by operating activities increased in 1997 as compared to 1996 due primarily to decreases in accounts receivable due to collections of accounts receivable on the BAV contract.

        A net decrease in cash and cash equivalents of approximately $150 thousand during 1996 resulted from approximately $7 million provided by financing activities, approximately $4.4 million used in operating activities, and approximately $2.7 million used in investing activities. Significant financing activities included increased borrowing on the company's revolving term loan, including commitments for checks outstanding at year end, of approximately $7.7 million. Significant investing activities included approximately $3.3 million associated with the purchase of property and equip-ment, including the new office facilities and equipment for CMstat and

Management Discussion and Analysis

the capitalization of software development costs by CMstat. Cash flows used in operating activities increased in 1996 as compared to 1995 due primarily to increases in accounts receivable associated with the increase in work on the BAV contract. A net decrease in cash and cash equivalents of approximately
$2.5 million during 1995 resulted from approximately $7 million used in investing activities, approximately $4.9 million provided by financing activities, and approximately $350 thousand used in operations. Significant investing activities included approximately $3.7 million associated with the acquisition of Energetics, approximately $1 million associated with the acquisition of CMstat, and $2.3 million associated with the purchase of property and equipment, including property and equipment purchases to support the new BAV contract. Significant financing activities included increased borrowing on the company's revolving term loan, including commitments for checks outstanding at year end, of approximately $4.9 million.

        The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets including leaseholds for office and computer support, to pay cash dividends, and to finance internal research and development, primarily software development. Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank term loan and revolving loan commitments are adequate to meet current operating cash requirements.


Working Capital

        VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which are primarily derived from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems. Working capital is also affected by (a) contract retainages, (b) start-up and termination costs associated with new or completed contracts, (c) capital equipment requirements, (d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, and (e) profitability.

        Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving pay-ment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.


Dividends

        Cash dividends were declared at the rate of $.144 per share during 1997, $.138 per share during 1996, and $.13 per share during 1995. Pursuant to its

Management Discussion and Analysis

bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


ESOP Advances

        During 1997 and 1996, the company advanced the ESOP trust $330 thousand and $350 thousand, respectively, in connection with distributions made to terminated participants. The advances are payable to the company when the funds become available. The ESOP trust holds approximately 52,000 unallocated shares of the company's common stock related to these transactions.


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


Global Economic Conditions

        VSE's business is subject to the risks associated with global economic conditions associated with potential foreign customers served through VSE's contracts with the U.S. Government. For example, the reported economic slowdown of certain countries located in Southeast Asia could potentially affect BAV sales. Management is unable to predict what, if any, impact such conditions may have on the company's financial position or results of operations.


Year 2000

        The company has assessed the impact of the "Year 2000" issues on its systems and operations and does not believe it will have a material impact on the financial position or the results of operations of the company.


Market Risk

        The Company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at December 31, 1997.

Executive Officers
-------------------

William R. Albertolli, 55
Senior Vice President and General
Manager, VSS Division

Byron S. Bartholomew, 70
Executive Vice President, Business
Development

Thomas J. Corridon, 40
Senior Vice President and Comptroller

Donald M. Ervine, 61
Chairman and Chief Executive Officer

James M. Knowlton, 55
Executive Vice President and
General Manager, BAV Division

Richard B. McFarland, 64
President and Chief Operating Officer

Thomas L. Prather, Jr., 57
Senior Vice President and General
Manager, Land Warfare Group

Mark A. Robin, 44
Senior Vice President, Human
Resources and President,
Human Resource Systems, Inc. ("HRSI")

Jayne M. Tuohig, 51
Senior Vice President and General
Manager, Postal Service Program Center

Paul A. Vander Myde, 61
Senior Vice President, Corporate
Affairs

Craig S. Weber, 53
Senior Vice President, Chief
Financial Officer, Secretary
and Treasurer

VSE COMMON STOCK
----------------
    VSE common stock (par value $.05 per
share) is traded in the Nasdaq National
Market System, trading symbol: VSEC
Newspaper listing:  VSE.

    The following table sets forth the
range of high and low sales price
information on VSE common stock for
each quarter and annually during the
last two years based on information
reported by the Nasdaq National Market
System and adjusted for the five-for-
four stock split effected on January 7,
1998 and the two-for-one stock split
effected on May 15, 1996.  Trading in
the VSE common stock has been sporadic.


Quarter         High    Low   Dividends
-------         ----    ---   ---------
1996:
March 31 . . . $14.00  $10.00  $.034
June 30  . . .  16.80   11.60   .034
September 30 .  17.20   11.80   .034
December 31  .  15.00   12.60   .036
For the year   $17.20  $10.00  $.138

1997:
March 31 . . . $13.80  $11.60  $.036
June 30  . . .  11.80    8.00   .036
September 30 .  10.70    9.60   .036
December 31  .  10.20    9.60   .036
For the year   $13.80  $ 8.00  $.144


     There were approximately 1,200
stockholders of VSE common stock as of
March 1, 1998, consisting of about 299
stockholders of record plus the number
of beneficial owner proxy sets provided
in connection with VSE's 1997 Annual
Meeting of Stockholders to (a) brokers,
banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k)
Plan.

     VSE has a loan agreement with a
bank which permits, subject to absence
of any event of default the payment of
cash dividends subject to annual rate
restrictions.  See Note 4 (Debt) of
"Notes to Consolidated Financial
Statements" included elsewhere in this
Annual Report.

Report of Independent Public Accountants

To the Stockholders of VSE Corporation:

        We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' investment and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its opera-tions and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                               /s/ ARTHUR ANDERSEN LLP

                                               ARTHUR ANDERSEN LLP


Washington, D.C.,
  March 20, 1998

Consolidated Financial Statements

------------------------------------------------------------------------------
Consolidated Balance Sheets                                 As of December 31,
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             1997       1996
                                                           -------    -------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $    15    $   453
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .  24,650     33,707
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     899        435
  Other current assets . . . . . . . . . . . . . . . . . .   1,322      1,916
                                                           -------    -------
      Total current assets . . . . . . . . . . . . . . . .  26,886     36,511
                                                           -------    -------

Property and equipment, net  . . . . . . . . . . . . . . .   5,034      5,145
Capitalized software development costs, net  . . . . . . .       0        966
Deferred tax assets  . . . . . . . . . . . . . . . . . . .     309          0
Intangible assets, net . . . . . . . . . . . . . . . . . .   3,117      3,409
Other assets . . . . . . . . . . . . . . . . . . . . . . .   2,702      2,310
                                                           -------    -------
      Total assets . . . . . . . . . . . . . . . . . . . . $38,048    $48,341
                                                           =======    =======
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . . . . . $   555    $     0
  Accounts payable and other current liabilities . . . . .  10,184     13,508
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   6,152      5,841
  Dividends payable  . . . . . . . . . . . . . . . . . . .      78         78
                                                           -------    -------
      Total current liabilities  . . . . . . . . . . . . .  16,969     19,427

Long-term debt . . . . . . . . . . . . . . . . . . . . . .   7,108     12,651
Deferred tax liabilities . . . . . . . . . . . . . . . . .       0        554
Deferred compensation  . . . . . . . . . . . . . . . . . .   1,490      1,114
                                                           -------    -------
      Total liabilities  . . . . . . . . . . . . . . . . .  25,567     33,746
                                                           -------    -------
Commitments and contingencies (Note 9)

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,165,405 in 1997 and
    3,908,088 in 1996  . . . . . . . . . . . . . . . . . .      108        195
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .    3,631      8,241
  Retained earnings  . . . . . . . . . . . . . . . . . . .    9,422     22,840
  ESOP obligation  . . . . . . . . . . . . . . . . . . . .     (680)      (350)
  Unrealized loss on available-for-sale securities . . . .        0        (46)
  Treasury stock, at cost (2,712,193 shares in 1996) . . .        0    (16,285)
                                                            -------    -------
      Total stockholders' investment . . . . . . . . . . .   12,481     14,595
                                                            -------    -------
      Total liabilities and stockholders' investment  . .   $38,048    $48,341
                                                            =======    =======

See accompanying notes

Consolidated Financial Statements

------------------------------------------------------------------------------
Consolidated Statements of Income             For the years ended December 31,
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                 1997       1996       1995
                                              ---------  --------   ---------
Revenues, principally from contracts . . . .  $ 155,863  $ 120,087  $  73,790

Costs and expenses of contracts  . . . . . .    156,590    115,990     70,588
                                              ---------  ---------  ---------
Gross (loss) profit  . . . . . . . . . . . .       (727)     4,097      3,202

Selling, general and administrative expenses        850        672        218

Interest expense . . . . . . . . . . . . . .        506        463        136
                                              ---------  ---------  ---------
(Loss) income from continuing operations
  before income taxes  . . . . . . . . . . .     (2,083)     2,962      2,848

(Benefit) provision for income taxes . . . .       (636)     1,016      1,110
                                              ---------  ---------  ---------
(Loss)income from continuing operations  . .     (1,447)     1,946      1,738
                                              =========  =========  =========
Discontinued operations, net of tax:

  Loss from operations (net of tax
    benefit of $14 in 1996, $46 in 1995) . .          0        (25)       (92)
  Loss on disposal (net of tax benefit
    of $118) . . . . . . . . . . . . . . . .          0       (179)         0
                                              ---------  ---------  ---------
Net (loss) income  . . . . . . . . . . . . .  $  (1,447) $   1,742  $   1,646
                                              =========  =========  =========

Weighted average shares outstanding:          2,123,544  2,164,505  2,165,994
                                              =========  =========  =========
Basic earnings per share:
  (Loss) income from continuing operations .  $   (0.68) $    0.89  $    0.80
  Loss from discontinued operations  . . . .       0.00      (0.09)     (0.04)
                                              ---------  ---------  ---------
Net (loss) income  . . . . . . . . . . . . .  $   (0.68) $    0.80  $    0.76
                                              =========  =========  =========
Diluted earnings per share:
  (Loss) income from continuing operations .  $   (0.68) $    0.88  $    0.80
  Loss from discontinued operations  . . . .       0.00      (0.09)     (0.04)
                                              ---------  ---------  ---------
Net (loss) income  . . . . . . . . . . . . .  $   (0.68) $    0.79  $    0.76
                                              =========  =========  =========

See accompanying notes

Consolidated Financial Statements

----------------------------------------------------------------------------
Consolidated Statements of Stockholders' Investment
----------------------------------------------------------------------------
(in thousands)
                                                                        Unrealized
                                                                         Loss on
                        Common   Stock    Paid-In  Retained    Treasury    ESOP      Available-for-
                        Shares   Amount   Surplus  Earnings      Stock   Obligation  Sale securities
                        ------   ------   -------  --------    --------- ----------  ---------------
Balance at
  December 31, 1994      1,948    $  97    $8,247   $20,042     $(16,285)   $   0        $  0

Net income for
  the year                  --       --        --     1,646           --       --          --
Dividends
  declared ($.13)           --       --        --      (286)          --       --          --

Issuance of stock            6        1        91        --           --       --          --
                         -----    -----   -------   -------     --------    -----        ----
Balance at
  December 31, 1995      1,954       98     8,338    21,402      (16,285)       0           0

Net income for
  the year                  --       --        --     1,742           --       --          --
ESOP obligation             --       --        --        --           --     (350)         --
Stock split
  effected in the
  form of a 2-for-1
  stock dividend         1,954       97       (97)       --           --       --          --
Unrealized loss
  on marketable
  securities                --       --        --        --           --       --         (46)
Dividends
  declared ($.138)          --       --        --      (304)          --       --          --
                         -----    -----   -------   -------     --------    -----        ----
Balance at
  December 31, 1996      3,908      195     8,241    22,840      (16,285)    (350)        (46)

Net loss for
  the year                  --       --        --    (1,447)          --       --          --
Purchase of Treasury
  Stock                     --       --        --        --          (70)      --          --
ESOP Obligation             --       --        --        --           --     (330)         --
Realized loss on
  marketable
  securities                --       --        --        --           --       --          46
Retirement of
  Treasury Stock        (2,176)    (109)   (4,588)  (11,658)      16,355       --          --
Stock split
  effected in the
  form of a 5-for-4
  stock dividend           433       22      (22)        --           --       --          --
Dividends
  declared ($.144)          --       --        --      (313)          --       --          --
                         -----    -----   -------   -------     --------    -----        ----
Balance at
  December 31, 1997      2,165    $ 108   $ 3,631   $ 9,422     $     --    $(680)       $ --
                         =====    =====   =======   =======     ========    =====        ====


See accompanying notes

Consolidated Financial Statements

---------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows                  For the years ended December 31,
---------------------------------------------------------------------------------------
(in thousands)
                                                                1997     1996     1995
                                                              -------  -------  -------
Cash flows from operating activities:
 Net (loss) income  . . . . . . . . . . . . . . . . . . .     $(1,447) $ 1,742  $ 1,646
 Adjustments to reconcile net (loss) income
   to net cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . .       2,667    1,344      959
    Amortization of capitalized software development costs      1,420      147       51
    Discontinued operations . . . . . . . . . . . . . . .           0      204       92
    Loss on sale of property and equipment  . . . . . . .          47       13       19
    Deferred compensation plan expense  . . . . . . . . .           6      141      188
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
        Accounts receivable . . . . . . . . . . . . . . .       9,057  (17,634)  (5,679)
        Other current assets and noncurrent assets  . . .         157   (1,255)     468
        Deferred taxes  . . . . . . . . . . . . . . . . .      (1,327)     518    1,249
      Increase (decrease) in:
        Current portion of long-term debt . . . . . . . .         555        0        1
        Accounts payable and other current liabilities  .      (3,324)  10,271      629
        Accrued expenses  . . . . . . . . . . . . . . . .         311      157      129
                                                              -------  -------  -------
      Net cash provided by (used in)
        continuing operating activities . . . . . . . . .       8,122   (4,352)    (248)
      Net cash used in discontinued
        operating activities  . . . . . . . . . . . . . .           0      (25)     (92)
                                                              -------  -------  -------
        Net cash provided by (used in)
          operating activities                                  8,122   (4,377)    (340)
                                                              -------  -------  -------
Cash flows from investing activities:
 Purchase of property and equipment,
   (net of dispositions)  . . . . . . . . . . . . . . . .      (2,229)  (2,465)  (2,296)
 Capitalized software development costs . . . . . . . . .        (491)    (795)    (192)
 Acquisition of CMstat, net of cash received. . . . . . .           0        0     (970)
 Acquisition of Energetics, net of cash received. . . . .           0        0   (3,660)
 Net proceeds from sale of Schmoldt Engineering . . . . .           0      100        0
 Change in net assets of discontinued operations. . . . .           0      440       92
                                                              -------  -------  -------
   Net cash used in investing activities                       (2,720)  (2,720)  (7,026)
                                                              -------  -------  -------
Cash flows from financing activities:
  Net (payments of) proceeds from revolving term loan . .      (5,543)   7,659    4,939
  Net proceeds from other long-term debt  . . . . . . . .           0        0       53
  Cash dividends paid . . . . . . . . . . . . . . . . . .        (313)    (300)    (281)
  Net proceeds from (payments of) deferred compensation .         370      (14)      68
  Advance to ESOP . . . . . . . . . . . . . . . . . . . .        (330)    (350)       0
  Purchase of Treasury stock  . . . . . . . . . . . . . .         (70)       0        0
  Realized (unrealized) loss on marketable securities . .          46      (46)       0
  Issuance of common stock  . . . . . . . . . . . . . . .           0        0       92
                                                              -------  -------  -------
    Net cash (used in) provided by financing activities        (5,840)   6,949    4,871
                                                              -------  -------  -------
Net increase (decrease) in cash and cash
    equivalents . . . . . . . . . . . . . . . . . . . . .        (438)    (148)  (2,495)
  Cash and cash equivalents at beginning of year. . . . .         453      601    3,096
                                                              -------  -------  -------
  Cash and cash equivalents at end of year. . . . . . . .     $    15  $   453  $   601
                                                              =======  =======  =======


See accompanying notes

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include two segments: the engineering, logistics, management, and technical services segment and the software products and services segment. The engineering, logistics, management, and technical services segment is comprised of VSE Corporation and its wholly-owned sub-sidiaries ("VSE" or the "company"), Energetics Incorporated ("Energetics"), and Human Resource Systems, Inc. ("HRSI"), and the unincorporated divisions of VSE, Value Systems Services ("VSS") and BAV. This segment is engaged principally in providing engineering, testing, management and information tech-nology services to the U. S. Government (the "government"). Two other VSE sub-sidiaries, VSE Corona, Inc. ("VCI") and VSE Services Corporation ("VSES"), have generally been inactive after 1992. The software products and services segment is comprised of VSE's wholly-owned subsidiary CMstat and is engaged principally in software development and sales of software products and services to primarily government prime contractors. Intercompany sales are principally at cost. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


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


Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires a company to report comprehensive income and its components in financial statements. The company is required to adopt the provisions of the standard during the first quarter of 1998, and, when adopted, will require reclassification of prior years' financial state-ments. There will be no material difference between comprehensive income and historical net income reported by the company.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which supersedes Accounting Principles Board Opinion No. 15 SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. The objective of SFAS No. 128 is to make the U.S. standard for computing EPS more compatible with international EPS computations. SFAS No. 128 has been adopted in these financial statements. Refer to "Stockholders' Investment and Earnings Per Share" below for the discussion of EPS.

Notes to Consolidated Financial Statements

Stockholders' Investment and Earnings Per Share

On December 10, 1997 VSE announced a five-for-four stock split in the form of a stock dividend payable to stockholders of record as of the close of business on December 31, 1997. The stock dividend was distributed on January 7, 1998. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.

At December 31, 1997, options to purchase 159,533 shares and 45,750 shares of common stock at $10.91 and $13.04, respectively, were outstanding. There were no options outstanding during 1995. There was no dilutive impact on reported earnings per share for 1997 and 1995. The computation for earnings per share for the year ended December 31, 1996 is as follows:

                                     Net
                                   Income
                                    from            Weighted
                                 Continuing          Average   Per-Share
                                 Operations          Shares      Amount
                                -------------       ---------  ----------
                                (in thousands)
Basic EPS                          $1,946          2,164,504     $ 0.89
Assumed Exercise of Options             0             33,747       0.00
                                   ------          ---------     ------
Diluted EPS                        $1,946          2,198,251     $ 0.88
                                   ======          =========     ======

Discontinued Operations

On February 7, 1996, VSE sold its wholly owned subsidiary Schmoldt Engineering Services Company ("Schmoldt Engineering"). Under the terms of the transaction, VSE sold all of the outstanding capital stock of Schmoldt Engineering to certain officers of Schmoldt Engineering in exchange for $100 thousand in cash and a $300 thousand promissory note for which principal is payable in monthly installments from January 1, 1997 through September 1, 2001. The transaction resulted in a pretax loss of approximately $300 thousand to VSE which was recorded in the first quarter of 1996.

The company's consolidated financial statements for 1996 and 1995 report separately the net assets and operating results of Schmoldt Engineering as discontinued operations pursuant to the provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Schmoldt Engineering operated in the oil and gas pipeline services business, providing its services to commercial customers. The net losses of these operations from January 1, 1995 to February 7, 1996, are included in the consolidated statements of income under "Discontinued operations, net of tax: Losses from operations."

Revenues from such operations were $66 thousand for the period ended February 7, 1996, and $1,278 thousand for the year ended December 31, 1995.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a component of stockholders' investment.

Realized gains and losses are included in other income. Available-for-sale debt securities as of December 31, 1997 and December 31, 1996 consisted of overnight repurchase agreements of $3.5 million and $253 thousand, respectively, secured by U. S. Government agency securities. The estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant. Additionally, the company held available-for-sale marketable securities as of December 31, 1996 with a fair value of $20 thousand, consisting of publicly traded stock. The unrealized loss on these securities as of December 31, 1996 of $46 thousand is presented as a separate component of stockholders' investment. These securities were sold in December 1997 at a realized loss of $53 thousand.


Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The company believes that concentrations of credit risk with respect to trade accounts receivable are limited as they are primarily
U.S. Government receivables. The company believes that the fair market value of all financial instruments approximates book value.


Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three years ended
December 31, are presented below (in thousands):
                                                1997     1996      1995
                                              ------    ------    ------
   Interest payments . . . . . . . . . . . .  $  568    $  447    $  107
   Income tax payments . . . . . . . . . . .     319       590       839


Contract Revenues

Substantially all of the company's revenues result from contract services performed for the U.S. Government or for contractors engaged in work for the U.S. Government under a variety of contracts. Revenues on cost-type contracts are recorded on the basis of recoverable costs incurred and fees earned.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Revenues on fixed price contracts are recorded as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues on time and material contracts are recorded on the basis of hours delivered plus other allowable direct costs as incurred.

Potential revenue related to work performed at risk is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and its realization is probable. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. In 1996, the company's indirect cost rates were audited and approved for years 1995, 1994 and 1993 with no material changes. This resulted in a reduction of previously established reserves of $1,044 thousand for contract and audit disallowances related to those years. All audit years prior to 1996 have now been approved. In the opinion of management, the audits of the indirect cost rates for 1997 and 1996 will not result in material adjustments, if any, to the company's results of operations or financial position.

The company's software revenues result from sales of software licenses and post contract customer support. Revenue from the sale of licenses is recognized upon delivery of the software. Revenue from the support is recognized ratably over the period to which the support agreement relates.


Property and Equipment


Property and equipment (valued at cost) consisted of the following (in thousands):
                                                           1997        1996
                                                         --------    --------
    Computer systems equipment . . . . . . . . . . . . . $  8,262    $  7,600
    Furniture, fixtures, equipment, and other  . . . . .    5,043       4,760
    Leasehold improvements . . . . . . . . . . . . . . .    2,295       1,877
    Buildings  . . . . . . . . . . . . . . . . . . . . .      381         381
    Land and land improvements . . . . . . . . . . . . .      385         385
                                                         --------    --------
                                                           16,366      15,003
    Less accumulated depreciation  . . . . . . . . . . .  (11,332)     (9,858)
                                                         --------    --------
                                                         $  5,034    $  5,145
                                                         ========    ========

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Depreciation and amortization expense for property and equipment was approximately $2.3 million for 1997, $1.3 million for 1996 and $1 million for 1995. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of four to six years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of all other property and equipment is provided principally by the double-declining method over periods of three to twenty years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years.

In the fourth quarter of 1997, the company entered into negotiations to sub-lease approximately 20,000 square feet formerly occupied by CMstat. The sub-lease agreement was signed in March of 1998. Leasehold improvements of approximately $725 thousand, which will not be recovered by future sublease payments, were fully written down in 1997.


Capitalized Software Development Costs

The company capitalizes certain computer software development costs, primarily associated with CMstat upon the establishment of technological feasibility. Costs capitalized include labor and associated fringe benefits. These costs are amortized utilizing the straight-line method generally over a period of two years. Accumulated amortization as of December 31, 1997 and 1996 was approximately $1.5 million and $226 thousand, respectively. Amortization expense for 1997, 1996 and 1995 was approximately $1.4 million, $147 thousand and $51 thousand, respectively.

The company performs a quarterly review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. In 1997, approximately $890 thousand of previously capitalized software development costs were written down in the fourth quarter of 1997.


Nonoperating Net Income

Nonoperating net income included in selling, general and administrative expenses, primarily interest income, was approximately $46 thousand, $32 thousand, and $79 thousand for the years ended December 31, 1997, 1996 and 1995, respectively.


Deferred Compensation Plans

Deferred compensation plan expense for the years ended December 31, 1997, 1996 and 1995 was approximately $6 thousand, $141 thousand and $188 thousand, respectively.

Included in other assets are assets of the deferred compensation plans which include equity securities recorded at fair value. The fair value of these

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

securities was approximately $1,564 thousand and $1,253 thousand as of December 31, 1997 and 1996, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.Changes in Accounting PrinciplesIn 1995, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This adoption had no impact on the company.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The company elected the disclosure-only alternative and accordingly discloses the pro forma net income and per share amounts in the notes to the consolidated financial statements using the fair-value based method. Refer to Note 7 Stock Option Plans.


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

The following unaudited pro forma results of operations for the year ended December 31, 1995 assume the Energetics acquisition occurred as of the beginning of the period after giving effect to certain adjustments, including amortization of identifiable intangible assets, increased interest expense on acquisition debt, and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(in thousands, except per share amounts)
                                                       1995
                                                      -------
  Revenues  . . . . . . . . . . . . . . . . . . .     $81,341
                                                      =======
  Income from continuing operations . . . . . . .     $ 1,980
                                                      =======
  Income from continuing operations per share . .     $  0.91
                                                      =======

(3)  Accounts Receivable


The components of accounts receivable as of December 31, 1997 and 1996, were as follows (in thousands):
                                                          1997        1996
                                                      ---------   ---------
  Billed  . . . . . . . . . . . . . . . . . . . .     $  12,369   $  10,149
  Unbilled:
  Retainages  . . . . . . . . . . . . . . . . . .           126         467
  Other (principally December work billed in
   January) . . . . . . . . . . . . . . . . . . .        12,295      23,251
  Less-Allowance for doubtful accounts  . . . . .          (140)       (160)
                                                      ---------   ---------
    Total accounts receivable                         $  24,650   $  33,707
                                                      =========   =========

The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of approximately $279 thousand as of December 31, 1997 and approximately $276 thousand as of December 31, 1996. "Unbilled: Other" also includes certain costs which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled: Other" were approximately
$102 thousand and $288 thousand as of December 31, 1997, and 1996, respectively.

Contracts with the U.S. Government, primarily with the U.S. Department of Defense, accounted for more than 95% of revenues in all years presented.
These contracts were performed primarily in the engineering services industry. One such contract with the U.S. Navy accounted for approximately 14% of such revenues in 1995. A new contract awarded in 1995 with the U.S. Navy accounted for approximately 48% and 38% of such revenues in 1997 and 1996, respectively.

The company generally expects to collect all accounts receivable other than retainages within one year.


(4)  Debt


Long-term debt as of December 31, 1997 and 1996 was as follows (in thousands):


Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

                                                         1997       1996
                                                        -------     -------
  Bank loan borrowings and commitments . . . . . . .    $ 7,663     $12,629
  Other debt . . . . . . . . . . . . . . . . . . . .          0          22
                                                        -------     -------
                                                          7,663      12,651
  Less portion due within one year . . . . . . . . .       (555)          0
                                                        -------     -------
                                                        $ 7,108     $12,651
                                                        =======     =======

Prior to July 1997, VSE had a revolving term loan agreement (the "Loan") with a syndicate of three banks. Under the Loan, VSE could borrow up to $45 million, subject to a borrowing formula based on billed receivables. The Loan contained collateral requirements by which company assets were secured and restrictive covenants that included minimum tangible net worth, profitability requirements and a limit on annual dividends. In July, 1997 the company and its lending banks signed an amended loan agreement (the "Amended Loan") which cured covenant noncompliances associated with the Loan, included a term loan portion of debt in addition to revolving loan debt, and made certain other changes to the lending agreement. Under the revolving loan portion of the Amended Loan, VSE can borrow up to $30 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or an optional LIBOR-based rate. A commitment fee is charged on the unused portion of the revolving loan commitment. The termination date of the revolving loan is May 31, 1999. Under the term loan portion of the Amended Loan, VSE converted $4 million of existing revolving loan debt to a term loan payable over four years. Interest is charged at a LIBOR-based rate 1% higher than the LIBOR-based rate charged on the revolving loan. The interest rates charged at year end was approximately
8% for 1997 and 1996. Principal payments are due in 48 monthly installments of approximately $111,000 beginning in August 1998 through July 2001. The Amended Loan contains collateral requirements by which company assets secured amounts outstanding, restrictive covenants that include minimum tangible net worth and cash flow coverage ratio requirements, a limit on annual dividends, and limits on advances to affiliates. As of December 31, 1997, the company did not meet the cash flow coverage ratio covenant, however, a waiver was issued with regard to this covenant for the period ended December 31, 1997 and the company is not in default on the Amended Loan.

Additionally, the lead bank has notified management that the related covenant will be amended for the next four quarters such that financial results prior to December 31, 1997 will not be included in the ratio computation. Management expects that future financial results used in this ratio computation will result in a ratio that will comply with the amended covenant requirements.

There were no outstanding borrowed amounts under the revolving portion of the Amended Loan as of December 31, 1997. Included in long-term debt are commit-ments for checks outstanding at December 31, 1997 and December 31, 1996 of approximately $3.7 million and $7.7 million, respectively.

Other debt is related to debt acquired in the acquisitions of CMstat and Energetics.


(5)  Accrued Expenses


The components of accrued expenses as of December 31, 1997 and 1996, were as follows (in thousands):

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

                                                        1997          1996
                                                     --------      --------
  Accrued salaries  . . . . . . . . . . . . . . . .  $  1,700      $  1,710
  Accrued vacation  . . . . . . . . . . . . . . . .     1,595         1,417
  Estimated future losses on fixed price and
    time and material contracts . . . . . . . . . .       257           355
  Other accrued expenses  . . . . . . . . . . . . .     2,600         2,359
                                                     --------      --------
    Total accrued expenses                           $  6,152      $  5,841
                                                     ========      ========

(6)  ESOP/401(k) Plan and Profit Sharing Plan

VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, the company and certain of its subsidiaries make contributions into a trust which purchases VSE stock on behalf of employees who meet certain age and service requirements and are employed at the end of the plan year. Contribu-tions at the rate of up to 2% of eligible employee compensation may be made at the discretion of the board of directors. Contributions are allocated, subject to a vesting schedule, pro rata based on eligible employee compensation. The plan expense for VSE and certain of its subsidiaries for 1997, 1996, and 1995, was approximately $236 thousand, $328 thousand, and $449 thousand, respectively.


The ESOP/401(k) plan held 816,211 shares and 841,941 shares of VSE stock as of December 31, 1997 and 1996, respectively, which receive dividend payments and are included in the weighted average shares for earnings per share calcula-tions.

During 1997 and 1996, the company advanced the ESOP trust $330 thousand and $350 thousand, respectively, in connection with distributions made to terminated participants. The advances are payable to the company when the funds become available. As of December31, 1997 and 1996, respectively, the ESOP trust held approximately 52 thousand and 22 thousand unallocated shares of the company's common stock related to these transactions, which are not included in the weighted average shares for earnings per share calculations. The ESOP trust may sell these shares to repay the advances from the company.

Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 1997 and 1996 was approximately $420 thousand and $460 thousand, respectively, and from August 29, 1995 to December 31, 1995 the plan expense was approximately $28 thousand.


(7)  Stock Option Plans

1996 Stock Option Plan


The company accounts for the 1996 Stock Option Plan (the "1996 Plan") pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized because the exercise price of


Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

the stock options equals the market price of the underlying stock on the date of grant.  Had compensation cost for the Plan been determined based on SFAS
No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been as follows (in thousands, except per share amounts):
                                       1997       1996
                                     -------     ------
Net (loss) income:     As reported   $(1,447)    $1,742
                                     =======     ======
                       Pro forma      (1,569)     1,643
                                     =======     ======

Earnings per share:    As reported   $ (0.68)    $ 0.79
                                     =======     ======
                       Pro forma       (0.74)      0.75
                                     =======     =======

Under the Plan, the company may grant options for and sell up to an aggregate of 273,698 shares of the common stock of the company. Through December 31, 1997 the company has granted options for 220,725 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors. The 1996 plan will terminate on the earliest of January 1, 2007, or the date on which all options under the 1996 plan have been exercised or terminated.


Information with respect to stock options is as follows:

                                               Weighted            Weighted
                                               Average             Average
                                               Exercise            Exercise
                                         1997   Price       1996    Price
                                         ----   -----       ----    -----
Number of shares under stock options:

  Outstanding at beginning of year     160,707  $10.91          0    $    0
  Granted                               56,500   13.04     164,225    10.91
  Forfeited                            (11,924)  12.83      (3,518)   10.91
                                       -------  ------     -------   ------
  Outstanding at end of year           205,283   11.38     160,707    10.91
                                       =======  ======     =======   ======
  Exercisable at end of year            91,203   11.18      41,056    10.91
                                       =======  ======     =======   ======

Weighted average fair value of
  options granted                        $3.15               $2.43
                                       =======             =======

The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the pricing calculation for 1997 and 1996:

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
                                          1997          1996

Risk free interest rate                   6.03%         5.14%
Dividend yield                            2.00%         2.00%
Expected life                            3 years       3 years
Expected volatility                      29.00%        29.00%

1998 Stock Option Plan

On December 3, 1997, the company's board of directors ratified, subject to shareholder approval, the VSE Corporation 1998 Stock Option Plan (the "1998 Plan"). Under the proposed 1998 Plan, an aggregate of up to 343,750 shares of common stock may be purchased pursuant to the grant of options. Under the 1998 Plan, 15,625 shares will be available for grants to non-employee directors of VSE, and 328,125 shares will be available for grants to executive officers and key employees. Each option granted under the plan will be at fair market value of VSE's stock and will vest 25% immediately on the date of the grant and 25% on each successive anniversary date after the date of the grant (100% vested after three years). Subject to stockholder approval of the 1998 Plan, it is anticipated that no grants will be made under the 1998 Plan until January 1, 1999. Under the 1998 Plan, however, grants may be made at any time after the stockholders approve the 1998 Plan. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options under the 1998 Plan have been exercised or terminated.


(8)  Income Taxes


The company files consolidated federal income tax returns with all of its subsidiaries. The components of the (benefit) provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):


                                                   1997       1996       1995
                                                 -------     ------     ------
  Current
     Federal . . . . . . . . . . . . . . . . . . $   460     $  408     $  508
     State . . . . . . . . . . . . . . . . . . .     231        106        115
                                                 -------     ------     ------
                                                     691        514        623
  Deferred
     Federal . . . . . . . . . . . . . . . . . .  (1,103)       413        393
     State   . . . . . . . . . . . . . . . . . .    (224)        89         94
                                                 -------     ------     ------
                                                  (1,327)       502        487
                                                 -------     ------     ------

  (Benefit) provision for income taxes           $  (636)    $1,016     $1,110
                                                 =======     ======     ======


The differences between the amounts of tax computed at the federal statutory rate of 34% and the provisions for income taxes for 1997, 1996, and 1995 are as follows (in thousands):

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

                                                  1997       1996       1995
                                                 ------     ------     ------
  Tax at statutory federal income tax rate . . . $ (708)    $1,007     $  969
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .     39        124        138
     Permanent differences for tax . . . . . . .     33          3          3
     Other, net  . . . . . . . . . . . . . . . .      0       (118)         0
                                                 ------     ------     ------
     (Benefit) provision for income taxes        $ (636)    $1,016     $1,110
                                                 ======     ======     ======

The company's deferred tax assets (liabilities) as of December 31, 1997 and 1996, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):

                                                  1997        1996
                                                 ------     -------
     Current deferred tax assets   . . . . . . . $1,421     $ 1,252
     Current deferred tax liabilities  . . . . .   (522)       (817)
                                                 ------     -------
       Net current deferred tax assets . . . . .    899         435
                                                 ------     -------
     Noncurrent deferred tax assets  . . . . . .  1,151         855
     Noncurrent deferred tax liabilities . . . .   (792)     (1,359)
     Valuation allowance . . . . . . . . . . . .    (50)        (50)
                                                 ------     -------
       Net noncurrent deferred tax
         assets (liabilities)  . . . . . . . . .    309        (554)
                                                 ------     -------
     Net deferred tax assets (liabilities) . . . $1,208     $  (119)
                                                 ======     =======

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company has established such a valuation allowance for the deferred tax asset associated with certain real property because of the uncertainty that the deferred tax asset will be fully realized.


The tax effects of temporary differences representing deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows (in thousands):

                                                        1997            1996
                                                      -------         -------
   Deferred compensation . . . . . . . . . . . . . .  $ 1,265         $ 1,024
   Accrued expenses  . . . . . . . . . . . . . . . .      312             347
   Accelerated depreciation  . . . . . . . . . . . .      301            (367)
   Other . . . . . . . . . . . . . . . . . . . . . .      150             175
   Allowance for contract and other disallowances  .      109             108
   Deferred revenues . . . . . . . . . . . . . . . .       65            (640)
   Bad debt expense  . . . . . . . . . . . . . . . .       57              65
   Retainages not taxed until billed.  . . . . . . .     (429)           (132)
   Intangible assets . . . . . . . . . . . . . . . .     (572)           (649)
                                                      -------         -------
                                                        1,258             (69)
   Valuation allowance . . . . . . . . . . . . . . .      (50)            (50)
                                                      -------         -------
   Net deferred tax assets (liabilities)              $ 1,208         $  (119)
                                                      =======         =======

Notes to Consolidated Financial Statements

(9)  Commitments and Contingencies

Leases

The principal facilities of the company and its subsidiaries are generally rented under noncancelable operating leases for periods of one to ten years. The company and its subsidiaries also lease furniture and equipment generally under noncancelable operating leases for periods of one to five years. Rent expense for 1997, 1996, and 1995 was approximately $3.2 million, $2.9 million, and $2.2 million, respectively, which was net of sublease income of approximately $318 thousand, $425 thousand, and $272 thousand, respectively. The future minimum annual rental required under leases having remaining non-cancelable lease terms in excess of one year, net of noncancelable sublease income, will approximate $2.3 million in 1998 and 1999, $2 million in 2000, $1.7 million in 2001, $803 thousand in 2002 and $156 thousand thereafter.


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


(10) Segment Information

VSE has two reportable segments: the engineering, logistics, management, and technical services segment which provides diversified engineering, technical, and management services ("ELMTS"), principally to agencies of the United States Government and to other government prime contractors; and the software products and services segment, which provides application software and services ("SPS") related to the installation of the software to primarily commercial customers.

The accounting policies are the same as those described in the summary of significant accounting policies for each segment. VSE's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The software products and services segment was acquired as a unit, and the management has been maintained separately since the acquisition.


The following table presents revenues and other financial information by business segment for the years 1997, 1996 and 1995, in thousands:


Notes to Consolidated Financial Statements

1997                             ELMTS      SPS    Eliminations   Consolidated
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                     $152,636   $3,227   $                $155,863
Interest expense                     130      376                         506
Depreciation and amortization      1,622    2,465                       4,087
Operating income (loss)            4,240   (6,323)                     (2,083)
Assets                            53,917    2,498     (18,367)         38,048
Expenditures for capital assets    1,826      974                       2,800


1996
-------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                     $115,616   $4,471   $                $120,087
Interest expense                     314      149                         463
Depreciation and amortization      1,261      230                       1,491
Operating income                   2,943       19                       2,962
Assets                            51,141    4,421      (7,221)         48,341
Expenditures for capital assets    1,101    2,166                       3,267


1995
-------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                      $72,378   $1,412   $                $ 73,790
Interest expense                      94       42                         136
Depreciation and amortization        985       25                       1,010
Operating income                   2,628      220                       2,848
Assets                            32,129    1,222      (4,413)         28,938
Expenditures for capital assets    2,121      389                       2,510


Selected Quarterly Data

-------------------------------------------------------------------------------
Selected Quarterly Data (Unaudited)
-------------------------------------------------------------------------------
(in thousands, except earnings per share)
                                                      1997 Quarters

                                              1st      2nd      3rd      4th
                                           -------  -------  -------  -------
Revenues . . . . . . . . . . . . . . . .   $47,494  $32,170  $34,564  $41,635
                                           =======  =======  =======  =======
Gross profit (loss). . . . . . . . . . .   $   142  $    11  $   641  $(1,521)
                                           =======  =======  =======  =======
(Loss) income from continuing operations   $  (277) $  (156) $     8  $(1,022)
                                           =======  =======  =======  =======
Net (loss) income  . . . . . . . . . . .   $  (277) $  (156) $     8  $(1,022)
                                           =======  =======  =======  =======

Weighted average shares outstanding  . .     2,146    2,122    2,114    2,114
                                           =======  =======  =======  =======
Basic earnings per share:

(Loss) income from continuing operations   $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======
Net (loss) income per share  . . . . . .   $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======
Diluted earnings per share:

Weighted average shares outstanding  . .     2,146    2,122    2,114    2,114
                                           =======  =======  =======  =======

(Loss) income from continuing operations   $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======
Net loss per share   . . . . . . . . . .   $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======

                                                      1996 Quarters

                                              1st      2nd      3rd      4th
                                           -------  -------  -------  -------
Revenues . . . . . . . . . . . . . . . .   $19,638  $24,476  $29,664  $46,309
                                           =======  =======  =======  =======
Gross profit   . . . . . . . . . . . . .   $ 1,154  $   838  $   892  $ 1,213
                                           =======  =======  =======  =======
Income from continuing operations  . . .   $   468  $   467  $   478  $   533
                                           =======  =======  =======  =======
Loss from discontinued operations  . . .   $  (204) $     0  $     0  $     0
                                           =======  =======  =======  =======
Net income . . . . . . . . . . . . . . .   $   264  $   467  $   478  $   533
                                           =======  =======  =======  =======

Weighted average shares outstanding  . .     2,173    2,173    2,166    2,146
                                           =======  =======  =======  =======
Basic earnings per share:

Income from continuing operations  . . .   $   .22  $   .21  $   .22  $   .24
                                           =======  =======  =======  =======
Loss from discontinued operations  . . .   $  (.09) $     0  $     0  $     0
                                           =======  =======  =======  =======
Net income per share . . . . . . . . . .   $   .13  $   .21  $   .22  $   .24
                                           =======  =======  =======  =======
Diluted earnings per share:

Weighted average shares outstanding  . .     2,207    2,207    2,200    2,179
                                           =======  =======  =======  =======

Income from continuing operations  . . .   $   .21  $   .21  $   .22  $   .24
                                           =======  =======  =======  =======
Loss from discontinued  operations . . .   $  (.09) $     0  $     0  $     0
                                           =======  =======  =======  =======
Net (loss) income per share  . . . . . .   $   .12  $   .21  $   .22  $   .24
                                           =======  =======  =======  =======


Form 10-K
-------------------------------------------------------------------------------
Securities and Exchange Commission
Washington, D. C.  20509

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997
Commission File No. 0-3676

Registrant: VSE Corporation
Incorporated in the State of Delaware
IRS Employer Identification No. 54-0649263
Address:  2550 Huntington Avenue, Alexandria, Virginia 22303-1499
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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in definitive proxy statements incorporated by reference in Part III of this Form 10-K.

The aggregate market value (average of high and low sales prices) of VSE Corporation voting stock held by non-affiliates as of March 1, 1998, was approximately $11 million.

As of March 1, 1998, 2,186,905 shares of VSE Corporation Common Stock were outstanding.

Portions of the Registrant's 1997 Annual Report to stockholders for the year ended December 31, 1997, are incorporated by reference into Part I and II of this report.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 7, 1998, are incorporated by reference in Part III of the Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSE Corporation
Registrant
C. S. Weber, Senior Vice President, Secretary and Treasurer
March 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 1998, by the following persons in the capacities indicated:

D. M. Ervine
Chairman and Chief Executive Officer

R. B. McFarland
President and Chief Operating  Officer

C. S. Weber
Senior Vice President and Principal Financial Officer

T. J. Corridon
Senior Vice President and Principal Accounting Officer

A majority of the Directors of the Registrant whose names appear on page 51.

Form 10K Cross-Reference Index
-------------------------------------------------------------------------------
Part        Item                                                       Page(s)
-------------------------------------------------------------------------------
I.          1.     Business                                              11-18
            2.     Properties                                             4-10
            3.     Legal Proceedings                                       44
            4.     Submission of Matters to a Vote of Security Holders    None
            -      Executive Officers of the Registrant                    27
II.         5.     Market for Registrant's Common Stock and Related
                     Stockholder Matters                                   27
            6.     Selected Financial Data                                 1
            7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 19-26
            8.     Financial Statements and Supplementary Data           29-46
            9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                 None
III.        10.    Directors and Executive Officers of the Registrant      *
            11.    Executive Compensation                                  *
            12.    Security Ownership of Certain Beneficial Owners
                     and Management                                        *
            13.    Certain Relationships and Related Transactions          *
IV.         14.    Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K
                   a)  (1) Financial Statements:
                           Report of Independent Public Accountants        28
                           Consolidated Balance Sheets                     29
                           Consolidated Statements of Income               30
                           Consolidated Statements of Stockholder's
                             Investments                                   31
                           Consolidated Statements of Cash Flows           32
                           Notes to Consolidated Financial Statements    33-46
                   (a) (2) Financial Statement Schedules:
                           Schedule II Valuation and Qualifying Accounts   +
                   (a) (3) Exhibits:
                           Exhibits Filed with the Report:
                             Subsidiaries of the Registrant                +
                             Employment Agreement entered into as of
                               January 1, 1996, by and between VSE
                               Corporation and Donald M. Ervine            +
                             Employment Agreement entered into as of
                               January 1, 1996, by and between VSE
                               Corporation and Richard B. McFarland        +
                             Restated Certificate of Incorporation         +
                             Amended By-Laws                               +
                           Exhibits Incorporated by Reference:
                             Specimen Stock Certificate                    +
                             Exchange Agreement dated as of March 25,
                               1992, amended as of September 1, 1992,
                               by and between VSE Corporation and JBT
                               Holding Corp., et al.                       +
                             Deferred Supplemental Compensation Plan       +
                             Stock Purchase Agreement dated August 19,1995
                               by and between VSE Corporation and the -
                               shareholders of Energetics Incorporated     +
                   (b)     Reports on Form 8-K: None

Form 10K Cross-Reference Index
-------------------------------------------------------------------------------
*The information required by Part III, Items 10 through 13, is incorporated by reference from portions of the VSE Corporation Notice of 1997 Annual Meeting and Proxy Statement.

+Copies of financial statement schedules and exhibits are available on request.

Officers and Directors

Officers
Chairman of the Board
 and Chief Executive Officer
  Donald M. Ervine

President and
 Chief Operating Officer
  Richard B. McFarland

Executive Vice President,
 Business Development
  Byron S. Bartholomew

Executive Vice President,
 General Manager, BAV Division
  James M. Knowlton

Senior Vice President,
Chief Financial Officer,
 Secretary and Treasurer
  Craig S. Weber

Senior Vice President and
 Comptroller
  Thomas J. Corridon

Senior Vice Presidents
  William R. Albertolli
  Thomas L. Prather, Jr.
  Mark A. Robin
  Jayne M. Tuohig
  Paul A. Vander Myde

Vice Presidents
  Peter J. Desrosiers
  Maurice A. Gauthier
  John S. Gilroy
  Michael E. Hamerly
  H. Eugene Hosier
  Thomas R. Loftus
  Jeffrey H. McCurdy
  George M. Musick III
  John J. Werbowski

Assistant Vice Presidents
  Bryan E. Adams
  Stephen W. Austin
  Deborah R. Blakeman
  Richard A. Hannah
  M. Darleen Stein
  Sushil Baluja


Board of Directors

  Donald M. Ervine
    Chairman of the Board, VSE
    Corporation

  Robert J. Kelly
    Admiral, U.S. Navy (Ret.);
    Director of International
    Operations, The Wing Group

  Calvin S. Koonce, Ph.D.
    President, Koonce Securities,
    Inc.

  Joseph M. Marchello, P.E., Ph.D.
    Professor, Old Dominion
    University; formerly Chancellor
    of the University of Missouri
    Rolla

  Richard B. McFarland
    President, VSE Corporation

  David M. Osnos
    Senior Member,
    Arent Fox Kintner Plotkin &
    Kahn, PLLC, Attorneys-at-Law

  Jimmy D. Ross
    General, U.S. Army (Ret.);
    Senior Vice President,
    Biomedical Services, American
    Red Cross

  Bonnie K. Wachtel
    Vice President and General
    Counsel, Wachtel & Co., Inc.
    Brokers and Underwriters

Director Emeritus

  Harold P. Weinberg
    formerly Senior
    Vice President and Director
    (1961-1995), VSE Corporation

Corporate Address

VSE's principal executive offices are located at 2550 Huntington Avenue, Alexandria, Virginia 22303-1499. The telephone number is (703) 960-4600. The telecopier number is (703) 960-2688. The Company's Internet address is http://www.vsecorp.com.


Stockholder Inquiries

Inquiries concerning stock ownership, dividends, and stockholder changes of address may be directed to Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016, (1-800-346-6084) or to the company at 2550 Huntington Avenue, Alexandria, Virginia 22303-1499, Attention: Corporate Secretary.


This Annual Report contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements, please see VSE's Securities and Exchange Commission filings, including but not limited to the discussions captioned "Letter to Stockholders" on pages 2 and 3 and "Description of Business" including the discussion on "competition and risks" contained on pages 11 through 18 of VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("SEC Form 10-K"); "Management Discussion and Analysis" on pages 19 through 26 of this Annual Report; and "Note 1 -- Summary of Significant Accounting Policies" and "Note 9 -- Commitments and Contingencies" included in the Notes to Consolidated Financial Statements included on pages 33 through 46 of this Annual Report and incorporated by reference into the SEC Form 10-K.

                                                               EXHIBIT III