Form 10-Q
period 1998-03-31
VSE CORP
filed 1998-05-14
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998         Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of May 1, 1998: 2,186,905.

PAGE


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                       March 31,  December 31,
                                                          1998        1997
                                                       ---------  ------------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $     15    $     15
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     26,575      24,650
  Deferred tax assets  . . . . . . . . . . . . . . .        454         899
  Other current assets . . . . . . . . . . . . . . .      1,659       1,322
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     28,703      26,886

Property and equipment, net  . . . . . . . . . . . .      4,798       5,034
Deferred tax assets  . . . . . . . . . . . . . . . .        217         309
Intangible assets, net . . . . . . . . . . . . . . .      3,032       3,117
Other assets . . . . . . . . . . . . . . . . . . . .      2,932       2,702
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 39,682    $ 38,048
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . .   $    889    $    555
  Accounts payable and other current liabilities . .     11,684      10,184
  Accrued expenses   . . . . . . . . . . . . . . . .      5,741       6,152
  Dividends payable  . . . . . . . . . . . . . . . .         78          78
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     18,392      16,969

Long-term debt . . . . . . . . . . . . . . . . . . .      6,949       7,108
Deferred compensation  . . . . . . . . . . . . . . .      1,559       1,490
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     26,900      25,567
                                                       ========    ========
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,186,905 shares in 1998
    and 2,165,405 in 1997  . . . . . . . . . . . . .        109         108
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,832       3,631
  Retained earnings  . . . . . . . . . . . . . . . .      9,521       9,422
  ESOP obligation  . . . . . . . . . . . . . . . . .       (680)       (680)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     12,782      12,481
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 39,682    $ 38,048
                                                       ========    ========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income         For the three months ended March 31,
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             1998       1997
                                                         ---------  ---------
Revenues, principally from contracts  . . . . . . . . .  $  41,664  $  47,494

Costs and expenses of contracts . . . . . . . . . . . .     41,023     47,352
                                                         ---------  ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . .        641        142

Selling, general and administrative expenses  . . . . .        208        480

Interest expense  . . . . . . . . . . . . . . . . . . .        101        146
                                                         ---------  ---------
Pretax income (loss). . . . . . . . . . . . . . . . . .        332       (484)

Provision (benefit) for income taxes  . . . . . . . . .        154       (207)
                                                         ---------  ---------

Net income (loss) . . . . . . . . . . . . . . . . . . .  $     178  $    (277)
                                                         =========  =========

Weighted average shares outstanding:                     2,181,530  2,145,574
                                                         =========  =========

Basic earnings (loss) per share:  . . . . . . . . . . .  $    0.08  $   (0.13)
                                                         =========  =========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows     For the three months ended March 31,
------------------------------------------------------------------------------
(in thousands)

                                                               1998     1997
                                                             -------  -------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . .  $   178  $  (277)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      440      574
    Deferred compensation plan expense  . . . . . . . . . .       38        0
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .   (1,925)   3,940
      Other current assets and noncurrent assets  . . . . .     (567)  (1,508)
      Deferred taxes, net   . . . . . . . . . . . . . . . .      537      404
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .    1,472   (3,567)
      Accrued expenses. . . . . . . . . . . . . . . . . . .     (411)     408
                                                             -------  -------
        Net cash used in operating activities                   (238)     (26)
                                                             -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . . .    (119)    (455)
  Capitalized software development costs . . . . . . . . . .       0      (94)
  Net proceeds from (payments of)deferred compensation . . .      59      (59)
                                                             -------  -------
   Net cash used in investing activities                         (60)    (608)
                                                             -------  -------
Cash flows from financing activities:
  Net proceeds from revolving term loan . . . . . . . . . .      175      641
  Stock grants  . . . . . . . . . . . . . . . . . . . . . .      202        0
  Cash dividends paid . . . . . . . . . . . . . . . . . . .      (79)     (78)
                                                             -------  -------
    Net cash provided by financing activities                    298      563
                                                             -------  -------

Net decrease in cash and cash equivalents . . . . . . . . .        0      (71)
  Cash and cash equivalents at beginning of period  . . . .       15      453
                                                             -------  -------
  Cash and cash equivalents at end of period  . . . . . . .  $    15  $   382
                                                             =======  =======

PAGE

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1997.


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


Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires a company to report comprehensive income and its components in financial statements. The company adopted the provisions of the standard during the first quarter of 1998. There were no differences between comprehensive income and historical net income reported by the company.


Debt

VSE has a loan agreement with a syndicate of three banks that contains certain financial covenants. As of December 31, 1997 and March 31, 1998, the company did not meet the cash flow coverage ratio covenant, however, a waiver was issued with regard to this covenant for the period ended December 31, 1997 and the company was not in default on the loan.

Additionally, the lead bank has notified management that the related covenant will be amended for 1998.

PAGE

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



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


The following table presents revenues and other financial information by business segment for the periods ended March 31, 1998 and March 31, 1997, in thousands:

March 31, 1998                        ELMTS       SPS   Eliminations  Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                         $ 40,831    $  833    $           $41,664
Interest expense                           0       101                    101
Depreciation and amortization            380        60                    440
Operating income (loss)                  938      (606)                   332
Expenditures for capital assets          115         6                    121


March 31, 1997                        ELMTS       SPS   Eliminations  Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                         $ 46,822    $  672    $           $47,494
Interest expense                          82        64                    146
Depreciation and amortization            366       208                    574
Operating income (loss)                  993    (1,477)                  (484)
Expenditures for capital assets          252       301                    553

PAGE


VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


VSE and its subsidiaries and divisions operate in two segments: the engineering, logistics, management and technical services segment and the soft-ware products and services segment.

Engineering, logistics, management and technical services including information technology services are provided by VSE and by each of its subsidiaries and divisions including Energetics Incorporated ("Energetics"), Human Resource
Systems, Inc. ("HRSI"), and BAV Division ("BAV"), Indian Head Division
("Ordnance"), and Value Systems Services Division ("VSS"), unincorporated divisions of VSE. Two other VSE subsidiaries, VSE Corona, Inc. ("VCI") and VSE
Services Corporation ("VSES") have generally been inactive since 1992.

Software products and services are the primary business of VSE's subsidiary
CMstat Corporation ("CMstat").



The following table sets forth certain items including consolidated revenues, pretax income and net income, and the amount of changes of such items of VSE segments for the three month periods ended March 31, 1998 and 1997 (in thousands).
                                                                     1998
                                                                   Compared
                                                                      to
                                                 1998      1997      1997
                                               -------   -------   -------
Engineering, Logistics, Management and
   Technical Services Segment:

Revenues . . . . . . . . . . . . . . . . . .   $40,831   $46,822   $(5,991)
                                               =======   =======   =======

Pretax income  . . . . . . . . . . . . . . .   $   938  $    993   $   (55)
Provision for income taxes . . . . . . . . .       441       424        17
                                               -------   -------   -------
Net income  . . .  . . . . . . . . . . . . .   $   497   $   569   $   (72)
                                               =======   =======   =======
Software Products and Services Segment:

Revenues . . . . . . . . . . . . . . . . . .   $   833   $   672   $   161
                                               =======   =======   =======

Pretax (loss)  . . . . . . . . . . . . . . .   $  (606)  $(1,477)  $   871
Benefit for income taxes . . . . . . . . . .      (287)     (631)      344
                                               -------   -------   -------
Net (loss) . . . . . . . . . . . . . . . . .   $  (319)  $  (846)  $   527
                                               =======   =======   =======

RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company. The company is engaged principally in providing engineering, software development, testing, and management services to the U.S. Government (the "government"). All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment for the three month period ending March 31, 1998 decreased by approximately 13% as compared to the same period of 1997. The decrease in revenues is primarily due to a decrease in work performed by BAV in 1998. See the discussion about the BAV Contract below. Pretax income for this segment decreased by approximately 5% for the three month period ended March 31, 1998 as compared to the same period of 1997 due primarily to the decrease in work performed by BAV in 1998.

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

Substantially all of the company's revenues from this segment depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1998 and 1997, the company did not experience any termination of contracts for the convenience of the government nor any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position.

BAV Contract In August 1995, VSE's BAV Division was awarded a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. BAV began work on the contract in September 1995. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005. The contract accounted for approximately 53% and 60% of consolidated revenues from operations during the three month period ended March 31, 1998 and 1997, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctuations and anticipates that future quarterly revenues will be subject to significant variations primarily due to this contract.


Software Products and Services Segment

Revenues for this segment for the three month period ending March 31, 1998 increased by about 24% as compared to the same period of 1997. The increase in revenues is due to increases in both product sales and consulting services

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


related to the installation and implementation of CMstat products. Pretax loss for this segment was reduced by approximately 59% for the three month period ended March 31, 1998 as compared to the same period of 1997. The reduced loss is primarily due to the increased level of revenues and to operating cost reduction efforts implemented by management. The profitability of this segment is dependent upon CMstat's sales. While management believes that CMstat will generate sufficient future revenues, failure to do so could adversely affect the company's results of operations.

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

CMstat derives substantially greater profit margins from license fees than from service revenues. The mix of revenues between these two components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Should lower margin service revenues increase in the future as a percentage of the company's total revenues, CMstat's margins and income from operations could be adversely affected.

As a result of these and other factors, the company's operating results for any quarter are subject to significant variation, and the company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. The company's 1998 quarterly operating results are not a good indicator of future quarterly results.

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Liquidity and Capital Resources

Cash and cash equivalents remained unchanged during the three month period ended March 31, 1998. Cash provided by financing activities of approximately $298 thousand was used to finance approximately $238 thousand in operating activities and approximately $60 thousand in investing activities. Significant financing activities included increased borrowing on the company's revolving loan, including commitments for checks outstanding, of approximately $175 thousand. Significant investing activities included purchases of property and equipment of approximately $119 thousand. Cash flows used in operating activities during this period increased by approximately $212 thousand as compared to the same period of 1997 due primarily to increases in accounts receivable, which were partially offset by increases in accounts payable and net income.

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

Quarterly cash dividends at the rate of $.036 per share were declared during the three month period ended March 31, 1998. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


ESOP Advances

During 1997 and 1996, the company advanced the ESOP trust $330 thousand and $350 thousand, respectively, in connection with distributions made to terminated participants. In April, 1998, the company advanced the ESOP trust an additional $200 thousand. The advances are payable to the company when the funds become available. As of March 31, 1998, the ESOP trust held approximately 52,000 unallocated shares of the company's common stock related to these transactions.

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


Global Economic Conditions

VSE's business is subject to the risks associated with global economic conditions associated with potential foreign customers served through VSE s contracts with the U.S. Government. For example, the reported economic slowdown of certain countries located in Southeast Asia could potentially affect BAV sales. Management is unable to predict what, if any, impact such conditions may have on the company's financial position or results of operations.


Year 2000

The company has assessed the impact of the Year 2000 issues on its systems and operations and does not believe Iit will have a material impact on the financial position or the results of operations of the company.


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at March 31, 1998.


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Form 10-K), including the discussions captioned "Change and Challenges"; "Backlog" and "Competition and Risks"; and "Income from Continuing Operations Before Income Taxes" contained respectively in VSE's "Letter to Stockholders"; "Description of Business"; and "Management Discussion and Analysis" in the VSE Corporation 1997 Annual Report incorporated by reference and attached to VSE's Form 10-K filing.

PAGE

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            None.

       (b)  Reports on Form 8-K.

            On April 7, 1998, the Registrant filed a Current Report on Form 8-K reporting the Consent of Independent Public Accountants for the incorporation of their reports included and incorporated by reference in the Registrant's Form 10-K for the year ended December 31, 1997, in the Registrant's previously filed Registration Statement File Numbers 333-15307, 333-15309, and 333-15311.

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


                              VSE CORPORATION

                                       /s/ C. S. WEBER
Date:  May 14, 1998                    -----------------------------------
                                       C. S. Weber, Senior Vice President,
                                                Secretary and Treasurer
                                             (Principal Financial Officer)


                                       /s/ T. J. CORRIDON
Date:  May 14, 1998                    -------------------------------------
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

PAGE