Form 10-Q
period 1998-06-30
VSE CORP
filed 1998-08-11
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549


				  FORM 10-Q


	     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998         Commission File Number:  0-3676


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

Number of shares of Common Stock outstanding as of August 1, 1998: 2,186,905.

PAGE


VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands, except share amounts)
						       June 30,  December 31,
							  1998        1997
						       --------    --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    328    $     15
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     25,900      24,650
  Deferred tax assets  . . . . . . . . . . . . . . .        504         899
  Other current assets . . . . . . . . . . . . . . .      1,610       1,322
						       --------    --------
    Total current assets . . . . . . . . . . . . . .     28,342      26,886

Property and equipment, net  . . . . . . . . . . . .      4,575       5,034
Deferred tax assets  . . . . . . . . . . . . . . . .        309         309
Intangible assets, net . . . . . . . . . . . . . . .      2,948       3,117
Other assets . . . . . . . . . . . . . . . . . . . .      3,198       2,702
						       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 39,372    $ 38,048
						       ========    ========

Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . .   $  1,222    $    555
  Accounts payable and other current liabilities . .      6,890      10,184
  Accrued expenses   . . . . . . . . . . . . . . . .      6,507       6,152
  Dividends payable  . . . . . . . . . . . . . . . .         79          78
						       --------    --------
    Total current liabilities  . . . . . . . . . . .     14,698      16,969

Long-term debt . . . . . . . . . . . . . . . . . . .     10,149       7,108
Deferred compensation  . . . . . . . . . . . . . . .      1,745       1,490
						       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     26,592      25,567
						       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,186,905 shares in 1998
    and 2,165,405 in 1997  . . . . . . . . . . . . .        109         108
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,832       3,631
  Retained earnings  . . . . . . . . . . . . . . . .      9,631       9,422
  ESOP obligation  . . . . . . . . . . . . . . . . .       (792)       (680)
						       --------    --------
    Total stockholders' investment . . . . . . . . .     12,780      12,481
						       --------    --------
    Total liabilities and stockholders' investment .   $ 39,372    $ 38,048
						       ========    ========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income             For the six months ended June 30,
-------------------------------------------------------------------------------
(in thousands, except share amounts)
					  1998                  1997
				  --------------------  --------------------
				    Three      Six        Three      Six
				    Months     Months     Months     Months
				  ---------  ---------  ---------  ---------
Revenues, principally from
  contracts . . . . . . . . . . . $  39,031  $  80,695  $  32,170  $  79,664

Costs and expenses of contracts .    38,324     79,347     32,159     79,511
				  ---------  ---------  ---------  ---------
Gross profit  . . . . . . . . . .       707      1,348         11        153

Selling, general and administrative
  expenses  . . . . . . . . . . .       196        404        150        630

Interest expense  . . . . . . . .       151        252        131        277
				  ---------  ---------  ---------  ---------
Pretax income (loss). . . . . . .       360        692       (270)      (754)

Provision (benefit) for income
  taxes . . . . . . . . . . . . .       171        325       (114)      (321)
				  ---------  ---------  ---------  ---------

Net income (loss) . . . . . . . . $     189  $     367  $    (156) $    (433)
				  =========  =========  =========  =========
Weighted average shares
  outstanding:                    2,132,061  2,130,353  2,121,710  2,131,937
				  =========  =========  =========  =========

Basic earnings (loss) per share:  $    0.09  $    0.17  $   (0.07) $   (0.20)
				  =========  =========  =========  =========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Stockholders' Investment
--------------------------------------------------------------------------------------------------
(in thousands)
											Realized
											Loss on
			     Common Stock    Paid-In  Retained  Treasury     ESOP       Marketable
			    Shares   Amount  Surplus  Earnings    Stock    Obligation   Securities
			    ------   ------  -------  --------  --------   ----------   ----------
Balance at
  December 31, 1996 . . .    3,908   $  195  $ 8,241  $ 22,840  $(16,285)  $   (350)    $     (46)

Net loss for
  the year  . . . . . . .       --       --       --    (1,447)       --         --            --

Purchase of Treasury
  Stock . . . . . . . . .       --       --       --        --       (70)        --            --

ESOP Obligation . . . . .       --       --       --        --        --       (330)           --

Realized loss on
  marketable
  securities  . . . . . .       --       --       --        --        --         --            46

Retirement of
  Treasury Stock  . . . .   (2,176)    (109)  (4,588)  (11,658)   16,355         --            --

Stock split
  effected in the
  form of a 5-for-4
  stock dividend  . . . .      433       22      (22)       --        --         --            --

Dividends
  declared ($.144)  . . .       --       --       --      (313)       --         --            --
			    ------   ------  -------  --------  --------   --------     ----------
Balance at
  December 31, 1997 . . .    2,165      108    3,631     9,422        --       (680)           --

Stock grant                     22        1      201        --        --         --            --

ESOP Obligation . . . . .       --       --       --        --        --       (112)           --

Net income
  for the period  . . . .       --       --       --       367        --         --            --

Dividends declared
  ($.072) . . . . . . . .       --       --       --      (158)       --         --            --
			    ------   ------  -------  --------  --------   --------     ----------
Balance at
  June 30, 1998 . . . . .    2,187   $  109  $ 3,832  $  9,631  $     --   $   (792)    $      --
			    ======   ======  =======  ========  ========   ========     ==========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows         For the six months ended June 30,
-------------------------------------------------------------------------------
(in thousands)
							       1998     1997
							     -------  -------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . .  $   367  $  (433)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      880    1,162
    Deferred compensation plan expense  . . . . . . . . . .       72      119
    Change in assets and liabilities
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .   (1,250)   8,936
      Other current assets and noncurrent assets  . . . . .     (784)    (914)
      Deferred taxes, net   . . . . . . . . . . . . . . . .      395     (228)
      Increase (decrease) in:
      Accounts payable and other current
	liabilities . . . . . . . . . . . . . . . . . . . .   (3,229)  (6,400)
      Accrued expenses. . . . . . . . . . . . . . . . . . .      355      197
							     -------  -------
	Net cash (used in) provided by
	  operating activities                                (3,194)   2,439
							     -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . . .    (252)  (1,352)
  Capitalized software development costs . . . . . . . . . .       0     (201)
  Net proceeds from deferred compensation  . . . . . . . . .     119        0
							     -------  -------
   Net cash used in investing activities                        (133)  (1,553)
							     -------  -------
Cash flows from financing activities:
  Net proceeds from (payments of) bank loan . . . . . . . .    3,708     (481)
  Stock grants  . . . . . . . . . . . . . . . . . . . . . .      202        0
  Advance to ESOP . . . . . . . . . . . . . . . . . . . . .     (112)    (330)
  Purchase of treasury stock  . . . . . . . . . . . . . . .        0      (70)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (158)    (156)
							     -------  -------
    Net cash provided by (used in)
      financing activities                                     3,640   (1,037)
							     -------  -------

Net increase (decrease) in cash and cash equivalents  . . .      313     (151)
  Cash and cash equivalents at beginning of period  . . . .       15      453
							     -------  -------
  Cash and cash equivalents at end of period  . . . . . . .  $   328  $   302
							     =======  =======

PAGE

		      VSE CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1997.


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


Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. We have not yet quantified the impacts of adopting SFAS No. 133 on our financial statements and have not determined the timing or method of our adoption of SFAS No. 133. The company does not believe the adoption will have a material effect on the company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires a company to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect the company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires a company to report comprehensive

PAGE

		      VSE CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)



income and its components in financial statements. The company adopted the provisions of the standard during the first quarter of 1998. There were no differences between comprehensive income and historical net income reported by the company.


Debt

VSE has a loan with a syndicate of three banks that contains certain financial covenants. As of December 31, 1997 the company was not in compliance with the cash flow coverage ratio covenant. The banks issued an amendment to the loan with regard to this covenant for the period ended December 31, 1997. The company was in compliance with the covenant as amended.

Additionally, the banks agreed to amend the cash flow coverage covenant and
certain  other covenants of  the loan for 1998.   As of March 31, 1998 and
June 30, 1998, the company was not in compliance with the cash flow coverage covenant as it was originally written. The banks have agreed to modify the computation method of the cash flow coverage ratio for 1998 as well as make changes to certain other covenants. As of March 31, 1998 and June 30, 1998, the company was in compliance with the loan covenants as amended for 1998.


Litigation

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.


Segment Information

VSE has two reportable segments: the engineering, logistics, management, and technical services segment ("ELMTS") which provides diversified engineering, technical, and management services, principally to agencies of the United States Government and to other government prime contractors; and the software products and services segment ("SPS"), which provides application software and services related to the installation of the software to primarily commercial customers.

The accounting policies are described in the summary of significant accounting policies included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1997. VSE's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The software products and services segment was acquired as a unit, and the management has been maintained separately since the acquisition.
PAGE

		      VSE CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)

The following table presents revenues and other financial information by business segment for the three and six month periods ended June 30, 1998 and June 30, 1997, in thousands:

Three months ended June 30, 1998                ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 38,386     $  645     $39,031
Interest expense                                    15        136         151
Depreciation and amortization                      379         61         440
Operating income (loss)                            941       (581)        360
Expenditures for capital assets                    104         27         131



Six months ended June 30, 1998                  ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 79,217     $1,478     $80,695
Interest expense                                    15        237         252
Depreciation and amortization                      759        121         880
Operating income (loss)                          1,879     (1,187)        692
Expenditures for capital assets                    219         33         252



Three months ended June 30, 1997                ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 31,373     $  797     $32,170
Interest expense                                    33         98         131
Depreciation and amortization                      382        206         588
Operating income (loss)                            757     (1,027)       (270)
Expenditures for capital assets                    799        201       1,000



Six months ended June 30, 1997                  ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 78,195     $1,469     $79,664
Interest expense                                   115        162         277
Depreciation and amortization                      748        414       1,162
Operating income (loss)                          1,750     (2,504)       (754)
Expenditures for capital assets                  1,051        502       1,553

PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

VSE and its subsidiaries and divisions operate in two segments: the engineering, logistics, management and technical services segment and the software products and services segment.Engineering, logistics, management and technical services including information technology services are provided by VSE and by each of its subsidiaries and divisions including Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), and BAV Division ("BAV"), Indian Head Division ("Ordnance"), and Value Systems Services Division ("VSS"), unincorporated divisions of VSE. Two other VSE subsidiaries, VSE Corona, Inc. ("VCI") and VSE Services Corporation ("VSES") have generally been inactive since 1992.

Software products and services are the primary business of VSE's subsidiary CMstat Corporation ("CMstat").

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three and six month periods ended June 30, 1998 and 1997 (in thousands):
								    1998
								  Compared
								     to
								    1997
			 Three Months          Six Months     ----------------
			 Ended June 30,      Ended June 30,   Three    Six
			 1998      1997      1998      1997   Months   Months
		       -------   -------   -------   -------  -------  -------
Engineering, Logistics,
  Management and
  Technical Services
  Segment:

Revenues . . . . . . . $38,386   $31,373   $79,217   $78,195  $ 7,013   $1,022
		       =======   =======   =======   =======  =======   ======

Pretax income  . . . . $   941   $   757   $ 1,879  $  1,750  $   184   $  129
Provision for income
  taxes  . . . . . . .     433       410       874       834       23       40
		       -------   -------   -------   -------  -------   ------
Net income  . . .  . . $   508   $   347   $ 1,005   $   916  $   161   $   89
		       =======   =======   =======   =======  =======   ======

Software Products and
  Services Segment:

Revenues . . . . . . . $   645   $   797   $ 1,478   $ 1,469  $  (152)  $    9
		       =======   =======   =======   =======  =======   ======

Pretax loss  . . . . . $  (581)  $(1,027)  $(1,187)  $(2,504) $   446   $1,317
Benefit for income
  taxes  . . . . . . .    (262)     (524)     (549)   (1,155)     262      606
		       -------   -------   -------   -------  -------   ------
Net loss . . . . . . . $  (319)  $  (503)  $  (638)  $(1,349) $   184   $  711
		       =======   =======   =======   =======  =======   ======

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company. The company is engaged principally in providing engineering, software development, testing, and management services to the U.S. Government (the "government"). All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been re-classified for comparative purposes.


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment increased by approximately 22% for the three month period in 1998 as compared to 1997, and increased only slightly, 1%, for the six month period of 1998 as compared to 1997. The timing of BAV revenue from quarter to quarter is primarily responsible for the three month increase, while revenue for BAV was basically unchanged for the six month periods ending
June 30, 1998 and 1997. All of the other subsidiaries and divisions recorded slight increases in revenue for the six month period ended June 30, 1998 as compared to 1997.

Pretax income for this segment for the three and six month periods ending
June 30, 1998 increased by approximately 24% and 7%, respectively, as compared to the same periods of 1997. The increase in pretax income for these periods is primarily due to increases in revenues and the timing of receipt of award fees on the BAV Contract.

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

BAV Contract In August 1995, VSE's BAV Division was awarded a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign govern-ments. BAV began work on the contract in September 1995. This contract has the potential, if all options are exercised, to generate revenues in PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


excess of one billion dollars over a ten year period from 1995 through 2005.
The contract accounted for approximately 49% and 51% of consolidated revenues from operations during the six month periods ended June 30, 1998 and 1997, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctuations and anticipates that future quarterly revenues will be subject to significant variations primarily due to this contract.


Software Products and Services Segment

Revenues for this segment decreased by approximately 19% for the three month period, and remained substantially unchanged for the six month period ending June 30, 1998, as copared to the same periods of 1997.

The decrease in revenues for the three month period is due to the timing of and fluctuations in product sales and consulting services related to the installation and implementation of CMstat products for the periods compared.

Pretax loss for this segment for the three and six month  periods ending
June 30, 1998 decreased by approximately 43% and 53%, respectively, as compared to the same periods of 1997. The reduced loss is primarily due to operating cost reduction efforts implemented by management. Profitability of this segment is dependent on CMstat's sales. While management believes that CMstat will generate sufficient future revenues, failure to do so could adversely affect the company's results of operations.

The company expects that it will experience significant fluctuations in quarterly operating results due largely to the nature of CMstat's business. CMstat's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organiza-tion, the timing of new product introductions and product enhancements by CMstat and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. CMstat's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise-level business software system is usually discretionary, involves a significant commitment of customer resources and is subject to delays, and to budget cycles and internal authorization procedures of CMstat's customers. The loss or delay of individual orders could have a significant impact on CMstat's operating results, particularly on a quarterly basis. Furthermore, while CMstat's revenue from license fees is difficult to predict because of the length and variability of CMstat's sales cycles, CMstat's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in the recognition of revenue from a limited number
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



of license transactions could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenue, the company's operating results could be materially and adversely affected.

CMstat derives substantially greater profit margins from license fees than from service revenues. The mix of revenues between these two components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. When lower margin service revenues comprise a greater percentage of the company's total revenues, CMstat's margins and income from operations could be adversely affected.

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


Liquidity and Capital Resources

A net increase in cash and cash equivalents of approximately $313 thousand during the six month period ended June 30, 1998 resulted from approximately
$3.6 million provided by financing activities, approximately $3.2 million used in operating activities, and approximately $133 thousand used in investing activities. Significant financing activities included increased borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $3.7 million. Significant investing activities included purchases of equipment of approximately $252 thousand.

A net decrease in cash and cash equivalents of approximately $151 thousand during the six month period ended June 30, 1997 resulted from approximately $2.4 million provided by operating activities, approximately $1.5 million used in investing activities, and approximately $1 million used in financing activities. Significant investing activities included approximately $1.4 million associated with the purchase of property and equipment. Significant financing activities included decreased borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $481 thousand.

The difference between the cash used in operating activities of approximately $3.2 million in 1998 as compared to the cash provided by operating activities of approximately $2.4 million for the same period of 1997 is primarily due to changes in the levels of accounts receivable and accounts payable associated with fluctuation in BAV contract activity.

The company's principal requirements for cash are to finance accounts receivable, to acquire capital assets for office and computer support, and to pay bank debt and pay cash dividends. Performance of work under the BAV contract has increased the company's requirements for cash, however, manage-ment believes that the cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



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

Quarterly cash dividends at the rate of $.036 per share were declared during the three month period ended June 30, 1998. Pursuant to its bank loan agree-ment, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


ESOP Advances

During 1997 and 1996, the company advanced the ESOP trust $330 thousand and $350 thousand, respectively, in connection with distributions made to participants terminating from the ESOP plan administered by the ESOP trust. The loan agree-ments provide for repayment by September 30, 1998 or as market conditions permit. The loan agreements are unsecured and do not require the payment of interest. In June, 1998, the company advanced the ESOP trust an additional
$112 thousand for additional distributions to terminating participants. This advance is due December 31, 1998. As of June 30, 1998, the ESOP trust held approximately 72,000 unallocated shares of the company's common stock related to these transactions.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.
PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



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


Year 2000

The company has ongoing assessments on the impact of the "Year 2000" issue on its systems and operations. Some systems will require modification or replacement over the next two years in order to render the systems ready for the year 2000. Modifications of some systems have already occurred and others are in various stages of activity ranging from evaluation to testing. The company is also assessing how it could be affected by the failure of third parties (i.e. customers and vendors) to address their Year 2000 issues. Management currently believes that the incremental costs of addressing these issues will not materially affect the company's consolidated financial position, liquidity, or results of operations through December 31, 1999.
The company currently believes it will be able to resolve all major Year 2000 issues by the end of 1999.


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at June 30, 1998.


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Form 10-K), including the discussions captioned "Change and Challenge"; "Backlog" and "Competition and Risks"; and "Income from Continuing Operations Before Income Taxes" contained respectively in VSE's "Letter to Stockholders"; "Description of Business"; and "Management Discussion and Analysis" in the VSE Corporation 1997 Annual Report incorporated by reference and attached to VSE's Form 10-K filing.
PAGE

VSE CORPORATION AND SUBSIDIARIES

PART II.   Other InformationItem

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

				VSE CORPORATION


Date:  August 11, 1998                   /s/ C. S. WEBER
					 -------------------------------------
					 C. S. Weber, Senior Vice President,
						Secretary and Treasurer
					     (Principal Financial Officer)



Date:  August 11, 1998                   /s/ T. J. CORRIDON
					 -------------------------------------
					 T. J. Corridon, Senior Vice President
						    and Comptroller
					     (Principal Accounting Officer)





The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.

PAGE