Form 10-Q
period 1998-09-30
VSE CORP
filed 1998-11-04
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				  FORM 10-Q

		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1998        Commission File Number:  0-3676


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

Number of shares of Common Stock outstanding as of November 1, 1998: 2,186,905.


PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
						   September 30,   December 31,
						       1998           1997
						    ------------   -----------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $    289       $     15
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .    28,891         24,650
  Deferred tax assets  . . . . . . . . . . . . . .       866            899
  Other current assets . . . . . . . . . . . . . .     1,541          1,322
						    --------       --------
    Total current assets . . . . . . . . . . . . .    31,587         26,886

Property and equipment, net  . . . . . . . . . . .     4,505          5,034
Deferred tax assets  . . . . . . . . . . . . . . .       429            309
Intangible assets, net . . . . . . . . . . . . . .     2,920          3,117
Other assets . . . . . . . . . . . . . . . . . . .     3,011          2,702
						    --------       --------
    Total assets . . . . . . . . . . . . . . . . .  $ 42,452       $ 38,048
						    ========       ========
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . .  $  1,333       $    555
  Accounts payable and other current liabilities .    15,193         10,184
  Accrued expenses   . . . . . . . . . . . . . . .     7,434          6,152
  Dividends payable  . . . . . . . . . . . . . . .        79             78
						    --------       --------
    Total current liabilities  . . . . . . . . . .    24,039         16,969

Long-term debt . . . . . . . . . . . . . . . . . .     3,257          7,108
Deferred compensation  . . . . . . . . . . . . . .     1,782          1,490
						    --------       --------
    Total liabilities  . . . . . . . . . . . . . .    29,078         25,567
						    --------       --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,186,905 shares in 1998
    and 2,165,405 in 1997  . . . . . . . . . . . .       109            108
  Paid-in surplus  . . . . . . . . . . . . . . . .     3,832          3,631
  Retained earnings  . . . . . . . . . . . . . . .    10,225          9,422
  ESOP obligation  . . . . . . . . . . . . . . . .      (792)          (680)
						    --------       --------
    Total stockholders' investment . . . . . . . .    13,374         12,481
						    --------       --------
    Total liabilities and stockholders' investment  $ 42,452       $ 38,048
						    ========       ========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income  For the three and nine months ended September 30,
------------------------------------------------------------------------------------
(in thousands, except share amounts)
					  1998                   1997
				  --------------------   --------------------
				    Three      Nine        Three      Nine
				    Months     Months      Months     Months
				  ---------  ---------   ---------  ---------
Revenues, principally from
contracts . . . . . . . . . . . . $  45,082  $ 125,777   $  34,564  $ 114,228

Costs and expenses of contracts .    43,774    123,121      33,923    113,434
				  ---------   --------   ---------  ---------
Gross profit  . . . . . . . . . .     1,308      2,656         641        794

Selling, general and administrative
  expenses  . . . . . . . . . . .       221        625         270        900

Interest expense  . . . . . . . .       175        427         149        426
				  ---------  ---------   ---------  ---------
Pretax income (loss). . . . . . .       912      1,604         222       (532)

Provision (benefit) for income
  taxes . . . . . . . . . . . . .       239        564         214       (107)
				  ---------  ---------   ---------  ---------

Net income (loss) . . . . . . . . $     673  $   1,040   $       8  $    (425)
				  =========  =========   =========  =========

Weighted average shares
  outstanding:                    2,122,517  2,128,002   2,113,755  2,126,483
				  =========  =========   =========  =========

Basic earnings (loss) per share:  $    0.32  $    0.49   $    0.00  $   (0.20)
				  =========  =========   =========  =========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Stockholders' Investment
--------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unrealized)
                                                                                      Realized
			     Common Stock                                             Loss on
			    ---------------  Paid-In  Retained  Treasury     ESOP     Marketable
			    Shares   Amount  Surplus  Earnings    Stock   Obligation  Securities
			    ------   ------  -------  --------  --------  ----------  -----------
Balance at
  December 31, 1996 . . .    3,908    $ 195  $ 8,241  $ 22,840  $(16,285)  $   (350)  $    (46)

Net loss for
  the year  . . . . . . .       --       --       --    (1,447)       --         --         --

Purchase of Treasury
  Stock . . . . . . . . .       --       --       --        --       (70)        --         --

ESOP Obligation . . . . .       --       --       --        --        --       (330)        --

Realized loss on
  marketable
  securities  . . . . . .       --       --       --        --        --         --         46

Retirement of
  Treasury Stock  . . . .   (2,176)    (109)  (4,588)  (11,658)   16,355         --         --

Stock split
  effected in the
  form of a 5-for-4
  stock dividend  . . . .      433       22      (22)       --        --         --         --

Dividends
  declared ($.144)  . . .       --       --       --      (313)       --         --         --
			    ------    -----  -------  --------  --------   --------   --------

Balance at
  December 31, 1997 . . .    2,165      108    3,631     9,422        --       (680)        --

Stock grant                     22        1      201        --        --         --         --

ESOP Obligation . . . . .       --       --       --        --        --       (112)        --

Net income
  for the period  . . . .       --       --       --     1,040        --         --         --

Dividends declared
  ($.108) . . . . . . . .       --       --       --      (237)       --         --         --
			    ------    -----  -------  --------  --------   --------   --------

Balance at
  September 30, 1998  . .    2,187    $ 109  $ 3,832  $ 10,225  $     --   $   (792)  $     --
			    ======    =====  =======  ========  ========   ========   ========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows   For the nine months ended September 30,
-------------------------------------------------------------------------------
(in thousands)
							       1998     1997
							     -------  -------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . .  $ 1,040  $  (425)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .    1,336    1,796
    Deferred compensation plan expense  . . . . . . . . . .      109      276
    Realized loss on sales of marketable securities . . . .        0       53
    Change in assets and liabilities
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .   (4,241)   6,450
      Other current assets and noncurrent assets  . . . . .     (584)    (109)
      Deferred taxes, net   . . . . . . . . . . . . . . . .      (87)    (693)
      Increase (decrease) in:
      Accounts payable and other current
	liabilities . . . . . . . . . . . . . . . . . . . .    5,073   (4,207)
      Accrued expenses. . . . . . . . . . . . . . . . . . .    1,282      999
							     -------  -------
	Net cash provided by operating activities              3,928    4,140
							     -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . . .    (554)  (1,638)
  Capitalized software development costs . . . . . . . . . .       0     (394)
  Net proceeds from deferred compensation  . . . . . . . . .     119        0
							     -------  -------
   Net cash used in investing activities                        (435)  (2,032)
							     -------  -------

Cash flows from financing activities:
  Net payments of bank loan . . . . . . . . . . . . . . . .   (3,073)  (1,575)
  Stock grants  . . . . . . . . . . . . . . . . . . . . . .      202        0
  Advance to ESOP . . . . . . . . . . . . . . . . . . . . .     (112)    (330)
  Purchase of treasury stock  . . . . . . . . . . . . . . .        0      (70)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (236)    (234)
							     -------  -------
    Net cash used in financing activities                     (3,219)  (2,209)
							     -------  -------

Net increase (decrease) in cash and cash equivalents  . . .      274     (101)
  Cash and cash equivalents at beginning of period  . . . .       15      453
							     -------  -------
  Cash and cash equivalents at end of period  . . . . . . .  $   289  $   352
							     =======  =======

PAGE

		      VSE CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended
December 31, 1997.


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


Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements nor has it determined the timing or method of adoption. The company does not believe the adoption will have a material effect on its financial position or results of operations.

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


Debt

VSE has a loan with a syndicate of banks that contains certain financial covenants. As of December 31, 1997 the company was not in compliance with the cash flow coverage ratio covenant. The banks issued a waiver to the loan with regard to this covenant for the period ended December 31, 1997.

In 1998, the loan agreement was amended to redefine certain terms and conditions. After amendment, VSE was in compliance with the cash flow ratio covenant and all other covenants for 1997 and through September 30, 1998.


Litigation

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.


Segment Information

VSE has two reportable segments. The engineering, logistics, management, and technical services segment ("ELMTS") provides diversified engineering, technical, and management services, principally to agencies of the United States Government and to other government prime contractors. The software products and services segment ("SPS"), provides application software and services related to the installation and use of the software to primarily commercial customers.

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

The following table presents revenues and other selected financial information by reportable segment for the three and nine month periods ended September 30, 1998 and September 30, 1997, in thousands:
PAGE

		      VSE CORPORATION AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				(Unaudited)


Three months ended September 30, 1998            ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 44,202     $  880    $ 45,082
Interest expense                                    42        133         175
Depreciation and amortization                      391         65         456
Pretax income (loss)                             1,067       (155)        912
Expenditures for capital assets
  (net of dispositions)                            306         (4)        302


Nine months ended September 30, 1998             ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $123,419     $2,358    $125,777
Interest expense                                    57        370         427
Depreciation and amortization                    1,150        186       1,336
Pretax income (loss)                             2,946     (1,342)      1,604
Expenditures for capital assets
  (net of dispositions)                            525         29         554


Three months ended September 30, 1997            ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 33,289     $1,275     $34,564
Interest expense                                    45        104         149
Depreciation and amortization                      415        219         634
Pretax income (loss)                               577       (355)        222
Expenditures for capital assets
  (net of dispositions)                            257        222         479


Nine months ended September 30, 1997             ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $111,484     $2,744    $114,228
Interest expense                                   160        266         426
Depreciation and amortization                    1,163        633       1,796
Pretax income (loss)                             2,327     (2,859)       (532)
Expenditures for capital assets
  (net of dispositions)                          1,308        724       2,032

PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

VSE and its subsidiaries and divisions have two reportable segments. The engineering, logistics, management and technical services segment ("ELMTS") and the software products and services segment ("SPS").

Engineering, logistics, management and technical services including some information technology services are provided by VSE and by each of its subsidiaries and divisions including Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), and BAV Division ("BAV"), Indian Head Division ("Ordnance"), and Value Systems Services Division ("VSS"), unincorporated divisions of VSE. Two other VSE subsidiaries, VSE Corona, Inc. ("VCI") and VSE Services Corporation ("VSES") have generally been inactive since 1992.

SPS includes sales of developed software products and the services related to the installation and use of the software and is the primary business of VSE's subsidiary CMstat Corporation ("CMstat").

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three and nine month periods ended September 30, 1998 and 1997 (in thousands):
								  1998
								Compared
								   to
			  Three Months       Nine Months          1997
			     Ended              Ended        ----------------
			 September 30,      September 30,    Three    Nine
			 1998     1997      1998      1997   Months   Months
		       -------  -------  --------  --------  -------  -------
ELMTS

Revenues . . . . . . . $44,202  $33,289  $123,419  $111,484  $10,913  $11,935
		       =======  =======  ========  ========  =======  =======

Pretax income  . . . . $ 1,067  $   577  $  2,946  $  2,327  $   490  $   619
Provision for income
  taxes  . . . . . . .     350      316     1,224     1,150       34       74
		       -------  -------  --------  --------  -------  -------
Net income  . . .  . . $   717  $   261  $  1,722  $  1,177  $   456  $   545
		       =======  =======  ========  ========  =======  =======
SPS

Revenues . . . . . . . $   880  $ 1,275   $ 2,358  $  2,744  $  (395) $  (386)
		       =======  =======   =======  ========  =======  =======

Pretax loss  . . . . . $  (155) $  (355)  $(1,342) $ (2,859) $   200  $ 1,517

Income tax benefit . .    (111)    (102)     (660)   (1,257)      (9)     597
		       -------  -------   -------  --------  -------  -------
Net loss . . . . . . . $   (44) $  (253)  $  (682) $ (1,602) $   209  $   920
		       =======  =======   =======  ========  =======  =======

PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company. The company is engaged principally in providing engineering, logistics, management and technical services to the U.S. Government (the "government") and software products and related services to commercial customers. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment increased by approximately 33% for the three month period in 1998 as compared to 1997, and increased approximately 11% for the nine month period of 1998 as compared to 1997. The increase in revenues for the three and nine month periods was primarily due to the increased level of work performed by BAV. (See "BAV contract" below). The timing of BAV revenue varies from quarter to quarter and 1998 BAV revenue is not necessarily a good indicator of future BAV revenue. The other subsidiaries and divisions recorded a slight overall increase in aggregate revenue for the nine month period ended September 30, 1998 as compared to 1997.

Pretax income for this segment for the three and nine month periods ending September 30, 1998 increased by approximately 85% and 27%, respectively, as compared to the same periods of 1997. The increase in pretax income for these periods is primarily due to increases in revenues.

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

BAV Contract VSE's BAV Division provides the U.S. Navy with engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This contract has the potential, if all options are exercised, to generate revenues in excess of one
PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

billion dollars over a ten year period from 1995 through 2005. The contract accounted for approximately 50% and 46% of consolidated revenues from opera-tions during the nine month periods ended September 30, 1998 and 1997, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctuations and anticipates that future quarterly revenues will be subject to significant variations primarily due to this contract.


Software Products and Services Segment

Revenues for this segment decreased by approximately 31% for the three month period and 14% for the nine month period ending September 30, 1998, as compared to the same periods of 1997.

The decrease in revenues for the three and nine month periods is due to the timing of and fluctuations in product sales and consulting services related to the installation and implementation of CMstat products.

Pretax loss for this segment for the three and nine month periods ending September 30, 1998 decreased by approximately 56% and 53%, respectively, as compared to the same periods of 1997. The reduced loss is primarily due to operating cost reduction efforts implemented by management. Profitability of this segment is dependent on CMstat's sales. While management believes that CMstat will generate sufficient future revenues, failure to do so could adversely affect the company's results of operations.

The company expects that it will experience significant fluctuations in quarterly operating results due largely to the nature of CMstat's business. CMstat's future operating results will depend upon a number of factors, including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, the successful expansion of its direct sales force and customer support organization, the timing of new product introductions and product enhancements by CMstat and its competitors, the mix of products and services sold, the activities of and acquisitions by its competitors, the timing of new hires and its ability to develop and market new products and control costs. CMstat's operating results could also be affected by general economic conditions. In addition, the decision to license and implement an enterprise-level business software system is usually discretionary, involves a significant commitment of customer resources and is subject to delays and to budget cycles and internal authorization procedures of CMstat's customers. The loss or delay of individual orders could have a significant impact on CMstat's operating results, particularly on a quarterly basis. Furthermore, while CMstat's revenue from license fees is difficult to predict because of the length and variability of CMstat's sales cycles, CMstat's operating expenses are based on anticipated revenue trends. Because a high percentage of these expenses are PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter. To the extent such expenses precede, or are not subsequently followed by, anticipated revenue, the company's operating results could be materially and adversely affected.CMstat derives greater profit margins from license fees than from service revenues. The mix of revenues between these two components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on profit margins. When lower profit margin service revenues comprise a greater percentage of the company's total revenues, CMstat's profit margins and income from operations could be adversely affected.

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


Liquidity and Capital Resources

A net increase in cash and cash equivalents of approximately $274 thousand during the nine month period ended September 30, 1998 resulted from approximately $3.9 million provided by operating activities, approximately
$3.2 million used in financing activities, and approximately $435 thousand used in investing activities. Significant financing activities included decreased borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $3.1 million. Significant investing activities included purchases of equipment of approximately $554 thousand.

A net decrease in cash and cash equivalents of approximately $101 thousand during the nine month period ended September 30, 1997 resulted from approximately $4.1 million provided by operating activities, approximately $2.2 million used in financing activities, and approximately $2 million used in investing activities. Significant financing activities included decreased borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $1.6 million. Significant financing activities included approximately $1.6 million associated with the purchase of property and equipment.

The difference between the cash used in operating activities of approximately $3.9 million in 1998 as compared to the cash provided by operating activities of approximately $4.1 million for the same period of 1997 is primarily due to changes in the levels of accounts receivable and accounts payable associated with fluctuation in BAV contract activity.

The company's principal requirements for cash are to finance accounts receivable, to acquire capital assets for office and computer support, and to pay bank debt and pay cash dividends. Performance of work under the BAV contract has increased the company's requirements for cash, however, management PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

believes that the cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which are primarily from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems. Working capital is also affected by (a) contract retainages, (b) start-up and termination costs associated with new or complete contracts, (c) capital equip-ment requirements, and (d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company.

Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving payment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing require-ments for working capital.

Quarterly cash dividends at the rate of $.036 per share were declared during the three month period ended September 30, 1998. VSE has paid cash dividends each year since 1973.


ESOP Advances

During 1997 and 1996, the company advanced the ESOP trust $330 thousand and $350 thousand, respectively, in connection with distributions made to participants terminating from the ESOP plan administered by the ESOP trust.
The loan agreements provide for repayment by September 30, 1998 or as market conditions permit. The loan agreements are unsecured and do not require the payment of interest. In June, 1998, the company advanced the ESOP trust an additional $112 thousand for additional distributions to terminating participants. This advance is due December 31, 1998. As of September 30, 1998, the ESOP trust held approximately 72,000 unallocated shares of the company's common stock related to these transactions.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at cost. VSE property and equipment consists principally of compu-ter systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.
PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

Global Economic Conditions

VSE's business is subject to the risks associated with global economic conditions relating to potential foreign customers served through VSE's contracts with the U.S. Government. For example, the reported economic slowdown of certain countries located in Southeast Asia could potentially affect BAV sales. Management is unable to predict what, if any, impact such conditions may have on the company's financial position or results of opera-tions.


Year 2000

State of Readiness. Ongoing assessments on the impact of the "Year 2000" issue on systems and operations have been formalized into a Year 2000 Action Plan ("Y2K Plan"). The Y2K Plan includes phases for awareness, inventory and assessment, correction and renovation, validation and testing, and testing and implementation. At this time, the company is completing the inventory and assessment phase, and will begin the correction and renovation phase of VSE's hardware, software and embedded technological systems prior to December 31, 1998.

Costs. Costs incurred to date for year 2000 compliance efforts have been minimal and are included as part of the company's ongoing administrative costs and have not been separately identified. Future potential costs have not yet been estimated. Management believes that the incremental costs of addressing these issues will not materially affect the company's consolidated financial position, liquidity, or results of operations through December 31, 1999.

Risks. The full range of potential risks associated with the year 2000 is under review. Potential risks include obligations related to contract performance on current and past contracts, the reliance on infrastructure services to conduct the company's business operations, and the possibility of liquidity issues caused by payment problems with VSE's banks or government customers.

Contingency Plans. The Y2K Plan calls for the development of contingency plans. VSE currently has extra borrowing capacity under its bank loan agreement and intends to maintain this extra borrowing capacity beyond the year 2000 to provide funding in the event of government customer payment problems. Contingency plans related to contract performance obligations and to business operation infrastructure services will be developed prior to December of 1999.


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at September 30, 1998.
PAGE

VSE CORPORATION AND SUBSIDIARIES

Management Discussion and Analysis

Forward Looking StatementsThis filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Form 10-K), including the discussions captioned "Change and Challenge"; "Backlog" and "Competition and Risks"; and "Income from Continuing Operations Before Income Taxes" contained respectively in VSE's "Letter to Stockholders"; "Description of Business"; and "Management Discussion and Analysis" in the VSE Corporation 1997 Annual Report incorporated by reference and attached to VSE's Form 10-K filing.
PAGE

VSE CORPORATION AND SUBSIDIARIES


PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

	(a)  Exhibits.
	     None.

	(b)  Reports on Form 8-K.


	     No current reports on Form 8-K were filed by the Registrant during the three month period ended September 30, 1998.


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

				VSE CORPORATION



Date:  November 4, 1998                  /s/ C. S. WEBER
					 _____________________________________
					 C. S. Weber, Senior Vice President,
					       Secretary and Treasurer
					     (Principal Financial Officer)



Date:  November 4, 1998                  /s/ T. J. CORRIDON
					 _____________________________________
					 T. J. Corridon, Senior Vice President
						    and Comptroller
					     (Principal Accounting Officer)





The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of manage-ment, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.

PAGE