Form 10-K405
period 1998-12-31
VSE CORP
filed 1999-03-22
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                     54-0649263
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                               22303-1499
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code     (703) 960-4600

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1999, was approximately $21 Million.

Number of shares of Common Stock outstanding as of March 1, 1999: 2,114,905.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's 1998 Annual Report for the year ended
December 31, 1998, are incorporated into Parts I and II of this report.
2.	Portions of the Registrant's Proxy Statement for the Annual Meeting of
Stockholders expected to be held on May 6, 1999, are incorporated by reference into Part III of this report.

PAGE

                                    PART I

ITEM 1.  Business

     Refer to the discussions captioned "Letter to Stockholders", "VSE Operations" and "Description of Business" in VSE Corporation's ("VSE" or the "Registrant") 1998 Annual Report which is incorporated herein by reference.

ITEM 2.  Properties

     Refer to the discussion captioned "Description of Business" in VSE's 1998 Annual Report which is incorporated herein by reference.

ITEM 3.  Legal Proceedings

     Refer to Note 9 (Commitments and Contingencies - Litigation) of the "Notes to Consolidated Financial Statements" in VSE's 1998 Annual Report which is incorporated herein by reference.

ITEM 4.  Submission of Matters to a Vote of Stockholders

     Not applicable.

                                    PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Refer to discussion captioned "VSE Common Stock" in VSE's 1998 Annual Report which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

     Refer to table captioned "Financial Highlights" in VSE's 1998 Annual Report which is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Refer to discussion captioned "Management Discussion and Analysis" in VSE's 1998 Annual Report which is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     Refer to discussion captioned "Management Discussion and Analysis" in VSE's 1998 Annual Report which is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     Refer to sections captioned "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in VSE's 1998 Annual Report which is incorporated herein by reference.


                                     - 1 -
PAGE

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                   PART III


ITEM 10. Directors and Executive Officers of the Registrant

     Information with respect to VSE Directors is incorporated by reference to VSE's definitive proxy statement for its annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after December 31, 1998. The executive officers are chosen annually at the board of directors meeting next following the annual meeting of stockholders and serve until their successors have been duly elected and qualified, or until resignation or removal. Also refer to section captioned "Executive Officers" in VSE's 1998 Annual Report which is incorporated herein by reference.

ITEM 11. Executive Compensation

     Information with respect to this item is incorporated by reference from the Proxy Statement discussions captioned "Certain Relationships and Related Trans-actions," "Compensation Committee Report," "Summary Compensation Table," "Option Grants in Last Fiscal Year," and "Aggregate Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values."

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


                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1. Financial statements from VSE's 1998 Annual Report which is incorporated herein by reference:

          	  Report of Independent Public Accountants
          	  In section captioned "Consolidated Financial Statements":

                                     - 2 -

          	  Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended
                    December 31, 1998, 1997, and 1996
          	  Consolidated Statements of Stockholders' Investment for the
                    Years Ended December 31, 1998, 1997, and 1996
          	  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1998, 1997, and 1996
          	  Notes to Consolidated Financial Statements


      2.  Financial Statement schedules required to be filed by Item 8 of this
    	    Form:

          None.


      3.  Exhibits:

          Information with respect to exhibits is contained at page E-1
          Exhibit Index.


(b)   Reports on Form 8-K:

      None.





                                     - 3 -



                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VSE CORPORATION

Date:  March 18, 1999                 By:  /s/  C. S. Weber
                                           __________________________________
                                           C. S. Weber, Senior Vice President
                                            and Corporate Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

(a) Principal Executive Officers:

    /s/  D. M. Ervine
    _______________________________________________________________
    D. M. Ervine, Chairman of the Board and Chief Executive Officer

    /s/  J. M. Knowlton
    _______________________________________________________________
    J.M. Knowlton, President and Chief Operating Officer


(b)  Principal Financial Officer:           (c) Principal Accounting Officer:

     /s/  T.J. Corridon                         /s/  T. R. Loftus
     _____________________________________      ______________________________
     T.J. Corridon, Senior Vice                 T. R. Loftus, Vice President
     President and Chief Financial Officer      and Comptroller

(d)  Directors:

     /s/  D. M. Ervine                          /s/  J. M . Marchello
     _______________________                    _______________________
     D. M. Ervine                               J. M. Marchello

     /s/  R. J. Kelly                           /s/  D. M. Osnos
     _______________________                    _______________________
     R. J. Kelly                                D. M. Osnos

     /s/  C. S. Koonce                          /s/ J. D.  Ross
     _______________________                    _______________________
     C. S. Koonce                               J. D. Ross

     /s/ J. M. Knowlton                         /s/  B. K. Wachtel
     _______________________                    _______________________
     J. M. Knowlton                             B. K. Wachtel




                                     - 4 -
PAGE

                                 EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
-----------------------------------------------------------------------------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                             *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996                *
               By-Laws of VSE Corporation as amended through
                 July 14, 1998                                    Exhibit V
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)                         *
     9       Voting trust agreement                             Not Applicable
    10       Material contracts
             Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine                                   Exhibit VI
             Employment Agreement entered into as of January 15,
               1999, by and between VSE Corporation and
               Energetics, Incorporated and Robert J. Kelly       Exhibit VII
             Employment Agreement entered into as of January 15,
               1997, by and between VSE Corporation and
               James M. Knowlton                                  Exhibit VIII
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                           *
             Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                             *
             VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996)
		VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)
		VSE Corporation 1998 Non-employee Directors Stock Plan
              (Appendix B to Registrant's definitive proxy statement
              for the Annual Meeting of Stockholders held on May 6, 1998)
    12       Statements re computation of ratios                Not Applicable
    13       Annual report to security holders, Form 10-Q
               or quarterly report to security holders            Exhibit II

                                      E-1
PAGE

                                 EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
------------------------------------------------------------------------------
    16       Letter re change in certifying accountant          Not Applicable
    18       Letter re change in accounting principles          Not Applicable
    21       Subsidiaries of the registrant                       Exhibit I
    22       Published report regarding matters submitted
             to vote of security holders                        Not Applicable
    23       Consents of experts and counsel                      Exhibit IV
    24       Power of attorney                                  Not Applicable
    27       Financial Data Schedule                              Exhibit III
    99       Additional exhibits                                Not Applicable



*Document has been filed as indicated and is incorporated by reference herein.



































                                      E-2
PAGE

                                                           EXHIBIT I


                         SUBSIDIARIES OF THE REGISTRANT


     The following is a listing of the subsidiaries of the Registrant:


                                                           Jurisdiction of
                                                             Organization
                                                           _______________

  CMstat Corporation                                           Delaware

  Energetics Incorporated                                      Maryland

  Human Resource Systems, Inc.                                 Delaware

  Ship Remediation and Recycling, Inc.                         Delaware







                                     E-3
PAGE

                                                                   Exhibit II





QUALITY SOLUTIONS FOR THE 21st CENTURY




1998 Annual Report








"VSE - Our systems
     help people succeed"




PAGE

Corporate Profile

VSE Corporation is a professional services company established in 1959. VSE provides diversified engineering, development, testing, maintenance and manage-ment services and products to maintain and modernize equipment and systems, principally to agencies of the U.S. Government and to other prime contractors. The company's subsidiaries and divisions include BAV, CMstat Corporation,
Energetics Incorporated, Human Resource Systems, Inc., Ordnance,   Ship
Remediation and Recycling, Inc. (formerly VSE Services Corporation), Value Systems Services (VSS), and from July 1990 through February 6, 1996, Schmoldt Engineering Services Company. The company provides products and services to customers from more than 20 locations across the United States.

Annual Meeting of Stockholders

VSE's Annual Meeting of Stockholders is expected to be held on May 6, 1999, at 10:00 a.m., at the Hilton Alexandria Hotel at Mark Center, 5000 Seminary Road, Alexandria, Virginia 22311.

Contents

Financial Highlights                                1
Letter to Stockholders                              2
VSE Operations                                      5
Description of Business                            14
Management Discussion and Analysis                 21
Executive Officers                                 31
VSE Common Stock                                   31
Report of Independent Public Accountants           32
Consolidated Financial Statements                  33
Notes to Consolidated Financial Statements         37
Selected Quarterly Data                            50
Form 10-K                                          51
Form 10-K Cross-Reference Index                    52
Officers and Directors                             54

ISO 9001 VSE's Quality Policy

VSE's policy is to provide products and services of the highest quality to meet the needs, expectations, and requirements of its customers, on time, and at a fair price. VSE's management is committed to the pursuit of quality performance in all its enterprises. This commitment is reflected in the Company's mission statement and is our quality objectives.

VSE's Mission Statement

"VSE..Our systems help people succeed."

VSE Corporation helps organizations succeed through the effective use of people, systems, and technology. In helping others succeed, we increase shareholder value by capturing new work, delighting our customers, increasing our technical competence, and building great industry teammates. Our reputation for success, and our quality management system, are based on honesty and integrity in every-thing we do; on communications, on teamwork and leadership; and on an enduring commitment to help our customers, employees, and teaming partners succeed with cost effective solutions, continuous learning, and process improvement.

PAGE

Financial Highlights
_______________________________________________________________________________
Selected Financial Data
(In thousands, except per share data)

                                                 1998       1997       1996      1995       1994
                                                 ----       ----       ----      ----       ----
Revenues, principally from contracts . . . . . $180,233   $155,863   $120,087   $73,790   $63,682
                                               ========   ========   ========   =======   =======

Income (loss) from continuing operations . . . $  1,595   $ (1,447)  $  1,946   $ 1,738   $ 1,547
 (Loss) income from discontinued operations  .        0          0        (25)      (92)        6
 Loss on disposal of discontinued
  operations . . . . . . . . . . . . . . . . .        0          0       (179)        0         0
                                               --------   --------   --------   -------   -------
     Net income (loss) . . . . . . . . . . . . $  1,595   $ (1,447)  $  1,742   $ 1,646   $ 1,553
                                               ========   ========   ========   =======   =======

Basic earnings per common share:
  Income (loss) from continuing operations . . $    .75   $   (.68)  $    .89   $   .80   $   .72
  (Loss) from discontinued operations  . . . .        0          0       (.09)     (.04)        0
                                               --------   --------   --------   -------   -------
     Net income (loss) . . . . . . . . . . . . $    .75   $   (.68)  $    .80   $   .76   $   .72
                                               ========   ========   ========   =======   =======

Diluted earnings per common share:
  Income (loss) from continuing operations . . $    .75   $   (.68)  $    .88   $   .80   $   .72
  (Loss) from discontinued operations  . . . .        0          0       (.09)     (.04)        0
                                               --------   --------   --------   -------   -------
     Net income (loss) . . . . . . . . . . . .      .75   $   (.68)  $    .79   $   .76   $   .72
                                               ========   ========   ========   =======   =======

Total assets . . . . . . . . . . . . . . . . . $ 40,737   $ 38,048   $ 48,341   $28,938   $21,063
                                               ========   ========   ========   =======   =======
Long-term debt . . . . . . . . . . . . . . . . $  5,370   $  7,108   $ 12,651   $ 4,992   $     0
                                               ========   ========   ========   =======   =======
Stockholders' investment . . . . . . . . . . . $ 13,850   $ 12,481   $ 14,595   $13,553   $12,101
                                               ========   ========   ========   =======   =======
Cash dividends per common share  . . . . . . . $   .144   $   .144   $   .138   $   .13   $  .122
                                               ========   ========   ========   =======   =======

Per share amounts have been adjusted to reflect stock splits in 1996 and 1997.

This consolidated summary of selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report.




                                     - 1 -


Letter to Stockholders


Fellow Stockholders:

VSE achieved impressive levels of growth in 1998, our 40th year. Record revenues, a return to profitability, important contract wins, an increase in bidding opportunities, and a strong emphasis on providing a solid foundation for future growth have VSE positioned well for the future.

For the year, consolidated annual revenues increased by $24 million or 15% to $180 million. Consolidated net income was approximately $1.6 million or $.75 per share. Led by BAV, the engineering, logistics, management and technical services segment revenues increased by $25 million or 16% to $177 million and this segment's net income increased by $0.5 million or 17% to $3.0 million or $1.42 a share. All of our other companies or business units comprising this segment increased their revenue from last year. Annual revenues for the software products and services segment decreased by $200 thousand or 6%. We made substantial progress in reducing the net losses of this segment from $4.0 million to $1.4 million in 1998. While this is positive, we are still committed to eliminating the losses incurred by our software products and services segment. We have restructured the management of the company and we have reduced its size wherever we can while still retaining quality product and service capability. We continue to keep all of our options open and continue our efforts to return CMstat to profitability.


Building and Strengthening VSE

When I look back on 1998, I think it will best be remembered as a pivotal time of building and strengthening VSE. Some of the accomplishments of 1998 are critical toward positioning VSE for continued success and competition in the federal government marketplace for many years to come. While measured in annual increments in this annual report, these changes are fundamental and I am hopeful they will provide a continued return on our investment for many years to come.

VSE distinguished itself among professional engineering service providers by achieving ISO 9001 registration. This investment will be a discriminator in all of our proposals that few competitors can offer. I also firmly believe that this framework will instill the discipline to focus VSE on quality products and customer satisfaction. I expect the quality system we put in place in 1998 will enhance our financial results in 1999 and future years.

Our other major emphasis in 1998 was to upgrade our Information Technology infrastructure to enable us to take advantage of the state-of-the-art tools that are available for companies like ours. I am a firm believer that through automation, we can provide increased levels of services at lower overall costs and thereby keep VSE cost competitive in the eyes of our customers. In 1998, we established a wide area network connecting the principal offices of our Sea Warfare, Land Warfare and Air Warfare divisions as well as all o f our administrative functions. We updated our entire


                                     - 2 -
PAGE

Letter to Stockholders


telephone, voice, and data systems, and we installed a video conferencing facility in our Alexandria, Virginia location. We added similar capabilities in several other VSE offices to minimize travel between our facilities. Additionally, we installed a new training facility equipped with the latest in computer hardware and software.

Strengthening our people has been a further initiative in 1998. We established a training office, a training facility, and formal training plans as part of our ISO 9001 process. We are investing in our people. The response from our employees has been tremendous. We believe that continued training is a win-win-win for VSE, our employees, and our customers.


Business Development

The government marketplace, which VSE serves, continues to be very large. We have experienced an upturn in bidding opportunities, and we had some key wins in 1998 that fit in well with our strategic objectives. We wanted to offer our professional services to more federal government customers, and the award of a GSA Federal Supply Contract to VSE and subsidiaries for information technology services in February of 1999 enables us to do this. This contract makes it fast and easy for customers to get to us, and I am optimistic that we will see increased revenues in this market. We have initiatives underway for two additional GSA contracts.

Another strategic VSE objective is to capitalize on a DOD budget trend of spending more dollars on information technology programs. We are providing higher technical services in areas such as military systems integration, upgrading circuitry in fielded Army devices, inventing new power generation solutions for fielded communications systems, and integrating advanced tech-nology insertion on military vehicles and ships to modernize and extend their service lives. We continue to see opportunities to offer services that help our customers achieve better solutions at lower costs.


Personnel Resources

VSE is, above all, a services company. The strength of our management and the quality of our services depend on the experience, education, training, and motivation of VSE employees and managers, beginning with our Board of Directors. Several important milestones for VSE directors were reached in 1998 and early 1999.

In September 1998, we celebrated David Osnos' 30 years of service on VSE's Board of Directors. In February 1999, VSE's Board appointed Jim Knowlton as VSE President and Chief Operating Officer, and a member of the Board, replacing
Dick McFarland who retired after ten years of valuable service to VSE during his "second career."




                                     - 3 -
PAGE

Letter to Stockholders


1999 and Beyond

In the business description which follows you will see how VSE is responding to a changing business environment. You will see the building and strengthening in each VSE business unit. You will read about our continued progress toward providing high tech solutions. We believe in our mission statement: "Our systems help people succeed," and we are executing on every level. You will see in our management discussion and analysis our approach to the Year 2000 issue. We have a focused effort, and all indications are that we as a company will be ready to do business as usual in the year 2000. Our goals are the same as they have always been, to continue to grow the company and to increase shareholder value. We remain committed to doing just that.

In our 40th Anniversary Annual Report, we've emphasized "innovation through experience," which is our way of saying that VSE brings its customers the proven experience to perform and the talent and energy to innovate solutions that work better and cost less.

As I like to do every year, I acknowledge the very valuable support and contribution made by our industry teaming partners, suppliers, bankers, directors, and stockholders. VSE needs the effort of everyone to succeed. Your support is very important, and I welcome your comments and suggestions for improvement at any time.



                                  D. M. Ervine
                                  Chairman and CEO

March 17, 1999





                                     - 4 -
                      V S E   O  P  E  R  A  T  I  O  N  S


Engineering, Logistics, Management and Technical Services Segment


VSE Land Warfare Group

Throughout 1998, VSE's Land Warfare Group demonstrated the versatility of its engineering support solutions for Army, Marine Corps, and Defense Logistics Agency customers. After redesigning and successfully fabricating three prototype Direction Finding Systems last year, the group produced 135 units this year to replace initial production models in Army organizations worldwide. The success of these initial production models resulted in a production contract for 95 units. Soldiers continually give high marks to the operational effectiveness and readiness of the redesigned models. The redesigned systems effort has been identified as the only success story in the Army's Modernization to Spares Program, a program designed to encourage cost reduction through engineering solutions.

The group remains an integral part of the Army Reserves' dynamic "out of the box" approach to modernize, sustain, and improve aging combat service support systems. The Glider Kit pilot program is an excellent example of VSE's partnering efforts with the Army Reserve. VSE provides technical expertise, research and development, and analyses of equipment and systems resulting in cost avoidance and improved reliability and durability. The Glider Kit conver-sion process uses the engine and rear tandem axles from an existing Army vehicle and combines them with an upgraded cab with air conditioning, electronics, automatic transmission, and new chassis, front axles, and tires. Additional advancements include an anti-lock brake system (ABS) and the capability to accept the next generation global positioning systems (GPS). VSE, through the Office of the Chief, Army Reserve, maintained both an engineering and logistics presence, throughout the program, moving it continuously from its infancy to full-scale production and fielding. The conversion transforms an aging, un-reliable, maintenance-intensive vehicle into a technologically proven, mission-ready asset. The result is essentially a new vehicle closely resembling the existing newer version of the vehicle but costing approximately 50 percent less. The culmination of VSE's efforts over three years was witnessed at the initial fielding ceremony for the M915A4 Glider at Fort McCoy, Wisconsin, on October 10, 1998.

Since October 1998, members of the VSE Team have supported the integrated logistics support management assessment for the 7th Army Reserve Command in Germany. We are developing strategies that will improve equipment maintenance through implementation of proven business and operational practices, achieving mission efficiency and combat readiness. In addition, plans are in development to export these methods to the 9th Regional Support Command in Hawaii. We will continue to maintain and build on our outstanding relationship with the Army Reserve as partners in innovation.

Our talented and dedicated employees continue to investigate cost avoidance measures that will be valuable to our Army, Marine Corps, and Defense Logistics Agency customers. We have submitted several large proposals that could result in expanded business opportunities - opportunities to further demonstrate our cost-effective advantage to our clients in 1999 and beyond.

                                     - 5 -
PAGE

VSE Sea Warfare Group

During 1998, VSE's Sea Warfare Group continued to provide single-source engineering solutions to the U.S. Navy, other defense customers, and with our industry partners such as commercial shipyards. Sea Warfare Group customers include the Naval Facilities Engineering Service Center, Naval Sea Shipbuilding Support Office, and the Naval Air Command, and the Supervisor of Shipbuilding at Portsmouth, Virginia. The group was awarded another subcontract to support the Fleet Technical Support Center Atlantic, adding combat systems assessment to the list of services that we provide to our customers.

Our reputation for fleet maintenance and modernization support has enabled us to put together teams with other industry leaders to respond to even larger and more complex government fleet support acquisitions. Our personnel continue to provide high quality "turn-key" support, including scheduling, project manage-ment, material identification, procurement and control, shipping and expediting, installation, repair and maintenance, testing, system assessment, documentation, provisioning, and training. Major contracts in 1998 included installation of new, complex radar systems and air traffic control on seven aircraft carriers on the East and West Coasts, and at the land based test site at Wallops Island, Virginia. Our marine engineering personnel also accomplished the first installation of the upgraded combined engagement capability systems onboard the aircraft carrier USS KENNEDY and the first complete IT-21 compliant installation of the integrated ships information system, which was installed onboard the aircraft carrier USS THEODORE ROOSEVELT.

Our Ocean Systems personnel continued providing engineering and construction support for the Naval Facilities Engineering Service Center. In 1998, major projects included the installation of heavy weather hurricane and typhoon ship moorings in Hawaii, Texas and Puerto Rico. Ocean Systems personnel also provided facility design support for the new Navy Inactive Ship Facility in Newport, Rhode Island which included pier fendering, fire, water, electrical and communications systems. The project included design and modifications to the inactive aircraft carriers Saratoga and Forrestal, and the battleship Iowa.
It also included the supervision of berthing operations for these vessels. Significant pier overhaul and refurbishment was accomplished in Port Hadlock, Washington. Our Ocean Systems personnel managed the cutting, removal, and replacement of sixteen 110-foot long octagonal concrete support piles, which was successfully accomplished without disruption to ongoing pier activities.


Postal Service Program Center

For over 22 years, VSE has expanded its capabilities and commitment to meet the
strategic technology objectives of the U.S. Postal Service ("USPS").   VSE
employees are proud of their contributions to the success of USPS initiatives and innovations.

VSE's Postal Service Program Center continued to build its professional services operations and partnering capabilities in 1998 by supporting USPS Engineering, Merrifield, Virginia. In 1998, we strengthened our technical engineering staff with focus on unique customer requirements, team building, and commitment to excellence.

                                     - 6 -
PAGE

Our professional staff offers diverse technical engineering services to design, modernize, test and logistically support automated electro-mechanical mail processing and delivery equipment and systems. VSE also provides services to support new automated processes and solutions for USPS configuration management, inventory control, and equipment maintenance programs utilizing CMstat systems. VSE professionals support significant USPS programs to develop state-of-the-art stamp manufacturing standards and materials qualifications with growing emphasis on environmentally benign stamp products.

VSE engineers and technicians sustain many important U. S. Postal Service programs involving next generation automation enhancements to meet USPS business, customer service and organizational productivity goals. Working with evolving technologies, reengineering processes, and equipment to achieve a fully automated mail processing and material handling environment, VSE engineers support the integration of current systems with technology advancements for development of the integrated processing facility initiative, deployments of tray management and robotics equipment systems, as well as implementation of mail equipment transport projects. VSE employees also support USPS innova-tions such as the development of state-of-the-art printed circuit boards, delivery confirmation initiatives, alternative fuel utilization for USPS vehicle programs, web site development, and database integration for research and marketing programs.

As our USPS customers advance in the development and implementation of new systems and technology, the VSE Postal Service Program Center team of professionals will continue providing technical excellence to ensure best value for the USPS.


VSE Air Warfare Group

During 1998 VSE consolidated all of its Aviation Engineering and Logistics Services into the Air Warfare Group (AWG), thereby establishing a corporate competency to serve the Aviation Business Sector. The main operational unit of the AWG is the Value Systems Services (VSS) Division.

VSS continues to serve our Navy customers through the Naval Air Systems Command (NAVAIR) Logistics Support Omnibus contract.

In 1998, VSS completed the move to Patuxent River, Maryland, to accommodate NAVAIR's relocation. In our new Southern Maryland facility, VSS employs over 100 engineers and logisticians who assist the supportability requirements of most aircraft and missile system programs.

Additionally, in 1998 VSS was awarded a contract with the Navy's Outsourcing Support Office. Via this contract, VSS provides analytical and cost estimation services in support of the Navy's A-76 outsourcing initiatives. VSS has completed the management studies for both the Naval Shipyard in Portsmouth, Virginia, and the Navy Surface Warfare Center, Indian Head Division in Indian Head, Maryland. This contract has the potential for revenue growth as the Navy increases its outsourcing efforts in support of decreased budgetary outlays.


                                      - 7 -
PAGE

VSS continues to support the U.S. Special Operations Command in Tampa, Florida, via a subcontract with an industry partner. Under this contract, VSS provides technical and logistics services to the Air Force component of the Joint Command.

Another of Air Warfare Group's Air Force customers is the Warner Robins Air Logistics Center in Georgia. We provide engineering, logistics, and computer-based support to the airborne weapons programs at Warner Robins.

VSS has made significant progress in meeting our corporate objective of providing innovative solutions to our customers. During 1998, VSS was awarded tasking in support of the Continuous Acquisition Life Cycle Support (CALS) and the Automated Maintenance Environment (AME) initiatives. These initiatives consist of the deployment of an advanced maintenance schedule and diagnostic system that will significantly improve the cost effectiveness of the F/A-18 Aircraft Logistics Support. In connection with the CALS/AME initiatives VSS has entered into a partnership with the Maryland Department of Economic Development to train engineering personnel in advanced software and network systems.

VSS is also supporting the Naval Supply Systems Command by providing baseline development of a Serial Number Tracking (SNT) integrated system. SNT incorporates Automatic Information Technology and Contact Memory Buttons into an object oriented tracking system. SNT will be the 21st century replacement for bar-coding and component related paper documentation.

VSS is proud to be a member of the Joint Strike Fighter (JSF) team. JSF is a joint services, future replacement multi-role fighter. As part of this tasking, VSS provides supportability and affordability analysis and makes recommendations for improvement of system reliability and maintainability.

We are confident that our current involvement in these "Information Age" initiatives will provide opportunities for continued growth in the years ahead.


BAV Division

The BAV Division continued to expand its business base and generated record revenues in 1998 exceeding $93 million. During the year, BAV and its team of subcontractors facilitated the reactivation and transfer of eight inactive ex-
U.S. Navy ships to the navies of Egypt, Thailand, and Turkey.   In addition,
follow-on technical support and logistic services were provided to Taiwan, Egypt, Thailand, Greece, Germany, Saudi Arabia, and Italy. BAV has institutionalized all its processes under the ISO 9001 quality standard and continues to provide engineering services on a competitive "Best Value" basis. We have been zealous about providing services that exceed the expectations of our foreign customers and the BAV team's reputation has grown.

BAV has sought and executed a number of strategic partnerships that have supported new business opportunities. We have developed alliances with both national and international companies. These partnering relationships have enabled us to provide engineering services such as support of the Turkish Navy to retrofit five ex-U.S. Navy FFG 7 Class ships with the Aircraft Integrated Secure and Traverse (ASIST) system, a state-of-the-art helicopter recovery and

                                     - 8 -
PAGE
handling system. We are also pursuing a long-term business relationship with the U.S. Coast Guard ("USCG") to facilitate USCG foreign military sales ship transfers. The USCG has recognized the benefits and value of the BAV Team methodology for their FMS program support.

BAV has sought to build a common marketing approach with the entire range of U.S. Navy Security Assistance Organizations and is also exploring the require-ments for Direct Commercial Sales opportunities. BAV is continuing to increase its international presence and participated in industry trade shows and expositions in 1998 that included EURONAVAL (Paris, France), EXPONAVAL (Valparaiso, Chile), and DEFENDORY (Athens, Greece). Our Washington, D.C. location helps to keep local embassies informed of BAV's broad array of services and lifecycle support.


Human Resource Systems, Inc.

Human Resource Systems, Inc. (HRSI), a subsidiary of VSE, provides professional employer services to Government clients in a variety of technical disciplines, including engineering, architecture, real estate, information technology, and health care. Most HRSI employees work at customer facilities nationwide under contractual arrangements lasting up to five years.

With HRSI's continued growth during 1998, HRSI took a number of strategic steps to strengthen the organization and reinforce the quality of service delivery. HRSI expanded nationwide support of its technical services division by establishing a program management office in Louisville, Kentucky, in addition to corporate offices in Alexandria and Chesapeake, Virginia. HRSI has been engaged in an on-going process to update its policies and procedures in keeping with the needs of our clients. HRSI completed a number of strategic staff additions to keep pace with corporate growth and business expansion. HRSI increased its Internet capabilities to augment recruitment, communications, and new business development. Operating in tandem with VSE, HRSI plans to deploy many of its practices via the Internet during 1999 to strengthen our presence with customers and employees.

HRSI's growth and reputation are predicated on delivering exceptional client service, helping clients succeed and answer new challenges appropriately and efficiently. For example, during 1998 HRSI was selected by the U.S. Navy to provide special emergency health care staffing services at the National Naval Medical Center in Bethesda, Maryland, to replace critical military staff deployed to a hospital ship. HRSI also continued to expand its range of technical services offered and the locations where services are provided to meet client technical needs and budgetary requirements.

In keeping with the HRSI's strategic plan, HRSI has vigorously pursued new work within our dominant business lines. HRSI has several bids outstanding and in
process.   Toward this end, HRSI has expanded its role as a business partner with other leading firms that share HRSI's commitment to quality and professionalism. HRSI's strategic alliances should lead to increased growth in the years ahead.


                                     - 9 -
PAGE

Energetics Incorporated

Energetics Incorporated ("Energetics"), a VSE subsidiary, is a full-service consulting company specializing in energy and environmental issues. Founded in 1979, Energetics provides technical and managerial support to the U.S. Department of Energy (DOE) as well as other clients in the public and private sectors. Projects have ranged across the energy and environmental spectrums, from management support to analyses of advanced technological research and development. As a testament to the quality of work, many of Energetics' clients have contracted continuously with Energetics for over a decade because of key Energetics people. Energetics' experienced staff of more than 100 engineers and other professionals concentrate on three areas vital to the future well-being of the nation and world:

* Energy Supply
* Energy Conservation
* Environmental Management

Energy Supply
Energetics assists the government and utility companies in planning and implementing innovative programs to improve the production and delivery of electricity to consumers. Several of the staff are recognized internationally for their knowledge of battery energy-storage technologies, hydrogen systems, clean coal technologies, superconductivity, electromagnetic fields, and utility deregulation.

Energy Conservation
Energetics provides advanced technical solutions to reduce energy use, prevent pollution, and save costs. In addition to conducting numerous technical, economic, and policy studies, the staff helps clients identify energy-efficient technologies and alternative fuels for use in buildings, industries, and trans-portation systems, including emerging technologies that offer state-of-the-art options and performance.

Environmental Management
Energetics assists clients with regulatory analysis, environmental regulatory compliance, and restoration support. The environmental staff has comprehensive knowledge and understanding of all applicable statutes and regulations. With the recent interest in global climate change, Energetics has significantly increased its support to associated activities at DOE. Recent focus is on reducing greenhouse-gas emissions from industrial operations. Energetics has studied and analyzed the most energy-intensive industries, and recently completed an evaluation of carbon dioxide emissions from eight industrial sectors. This effort directly supports the DOE's role on the President's Climate Change Task Force.

Energetics moved into newly renovated office spaces in the latter part of 1998. In addition, a state-of-the-art telephone system and local area network were installed. These improvements assure greater connectivity with clients and make the working environment much more efficient and hospitable.


                                     - 10 -
PAGE

The future for energy and environmental work is bright and Energetics has charted a course for long term growth, involving
- improved marketing strategy to provide additional services to existing clients and to expand into other markets;
- continued training of the workforce;
- continuous improvement of quality in services and products.


Software Products and Services Segment

CMstat

CMstat provides "best in class" systems and software solutions which enable clients to manage technically complex, rapidly changing products and processes that have become increasingly central to the current economy.

CMstat strengthened its business in 1998 with the development of re-usable methods to integrate the Configuration Management ("CM") system with other critical applications used in the engineering and product management arena.
In addition, CMstat introduced a new web-based product that provides large numbers of users across the enterprise with easy, cost-effective access to detailed product data captured and managed within the CM process. These developments allow customers to maintain control of product content and documentation across their entire enterprise, as well as among their suppliers and customers, and at every stage of the product life cycle.

CMstat continues to develop object-based and web-based technologies. CMstat is building new applications that support complex manufacturing and technical asset management and the integration of product design, manufacturing, and maintenance tasks and applications. Quickly deployed, easily learned applications, that control the flow of current product specification and design data across the entire supply chain, will become essential as all facets of the product cycle are distributed among various enterprises and locations. CMstat is building these applications now, working in partnership with customers who are "pushing the envelope" in managing the supply and support chain for complex products.

PAGE

VSE Quality Strategy - ISO 9001 Registration

VSE has achieved another milestone in its commitment to deliver to its customers products and services of superior quality: Registration of its quality manage-ment system to ISO 9001 by an internationally recognized third party registrar, Lloyd's Register Quality Assurance. Completing a rigorous company-wide internal process improvement effort, the attainment of ISO 9001 registration is an acknowledgement of VSE's continuing commitment to quality and to our dedication to continuous improvement of our business processes.

Quentin Conroy, VSE's Director of Quality and ISO 9001 Management Representative, reported the achievement of ISO 9001 registration is certainly a mark of accomplishment setting VSE apart from many other engineering services companies doing business with the U.S. Government. "Don Ervine, VSE's Chairman and CEO, initiated our first formal quality program in 1988," said Mr. Conroy. "At that time, we focused principally on the Department of Defense TQM (Total Quality Management) initiative. We have worked to incorporate continuous process improvement into our procedures throughout the company. With the ISO 9001 system of requirements, we have an even stronger set of standards, and we have a structure that automatically integrates quality into everything we do. We have prepared ourselves to move forward into the 21st century with emphasis on quality."

"The importance of implementing a quality system like ISO 9001 cannot be overemphasized," said Jim Knowlton, VSE's President and COO. "Throughout the company, we work in teams to improve quality and increase operating efficiency. An effective quality management system begins and ends with a heightened aware-ness of our customers' needs, expectations, and requirements. Our job is to satisfy the customer, and delivering value and quality products and services to the customer is our goal. ISO 9001 is an important tool in helping us guide these efforts."


VSE Quality Strategy II - Information Technology


In 1998, VSE continued the process of strengthening its computer and information technology capabilities by focusing on and drawing together the vital tools needed to compete in the 21st century. Concurrently, we implemented a plan to re-engineer and update our core equipment, including telecommunications, by installing new local area network (LAN), wide area network (WAN), and video teleconferencing to improve rapid internal and external communications. These advancements benefit all VSE and allow us to offer these advanced technology capabilities to our customers. We have developed a dynamic, proactive program for keeping current with the advancements in computer technology and refreshing our capabilities and expertise on an evolving basis, maintaining a competitive advantage in the future.

Our efforts over the past year have involved the development and implementation of new and updated systems taking advantage of innovations in desktop, relational database, Internet, telecommunication, network, and programming technologies. Our systems have contributed appreciably to the success of our customers by providing IT solutions and tools that have enabled them to enhance the management of information associated with business, finance, and technical
issues.   We have actively pursued the  resolution of


                                     - 12 -
PAGE

Year 2000 (Y2K) challenges, both for internal and external operations, leveraging the information gained into the basis for our IT asset management program. This gives our customers confidence that their systems that work today will work well beyond the year 2000.

Along with updating our information technology capabilities, we have embarked upon enterprise-wide business development efforts. Our efforts include receiving a General Services Administration Information Technology contract that will allow us to provide information technology services and software to many federal government agencies. We regard this opportunity as a business area that can provide significant growth opportunities as we capitalize on our investments in updated computer and information technology. Areas of new business opportunities include Y2K solutions, LAN/WAN implementations, desktop support, networking and telecommunications, web-page design, and systems planning, architecture, design, and implementations. We will build upon our existing broad capabilities and expertise in providing professional information technology products and services for VSE and our clients to meet the challenges that will face us in this important growth area into the 21st century.



                                     - 13 -
Description of Business


Introduction

        VSE Corporation ("VSE") is a Delaware corporation established in 1959. During 1998, VSE and its subsidiaries and divisions operated in two segments: the engineering, logistics, management and technical services segment and the software products and services segment. The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

	Since incorporation, VSE has provided diversified engineering, technical, and management services, principally to agencies of the United States Government (the "government") and to other government prime contractors.

        * Engineering, logistics, management and technical services including information technology services are provided by VSE and by each of its subsidiaries and divisions including BAV Division, Energetics Incorporated, Human Resource Systems, Inc., Ordnance Division, Value Systems Services Division, and Ship Remediation and Recycling, Inc.

        * Software products and services are the primary business of VSE's subsidiary, CMstat Corporation ("CMstat").

	The engineering, logistics, management and technical services segment accounted for 98.3%, 97.9%, 96.3%, and the software products and services segment accounted for 1.7%, 2.1%, 3.7% of VSE's consolidated revenues from continuing operations in 1998, 1997, and 1996, respectively.


Services and Products

Engineering, Logistics, Management and Technical Services Segment

	VSE engineering, technical, management and information technology services include a broad array of capabilities and resources used in program planning; design and engineering, including prototype development; ship reactivation and transfer support; logistics management; ship maintenance, repair, overhaul planning, and follow-on technical support; office automation systems and support; training; technology research, development, and demonstra-tion programs involving energy conservation and efficiency, advanced technology transfers, and feasibility, assessment, and development programs.

	Typical engineering and technical services projects include sustaining engineering support for military vehicles, combat trailers, bridging systems, and amphibious transport; ocean engineering and mooring systems; depot repair operations; logistics management support for military aircraft; machinery condition analysis; specification preparation for ship alterations and repairs; ships force crew training; energy conservation and advanced technology demonstration projects; and technical data package preparation.



                                     - 14 -
PAGE

Description of Business


        VSE information technology services and products include cross-platform technical data, product data, and configuration management (CM/PDM) support, bar coding and inventory applications, database management and control, and union grievance system software.

Software Products and Services Segment

        Through its subsidiary, CMstat, VSE markets a series of proprietary products (the CMstat System) used in configuration, workflow, and change management applications across a variety of functions including design and engineering, prototype, manufacturing, purchasing, and support and maintenance.

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

	During 1998, VSE's six largest contracts accounted for approximately 80% of total revenues, and one such contract with the U.S. Navy accounted for more than 52% of such revenues. The contract was awarded in 1995 and included a base year and nine option year periods which expire in July 2005. See "Results of Operations - Revenues" in "Management Discussion and Analysis" for further discussion of this contract.

	The following table shows the revenues of VSE and its subsidiaries and divisions by customer or agency:

                                     - 15 -
PAGE

Description of Business


                       VSE Revenues by Customer or Agency
                             (Dollars in thousands)

                          1998              1997              1996
Group or Agency         Revenues    %     Revenues    %     Revenues    %
---------------         --------  -----   --------  -----   --------  -----
U.S. Navy               $131,911   73.2%  $108,416   69.5%  $ 75,232   62.6%
U.S. Army                 19,577   10.9     19,423   12.5     18,880   15.7
All other government      27,991   15.5     25,804   16.6     23,836   19.8
Commercial                   754    0.4      2,220    1.4      2,139    1.4
                        --------  -----   --------  -----   --------  -----
Total                   $180,233  100.0%  $155,863  100.0%  $120,087  100.0%
                        ========  =====   ========  =====   ========  =====

	During 1998, VSE provided services to the government and other prime contractors under approximately 235 contracts, some of which are of an indefinite delivery/indefinite quantity ("ID/IQ") ordering nature. ID/IQ contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to ID/IQ arrangements are normally performed and completed within a one year period. During 1998, VSE provided services under approximately 1,220 such delivery orders or task orders.

	VSE has expanded its engineering services customer base to non-defense clients, such as the U.S. Postal Service and the U.S. Department of Energy.

	Human Resource Systems, Inc. ("HRSI") competes for certain technical and consulting service work. Through this subsidiary, VSE provides technical personnel and health care professionals and technicians to work on-site at customer facilities at the direction of customer management. In 1996, an HRSI joint venture was awarded a five-year, $60 million contract to provide nursing and allied services for a regional naval medical center.

	Value Systems Services was awarded a contract in 1994 to provide logistic support services for Naval aircraft, helicopters, and airborne weapons systems. This contract has the potential to generate revenues to VSE of about $77 million over a five-year period ending in 1999.

	In 1991, VSE formed VSE Services Corporation ("VSES") as a subsidiary to compete for certain contracts. VSES has been inactive since 1992. In 1999, VSES changed its name to Ship Remediation and Recycling, Inc.

	In 1995, VSE made two acquisitions to expand and diversify its business base:

        * In May 1995, VSE acquired CMstat Corporation, an information technology company located in San Diego, California. CMstat is a leading supplier of commercial (off-the-shelf) software products and technology to manage engineering, product, and configuration management data.



                                     - 16 -
PAGE

Description of Business


        * In August 1995, VSE acquired Energetics Incorporated, an energy management and environmental technology company located in Columbia, Maryland. Energetics provides technical and management services for advanced technology programs, primarily for the Department of Energy and other government and commercial clients.

	In 1995, VSE formed the BAV Division to compete for an engineering, technical and support services contract for U.S. Navy ships to be sold, leased, or otherwise transferred to foreign governments. BAV was awarded this contract in August 1995. This contract accounted for 52% of VSE's revenues in 1998 and has the potential to generate total revenues of over $1 billion depending on delivery order requirements and option periods exercised through the year 2005.

	In 1996, a VSE joint venture was awarded an approximately $12 million fixed-price production contract to produce more than 100 common bridge transporter systems for the U.S. Army. VSE is expected to receive approximately one-half of the total program value. This contract is expected to be substantially completed in 1999.

	In 1998, VSE formed the Ordnance Division to provide engineering support services in the field of energy and associated systems support.

 	Schmoldt Engineering Services Company, which was acquired by VSE in 1990, was divested in February 1996.

	VSE Corona, Inc., which was formed by VSE to perform on a specific contract awarded in 1987, was dissolved in 1997.


Personnel

	VSE services are provided by a staff of professional, scientific, medical, and technical personnel having high levels of education, experience, training, and skills. As of February 1999, VSE employed approximately 1,300 employees, including approximately 300 part-time personnel.

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



                                     - 17 -
PAGE

Description of Business


Facilities

	VSE's principal executive and administrative offices are located in a five story building in Alexandria, Virginia, leased by VSE through the year 2003. This building contains approximately 108,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 20 U.S. branch offices located at or near customer sites to facilitate communications and enhance project performance. Branch offices are generally occupied under short term leases and currently include an aggregate of approximately 195,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the United States (generally at foreign shipyards); these services are often of short duration based on "tiger team" or "as-ordered" requirements.

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


Backlog

	As of December 31, 1998, VSE had proposals pending for engineering services contracts covering approximately $239 million in services for the Department of Defense or other government agencies or prime contractors. If these contracts are awarded to VSE, resulting ordering periods could extend through 2004. However, there is no assurance that VSE will be the successful bidder for any of these contracts. Moreover, there can be no assurance that contract awards, if any, will all result in revenues to VSE because (a) contract awards may be rescinded as a result of the government's bid protest procedures,
(b) contracts may not be funded at the nominal amounts cited in competitive bid announcements, and (c) contracts when funded may be terminated at the convenience of the government.

        During 1998 and 1997, VSE was awarded contracts having potential ceiling values of approximately $124 million and $120 million, respectively.

	VSE's funded backlog of work as of December 31, 1998, 1997, and 1996 was approximately $122 million, $110 million and $120 million, respectively. "Funded" backlog is defined as orders for services that have not been fully rendered and for which funding has been provided either at the time of award or thereafter. Substantially all of the funded backlog is expected to be completed within one year.



                                     - 18 -
PAGE

Description of Business


	The excess of unfulfilled contract estimates over the incremental funding authorized represents an "unfunded" backlog. Based on the total estimated value of contracts actually awarded, the potential revenues for work remaining to be performed under existing contracts (both funded and unfunded backlog) was approximately $1 billion, $1.2 billion, and $1.3 billion, as of December 31, 1998, 1997 and 1996, respectively. VSE has no reasonable basis on which to determine when or if such unfunded backlog may be funded. Because of uncertainties associated with changing program requirements and the ultimate availability of funds, VSE believes that measurements of unfunded backlog are of limited use in evaluating future workload.


Competition and Risks

	Competition. The professional and technical services industry in which VSE is engaged is very competitive. There are a substantial number of other organizations, including large, diversified firms with greater financial resources and larger technical staffs, which are capable of rendering essentially the same services as those offered by VSE. Such companies may be publicly owned or privately held and may be divisions of much larger organiza-tions including large manufacturing corporations.

	The government's own "in-house" capabilities are also, in effect, competitors of VSE (including the government's own nonprofit federally funded research and development centers) because government employees often perform many of the services that might otherwise be performed by VSE.

	It is not possible to predict the extent and range of competition which VSE will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. Competition in the government contract business has intensified since 1987 due to declining government budgets, and such markets are often dominated by one or a few "niche" companies. VSE believes the principal competitive factors for the professional and technical services business in which it is engaged are technical and financial qualifications, quality and innovation of services and products, past performance and low price.

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


                                     - 19 -
PAGE

Description of Business


results of such sales efforts.	The company's engineering and technical services
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

	Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Countering this trend are contracts awarded by the General Services Administration which provide a schedule of services at fixed prices which may be ordered by potential customers essentially outside of the solicitation process. In some cases, these contracting methods may pose substantial risks to traditional VSE business development efforts. While VSE has been awarded a GSA schedule contract in 1999, there is no assurance that VSE will be successful in obtaining work under this contract arrangement.

	VSE's business with the government is subject to the risk that one or more of its potential contracts or extensions of existing contracts may be awarded by the contracting agency to a competitor, including "small and disadvantaged" or minority-owned businesses pursuant to "set-aside" programs administered by the Small Business Administration or may be "bundled" into omnibus contracts for very large businesses. In addition, VSE's business is subject to funding delays, extensions, and moratoriums caused by political and administrative disagreements such as occurred during the 1996 U.S. Government budget negotiations. To date, the effect of such negotiations and disagreements on VSE has not been material; however, no assurances can be given about such risks with respect to future years.

	VSE's business is subject to the risks arising from global economic conditions associated with potential foreign customers served through VSE's contracts with the U.S. Government. For example, the reported economic slowdown of certain countries located in Southeast Asia could potentially affect BAV sales.

	Government contracts are subject to termination at the government's convenience, which means that the government may terminate the contract at any time, without cause. However, during VSE's 40-year history the aggregate amount of such government terminations for convenience has not been material. If a government contract is terminated for convenience, generally VSE is reimbursed for its allowable costs to the date of termination and is paid a proportionate amount of the stipulated profit or fee for the work actually performed.

PAGE

Management Discussion and Analysis


        The discussion and analysis which follows is intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of VSE Corporation and its wholly owned subsidiaries ("VSE" or the "company"), including CMstat Corporation ("CMstat"), Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") (formerly VSE Services Corporation, ("VSES")), and Value Systems Services ("VSS"), BAV and Ordnance, unincorporated divisions of VSE. The company is engaged principally in providing engineering, software development, testing, and management services to the U.S. Government (the "government"). SRR has generally been inactive since 1992. Intercompany sales are principally at cost and have been eliminated from the consolidated financial statements.


Results of Operations

Revenues

The following table shows the revenues from continuing operations of VSE and subsidiaries and such revenues as a percent of total revenues:


                        Revenues from Continuing Operations
                              (dollars in thousands)
                                 1998             1997             1996
Company or Business Unit       Revenues    %    Revenues    %    Revenues    %
------------------------       --------  -----  --------  -----  --------  -----
Engineering, Logistics, Management and
  Technical Services Segment:

VSE (parent only) . . . . . .  $ 52,089   28.9  $ 50,126   32.2  $ 47,404   39.5
BAV . . . . . . . . . . . . .    93,564   52.0    75,296   48.3    45,399   37.8
Energetics  . . . . . . . . .    11,984    6.6    11,598    7.4    11,286    9.4
VSS . . . . . . . . . . . . .    10,182    5.6     9,179    5.9     8,798    7.3
HRSI  . . . . . . . . . . . .     7,841    4.4     6,437    4.1     2,729
Ordnance  . . . . . . . . . .     1,531    0.8         0    0.0         0    2.3
                               --------  -----  --------  -----  --------  -----
                                177,191   98.3   152,636   97.9   115,616   96.3

Software Products and Services
  Segment:
CMstat  . . . . . . . . . . .     3,042    1.7     3,227    2.1     4,471    3.7
                               --------  -----  --------  -----  --------  -----
Total revenues  . . . . . . .  $180,233  100.0  $155,863  100.0  $120,087  100.0
                               ========  =====  ========  =====  ========  =====

Engineering, Logistics, Management and Technical Services Segment

	The largest customer for the engineering, logistics, management and technical services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's engineering services revenues have historically been subject to year to year fluctuations resulting from changes in the level of Defense spending. Defense


                                     - 21 -
PAGE

Management Discussion and Analysis


spending has been reduced in recent years, and there can be no assurance that future reductions in Defense spending will not have a material adverse impact on the company's results of operations or financial position.

         Substantially all of the company's revenues from this segment depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1998, 1997 and 1996, the company did not experience any termination of contracts for the convenience of the government nor any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position. The increases in revenues between periods is driven primarily by the increased level of activity on the BAV contract.

        BAV Contract In August 1995, VSE's BAV Division was awarded a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. BAV began work on the contract in September 1995. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005. The contract accounted for approximately 52% and 48% of consolidated revenues from continuing operations during 1998 and 1997, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company experienced significant quarterly revenue fluctuations in 1998 and anticipates that future quarterly revenues will be subject to significant variations primarily due to this contract.


Software Products and Services Segment

        Revenues from the software products and services segment decreased approximately 6% to $3 million in 1998 compared to 1997, and approximately 28% to $3.2 million in 1997 compared to 1996. The revenues of this segment depend upon a number of factors including the demand for its products, the size and timing of specific sales, the delay or deferral of customer implementations, the level of product and price competition that it encounters, the length of its sales cycles, and the timing of new product introductions and product enhancements by CMstat and its competitors.

	The profitability of this segment is dependent upon CMstat's sales. While management believes that CMstat will generate sufficient revenues to keep pace with its cost structure in 1999, failure to do so could adversely affect the company's results of operations.


                                     - 22 -
PAGE

Management Discussion and Analysis


Income from Continuing Operations Before Income Taxes

The following table shows consolidated revenues and income from continuing operations before income taxes of VSE segments, other items of income and expense, and such amounts as a percent of segment revenues. Engineering, logistics, management and technical services segment revenues were 98.3%, 97.9% and 96.3% of total revenues for 1998, 1997 and 1996, respectively. Software products and services segment revenues made up the remaining revenues.

           Income (Loss) from Continuing Operations Before Income Taxes
                          (dollars in thousands)


Description                 1998     %       1997      %        1996     %
-----------              --------  -----  --------   -----   --------  -----
Engineering, Logistics, Management
  And Technical Services Segment:

Revenues . . . . . . .   $177,191  100.0% $152,636   100.0%  $115,616  100.0%
Costs and expenses . .    171,605   96.8   147,649    96.7    111,852   96.7
                         --------  -----  --------   -----   --------  -----
Gross profit . . . . .      5,586    3.2     4,987     3.3      3,764    3.3
Selling, general and
  administrative expenses     592    0.3       617     0.4        507    0.4
Interest expense . . .         45    0.0       130     0.1        314    0.3
                         --------  -----  --------   -----   --------  -----
Income from continuing
  operations before
  Income taxes . . . .   $  4,949    2.9% $  4,240     2.8%  $  2,943    2.6%
                         ========  =====  ========   =====   ========  =====
Software Products and
  Services Segment:

Revenues . . . . . . .   $  3,042  100.0% $  3,227   100.0%  $  4,471  100.0%
Costs and expenses . .      4,631  152.2     8,941   277.1      4,138   92.6
                         --------  -----  --------   -----   --------  -----
Gross (loss) profit. .     (1,589) (52.2)   (5,714) (177.1)       333    7.4
Selling, general and
  administrative expenses     178    5.9       233     7.2        165    3.7
Interest expense . . .        496   16.3       376    11.6        149    3.3
                         --------  -----  --------   -----   --------  -----

(Loss)income from continuing
  operations before
  income taxes . . . .   $ (2,263) (74.4) $ (6,323) (195.9)% $     19    0.4%
                         ========  =====  ========   =====   ========  =====

Engineering, Logistics, Management and Technical Services Segment

Costs and expenses of operations, as a percentage of segment revenues, increased by approximately 0.1% in 1998 as compared to 1997. Costs and expenses of operations, as a percentage of segment revenues, were unchanged during 1997
as  compared to 1996.   The percentage differences between 1998,


                                     - 23 -
PAGE

Management Discussion and Analysis


1997 and 1996 are due to a combination of factors, some of which are offsetting, including (a) differences between costs incurred and costs billable (whether they may be billed based on contract provisions), (b) the effects of increases or decreases in facility and equipment lease renewals, fringe benefit programs, and similar period expenses, (c) costs associated with contract start-up and termination phases, (d) narrower profit margins on new work due to increased competition, (e) increased labor costs reflecting a more competitive marketplace for attracting and retaining our employees, (f) the establishment and reversal of reserves for potential contract disallowances due to the timing of government audits on costs incurred, (g) the amount of work performed on certain contracts as a percentage of total revenues, (h) the timing of contract award fees, and
(i) effective project and cost management.

        Selling, general and administrative expenses as a percentage of segment revenues decreased slightly, 0.1%, in 1998 as compared to 1997 primarily due to the increased revenue base. Selling, general and administrative expenses as a percentage of segment revenues remained constant in 1997 as compared to 1996.

        Interest expense as a percentage of segment revenues decreased approximately 0.1% in 1998 as compared to 1997 and approximately 0.2% in 1997 as compared to 1996 due primarily to the application of earnings to reduce the bank debt of this segment and to the improved cash collection cycles on government contracts.


Software Products and Services Segment

	Costs and expenses of operations, as a percentage of segment revenues, decreased approximately 125% for 1998 as compared to 1997 due primarily to cost reduction efforts implemented by company management to bring costs to a level consistent with anticipated revenues.

        Costs and expenses of operations, as a percentage of segment revenues, increased approximately 185% for 1997 as compared to 1996 due to the failure to consummate several large contracts, higher operating costs incurred in anticipation of such prospective contracts, the writedown of approximately $725 thousand in leasehold improvements associated with the sublease of CMstat's former headquarters space, and the amortization of approximately $1.4 million of previously capitalized software development costs.

        CMstat's business continues to consist of large contracts with long sales cycles. Cost reduction efforts have been implemented to reduce CMstat's operating cost levels and management believes that future CMstat sales will return to a level commensurate with operating expenses.

        Selling, general and administrative expenses, as a percentage of segment revenues, decreased approximately 1.3% during 1998 as compared to 1997. This decrease is primarily due to cost reduction efforts implemented by company management.


                                     - 24 -
PAGE

Management Discussion and Analysis


        Selling, general and administrative expenses, as a percentage of segment revenues, increased approximately 3.5% during 1997 as compared to 1996. This increase was primarily due to increased marketing expenses.

        Interest expense, as a percentage of segment revenues, increased approximately 4.7% in 1998 as compared to 1997 and approximately 8.3% in 1997 as compared to 1996 due primarily to the cost of financing the CMstat operating loss.

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

       CMstat derives substantially greater profit margins from license fees than from service revenues or from sales of third-party equipment and software. The mix of revenues among these three components can fluctuate materially from quarter to quarter, and such fluctuations can have a significant effect on margins. Should lower margin service revenues or revenues from sales of third-party equipment and software increase in the future as a percentage of the company's total revenues, CMstat's margins and income from operations could be adversely affected.

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


                                     - 25 -
PAGE

Management Discussion and Analysis


Acquisitions and Divestitures

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


Liquidity and Capital Resources

Cash Flows

        A net increase in cash and cash equivalents of approximately $30 thousand during 1998 resulted from approximately $3.4 million provided by operations, approximately $1.8 million used in financing activities, and approximately $1.6 million used in investing activities. Significant financing activities included a decrease in bank loan borrowings of approximately $1.7 million net of commitments for checks outstanding at year end of approximately $3.9 million. Significant investing activities included approximately $1.6 million associated primarily with the purchase of computer equipment. Cash flows provided by operating activities decreased in 1998 as compared to 1997 due primarily to an increase in the level of accounts receivable in 1998 that was commensurate with the increased revenues in 1998 as compared with a significant decrease in accounts receivable in 1997 due to collections of accounts receivable on the BAV contract. The decrease in cash flows provided by operating activities due to changes in the level of accounts receivable was offset slightly by cash provided by the increase in net income and the increase in accounts payable.

        A net decrease in cash and cash equivalents of approximately $440 thousand during 1997 resulted from approximately $8.1 million provided by operations, approximately $2.7 million used in investing activities, and approximately $5.8 million used in financing activities. Significant investing activities included approximately $2.2 million associated with the purchase of property and equipment. Significant financing activities included a decrease in bank loan borrowings of $5.5 million, net of commitments for checks outstanding at year end of approximately $3.0 million. Cash flows provided by operating activities increased in 1997 as compared to 1996 due primarily to decreases in accounts receivable by reason of collections of accounts receivable on the BAV contract.

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


                                     - 26 -
PAGE

Management Discussion and Analysis


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


Dividends

       Cash dividends were declared at the rate of $.144 per share during 1998, $.144 per share during 1997, and $.138 per share during 1996. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.



                                     - 27 -
PAGE

Management Discussion and Analysis


ESOP Advances

       During 1998, 1997 and 1996, the company advanced the ESOP trust $112 thousand, $330 thousand and $350 thousand, respectively, in connection with distributions made to terminated participants. In December 1998, the company and the ESOP entered into an agreement in which the ESOP repaid the advances.
Under the terms of the agreement, the company purchased 72,000 shares of VSE stock from the ESOP at market price and the ESOP simultaneously returned the proceeds of $792,000 from the stock sale to the company as repayment of the advances.


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


Global Economic Conditions

       VSE's business is subject to the risks arising from global economic conditions associated with potential foreign customers served through VSE's contracts with the U.S. Government. For example, the reported economic slowdown of certain countries located in Southeast Asia could potentially affect BAV sales. Management is unable to predict what, if any, impact such conditions may have on the company's financial position or results of operations.


Year 2000

       Overview. The "Year 2000" problem, or the inability of many computerized systems to properly recognize a date in the year 2000, could potentially affect the company's ability to perform many common business functions. The company recognizes the impact that this could have on its operating and financial results and has implemented a Year 2000 Action Plan ("Y2K Plan") to address the issue. The Y2K Plan includes: 1) Assignment of compliance responsibilities to operating managers, staff directors, information technology staff, contract administration and procurement staff, and the Comptroller. Additionally, the company has assigned a Senior Vice President to serve as the Y2K Coordinator, with responsibility for ensuring development and implementation of the Y2K Plan;
2) Development of a Y2K Communications System to ensure proper information dissemination and reporting with regard to Year 2000 compliance efforts; and
3) Development and implementation of a Year 2000 Compliance Program ("Y2K Program").


                                     - 28 -
PAGE

Management Discussion and Analysis


       State of Readiness. Ongoing assessments of the impact of the Year 2000 issue on systems and operations have been formalized into the Y2K Program. The Y2K Program includes phases for awareness, inventory and assessment, correction and renovation (including validation and testing and implementation), and contingency planning.

       Awareness. Managers have been informed about the nature of the Year 2000 problem and what the company is doing to address it. This includes: distribution of reference materials and lists of vendor certified Year 2000 compliant hardware, equipment, and software; selection of contact points for each location and organization for Year 2000 compliance issues; and assignment of responsibility for ensuring that operations are not disrupted or are only minimally affected. At this time, all of the company's initially identified efforts associated with the awareness phase have been completed. Additional awareness efforts, if any, will be made as they become known.

       Inventory and Assessment. Identification is made of all "Mission Critical" actions or functions and of all hardware, equipment, software, and embedded systems used to conduct the "Mission Critical" actions or functions. "Mission Critical" is defined as an action or function that must happen in order to serve a customer or line of business comprising more than 10% of the revenue base or pre-tax profit of an organization within the company. This phase includes: 1) Developing inventory listings of all hardware, equipment, software, embedded systems, operating systems, custom user applications, and contract obligations having a Year 2000 impact; 2) Analyzing and developing corrective actions for each of the items on the inventory listings; 3) Procuring programs and tools to provide compliance for the items on the inventory listings; and
4) Surveying manufacturers and vendors to obtain certification of their products as Year 2000 compliant. The inventory and assessment phase is approximately 80% complete. Analysis of the items on the inventory listing has been done primarily using internally administered programs supplied by independent outside sources. Approximately 90% of the items on the inventory listing have been found to be Year 2000 compliant.

     Correction and Renovation. The items identified in the inventory and assessment phase are redesigned, repaired, converted, or replaced, as necessary, to ensure Year 2000 compliance. Corrections and renovations are documented and this documentation is distributed to the affected managers and staff. Testing plans are developed and validation and testing occurs. Risk analysis is conducted and contingency planning issues are identified. The correction and renovation phase is in process and is expected to be completed prior to December of 1999.


       Costs. Costs incurred to date for Year 2000 compliance efforts have been minimal and are included as part of the company's ongoing administrative costs and have not been separately identified. The company continues to upgrade and improve its information technology systems as part of its normal effort to maintain a competitive edge. As these upgrades and improvements are made, the company is ensuring that all are Year 2000 compliant. Therefore, the majority of costs incurred for computer systems that ensure Year 2000 compliance are

                                     - 29 -
PAGE

Management Discussion and Analysis


expenditures that are made in the normal course of business. Total property and equipment expenditures for 1998, including expenditures for computers and computer systems, were approximately $1.6 million. Expenditures for 1999 are expected to remain at about the same level. Accordingly, management believes that the incremental costs of addressing the Year 2000 compliance issue will not materially affect the company's consolidated financial position, liquidity, or results of operations through December 31, 1999.

       Risks. The full range of potential risks associated with the Year 2000 issue is under review. Potential risks include obligations related to contract performance on current and past contracts, the reliance on infrastructure services to conduct the company's business operations, and the possibility of liquidity issues caused by payment problems with VSE's banks or government customers. Although management believes that the risks associated with internal issues regarding the Year 2000 problem will be minimal, the risks associated with external issues are difficult to predict. If these external issues cause massive failures to systems upon which the company is reliant, the results could materially affect the company's consolidated financial position, liquidity, or results of operations.

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


Market Risk

       The Company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at December 31, 1998.




                                     - 30 -
PAGE

Executive Officers



William R. Albertolli, 56
Senior Vice President and
President, VSS Division

Byron S. Bartholomew, 71
Executive Vice President,
Business Development

Thomas J. Corridon, 41
Senior Vice President,
Chief Financial Officer and
Treasurer

Donald M. Ervine, 62
Chairman and
Chief Executive Officer

James M. Knowlton, 56
President and
Chief Operating Officer,
President and General Manager,
BAV Division

Thomas L. Prather, Jr., 58
Senior Vice President and
General Manager,
Land Warfare Group

Mark A. Robin, 45
Senior Vice President,
Human Resources and President,
Human Resource Systems, Inc.

Jayne M. Tuohig, 52
Senior Vice President and
General Manager,
Postal Service Program Center

Paul A. Vander Myde, 62
Senior Vice President,
Corporate Affairs

Craig S. Weber, 54
Senior Vice President and
Corporate Secretary


VSE COMMOM STOCK
----------------

    VSE common stock (par value $.05 per
share) is traded in the Nasdaq National
Market System, trading symbol: VSEC
Newspaper listing:  VSE.

    The following table sets forth the
range of high and low sales price
information on VSE common stock for
each quarter and annually during the
last two years based on information
reported by the Nasdaq National
Market System and adjusted for the
five-for-four stock split in 1997.


Quarter         High    Low    Dividends
-------        ------ ------   ---------
1997:
March 31 . . . $13.80 $11.60   $.036
June 30  . . .  11.80   8.00    .036
September 30 .  10.70   9.60    .036
December 31  .  10.20   9.60    .036
For the year   $13.80 $ 8.00   $.144

1998:
March 31 . . . $ 9.70 $ 8.125  $.036
June 30  . . .  10.50   8.00    .036
September 30 .   9.50   7.75    .036
December 31  .  13.00   5.75    .036
For the year   $13.00 $ 5.75   $.144


    There were approximately 1,400
stockholders of VSE common stock as of
March 1, 1999, consisting of about 300
stockholders of record plus the number
of beneficial owner proxy sets provided
in connection with VSE's 1998 Annual
Meeting of Stockholders to (a) brokers,
banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k)
Plan.

    VSE has a loan agreement with a bank
which permits, subject to absence of any event of default, the payment of cash dividends subject to annual rate restrictions.
See Note 4 (Debt) of "Notes to Consolidated
Financial Statements" included elsewhere in this Annual Report.


                                     - 31 -
PAGE

Report of Independent Public Accountants

To the Stockholders of VSE Corporation:

       We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' investment and cash flows for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

                                               /s/ ARTHUR ANDERSEN LLP

                                               ARTHUR ANDERSEN LLP


Washington, D.C.,
  March 5, 1999




                                     - 32 -
PAGE

Consolidated Financial Statements

------------------------------------------------------------------------------
Consolidated Balance Sheets                                 As of December 31,
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             1998       1997
                                                           -------   --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $    49   $     15
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .  27,574     24,650
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     422        899
  Other current assets . . . . . . . . . . . . . . . . . .   1,266      1,322
                                                           -------    -------
      Total current assets . . . . . . . . . . . . . . . .  29,311     26,886
                                                           -------    -------

Property and equipment, net  . . . . . . . . . . . . . . .   5,089      5,034
Deferred tax assets  . . . . . . . . . . . . . . . . . . .     449        309
Intangible assets, net . . . . . . . . . . . . . . . . . .   2,836      3,117
Other assets . . . . . . . . . . . . . . . . . . . . . . .   3,052      2,702
                                                           -------    -------
      Total assets . . . . . . . . . . . . . . . . . . . . $40,737    $38,048
                                                           =======    =======
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . . . . . $ 1,333    $   555
  Accounts payable and other current liabilities . . . . .  11,846     10,184
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   6,388      6,152
  Dividends payable  . . . . . . . . . . . . . . . . . . .      79         78
                                                           -------    -------
      Total current liabilities  . . . . . . . . . . . . .  19,646     16,969

Long-term debt . . . . . . . . . . . . . . . . . . . . . .   5,370      7,108
Deferred compensation  . . . . . . . . . . . . . . . . . .   1,871      1,490
                                                           -------    -------
      Total liabilities  . . . . . . . . . . . . . . . . .  26,887     25,567
                                                           -------    -------

Commitments and contingencies (Note 9)

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,186,905 in 1998 and
    2,165,405 in 1997  . . . . . . . . . . . . . . . . . .     109        108
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .   3,832      3,631
  Retained earnings  . . . . . . . . . . . . . . . . . . .  10,701      9,422
  ESOP obligation  . . . . . . . . . . . . . . . . . . . .       0       (680)
  Treasury stock, at cost (72,000 shares in 1998)  . . . .    (792)         0
                                                           -------    -------
      Total stockholders' investment . . . . . . . . . . .  13,850     12,481
                                                           -------    -------
      Total liabilities and stockholders' investment . . . $40,737    $38,048
                                                           =======    =======

See accompanying notes

                                     - 33 -
PAGE

Consolidated Financial Statements

------------------------------------------------------------------------------
Consolidated Statements of Income             For the years ended December 31,
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                  1998       1997       1996
                                              ---------  ---------  ---------
Revenues, principally from contracts . . . .  $ 180,233  $ 155,863  $ 120,087

Costs and expenses of contracts  . . . . . .    176,236    156,590    115,990
                                              ---------  ---------  ---------
Gross profit (loss)  . . . . . . . . . . . .      3,997       (727)     4,097

Selling, general and administrative expenses        770        850        672

Interest expense . . . . . . . . . . . . . .        541        506        463
                                              ---------  ---------  ---------
Income (loss) from continuing operations
  before income taxes  . . . . . . . . . . .      2,686     (2,083)     2,962

Provision (benefit) for income taxes . . . .      1,091       (636)     1,016
                                              ---------  ---------  ---------
Income (loss) from continuing operations . .      1,595     (1,447)     1,946

Discontinued operations, net of tax:

  Loss from operations (net of tax
    benefit of $14). . . . . . . . . . . . .          0          0        (25)
  Loss on disposal (net of tax benefit
    of $118) . . . . . . . . . . . . . . . .          0          0       (179)
                                              ---------  ---------  ---------
Net income (loss)  . . . . . . . . . . . . .  $   1,595  $  (1,447) $   1,742
                                              =========  =========  =========

Basic earnings per share:
  Income (loss) from continuing operations .  $    0.75  $   (0.68) $    0.89
  Loss from discontinued operations  . . . .       0.00       0.00      (0.09)
                                              ---------  ---------  ---------
Net income (loss)  . . . . . . . . . . . . .  $    0.75  $   (0.68) $    0.80
                                              =========  =========  =========

Diluted earnings per share:
  Income (loss) from continuing operations .  $    0.75  $   (0.68) $    0.88
  Loss from discontinued operations  . . . .       0.00       0.00      (0.09)
                                              ---------  ---------  ---------
Net income (loss)  . . . . . . . . . . . . .  $    0.75  $   (0.68) $    0.79
                                              =========  =========  =========
Basic weighted average shares outstanding     2,126,151  2,123,544  2,164,505
                                              =========  =========  =========

See accompanying notes

                                     - 34 -
PAGE

Consolidated Financial Statements

--------------------------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Investment
--------------------------------------------------------------------------------------------------
(in thousands)
                                                                                    Unrealized
                                                                                      Loss on
                       Common  Stock   Paid-In   Retained   Treasury      ESOP     Available-for-
                      Shares   Amount  Surplus   Earnings     Stock    Obligation  Sale Securities
                      ------   ------  -------   --------   --------   ----------  ---------------
Balance at
  December 31, 1995    1,954   $  98   $ 8,338   $ 21,402   $(16,285)    $   0        $  0

Net income for
  the year                --      --        --     1,742          --        --          --
ESOP obligation           --      --        --        --          --      (350)         --
Stock split
  effected in the
  form of a 2-for-1
  stock dividend       1,954      97       (97)       --          --        --          --
Unrealized loss
  on marketable
  securities              --      --        --        --          --        --         (46)
Dividends
  declared ($.138)        --      --        --      (304)         --        --          --
                      ------   -----   -------   -------    --------     -----
Balance at
  December 31, 1996    3,908     195     8,241    22,840     (16,285)     (350)        (46)

Net loss for
  the year                --      --        --    (1,447)         --        --          --
Purchase of Treasury
  Stock                   --      --        --        --         (70)       --          --
ESOP Obligation           --      --        --        --          --      (330)         --
Realized loss on
  marketable
  securities              --      --        --        --          --        --          46
Retirement of
  Treasury Stock      (2,176)   (109)   (4,588)  (11,658)     16,355        --          --
Stock split
  effected in the
  form of a 5-for-4
  stock dividend         433      22       (22)       --          --        --          --
Dividends
  declared ($.144)        --      --        --      (313)         --        --          --
                      ------   -----   -------   -------    --------     -----
Balance at
  December 31, 1997    2,165     108     3,631     9,422          --      (680)         --

Net income for
  the year                --      --        --     1,595          --        --          --
ESOP Obligation           --      --        --        --          --      (112)         --
Purchase of Treasury
  Stock                   --      --        --        --        (792)      792          --
Issuance of stock         22       1       201        --          --        --          --
Dividends
  declared ($.144)        --      --        --      (316)         --        --          --
                      ------   -----   -------   -------    --------     -----

Balance at
  December 31, 1998    2,187   $ 109   $ 3,832   $ 10,701   $   (792)    $   0        $  0
                      ======   =====   =======   ========   ========     ======


See accompanying notes

                                     - 35 -
PAGE

Consolidated Financial Statements

---------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows         For the years ended December 31,
---------------------------------------------------------------------------------------------
(in thousands)
                                                                       1998     1997     1996
                                                                     -------  -------  -------
Cash flows from operating activities:
 Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .      $ 1,595  $(1,447) $ 1,742
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . .        1,853    2,667    1,344
    Amortization of capitalized software development costs  . .            0    1,420      147
    Discontinued operations . . . . . . . . . . . . . . . . . .            0        0      204
    Loss on sale of property and equipment  . . . . . . . . . .            5       47       13
    Deferred compensation plan expense  . . . . . . . . . . . .          140        6      141
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
        Accounts receivable . . . . . . . . . . . . . . . . . .       (2,924)    9,057 (17,634)
        Other current assets and noncurrent assets  . . . . . .         (350)      157  (1,255)
        Deferred taxes  . . . . . . . . . . . . . . . . . . . .          337   (1,327)     518
      Increase (decrease) in:
        Current portion of long-term debt . . . . . . . . . . .          778      555        0
        Accounts payable and other current liabilities  . . . .        1,715   (3,324)  10,271
        Accrued expenses  . . . . . . . . . . . . . . . . . . .          236      311      157
      Net cash provided by (used in)
        continuing operating activities . . . . . . . . . . . .        3,385    8,122   (4,352)
      Net cash used in discontinued
        operating activities  . . . . . . . . . . . . . . . . .            0        0      (25)
                                                                     -------  -------  -------
        Net cash provided by (used in)
          operating activities                                         3,385    8,122   (4,377)
                                                                     -------  -------  -------
Cash flows from investing activities:
 Purchase of property and equipment,
   (net of proceeds from dispositions)  . . . . . . . . . . . .       (1,576)  (2,229)  (2,465)
 Capitalized software development costs . . . . . . . . . . . .            0     (491)    (795)
 Net proceeds from sale of Schmoldt Engineering . . . . . . . .            0        0      100
 Change in net assets of discontinued operations. . . . . . . .            0        0 _    440
                                                                     -------  -------  -------
   Net cash used in investing activities                              (1,576)  (2,720)  (2,720)
                                                                     -------  -------  -------
Cash flows from financing activities:
  Net (payments of) proceeds from bank loan . . . . . . . . . .       (1,738)  (5,543)   7,659
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . .         (315)    (313)    (300)
  Net proceeds from (payments of) deferred compensation . . . .          188      370      (14)
  Advance to ESOP . . . . . . . . . . . . . . . . . . . . . . .          680     (330)    (350)
  Purchase of Treasury stock  . . . . . . . . . . . . . . . . .         (792)     (70)       0
  Realized (unrealized) loss on marketable securities . . . . .            0       46      (46)
  Issuance of common stock  . . . . . . . . . . . . . . . . . .          202        0        0
                                                                     -------  -------  -------
    Net cash (used in) provided by financing activities               (1,775)  (5,840)   6,949
                                                                     -------  -------  -------
Net increase (decrease) in cash and cash
    equivalents . . . . . . . . . . . . . . . . . . . . . . . .           34     (438)    (148)
  Cash and cash equivalents at beginning of year. . . . . . . .           15      453      601
                                                                     -------  -------  -------
  Cash and cash equivalents at end of year. . . . . . . . . . .     $     49  $    15  $   453
                                                                    ========  =======  =======

See accompanying notes


                                      - 36 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include two segments: the engineering, logistics, management, and technical services segment and the software products and services segment. The engineering, logistics, management, and technical services segment is comprised of VSE Corporation and its wholly-owned subsidiaries ("VSE" or the "company"), Energetics Incorporated ("Energetics"), and Human Resource Systems, Inc. ("HRSI"), and the unincorporated divisions of VSE, Value Systems Services ("VSS"), BAV and Ordnance. This segment is engaged principally in providing engineering, testing, management and information technology services to the U. S. Government (the "government"). The Ship Remediation and Recycling, Inc. ("SRR") subsidiary (formerly VSE Services Corporation ("VSES")), has generally been inactive after 1992. The software products and services segment is comprised of VSE's wholly-owned subsidiary CMstat and is engaged principally in software development and sales of software products and services to primarily government prime contractors. Intercompany sales are principally at cost. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


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


Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires a public company to report financial and descriptive information about its reportable operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company adopted the provisions of the standard in its 1997 annual report.

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

                                     - 37 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. The objective of SFAS No. 128 is to make the U.S. standard for computing EPS more compatible with international EPS computations. SFAS No. 128 has been adopted in these financial statements. Refer to "Stockholders' Investment and Earnings Per Share" below for the discussion of EPS.


Stockholders' Investment and Earnings Per Share

On December 10, 1997, VSE announced a five-for-four stock split in the form of a stock dividend payable to stockholders of record as of the close of business on December 31, 1997. The stock dividend was distributed on January 7, 1998. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.

At December 31, 1998, options to purchase 149,023 shares, 38,250 shares and 47,000 shares of common stock at $10.91, $13.04, and $9.42 per share, respectively, were outstanding. There was no dilutive impact on reported earnings per share for 1998 and 1997. The computation for earnings per share from continuing operations for the year ended December 31, 1996 is as follows:

                                     Net
                                   Income
                                    from            Weighted
                                 Continuing          Average   Per-Share
                                 Operations          Shares      Amount
                                 ------------      ---------     ------
                                (in thousands)
Basic EPS                          $1,946          2,164,504     $ 0.89
Assumed Exercise of Options             0             33,747       0.00
                                   ------          ---------     ------
Diluted EPS                        $1,946          2,198,251     $ 0.88
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

The company's consolidated financial statements for 1996 report separately the net assets and operating results of Schmoldt Engineering as discontinued operations pursuant to the provisions of Accounting Principles Board Opinion

                                     - 38 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Schmoldt Engineering operated in the oil and gas pipeline services business, providing its services to commercial customers. The net losses of these operations from January 1, 1996 to February 7, 1996, are included in the consolidated statements of income under "Discontinued operations, net of tax: Losses from operations." Revenue from such operations was $66 thousand for the period ended February 7, 1996.


Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a component of stockholders' investment.

Realized gains and losses are included in other income. Available-for-sale debt securities as of December 31, 1998 and December 31, 1997 consisted of overnight money market accounts of $3.3 million and $3.5 million, respectively, secured by U.S. Government agency securities. The estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant. Additionally, the company held available-for-sale marketable securities as of December 31, 1996 with a fair value of $20 thousand consisting of publicly traded stock. The unrealized loss on these securities as of December 31, 1996 of $46 thousand is presented as a separate component of stockholders' investment. These securities were sold in December 1997 at a realized loss of $53 thousand.


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

                                     - 39 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

Supplemental disclosures of cash flow information for the three years ended
December 31, are presented below (in thousands):
                                                 1998        1997        1996
                                              --------    --------    --------
   Interest payments . . . . . . . . . . . .  $    537    $    568    $    447
   Income tax payments . . . . . . . . . . .       903         319         590


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

A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. In 1996, the company's indirect cost rates were audited and approved for years 1995, 1994, and 1993 with no material changes. This resulted in a reduction of previously established reserves of $1,044 thousand for contract and audit disallowances related to those years. All audit years prior to 1996 have now been approved. In the opinion of management, the audits of the indirect cost rates for 1998, 1997, and 1996 will not result in material adjustments, if any, to the company's results of operations or financial position.

The company's software revenues result from sales of software licenses and post contract customer support. Revenue from the sale of licenses is recognized upon delivery of the software. Revenue from the support is recognized ratably over the period to which the support agreement relates.

                                     - 40 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Property and Equipment

Property and equipment (valued at cost) consisted of the following (in thousands):
                                                           1998        1997
                                                         -------     -------
    Computer systems equipment . . . . . . . . . . . . . $ 8,247     $ 8,262
    Furniture, fixtures, equipment, and other  . . . . .   4,845       5,043
    Leasehold improvements . . . . . . . . . . . . . . .   2,278       2,295
    Buildings  . . . . . . . . . . . . . . . . . . . . .     381         381
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                         -------     -------
                                                          16,136      16,366
    Less accumulated depreciation  . . . . . . . . . . . (11,047)    (11,332)
                                                         -------     -------
                                                         $ 5,089     $ 5,034
                                                         =======     =======

Depreciation and amortization expense for property and equipment was approximately $1.5 million for 1998, $2.3 million for 1997 and $1.3 million for 1996. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of four to six years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of all other property and equipment is provided principally by the double-declining method over periods of three to twenty years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years.

In March of 1998, the company entered into a sublease agreement for approximately 20,000 square feet formerly occupied by CMstat. Leasehold improvements of approximately $725 thousand, which will not be recovered by future sublease payments, were fully written down in 1997.


Capitalized Software Development Costs

The company capitalizes certain computer software development costs, primarily associated with CMstat, upon the establishment of technological feasibility. Costs capitalized include labor and associated fringe benefits. These costs are amortized utilizing the straight-line method generally over a period of two years. Accumulated amortization was approximately $1.5 million as of December 31, 1998 and 1997. Amortization expense for 1998, 1997, and 1996 was approximately $0, $1.4 million and $147 thousand, respectively.

The company performs a quarterly review of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off. In 1997, approximately $890 thousand of previously capitalized software development costs were written down completely. No additional software development costs were capitalized in 1998.

                                     - 41 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

Nonoperating Net Income

Nonoperating net income included in selling, general and administrative expenses, primarily interest income, was approximately $39 thousand, $46 thousand, and $32 thousand for the years ended December 31, 1998, 1997, and 1996, respectively.


Deferred Compensation Plans

Deferred compensation plan expense for the years ended December 31, 1998, 1997, and 1996 was approximately $140 thousand, $6 thousand and $141 thousand, respectively.

Included in other assets are assets of the deferred compensation plans which
include  equity  securities recorded  at fair value.   The fair value of these
securities was approximately $1,775 thousand and $1,564 thousand as of December 31, 1998 and 1997, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.


(2)  Acquisitions

On May 31, 1995 the company acquired all of the outstanding stock of CMstat, a leading developer and supplier of commercial off-the-shelf configuration and product data management solutions, for approximately $970 thousand in cash. The acquisition was accounted for by the purchase method of accounting. The results of CMstat's operations since May 31, 1995 are included in these consolidated financial statements. The company recorded approximately $1.2 million of identifiable intangible assets, $800 thousand of deferred taxes related to the identifiable intangible assets and $400 thousand of goodwill. Goodwill related to this transaction and identifiable intangible assets are being amortized by the straight-line method generally over a period of ten years.

On August 29, 1995 the company acquired all of the outstanding stock of Energetics for approximately $3.7 million. Energetics assists government and industry in conducting effective technology programs, primarily in the fields of energy use and the environment. The acquisition was accounted for by the purchase method of accounting. The results of Energetics' operations since August 29, 1995 are included in these consolidated financial statements. The company has recorded approximately $1.5 million of goodwill and $100 thousand of identifiable intangible assets in connection with this acquisition. Goodwill is being amortized by the straight-line method over fifteen years. Identifiable intangible assets were amortized over one year.


                                     - 42 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

(3)  Accounts Receivable

The components of accounts receivable as of December 31, 1998 and 1997, were as follows (in thousands):
                                                          1998        1997
                                                      ---------    ---------
  Billed  . . . . . . . . . . . . . . . . . . . .     $  11,045   $  12,369
  Unbilled:
    Retainages  . . . . . . . . . . . . . . . . .           133         126
    Other (principally December work billed in
     January) . . . . . . . . . . . . . . . . . .        16,481      12,295
  Less-Allowance for doubtful accounts  . . . . .           (85)       (140)
                                                      ---------   ---------
    Total accounts receivable                         $  27,574   $  24,650
                                                      =========   =========

The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of approximately $333 thousand as of December 31, 1998 and approximately $279 thousand as of December 31, 1997. "Unbilled: Other" also includes certain costs which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled: Other" were approximately $485 thousand and $102 thousand as of December 31, 1998, and 1997, respectively.

Contracts with the U.S. Government, primarily with the U.S. Department of Defense, accounted for more than 95% of revenues in all years presented. These
contracts were performed primarily in the engineering services industry.   A
contract awarded in 1995 with the U.S. Navy accounted for approximately 52% and 48% of such revenues in 1998 and 1997, respectively.

The company generally expects to collect all accounts receivable other than retainages within one year.


(4)  Debt

Long-term debt as of December 31, 1998 and 1997 was as follows (in thousands):
                                                          1998        1997
                                                        -------     -------
  Bank loan borrowings and commitments . . . . . . .    $ 6,703     $ 7,663
  Less portion due within one year . . . . . . . . .     (1,333)       (555)
                                                        -------     -------
                                                        $ 5,370     $ 7,108
                                                        =======     =======

VSE has a loan agreement with a syndicate of banks that includes a revolving loan and a term loan and contains certain financial covenants. Under the revolving loan portion of the agreement, VSE can borrow up to $30 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or an optional LIBOR-based rate. Commitment fees are charged on the unused portion of the revolving loan commitment. The termination date of the revolving loan is May 31, 2000. The original principal amount of the term loan was $4 million and the term of the loan was four

                                     - 43 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

years. There were no principal payments due during the first 12 months of the loan. Monthly principal payments of approximately $111 thousand are due in 36 installments beginning August 1998 through July 2001. Interest on the term loan is charged at a LIBOR-based rate 1% higher than the LIBOR-based rate charged on the revolving loan. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and cash flow coverage ratio requirements, a limit on annual dividends, and limits on investments and loans to certain affiliates.

Due to losses incurred by VSE's CMstat subsidiary, the company was not in compliance with certain original loan covenants during 1998 and 1997. The loan agreement was amended in July 1997 and again in September 1998 to restate certain terms and conditions of the loan, including the covenants with which the company was not compliant. The company was in compliance during 1998 and 1997 with all covenants of the loan agreement as amended through September 1998.

Included in long-term debt at December 31, 1998 and December 31, 1997 are bank loan principal amounts of approximately $2.8 million and $4 million, respectively, and commitments for checks outstanding of approximately $3.9 and $3.7 million, respectively.


(5)  Accrued Expenses

The components of accrued expenses as of December 31, 1998 and 1997, were as follows (in thousands):
                                                           1998          1997
                                                        --------      --------
     Accrued salaries  . . . . . . . . . . . . . . . .  $  1,791      $  1,700
     Accrued vacation  . . . . . . . . . . . . . . . .     1,692         1,595
     Estimated future losses on fixed-price and
       time and material contracts . . . . . . . . . .       350           257
     Other accrued expenses  . . . . . . . . . . . . .     2,555         2,600
                                                        --------      --------
       Total accrued expenses                           $  6,388      $  6,152
                                                        ========      ========

(6)  ESOP/401(k) Plan and Profit Sharing Plan

VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, the company and certain of its subsidiaries make contributions into a trust which purchases VSE stock on behalf of employees who meet certain age and service requirements and are employed at the end of the plan year.
Contributions at the rate of up to 2% of eligible employee compensation may be made at the discretion of the board of directors. Contributions are allocated, subject to a vesting schedule, pro rata based on eligible employee compensation. The plan expense for VSE and certain of its subsidiaries for 1998, 1997, and 1996, was approximately $359 thousand, $236 thousand, and $328 thousand, respectively.

                                     - 44 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

The ESOP/401(k) plan held 688,522 shares and 816,211 shares of VSE stock as of December 31, 1998 and 1997, respectively, which receive dividend payments and are included in the weighted average shares for earnings per share calculations.

During 1998, 1997 and 1996, the company advanced the ESOP trust $112 thousand, $330 thousand, and $350 thousand, respectively, in connection with distributions made to terminated participants. The advances were payable to the company when the funds became available. On December 31, 1998 the ESOP trust sold shares to the Company and repaid the advances. The unallocated shares of the company's common stock related to these transactions are not included in the weighted average shares for earnings per share calculations.

Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan.
At its discretion, Energetics may make contributions to the plan. The plan expense for 1998, 1997, and 1996 was approximately $443 thousand, $420 thousand, and $460 thousand, respectively.


(7)  Stock Option Plans

1996 Stock Option Plan

The company accounts for the VSE Corporation 1996 Stock Option Plan (the "1996
Plan") pursuant to APB Opinion No. 25, "Accounting for Stock Issued to
Employees," under which no compensation  cost has been recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.  Had compensation cost for the 1996 Plan been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation,"
the company's net income and earnings per share would have been as follows (in thousands, except per share amounts):
                                         1998      1997      1996
                                       -------   -------    ------
Net income (loss):     As reported     $ 1,595   $(1,447)   $1,742
                                       =======   =======    ======
                       Pro forma         1,542    (1,569)    1,643
                                       =======   =======    ======

Earnings per share:    As reported     $  0.75   $ (0.68)   $ 0.79
                                       =======   =======    ======
                       Pro forma          0.73     (0.74)     0.75
                                       =======   =======    ======

Under the 1996 Plan, the company may grant options for and sell up to an aggregate of 273,698 shares of the common stock of the company. Through December 31, 1998 the company has granted options for 267,725 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date

                                     - 45 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors. The 1996 Plan will terminate on the earliest of January 1, 2007, or the date on which all options under the 1996 plan have been exercised or terminated.

Information with respect to stock options is as follows:
                                    Weighted         Weighted         Weighted
                                    Average          Average          Average
                                    Exercise         Exercise         Exercise
                            1998    Price     1997   Price     1996   Price
                           -------  -----   -------  -----   -------  -----
Number of shares under
 stock options:
 Outstanding at beginning
  of year                  205,283  $11.38  160,707  $10.91        0  $    0
 Granted                    47,000    9.42   56,500   13.04  164,225   10.91
 Forfeited                 (18,010)  11.80  (11,924)  12.83   (3,518)  10.91
                           -------  -----   -------  -----   -------  -----
 Outstanding at end
  of year                  234,273  $10.95  205,283  $11.38  160,707  $10.91
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year                  142,642  $11.07   91,203  $11.18   41,056  $10.91
                           =======  ======  =======  ======  =======  ======
Weighted average fair
 value of options granted    $2.14            $3.05            $2.43
                           =======          =======          =======

The fair value of the options is estimated on the date of grant using the Black-
Scholes option pricing model.  The following assumptions were used in the pricing calculation for 1998, 1997 and 1996:
                                          1998       1997       1996
                                         -----      -----      -----
Risk free interest rate                   5.47%      6.03%      5.14%
Dividend yield                            2.00%      2.00%      2.00%
Expected life                            3 years    3 years    3 years
Expected volatility                      29.00%     29.00%     29.00%


1998 Stock Option Plan

In May of 1998, the VSE shareholders approved the VSE Corporation 1998 Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, the company may grant options for and sell up to an aggregate of 343,750 shares of common stock. Of the shares available for grant, 15,625 shares may be granted to non-employee directors of VSE, and 328,125 shares may be granted to executive officers and key employees. Each option granted under the 1998 Plan will be granted at the fair market value of VSE's stock on the date of grant. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. No grant of options was made under the 1998 Plan in 1998. On January 1, 1999, the company granted options for 66,000 shares of common stock. The 1998 Plan will

                                     - 46 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
terminate on the earliest of May 6, 2008, or the date on which all options under the 1998 Plan have been exercised or terminated.


(8)  Income Taxes

The company files consolidated federal income tax returns with all of its subsidiaries. The components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                   1998       1997       1996
                                                  ------    -------     ------
  Current
     Federal . . . . . . . . . . . . . . . . . .  $  574    $   460     $  408
     State . . . . . . . . . . . . . . . . . . .     197        231        106
                                                  ------    -------     ------
                                                     771        691        514
  Deferred
     Federal . . . . . . . . . . . . . . . . . .     249     (1,103)       413
     State   . . . . . . . . . . . . . . . . . .      71       (224)        89
                                                  ------    -------     ------
                                                     320     (1,327)       502
                                                  ------    -------     ------
  Provision (benefit) for income taxes            $1,091    $  (636)    $1,016
                                                  ======    =======     ======

The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 1998, 1997, and 1996 are as follows (in thousands):
                                                  1998       1997       1996
                                                 ------     ------     ------
  Tax at statutory federal income tax rate . . . $  913     $ (708)    $1,007
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .    179         39        124
     Permanent differences for tax . . . . . . .     38         33          3
     Other, net  . . . . . . . . . . . . . . . .    (39)         0       (118)
                                                 ------     ------     ------
     Provision (benefit) for income taxes        $1,091     $ (636)    $1,016
                                                 ======     ======     ======

The company's deferred tax assets (liabilities) as of December 31, 1998 and
1997, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                  1998        1997
                                                 ------      ------
     Current deferred tax assets   . . . . . . . $1,265      $1,421
     Current deferred tax liabilities  . . . . .   (843)       (522)
                                                 ------      ------
       Net current deferred tax assets . . . . .    422         899
     Noncurrent deferred tax assets  . . . . . .  1,251       1,151
     Noncurrent deferred tax liabilities . . . .   (752)       (792)
     Valuation allowance . . . . . . . . . . . .    (50)        (50)
                                                 ------      ------
       Net noncurrent deferred tax
         assets  . . . . . . . . . . . . . . . .    449         309
                                                 ------      ------
     Net deferred tax assets . . . . . . . . . . $  871      $1,208
                                                 ======      ======

                                     - 47 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company has established such a valuation allowance for the deferred tax asset associated with certain real property because of the uncertainty that the deferred tax asset will be fully realized.

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows (in thousands):
                                                        1998            1997
                                                      -------         -------
   Deferred compensation . . . . . . . . . . . . . .  $ 1,413         $ 1,265
   Accrued expenses  . . . . . . . . . . . . . . . .      267             312
   Accelerated depreciation  . . . . . . . . . . . .      232             301
   Other . . . . . . . . . . . . . . . . . . . . . .      182             150
   Allowance for contract and other disallowances  .      129             109
   Bad debt expense  . . . . . . . . . . . . . . . .       35              57
   Retainages not taxed until billed.  . . . . . . .     (402)           (429)
   Deferred revenues . . . . . . . . . . . . . . . .     (440)             65
   Intangible assets . . . . . . . . . . . . . . . .     (495)           (572)
                                                      -------         -------
                                                          921           1,258
   Valuation allowance . . . . . . . . . . . . . . .      (50)            (50)
                                                      -------         -------
   Net deferred tax assets                            $   871         $ 1,208
                                                      =======         =======

(9)  Commitments and Contingencies

Leases

The principal facilities of the company and its subsidiaries are generally rented under noncancelable operating leases for periods of one to ten years.
The company and its subsidiaries also lease furniture and equipment generally under noncancelable operating leases for periods of one to five years. Rent expense for 1998, 1997, and 1996 was approximately $2.4 million, $3.2 million, and $2.9 million, respectively, which was net of sublease income of approximately $464 thousand, $318 thousand, and $425 thousand, respectively. The future minimum annual rental required under leases having remaining noncancelable lease terms in excess of one year, net of noncancelable sublease income, will approximate $2 million in 1999, $1.9 million in 2000, $1.6 million in 2001, $1 million in 2002, $598 thousand in 2003 and $2.4 million thereafter.


Litigation

The company and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. The company is not aware of any present claims which would have a material adverse effect on the company's results of operations or financial position.

                                     - 48 -
PAGE

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

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


The following table presents revenues and other financial information by business segment for the years 1998, 1997, and 1996, in thousands:

1998                             ELMTS     SPS   Eliminations     Consolidated
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                     $177,191   $3,042   $                $180,233
Interest expense                      45      496                         541
Depreciation and amortization      1,602      251                       1,853
Operating income (loss)            4,949   (2,263)                      2,686
Assets                            63,278    2,345     (24,886)         40,737
Expenditures for capital assets    1,538       55                       1,593

1997
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                     $152,636   $3,227   $                $155,863
Interest expense                     130      376                         506
Depreciation and amortization      1,622    2,465                       4,087
Operating income (loss)            4,240   (6,323)                     (2,083)
Assets                            53,917    2,498     (18,367)         38,048
Expenditures for capital assets    1,826      974                       2,800

1996
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                     $115,616   $4,471   $                $120,087
Interest expense                     314      149                         463
Depreciation and amortization      1,261      230                       1,491
Operating income                   2,943       19                       2,962
Assets                            51,141    4,421      (7,221)         48,341
Expenditures for capital assets    1,101    2,166                       3,267


                                     - 49 -
PAGE

Selected Quarterly Data

-----------------------------------------------------------------------------
Selected Quarterly Data (Unaudited)
(in thousands, except earnings per share)
                                                     1998 Quarters

                                              1st      2nd      3rd      4th
                                           -------  -------  -------  -------
Revenues . . . . . . . . . . . . . . . .   $41,664  $39,031  $45,082  $54,456
                                           =======  =======  =======  =======
Gross profit . . . . . . . . . . . . . .   $   641  $   707  $ 1,308  $ 1,341
                                           =======  =======  =======  =======
Income from continuing operations  . . .   $   178  $   189  $   673  $   555
                                           =======  =======  =======  =======
Net income . . . . . . . . . . . . . . .   $   178  $   189  $   673  $   555
                                           =======  =======  =======  =======

Weighted average shares outstanding  . .     2,130    2,132    2,122    2,121
                                           =======  =======  =======  =======
Basic earnings per share:

Income from continuing operations          $   .08  $   .09  $   .32  $   .26
                                           =======  =======  =======  =======
Net income per share  . . . . . . . . .    $   .08  $   .09  $   .32  $   .26
                                           =======  =======  =======  =======
Diluted earnings per share:

Weighted average shares outstanding  . .     2,130    2,132    2,122    2,121
                                           =======  =======  =======  =======

Income from continuing operations          $    08  $   .09  $   .32  $   .26
                                           =======  =======  =======  =======
Net income per share . . . . . . . . . .   $   .08  $   .09  $   .32  $   .26
                                           =======  =======  =======  =======

                                                     1997 Quarters

                                              1st      2nd      3rd      4th
                                           -------  -------  -------  -------
Revenues . . . . . . . . . . . . . . . .   $47,494  $32,170  $34,564  $41,635
                                           =======  =======  =======  =======
Gross profit (loss). . . . . . . . . . .   $   142  $    11  $   641  $(1,521)
                                           =======  =======  =======  =======
(Loss) income from continuing operations   $  (277) $  (156) $     8  $(1,022)
                                           =======  =======  =======  =======
Net (loss) income  . . . . . . . . . . .   $  (277) $  (156) $     8  $(1,022)
                                           =======  =======  =======  =======

Weighted average shares outstanding  . .     2,146    2,122    2,114    2,114
                                           =======  =======  =======  =======
Basic earnings per share:

Loss from continuing operations  . . . .   $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======
Net loss per share  . . . . . . . . . . .  $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======
Diluted earnings per share:

Weighted average shares outstanding  . .     2,146    2,122    2,114    2,114
                                           =======  =======  =======  =======

Loss from continuing operations  . . . .   $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======
Net loss per share   . . . . . . . . . .   $  (.13) $  (.07) $     0  $  (.48)
                                           =======  =======  =======  =======

                                     - 50 -
PAGE

Form 10-K
-----------------------------------------------------------------------------
Securities and Exchange Commission
Washington, D. C.  20509

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998
Commission File No. 0-3676

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

The aggregate market value (average of high and low sales prices) of VSE Corporation voting stock held by non-affiliates as of March 1, 1999, was approximately $21 million.

As of March 1, 1999, 2,114,905 shares of VSE Corporation Common Stock were outstanding.

Portions of the Registrant's 1998 Annual Report for the year ended December 31, 1998, are incorporated by reference into Part I and II of this report.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 6, 1999, are incorporated by reference in Part III of the Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSE Corporation
Registrant
C. S. Weber, Senior Vice President and Corporate Secretary
March 18, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 1999, by the following persons in the capacities indicated:

D. M. Ervine
Chairman and Chief Executive Officer

J. M. Knowlton
President and Chief Operating  Officer

T. J. Corridon
Senior Vice President and Principal Financial Officer

T. R. Loftus
Vice President and Principal Accounting Officer

A majority of the Directors of the Registrant whose names appear on page 54.


                                     - 51 -
PAGE

Form 10K Cross-Reference Index
------------------------------------------------------------------------------
Part        Item                                                       Page(s)
------------------------------------------------------------------------------
I.          1.     Business                                              14-20
            2.     Properties                                             5-13
            3.     Legal Proceedings                                       48
            4.     Submission of Matters to a Vote of Security Holders    None
            -      Executive Officers of the Registrant                    31
II.         5.     Market for Registrant's Common Stock and Related
                     Stockholder Matters                                   31
            6.     Selected Financial Data                                 1
            7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 21-30
            8.     Financial Statements and Supplementary Data           33-49
            9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                 None
III.        10.    Directors and Executive Officers of the Registrant      *
            11.    Executive Compensation                                  *
            12.    Security Ownership of Certain Beneficial Owners
                     and Management                                        *
            13.    Certain Relationships and Related Transactions          *
IV.         14.    Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K
                   (a) (1) Financial Statements:
                           Report of Independent Public Accountants        32
                           Consolidated Balance Sheets                     33
                           Consolidated Statements of Income               34
                           Consolidated Statements of Stockholder's
                             Investments                                   35
                           Consolidated Statements of Cash Flows           36
                           Notes to Consolidated Financial Statements    37-49
                   (a) (2) Financial Statement Schedules:  None
                   (a) (3) Exhibits:
                           Exhibits Filed with the Report:
                             Subsidiaries of the Registrant                +
                             Employment Agreement entered into as of
                               October 21, 1998, by and between VSE
                               Corporation and Donald M. Ervine            +
                             Employment Agreement entered into as of
				                           January 15, 1999, by and between VSE
                               Corporation and Energetics, Incorporated
                               and Robert J. Kelly                         +
                             Employment Agreement entered into as of
                               December 10, 1997, by and between VSE
                               Corporation and James M. Knowlton           +
                             Restated Certificate of Incorporation         +
                             Amended By-Laws                               +
                           Exhibits Incorporated by Reference:
                             Specimen Stock Certificate                    +
                             Exchange Agreement dated as of March 25,
                               1992, amended as of September 1, 1992,
                               by and between VSE Corporation and JBT
                               Holding Corp., et al.                       +
                             Deferred Supplemental Compensation Plan       +


                                     - 52 -
PAGE

Form 10K Cross-Reference Index
------------------------------------------------------------------------------
Part            Item                                                  Pages(s)
------------------------------------------------------------------------------
                             Stock Purchase Agreement dated August 19,1995
                               by and between VSE Corporation and the -
                               shareholders of Energetics Incorporated     +
                   (b)     Reports on Form 8-K: None


*The information required by Part III, Items 10 through 13, is incorporated by reference from portions of the VSE Corporation Notice of 1998 Annual Meeting and Proxy Statement.

+Copies of financial statement schedules and exhibits are available on request.



                                     - 53 -
PAGE

Officers and Directors

Officers

Chairman of the Board
 and Chief Executive Officer
  Donald M. Ervine

President and
 Chief Operating Officer
  James M. Knowlton

Executive Vice President,
 Business Development
  Byron S. Bartholomew

Senior Vice President and
 Corporate Secretary
  Craig S. Weber

Senior Vice President,
 Chief Financial Officer
 and Treasurer
  Thomas J. Corridon

Senior Vice Presidents
  William R. Albertolli
  Thomas L. Prather, Jr.
  Mark A. Robin
  Jayne M. Tuohig
  Paul A. Vander Myde

Vice Presidents
  Sushil K. Baluja
  Peter J. Desrosiers
  John S. Gilroy
  Michael E. Hamerly
  H. Eugene Hosier
  Thomas R. Loftus
  Jeffrey H. McCurdy
  George M. Musick, III
  John J. Werbowski

Assistant Vice Presidents
  Bryan E. Adams
  Stephen W. Austin
  Deborah R. Blakeman
  Laura K. Forest
  Richard A. Hannah
  John P. Morse
  M. Darleen Stein


Board of Directors

  Donald M. Ervine
    Chairman of the Board, VSE
    Corporation

  Robert J. Kelly
    Admiral, U.S. Navy (Ret.);
    Chairman of the Board and
    President,
    Energetics Incorporated.

  James M. Knowlton
    President, VSE Corporation

  Calvin S. Koonce, Ph.D.
    President, Koonce Securities,
    Inc.

  Joseph M. Marchello, P.E., Ph.D.
    Professor, Old Dominion
    University; formerly Chancellor
    of the University of Missouri
    Rolla

  David M. Osnos
    Senior Member,
    Arent Fox Kintner Plotkin &
    Kahn, PLLC, Attorneys-at-Law

  Jimmy D. Ross
    General, U.S. Army (Ret.);
    Senior Vice President,
    Biomedical Services, American
    Red Cross

  Bonnie K. Wachtel
    Vice President and General
    Counsel, Wachtel & Co., Inc.
    Brokers and Underwriters

  Director Emeritus

  Harold P. Weinberg
    formerly Senior
    Vice President and Director
    (1961-1996), VSE Corporation

                                     - 54 -
PAGE

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


This Annual Report contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward looking statements involve risks and uncertainties. The forward looking statements in this document are intended to be subject to the safe harbor protection provided by Sections 27A and 21E. For a discussion identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements, please see VSE's Securities and Exchange Commission filings, including but not limited to the discussions captioned "Letter to Stockholders" on pages 2 through 4 and "Description of Business" including the discussion on "competition and risks" contained on pages 14 through 20 of VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("SEC Form 10-K"); "Management Discussion and Analysis" on pages 21 through 30 of this Annual Report; and "Note 1 -- Summary of Significant Accounting Policies" and "Note 9 -- Commitments and Contingencies" included in the Notes to Consolidated Financial Statements included on pages 37 through 49 of this Annual Report and incorporated by reference into the SEC Form 10-K.


                                     - 55 -
PAGE

                                                               EXHIBIT III