Form 10-Q
period 1999-03-31
VSE CORP
filed 1999-05-12
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999         Commission File Number:  0-3676


                            VSE CORPORATION
         (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of May 1, 1999: 2,114,905.


PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                        March 31,  December 31,
                                                          1999        1998
                                                       --------    --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    105    $     49
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     24,855      27,574
  Deferred tax assets  . . . . . . . . . . . . . . .        381         422
  Other current assets . . . . . . . . . . . . . . .      1,544       1,266
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     26,885      29,311

Property and equipment, net  . . . . . . . . . . . .      4,993       5,089
Deferred tax assets  . . . . . . . . . . . . . . . .        418         449
Intangible assets, net . . . . . . . . . . . . . . .      2,751       2,836
Other assets . . . . . . . . . . . . . . . . . . . .      2,990       3,052
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 38,037    $ 40,737
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . .   $  1,333    $  1,333
  Accounts payable and other current liabilities . .     10,083      11,846
  Accrued expenses   . . . . . . . . . . . . . . . .      6,642       6,388
  Dividends payable  . . . . . . . . . . . . . . . .         76          77
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     18,134      19,644

Long-term debt . . . . . . . . . . . . . . . . . . .      4,179       5,370
Deferred compensation  . . . . . . . . . . . . . . .      1,742       1,871
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     24,055      26,885
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,186,905 shares in 1999
    and 1998 . . . . . . . . . . . . . . . . . . . .        109         109
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,832       3,832
  Retained earnings  . . . . . . . . . . . . . . . .     10,833      10,703
  Treasury stock, at cost (72,000 shares in 1999
    and 1998)  . . . . . . . . . . . . . . . . . . .       (792)       (792)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     13,982      13,852
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 38,037    $ 40,737
                                                       ========    ========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income          For the three months ended March 31,
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             1999        1998
                                                         ---------   ---------
Revenues, principally from contracts  . . . . . . . . .  $  40,917   $  41,664

Costs and expenses of contracts . . . . . . . . . . . .     40,253      41,023
                                                         ---------   ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . .        664         641

Selling, general and administrative expenses  . . . . .        215         208

Interest expense  . . . . . . . . . . . . . . . . . . .         88         101
                                                         ---------   ---------
Pretax income   . . . . . . . . . . . . . . . . . . . .        361         332

Provision for income taxes  . . . . . . . . . . . . . .        155         154
                                                         ---------   ---------
Net income . . .  . . . . . . . . . . . . . . . . . . .  $     206   $     178
                                                         =========   =========


Basic earnings per share:

  Net income  . . . . . . . . . . . . . . . . . . . . .  $    0.10   $    0.08
                                                         =========   =========
Diluted earnings per share:

  Net income  . . . . . . . . . . . . . . . . . . . . .  $    0.10   $    0.08
                                                         =========   =========

Weighted average shares outstanding:                     2,114,905   2,129,867
                                                         =========   =========

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------
(in thousands)
                           Common Stock
                          ---------------  Paid-In  Retained    Treasury     ESOP
                          Shares   Amount  Surplus  Earnings     Stock   Obligation
                          ------   ------  -------  --------   -------   ----------
Balance at
  December 31, 1997 . .    2,165   $  108  $ 3,631  $  9,422   $    --    $(680)

Net income
  for the year  . . . .       --       --       --     1,595        --       --

ESOP Obligation . . . .       --       --       --        --        --     (112)

Purchase of Treasury
  Stock . . . . . . . .       --       --       --        --      (792)     792

Issuance of stock . . .       22        1      201        --        --       --

Dividends declared
  ($.144) . . . . . . .       --       --       --      (314)       --       --
                          ------   ------  -------  --------   -------    -----
Balance at
  December 31, 1998 . .    2,187      109    3,832    10,703      (792)       0

Net income
  for the period  . . .       --       --       --       206        --       --

Dividends declared
  ($.036) . . . . . . .       --       --       --       (76)       --       --

Balance at                ------   ------  -------  --------   -------    -----
  March 31, 1999  . . .    2,187   $  109  $ 3,832  $ 10,833   $  (792)   $   0
                          ======   ======  =======  ========   =======    =====

PAGE

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows      For the three months ended March 31,
-------------------------------------------------------------------------------
(in thousands)
                                                               1999     1998
                                                             -------  -------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   206  $   178
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      487      440
    Deferred compensation plan expense  . . . . . . . . . .       15       38
    Change in assets and liabilities, net of
      discontinued operations
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .    2,719   (1,925)
      Other current assets and noncurrent assets  . . . . .     (216)    (567)
      Deferred taxes, net   . . . . . . . . . . . . . . . .       72      537
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .   (1,790)   1,472
      Accrued expenses  . . . . . . . . . . . . . . . . . .      254     (411)
                                                             -------  -------
        Net cash provided by (used in) operating activities    1,747     (238)
                                                             -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)   . . . . . . . . . . . . . . . .     (306)    (119)
  Net (payments of) proceeds from deferred compensation . .     (117)      59
                                                             -------  -------
   Net cash used in investing activities                        (423)     (60)
                                                             -------  -------
Cash flows from financing activities:
  Net (payments of) proceeds from bank loan . . . . . . . .   (1,191)     175
  Stock grants  . . . . . . . . . . . . . . . . . . . . . .        0      202
  Cash dividends paid . . . . . . . . . . . . . . . . . . .      (77)     (79)
                                                             -------  -------
    Net cash (used in) provided by financing activities       (1,268)     298
                                                             -------  -------

Net increase in cash and cash equivalents . . . . . . . . .       56        0
  Cash and cash equivalents at beginning of period  . . . .       49       15
                                                             -------  -------
  Cash and cash equivalents at end of period  . . . . . . .  $   105  $    15
                                                             =======  =======

PAGE

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1998.


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

The accounting policies are the same as those described in the summary of significant accounting policies for each segment. VSE's reportable segments are strategic business units that offer different products and services. They

PAGE

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



are managed separately because each business requires different technology and marketing strategies. The software products and services segment was acquired as a unit, and the management has been maintained separately since the acquisition.

The following table presents revenues and other financial information by business segment for the periods ended March 31, 1999 and March 31, 1998, in thousands:

March 31, 1999                        ELMTS       SPS   Eliminations  Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                         $ 40,233    $  684    $           $40,917
Interest expense                         (40)      128                     88
Depreciation and amortization            421        66                    487
Operating income (loss)                  578      (217)                   361
Assets                                57,490     2,438     (21,891)    38,037
Expenditures for capital assets          371         0                    371


March 31, 1998                        ELMTS       SPS   Eliminations  Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                         $ 40,831    $  833    $           $41,664
Interest expense                           0       101                    101
Depreciation and amortization            380        60                    440
Operating income (loss)                  938      (606)                   332
Assets                                54,906     2,094     (17,318)    39,682
Expenditures for capital assets          115         6                    121

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


VSE and its subsidiaries and divisions have two reportable segments: the engineering, logistics, management and technical services segment ("ELMTS") and the software products and services segment ("SPS").

Engineering, logistics, management and technical services including information technology services are provided by VSE and by each of its subsidiaries and divisions including Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), and BAV Division ("BAV"), GSA IT Services Division formed in January 1999, Indian Head Division
("Ordnance"), and Value Systems Services Division ("VSS"), unincorporated divisions of VSE. Two other VSE subsidiaries, VSE Corona, Inc. ("VCI") and Ship Remediation and Recycling, Inc. ("SRR") (formerly VSE Services Corporation ("VSES")) have generally been inactive since 1992.

Software products and services include sales of developed software products and the services related to the installation and use of the software. This is the primary business of VSE's subsidiary CMstat Corporation ("CMstat").

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three month periods ended March 31, 1999 and 1998 (in thousands).
                                                                     1999
                                                                   Compared
                                                                      to
                                                 1999      1998      1998
                                               -------   -------   ------
Engineering, Logistics, Management and
   Technical Services Segment:

Revenues . . . . . . . . . . . . . . . . . .   $40,233   $40,831   $ (598)
                                               =======   =======   ======

Pretax income  . . . . . . . . . . . . . . .   $   578   $   938   $ (360)
Provision for income taxes . . . . . . . . .       270       441     (171)
                                               -------   -------   ------
Net income  . . .  . . . . . . . . . . . . .   $   308   $   497   $ (189)
                                               =======   =======   ======
Software Products and Services Segment:

Revenues . . . . . . . . . . . . . . . . . .   $   684   $   833   $ (149)
                                               =======   =======   =======

Pretax (loss)  . . . . . . . . . . . . . . .   $  (217)  $  (606)  $  389
Benefit for income taxes . . . . . . . . . .      (115)     (287)     172
                                               -------   -------   ------
Net (loss) . . . . . . . . . . . . . . . . .   $  (102)  $  (319)  $  217
                                               =======   =======   ======

RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company. The company is engaged principally in providing engineering, testing, and management services to the U.S. Government (the "government") and software products and related services to commercial customers. All significant intercompany transactions have been PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment for the three month period ending March 31, 1999 decreased by approximately 1% as compared to the same period of 1998. The decrease in revenues is primarily due to a decrease in work performed by VSE in 1999. Pretax income for this segment decreased by approximately 38% for the three month period ended March 31, 1999 as compared to the same period of 1998 due primarily to the decrease in work performed by VSE in 1999 without a corresponding timely decrease in indirect costs.

The largest customer for the engineering, logistics, management and technical services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's engineering services revenues have historically been subject to year to year fluctuations resulting from changes in the level of Defense spending.
Defense spending has been reduced in recent years, and there can be no assurance that future reductions in the Defense spending will not have a material adverse impact on the company's results of operations or financial position.

Substantially all of the company's revenues from this segment depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1999 and 1998, the company did not experience any termination of contracts for the convenience of the government or any non-exercise of option periods on current contracts which were material to the company's ongoing results of operations or financial position.

BAV Contract. In August 1995, VSE's BAV Division was awarded a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. BAV began work on the contract in September 1995. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005. The contract accounted for approximately 54% and 53% of consolidated revenues from operations during the three month periods ended March 31, 1999 and 1998, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctuations and anticipates that future quarterly revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Software Products and Services Segment

Revenues for this segment for the three month period ending March 31, 1999 decreased by about 18% as compared to the same period of 1998. The decrease in revenues is due to decreases in both product sales and consulting services related to the installation and implementation of CMstat products. Pretax loss for this segment was reduced by approximately 64% for the three month period ended March 31, 1999 as compared to the same period of 1998. The reduced loss is primarily due to operating cost reduction efforts implemented by management. The profitability of this segment is dependent upon CMstat's sales.

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

As a result of these and other factors, the company's operating results for any quarter are subject to significant variation, and the company believes that period-to-period comparisons of its operating results are not necessarily

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


meaningful and should not be relied upon as indications of future performance. The company's 1999 quarterly operating results are not a good indicator of future quarterly results.


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $56 thousand during the three month period ended March 31, 1999. Cash provided by operating activities of approximately $1.7 million was used to reduce financing requirements by approximately $1.3 million and to finance investing activities of approximately $.4 million. Significant financing activities included reduced borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $1.2 million. Significant investing activities included purchases of property and equipment of approximately $.3 million.

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

The difference between the cash provided by operating activities of approximately $1.7 million in 1999 as compared to the cash used in operating activities of approximately $.2 million in 1998 is primarily due to changes in the levels of accounts receivable and accounts payable associated with fluctuations in BAV contract activity.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, to pay cash dividends, and to finance internal research and development, primarily software development. Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank term loan and revolving loan commitment are adequate to meet current operating cash requirements.

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

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.

Quarterly cash dividends at the rate of $.036 per share were declared during the three month period ended March 31, 1999. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


ESOP Advances

During 1998, 1997 and 1996, the company advanced the ESOP trust $112 thousand, $330 thousand and $350 thousand, respectively, in connection with distributions made to terminated participants. In December 1998, the company purchased 72,000 shares of VSE stock from the ESOP at market price and the ESOP simultaneously returned the proceeds of $792,000 from the stock sale to the company as repayment of the advances.

Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at cost. VSE property and equipment consists principally of