Form 10-Q/A
period 1999-03-31
VSE CORP
filed 1999-05-12
CIK 102752

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


PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


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


Global Economic Conditions

VSE's business is subject to the risks arising from global economic conditions associated with potential foreign customers served through VSE's contracts with the U.S. Government. Adverse economic conditions in certain parts of the world could potentially affect BAV sales. Management is unable to predict what, if any, impact such conditions may have on the company's financial position or results of operations.


Year 2000

Overview. The Year 2000 problem, or the inability of many computerized systems to properly recognize a date in the year 2000, could potentially affect the company's ability to perform many common business functions. The company recognizes the impact that this could have on its operating and financial results and has implemented a Year 2000 Action Plan ("Y2K Plan") to address the issue. The Y2K Plan includes: 1) Assignment of compliance responsibilities to operating managers, staff directors, information technology staff, contract administration and procurement staff, and the Comptroller. Additionally, the company has assigned a Senior Vice President to serve as the Y2K Coordinator, with responsibility for ensuring development

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


and implementation of the Y2K Plan; 2) Development of a Y2K Communications System to ensure proper information dissemination and reporting with regard to Year 2000 compliance efforts; and 3) Development and implementation of a Year 2000 Compliance Program ("Y2K Program").

State of Readiness. Ongoing assessments of the impact of the Year 2000 issue on systems and operations have been formalized into the Y2K Program. The Y2K Program includes phases for awareness, inventory and assessment, correction and renovation (including validation and testing and implementation), and contingency planning.

Awareness. Managers have been informed about the nature of the Year 2000 problem and what efforts the company is undertaking to address it. This includes: distribution of reference materials and lists of vendor certified Year 2000 compliant hardware, equipment, and software; selection of contact points for each location and organization for Year 2000 compliance issues; and assignment of responsibility for ensuring that operations are not disrupted or are only minimally affected. At this time, all of the company's initially identified efforts associated with the awareness phase have been completed. Additional awareness efforts, if any, will be made as they become known.

Inventory and Assessment. Identification has been made of all "Mission Critical" actions or functions and of all hardware, equipment, software, and embedded systems used to conduct the Mission Critical actions or functions. "Mission Critical" is defined as an action or function that must happen in order to serve a customer or line of business comprising more than 10% of the revenue base or pre-tax profit of an organization within the company. This phase includes: 1) Developing inventory listings of all hardware, equipment, software, embedded systems, operating systems, custom user applications, and contract obligations having a Year 2000 impact; 2) Analyzing and developing corrective actions for each of the items on the inventory listings; 3) Procuring programs and tools to provide compliance for the items on the inventory listings; and 4) Surveying manufacturers and vendors to obtain certification of their products as Year 2000 compliant. The inventory and assessment phase is approximately 98% complete. Analysis of the items on the inventory listing has been done primarily using internally administered programs supplied by independent outside sources. Approximately 98% of the hardware, equipment, and embedded systems and approximately 90% of the software, operating systems, custom user applications and contract obligations on the inventory listing have been found to be Year 2000 compliant.

Correction and Renovation. The items identified in the inventory and assessment phase have been redesigned, repaired, converted, or replaced, as necessary, to ensure Year 2000 compliance. Corrections and renovations are documented and this documentation is distributed to the affected managers and staff. Testing plans are developed and validation and testing occurs.
Risk analysis is conducted and contingency planning issues are identified. The correction and renovation phase is in process and is expected to be completed prior to December of 1999.

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Costs. Costs incurred to date for Year 2000 compliance efforts have been minimal and are included as part of the company's ongoing administrative costs and have not been separately identified. The company continues to upgrade and improve its information technology systems as part of its normal effort to maintain a competitive edge. As these upgrades and improvements are made, the company is ensuring that all are Year 2000 compliant. Therefore, the majority of costs incurred for computer systems that ensure Year 2000 compliance are expenditures that are made in the normal course of business. Total property and equipment expenditures for 1998, including expenditures for computers and computer systems, were approximately $1.6 million. Expenditures for 1999 are expected to remain at about the same level. Accordingly, management believes that the incremental costs of addressing the Year 2000 compliance issue will not materially affect the company's consolidated financial position, liquidity, or results of operations through December 31, 1999.

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

The government agency that pays the majority of the company's billings, the Defense Finance and Accounting Service ( DFAS ), has issued published assurances that it is diligently pursuing a Year 2000 compliance strategy and is confident that its payments to contractors will continue uninterrupted in January 2000.

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


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at March 31, 1999.

PAGE

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Form 10-K), including discussions contained in VSE's "Letter to Stockholders"; "VSE Operations"; "Description of Business"; "Management Discussion and Analysis" ; and "Notes to Consolidated Financial Statements" in the VSE Corporation 1998 Annual Report incorporated by reference and attached to VSE's Form 10-K filing.

PAGE

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

              By-Laws of VSE Corporation as amended through
                 February 3, 1999

       (b)  Reports on Form 8-K.

            No current reports on Form 8-K were filed by the Registrant during the three month period ended March 31, 1999.


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

                              VSE CORPORATION



                                      /s/ C. S. Weber
Date:  May 12, 1999                   ______________________________________
                                      C. S. Weber, Senior Vice President,
                                                 and Secretary



                                      /s/ T. J. CORRIDON
Date:  May 12, 1999                   ______________________________________
                                      T. J. Corridon, Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)



                                      /s/ T. R. LOFTUS
Date:  May 12, 1999                   ________________________________________
                                      T. R. Loftus, Vice President and
                                                  Comptroller
                                            (Principal Accounting Officer)





The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.