Form 10-Q
period 1999-06-30
VSE CORP
filed 1999-08-13
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999         Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of August 1, 1999: 2,114,905.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                        June 30,  December 31,
                                                          1999        1998
                                                       --------    --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $     58    $     49
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     25,857      34,105
  Deferred tax assets  . . . . . . . . . . . . . . .        995         403
  Other current assets . . . . . . . . . . . . . . .      1,610       1,266
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     28,520      35,823

Property and equipment, net  . . . . . . . . . . . .      4,773       4,480
Deferred tax assets  . . . . . . . . . . . . . . . .        322         208
Intangible assets, net . . . . . . . . . . . . . . .      1,269       2,836
Other assets . . . . . . . . . . . . . . . . . . . .      2,714       2,777
Assets of business transferred under contractual
  arrangements . . . . . . . . . . . . . . . . . . .        800       1,124
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 38,398    $ 47,248
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . .   $  1,333    $  1,333
  Accounts payable and other current liabilities . .      8,645      12,063
  Accrued expenses   . . . . . . . . . . . . . . . .      6,620       5,935
  Dividends payable  . . . . . . . . . . . . . . . .         76          77
  Net liabilities of business transferred
    under contractual arrangements . . . . . . . . .          0       6,747
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     16,674      26,155

Long-term debt . . . . . . . . . . . . . . . . . . .      6,006       5,370
Deferred compensation  . . . . . . . . . . . . . . .      1,788       1,871
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     24,468      33,396
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,186,905 shares in 1999
    and 1998 . . . . . . . . . . . . . . . . . . . .        109         109
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,832       3,832
  Retained earnings  . . . . . . . . . . . . . . . .     10,781      10,703
  Treasury stock, at cost (72,000 shares in 1999
    and 1998)  . . . . . . . . . . . . . . . . . . .       (792)       (792)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     13,930      13,852
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 38,398    $ 47,248
                                                       ========    ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income   For the three and six months ended June 30,
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                          1999                   1998
                                  --------------------  --------------------
                                    Three      Six        Three      Six
                                    Months     Months     Months     Months
                                  ---------  ---------  ---------  ---------
Revenues, principally from
  contracts . . . . . . . . . . . $  46,050  $  86,239  $  38,385  $  79,216

Costs and expenses of contracts .    44,586     83,979     37,111     76,705
                                  ---------  ---------  ---------  ---------

Gross profit  . . . . . . . . . .     1,464      2,260      1,274      2,511

Selling, general and administrative
  expenses  . . . . . . . . . . .       333        492        161        296

Loss on CMstat operations . . . .     1,183      1,499        720      1,508

Interest expense  . . . . . . . .        67         27         33         15
                                  ---------  ---------  ---------  ---------
Pretax income (loss). . . . . . .      (119)       242        360        692

Provision (benefit) for income
  taxes . . . . . . . . . . . . .      (142)        13        171        325
                                  ---------  ---------  ---------  ---------
Net income  . . . . . . . . . . . $      23  $     229  $     189  $     367
                                  =========  =========  =========  =========


Basic earnings per share:

Net income  . . . . . . . . . . . $     .01  $    0.11  $    0.09  $    0.17
                                  =========  =========  =========  =========
Diluted earnings per share:

Net income  . . . . . . . . . . . $     .01  $    0.11  $    0.09  $    0.17
                                  =========  =========  =========  =========

Weighted average shares
  outstanding:                    2,114,905  2,114,905  2,132,061  2,130,353
                                  =========  =========  =========  =========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
---------------------------------------------------------------------------------
(in thousands)

                           Common Stock     Paid-In  Retained   Treasury    ESOP
                          Shares   Amount  Surplus  Earnings    Stock   Obligation
                          ------   ------  -------  --------   -------  ----------
Balance at
  December 31, 1997 . .    2,165   $  108  $ 3,631  $  9,422   $    --  $   (680)

Net income
  for the year  . . . .       --       --       --     1,595        --        --

ESOP Obligation . . . .       --       --       --        --        --      (112)

Purchase of Treasury
  Stock . . . . . . . .       --       --       --        --      (792)      792

Issuance of stock . . .       22        1      201        --        --        --

Dividends declared
  ($.144) . . . . . . .       --       --       --      (314)       --        --
                          ------   ------  -------  --------   -------  --------
Balance at
  December 31, 1998 . .    2,187      109    3,832    10,703      (792)        0

Net income
  for the period  . . .       --       --       --       229        --        --

Dividends declared
  ($.072) . . . . . . .       --       --       --      (151)       --        --
                          ------   ------  -------  --------   -------  --------
Balance at
  June 30, 1999 . . . .    2,187    $ 109  $ 3,832  $ 10,781   $  (792) $      0
                          ======   ======  =======  ========   =======  ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows       For the six months ended June 30,
-----------------------------------------------------------------------------
(in thousands)

                                                               1999     1998
                                                             -------  -------
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . . . . . .  $   229  $   367
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .      844      759
    Deferred compensation plan expense  . . . . . . . . . .       23       72
    Change in assets and liabilities
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .    8,248   (1,689)
      Other current assets and noncurrent assets  . . . . .    1,157     (919)
      Deferred taxes, net   . . . . . . . . . . . . . . . .     (706)     381
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .   (3,437)  (3,443)
      Accrued expenses. . . . . . . . . . . . . . . . . . .      685      286
      Net liabilities of business transferred under
        contractual arrangements  . . . . . . . . . . . . .   (6,765)     958
                                                             -------  -------
        Net cash provided by (used in)
          operating activities                                   278   (3,228)
                                                             -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . . .    (666)    (220)
  Net (payments of) proceeds from deferred compensation  . .     (87)     119
                                                             -------  -------
   Net cash used in investing activities                        (753)    (101)
                                                             -------  -------

Cash flows from financing activities:
  Net proceeds from bank loan . . . . . . . . . . . . . . .      636    3,710
  Stock grants  . . . . . . . . . . . . . . . . . . . . . .        0      202
  Advance to ESOP   . . . . . . . . . . . . . . . . . . . .        0     (112)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (152)    (158)
                                                             -------  -------
    Net cash provided by financing activities                    484    3,642
                                                             -------  -------

Net increase in cash and cash equivalents   . . . . . . . .        9      313
  Cash and cash equivalents at beginning of period  . . . .       49       15
                                                             -------  -------
  Cash and cash equivalents at end of period  . . . . . . .  $    58  $   328
                                                             =======  =======

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1998.


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


Segment Information

Prior to May 21, 1999, VSE had two reportable segments: the engineering, logistics, management, and technical services segment ("ELMTS"), which provides diversified engineering, technical, and management services principally to agencies of the United States Government and to other government prime contractors; and the software products and services segment ("SPS"), which provides application software and services related to the installation of the software to primarily commercial customers.

On May 21, 1999, the company sold all of its interests in the SPS segment for an $800 thousand promissory note and certain fixed assets valued at
approximately $342  thousand.   The  sale is a  divestiture  for legal and tax

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



purposes but not for accounting purposes. The sale is not afforded treatment of a discontinued operation for accounting purposes under Staff Accounting Bulletin No. 30, " Accounting for Divestiture of a Subsidiary or Other Business Operation" ("SAB No. 30") since the sale did not transfer the risks of ownership as it is interpreted under SAB No. 30, because the sales price is primarily dependent on the buyer's ability to repay the promissory note.

As such, the results of the SPS segment will be included in the company's financial statements and are presented as the single line item "Loss on CMstat operations" in the Consolidated Statement of Income. The assets and liabilities are presented as separate line items in the Consolidated Balance Sheet as "Assets of business transferred under contractual arrangements" and "Net liabilities of business transferred under contractual arrangements", respectively.

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

The following table presents revenues and other financial information by business segment for the three and six month periods ended June 30, 1999 and June 30, 1998, in thousands:

Three months ended June 30, 1999                ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 46,050     $  174     $46,224
Interest expense                                    27         40          67
Depreciation and amortization                      423         39         462
Operating income (loss)                          1,103     (1,222)       (119)
Expenditures for capital assets                    461         12         473



Six months ended June 30, 1999                  ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 86,239     $  902     $87,141
Interest expense                                    27        128         155
Depreciation and amortization                      844        105         949
Operating income (loss)                          1,720     (1,478)        242
Expenditures for capital assets                    819         25         844

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




Three months ended June 30, 1998                ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 38,385     $  645     $39,030
Interest expense                                    15        136         151
Depreciation and amortization                      379         61         440
Operating income (loss)                          1,080       (720)        360
Expenditures for capital assets                    107         27         134



Six months ended June 30, 1998                  ELMTS        SPS       Total
-----------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 79,216     $1,478     $80,694
Interest expense                                    15        237         252
Depreciation and amortization                      759        121         880
Operating income (loss)                          2,119     (1,427)        692
Expenditures for capital assets                    222         33         255


VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


VSE and its subsidiaries and divisions have two reportable segments: the engineering, logistics, management and technical services segment ("ELMTS") and the software products and services segment ("SPS").

Engineering, logistics, management and technical services including information technology services are provided by VSE and by each of its subsidiaries and divisions including Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance") formed in June 1999, GSA IT Services Division formed in January 1999, Indian Head Division ("Ordnance"), and Value Systems Services Division ("VSS"), unincorporated divisions of VSE. One other VSE subsidiary, Ship Remediation and Recycling, Inc. ("SRR") (formerly VSE Services Corporation ("VSES")) is not currently active.

Software products and services include sales of developed software products and the services related to the installation and use of the software. This is the primary business of VSE's former subsidiary CMstat Corporation ("CMstat"), sold in May 1999. (See "Divestiture" below).

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three and six month periods ended June 30, 1999 and 1998 (in thousands).  The revenues, pretax losses and net losses of the SPS segment for the three and six month periods ended June 30, 1999 include the activity of CMstat through May 21,
1999.
                                                                    1999
                                                                  Compared
                                                                     to
                          Three Months         Six Months           1998
                          Ended June 30,      Ended June 30,   Three    Six
                         1999      1998      1999      1998   Months   Months
                       -------   -------   -------   ------   ------   ------
Engineering, Logistics,
  Management and
  Technical Services
  Segment:

Revenues . . . . . . . $46,050   $38,385   $86,239   $79,216  $ 7,665  $7,023
                       =======   =======   =======   =======  =======  ======

Pretax income  . . . . $ 1,103   $ 1,080   $ 1,720   $ 2,119  $    23  $ (399)
Provision for income
  taxes  . . . . . . .     413       433       683       874      (20)   (191)
                       -------   -------   -------   -------  -------  ------
Net income  . . .  . . $   690   $   647   $ 1,037   $ 1,245  $    43  $ (208)
                       =======   =======   =======   =======  =======  ======


VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Software Products and
  Services Segment:

Revenues . . . . . . . $   174   $   645   $   902   $ 1,478  $  (471) $ (576)
                       =======   =======   =======   =======  =======  ======

Pretax loss  . . . . . $(1,222)  $  (720)  $(1,478)  $(1,427) $  (502) $  (51)
Benefit for income
  taxes  . . . . . . .    (555)     (262)     (670)     (549)    (293)   (121)
                       -------   -------   -------   -------  -------  ------
Net loss . . . . . . . $  (667)  $  (458)  $  (808)  $  (878) $  (209) $   70
                       =======   =======   =======   =======  =======  ======


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


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment for the three and six month periods ending June 30, 1999 increased by approximately 20% and 9%, respectively, as compared to the same periods of 1998. The increase in revenues is primarily due to the timing of BAV revenue from quarter to quarter. (See "BAV Contract" below). The increase in revenue was partially offset by a decrease in the revenue of VSE.

Pretax income for this segment increased by approximately 2% for the three month period and decreased by approximately 19% for the six month period ended
June 30, 1999 as compared to the same periods of 1998. The decrease for the six month period was due primarily to the decrease in work performed by VSE in 1999 without a corresponding timely decrease in indirect costs. In addition to the sale of the SPS segment (See "Divestiture" below), the company is continuing the process of restructuring which includes continued emphasis and focus on decreasing its indirect costs. The increase for the three month period was due to the increased profitability of BAV and some of the other VSE divisions, which offset the reduced profitability of VSE.

The largest customer for the engineering, logistics, management and technical services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's engineering services revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Accordingly, there can be no assurance that future reductions in Defense spending will not have a material adverse impact on the company's results of operations or financial position.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Substantially all of the company's revenues from this segment depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, on the exercise of option periods, and the satisfaction of incremental funding requirements on current contracts. In 1999 and 1998, the company did not experience any termination of contracts for the convenience of the government or any non-exercise of option periods on current contracts which were material to the company's ongoing results of operations or financial position.

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

The contract accounted for approximately 56% and 50% of consolidated revenues from operations during the six month periods ended June 30, 1999 and 1998, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctuations and anticipates that future quarterly revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.


Software Products and Services Segment

The company sold its CMstat subsidiary in May 1999. (See "Divestiture" below). The revenues and pretax losses of this segment for the three and six month periods ended June 30, 1999 include the activity of CMstat through May 21, 1999, and the pretax loss includes a loss on sale. Accordingly, year to year comparisons of revenue and income for this segment are not meaningful. As a result of the sale of CMstat, the company will no longer have any active business operations in the software products and services segment. The company's 1999 quarterly operating results for the SPS segment, are therefore not a good indicator of future quarterly results.


Divestiture

On May 21, 1999, VSE sold its wholly owned subsidiary CMstat Corporation which comprised 100% of the business activity of the SPS segment. Under terms of the sale, VSE transferred approximately 100% of the outstanding capital stock of CMstat to a company wholly-owned by CMstat's CEO in exchange for fixed assets valued at approximately $342 thousand and an $800 thousand promissory note for which principal and interest is payable in installments between September 1, 1999 and May 20, 2006. The transaction resulted in a net loss of approximately $574 thousand to VSE.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $10 thousand during the six
month  period  ended June 30, 1999.   Cash used in investing activities  of
approximately $750 thousand was financed by cash provided by financing activities of approximately $480 thousand and cash provided by operating activities of approximately $280 thousand. Significant investing activities included purchases of property and equipment of approximately $670 thousand. Significant financing activities included increased borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $640 thousand.

A net increase in cash and cash equivalents of approximately $310 thousand during the six month period ended June 30, 1998 resulted from approximately $3.6 million provided by financing activities, approximately $3.2 million used in operating activities and approximately $100 thousand used in investing activities.

Significant financing activities included increased borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $3.7 million. Significant investing activities included purchases of property and equipment of approximately $220 thousand.

The difference between the cash provided by operating activities of approximately $280 thousand in 1999 as compared to the cash used in operating activities of approximately $3.2 million in 1998 is primarily due to the reduction in assets associated with the sale of CMstat and to changes in the levels of accounts receivable and accounts payable associated with fluctuations in BAV contract activity.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, to pay cash dividends, and to finance internal research and development. Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, manage-ment believes that the cash flows from future operations and the bank term loan and revolving loan commitment are adequate to meet current operating cash requirements.

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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Quarterly cash dividends at the rate of $.036 per share were declared during the three month period ended June 30, 1999. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate.
VSE has paid cash dividends each year since 1973.


ESOP Advances

During 1998, 1997 and 1996, the company advanced the ESOP trust $112 thousand, $330 thousand and $350 thousand, respectively, in connection with distributions made to terminated participants. In December 1998, the company purchased 72,000 shares of VSE stock from the ESOP at market price and the ESOP simultaneously returned the proceeds of $792 thousand from the stock sale to the company as repayment of the advances.


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


Year 2000

Overview. The "Year 2000" issue, or the inability of many computerized systems to properly recognize a date in the year 2000, could potentially affect the company's ability to perform many common business functions. The company recognizes the impact that this could have on its operating and financial results and has implemented a Year 2000 Action Plan ("Y2K Plan") to address the issue. The Y2K Plan includes: 1) Assignment of compliance responsibilities to operating managers, staff directors, information technology staff, contract
administration and  procurement staff, and the Comptroller.   Additionally, the
company has assigned a Senior Vice President to serve as the Y2K Coordinator, with responsibility for ensuring development

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


and implementation of the Y2K Plan; 2) Development of a Y2K Communications System to ensure proper information dissemination and reporting with regard to Year 2000 compliance efforts; and 3) Development and implementation of a Year 2000 Compliance Program ("Y2K Program").

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

Inventory and Assessment. Identification has been made of all "Mission Critical" actions or functions and of all hardware, equipment, software, and embedded systems used to conduct the "Mission Critical" actions or functions. "Mission Critical" is defined as an action or function that must happen in order to serve a customer or line of business comprising more than 10% of the revenue base or pre-tax profit of an organization within the company. This phase includes: 1) Developing inventory listings of all hardware, equipment, software, embedded systems, operating systems, custom user applications, and contract obligations having a Year 2000 impact; 2) Analyzing and developing corrective actions for each of the items on the inventory listings; 3) Procuring programs and tools to provide compliance for the items on the inventory listings; and
4) Surveying manufacturers and vendors to obtain certification of their products as Year 2000 compliant. The inventory and assessment phase is approximately 100% complete. Analysis of the items on the inventory listing has been done primarily using internally administered programs supplied by independent outside sources. Approximately 99% of the hardware, equipment, and embedded systems and approximately 90% of the software, operating systems, custom user applications and contract obligations on the inventory listing have been found to be Year 2000 compliant.

Correction and Renovation. The items identified in the inventory and assessment phase have been redesigned, repaired, converted, or replaced, as necessary, to ensure Year 2000 compliance. Corrections and renovations are documented and this documentation is distributed to the affected managers and staff. Testing plans are developed and validation and testing occurs. Risk analysis is conducted and contingency planning issues are identified. The correction and renovation phase is approximately 10% completed and is expected to be completed prior to November of 1999.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Costs. Costs incurred to date for Year 2000 compliance efforts have been minimal and are included as part of the company's ongoing administrative costs and have not been separately identified. The company continues to upgrade and improve its information technology systems as part of its normal effort to maintain a competitive edge. As these upgrades and improvements are made, the company is ensuring that all are Year 2000 compliant. Therefore, the majority of costs  incurred for  computer systems  that ensure Year 2000 compliance are
expenditures that are made in  the normal course of business.   Total property
and equipment expenditures for 1998, including expenditures for computers and computer systems, were approximately $1.6 million. Expenditures for 1999 are expected to remain at about the same level. Accordingly, management believes that the incremental costs of ensuring that the company's information technology systems are Year 2000 compliant will not materially affect the company's consolidated financial position, liquidity, or results of operations through December 31, 1999.

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

The government agency that pays the majority of the company's billings, the Defense Finance and Accounting Service ("DFAS"), has issued published assurances that it is diligently pursuing a Year 2000 compliance strategy and is confident that its payments to contractors will continue uninterrupted in January 2000.

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


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at June 30, 1999.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's Securities and Exchange Commission filings including, but not limited to, VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Form 10-K), including discussions contained in VSE's "Letter to Stockholders"; "VSE Operations"; "Description of Business"; "Management Discussion and Analysis"; and "Notes to Consolidated Financial Statements" in the VSE Corporation 1998 Annual Report incorporated by reference and attached to VSE's Form 10-K filing.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            None.

       (b)  Reports on Form 8-K.

            On May 26, 1999, the Registrant filed a Current Report on Form 8-K reporting the sale of its software products and services business segment, which consists of the operations of CMstat Corporation ("CMstat"), to a company wholly owned by CMstat's CEO, John S. Daley.

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

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  August 13, 1999                   -------------------------------------
                                         C. S. Weber, Senior Vice President,
                                                     and Secretary


                                         /s/ T. J. CORRIDON
Date:  August 13, 1999                   -------------------------------------
                                         T. J. Corridon, Senior Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)

                                         /s/ T. R. Loftus
Date:  August 13, 1999                   -------------------------------------
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