Form 10-Q
period 1999-09-30
VSE CORP
filed 1999-10-29
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1999        Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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
Yes [x]    No [ ]

Number of shares of Common Stock outstanding as of October 29, 1999:  2,115,217.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                     September 30, December 31,
                                                          1999        1998
                                                       --------    --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    288    $     49
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     22,951      34,105
  Deferred tax assets  . . . . . . . . . . . . . . .        880         403
  Other current assets . . . . . . . . . . . . . . .      1,484       1,266
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     25,603      35,823

Property and equipment, net  . . . . . . . . . . . .      4,677       4,480
Deferred tax assets  . . . . . . . . . . . . . . . .        711         208
Intangible assets, net . . . . . . . . . . . . . . .      1,293       2,836
Other assets . . . . . . . . . . . . . . . . . . . .      2,724       2,777
Assets of business transferred under contractual
  arrangements . . . . . . . . . . . . . . . . . . .        779       1,124
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 35,787    $ 47,248
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . .   $      0    $  1,333
  Accounts payable and other current liabilities . .      6,596      12,063
  Accrued expenses   . . . . . . . . . . . . . . . .      6,510       5,935
  Dividends payable  . . . . . . . . . . . . . . . .         76          77
  Net liabilities of business transferred
    under contractual arrangements . . . . . . . . .          0       6,747
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     13,182      26,155

Long-term debt . . . . . . . . . . . . . . . . . . .      6,338       5,370
Deferred compensation  . . . . . . . . . . . . . . .      1,736       1,871
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     21,256      33,396
                                                       --------    --------

Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,187,217 shares in 1999
    and 2,186,905 in 1998  . . . . . . . . . . . . .        109         109
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,835       3,832
  Retained earnings  . . . . . . . . . . . . . . . .     11,379      10,703
  Treasury stock, at cost (72,000 shares in 1999
    and 1998)  . . . . . . . . . . . . . . . . . . .       (792)       (792)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     14,531      13,852
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 35,787    $ 47,248
                                                       ========    ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income  For the three and nine months ended September 30,
------------------------------------------------------------------------------------
(in thousands, except share amounts)

                                          1999                   1998
                                  --------------------  --------------------
                                    Three      Nine       Three      Nine
                                    Months     Months     Months     Months
                                  ---------  ---------  ---------  ---------
Revenues, principally from
  contracts . . . . . . . . . . . $  36,609  $ 122,848  $  44,203  $ 123,419

Costs and expenses of contracts .    35,385    119,364     42,759    119,464
                                  ---------  ---------  ---------  ---------
Gross profit  . . . . . . . . . .     1,224      3,484      1,444      3,955

Selling, general and administrative
  expenses  . . . . . . . . . . .        36        528        183        479

Loss on CMstat operations . . . .         0      1,499        307      1,815

Interest expense  . . . . . . . .        64         91         42         57
                                  ---------  ---------  ---------  ---------
Pretax income . . . . . . . . . .     1,124      1,366        912      1,604

Provision for income taxes  . . .       449        462        239        564
                                  ---------  ---------  ---------  ---------
Net income  . . . . . . . . . . . $     675  $     904  $     673  $   1,040
                                  =========  =========  =========  =========


Basic earnings per share:

Net income  . . . . . . . . . . . $    0.32  $    0.43  $    0.32  $    0.49
                                  =========  =========  =========  =========
Diluted earnings per share:

Net income  . . . . . . . . . . . $    0.32  $    0.43  $    0.32  $    0.49
                                  =========  =========  =========  =========

Weighted average shares
  outstanding:                    2,115,061  2,114,967  2,122,517  2,128,002
                                  =========  =========  =========  =========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
---------------------------------------------------------------------------------
(in thousands)

                           Common Stock    Paid-In  Retained   Treasury    ESOP
                          Shares   Amount  Surplus  Earnings    Stock   Obligation
                          ------   ------  -------  --------   -------  ----------
Balance at
  December 31, 1997 . .    2,165   $  108  $ 3,631  $  9,422   $    --  $   (680)

Net income
  for the year  . . . .       --       --       --     1,595        --        --

ESOP Obligation . . . .       --       --       --        --        --      (112)

Purchase of Treasury
  Stock . . . . . . . .       --       --       --        --      (792)      792

Issuance of stock . . .       22        1      201        --        --        --

Dividends declared
  ($.144) . . . . . . .       --       --       --      (314)       --        --
                          ------   ------  -------  --------   -------  --------
Balance at
  December 31, 1998 . .    2,187      109    3,832    10,703      (792)        0

Net income
  for the period  . . .       --       --       --       904        --        --

Issuance of stock . . .       --       --        3        --        --        --

Dividends declared
  ($.108) . . . . . . .       --       --       --      (228)       --        --
                          ------   ------  -------  --------   -------  --------
Balance at
  September 30, 1999 . .   2,187   $  109  $ 3,835  $ 11,379   $  (792) $      0
                          ======   ======  =======  ========   =======  ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows   For the nine months ended September 30,
-------------------------------------------------------------------------------
(in thousands)

                                                               1999     1998
                                                             -------  -------
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   904  $ 1,040
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . .    1,277    1,150
    Deferred compensation plan expense  . . . . . . . . . .       34      109
    Change in assets and liabilities
      (Increase) decrease in:
      Accounts receivable . . . . . . . . . . . . . . . . .   11,154   (4,891)
      Other current assets and noncurrent assets  . . . . .    1,223     (729)
      Deferred taxes, net   . . . . . . . . . . . . . . . .     (980)    (103)
      Increase (decrease) in:
      Accounts payable and other current
        liabilities . . . . . . . . . . . . . . . . . . . .   (5,453)   5,021
      Accrued expenses. . . . . . . . . . . . . . . . . . .      575    1,137
      Net liabilities of business transferred under
        contractual arrangements  . . . . . . . . . . . . .   (6,744)   1,153
                                                             -------  -------
        Net cash provided by operating activities              1,990    3,887
                                                             -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)   . . . . . . . . . . . . . . . .     (977)    (524)
  Net (payments of) proceeds from deferred compensation . .     (183)     119
                                                             -------  -------
   Net cash used in investing activities                      (1,160)    (405)
                                                             -------  -------
Cash flows from financing activities:
  Net payments of bank loan . . . . . . . . . . . . . . . .     (365)  (3,068)
  Stock grants  . . . . . . . . . . . . . . . . . . . . . .        3      202
  Advance to ESOP   . . . . . . . . . . . . . . . . . . . .        0     (112)
  Cash dividends paid . . . . . . . . . . . . . . . . . . .     (229)    (236)
                                                             -------  -------
    Net cash used in financing activities                       (591)  (3,214)
                                                             -------  -------

Net increase in cash and cash equivalents   . . . . . . . .      239      268
  Cash and cash equivalents at beginning of period  . . . .       49       15
                                                             -------  -------
  Cash and cash equivalents at end of period  . . . . . . .  $   288  $   283
                                                             =======  =======

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1998.


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


Debt

VSE has a loan agreement with a syndicate of banks that included a revolving loan and a term loan. The original principal amount of the term loan was $4 million and the term of the loan was four years. There were no principal payments due during the first 12 months of the loan. Monthly principal payments of approximately $111 thousand were due in 36 installments beginning August 1998 through July 2001. During September 1999, VSE repaid the principal amount in full, and the term loan portion of the loan agreement no longer exists. Repayment of the term loan did not cause any changes in the terms related to the revolving loan portion of the agreement.


Litigation

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.

                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




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

On May 21, 1999, the company sold all of its interests in the SPS segment for an $800 thousand promissory note and certain fixed assets valued at approximately
$342  thousand.   The  sale is a  divestiture  for legal and tax purposes but not for accounting purposes. The sale is not afforded treatment of a discontinued operation for accounting purposes under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation" ("SAB No. 30") since the sale did not transfer the risks of ownership as it is interpreted under SAB No. 30, because the sales price is primarily dependent on the buyer's ability to repay the promissory note.

As such, the results of the SPS segment will be included in the company's financial statements and are presented as the single line item "Loss on CMstat operations" in the Consolidated Statement of Operations. The assets and liabilities are presented as separate line items in the Consolidated Balance Sheet as "Assets of business transferred under contractual arrangements" and "Net liabilities of business transferred under contractual arrangements", respectively.

The following table presents revenues and other financial information by business segment for the three and nine month periods ended September 30, 1999, and September 30, 1998, in thousands:

Three months ended September 30, 1999           ELMTS        SPS       Total
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 36,609     $    0     $ 36,609
Interest expense                                    64          0           64
Depreciation and amortization                      433          0          433
Operating income                                 1,124          0        1,124
Expenditures for capital assets                    339          0          339


                     VSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)




Nine months ended September 30, 1999            ELMTS        SPS       Total
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $122,848     $  902     $123,750
Interest expense                                    91        128          219
Depreciation and amortization                    1,277        105        1,382
Operating income (loss)                          2,844     (1,478)       1,366
Expenditures for capital assets                  1,158         25        1,183




Three months ended September 30, 1998           ELMTS        SPS       Total
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $ 44,203     $  880     $ 45,083
Interest expense                                    42        133          175
Depreciation and amortization                      391         64          455
Operating income (loss)                          1,197       (285)         912
Expenditures for capital assets                    315          4          319



Nine months ended September 30, 1998            ELMTS        SPS       Total
------------------------------------------------------------------------------
Revenues from unaffiliated
  customers                                   $123,419     $2,358     $125,777
Interest expense                                    57        370          427
Depreciation and amortization                    1,150        185        1,335
Operating income (loss)                          3,316     (1,712)       1,604
Expenditures for capital assets                    537         37          574


VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


VSE and its subsidiaries and divisions have two reportable segments: the engineering, logistics, management and technical services segment ("ELMTS") and the software products and services segment ("SPS").

Engineering, logistics, management and technical services including information technology services are provided by VSE and by each of its subsidiaries and divisions. Subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") (formerly VSE Services Corporation ("VSES")), and VSE Services International Inc. ("VSI") incorporated in August 1999. Divisions include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance") formed in June 1999, VSE IT Services Division ("IT Services") formed in January 1999, Indian Head Division ("Ordnance"), and Value Systems Services Division ("VSS").

Software products and services include sales of developed software products and the services related to the installation and use of the software. This is the primary business of VSE's former subsidiary CMstat Corporation ("CMstat"), sold in May 1999. (See "Divestiture" below).

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three and nine month periods ended September 30, 1999 and 1998 (in thousands).
The revenues, pretax losses and net losses of the SPS segment for the three and nine month periods ended September 30, 1999 include the activity of CMstat through May 21, 1999.
                                                                   1999
                                                                 Compared
                                                                    to
                          Three Months        Nine Months          1998
                      Ended September 30, Ended September 30, Three    Nine
                         1999      1998      1999      1998   Months   Months
                       -------  -------  --------  --------  -------  -------
Engineering, Logistics,
  Management and
  Technical Services
  Segment:

Revenues . . . . . . . $36,609  $44,203  $122,848  $123,419  $(7,594) $  (571)
                       =======  =======  ========  ========  =======  =======

Pretax income  . . . . $ 1,124  $ 1,197  $  2,844  $  3,316  $   (73) $  (472)
Provision for income
  taxes  . . . . . . .     449      350     1,132     1,224       99      (92)
                       -------  -------  --------  --------  -------  -------
Net income  . . .  . . $   675  $   847  $  1,712  $  2,092  $  (172) $  (380)
                       =======  =======  ========  ========  =======  =======


VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


                                                                   1999
                                                                  Compared
                                                                    to
                          Three Months        Nine Months          1998
                      Ended September 30, Ended September 30, Three    Nine
                         1999      1998      1999      1998   Months   Months
                       -------  -------  --------  --------  -------  -------
Software Products and
  Services Segment:

Revenues . . . . . . . $     0  $   880  $   902   $  2,358  $  (880) $(1,456)
                       =======  =======  ========  ========  =======  =======
Pretax loss  . . . . . $     0  $  (285) $(1,478)  $ (1,712) $   285  $   234
Benefit for income
  taxes  . . . . . . .       0     (111)    (670)      (660)     111      (10)
                       -------  -------  -------   --------  -------  -------
Net loss . . . . . . . $     0  $  (174) $  (808)  $ (1,052) $   174  $   244
                       =======  =======  ========  ========  =======  =======

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


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment declined by less than 1% for the nine month period ending September 30, 1999, as compared to the same period of 1998. A decrease in the level of services ordered by HRSI's customers during the first nine months of 1999 was substantially offset by increased revenues in the company's other business units. Revenues for the three month period ending September 30, 1999, decreased by approximately 17% as compared to the same period of 1998. The decrease in revenues for this three month period is primarily due to the timing of BAV revenue from quarter to quarter. (See "BAV Contract" below).

Pretax income for this segment decreased by approximately 6% for the three month period and by approximately 14% for the nine month period ending September 30, 1999, as compared to the same periods of 1998. The decrease for the nine month period was due primarily to the decrease in work performed by VSE in 1999
without a corresponding timely decrease in indirect costs.   In addition to the
sale of the SPS segment (See "Divestiture" below), the company is continuing the process of restructuring which includes continued emphasis and focus on decreasing its indirect costs. The decrease in pretax income for the three month period was due primarily to the decrease in profits associated with the decline in HRSI revenues in 1999 as compared to 1998.

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

The contract accounted for approximately 52% and 50% of consolidated revenues from operations during the nine month periods ending September 30, 1999 and 1998, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctuations and anticipates that future quarterly revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

New Business. The company has been successful in bidding and winning new types of work in the ELMTS segment. VSE IT Services was formed in January 1999 to bid and perform on work issued through the government's GSA schedule. This division was awarded a second purchase agreement in October 1999 to support the U.S. Navy's Engineering Investigations (EI) safety program related to naval aircraft and aircraft systems and subsystems, and is expected to begin work in November 1999.

VSI was formed in August 1999 to expand VSE's international presence and perform services for foreign governments and commercial customers similar to the services it has traditionally provided in the United States. VSI received its first work order in September 1999.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


SRR is a part of a joint venture that was awarded a contract associated with a new government program to dismantle and recycle retired U. S. Navy ships. The contract award was protested and SRR has not begun work on the contract pending resolution of the protest.


Software Products and Services Segment

The company sold its CMstat subsidiary in May 1999. (See "Divestiture" below). The revenues and pretax losses of this segment for the nine month periods ending September 30, 1999, include the activity of CMstat through May 21, 1999, and the pretax loss includes a loss on sale. Accordingly, year to year comparisons of revenue and income for this segment are not meaningful. As a result of the sale of CMstat, the company will no longer have any active business operations in the software products and services segment.


Divestiture

On May 21, 1999, VSE sold its wholly owned subsidiary CMstat Corporation which comprised 100% of the business activity of the SPS segment. Under terms of the sale, VSE transferred 100% of the outstanding capital stock of CMstat to a company wholly-owned by CMstat's CEO in exchange for fixed assets valued at approximately $342 thousand and an $800 thousand promissory note for which principal and interest is payable in installments between September 1, 1999 and May 20, 2006. The transaction resulted in a net loss of approximately $574 thousand to VSE.


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $239 thousand during the nine month period ended September 30, 1999. Cash from operating activities of approximately $2 million was used to finance investing activities of approximately $1.2 million and to reduce financing requirements by approximately $600 thousand. Significant investing activities included purchases of property and equipment of approximately $977 thousand. Significant financing activities included reduced borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $365 thousand and the payment of cash dividends of approximately $229 thousand.

A net increase in cash and cash equivalents of approximately $300 thousand during the nine month period ending September 30, 1998, resulted from approximately $3.9 million provided by operating activities, approximately $3.2 million used in financing activities, and approximately $400 thousand used in investing activities. Significant financing activities included reduced borrowing on the company's bank loan, including commitments for checks outstanding, of approximately $3.1 million. Significant investing activities included purchases of property and equipment of approximately $524 thousand.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The difference between the cash provided by operating activities of approximately $2 million in 1999 as compared to approximately $3.9 million in 1998 is primarily due to the reduction in assets and liabilities associated with the sale of CMstat. The effect of the CMstat sale on cash provided by operating activities was offset somewhat by changes in the levels of accounts receivable and accounts payable associated with fluctuations in BAV contract activity.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, to pay cash dividends, and to finance internal research and development. Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, manage-ment believes that the cash flows from future operations and the bank loan commitment are adequate to meet current operating cash requirements.

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

Quarterly cash dividends at the rate of $.036 per share were declared during the three month period ending September 30, 1999. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


identified efforts associated with the awareness phase have been completed. Additional awareness efforts, if any, will be made as they become known.

Inventory and Assessment. Identification has been made of all "Mission Critical" actions or functions and of all hardware, equipment, software, and embedded systems used to conduct the "Mission Critical" actions or functions. "Mission Critical" is defined as an action or function that must happen in order to serve a customer or line of business comprising more than 10% of the revenue base or pre-tax profit of an organization within the company. This phase includes: 1) Developing inventory listings of all hardware, equipment, software, embedded systems, operating systems, custom user applications, and contract obligations having a Year 2000 impact; 2) Analyzing and developing corrective actions for each of the items on the inventory listings; 3) Procuring programs and tools to provide compliance for the items on the inventory listings; and 4) Surveying manufacturers and vendors to obtain certification of their products as Year 2000 compliant. The inventory and assessment phase is approximately 100% complete. Analysis of the items on the inventory listing has been done primarily using internally administered programs supplied by independent outside sources. Approximately 99% of the hardware, equipment, and embedded systems and approximately 90% of the software, operating systems, custom user applications and contract obligations on the inventory listing have been found to be Year 2000 compliant or have been removed from service.

Correction and Renovation. The items identified in the inventory and assessment phase have been redesigned, repaired, converted, or replaced, as necessary, to ensure Year 2000 compliance. Corrections and renovations are documented and this documentation is distributed to the affected managers and staff. Testing plans are developed and validation and testing occurs. Risk analysis is conducted and contingency planning issues are identified. The correction and renovation phase is approximately 88% completed and is expected to be completed prior to the end of November of 1999.

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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


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

The government agency that pays the majority of the company's billings, the Defense Finance and Accounting Service ("DFAS"), has issued published assurances that it is diligently pursuing a Year 2000 compliance strategy and is confident that its payments to contractors will continue uninterrupted in January 2000. The company's primary bank has also issued published statements that it is year 2000 compliant and that banking transaction activity will not be interrupted.

Contingency Plans. The Y2K Plan calls for the development of contingency plans. VSE currently has extra borrowing capacity under its bank loan agreement and intends to maintain this extra borrowing capacity beyond the year 2000 to provide funding in the event of government customer payment problems. Contingency plans related to contract performance obligations and to business operation infrastructure services have been developed in a preliminary form and are scheduled to be finalized and in place by the first of December 1999. The company will perform some testing on certain aspects of the contingency plans during December 1999.


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at September 30, 1999.


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

             None.


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

                              VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  October 29, 1999                  _____________________________________
                                         C. S. Weber, Senior Vice President,
                                                     and Secretary


                                         /s/ T. J. CORRIDON
Date:  October 29, 1999                  _____________________________________
                                         T. J. Corridon, Senior Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)

                                         /s/ T. R. Loftus
Date:  October 29, 1999                  _____________________________________
                                         T. R. Loftus, Vice President and
                                                  Comptroller
                                           (Principal Accounting Officer)







The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.