Form 10-K405
period 1999-12-31
VSE CORP
filed 2000-03-15
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
			                        Washington, D.C. 20549

                             			 FORM 10-K

              		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              		    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999    Commission File Number:  0-3676

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2000, was approximately $7 Million.

Number of shares of Common Stock outstanding as of March 1, 2000: 2,122,289.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              		     DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 4, 2000, are incorporated by reference into Part III of this report.

                     			      TABLE OF CONTENTS


                                                               									 Page
                                                               									 ----
PART I

ITEM 1.   Business                                                          3
ITEM 2.   Properties                                                        8
ITEM 3.   Legal Proceedings                                                 9
ITEM 4.   Submission of Matters to a Vote of Security Holders               9

PART II

ITEM 5.   Market for Registrant's Common Stock and Related
       	  Stockholder Matters                                              11
ITEM 6.   Selected Financial Data                                          12
ITEM 7.   Management's Discussion and Analysis of Financial
	         Condition and Results of Operations                              13
ITEM 8.   Financial Statements and Supplementary Data                      22
ITEM 9.   Changes in and Disagreements with Accountants on
       	  Accounting and Financial Disclosure                              38

PART III

ITEM 10.  Directors and Executive Officers of the Registrant               39
ITEM 11.  Executive Compensation                                           39
ITEM 12.  Security Ownership of Certain Beneficial Owners and
       	  Management                                                       39
ITEM 13.  Certain Relationships and Related Transactions                   39

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
       	  Form 8-K                                                         40


       	  Signatures                                                       41

Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's "Narrative Description of Business", "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements". Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the company.


                        				         Part I


ITEM 1. Business

(a) General Development of Business

        VSE Corporation ("VSE" or the "company") was established and incorporated in Delaware January 1959. The company's business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries and operations of the company's divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR", formerly VSE Services Corporation) and VSE Services International Inc. ("VSI"). The company sold its CMstat Corporation subsidiary in May 1999. Unincorporated divisions include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance"), Ordnance Division ("Ordnance"), VSE IT Services Division ("IT Services"), and Value Systems Services Division ("VSS"). The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

        The company's business operations consist primarily of diversified engineering, technical, and management services, performed on a contract basis. A large majority of the company's contracts are with agencies of the United States Government (the "government") and other government prime contractors. The company's customers also include non-government organizations and commercial entities.

       	VSE seeks to provide its customers with competitive, cost effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products, and an in-depth understanding of the basic requirements for effective systems and equipment. Customers are generally billed for a specified level-of-effort incurred in performing a project or providing a service or, less frequently, for installed products, systems and maintenance charges.


(b) Financial Information About Industry Segments

        Financial information about industry segments for the three years ended December 31, 1999, appears in Note 10 (Segment Information) of "Notes to Consolidated Financial Statements" contained in this Form 10-K.


(c) Narrative Description of Business

       	During the three years ended December 31, 1999, the company operated in two business segments. The engineering, logistics, management and technical services segment ("ELMTS") includes the operations of the parent company and all of the subsidiaries and divisions except CMstat. The software products and services segment ("SPS") was comprised of the operations of CMstat prior to the sale of CMstat in May 1999. The company has not had any operations in SPS since May 1999.


Services and Products

Engineering, Logistics, Management and Technical Services Segment

       	VSE engineering, technical, management and information technology services include a broad array of capabilities and resources used in program planning; design and engineering, including prototype development; ship reactivation and transfer support; logistics management; ship maintenance, repair, overhaul planning and follow-on technical support; ship dismantlement and recycling services; office automation systems and support; training; technology research, development and demonstration programs involving energy conservation and efficiency, advanced technology transfers, and feasibility, assessment and development programs.

       	Typical engineering and technical services projects include sustaining engineering support for military vehicles, combat trailers, bridging systems and amphibious transport; ocean engineering and mooring systems; depot repair operations; logistics management support for military aircraft; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; ship dismantlement and ship sales; energy conservation and advanced technology demonstration projects; and technical data package preparation.

        VSE information technology services and products include cross-platform technical data, product data and configuration management (CM/PDM) support, bar coding and inventory application, and database management and control.


Contracts

       	Depending on solicitation requirements and other factors, VSE offers its professional and technical services and products through various competitive contract arrangements and business units which are responsive to customer requirements and which may also provide an opportunity for diversification. Such arrangements include prime contracts, subcontracts, cooperative arrangements, joint ventures, dedicated ventures, dedicated cost centers (divisions) and subsidiaries.

       	Substantially all of the company's revenues are derived from contract services performed for the government. The U.S. Navy is VSE's largest single customer, and most of the company's operating divisions and subsidiaries derive a majority or all of their work from the Navy. Other significant customers include: the U.S. Army, served by VSE (parent company); the U.S. Postal Service, served by VSE (parent company) and by HRSI; and the Department of Energy, which comprises the majority of Energetics' work. The company's customers also include various other government agencies, non-government organizations, and commercial entities.

	                     		  VSE Revenues by Customer
			                        (Dollars in Thousands)
                     			1999               1998               1997
Customer              Revenues     %     Revenues     %     Revenues     %
--------              --------     -     --------     -     --------     -
U.S. Navy             $109,993   69.9    $128,773   72.7    $105,103   68.9
U.S. Army               19,468   12.4      19,577   11.1      19,423   12.7
All other government    27,558   17.5      27,991   15.8      25,804   16.9
Commercial                 380    0.2         754    0.4       2,220    1.5
              		      --------  -----    --------  -----    --------  -----
Total                 $157,399  100.0    $177,095  100.0    $152,550  100.0
              		      ========  =====    ========  =====    ========  =====

       The government's procurement practices in recent years have tended toward the bundling of various work efforts under large comprehensive ("omnibus") management contracts. As a result, the growth opportunities available to the company will probably continue to occur in large unpredictable increments. The company has elected to pursue these larger efforts by assembling teams of subcontractors and forming joint venture partnerships to offer the range of technical competencies required by these omnibus contracts. The company has also elected to pursue more of its contract work through its operating divisions and subsidiaries to focus on particular lines of work or specific customer bases.

       As a result of the bundling trend described above, the company has several divisions for which revenues are derived predominantly from one major contract effort. During 1999, the company's six largest contracts accounted for approximately 80% of total revenues. The company's largest contract, performed by BAV, is with the U.S. Navy and accounted for more than 50% of consolidated revenues in 1999 and 1998. This contract is a ten year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. Other major contracts include U.S. Navy contracts performed by VSE (parent company), VSS, and Ordnance divisions, and a U.S. Postal Service contract and a U.S. Army contract performed by VSE (parent company). The VSS contract and the U.S. Postal Service contract are expected to be re-bid in 2000, and the company is actively pursuing the continuance of this work.

       The company's contracts with the government are typically performed under cost plus fee, time and materials, or fixed price contracts. Under cost plus fee contracts, the customer reimburses the company for its allowable costs and pays a fee as determined by the contract terms. Under time and materials contracts, the customer pays the company contract specific hourly rates for labor services and reimburses the company for the cost of materials. Under fixed price contracts, the customer pays a contract specific price for services or products. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to such arrangements are normally performed and completed within one year. During 1999, the company provided services to the government and other customers under approximately 210 contracts and approximately 795 delivery orders or task orders.


Backlog

        During 1999 and 1998, VSE was awarded contracts having potential ceiling values of approximately $115 million and $124 million, respectively.

       	VSE's funded backlog of contract work as of December 31, 1999, 1998 and 1997 was approximately $108 million, $122 million and $110 million, respectively. Funded backlog is defined as orders for services that have not been fully rendered and for which funding has been provided either at the time of award or thereafter. Substantially all the funded backlog is expected to be completed within one year.

        The excess of unfulfilled contract estimates over the incremental funding authorized represents an unfunded backlog. Based on the total estimated value of contracts actually awarded, the company's potential revenues for work remaining to be performed under existing contracts (both funded and unfunded backlog) was approximately $946 million, $1 billion and $1.2 billion, as of December 31, 1999, 1998 and 1997, respectively. The company has no reasonable basis on which to determine when or if such unfunded backlog will be funded. Because of uncertainties associated with changing program requirements and the ultimate availability of funds, VSE believes that measurements of unfunded backlog are of limited use in evaluating future workload.

       	As of December 31, 1999, VSE had proposals pending for engineering services contracts covering approximately $618 million in services for the Department of Defense or other government agencies or prime contractors. If these contracts are awarded to VSE, resulting ordering periods could extend through 2005. There is no assurance that VSE will be the successful bidder for any of these contracts. Additionally, there can be no assurance that contracts awarded will result in revenues to VSE because (a) contract awards may be rescinded as a result of the government's bid protest procedures, (b) contracts may not be funded at the nominal amounts cited in competitive bid announcements and (c) contracts when funded may be terminated at the convenience of the government.


Marketing

       	VSE marketing activities are conducted by its professional staff of engineers, analysts, program managers, contract administrators and other personnel. Information concerning new programs and requirements becomes available in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations and commercial entities.


Personnel

       	VSE services are provided by a staff of professional, scientific, medical and technical personnel having high levels of education, experience, training and skills. As of February 2000, VSE employed approximately 900 employees, including approximately 150 part-time personnel.

       	Principal categories of VSE personnel include (a) engineers, scientists and technicians in mechanical, electrical, electronic, chemical, industrial, energy and environmental services, marine and ocean engineering disciplines,
(b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines,
(c) technical editors and writers, (d) graphic designers and technicians and
(e) health care service personnel. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many
VSE employees have had experience as government employees or have served in the U.S. armed forces. The company considers its relationships with employees to be excellent.


Competition and Risks

       	Competition. The professional and technical services industry in which VSE is engaged is very competitive. There are a substantial number of other organizations, including large, diversified firms with greater financial resources and larger technical staffs, which are capable of providing essentially the same services as those offered by VSE. Such companies may be publicly owned or privately held and may be divisions of much larger organizations including large manufacturing corporations. Competition in the government contract business has intensified in recent years due to declining government budgets.

       	Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration
("GSA") which provide a schedule of services at fixed prices which may be ordered outside of the solicitation process. The company has been awarded three separate GSA schedule contracts for various classes of services, but there is no assurance regarding the level of work under these contract arrangements.

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

       	Risks. Since 1993, the government has initiated a series of changes designed to improve and streamline its acquisition policies and procedures. Such changes include an emphasis on very large contracts, which may make it more difficult for VSE to qualify as a potential bidder; past performance, which may be used to exclude entrance into new government markets; and multiple-award schedules, which may result in unequal contract awards between successful contractors.

       	VSE's business with the government is subject to the risk that one or more of its potential contracts or contract extensions may be awarded by the contracting agency to a "small and disadvantaged" or minority-owned business pursuant to "set-aside" programs administered by the Small Business Administration or may be bundled into omnibus contracts for very large businesses. In addition, government contract business is subject to funding delays, extensions, and moratoriums caused by political and administrative disagreements such as occurred during the 1996 U.S. Government budget negotiations. To date, the effect of such negotiations and disagreements on the company has not been material; however, no assurances can be given about such risks with respect to future years.

       	Government contracts are subject to termination at the government's convenience, which means that the government may terminate the contract at any time, without cause. If a government contract is terminated for convenience, the contractor is generally reimbursed for its allowable costs to the date of termination and is paid a proportionate amount of the stipulated profit or fee for the work actually performed. VSE has not suffered any material losses or disruptions of its business due to government terminations for convenience.

       	VSE's business is subject to the risks arising from global economic conditions associated with potential foreign customers served through the company's contracts with the U.S. Government. For example, economic slowdowns in certain countries served under the BAV contract could potentially affect BAV sales. In addition, the company's subsidiary VSE Services International, Inc. is also expected to serve foreign customers on a direct sales basis and may be subject to such economic slowdowns.


ITEM 2.    Properties

       	VSE's principal executive and administrative offices are located in a five story building in Alexandria, Virginia, leased by VSE through April 30, 2003. This building contains approximately 108,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 11 U.S. branch offices located at or near customer sites to facilitate communications and enhance project performance. Branch offices are generally occupied under short term leases and currently include an aggregate of approximately 195,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the United States (generally at foreign shipyards); these services are often of short duration based on "tiger team" or "as-ordered" requirements.

       	VSE owns and operates an engineering test center in Ladysmith, Virginia, consisting of approximately 44 acres of land and an improved storage and vehicle maintenance facility. This facility has been used by VSE to test military and commercial equipment for which VSE provides system technical support or other engineering services and to supplement Alexandria, Virginia, office and shop facilities.


ITEM 3.    Legal Proceedings

Litigation

       	None.


ITEM 4.    Submission of Matters to a Vote of Security Holders

       	No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three month period ended December 31, 1999.

              		      EXECUTIVE OFFICERS OF THE REGISTRANT

       	The following table sets forth information concerning the executive officers of the Registrant as of March 15, 2000.

       	The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name                             Age             Position with Registrant
----                             ---             ------------------------
William R. Albertolli            57              Senior Vice President and
                                          						 President, VSS Division

Byron S. Bartholomew             72              Executive Vice President,
                                          						 Business Development

Donald M. Ervine                 63              Chairman and Chief Executive
                                           					 Officer

James M. Knowlton                57              President and Chief Operating
                                          						 Officer, President and
                                          						 General Manager, BAV Division

Jayne M. Tuohig                  53              Senior Vice President and
                                          						 General Manager, Postal
                                          						 Service Program Center

Paul A. Vander Myde              63              Senior Vice President,
                                          						 Corporate Affairs

Craig S. Weber                   55              Senior Vice President,
                                          						 Chief Financial Officer and
                                           					 Corporate Secretary

                      				           PART II


ITEM 5. Market for Registrant's Common Stock and Related Stockholder
       	Matters

(a) Market Information

       	The company's common stock ($.05 par value) is traded in the Nasdaq National Market System, trading symbol: VSEC, Newspaper listing: VSE.

       	The following table sets forth the range of high and low sales price information on VSE common stock for each quarter and annually during the last two years based on information reported by the Nasdaq National Market System.

       	Quarter Ended            High      Low      Dividends
       	-------------            ----      ---      ---------
       	1998:
       	March 31                $ 9.70    $8.125      $.036
       	June 30                  10.50     8.00        .036
       	September 30              9.50     7.75        .036
       	December 31              13.00     5.75        .036
              		For the Year    $13.00    $5.75       $.144

       	1999:
       	March 31                $11.75    $8.25       $.036
       	June 30                  11.00     6.75        .036
       	September 30             10.50     8.125       .036
       	December 31               9.875    7.125       .036
              		For the Year    $11.75    $6.75       $.144

(b)     Holders

       	There were approximately 1,200 stockholders of VSE common stock as of March 1, 2000, consisting of about 300 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 1999 Annual Meeting of Stockholders to (a) brokers, banks, and nominees and
(b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c)     Dividends

       	Cash dividends were declared at the rate of $.144 per share during 1999 and 1998. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


ITEM 6.    Selected Financial Data
-----------------------------------------------------------------------------
(In thousands, except per share data)
                                           						 1999       1998       1997       1996     1995(A)
                                   					       --------   --------   --------   --------   -------
Revenues, principally from contracts . . . . . $157,399   $177,095   $152,550   $115,616   $72,378
                                   					       ========   ========   ========   ========   =======

Income (loss) from continuing operations . . . $  1,534   $  1,595   $ (1,447)  $  1,946   $ 1,738
 (Loss) from discontinued operations . . . . .        -          -          -        (25)      (92)
 Loss on disposal of discontinued
  operations . . . . . . . . . . . . . . . . .        -          -          -       (179)        -
                                   					       --------   --------   --------   --------   -------
     Net income (loss) . . . . . . . . . . . . $  1,534   $  1,595   $ (1,447)  $  1,742   $ 1,646
                                   					       ========   ========   ========   ========   =======

Basic earnings per common share:
  Income (loss) from continuing operations . . $    .73   $    .75   $   (.68)  $    .89   $   .80
  (Loss) from discontinued operations  . . . .        -          -          -       (.09)     (.04)
                                   					       --------   --------   --------   --------   -------
     Net income (loss) . . . . . . . . . . . . $    .73   $    .75   $   (.68)  $    .80   $   .76
                                   					       ========   ========   ========   ========   =======
Diluted earnings per common share:
  Income (loss) from continuing operations . . $    .73   $    .75   $   (.68)  $    .88   $   .80
  (Loss) from discontinued operations  . . . .        -          -          -       (.09)     (.04)
                                   					       --------   --------   --------   --------   -------
     Net income (loss) . . . . . . . . . . . .      .73   $    .75   $   (.68)  $    .79   $   .76
                                   					       ========   ========   ========   ========   =======

Working Capital  . . . . . . . . . . . . . . . $  7,078   $  5,801   $  6,258   $  9,839   $ 9,535
                                   					       ========   ========   ========   ========   =======
Total assets . . . . . . . . . . . . . . . . . $ 31,250   $ 47,248   $ 43,413   $ 49,353   $29,108
                                   					       ========   ========   ========   ========   =======
Long-term debt . . . . . . . . . . . . . . . . $      -   $  1,503   $  3,444   $  5,384   $ 4,514
                                   					       ========   ========   ========   ========   =======
Stockholders' investment . . . . . . . . . . . $ 15,145   $ 13,852   $ 12,481   $ 14,595   $13,553
                                   					       ========   ========   ========   ========   =======
Cash dividends per common share  . . . . . . . $   .144   $   .144   $   .144   $   .138   $   .13
                                   					       ========   ========   ========   ========   =======

Per share amounts have been adjusted to reflect stock splits effected in 1996 and 1997.

(A) The increase in revenues in 1996 as compared to 1995 are attributed to the award of the BAV contract and the acquisitions of Energetics Incorporated and CMstat Incorporated.


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

        The ELMTS business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries and operations of the company's divisions. Wholly owned subsidiaries in this segment include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR", formerly VSE Services Corporation) and VSE Services International Inc ("VSI") incorporated in August 1999. Unincorporated divisions in this segment include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance") formed in June 1999, Ordnance Division ("Ordnance"), VSE IT Services Division ("IT Services"), formed in January 1999, and Value Systems Services Division ("VSS").

        The SPS business operations include sales of developed software products and the services related to the installation and use of the software. This is the primary business of VSE's former subsidiary CMstat Corporation ("CMstat"), sold in May 1999. (See "Divestiture" below).

        The company is engaged principally in providing engineering, software development, testing and management services to the U.S. Government (the "government"). Intercompany sales are principally at cost and have been eliminated from the consolidated financial statements.

Results of Operations

Revenues

       	The following table shows the revenues from operations of VSE and subsidiaries and such revenues as a percent of total revenues:

                     			    Revenues from Operations
			                          (dollars in thousands)
				                               1999             1998             1997
Company or Business Unit        Revenues    %    Revenues    %    Revenues    %
------------------------        --------    -    --------    -    --------    -
ELMTS Segment:

VSE (parent company). . . . .  $ 44,301   28.0  $ 51,993   28.9  $ 50,040   32.2
BAV . . . . . . . . . . . . .    78,791   49.8    93,564   52.0    75,296   48.3
Energetics  . . . . . . . . .    11,604    7.3    11,984    6.6    11,598    7.4
VSS . . . . . . . . . . . . .    10,271    6.5    10,182    5.6     9,179    5.9
Ordnance  . . . . . . . . . .     6,115    3.9     1,531    0.8         0    0.0
HRSI  . . . . . . . . . . . .     5,770    3.6     7,841    4.4     6,437    4.1
Fleet Maintenance . . . . . .       273    0.2         -    0.0         -    0.0
IT Services . . . . . . . . .       268    0.1         -    0.0         -    0.0
VSI . . . . . . . . . . . . .         6    0.0         -    0.0         -    0.0
	                     		       --------  -----  --------  -----  --------  -----
                     			       $157,399   99.4  $177,095   98.3  $152,550   97.9
	                     		       ========  =====  ========  =====  ========  =====
SPS Segment:

CMstat  . . . . . . . . . . .  $    902    0.6  $  3,138    1.7  $  3,313    2.1
                     			       ========  =====  ========  =====  ========  =====

       	The consolidated statements of operations have been restated and include the revenues and income from the SPS segment on the "Loss on CMstat operations" line.

Engineering, Logistics, Management and Technical Services Segment

       	The largest customer for the ELMTS segment is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy and Air Force. VSE's ELMTS segment revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Accordingly, there can be no assurance that future reductions in Defense spending will not have a material adverse impact on the company's results of operations or financial position.

       	Substantially all of the company's revenues from this segment depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, and on the exercise of option periods and the satisfaction of incremental funding requirements on current contracts. In 1999, 1998 and 1997, the company did not experience any terminations of contracts for the convenience of the government nor any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position.

       	During 1998 and 1999, the Ordnance and Fleet Maintenance divisions bid on contract work that had been traditionally performed by VSE. This enabled the company to use an operating structure that was better suited to perform certain types of contract work. In prior years, the company has utilized this strategy to win contracts and generate new revenue in the BAV and VSS divisions. The company anticipates that it will continue this strategy to better service the needs of its customers. As the use of operating divisions to bid and win new contracts increases, the company expects that the revenue of VSE (the parent company) will be further reduced in the future as parent company contracts are replaced by operating division contracts. Management believes that the use of operating divisions to perform future work and the associated improvements in servicing customers will better position the consolidated entity for future revenue growth.

       	BAV Contract. Since August 1995, VSE's BAV Division has had a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease or transfer of Navy ships to foreign governments. This contract has the potential, if all options are exercised, to generate revenues in excess of one billion dollars over a ten year period from 1995 through 2005. The contract accounted for approximately 50% and 52% of consolidated revenues from operations during 1999 and 1998, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions  of
potential  customers  worldwide.    The  company  experienced significant
quarterly and annual revenue fluctuations from 1997 through 1999 and anticipates that future revenues will be subject to significant variations primarily due to this contract.

       	New Business. The company has been successful in bidding and winning new types of work in the ELMTS segment. IT Services was formed in January 1999 to bid and perform on work issued through the government's GSA schedule. This division was awarded a second purchase agreement in October 1999 to support the U.S. Navy's Engineering Investigations (EI) safety program related to naval aircraft and aircraft systems and subsystems.

       	VSI was formed in August 1999 to expand VSE's international presence and perform services for foreign government and commercial customers similar to the services VSE has traditionally provided in the United States. VSI received its first work order in September 1999.

       	SRR is a participant in a joint venture that was awarded a contract associated with a new program to dismantle and recycle retired U.S. Navy ships. Work on this contract began in January 2000.

       	Each of these three new business units is engaged in bidding on and performing work that could potentially increase the future revenues of the company.


Software Products and Services Segment

       	The company sold its CMstat subsidiary in May 1999. (See "Divestiture" below). The revenues and pretax losses of this segment for 1999 include the activity of CMstat through May 21, 1999, and the pretax loss includes a loss on the sale of CMstat. Accordingly, year to year comparisons of revenue and income for this segment are not meaningful. As a result of the sale of CMstat, the company will no longer have any active business operations in the software products and services segment. The company's 1999 operating results for the SPS segment are therefore not a good indicator of future quarterly results.


Income from Operations Before Income Taxes

       	The following table shows consolidated revenues and income from operations before income taxes of VSE segments, other items of income and expense, and such amounts as a percent of segment revenues.

       	    Income (Loss) from Operations Before Income Taxes
			                        (dollars in thousands)

Description                 1999     %       1998      %        1997     %
-----------                 ----     -       ----      -        ----     -
ELMTS Segment:

Revenues . . . . . . .   $157,399   100.0  $177,095  100.0  $152,550   100.0
Costs and expenses . .    152,705    97.0   171,629   96.9   148,412    97.3
                     			 --------  ------  --------  -----  --------  ------
Gross profit . . . . .      4,694     3.0     5,466    3.1     4,138     2.7
Selling, general and
  administrative expenses     684     0.4       592    0.3       159     0.1
Interest expense . . .        132     0.1        45    0.1       130     0.1
                     			 --------  ------  --------  -----  --------  ------
Income from operations
  before income
  taxes  . . . . . . .   $  3,878     2.5  $  4,829    2.7  $  3,849     2.5
	                     		 ========  ======  ========  =====  ========  ======

SPS Segment:

Revenues . . . . . . .   $    902   100.0  $  3,138  100.0  $  3,313   100.0
Costs and expenses . .      1,072   118.9     4,607  146.8     8,178   246.9
	                     		 --------  ------  --------  -----  --------  ------
Gross loss . . . . . .       (170)  (18.9)   (1,469) (46.8)   (4,865) (146.9)
Selling, general and
  administrative expenses      82     9.1       178    5.7       691    20.9
Loss on disposition
  of CMstat                 1,098   121.7         -    0.0         -     0.0
Interest expense . . .        128    14.2       496   15.8       376    11.3
                     			 --------  ------  --------  -----  --------  ------
Loss from operations
  before income
  taxes  . . . . . . .   $ (1,478) (163.9) $ (2,143) (68.3) $ (5,932) (179.1)
	                     		 ========  ======  ========  =====  ========  ======

Engineering, Logistics, Management and Technical Services Segment

       	Costs and expenses of operations, as a percentage of ELMTS segment
revenues, were fairly stable during 1999, 1998 and 1997.   The small
percentage differences between 1999, 1998 and 1997 are due to a combination of factors, some of which are offsetting, including (a) differences between costs incurred and costs billable (whether they may be billed based on contract provisions), (b) the effects of increases or decreases in facility and equipment lease renewals, fringe benefit programs and similar period expenses, (c) costs associated with contract start-up and termination phases,
(d) narrower profit margins on new work due to increased competition, (e) increased labor costs reflecting a more competitive marketplace for attracting and retaining our employees, (f) the establishment and reversal of reserves for potential contract disallowances due to the timing of government audits on costs incurred, g) the amount of work performed on certain contracts as a percentage of total revenues, (h) the timing of contract award fees and (i) effective project and cost management.

       	Selling, general and administrative expenses as a percentage of segment revenues increased slightly in 1999 as compared to 1998 and in 1998 as compared to 1997. Selling, general and administrative expenses will vary from year to year due to various types of nonreimbursable costs, including costs associated with the start up of new divisions or subsidiaries, costs of discontinued operations and unrecoverable contract costs.

       	Interest expense as a percentage of segment revenues increased slightly in 1999 as compared to 1998 due primarily to an increase in average levels of bank debt resulting from the sale of CMstat. Interest expense as a percentage of segment revenues decreased approximately 0.1% in 1998 as compared to 1997 due primarily to the application of earnings to reduce the bank debt of this segment and to the improved cash collection cycles on government contracts.


Divestiture

       	On May 22, 1999, VSE sold its wholly owned subsidiary CMstat. Under the terms of the transaction, VSE sold all of the outstanding capital stock of CMstat to an officer of CMstat in exchange for a promissory note for which principal is payable in installments from September 1, 1999 through May 20, 2006. The transaction resulted in a pretax loss of approximately $1.1 million. An additional pretax loss from CMstat operations prior to the sale date of approximately $400 thousand was incurred in 1999.

       	The sale of CMstat is a divestiture for legal and tax purposes.
For accounting purposes, the sale is not afforded discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation"("SAB No. 30") since the sale did not transfer the risks of ownership because the sales price is primarily dependent on the buyer's ability to repay the promissory note.

       	The company sustained significant losses on CMstat operations during 1999, 1998 and 1997. Management believes that the divestiture of CMstat will allow the company to focus on its core business lines and improve profitability in the future.


Liquidity and Capital Resources

Cash Flows

       	The company's level of net cash and cash equivalents did not change significantly during 1999. Approximately $4.2 million in net cash provided by operations was used for financing activities of approximately $3.1 million and for investing activities of approximately $1.1 million. Significant financing activities included decreases in bank loan borrowings and the current portion of long-term debt of approximately $1.5 million and $1.3 million, respectively. Significant investing activities included approximate-ly $1.2 million associated with the purchase of property and equipment, primarily computer equipment. Cash flows provided by operating activities increased in 1999 as compared to 1998 due primarily to changes in the levels of accounts receivable and accounts payable in 1999 resulting from a decrease in revenues on the BAV contract as compared with the previous year.

       	A net increase in cash and cash equivalents of approximately $34 thousand during 1998 resulted from approximately $2.9 million provided by operations, approximately $1.4 million used in financing activities, and approximately $1.5 million used in investing activities. Significant financing activities included a decrease in bank loan borrowings of approximately $1.9 million. Significant investing activities included approximately $1.5 million associated primarily with the purchase of computer equipment. Cash flows provided by operating activities decreased in 1998 as compared to 1997 due primarily to an increase in the level of accounts receivable in 1998 resulting from the increased revenues in 1998 as compared with a significant decrease in accounts receivable in 1997 due to collections of accounts receivable on the BAV contract. The decrease in cash flows provided by operating activities due to changes in the level of accounts receivable was offset slightly by cash provided by the increase in net income and the increase in accounts payable.

       	A net decrease in cash and cash equivalents of approximately $399 thousand during 1997 resulted from approximately $3.5 million provided by operations, approximately $2 million used in financing activities, and approximately $1.8 million used in investing activities. Significant financing activities included a decrease in bank loan borrowings of $1.9 million. Significant investing activities included approximately $1.8 million associated with the purchase of property and equipment.

       	The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets including leaseholds for office and computer support and to pay cash dividends. Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank revolving loan commitment are adequate to meet current operating cash requirements.


Working Capital

       	VSE's requirements for working capital are affected significantly by its revenues and accounts receivable, which are primarily derived from billings made by the company to the government or other government prime contractors for services rendered. Such accounts receivable generally do not present liquidity or collection problems. Working capital is also affected by
(a) contract retainages, (b) start-up and termination costs associated with new or completed contracts, (c) capital equipment requirements,
(d) differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company and (e) profitability.

       	Government contracts generally require VSE to pay for material and subcontract costs included in VSE's contract billings prior to receiving payment for such costs from the government. However, such contracts generally provide for progress payments on a monthly or semimonthly basis, thereby reducing requirements for working capital.


Dividends

       	Cash dividends were declared at the rate of $.144 per share during 1999, 1998, and 1997. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


ESOP Advances

       	Prior to December 1998 the company made advances to the ESOP trust totaling $792 thousand in connection with distributions made to terminated participants. In December 1998, the company and the ESOP entered into an agreement in which the ESOP repaid the advances. Under the terms of the agreement, the company purchased 72,000 shares of VSE stock from the ESOP at market price and the ESOP simultaneously returned the proceeds of $792,000 from the stock sale to the company as repayment of the advances.


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


Global Economic Conditions

       	VSE's business is subject to the risks arising from global economic conditions associated with potential foreign customers served through VSE's contracts with the U.S. Government. For example, an economic slowdown in countries served under the BAV contract could potentially affect BAV sales. Management is unable to predict what, if any, impact such conditions may have on the company's financial position or results of operations.


Year 2000

       	Overview. The company is not currently aware of any Year 2000 issues that have affected its business. During 1999, the company completed a detailed assessment of all its information technology and non-information technology hardware and software with regard to the Year 2000 issue, with special emphasis on mission critical systems. Prior to December 31, 1999, information and non-information technology hardware and software were inventoried and those not Year 2000 ready were identified, remediated (i.e., corrected or replaced) and tested to ensure that they would, in fact, operate as desired according to Year 2000 requirements. It is possible that the company's computerized systems could be affected in the future by the Year 2000 issue. The company will continue to monitor its mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

       	Costs. Costs incurred to date for Year 2000 readiness efforts have been minimal and are included as part of the company's ongoing administrative costs and have not been separately identified. The company continues to upgrade and improve its information technology systems as part of its normal effort to maintain a competitive edge. As these upgrades and improvements are made, the company is ensuring that all are Year 2000 ready. Therefore, the majority of costs incurred for computer systems that ensure Year 2000 readiness are expenditures that are made in the normal course of business. Total property and equipment expenditures for 1999 and 1998, including expenditures for computers and computer systems, were approximately $1.2 million and $1.5 million, respectively. Accordingly, management believes that the incremental costs of addressing the Year 2000 readiness issue have not materially affected the company's consolidated financial position, liquidity, or results of operations through December 31, 1999 and will not materially affect them through 2000.

       	Impact on Operations. The company did not materially alter its spending patterns for information technology as a result of the Year 2000 issue. The company has not experienced any material revenue fluctuations due to increases or decreases in customer purchasing activity related to the Year
2000 issue during late 1999 or early 2000 and does not expect to experience such fluctuations. The company has not experienced and does not expect to experience any significant returns of products or services purchased in 1999 by customers in preparation for Year 2000. Accordingly, the company does not anticipate that the Year 2000 issue will materially impact its results of operations in 2000 as compared to 1999.

       	Risks. The full range of potential risks associated with the Year 2000 issue will continue to be monitored. Potential risks include obligations related to contract performance on current and past contracts, the reliance on infrastructure services to conduct the company's business operations, and the possibility of liquidity issues caused by payment problems with VSE's banks or government customers. Although management believes that the risks associated with internal issues regarding the Year 2000 problem will be minimal, the risks associated with external issues are difficult to predict.
If these external issues cause massive failures to systems upon which the company is reliant, the results could materially affect the company's consolidated financial position, liquidity, or results of operations.


Market Risk

       	The Company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at December 31, 1999.

ITEM 8.    Financial Statements and Supplementary Data


                     			  Index To Financial Statements

                                                        									   Page
                                                        									   ----

	Report of Independent Public Accountants                            22
	Consolidated Balance Sheets as of December 31, 1999 and 1998        23
	Consolidated Statements of Operations for the years ended
	       	December 31, 1999, 1998 and 1997                            24
	Consolidated Statements of Stockholders' Investment
       		for the years ended December 31, 1999, 1998 and 1997        25
	Consolidated Statements of Cash Flows for the years ended
       		December 31, 1999, 1998 and 1997                            26
	Notes to Consolidated Financial Statements                          27

	              	   Report of Independent Public Accountants

To the Stockholders of VSE Corporation:

       	We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       	We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United
States.


	                                          					ARTHUR ANDERSEN LLP


Vienna, Virginia
  March 3, 2000


Consolidated Balance Sheets                                As of December 31,
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                 							      1999      1998
                                                 							      ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $    62  $     49
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .  19,361    34,105
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     927       403
  Other current assets . . . . . . . . . . . . . . . . . .     974     1,266
						                                                 	   -------   -------
      Total current assets . . . . . . . . . . . . . . . .  21,324    35,823

Property and equipment, net  . . . . . . . . . . . . . . .   4,377     4,480
Deferred tax assets  . . . . . . . . . . . . . . . . . . .     728       703
Intangible assets, net . . . . . . . . . . . . . . . . . .   1,267     2,836
Note receivable from business transferred  . . . . . . . .     665         -
Net assets of business transferred under contractual
  arrangement  . . . . . . . . . . . . . . . . . . . . . .       -       629
Other assets . . . . . . . . . . . . . . . . . . . . . . .   2,889     2,777
	                                                 						   -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . . $31,250   $47,248
                                                 							   =======   =======
Liabilities and Stockholders' Investment
Current liabilities:
  Current portion of long-term debt  . . . . . . . . . . . $     -   $ 1,333
  Accounts payable . . . . . . . . . . . . . . . . . . . .   8,193    15,930
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   5,977     5,935
  Dividends payable  . . . . . . . . . . . . . . . . . . .      76        77
  Net liabilities of business transferred under
    contractual arrangement  . . . . . . . . . . . . . . .       -     6,747
                                                 							   -------   -------
      Total current liabilities  . . . . . . . . . . . . .  14,246    30,022

Long-term debt . . . . . . . . . . . . . . . . . . . . . .       -     1,503
Deferred compensation  . . . . . . . . . . . . . . . . . .   1,859     1,871
	                                                 						   -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .  16,105    33,396
                                                 							   -------   -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,194,289 in 1999 and
    2,186,905 in 1998  . . . . . . . . . . . . . . . . . .     110       109
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .   3,894     3,832
  Retained earnings  . . . . . . . . . . . . . . . . . . .  11,933    10,703
  Treasury stock, at cost (72,000 shares)  . . . . . . . .    (792)     (792)
	                                                 						   -------   -------
      Total stockholders' investment . . . . . . . . . . .  15,145    13,852
                                                 							   -------   -------
      Total liabilities and stockholders' investment . . . $31,250   $47,248
							                                                    =======   =======

	                      	      See accompanying notes


Consolidated Statements of Operations        For the years ended December 31,
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                         						  1999       1998       1997
                                         						  ----       ----       ----
Revenues, principally from contracts . . . . $ 157,399  $ 177,095  $ 152,550

Costs and expenses of contracts  . . . . . .   152,684    171,510    148,020
	                                   				     ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     4,715      5,585      4,530

Selling, general and administrative expenses       684        592        159

Loss on CMstat operations  . . . . . . . . .       401      2,262      6,324

Loss on disposition of CMstat  . . . . . . .     1,098          -          -

Interest expense . . . . . . . . . . . . . .       132         45        130
	                                   				     ---------  ---------  ---------
Income (loss) before income taxes  . . . . .     2,400      2,686     (2,083)

Provision (benefit) for income taxes . . . .       866      1,091       (636)
	                                   				     ---------  ---------  ---------
Net income (loss)  . . . . . . . . . . . . . $   1,534  $   1,595  $  (1,447)
                                   					     =========  =========  =========

Basic earnings per share:

Net income (loss)  . . . . . . . . . . . . . $    0.73  $    0.75  $   (0.68)
                                   					     =========  =========  =========

Basic weighted average shares outstanding    2,115,569  2,126,151  2,123,544
                                   					     =========  =========  =========

Diluted earnings per share:

Net income (loss)  . . . . . . . . . . . . . $    0.73  $    0.75  $   (0.68)
                                   					     =========  =========  =========

Diluted weighted average shares outstanding  2,115,569  2,126,151  2,123,544
                                   					     =========  =========  =========

                     			      See accompanying notes


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------------------------
(in thousands)
						                                                                   				      Unrealized
										                                                                           Loss on
		                    Common Stock    Paid-In  Retained     Treasury     ESOP     Available-for-
		                    Shares  Amount  Surplus  Earnings      Stock    Obligation  Sale Securities
              		      ------  ------  -------  --------      -----    ----------  ---------------
Balance at
  December 31, 1996     3,908  $ 195  $ 8,241  $ 22,840   $ (16,285)   $ (350)       $ (46)

Net loss for
  the year                 --     --       --    (1,447)         --        --           --
Purchase of Treasury
  Stock                    --     --       --        --         (70)       --           --
ESOP Obligation            --     --       --        --          --      (330)          --
Realized loss on
  marketable
  securities               --     --       --        --          --        --           46
Retirement of
  Treasury Stock       (2,176)  (109)  (4,588)  (11,658)     16,355        --           --
Stock split
  effected in the
  form of a 5-for-4
  stock dividend          433     22      (22)       --          --        --           --
Dividends
  declared ($.144)         --     --       --      (313)         --        --           --
              		       ------  -----  -------  --------   ---------    ------        -----
Balance at
  December 31, 1997     2,165    108    3,631     9,422          --      (680)          --

Net income for
  the year                 --     --       --     1,595          --        --           --
ESOP Obligation            --     --       --        --          --      (112)          --
Purchase of Treasury
  Stock                    --     --       --        --        (792)      792           --
Issuance of stock          22      1      201        --          --        --           --
Dividends
  declared ($.144)         --     --       --      (314)         --        --           --
              		       ------  -----  -------  --------   ---------    ------        -----
Balance at
  December 31, 1998     2,187    109    3,832    10,703        (792)       --           --

Net income for
  the year                 --     --       --     1,534          --        --           --
Issuance of stock           7      1       62        --          --        --           --
Dividends
  declared ($.144)         --     --       --      (304)         --        --           --
              		       ------  -----  -------  --------   ---------    ------        -----
Balance at
  December 31, 1999     2,194  $ 110  $ 3,894  $ 11,933   $    (792)   $   --        $  --
              		       ======  =====  =======  ========   =========    ======        =====

                     			     See accompanying notes


Consolidated Statements of Cash Flows                         For the years ended December 31,
----------------------------------------------------------------------------------------------
(in thousands)
                                                        								       1999     1998     1997
                                                        								       ----     ----     ----
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .    $ 1,534  $ 1,595  $(1,447)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . .      1,947    1,603    1,622
      Loss on disposition of CMstat . . . . . . . . . . . . . . .      1,098        -        -
      (Gain) loss on sale of property and equipment . . . . . . .       (124)       5       47
      Deferred compensation plan expense  . . . . . . . . . . . .         29      140        6
      Net (payments of) proceeds from deferred compensation . . .        (45)     188      242
      Change in Deferred taxes  . . . . . . . . . . . . . . . . .       (549)     317     (733)
  Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . .     14,652   (3,817)   4,983
       Other current assets and noncurrent assets . . . . . . . .      1,569     (509)      80
    Increase (decrease) in:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . .     (7,733)   1,999   (5,819)
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .         42        9      522
      Net Liabilities of business transferred under
       	contractual arrangements  . . . . . . . . . . . . . . . .     (8,205)   1,421    3,968
                                                        								     -------  -------  -------
       	  Net cash provided by operating activities                    4,215    2,951    3,471
							                                                        	     -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of proceeds from dispositions) . . . . . . . . . . . . .     (1,199)  (1,530)  (1,818)
  Proceeds from note receivable from business transferred . . . .         74        -        -
                                                        								     -------  -------  -------
       	  Net cash used in investing activities                       (1,125)  (1,530)  (1,818)
							                                                        	     -------  -------  -------
Cash flows from financing activities:
   Net payments of bank loan  . . . . . . . . . . . . . . . . . .     (1,503)  (1,941)  (1,940)
   Current portion of long-term debt  . . . . . . . . . . . . . .     (1,333)     778      555
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . .       (304)    (314)    (313)
   Repayment from (advance to)ESOP  . . . . . . . . . . . . . . .          -      680     (330)
   Purchase of Treasury stock   . . . . . . . . . . . . . . . . .          -     (792)     (70)
   Realized loss on marketable securities . . . . . . . . . . . .          -        -       46
   Issuance of common stock   . . . . . . . . . . . . . . . . . .         63      202        -
                                                        								     -------  -------  -------
       	  Net cash used in financing activities                       (3,077)  (1,387)  (2,052)
							                                                        	     -------  -------  -------

Net increase (decrease) in cash and cash equivalents  . . . . . .         13       34     (399)
  Cash and cash equivalents at beginning of year  . . . . . . . .         49       15      414
                                                        								     -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .    $    62  $    49  $    15
								                                                             =======  =======  =======

Supplemental disclosures of cash flow information for the three years ended December 31, are presented below (in thousands):
							                                                        	       1999     1998     1997
                                                        								       ----     ----     ----
Cash paid during the year for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   321  $   537  $   568
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,261  $   903  $   319

Noncash investing and financing activities:
  Note receivable from business transferred  . . . . . . . . . .     $   800  $     -  $     -


                     			      See accompanying notes

                     			VSE CORPORATION AND SUBSIDIARIES
              		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include two segments: the engineering, logistics, management, and technical services ("ELMTS") segment and the software products and services ("SPS") segment. ELMTS business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries, and operations of the company's divisions. Wholly owned subsidiaries in this segment include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR", formerly VSE Services Corporation), and VSE Services International, Inc. ("VSI"). Unincorporated divisions in this segment include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet
Maintenance"), Ordnance Division ("Ordnance"), VSE IT Services Division
("IT Services"), and Value Systems Services Division ("VSS"). This segment is engaged principally in providing engineering, testing, management and information technology services to the U.S. Government (the
"government") and other government prime contractors. The SPS segment business operations consist of the operations of wholly owned subsidiary CMstat, sold in May 1999 (see note 10), which was engaged principally in software development and sales of software products and services primarily to government prime contractors.

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


Stockholders' Investment and Earnings Per Share

At December 31, 1999, options to purchase 149,023 shares, 38,063 shares, 36,563 shares and 55,438 shares of common stock at $10.91, $13.04, $9.42 and $10.93 per share, respectively, were outstanding. There was no dilutive impact on reported earnings per share for 1999, 1998 and 1997.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a component of stockholders' investment. Realized gains and losses are included in other income. Available-for-sale debt securities as of December 31, 1999 and December 31, 1998 consisted of overnight money market accounts of $1.7 million and $3.3 million, respectively, secured by Government agency securities. The estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant.


Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject the company to concentration of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The company believes that concentrations of credit risk with respect to trade accounts receivable are limited as they are primarily Government receivables. The company believes that the fair market value of all financial instruments approximates book value.


Contract Revenues

Substantially all of the company's revenues result from contract services performed for the Government or for contractors engaged in work for the Government under a variety of contracts. Revenues on cost-type contracts are recorded on the basis of recoverable costs incurred and fees earned.

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

A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The company's indirect cost rates have been audited and approved for 1997 and prior years, with the exception of VSS which has been audited and approved through 1996. In the opinion of management, the audits of the indirect cost rates for 1999, 1998 and the VSS 1997 audit will not result in material adjustments, if any, to the company's results of operations or financial position.

Property and Equipment

Property and equipment (valued at cost) consisted of the following (in thousands):
                                                 							   1999        1998
                                                 							   ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 7,916     $ 7,215
    Furniture, fixtures, equipment and other . . . . . .   4,736       4,688
    Leasehold improvements . . . . . . . . . . . . . . .   1,608       1,395
    Buildings  . . . . . . . . . . . . . . . . . . . . .     302         381
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                 							 -------     -------
                                                 							  14,947      14,064
    Less accumulated depreciation  . . . . . . . . . . . (10,570)     (9,584)
                                                 							 -------      ------
                                                 							 $ 4,377     $ 4,480
                                                 							 =======     =======

Depreciation and amortization expense for property and equipment was approximately $1.8 million for 1999, $1.3 million for 1998 and $1.2 million for 1997. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of four to six years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of all other property and equipment is provided principally by the double-declining method over periods of three to twenty years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years.


Note Receivable

As discussed in footnote 10, as part of the sale of CMstat, VSE received a seven year, $800,000 promissory note with an effective interest rate of 8%. As of December 31, 1999 this note had a balance of $756,630. Approximately $92 thousand of this balance has been appropriately classified as short term and included as a component of accounts receivable.


Deferred Compensation Plans

Deferred compensation plan expense for the years ended December 31, 1999, 1998 and 1997 was approximately $29 thousand, $140 thousand and $6 thousand, respectively.

Included in other assets are assets of the deferred compensation plans which
include  equity  securities recorded  at fair value.   The fair value of
these securities was approximately $1.8 million as of December 31, 1999 and 1998. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

Impairment Review

The company performs a periodic review of certain assets to determine if impairment has occurred. If impaired, the company writes down the asset to its fair market value.


(2)  Goodwill

As part of the August 29, 1995 acquisition of Energetics, the company recorded approximately $1.7 million of goodwill in connection with this acquisition, including approximately $200 thousand of additional goodwill due to contingency requirements established in the purchase agreement. Goodwill is being amortized by the straight-line method over fifteen years, and approximately $1.3 million of unamortized goodwill remains on the books as of December 31, 1999.


(3)  Accounts Receivable

The components of accounts receivable as of December 31, 1999 and 1998, were as follows (in thousands):
                                                 							   1999        1998
                                                 							   ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $ 7,967     $10,402
  Unbilled:
    Retainages  . . . . . . . . . . . . . . . . .             71         100
    Other (principally December work billed in
     January) . . . . . . . . . . . . . . . . . .         11,400      16,407
  Receivable from CMstat  . . . . . . . . . . . .              -       7,281
  Less-Allowance for doubtful accounts  . . . . .            (77)        (85)
                                                 							 -------     -------
    Total accounts receivable                            $19,361     $34,105
                                                 							 =======     =======

The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of approximately $422 thousand as of December 31, 1999 and approximately $333 thousand as of December 31, 1998. "Unbilled: Other" also includes certain costs which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled: Other" were approximately $287 thousand and $485 thousand as of December 31, 1999, and 1998, respectively.

Contracts with the Government, primarily with the U.S. Department of Defense, accounted for more than 95% of revenues in all years presented. These
contracts were primarily for engineering services.   A contract awarded in
1995 with the U.S. Navy accounted for approximately 50% and 52% of such revenues in 1999 and 1998, respectively.

The company generally expects to collect all accounts receivable other than retainages within one year.

(4)  Debt

Long-term debt as of December 31, 1998 was as follows (in thousands):

                                                 							  1998
                                                 							  ----
  Bank loan borrowings and commitments . . . . . . .    $ 2,836
  Less portion due within one year . . . . . . . . .     (1,333)
                                                 							-------
                                                 							$ 1,503
                                                 							=======

VSE has a loan agreement with a syndicate of banks that includes a revolving loan and a term loan and contains certain financial covenants. Under the revolving loan portion of the agreement, VSE can borrow up to $30 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or an optional LIBOR-based rate. Commitment fees are charged on the unused portion of the revolving loan commitment. The termination date of the revolving loan is May 31, 2001. The original principal amount of the term loan was $4 million and the term of the loan was four years. During September 1999, VSE repaid the principal amount in full, and the term loan portion of the loan agreement no longer exists. Repayment of the term loan did not cause any changes in the terms related to the revolving loan portion of the agreement. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and cash flow coverage ratio requirements, a limit on annual dividends, and limits on investments and loans to certain affiliates.

Due to losses incurred by VSE's CMstat subsidiary, the company was not in compliance with certain original loan covenants during 1999 and 1998. The company's banks amended the loan agreement in these years to restate certain terms and conditions of the loan, including the covenants with which the company was not compliant. The company was in compliance during 1999 and 1998 with all covenants of the loan agreement as amended.


(5)  Accrued Expenses

The components of accrued expenses as of December 31, 1999 and 1998, were as follows (in thousands):
                                                 							   1999         1998
                                                 							   ----         ----
     Accrued salaries  . . . . . . . . . . . . . . . .    $1,766       $1,791
     Accrued vacation  . . . . . . . . . . . . . . . .     1,619        1,659
     Estimated future losses on fixed-price and
       time and material contracts . . . . . . . . . .       583          350
     Other accrued expenses  . . . . . . . . . . . . .     2,009        2,135
                                                 							  ------       ------
       Total accrued expenses                             $5,977       $5,935
	                                                 						  ======       ======

(6)  ESOP/401(k) Plan and Profit Sharing Plan

VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, VSE and certain of its operating entities made contributions into a trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year.

Contributions at the rate of up to 2% of eligible employee compensation were permitted at the discretion of the VSE board of directors and were allocated, subject to a vesting schedule, on a pro rata basis on eligible employee compensation. The 401(k) segment of the plan allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. As of April 1, 1999, the ESOP portion was discontinued and replaced by a plan provision whereby employer 401(k) contributions are made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. The employer contribution is equal to 50% of the employee deferral on the first 5% of the employee pay deferred. The company expense associated with this plan for 1999, 1998, and 1997 was approximately $333 thousand, $359 thousand, and $236 thousand, respectively.

The ESOP/401(k) plan held 582,761 shares and 688,522 shares of VSE stock as of December 31, 1999 and 1998, respectively, which receive dividend payments and are included in the weighted average shares for earnings per share calculations.

During 1998 and 1997, the company advanced the ESOP trust $112 thousand and $330 thousand, respectively, in connection with distributions made to terminated participants. The advances were payable to the company when the funds became available. The unallocated shares of the company's common stock related to these transactions are not included in the weighted average shares for earnings per share calculations. On December 31, 1998 the ESOP trust sold shares to the company and repaid the advances. These shares were accounted for as treasury stock.

Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 1999, 1998, and 1997 was approximately $312 thousand, $443 thousand, and $420 thousand, respectively.


(7)  Stock Option Plans

1996 and 1998 Stock Option Plans

The company accounts for the VSE Corporation 1996 Stock Option Plan (the
"1996 Plan") and the 1998 Stock Option Plan (the "1998 Plan") pursuant to
APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation  cost has been recognized because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.  Had compensation costs for the 1996 Plan and 1998 Plan been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation,"
the company's net income and earnings per share would have been as follows
(in thousands, except per share amounts):
                                   					 1999     1998      1997
                                   					 ----     ----      ----
Net income (loss):     As reported     $ 1,534   $1,595   $(1,447)
                            				       =======   ======   =======
              		       Pro forma       $ 1,463   $1,542   $(1,569)
                            				       =======   ======   =======

Earnings per share:    As reported     $  0.73   $ 0.75   $ (0.68)
                            				       =======   ======   =======
                       Pro forma       $  0.69   $ 0.73   $ (0.74)
                            				       =======   ======   =======

Under the 1996 Plan, the company may grant options for and sell up to an aggregate of 273,698 shares of the common stock of the company. Through December 31, 1999 the company has granted options for 267,725 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors. The 1996 Plan will terminate on the earliest of February 5, 2006, or the date on which all options under the 1996 plan have been exercised or terminated.

Under the 1998 Plan, the company may grant options for and sell up to an aggregate of 343,750 shares of common stock. Of the shares available for grant, 15,625 shares may be granted to non-employee directors of VSE, and 328,125 shares may be granted to executive officers and key employees. Through December 31, 1999 the company has granted options for 69,750 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options under the 1998 Plan have been exercised or terminated.

Information with respect to stock options is as follows:
                            				  Weighted         Weighted          Weighted
                            				  Average          Average           Average
                            				  Exercise         Exercise          Exercise
                     			    1999   Price     1998   Price     1997    Price
                     			    ----  --------   ----  --------   ----   --------
Number of shares under
 stock options:
 Outstanding at beginning
  of year                  234,273  $10.95  205,283  $11.38  160,707  $10.91
 Granted                    69,750   10.93   47,000    9.42   56,500   13.04
 Exercised                    (313)   9.42        0    0.00        0    0.00
 Forfeited                 (24,625)  10.32  (18,010)  11.80  (11,924)  12.83
                     			   -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  279,085  $11.01  234,273  $10.95  205,283  $11.38
                     			   =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year                  213,585  $11.02  142,642  $11.07   91,203  $11.18
                     			   =======  ======  =======  ======  =======  ======
Weighted average remaining
  contractual life         6 years          7 years          8 years

Weighted average fair
 value of options granted    $2.36            $2.14            $3.05
                     			     =====            =====            =====


The fair value of the options is estimated on the date of grant using the
Black-Scholes option pricing model.  The following assumptions were used in the pricing calculation for 1999, 1998 and 1997:
                                   					  1999       1998       1997
                                   					  ----       ----       ----
Risk free interest rate                   4.57%      5.47%      6.03%
Dividend yield                            2.00%      2.00%      2.00%
Expected life                            3 years    3 years    3 years
Expected volatility                      29.00%     29.00%     29.00%


(8)  Income Taxes

The company files consolidated federal income tax returns with all of its subsidiaries.  The components of the provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):
                                          						   1999      1998      1997
                                          						   ----      ----      ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $1,145   $   574    $  460
     State . . . . . . . . . . . . . . . . . . .     270       197       231
                                          						  ------   -------    ------
                                          						   1,415       771       691
  Deferred
     Federal . . . . . . . . . . . . . . . . . .    (432)      249    (1,103)
     State   . . . . . . . . . . . . . . . . . .    (117)       71      (224)
                                          						  ------   -------    ------
                                          						    (549)      320    (1,327)
                                          						  ------   -------    ------
  Provision (benefit) for income taxes            $  866   $ 1,091    $ (636)
                                          						  ======   =======    ======

The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 1999, 1998 and 1997 are as follows (in thousands):
						                                             1999      1998      1997
                                          						   ----      ----      ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $  816   $   913    $ (708)
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .      98       179        39
     Permanent differences for tax . . . . . . .     (68)       38        33
     Other, net  . . . . . . . . . . . . . . . .      20       (39)        -
                                          						  ------   -------    ------
     Provision (benefit) for income taxes         $  866   $ 1,091    $ (636)
                                          						  ======   =======    ======

The company's deferred tax assets (liabilities) as of December 31, 1999 and
1998, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
						                                                 	1999           1998
                                                 							----           ----
   Current deferred tax assets   . . . . . . . . . .  $ 1,334        $ 1,234
   Current deferred tax liabilities  . . . . . . . .     (407)          (831)
                                          						      -------        -------
     Net current deferred tax assets . . . . . . . .      927            403
                                          						      -------        -------
   Noncurrent deferred tax assets  . . . . . . . . .    1,031          1,010
   Noncurrent deferred tax liabilities . . . . . . .     (253)          (257)
   Valuation allowance . . . . . . . . . . . . . . .      (50)           (50)
                                          						      -------        -------
     Net noncurrent deferred tax assets  . . . . . .      728            703
                                          						      -------        -------
   Net deferred tax assets . . . . . . . . . . . . .  $ 1,655        $ 1,106
                                          						      =======        =======

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company has established such a valuation allowance for the deferred tax asset associated with certain real property because of the uncertainty that the deferred tax asset will be fully realized.

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows (in thousands):
                                                 							1999           1998
                                                 							----           ----
   Deferred compensation . . . . . . . . . . . . . .  $ 1,377        $ 1,400
   Accrued expenses  . . . . . . . . . . . . . . . .      263            267
   Accelerated depreciation  . . . . . . . . . . . .        6            (28)
   Other . . . . . . . . . . . . . . . . . . . . . .      229            182
   Allowance for contract and other disallowances  .      163            129
   Bad debt expense  . . . . . . . . . . . . . . . .       32             35
   Retainages not taxed until billed.  . . . . . . .      (68)          (389)
   Deferred revenues . . . . . . . . . . . . . . . .     (338)          (440)
   Intangible assets . . . . . . . . . . . . . . . .       41              -
					                                          	      -------        -------
                                                 							1,705          1,156
   Valuation allowance . . . . . . . . . . . . . . .      (50)           (50)
                                          						      -------        -------
   Net deferred tax assets                            $ 1,655        $ 1,106
                                          						      =======        =======

(9)  Commitments and Contingencies

Leases

The principal facilities of the company and its subsidiaries are generally rented under noncancelable operating leases for periods of one to ten years. The company and its subsidiaries also lease furniture and equipment generally under noncancelable operating leases for periods of one to five years. Rent expense for 1999, 1998 and 1997 was approximately $1.9 million, $2.1 million, and $2.7 million, respectively, which was net of sublease income of approximately $686 thousand, $464 thousand and $318 thousand, respectively. The future minimum annual rental required under leases having remaining noncancelable lease terms in excess of one year, net of noncancelable sublease income, will approximate $1.1 million in 2000, 2001 and 2002, and $716 thousand in 2003 and $519 thousand in 2004 and $1.8 million thereafter.

Litigation

The company and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. The company is not aware of any present claims which would have a material adverse effect on the company's results of operations or financial position.


(10) Segment Information

Prior to May 21, 1999, VSE had two reportable segments: the engineering, logistics, management, and technical services segment ("ELMTS"), which provides diversified engineering, technical and management services principally to agencies of the United States Government and to other government prime contractors; and the software products and services segment ("SPS"), which provided application software and services related to the installation of the software to primarily commercial customers. As discussed below, the SPS segment was sold on May 21, 1999.

The accounting policies are the same as those described in the summary of significant accounting policies for each segment. VSE's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The software products and services segment was acquired as a unit, and the management had been maintained separately since the acquisition.


The following table presents revenues and other financial information by business segment for the years 1999, 1998, and 1997, in thousands:
                                          					     Effect of
1999                ELMTS      SPS     Subtotal   Disposition(A) Consolidated
-----------------------------------------------------------------------------
Revenues          $157,399   $  902    $158,301     $(902)       $157,399
Interest expense       132      128         260      (128)            132
Depreciation and
  amortization       1,947      105       2,052      (105)          1,947
Loss on disposition
  of CMstat              -   (1,098)     (1,098)        -          (1,098)
Operating income
  (loss)             3,878   (1,478)      2,400         -           2,400
Expenditures for
  capital assets     1,847       25       1,872        25           1,897
Assets              31,250        -      31,250         -          31,250

                       				       36


                                          						     Effect of
1998                ELMTS      SPS     Subtotal   Disposition(A) Consolidated
-----------------------------------------------------------------------------
Revenues          $177,095   $3,138    $180,233     $(3,138)     $177,095
Interest expense        45      496         541        (496)           45
Depreciation and
  amortization       1,603      251       1,854        (251)        1,603
Operating income
  (loss)             4,829   (2,143)      2,686           -         2,686
Expenditures for
  capital assets     1,538       55       1,593         (55)        1,538
Assets              38,515    2,223      40,738       6,510        47,248

                                           					     Effect of
1997                ELMTS      SPS     Subtotal   Disposition(A) Consolidated
-----------------------------------------------------------------------------
Revenues          $152,550   $3,313    $155,863     $(3,313)     $152,550
Interest expense       130      376         506        (376)          130
Depreciation
  and amortization   1,622    2,465       4,087      (2,465)        1,622
Operating income
  (loss)             3,849   (5,932)     (2,083)          -        (2,083)
Expenditures for
  capital assets     1,826      974       2,800        (974)        1,826
Assets              35,551    2,498      38,049       5,364        43,413

(A)  See below regarding the divestiture of the SPS segment.

Divestiture

On May 21, 1999, the company sold all of its interests in the SPS segment. This entailed selling its CMstat subsidiary for an $800 thousand promissory note. The sale is a divestiture for legal and tax purposes. For accounting purposes, the sale is not afforded discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation"("SAB No. 30") since the sale did not transfer the risks of ownership because the sales price is primarily dependent on the buyer's ability to repay the promissory note.

As prescribed by SAB No. 30, the revenues, costs and expenses, assets and liabilities and cash flows for the SPS segment have been excluded from the respective captions in the Consolidated Statements of Operations, Balance Sheets, Cash Flows and related footnotes.

As such, the results of operations for the SPS segment are reflected as a single line item "Loss on CMstat operations" in the Consolidated Statements of Operations for each year presented. Additionally, a $1,098 thousand loss from the disposal of CMstat was recognized for the year ended December 31, 1999. The assets and liabilities are presented in the Consolidated Balance Sheets as "Net assets of business transferred under contractual arrangement" and "Net liabilities of business transferred under contractual arrangement", respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       	There have been no changes in the company's independent public accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

	                            			    PART III


ITEM 10.   Directors and Executive Officers of the Registrant

       	Information with respect to Directors of the company is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be filed not later than 120 days after December
31, 1999, with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement"). Certain information relating to Executive Officers of the company appears on page 10 of this Form 10-K Annual Report.


ITEM 11.   Executive Compensation

       	Information with respect to this item is incorporated by reference from the Proxy Statement.


ITEM 12.   Security Ownership of Certain Beneficial Owners and
       	   Management

       	Information with respect to this item is incorporated by reference from the Proxy Statement.


ITEM 13.   Certain Relationships and Related Transactions

       	Information with respect to this item is incorporated by reference from the Proxy Statement.

                            				    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      	    (a)     Exhibits

             		    See "Exhibit Index" hereinafter contained and
		                 incorporated by reference.

      	    (b)     Supplemental Financial Statement Schedule

             		    Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements, financial notes, or supplementary financial information.


      	    (c)     Reports on Form 8-K

             		    None.

                            				   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            				 VSE CORPORATION

Date:  March 15, 2000                 By:  /s/  C. S. Weber
	                                   				   ------------------------
                                   					   C. S. Weber, Senior Vice
                                   					   President and Chief Financial
                                   					   Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

(a) Principal Executive Officers:

    /s/ D. M. Ervine
    ---------------------------------------------------------------
    D. M. Ervine, Chairman of the Board and Chief Executive Officer

    /s/ J. M. Knowlton
    ---------------------------------------------------------------
    J. M. Knowlton, President and Chief Operating Officer

(b) Principal Financial Officer:    (c)     Principal Accounting Officer:

    /s/ C. S. Weber                         /s/ T. R. Loftus
    -----------------------------           ----------------------------
    C. S. Weber, Senior Vice                T. R. Loftus, Vice President
    President and Chief Financial           and Comptroller
    Officer

(b) Directors:

    /s/ D. M. Ervine                        /s/ D. M. Osnos
    -----------------------------           ----------------------------
    D. M. Ervine                            D. M. Osnos

    /s/ R. J. Kelly                         /s/ J. D. Ross
    -----------------------------           ----------------------------
    R. J. Kelly                             J. D. Ross

    /s/ C. S. Koonce                        /s/ B. K. Wachtel
    -----------------------------           ----------------------------
    C. S. Koonce                            B. K. Wachtel

    /s/ J. M. Knowlton
    -----------------------------
    J. M. Knowlton

                            				  EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     2       Plan of acquisition, reorganization, arrangement,
       	     liquidation or succession
       	       Exchange Agreement dated as of March 25, 1992,
       	       amended as of September 1, 1992, by and between VSE
       	       Corporation and JBT Holding Corp., et al. (Exhibit A
       	       to Exhibit 1, Proxy Statement, filed on
       	       Form 8-K on November 2, 1992)                             *
     3       Articles of incorporation and by-laws
       	       Restated Certificate of Incorporation of VSE
              		 Corporation dated as of February 6, 1996                *
       	       By-Laws of VSE Corporation as amended through
              		 July 14, 1998 (Exhibit V to Form 10-K dated
              		 March 18, 1999)                                         *
     4       Instruments defining the rights of security holders,
       	     including indentures
       	       Specimen Stock Certificate as of May 19, 1983
       	       (Exhibit 4 to Registration Statement No. 2-83255
       	       dated April 22, 1983 on Form S-2)                         *
     9       Voting trust agreement                             Not Applicable
    10       Material contracts
       	     Employment Agreement entered into as of October 21,
       	       1998, by and between VSE Corporation and
       	       Donald M. Ervine (Exhibit VI to Form 10-K dated
       	       March 18, 1999)                                           *
       	     Employment Agreement entered into as of January 15,
       	       1999, by and between VSE Corporation and
       	       Energetics, Incorporated and Robert J. Kelly
       	       (Exhibit VII to Form 10-K dated March 18, 1999)           *
       	     Employment Agreement entered into as of June 3,
       	       1999, by and between VSE Corporation and
       	       James M. Knowlton                                    Exhibit V
       	     VSE Corporation Deferred Supplemental Compensation
       	       Plan effective January 1, 1994 (Exhibit III to
       	       Form 10-K dated March 23, 1995)                           *
       	     Stock Purchase Agreement dated August 29, 1995 by
       	       and between VSE Corporation and the shareholders
       	       of Energetics Incorporated (Exhibit 2 to Form 8-K
       	       dated September 13, 1995 and Amendment 1 on Form
       	       8-K/A dated November 9, 1995)                             *
       	     VSE Corporation 1996 Stock Option Plan (Appendix A to
       	       Registrant's definitive proxy statement dated
       	       April 3, 1996)
       		VSE Corporation 1998 Stock Option Plan (Appendix A to
       	       Registrant's definitive proxy statement for the Annual
       	       Meeting of Stockholders held on May 6, 1998)
       		VSE Corporation 1998 Non-employee Directors Stock Plan
       	      (Appendix B to Registrant's definitive proxy statement for the Annual Meeting of Stockholders held on May 6, 1998)

                            				  EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
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