Form 10-Q
period 2000-03-31
VSE CORP
filed 2000-05-03
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2000        Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of May 3, 2000: 2,122,289.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                        March 31,  December 31,
                                                          2000        1999
                                                          ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $  1,952    $     62
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     18,645      19,361
  Deferred tax assets  . . . . . . . . . . . . . . .        847         927
  Other current assets . . . . . . . . . . . . . . .      1,338         974
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     22,782      21,324

Property and equipment, net  . . . . . . . . . . . .      4,068       4,377
Deferred tax assets  . . . . . . . . . . . . . . . .        775         728
Intangible assets, net . . . . . . . . . . . . . . .      1,242       1,267
Note receivable from business transferred  . . . . .        640         665
Other assets . . . . . . . . . . . . . . . . . . . .      2,957       2,889
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 32,464    $ 31,250
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $  7,878    $  8,193
  Accrued expenses   . . . . . . . . . . . . . . . .      5,617       5,977
  Dividends payable  . . . . . . . . . . . . . . . .         85          76
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     13,580      14,246

Long-term debt . . . . . . . . . . . . . . . . . . .      1,278           -
Deferred compensation  . . . . . . . . . . . . . . .      1,928       1,859
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     16,786      16,105
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,194,289 shares in 2000
    and 1999 . . . . . . . . . . . . . . . . . . . .        110         110
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,894       3,894
  Retained earnings  . . . . . . . . . . . . . . . .     12,466      11,933
  Treasury stock, at cost (72,000 shares in 2000
    and 1999)  . . . . . . . . . . . . . . . . . . .       (792)       (792)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     15,678      15,145
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 32,464    $ 31,250
                                                       ========    ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income           For the three months ended March 31,
--------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                         2000          1999
                                                         ----          ----
Revenues, principally from contracts . . . . . . . .   $  31,178   $  40,189

Costs and expenses of contracts  . . . . . . . . . .      29,940      39,393
                                                       ---------   ---------
Gross profit . . . . . . . . . . . . . . . . . . . .       1,238         796

Selling, general and administrative expenses . . . .         163         159

Loss on CMstat operations  . . . . . . . . . . . . .           -         315

Interest expense (income), net . . . . . . . . . . .          54         (40)
                                                       ---------   ---------
Income before income taxes . . . . . . . . . . . . .       1,021         362

Provision for income taxes . . . . . . . . . . . . .         403         156
                                                       ---------   ---------
Net income . . . . . . . . . . . . . . . . . . . . .   $     618   $     206
                                                       =========   =========

Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.29   $    0.10
                                                       =========   =========
Basic weighted average shares outstanding              2,122,289   2,114,905
                                                       =========   =========

Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.29   $    0.10
                                                       =========   =========
Diluted weighted average shares outstanding            2,122,289   2,114,905
                                                       =========   =========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------
(in thousands)


                                 Common Stock     Paid-In   Retained   Treasury
                                Shares   Amount   Surplus   Earnings    Stock
                                ------   ------   -------   --------   -------
Balance at
  December 31, 1998 . . . .      2,187   $  109   $ 3,832   $ 10,703   $  (792)

Net income
  for the year  . . . . . .         --       --        --      1,534        --

Issuance of stock . . . . .          7        1        62         --        --
Dividends declared
  ($.144) . . . . . . . . .         --       --        --       (304)       --
                                 -----   ------   -------   --------   -------
Balance at
  December 31, 1999 . . . .      2,194      110     3,894     11,933      (792)

Net income
  for the period  . . . . .         --       --        --        618        --

Dividends declared
  ($.04)  . . . . . . . . .         --       --        --        (85)       --
                                 -----   ------   -------   --------   -------
Balance at
  March 31, 2000  . . . . .      2,194   $  110   $ 3,894   $ 12,466   $  (792)
                                 =====   ======   =======   ========   =======

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows    For the three months ended March 31,
-----------------------------------------------------------------------------
(in thousands)
                                                               2000     1999
                                                               ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $   618  $   206
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization   . . . . . . . . . . .      397      420
     (Gain) loss on sale of property and equipment . . . .       (9)       1
     Deferred compensation plan expense  . . . . . . . . .       36       15
     Net payments of deferred compensation . . . . . . . .       (5)    (117)
     Change in Deferred taxes  . . . . . . . . . . . . . .       33       71
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .      716    2,547
     Other current assets and noncurrent assets  . . . . .     (432)    (229)
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .     (277)  (5,728)
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (360)     332
     Net liabilities of business transferred under
       contractual arrangements  . . . . . . . . . . . . .        0      200
                                                            -------  -------
       Net cash provided by (used in)operating activities       717   (2,282)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . .      (54)    (294)
  Proceeds from note receivable from business transferred        25        -
                                                            -------  -------
       Net cash used in investing activities                    (29)    (294)
                                                            -------  -------
Cash flows from financing activities:
  Net proceeds from bank loan  . . . . . . . . . . . . . .    1,278    2,676
  Cash dividends paid  . . . . . . . . . . . . . . . . . .      (76)     (77)
                                                            -------  -------
       Net cash provided by financing activities              1,202    2,599
                                                            -------  -------

Net increase in cash and cash equivalents  . . . . . . . .    1,890       23
  Cash and cash equivalents at beginning of period . . . .       62       49
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 1,952  $    72
                                                            =======  =======

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1999.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of con-tingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

As prescribed by SAB No. 30, the revenues, costs and expenses and cash flows for the SPS segment for the three month period ended March 31, 1999, have been excluded from the respective captions in the Consolidated Statements of Operations, Balance Sheets, Cash Flows and related footnotes.

As such, the results of operations for the SPS segment are reflected as a single line item "Loss on CMstat operations" in the Consolidated Statements of Operations for each year presented. Additionally, a $1,098 thousand loss from the disposal of CMstat was recognized for the year ended December 31, 1999.

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



Debt

VSE has a revolving loan agreement with a syndicate of banks that contains certain financial covenants. Under the agreement, VSE can borrow up to $30 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or an optional LIBOR-based rate. Commitment fees are charged on the unused portion of the revolving loan commitment. The termination date of the revolving loan is May 31, 2001. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and cash flow coverage ratio requirements, a limit on annual dividends, and limits on investments and loans to certain affiliates.

Due to losses incurred by VSE's CMstat subsidiary, the company was not in compliance with certain original loan covenants during 1999. The company's banks amended the loan agreement to restate certain terms and conditions of the loan, including the covenants with which the company was not compliant. The company was in compliance during 2000 and 1999 with all covenants of the loan agreement as amended.


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

On May 21, 1999, the company sold all of its interests in the SPS segment for an $800 thousand promissory note (see "Divestiture" above).

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

The following table presents revenues and other financial information by business segment for the three month periods ended March 31, 2000 and March 31, 1999, in thousands:

                                                  Effect of
March 31, 2000      ELMTS    SPS    Subtotal     Disposition   Consolidated
---------------------------------------------------------------------------
Revenues          $ 31,178  $    -  $ 31,178      $    -           $31,178
Interest expense        54       -        54           -                54
Depreciation and
  amortization         397       -       397           -               397
Operating income     1,021       -     1,021           -             1,021
Expenditures for
  capital assets       187       -       187           -               187
Assets              32,464       -    32,464           -            32,464


                                                  Effect of
March 31, 1999      ELMTS    SPS    Subtotal     Disposition   Consolidated
---------------------------------------------------------------------------
Revenues          $ 40,189  $  728  $ 40,917      $ (728)          $40,189
Interest expense
  (income), net        (40)    128        88        (128)              (40)
Depreciation and
  amortization         420      66       486         (66)              420
Operating income
  (loss)               658    (296)      362           -               362
Expenditures for
  capital assets       358      13       371         (13)              358
Assets              35,598   2,439    38,037       6,651            44,688


VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


VSE and its subsidiaries and divisions have one reportable segment, the engineering, logistics, management and technical services segment ("ELMTS") for the year 2000. The company had two reportable segments, ELMTS and the software products and services segment ("SPS") for the year 1999. The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

The ELMTS business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries and operations of the company's divisions. Wholly owned subsidiaries in this segment include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR"), and VSE Services International Inc. ("VSI"). Unincorporated divisions in this segment include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance"), Ordnance Division ("Ordnance"), VSE IT Services Division ("IT Services"), and Value Systems Services Division ("VSS").

Software products and services in 1999 included sales of developed software products and the services related to the installation and use of the software. This is the primary business of VSE's former subsidiary CMstat Corporation ("CMstat"), sold in May 1999. (See "Divestiture" below).

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three month periods ended March 31, 2000 and 1999 (in thousands):
                                                                     2000
                                                                   Compared
                                                                      to
                                                 2000      1999      1999
                                                 ----      ----      ----
Engineering, Logistics, Management and
  Technical Services Segment:

Revenues . . . . . . . . . . . . . . . . . .   $31,178   $40,189   $(9,011)
                                               =======   =======   =======

Income before income taxes . . . . . . . . .   $ 1,021   $   658   $   363
Provision for income taxes . . . . . . . . .       403       270       133
                                               -------   -------   -------
Net income  . . .  . . . . . . . . . . . . .   $   618   $   388   $   230
                                               =======   =======   =======
Software Products and Services Segment:

Revenues . . . . . . . . . . . . . . . . . .   $     0   $   728   $  (728)
                                               =======   =======   =======

Loss before income taxes . . . . . . . . . .   $     0   $  (296)  $   296
Benefit for income taxes . . . . . . . . . .         0      (114)      114
                                               -------   -------   -------
Net loss . . . . . . . . . . . . . . . . . .   $     0   $  (182)  $   182
                                               =======   =======   =======

RESULTS OF OPERATIONS

The discussion and analysis which follows is intended to assist in understanding and evaluating the results of operations, financial condition,

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


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


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment declined by approximately 22% for the three month period ended March 31, 2000, as compared to the same period of 1999 primarily due to a decrease in the level of services ordered under the BAV contract (see "BAV Contract" below) and to reduced sales by Energetics. The reductions in BAV and Energetics revenues were partially offset by increases in revenues from VSE (the parent company) contracts.

Pretax income for this segment increased by approximately 55% for the three month period ended March 31, 2000, as compared to the same period of 1999. This increase was primarily due to the increased revenues of VSE (the parent company) and a decrease in VSE indirect costs due to cost reductions implemented in 1999. The increase in pretax income was partially offset by decreases in profits of BAV and Energetics associated with their decreased revenues.

The largest customer for the engineering, logistics, management and technical services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's engineering services revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Accordingly, there can be no assurance that future reductions in Defense spending will not have a material adverse impact on the company's results of operations or financial condition.

Substantially all of the company's revenues from this segment depend on the award of new contracts, on current contracts not being terminated for the convenience of the government, on the exercise of option periods, and the satisfaction of incremental funding requirements on current contracts. In 2000 and 1999, the company did not experience any termination of contracts for the convenience of the government or any non-exercise of option periods on current contracts which were material to the company's ongoing results of operations or financial condition.

Several of the company's operating divisions were formed in recent years to bid on and perform contract work that had been traditionally performed by VSE. This has enabled the company to use an operating structure that is better suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work in order to better service the needs of its customers. As the use of operating divisions for new contracts increases, the company expects that the revenue of VSE (the parent company) will be reduced in the future as parent company contracts are replaced by operating division contracts.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Management believes that the use of operating divisions to perform future work and the associated improvements in servicing customers will better position the consolidated entity for future revenue growth.

BAV Contract. The BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. The contract accounted for approximately 36% and 54% of consolidated revenues from operations during the three month periods ended March 31, 2000 and 1999, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctua-tions and anticipates that future quarterly revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

VSS Contract. The VSS Division has a U.S. Navy contract to provide data manage-ment and documentation, logistics support services and configuration management services to the Naval Air Systems command. VSS began work on this contract in 1994 and the last option year was scheduled to end in 1999. The government extended the contract through April 28, 2000. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. The contract accounted for approximately 6% of consolidated revenues and 12% of consolidated pretax income from operations during the three month period ended March 31, 2000.

New Business. The company has been successful in bidding and winning new types of work in the ELMTS segment. VSE IT Services was formed in January 1999 to bid on and perform work issued through the government's GSA schedule. This division has been awarded three purchase agreements since inception and is actively pursuing additional GSA schedule agreements.

VSI was formed in August 1999 to expand VSE's international presence and perform services for foreign governments and commercial customers similar to the services it has traditionally provided in the United States.

SRR is a partner in a joint venture that was awarded a contract associated with a new government program to dismantle and recycle retired U.S. Navy ships. The contract work effort calls for the joint venture to dismantle one U.S. Navy ship and recover costs to the government by selling any salvageable materials and parts. SRR and the joint venture began work on the contract in 2000. The government currently has issued an additional request for a proposal to dismantle and recycle four other ships. SRR and the joint venture have sub-mitted a bid for this effort.


Divestiture

On May 21, 1999, VSE sold its wholly owned subsidiary CMstat. Under the terms of the transaction, VSE sold all of the outstanding capital stock of CMstat to an officer of CMstat in exchange for a promissory note for which principal is

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


payable in installments from September 1, 1999 through May 20, 2006. The trans-action resulted in a pretax loss of approximately $1.1 million. An additional pretax loss from CMstat operations prior to the sale date of approximately $400 thousand was incurred in 1999.

The sale of CMstat is a divestiture for legal and tax purposes. For accounting purposes, the sale is not afforded discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation"("SAB No. 30") since the sale did not transfer the risks of ownership because the sales price is primarily dependent on the buyer's ability to repay the promissory note. Currently, all principal and interest payments due on the note have been made on time.

The company sustained significant losses on CMstat operations during 1999 and prior years. Management believes that the divestiture of CMstat will allow the company to focus on its core business lines and improve profitability in year 2000 and future years. As a result of the sale of CMstat, the company no longer has any active business operations in the software products and services segment.


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $1.9 million during the three month period ended March 31, 2000. Cash from financing activities contributed approximately $1.2 million of the increase and cash from operating activities contributed approximately $717 thousand. Approximately $29 thousand was used in investing activities. Significant financing activities included increased borrowing on the company's bank loan of approximately $1.3 million. Significant investing activities included purchases of property and equipment of approximately $54 thousand.

Cash and cash equivalents increased by approximately $23 thousand during the three month period ended March 31, 1999. Cash from financing activities of approximately $2.6 million was used to finance cash used in operating activities of approximately $2.3 million and cash used in investing activities of approximately $294 thousand. Significant financing activities included increased borrowing on the company's bank loan of approximately $2.7 million. Significant investing activities included purchases of property and equipment of approximately $294 thousand.

The difference between the cash provided by operating activities of approximate-ly $717 thousand in 2000 as compared to cash used in operating activities of approximately $2.3 million in 1999 is primarily due to changes in the levels of accounts receivable and accounts payable associated with fluctuations in BAV contract activity and to the increase in net income in 2000.

The company's principal requirements for cash are to finance the costs of operations pending the collection of accounts receivable, to acquire capital assets for office and computer support, to pay cash dividends, and to finance

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


internal research and development. Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank loan commitment are adequate to meet current operating cash requirements.

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

Quarterly cash dividends at the rate of $.04 per share were declared during the three month period ended March 31, 2000. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


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


Year 2000

The company is not currently aware of any Year 2000 issues that have affected its business. Costs incurred to date for Year 2000 readiness efforts have been minimal and are included as part of the company's ongoing administrative costs and have not been separately identified. There are no unbudgeted expenditures expected to occur in the future.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at March 31, 2000.


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE results to differ materially from those anticipated in the forward looking statements contained in this statement, see discussions contained in VSE's "Letter to Stockholders", "Narrative Description of Business", and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report and Form 10-K for the fiscal year ended December 31, 1999 (Form 10-K) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including subsequent Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the company.

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

                         VSE CORPORATION

                                         /s/ C. S. WEBER
Date:  May 3, 2000                       -----------------------------------
                                         C. S. Weber, Senior Vice President,
                                           and Chief Financial Officer


                                         /s/ T. R. Loftus
Date:  May 3, 2000                       -----------------------------------
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