Form 10-Q
period 2000-06-30
VSE CORP
filed 2000-07-27
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2000        Commission File Number:  0-3676


                                VSE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                           54-0649263
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                   22303-1499
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of July 27, 2000: 2,122,289.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                        June 30,  December 31,
                                                          2000        1999
                                                          ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    719    $     62
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     18,770      19,361
  Deferred tax assets  . . . . . . . . . . . . . . .        763         927
  Other current assets . . . . . . . . . . . . . . .      3,277         974
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     23,529      21,324

Property and equipment, net  . . . . . . . . . . . .      3,789       4,377
Deferred tax assets  . . . . . . . . . . . . . . . .        759         728
Intangible assets, net . . . . . . . . . . . . . . .      1,212       1,267
Note receivable from business transferred  . . . . .        615         665
Other assets . . . . . . . . . . . . . . . . . . . .      2,894       2,889
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 32,798    $ 31,250
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $  6,442    $  8,193
  Accrued expenses   . . . . . . . . . . . . . . . .      5,738       5,977
  Dividends payable  . . . . . . . . . . . . . . . .         85          76
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     12,265      14,246

Long-term debt . . . . . . . . . . . . . . . . . . .      2,695           -
Deferred compensation  . . . . . . . . . . . . . . .      1,843       1,859
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     16,803      16,105
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,194,289 shares in 2000
    and 1999 . . . . . . . . . . . . . . . . . . . .        110         110
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,894       3,894
  Retained earnings  . . . . . . . . . . . . . . . .     12,783      11,933
  Treasury stock, at cost (72,000 shares in 2000
    and 1999)  . . . . . . . . . . . . . . . . . . .       (792)       (792)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     15,995      15,145
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 32,798    $ 31,250
                                                       ========    ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income    For the three and six months ended June 30,
--------------------------------------------------------------------------------
(in thousands, except share amounts)

                                             2000                    1999
                                      ------------------      ------------------
                                      Three       Six         Three       Six
                                      Months      Months      Months      Months
                                      ------      ------      ------      ------
Revenues, principally from
  contracts . . . . . . . . . . .  $  31,406   $  62,584   $  46,050   $  86,239

Costs and expenses of contracts .     30,671      60,611      44,586      83,979
                                   ---------   ---------   ---------   ---------
Gross profit  . . . . . . . . . .        735       1,973       1,464       2,260

Selling, general and administrative
  expenses . . . . .                      19         182         333         492

Loss on CMstat operations . . . .          -          -           86         401

Loss on disposition of CMstat . .          -          -        1,098       1,098

Interest expense  . . . . . . . .         57         111          67          27
                                   ---------   ---------   ---------   ---------
Income (loss) before
  income taxes  . . . . . . . . .        659       1,680        (120)        242

Provision (benefit) for
  income taxes  . . . . . . . . .        257         660        (143)         13
                                   ---------   ---------   ---------   ---------
Net income  . . . . . . . . . . .  $     402   $   1,020   $      23   $     229
                                   =========   =========   =========   =========

Basic earnings per share:

Net income  . . . . . . . . . . .  $     .19   $    0.48   $     .01   $    0.11
                                   =========   =========   =========   =========
Basic weighted average shares
  outstanding                      2,122,289   2,122,289   2,114,905   2,114,905
                                   =========   =========   =========   =========

Diluted earnings per share:

Net income  . . . . . . . . . . .  $     .19   $    0.48   $     .01   $    0.11
                                   =========   =========   =========   =========
Diluted weighted average shares
  outstanding                      2,122,289   2,122,289   2,114,905   2,114,905
                                   =========   =========   =========   =========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------
(in thousands)

                                  Common Stock    Paid-In   Retained   Treasury
                                Shares   Amount   Surplus   Earnings    Stock
                                ------   ------   -------   --------    -----
Balance at
  December 31, 1998 . . . .     2,187    $  109   $ 3,832   $ 10,703   $  (792)

Net income
  for the year  . . . . . .        --        --        --      1,534        --

Issuance of stock . . . . .         7         1        62         --        --

Dividends declared
  ($.144) . . . . . . . . .        --        --        --       (304)       --
                                -----    ------   -------   --------   -------
Balance at
  December 31, 1999 . . . .     2,194       110     3,894     11,933      (792)

Net income
  for the period  . . . . .        --        --        --      1,020        --

Dividends declared
  ($.08)  . . . . . . . . .        --        --        --       (170)       --
                                -----    ------   -------   --------   -------
Balance at
  June 30, 2000 . . . . . .     2,194    $  110   $ 3,894   $ 12,783   $  (792)
                                =====    ======   =======   ========   =======

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows         For the six months ended June 30,
-------------------------------------------------------------------------------
(in thousands)
                                                               2000     1999
                                                               ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 1,020  $   229
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization   . . . . . . . . . . .      802      844
     Gain on sale of property and equipment  . . . . . . .     (114)       -
     Deferred compensation plan expense  . . . . . . . . .       35       23
     Net payments of deferred compensation . . . . . . . .      (89)     (87)
     Change in Deferred taxes  . . . . . . . . . . . . . .      133     (706)
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .      591    8,248
     Other current assets and noncurrent assets  . . . . .   (2,308)   1,157
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .   (1,713)  (3,437)
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (239)     685
     Net liabilities of business transferred under
       contractual arrangements  . . . . . . . . . . . . .        0   (6,765)
                                                            -------  -------
       Net cash (used in) provided by operating activities   (1,882)     191
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . .      (45)    (666)
  Proceeds from note receivable from business transferred        50        -
                                                            -------  -------
       Net cash provided by (used in) investing activities        5     (666)
                                                            -------  -------
Cash flows from financing activities:
  Net proceeds from bank loan  . . . . . . . . . . . . . .    2,695      636
  Cash dividends paid  . . . . . . . . . . . . . . . . . .     (161)    (152)
                                                            -------  -------
       Net cash provided by financing activities              2,534      484
                                                            -------  -------
Net increase in cash and cash equivalents  . . . . . . . .      657        9
                                                            -------  -------

  Cash and cash equivalents at beginning of period . . . .       62       49
  Cash and cash equivalents at end of period . . . . . . .  $   719  $    58
                                                            =======  =======

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1999.


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

As prescribed by SAB No. 30, the revenues, costs and expenses and cash flows for the SPS segment for the three and six month periods ended June 30, 1999, have been excluded from the respective captions in the Consolidated Statements of Operations, Balance Sheets, Cash Flows and related footnotes.

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



Debt

VSE has a revolving bank loan agreement that contains certain financial covenants. Under the agreement, VSE can borrow up to $30 million, subject to a borrowing formula based on billed receivables. Interest is charged at a prime-based rate or an optional LIBOR-based rate. Commitment fees are charged on the unused portion of the revolving loan commitment. The termination date of the revolving loan is May 31, 2002. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and cash flow coverage ratio requirements, a limit on annual dividends, and limits on investments and loans to certain affiliates.

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

The following table presents revenues and other financial information by business segment for the three and six month periods ended June 30, 2000 and June 30, 1999, in thousands:

 Six Months
   Ended                                          Effect of
June 30, 2000       ELMTS    SPS    Subtotal     Disposition      Consolidated
------------------------------------------------------------------------------
Revenues           $62,584  $    -   $62,584       $   -              $62,584
Interest expense       111       -       111           -                  111
Depreciation and
  amortization         802       -       802           -                  802
Loss on disposition
  of CMstat              -       -         -           -                    -
Operating income     1,680       -     1,680           -                1,680
Expenditures for
  capital assets       294       -       294           -                  294
Assets              32,798       -    32,798           -               32,798


Six Months
   Ended                                          Effect of
June 30, 1999       ELMTS    SPS    Subtotal     Disposition      Consolidated
------------------------------------------------------------------------------
Revenues           $86,239  $  902   $87,141       $(902)             $86,239
Interest expense        27     128       155        (128)                  27
Depreciation and
  amortization         844     105       949        (105)                 844
Loss on disposition
  of CMstat              -   1,098     1,098           -                1,098
Operating income
  (loss)             1,720  (1,478)      242           -                  242
Expenditures for
  capital assets       819      25       844         (25)                 819
Assets              38,398       -    38,398           -               38,398


Three Months
   Ended                                          Effect of
June 30, 2000       ELMTS    SPS    Subtotal     Disposition      Consolidated
------------------------------------------------------------------------------
Revenues           $31,406  $    -   $31,406       $   -              $31,406
Interest expense        57       -        57           -                   57
Depreciation and
  amortization         405       -       405           -                  405
Loss on disposition
  of CMstat              -       -         -           -                    -
Operating income       659       -       659           -                  659
Expenditures for
  capital assets       107       -       107           -                  107
Assets              32,798       -    32,798           -               32,798


Three Months
   Ended                                         Effect of
June 30, 1999       ELMTS     SPS   Subtotal     Disposition      Consolidated
------------------------------------------------------------------------------

Revenues           $46,050  $  174   $46,224       $(174)             $46,050
Interest expense        67       -        67           -                   67
Depreciation and
  amortization         424      39       463         (39)                 424
Loss on disposition
  of CMstat              -   1,098     1,098           -                1,098
Operating income
  (loss)             1,062  (1,182)     (120)          -                 (120)
Expenditures for
  capital assets       461      12       473         (12)                 461
Assets              38,398       -    38,398           -               38,398

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


During 2000, VSE and its subsidiaries and divisions operate in one reportable segment, the engineering, logistics, management and technical services segment ("ELMTS"). The company had two reportable segments, ELMTS and the software products and services segment ("SPS") for the year 1999. The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

The ELMTS business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries and operations of the company's divisions.

Software products and services in 1999 included sales of developed software products and the services related to the installation and use of the software. This is the primary business of VSE's former subsidiary CMstat Corporation ("CMstat"), sold in May 1999. (See "Divestiture" above).

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three and six month periods ended June 30, 2000 and 1999 (in thousands):
                                                                  2000
                                                                Compared
                                                                   to
                          Three Months        Six Months          1999
                         Ended June 30,     Ended June 30,  Three     Six
                         2000      1999     2000     1999   Months    Months
                         ----      ----     ----     ----   ------    ------
Engineering, Logistics,
  Management and
  Technical Services
  Segment:

Revenues . . . . . . . $31,406  $46,050  $62,584  $86,239  $(14,644) $(23,655)
                       =======  =======  =======  =======  ========  ========

Pretax income  . . . . $   659  $ 1,062  $ 1,680  $ 1,720  $   (403) $    (40)
Provision for income
  taxes  . . . . . . .     257      413      660      683      (156)      (23)
                       -------  -------  -------  -------  --------  --------
Net income  . . .  . . $   402  $   649  $ 1,020  $ 1,037  $   (247) $    (17)
                       =======  =======  =======  =======  ========  ========

Software Products and
  Services Segment:

Revenues . . . . . . . $     -  $   174  $     -  $   902  $   (174) $   (902)
                       =======  =======  =======  =======  ========  ========

Pretax loss  . . . . . $     -  $(1,182) $     -  $(1,478) $  1,182  $  1,478
Benefit for income
  taxes  . . . . . . .       -     (556)       -     (670)      556       670
                       -------  -------  -------  -------  --------  --------
Net loss . . . . . . . $     -  $  (626) $     -  $  (808) $    626  $    808
                       =======  =======  =======  =======  ========  ========

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


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment declined by approximately 32% and 27%, respectively, for the three month and six month periods ended June 30, 2000, as compared to the same periods of 1999. The decreases in revenues were primarily due to a decrease in the level of services ordered under the BAV contract (see "BAV Contract" below), reduced sales by Energetics, and the expiration of a VSS contract (see "VSS Contract" below). The reduced revenues of BAV, Energetics, and VSS were partially offset by an increase in revenues from the Ordnance Division.

Pretax income for this segment decreased by approximately 38% and 2%, respectively, for the three and six month periods ended June 30, 2000, as compared to the same period of 1999. This decrease was primarily due to the decreased revenues of BAV, Energetics, and VSS. This decrease in pretax income was partially offset by an improved profit margin on remaining VSE (parent) contracts due to cost reductions implemented in 1999. Also, the revenue increase from the Ordnance Division helped offset the overall decrease in pretax profits.

The largest customer for the engineering, logistics, management and technical services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's engineering services revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Accordingly, there can be no assurance that any future reductions in Defense spending will not have a material adverse impact on the company's results of operations or financial condition.

The company's revenues depend on the ability of the company to win new contracts and on the amount of work ordered by the government under the company's existing contracts. The company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in recent years have tended toward bundling work efforts under large comprehensive ("omnibus") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the company to qualify as a bidder, increases in the level of competition due to the award of fewer contracts, and forcing the company into competition with larger organizations that have greater financial resources and larger technical staffs. Other government procurement practices that can impact the company's revenues are

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


the use of past performance criteria that may preclude entrance into new government markets and various government social objectives that limit contract work to small or minority owned businesses. Additional risk factors that could potentially impact the company's revenues are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Several of the company's operating divisions were formed in recent years to bid on and perform contract work that had been traditionally performed by VSE. This has enabled the company to use an operating structure that is better suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work in order to better serve the needs of its customers. As the use of operating divisions for new contracts increases, the company expects that the revenue of VSE (the parent company) will be reduced in the future as parent company contracts are replaced by operating division contracts. Management believes that the use of operating divisions to perform future work and the associated improvements in servicing customers will better position the consolidated entity for future revenue growth.

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. The contract accounted for approximately 38% and 55% of consolidated revenues from operations during the six month periods ended June 30, 2000 and 1999, respectively. The level of revenues generated by this contract will vary depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly revenue fluctuations and anticipates that future quarterly revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

VSS Contract. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems command. VSS began work on this contract in 1994 and the last option year was scheduled to end in 1999. The government extended the contract through April 28, 2000. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. The contract accounted for approximately 4% of consolidated revenues and 4% of consolidated pretax income from operations during the six month period ended June 30, 2000.

New Business. VSE's GSA Services Division was formed in January 1999 to bid on and perform work issued through the government's GSA schedule. This division has been awarded three purchase agreements since inception and is actively pursuing additional GSA schedule agreements.

VSI was formed in August 1999 to expand VSE's international presence and perform services for foreign governments and commercial customers similar to the services it has traditionally provided in the United States.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


SRR is a partner in a joint venture that was awarded a contract associated with a new government program to dismantle and recycle retired U.S. Navy ships. The contract work effort calls for the joint venture to dismantle U.S. Navy ships and recover costs to the government by selling any salvageable materials and parts. Work on this contract began in 2000 and SRR and the joint venture have received awards for two Navy ships to date.


Divestitures

See "Divestiture" section of "Notes to Consolidated Financial Statements."

HRSI Contracts. On July 2, 2000, HRSI sold its Health Care Division and two associated contracts. The purchase price for the Health Care Division and the revenues and losses generated by these contracts were not material to VSE. This transaction will be accounted for in the third quarter of 2000.


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $700 thousand during the six month period ended June 30, 2000. Cash from financing activities contributed approximately $2.5 million of the increase and cash used in operating activities was approximately $1.8 million. Significant financing activities included increased borrowing on the company's bank loan of approximately $2.7 million. Significant investing activities included purchases of property and equipment, net of dispositions, of approximately $45 thousand.

Cash and cash equivalents increased by approximately $10 thousand during the six month period ended June 30, 1999. Cash from financing activities contributed approximately $500 thousand of the increase and cash from operating activities contributed approximately $200 thousand. Cash used in investing activities was approximately $700 thousand. Significant financing activities included increased borrowing on the company's bank loan of approximately $600 thousand. Significant investing activities included purchases of property and equipment, net of dispositions, of approximately $700 thousand.

The difference between the cash used in operating activities of approximately $1.8 million in 2000 as compared to cash provided by operating activities of approximately $200 thousand in 1999 is primarily due to changes in the levels of other current assets associated with a significant deposit made by the BAV Division in June 2000.

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. The decrease in revenues and associated accounts receivable in the current year has resulted in an increase in internally generated cash flows. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


present collection problems. The company has made use of recent electronic billing and payment initiatives implemented by the government to decrease the time to collect billed accounts receivable, thereby improving internal liquidity. Accounts receivable levels can also be affected by contract retainages, start-up and termination costs associated with new or completed contracts, and differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company.

Internal liquidity is also affected by the acquisition of capital assets for office and computer support and by the payment of cash dividends. Purchases of capital assets for office and computer support have not varied significantly in recent years.

Quarterly cash dividends at the rate of $.04 per share were declared during the six month period ended June 30, 2000. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Debt" section of "Notes to Consolidated Financial Statements") The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of thirty million dollars as of the quarter ended June 30, 2000.

Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank loan commitment are adequate to meet current operating cash requirements.


Inflation and Pricing Policy

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally reimbursable at cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.


Global Economic Conditions

VSE's business is subject to the risks arising from global economic conditions associated with potential foreign customers served through VSE's contracts with the U.S. Government. For example, an economic slowdown in countries served under the BAV contract could potentially affect BAV sales. Severe adverse global economic conditions could potentially have a material adverse impact on the company's results of operations.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Year 2000

The company is not currently aware of any Year 2000 issues that have affected its business. Costs incurred to date for Year 2000 readiness efforts have been minimal and are included as part of the company's ongoing administrative costs and have not been separately identified. There are no unbudgeted expenditures expected to occur in the future.

Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at June 30, 2000.


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

                         VSE CORPORATION

                                        /s/ C. S. WEBER
Date:  July 27, 2000                    ----------------------------------
                                        C. S. Weber, Senior Vice President
                                              and Chief Financial Officer


                                        /s/ T. R. Loftus
Date:  July 27, 2000                    ----------------------------------
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