Form 10-Q
period 2000-09-30
VSE CORP
filed 2000-10-27
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000     Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                        54-0649263
 (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                22303-1499
  (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of October 27, 2000: 2,122,289.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                    September 30, December 31,
                                                        2000        1999
                                                        ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . $    583    $     62
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .   17,974      19,361
  Deferred tax assets  . . . . . . . . . . . . . . .      979         927
  Other current assets . . . . . . . . . . . . . . .    1,126         974
                                                     --------    --------
    Total current assets . . . . . . . . . . . . . .   20,662      21,324

Property and equipment, net  . . . . . . . . . . . .    3,470       4,377
Deferred tax assets  . . . . . . . . . . . . . . . .      803         728
Intangible assets, net . . . . . . . . . . . . . . .    1,203       1,267
Note receivable from business transferred  . . . . .      590         665
Other assets . . . . . . . . . . . . . . . . . . . .    2,902       2,889
                                                     --------    --------
    Total assets . . . . . . . . . . . . . . . . . . $ 29,630    $ 31,250
                                                     ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . $  5,664    $  8,193
  Accrued expenses   . . . . . . . . . . . . . . . .    5,767       5,977
  Dividends payable  . . . . . . . . . . . . . . . .       85          76
                                                     --------    --------
    Total current liabilities  . . . . . . . . . . .   11,516      14,246

Long-term debt . . . . . . . . . . . . . . . . . . .        -           -
Deferred compensation  . . . . . . . . . . . . . . .    1,896       1,859
                                                     --------    --------
    Total liabilities  . . . . . . . . . . . . . . .   13,412      16,105
                                                     ========    ========
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,194,289 shares in 2000
    and 1999 . . . . . . . . . . . . . . . . . . . .      110         110
  Paid-in surplus  . . . . . . . . . . . . . . . . .    3,894       3,894
  Retained earnings  . . . . . . . . . . . . . . . .   13,006      11,933
  Treasury stock, at cost (72,000 shares in 2000
    and 1999)  . . . . . . . . . . . . . . . . . . .     (792)       (792)
                                                     --------    --------
    Total stockholders' investment . . . . . . . . .   16,218      15,145
                                                     --------    --------
    Total liabilities and stockholders' investment . $ 29,630    $ 31,250
                                                     ========    ========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income  For the three and nine months ended September 30,
------------------------------------------------------------------------------------
(in thousands, except share amounts)

                                             2000                    1999
                                      ------------------      ------------------
                                      Three       Nine        Three       Nine
                                      Months      Months      Months      Months
                                      ------      ------      ------      ------
Revenues, principally from
  contracts . . . . . . . . . . .  $  30,484   $  93,010   $  36,587   $ 122,819

Costs and expenses of contracts .     30,037      90,648      35,385     119,364
                                   ---------   ---------   ---------   ---------
Gross profit  . . . . . . . . . .        447       2,362       1,202       3,455

Selling, general and administrative
  expenses . . . . .                      27         209          36         528

Loss on CMstat operations . . . .          -           -           -         401

Loss on disposition of CMstat . .          -           -           -       1,098

Interest (income) expense . . . .        (85)        (32)         42          62
                                   ---------   ---------   ---------   ---------
Income before income taxes  . . .        505       2,185       1,124       1,366

Provision for income taxes  . . .        197         857         449         462
                                   ---------   ---------   ---------   ---------
Net income  . . . . . . . . . . .  $     308   $   1,328   $     675   $     904
                                   =========   =========   =========   =========

Basic earnings per share:

Net income  . . . . . . . . . . .  $     .15   $    0.63   $     .32   $    0.43
                                   =========   =========   =========   =========
Basic weighted average shares
  outstanding                      2,122,289   2,122,289   2,115,061   2,114,967
                                   =========   =========   =========   =========

Diluted earnings per share:

Net income  . . . . . . . . . . .  $     .15   $    0.63   $     .32   $    0.43
                                   =========   =========   =========   =========
Diluted weighted average shares
  outstanding                      2,122,289   2,122,289   2,115,061   2,114,967
                                   =========   =========   =========   =========

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
--------------------------------------------------------------------------------
(in thousands)

                                  Common Stock     Paid-In   Retained   Treasury
                                 Shares   Amount   Surplus   Earnings    Stock
                                 ------   ------   -------   --------    -----
Balance at
  December 31, 1998 . . . .      2,187   $  109   $ 3,832   $ 10,703   $  (792)

Net income
  for the year  . . . . . .         --       --        --      1,534        --

Issuance of stock . . . . .          7        1        62         --        --

Dividends declared
  ($.144) . . . . . . . . .         --       --        --       (304)       --
                                 -----   ------   -------   --------   -------
Balance at
  December 31, 1999 . . . .      2,194      110     3,894     11,933      (792)

Net income
  for the period  . . . . .         --       --        --      1,328        --

Dividends declared
  ($.12)  . . . . . . . . .         --       --        --       (255)       --
                                 -----   ------   -------   --------   -------
Balance at
  September 30, 2000  . . .      2,194   $  110   $ 3,894   $ 13,006   $  (792)
                                 =====   ======   =======   ========   =======

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows   For the nine months ended September 30,
-------------------------------------------------------------------------------
(in thousands)

                                                              2000     1999
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 1,328  $   904
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization  . . . . . . . . . . .     1,205    1,277
     Loss on sale of property and equipment . . . . . . .         7        -
     Deferred compensation plan expense  . . . . . . . . .       53       34
     Net payments of deferred compensation . . . . . . . .      (54)    (183)
     Change in Deferred taxes  . . . . . . . . . . . . . .     (127)    (980)
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .    1,387   11,154
     Other current assets and noncurrent assets  . . . . .     (186)   1,223
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .   (2,491)  (5,453)
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (210)     575
     Net liabilities of business transferred under
       contractual arrangements  . . . . . . . . . . . . .        -   (6,744)
                                                            -------  -------
       Net cash provided by operating activities                912    1,807
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . .     (220)    (977)
  Proceeds from note receivable from business transferred        75        -
                                                            -------  -------
       Net cash used in investing activities                   (145)    (977)
                                                            -------  -------
Cash flows from financing activities:
  Net payments of bank loan  . . . . . . . . . . . . . . .        -     (365)
  Issuance of common stock . . . . . . . . . . . . . . . .        -        3
  Cash dividends paid  . . . . . . . . . . . . . . . . . .     (246)    (229)
                                                            -------  -------
       Net cash used in financing activities                   (246)    (591)
                                                            -------  -------

Net increase in cash and cash equivalents  . . . . . . . .      521      239
  Cash and cash equivalents at beginning of period . . . .       62       49
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $   583  $   288
                                                            =======  =======

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 1999.


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


Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the company currently holds no derivative instruments and does not engage in hedging activities, the company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows.


In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101"). SAB No. 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. The company does not believe that the adoption of SAB No. 101 will have a material effect on its financial position or result of operations.

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



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

In accordance with SAB No. 30, the company continues to assess the recoverability of the promissory note balance based upon CMstat's operating results. The current promissory note balance as of September 30, 2000 is approximately $688 thousand.

As prescribed by SAB No. 30, the revenues, costs and expenses and cash flows for the SPS segment for the three and nine month periods ended September 30, 1999, have been excluded from the respective captions in the Consolidated Statements of Operations, Balance Sheets, Cash Flows and related footnotes.

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

The following table presents revenues and other financial information by business segment for the three and nine month periods ended September 30, 2000 and September 30, 1999, in thousands:

Nine Months
   Ended                                          Effect of
September 30, 2000   ELMTS    SPS    Subtotal     Disposition     Consolidated
------------------------------------------------------------------------------
Revenues           $ 93,010  $    -  $ 93,010       $   -             $ 93,010
Interest income         (32)      -       (32)          -                  (32)
Depreciation and
  amortization        1,205       -     1,205           -                1,205
Loss on disposition
  of CMstat               -       -         -           -                    -
Operating income      2,185       -     2,185           -                2,185
Expenditures for
  capital assets        377       -       377           -                  377
Assets               29,630       -    29,630           -               29,630

Nine Months
   Ended                                          Effect of
September 30, 1999   ELMTS    SPS    Subtotal     Disposition     Consolidated
------------------------------------------------------------------------------
Revenues           $122,819  $  902  $123,721       $(902)            $122,819
Interest expense         62     128       190        (128)                  62
Depreciation and
  amortization        1,277     105     1,382        (105)               1,277
Loss on disposition
  of CMstat               -   1,098     1,098           -                1,098
Operating income
  (loss)              2,844  (1,478)    1,366           -                1,366
Expenditures for
  capital assets      1,158      25     1,183         (25)               1,158
Assets               35,787       -    35,787           -               35,787

Three Months
   Ended                                          Effect of
September 30, 2000   ELMTS    SPS    Subtotal     Disposition     Consolidated
------------------------------------------------------------------------------
Revenues           $ 30,484  $    -  $ 30,484       $   -             $ 30,484
Interest expense        (85)      -       (85)          -                  (85)
Depreciation and
  amortization          403       -       403           -                  403
Loss on disposition
  of CMstat               -       -         -           -                    -
Operating income        505       -       505           -                  505
Expenditures for
  capital assets         83       -        83           -                   83
Assets               29,630       -    29,630           -               29,630

Three Months
   Ended                                          Effect of
September 30, 1999   ELMTS     SPS   Subtotal     Disposition     Consolidated
------------------------------------------------------------------------------
Revenues           $ 36,587  $    -  $ 36,587       $   -             $ 36,587
Interest expense         42       -        42           -                   42
Depreciation and
  amortization          433       -       433           -                  433
Loss on disposition
  of CMstat               -       -         -           -                    -
Operating income
  (loss)              1,124       -     1,124           -                1,124
Expenditures for
  capital assets        339       -       339           -                  339
Assets               35,787       -    35,787           -               35,787


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

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items by segment for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):

                                                                   2000
                                                                 Compared
                                                                    to
                          Three Months        Nine Months          1999
                      Ended September 30, Ended September 30, Three    Nine
                         2000      1999      2000      1999   Months   Months
                       -------  -------  --------  --------  -------  -------
Engineering, Logistics,
  Management and
  Technical Services
  Segment:

Revenues . . . . . . . $30,484  $36,587  $93,010   $122,819  $(6,103) $(29,809)
                       =======  =======  =======   ========  =======  ========

Pretax income  . . . . $   505  $ 1,124  $ 2,185   $  2,844  $  (619) $   (659)
Provision for income
  taxes  . . . . . . .     197      449      857      1,132     (252)     (275)
                       -------  -------  -------   --------  -------  --------
Net income  . . .  . . $   308  $   675  $ 1,328   $  1,712  $  (367) $   (384)
                       =======  =======  =======   ========  =======  ========

Software Products and
  Services Segment:

Revenues . . . . . . . $     -  $     -  $     -   $   902   $     -  $   (902)
                       =======  =======  =======   ========  =======  ========

Pretax loss  . . . . . $     -  $     -  $     -   $(1,478)  $     -  $  1,478
Benefit for income
  taxes  . . . . . . .       -        -        -      (670)        -       670
                       -------  -------  -------   --------  -------  --------
Net loss . . . . . . . $     -  $     -  $     -   $  (808)  $     -  $    808
                       =======  =======  =======   ========  =======  ========

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


RESULTS OF OPERATIONS

The discussion and analysis which follow are intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company. The company is engaged principally in providing engineering, logistics, management and technical services to the U.S. Government (the "government") and other government prime contractors. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


Engineering, Logistics, Management and Technical Services Segment

Revenues for this segment declined by approximately 17% and 24%, respectively, for the three month and nine month periods ended September 30, 2000, as compared to the same periods of 1999. The decreases in revenues were primarily due to a decrease in the level of services ordered under a contract performed by the BAV Division (see "BAV Contract" below). Other factors contributing to the decrease are the expiration of a contract performed by the VSS Division (see "VSS Contract" below), reduced sales by the company's Energetics subsidiary, and a reduction in revenue associated with the company's sale of its HRSI Health Care Division contracts (see "HRSI Contracts" under "Divestitures" below).

Pretax income for this segment decreased by approximately 55% and 23%, respectively, for the three and nine month periods ended September 30, 2000, as compared to the same periods of 1999. This decrease was primarily due to the decreased revenues of BAV, VSS, and Energetics. Pretax income for the three month period were further decreased due to start-up costs associated with VSE's new Telecommunications Technologies Division (see "New Business" below). This decrease in pretax income was partially offset by an improved profit margin on remaining VSE (parent) contracts due to cost reductions implemented in 1999.

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

The company's revenues depend on the ability of the company to win new contracts and on the amount of work ordered by the government under the company's existing contracts. The company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in recent years have tended toward bundling work efforts under large comprehensive ("omnibus") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the company to qualify as a bidder, increases in the level of competition due to the award of fewer

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


contracts, and forcing the company into competition with larger organizations that have greater financial resources and larger technical staffs. Other government procurement practices that can affect the company's revenues are the use of past performance criteria that may preclude entrance into new government markets and government social programs that limit contract work to small, woman, or minority owned businesses. Additional risk factors that could potentially affect the company's revenues are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Several of the company's operating divisions were formed in recent years to bid on and perform contract work that had been traditionally performed by VSE (parent company). This organization has enabled the company to use an operating structure that is better suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work to better serve the needs of customers. As the use of operating divisions for new contracts increases, the company expects that the revenue of VSE (the parent company) will be reduced in the future as parent company contracts are replaced by operating division contracts. Management believes that the use of operating divisions to perform future work and the associated improvements in servicing customers will better position the consolidated entity for future revenue growth.

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. The contract accounted for approximately 40% and 51% of consolidated revenues from operations during the nine month periods ended September 30, 2000 and 1999, respectively. The level of revenues generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

VSS Contract. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems command. VSS began work on this contract in 1994 and the last option year was scheduled to end in 1999. The government extended the contract through April 28, 2000. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. The contract accounted for a majority of the work in the VSS Division during the period from 1995 through 1999, but represented less than 10% of the company's revenues during this time. VSS continues to perform work on other contracts.

New Business. VSE has begun several new business initiatives during 2000 and 1999. The company expects each of these new business initiatives to contribute to future revenue growth.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


In January 1999, VSE formed the GSA Services Division to bid on and perform work issued through the government's Federal Supply Schedule Program. The GSA Services Division has been awarded three purchase agreements since inception and is actively pursuing additional work.

In June 1999, VSE formed VSE's Ship Remediation and Recycling, Inc. ("SRR") to pursue business opportunities associated with dismantling ships that are no longer usable. SRR is a partner in a joint venture that was awarded a contract associated with a new government program to dismantle and recycle inactive U.S. Navy ships. The contract requires the joint venture to dismantle U.S. Navy ships and recover costs by selling salvageable materials and parts. Work on this contract began in February 2000.

In August 1999, VSE formed VSE Services International, Inc. ("VSI") to expand VSE's international presence and perform services for foreign governments and commercial customers similar to the services it has traditionally provided in the United States.

In August 2000, VSE formed Telecommunications Technologies Division ("TTD") to continue a strategy to support customers with effective knowledge management and information technology solutions. TTD markets the company's growing capability to provide customers with the latest products, services, and support in network, multimedia, and audio-visual technology. TTD specializes in maintaining and staffing products and services to create state of the art, network and multi-media technology systems. This includes "turnkey" design, installation, management and support for a wide variety of voice, data, multimedia and related projects.


Divestitures

See "Divestiture" section of "Notes to Consolidated Financial Statements."

HRSI Contracts. On July 2, 2000, HRSI sold its Health Care Division and two associated contracts. The purchase price for the Health Care Division and the revenues and losses generated by these contracts were not material to VSE.


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $500 thousand during the nine month period ended September 30, 2000. Cash provided by operating activities contributed approximately $900 thousand. Cash used in financing activities was approximately $200 thousand and cash used in investing activities was approximately $200 thousand. Financing activities consisted of cash dividends paid. Investing activities consisted primarily of purchases of property and equipment, net of dispositions.

Cash and cash equivalents increased by approximately $200 thousand during the nine month period ended September 30, 1999. Cash provided by operating activities contributed approximately $1.8 million. Cash used in investing activities was approximately $1 million and cash used in financing activities

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


was approximately $600 thousand. Investing activities consisted of purchases of property and equipment, net of dispositions. Significant financing activities included decreased borrowing on the company's bank loan of approximately $400 thousand and cash dividends paid of approximately $200 thousand.

The difference between cash provided by operating activities of approximately $900 thousand in 2000 as compared to cash provided by operating activities of approximately $1.8 million in 1999 is primarily due to changes in the levels of accounts receivable and accounts payable associated with fluctuations in BAV contract activity and to changes in certain asset and liability accounts resulting from the sale of CMstat in 1999.

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. The decrease in revenues and associated accounts receivable in the current year has resulted in an increase in internally generated cash flows. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. The company has made use of recent electronic billing and payment initiatives implemented by the government to decrease the time to collect billed accounts receivable, thereby improving internal liquidity. Accounts receivable levels can also be affected by contract retainages, start-up and termination costs associated with new or completed contracts, and differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company. Internal liquidity is also affected by the acquisition of capital assets for office and computer support and by the payment of cash dividends. Purchases of capital assets for office and computer support have not varied significantly in recent years.

Quarterly cash dividends at the rate of $.04 per share were declared during the nine month period ended September 30, 2000. Pursuant to its bank loan agree-ment, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Debt" section of "Notes to Consolidated Financial Statements") The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $30 million dollars as of the quarter ended September 30, 2000.

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


Market Risk

The company does not use derivative instruments to alter the interest characteristics of its debt instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at September 30, 2000.


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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


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

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits.

            Exhibit 27  Financial Data Schedule

            Exhibit 3.2  By-Laws of VSE Corporation as amended through May 16,
            2000

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

                         VSE CORPORATION

                                      /s/ C. S. Weber
Date:  October 27, 2000               _______________________________________
                                      C. S. Weber, Executive Vice President
                                           and Chief Financial Officer


                                      /s/ T. R. Loftus
Date:  October 27, 2000               _______________________________________
                                      T. R. Loftus, Senior Vice President and
                                                    Comptroller
                                           (Principal Accounting Officer)







The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.