Form 10-K405
period 2000-12-31
VSE CORP
filed 2001-03-08
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000    Commission File Number:  0-3676

                                VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                          54-0649263
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                  22303-1499
  (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code           (703) 960-4600

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 7, 2001, was approximately $6.9 Million.

Number of shares of Common Stock outstanding as of March 7, 2001: 2,125,863.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 2, 2001, are incorporated by reference into Part III of this report.

                       TABLE OF CONTENTS


                                                                       Page
                                                                       ----
PART I

ITEM 1.   Business                                                       3
ITEM 2.   Properties                                                     8
ITEM 3.   Legal Proceedings                                              8
ITEM 4.   Submission of Matters to a Vote of Security Holders            9

          Executive Officers of the Registrant                          10

PART II

ITEM 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters                                           11
ITEM 6.   Selected Financial Data                                       12
ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13
ITEM 8.   Financial Statements and Supplementary Data                   20
ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           35

PART III

ITEM 10.  Directors and Executive Officers of the Registrant            36
ITEM 11.  Executive Compensation                                        36
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    36
ITEM 13.  Certain Relationships and Related Transactions                36

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                      37

          Signatures                                                    38

Forward Looking Statements

    This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "company") results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's "Narrative Description of Business", "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements". Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company subsequent to this Annual
Report on Form 10-K and any Current Reports on Form 8-K filed by the company.


                                     Part I


ITEM 1. Business

(a)  General Development of Business

     VSE was established and incorporated in Delaware in January 1959. The company's business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries and operations of the company's divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance"), Ordnance Division ("Ordnance"), GSA Services Division ("GSA Services"), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

     TTD was established in 2000, and GSA Services, SRR and VSI were established in 1999. VSE also acquired certain assets from a TTD strategic partner in 2000. The Health Care Services division of HRSI was sold in 2000 and CMstat Corporation ("CMstat") was sold in 1999 (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the sale of CMstat).

     The company's business operations consist primarily of diversified engineering, technical, and management services, performed on a contract basis. Substantially all of the company's contracts are with agencies of the United States Government (the "government") and other government prime contractors. The company's customers also include non-government organizations and commercial entities.

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


(b)  Financial Information

     VSE operations are conducted within a single industry and financial information is presented on a company-wide basis. Financial information for the three years ended December 31, 2000 appears in the "Consolidated Statements of Operations" contained in this Form 10-K.


(c)   Narrative Description of Business

Services and Products

     VSE engineering, technical, management and information technology services include a broad array of capabilities and resources used in program planning; design and engineering, including prototype development; ship reactivation and transfer support; logistics management; ship maintenance, repair, overhaul planning and follow-on technical support; ship dismantlement and recycling services; the design and installation of intelligent conference rooms; office automation systems and support; training; technology research, development and demonstration programs involving energy conservation and efficiency, advanced technology transfers, and feasibility, assessment and development programs.

     Typical engineering and technical services projects include sustaining engineering support for military vehicles and combat trailers; depot repair operations; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; ship dismantlement and ship sales; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer LAN, and telecommunications systems; cross-platform technical data, product data and technical manual support; bar coding and inventory application; and database management and control.


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

     Substantially all of the company's revenues are derived from contract services performed for the government. The U.S. Navy is VSE's largest single customer. Other significant customers include: the U.S. Army, the U.S. Postal Service, and the Department of Energy. The company's customers also include various other government agencies, non-government organizations, and commercial entities.

                      VSE Revenues by Customer
                       (Dollars in Thousands)

                        2000               1999               1998
Customer              Revenues     %     Revenues     %     Revenues     %
--------              --------     -     --------     -     --------     -
U.S. Navy             $ 87,828   71.8    $109,993   69.9    $128,773   72.7
U.S. Army                9,497    7.8      19,468   12.4      19,577   11.1
All other government    23,457   19.2      27,558   17.5      27,991   15.8
Commercial               1,487    1.2         335    0.2         733    0.4
                      --------  -----    --------  -----    --------  -----
Total                 $122,269  100.0    $157,354  100.0    $177,074  100.0
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

     As a result of the bundling trend described above, the company has several divisions for which revenues are derived predominantly from one major contract effort. During 2000, the company's four largest contracts accounted for approximately 75% of total revenues. The company's largest contract, performed by BAV, is with the U.S. Navy and accounted for approximately 41% and 50% of consolidated revenues in 2000 and 1999, respectively. This contract is a ten year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. Other major contracts include U.S. Navy contracts performed by VSE (parent company) and Ordnance, and a U.S. Army contract performed by VSE (parent company).

     The company's contracts with the government are typically performed under cost plus fee, time and materials, or fixed price contracts. Under cost plus fee contracts, the customer reimburses the company for its allowable costs and pays a fee as determined by the contract terms. Under time and materials contracts, the customer pays the company contract specific hourly rates for labor services and reimburses the company for the cost of materials. Under fixed price contracts, the customer pays a contract specific price for services or products. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to such arrangements are normally performed and completed within one year. During 2000, the company provided services to the government and other customers under approximately 200 contracts and approximately 800 delivery orders or task orders.

Backlog

     During 2000 and 1999, VSE was awarded contracts and delivery orders having potential ceiling values of approximately $119 million and $115 million, respectively.

     VSE's funded backlog of contract work as of December 31, 2000, 1999 and 1998 was approximately $81 million, $108 million and $122 million, respectively. Funded backlog is defined as orders for services that have not been fully rendered and for which funding has been provided either at the time of award or thereafter. Substantially all the funded backlog is expected to be completed within one year.

     The excess of unfulfilled contract estimates over the incremental funding authorized represents an unfunded backlog. Based on the total estimated value of contracts actually awarded, the company's potential revenues for work remaining to be performed under existing contracts (both funded and unfunded backlog) was approximately $804 million, $946 million and $1 billion, as of December 31, 2000, 1999 and 1998, respectively. The company has no reasonable basis on which to determine when or if such unfunded backlog will be funded. Because of uncertainties associated with changing program requirements and the ultimate availability of funds, VSE believes that measurements of unfunded backlog are of limited use in evaluating future workload.

     As of December 31, 2000, VSE had proposals pending for engineering services contracts covering approximately $300 million in services for the Department of Defense or other government agencies or prime contractors. If these contracts are awarded to VSE, resulting ordering periods could extend through 2006. There is no assurance that VSE will be the successful bidder for any of these contracts. Additionally, there can be no assurance that contracts awarded will result in revenues to VSE because (a) contract awards may be rescinded as a result of the government's bid protest procedures, (b) contracts may not be funded at the nominal amounts cited in competitive bid announcements and (c) contracts when funded may be terminated at the convenience of the government.


Marketing

     VSE marketing activities are conducted by its professional staff of engineers, analysts, program managers, contract administrators and other personnel, with these activities centrally coordinated through the company's Strategic Planning and Business Development Department. Information concerning new programs and requirements becomes available in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations and commercial entities.


Personnel

     VSE services are provided by a staff of professional, scientific, and technical personnel having high levels of education, experience, training and skills. As of February 2001, VSE employed approximately 600 employees, including approximately 150 part-time personnel.

     Principal categories of VSE personnel include (a) engineers, scientists and technicians in mechanical, electrical, electronic, chemical, industrial, energy and environmental services, marine and ocean engineering disciplines, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, and (e) graphic designers and technicians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The company considers its relationships with employees to be excellent.


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

     Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration ("GSA") which provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. The company has been awarded four separate GSA schedule contracts for various classes of services, but there is no assurance regarding the level of work under these contract arrangements.

     It is not possible to predict the extent and range of competition that VSE will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. VSE believes the principal competitive factors for the professional and technical services business in which it is engaged are technical and financial qualifications, quality and innovation of services and products, past performance and low price.

     Risks. In recent years, the government has initiated a series of changes designed to improve and streamline its acquisition policies and procedures. Such changes include an emphasis on very large contracts, which may make it more difficult for VSE to qualify as a potential bidder; past performance, which may be used to exclude entrance into new government markets; and multiple-award schedules, which may result in unequal contract awards between successful contractors.

     VSE's business with the government is subject to the risk that one or more of its potential contracts or contract extensions may be awarded by the contracting agency to a "small and disadvantaged" or minority-owned business pursuant to "set-aside" programs administered by the Small Business Administration or may be bundled into omnibus contracts for very large businesses. In addition, government contract business is subject to funding delays, extensions, and moratoriums caused by political and administrative disagreements. To date, the effect of such negotiations and disagreements on the company has not been material; however, no assurances can be given about such risks with respect to future years.

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

     VSE's business is subject to the risks arising from global economic conditions associated with potential foreign customers served through the company's contracts with the U.S. Government. For example, economic slowdowns in certain countries served under the BAV contract could potentially affect BAV sales. In addition, the company's subsidiary VSI is also expected to serve foreign customers on a direct sales basis and may be subject to such economic slowdowns.


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


ITEM 3.    Legal Proceedings

     None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three month period ended December 31, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Registrant as of March 7, 2001. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Mr. Todd.

     The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name                       Age     Position with Registrant
----                       ---     ------------------------
Byron S. Bartholomew       73      Executive Vice President, Business
                                   Development

Donald M. Ervine           64      Chairman and Chief Executive Officer

Michael E. Hamerly         55      Senior Vice President and General Manager,
anager                             Fleet Maintenance and Ordnance Divisions

James M. Knowlton          58      Executive Vice President and President,
                                   BAV Division, President, Ship Remediation and Recycling, Inc., President, VSE
                                   Services International, Inc., General
                                   Manager, Telecommunications Technologies
                                   Division

Thomas R. Loftus           45      Senior Vice President and Comptroller

James M. Todd*             54      President and Chief Operating Officer

Jayne M. Tuohig            54      Senior Vice President and General Manager,
                                   VSS and Postal Divisions

John J. Werbowski          51      Senior Vice President, Strategic Planning
                                   and New Business Development

Craig S. Weber             56      Executive Vice President, Chief Financial
                                   Officer and Secretary



* Prior to joining VSE in November 2000, Mr. Todd served as Vice President of the Industrial Consulting and Systems Group of American Management Systems, Inc., where he worked as a program manager since 1993. He has worked as a program manager in industry since 1991 and, before that, as a program manager for the U.S. Navy during a distinguished career from 1969 to his retirement as a Captain in 1991.

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


     Quarter Ended        High           Low      Dividends
     -------------        ----           ---      ---------
     2000:
     March 31            $ 9.00         $6.25       $.04
     June 30               8.125         5.50        .04
     September 30          7.188         5.75        .04
     December 31           8.00          5.125       .04
          For the Year   $ 9.00         $5.125      $.16

     1999:
     March 31            $11.75         $8.25       $.036
     June 30              11.00          6.75        .036
     September 30         10.50          8.125       .036
     December 31           9.875         7.125       .036
          For the Year   $11.75         $6.75       $.144


(b)  Holders

     There were about 1,400 stockholders of VSE common stock as of March 7, 2001, consisting of approximately 300 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 2001 Annual Meeting of Stockholders to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c)  Dividends

     Cash dividends were declared at the rate of $.16 per share during 2000 and $.144 per share during 1999. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

ITEM 6.    Selected Financial Data
------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  2000       1999      1998      1997     1996
                                                  ----       ----      ----      ----     ----
Revenues, principally from contracts . . . . . $122,269   $157,354  $177,074  $152,522  $115,592
                                               ========   ========  ========  ========  ========

Income from continuing operations  . . . . . . $  1,385   $  2,364  $  3,015  $  2,566  $  1,942
  Loss from discontinued operations  . . . . .        -       (256)   (1,420)   (4,013)      (21)
  Loss on disposal of discontinued
    operations . . . . . . . . . . . . . . . .     (417)      (574)        -         -      (179)
                                               --------   --------  --------  --------  --------
      Net income (loss)  . . . . . . . . . . . $    968   $  1,534  $  1,595  $ (1,447) $  1,742
                                               ========   ========  ========  ========  ========

Basic earnings per common share:
  Income from continuing operations  . . . . . $    .65   $   1.12  $   1.42  $   1.21  $    .89
  Loss from discontinued operations  . . . . .     (.19)      (.39)     (.67)    (1.89)     (.09)
                                               --------   --------  --------  --------  --------
      Net income (loss)  . . . . . . . . . . . $    .46   $    .73  $    .75  $   (.68) $    .80
                                               ========   ========  ========  ========  ========

Diluted earnings per common share:
  Income from continuing operations  . . . . . $    .65   $   1.12  $   1.42  $   1.21  $    .88
  Loss from discontinued operations  . . . . .     (.19)      (.39)     (.67)    (1.89)     (.09)
                                               --------   --------  --------  --------  --------
      Net income (loss)  . . . . . . . . . . .      .46   $    .73  $    .75  $   (.68) $    .79
                                               ========   ========  ========  ========  ========

Working Capital  . . . . . . . . . . . . . . . $  8,364   $  7,078  $  5,801  $  6,258  $  9,839
                                               ========   ========  ========  ========  ========
Total assets . . . . . . . . . . . . . . . . . $ 31,523   $ 31,250  $ 47,248  $ 43,413  $ 49,353
                                               ========   ========  ========  ========  ========
Long-term debt . . . . . . . . . . . . . . . . $      -   $      -  $  1,503  $  3,444  $  5,384
                                               ========   ========  ========  ========  ========
Stockholders' investment . . . . . . . . . . . $ 15,793   $ 15,145  $ 13,852  $ 12,481  $ 14,595
                                               ========   ========  ========  ========  ========
Cash dividends per common share  . . . . . . . $    .16   $   .144  $   .144  $   .144  $   .138
                                               ========   ========  ========  ========  ========

Per share amounts have been adjusted to reflect stock splits effected in 1996 and 1997.



This consolidated summary of selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries and operations of the company's divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Ordnance Division ("Ordnance"), Value Systems Services Division ("VSS"), Fleet Maintenance Division ("Fleet Maintenance"), Telecommunications Technologies Division ("TTD") formed in September 2000, and GSA Services Division ("GSA Services").

     The company is engaged principally in providing engineering, logistics, management and technical services to the U.S. Government (the "government") and other government prime contractors. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


Results of Operations

Revenues

     The following table shows the revenues from operations of VSE, its subsidiaries and divisions, and such revenues as a percent of total revenues:

                            Revenues from Operations
                             (dollars in thousands)

                                  2000             1999             1998
Company or Business Unit        Revenues    %    Revenues    %    Revenues    %
------------------------        --------    -    --------    -    --------    -
VSE (parent company). . . . .  $ 39,165   32.0  $ 44,337   28.1  $ 51,972   29.3
BAV . . . . . . . . . . . . .    49,801   40.7    78,791   50.1    93,564   52.8
Ordnance  . . . . . . . . . .    11,170    9.2     6,116    3.9     1,531    0.9
Energetics  . . . . . . . . .    10,546    8.6    11,683    7.4    11,984    6.8
VSS . . . . . . . . . . . . .     4,233    3.5    10,271    6.5    10,182    5.8
HRSI  . . . . . . . . . . . .     3,947    3.2     5,770    3.7     7,841    4.4
Fleet Maintenance . . . . . .     1,224    1.0       273    0.2         -    0.0
SRR . . . . . . . . . . . . .     1,104    0.9         -    0.0         -    0.0
TTD . . . . . . . . . . . . .       813    0.7         -    0.0         -    0.0
GSA Services  . . . . . . . .       265    0.2       107    0.1         -    0.0
VSI . . . . . . . . . . . . .         1    0.0         6    0.0         -    0.0
                               --------  -----  --------  -----  --------  -----
                               $122,269  100.0  $157,354  100.0  $177,074  100.0
                               ========  =====  ========  =====  ========  =====

     VSE's largest customer is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy and Air Force. The company's revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Accordingly, there can be no assurance that future fluctuations in Defense spending will not have a material impact on the company's results of operations or financial position.

     Substantially all of the company's revenues depend on the ability of the company to win new contracts and on the amount of work ordered by the government under the company's existing contracts. The company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in recent years have tended toward bundling work efforts under large comprehensive ("omnibus") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the company to qualify as a bidder, increases in the level of competition due to the award of fewer contracts, and forcing the company into competition with larger organizations that have greater financial resources and larger technical staffs. Other government procurement practices that can affect the company's revenues are the use of past performance criteria that may preclude entrance into new government markets and government social programs that limit contract work to small, woman, or minority owned businesses. Additional risk factors that could potentially affect the company's revenues are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions. In 2000, 1999, and 1998, the company did not experience any terminations of contracts for the convenience of the government nor any non-exercise of option periods on current contracts which were material to the company's results of operations or financial position.

     Several of the company's operating divisions were formed in recent years to bid on and perform contract work that had been traditionally performed by VSE (parent company). The formation of these divisions has enabled the company to use an operating structure that is better suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work to better serve the needs of customers. As the use of operating divisions for new contracts increases, the company expects that the revenue of VSE (the parent company) will be reduced in the future as parent company contracts are replaced by operating division contracts. Management believes that the use of operating divisions to perform future work and the associated improvements in servicing customers will better position the consolidated entity for future revenue growth.

     BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. The contract accounted for approximately 41% and 50% of consolidated revenues from operations during 2000 and 1999, respectively. The level of revenues generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The decline in the company's revenues during 2000 as compared to 1999 and in 1999 as compared to 1998 is primarily due to the decline in services ordered through this contract. The company has experienced significant quarterly and annual revenue fluctua-tions and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

     VSS Contract. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems command. VSS began work on this contract in 1994 and the last option year was scheduled to end in 1999. The government extended the contract through April 28, 2000. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. The contract accounted for a majority of the work in the VSS Division during the period from 1995 through 1999, but represented less than 10% of the company's revenues during this time. The loss of revenues associated with the expiration of this contract contributed to the decline in revenues in 2000 as compared to prior years.


Income from Continuing Operations Before Income Taxes

     The following table shows consolidated revenues and income from continuing operations before income taxes of VSE, other items of income and expense, and such amounts as a percent of revenues.

              Income from Continuing Operations Before Income Taxes
                             (dollars in thousands)

Description                  2000      %       1999     %       1998      %
-----------                  ----      -       ----     -       ----      -
Revenues . . . . . . .    $122,269   100.0  $157,354  100.0  $177,074   100.0
Costs and expenses . .     119,937    98.1   152,684   97.0   171,510    96.9
                          --------   -----  --------  -----  --------   -----
Gross profit . . . . .       2,332     1.9     4,670    3.0     5,564     3.1
Selling, general and
  administrative expenses      239     0.2       684    0.4       592     0.3
Interest (income) expense      (98)   (0.1)       87    0.1        24     0.0
                          --------   -----  --------  -----  --------   -----
Income from continuing
  operations before
  income taxes . . . .   $  2,191      1.8  $  3,899    2.5  $  4,948     2.8
                         ========    =====  ========  =====  ========   =====

     Costs and expenses of operations, as a percentage of revenues, increased slightly in 2000 as compared to 1999 and 1998. This increase on a percentage basis is primarily attributable to the decrease in revenues while a portion of the costs and expenses of operating the company remain fixed. Other factors that affect the percentage of costs and expenses to revenues include (a) differences between costs incurred and costs billable (whether they may be billed based on contract provisions), (b) the effects of increases or decreases in facility and equipment lease renewals, fringe benefit programs and similar period expenses,
(c) costs associated with contract start-up and termination phases, (d) narrower profit margins on new work due to increased competition, (e) increased labor costs reflecting a more competitive marketplace for attracting and retaining our employees, (f) the amount of work performed on certain contracts as a percentage of total revenues, (g) the timing of contract award fees and (h) effective project and cost management.

     Selling, general and administrative expenses as a percentage of revenues decreased slightly in 2000 as compared to 1999 and increased slightly in 1999 as compared to 1998. Selling, general and administrative expenses will vary from year to year due to various types of nonreimbursable costs.

     The application of earnings to reduce average bank borrowings and invest short term cash surpluses, reduced receivables financing requirements due to the reduction in revenues, and improved cash collection cycles on government contracts resulted in interest income in 2000 as compared to interest expense in 1999. Interest expense as a percentage of revenues increased slightly in 1999 as compared to 1998 due to an increase in average levels of bank debt resulting from the fluctuation in activity among various different contracts.


Discontinued Operations

       On May 21, 1999, the company sold all of its interests in the SPS segment. This entailed selling its CMstat subsidiary for an $800 thousand promissory note. While the sale was a divestiture for legal and tax purposes, for accounting purposes, the sale was not originally provided discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation"("SAB No. 30") since the sale did not transfer the risks of ownership because the sales price was primarily dependent on the buyer's ability to repay the promissory note.

       As of December 31, 2000, the company has determined that the promissory note acquired from the sale of its CMstat subsidiary is not collectible and has written off the remaining balance. Accordingly, the consolidated financial statements have been restated to reflect the disposition of its CMstat subsidiary as discontinued operations. The revenues, costs and expenses, assets and liabilities and cash flows from the CMstat subsidiary have been excluded from the respective captions in the Consolidated Statement of Operations, Balance Sheets, Cash Flows and related footnotes.


Financial Condition

     VSE's financial condition did not change materially during 2000. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. These assets and liabilities remained substantially unchanged at December 31, 2000 as compared to December 31, 1999. The increase in total stockholder's investment in 2000 resulted from earnings and dividend activity.


Liquidity and Capital Resources

     A net increase in cash and cash equivalents of $585 thousand during 2000 resulted from approximately $1.8 million provided by continuing operations, approximately $1.1 million used in investing activities, $311 thousand used in financing activities, and $248 thousand provided by discontinued operations. Significant investing activities included $700 thousand associated with the acquisition of certain contract and marketing rights and $424 thousand used to purchase property and equipment. Financing activities consisted primarily of $331 thousand used to pay cash dividends. Cash flows provided by continuing operations decreased in 2000 as compared to 1999 due primarily to the changes in the levels of accounts receivable and accounts payable on the BAV contract in 2000 as compared to 1999, as well as a decrease in the company's net income.

     The company's level of net cash and cash equivalents did not change significantly during 1999. Approximately $12.2 million in net cash was provided by continuing operations. Discontinued operations used approximately
$8 million, financing activities used approximately $3.1 million, and investing activities used approximately $1.1 million. Significant financing activities included decreases in long-term bank loans and the current portion of long-term bank debt of approximately $1.5 million and $1.3 million, respectively. Significant investing activities included approximately $1.1 million associated with the purchase of property and equipment, primarily computer equipment. Cash flows provided by continuing operations increased in 1999 as compared to 1998 due primarily to changes in the levels of accounts receivable and accounts payable in 1999 resulting from a decrease in revenues on the BAV contract as compared with the previous year.

     A net increase in cash and cash equivalents of $34 thousand during 1998 resulted from approximately $3 million provided by operations, approximately $1.5 million used in investing activities and approximately $1.4 million used in financing activities. Significant financing activities included a decrease in long-term bank loans of approximately $1.9 million. Significant investing activities included approximately $1.5 million associated with the purchase of property and equipment, primarily computer equipment.

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

     VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See Note 4 of "Notes to Consolidated Financial Statements".) The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million dollars as of December 31, 2000. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million dollars. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements.

     Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank loan commitment are adequate to meet current operating cash requirements.

     Cash dividends were declared at the rate of $.16 per share during 2000 and $.144 per share during 1999 and 1998. Pursuant to its bank loan agreement (see
Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


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


Forward-Looking Disclosures

U. S. Postal Service Contract

     VSE had a contract to provide engineering support services to the U.S. Postal Service. The last option year on this contract was scheduled to end December 31, 2000. The contract was extended through January 2001. VSE was not awarded the successor contract, and work on this contract effort terminated as of January 31, 2001. Revenues on this contract represented approximately 8% of the company's revenues during 2000. The company's future revenues will be reduced by the loss of revenues associated with the expiration of this contract.


New Business

      VSE has begun several new business initiatives during 2000 and 1999. The company expects each of these new business initiatives to contribute to future revenue growth.

    In August 2000, VSE formed TTD to continue a strategy to support customers with effective knowledge management and information technology solutions. In December 2000, VSE invested $960 thousand in the acquisition of certain contract and marketing rights to enhance TTD's growth opportunities. TTD markets the company's growing capability to provide customers with the latest products, services, and support in network, multimedia, and audio-visual technology. TTD specializes in maintaining and staffing products and services to create state of the art, network and multimedia technology systems. This includes "turnkey" design, installation, management and support for a wide variety of voice, data, multimedia and related projects.

     In August 1999, VSE formed VSI to expand VSE's international presence and perform services for foreign governments and commercial customers similar to the services it has traditionally provided in the United States.

     In June 1999, VSE formed SRR to pursue business opportunities associated with dismantling ships that are no longer usable. SRR is a partner in a joint venture that was awarded a contract associated with a new government program to dismantle and recycle inactive U.S. Navy ships. The contract requires the joint venture to dismantle U.S. Navy ships and recover costs by selling salvageable materials and parts. Work on this contract began in February 2000.

     In January 1999, VSE formed GSA Services to bid on and perform work issued through the government's Federal Supply Schedule Program. Services are performed under these schedules primarily by other VSE divisions and subsidiaries. VSE's divisions and subsidiaries performed approximately $1.6 million and $161 thousand of services for GSA Services in 2000 and 1999, respectively. These amounts are included in the revenues of the divisions or subsidiaries that performed the services.


Quantitative and Qualitative Disclosures about Market Risk

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


Derivative Instruments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the effective date of SFAS No. 133 was amended to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments
and Hedging Activities   Deferral of Effective Date of FASB Statement No. 133".
The Company does not use derivative instruments. The aggregate fair value of the company's financial instruments approximates the carrying value at December 31, 2000.

ITEM 8.    Financial Statements and Supplementary Data


                         Index To Financial Statements


                                                                      Page
                                                                      ----
     Report of Independent Public Accountants                           21
     Consolidated Balance Sheets as of December 31, 2000 and 1999       22
     Consolidated Statements of Operations for the years ended
          December 31, 2000, 1999 and 1998                              23
     Consolidated Statements of Stockholders' Investment
          for the years ended December 31, 2000, 1999 and 1998          24
     Consolidated Statements of Cash Flows for the years ended
          December 31, 2000, 1999 and 1998                              25
     Notes to Consolidated Financial Statements                         26

                    Report of Independent Public Accountants

To the Stockholders of VSE Corporation:

     We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                    ARTHUR ANDERSEN LLP


Vienna, Virginia
  February 23, 2001

VSE Corporation and Subsidiaries
Consolidated Balance Sheets                                As of December 31,
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             2000      1999
                                                             ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $   647  $     62
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .  19,215    19,361
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     853       927
  Other current assets . . . . . . . . . . . . . . . . . .   1,533       974
                                                           -------   -------
      Total current assets . . . . . . . . . . . . . . . .  22,248    21,324

Property and equipment, net  . . . . . . . . . . . . . . .   3,336     4,377
Deferred tax assets  . . . . . . . . . . . . . . . . . . .     847       728
Intangible assets, net . . . . . . . . . . . . . . . . . .   2,134     1,267
Note receivable from discontinued operations . . . . . . .       -       665
Other assets . . . . . . . . . . . . . . . . . . . . . . .   2,958     2,889
                                                           -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . . $31,523   $31,250
                                                           =======   =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . $ 8,678   $ 8,193
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   5,121     5,977
  Dividends payable  . . . . . . . . . . . . . . . . . . .      85        76
                                                           -------   -------
      Total current liabilities  . . . . . . . . . . . . .  13,884    14,246

Deferred compensation  . . . . . . . . . . . . . . . . . .   1,846     1,859
                                                           -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .  15,730    16,105
                                                           -------   -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,197,863 in 2000 and
    2,194,289 in 1999  . . . . . . . . . . . . . . . . . .     110       110
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .   3,914     3,894
  Retained earnings  . . . . . . . . . . . . . . . . . . .  12,561    11,933
  Treasury stock, at cost (72,000 shares)  . . . . . . . .    (792)     (792)
                                                           -------   -------
      Total stockholders' investment . . . . . . . . . . .  15,793    15,145
                                                           -------   -------
      Total liabilities and stockholders' investment . . . $31,523   $31,250
                                                           =======   =======

                             See accompanying notes

VSE Corporation and Subsidiaries
Consolidated Statements of Operations        For the years ended December 31,
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                 2000       1999       1998
                                                 ----       ----       ----
Revenues, principally from contracts . . . . $ 122,269  $ 157,354  $ 177,074

Costs and expenses of contracts  . . . . . .   119,937    152,684    171,510
                                             ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     2,332      4,670      5,564

Selling, general and administrative expenses       239        684        592

Interest (income) expense  . . . . . . . . .       (98)        87         24
                                             ---------  ---------  ---------
Income from continuing operations before
  income taxes . . . . . . . . . . . . . . .     2,191      3,899      4,948

Provision for income taxes . . . . . . . . .       806      1,535      1,933
                                             ---------  ---------  ---------
Income from continuing operations. . . . . .     1,385      2,364      3,015

Discontinued operations, net of tax:
  Loss from operations (net of tax benefit
    of $145 in 1999 and $842 in 1998)  . . .         -       (256)    (1,420)
  Loss on disposal (net of tax benefit
    of $271 in 2000 and $524 in 1999)  . . .      (417)      (574)         -
                                             ---------  ---------  ---------

Net income                                   $     968  $   1,534  $   1,595
                                             =========  =========  =========
Basic earnings per share:
  Income from continuing operations  . . . . $    0.65  $    1.12  $    1.42
  Loss from discontinued operations  . . . .     (0.19)     (0.39)     (0.67)
                                             ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . $    0.46  $    0.73  $    0.75
                                             =========  =========  =========

Basic weighted average shares outstanding    2,122,564  2,115,569  2,126,151
                                             =========  =========  =========
Diluted earnings per share:
  Income from continuing operations  . . . . $    0.65  $    1.12  $    1.42
  Loss from discontinued operations  . . . .     (0.19)     (0.39)     (0.67)
                                             ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . $    0.46  $    0.73  $    0.75
                                             =========  =========  =========

Diluted weighted average shares outstanding  2,122,564  2,115,569  2,126,151
                                             =========  =========  =========

                             See accompanying notes

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Investment
---------------------------------------------------------------------------------
(in thousands)
                      Common Stock    Paid-In  Retained   Treasury     ESOP
                      Shares  Amount  Surplus  Earnings     Stock   Obligation
                      ------  ------  -------  --------     -----   ----------
Balance at
  December 31, 1997     2,165  $ 108  $ 3,631  $  9,422   $     -    $ (680)

Net income for
  the year                  -      -        -     1,595         -         -
ESOP Obligation             -      -        -         -         -      (112)
Purchase of Treasury
  Stock                     -      -        -         -      (792)      792
Issuance of stock          22      1      201         -         -         -
Dividends
  declared ($.144)          -      -        -      (314)        -         -
                        -----  -----  -------  --------   -------    ------
Balance at
  December 31, 1998     2,187    109    3,832    10,703      (792)        -

Net income for
  the year                  -      -        -     1,534         -         -
Issuance of stock           7      1       62         -         -         -
Dividends
  declared ($.144)          -      -        -      (304)        -         -
                        -----  -----  -------  --------   -------    ------
Balance at
  December 31, 1999     2,194    110    3,894    11,933      (792)        -

Net income for
  the year                  -      -        -       968         -         -
Issuance of stock           4      -       20         -         -         -
Dividends
  declared ($.16)           -      -        -     (340)         -         -
                        -----  -----  -------  --------   -------    ------
Balance at
  December 31, 2000     2,198  $ 110  $ 3,914  $ 12,561   $  (792)   $    -
                        =====  =====  =======  ========   =======    ======

                             See accompanying notes

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows        For the years ended December 31,
---------------------------------------------------------------------------------------------
(in thousands)
                                                                       2000     1999     1998
                                                                       ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   968  $ 1,534  $ 1,595
  Loss from discontinued operations . . . . . . . . . . . . . . .          -      256    1,420
  Loss on disposal of discontinued operations . . . . . . . . . .        417      574        -
                                                                     -------  -------  -------
  Income from continuing operations . . . . . . . . . . . . . . .      1,385    2,364    3,015

  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . .      1,563    1,829    1,603
      Loss (gain) on sale of property and equipment . . . . . . .         17     (124)       5
      Deferred compensation plan expense  . . . . . . . . . . . .        117       29      140
      Net (payments of) proceeds from deferred compensation . . .       (168)     (45)     188
      Change in deferred taxes  . . . . . . . . . . . . . . . . .        (45)    (549)     317
  Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . .        146   14,835   (3,817)
       Other current assets and noncurrent assets . . . . . . . .       (650)   1,569     (509)
    Increase (decrease) in:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . .        523   (7,733)   1,999
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .     (1,116)      42        9
                                                                     -------  -------  -------
          Net cash provided by operating activities of
            continuing operations                                      1,772   12,217    2,950
                                                                     -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of proceeds from dispositions) . . . . . . . . . . . . .       (424)  (1,081)  (1,530)
  Purchase of intangible assets . . . . . . . . . . . . . . . . .       (700)       -        -
                                                                     -------  -------  -------
          Net cash used in investing activities of
            continuing operations                                     (1,124)  (1,081)  (1,530)
                                                                     -------  -------  -------
Cash flows from financing activities:
   Net payments on long-term bank loans . . . . . . . . . . . . .          -   (1,503)  (1,941)
   Current borrowings under long-term bank debt . . . . . . . . .          -        -      778
   Payment of current portion of long-term bank debt  . . . . . .          -   (1,333)       -
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . .       (331)    (304)    (314)
   Repayment from ESOP  . . . . . . . . . . . . . . . . . . . . .          -        -      680
   Purchase of Treasury stock   . . . . . . . . . . . . . . . . .          -        -     (792)
   Issuance of common stock   . . . . . . . . . . . . . . . . . .         20       63      202
                                                                     -------  -------  -------
          Net cash used in financing activities of
            continuing operations                                       (311)  (3,077)  (1,387)
                                                                     -------  -------  -------
Net cash provided by (used in) discontinued
  operations                                                             248   (8,046)       1
                                                                     -------  -------  -------

Net increase in cash and cash equivalents . . . . . . . . . . . .        585       13       34
  Cash and cash equivalents at beginning of year  . . . . . . . .         62       49       15
                                                                     -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .    $   647  $    62  $    49
                                                                     =======  =======  =======

Supplemental cash flow disclosures (in thousands):
                                                                       2000     1999     1998
                                                                       ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   127  $   321  $   537
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,026  $ 1,261  $   903

Noncash investing and financing activities:
  Note receivable from discontinued operations  . . . . . . . . .    $     -  $   800  $     -
  Write off of note receivable from discontinued operations   . .    $   688  $     -  $     -
  Payable related to purchase of intangible assets  . . . . . . .    $   260  $     -  $     -

                             See accompanying notes

                        VSE Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Principles of Consolidation


     The consolidated financial statements consist of the operations of the parent company, operations of the company's wholly owned subsidiaries, and operations of the company's divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR"), and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Ordnance Division ("Ordnance"), Value Systems Services Division ("VSS"), Fleet Maintenance Division ("Fleet Maintenance"), Telecommunications Technologies Division ("TTD"), and GSA Services Division ("GSA Services"). The company is engaged principally in providing engineering, testing, management and informa-tion technology services to the U.S. Government (the "government") and other government prime contractors.

     The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. Inter-company sales are principally at cost. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.


Segment Information

     The company operates within one reportable segment. Prior to May 21, 1999, VSE had two reportable segments: the engineering, logistics, management, and technical services segment ("ELMTS"), which provides diversified engineering, technical and management services principally to agencies of the United States Government and to other government prime contractors, and the software products and services segment ("SPS"), which provided application software and services related to the installation of the software to primarily commercial customers. The SPS segment was sold on May 21, 1999, and is reflected as a discontinued operation (see note 10).


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


Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 the effective date of SFAS No. 133 was amended to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133". The Company does not use derivative instruments.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101"). SAB No. 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In the opinion of management, the adoption of SAB No. 101 will not have a material effect, if any, on the company's financial position or results of operations.


Stockholders' Investment and Earnings Per Share

     At December 31, 2000, options to purchase 144,330 shares, 32,500 shares, 37,125 shares, 53,000 shares, 66,500 shares and 10,000 shares of common stock at $10.91, $13.04, $9.42, $10.93, $8.03 and $6.94 per share, respectively, were outstanding. There was no dilutive impact on reported earnings per share for 2000, 1999 and 1998, due to the market value of VSE stock.


Cash and Cash Equivalents

     Cash and cash equivalents reported by the company consist of cash balances in the company's bank accounts and short term temporary invested balances connected to the bank accounts with sweep arrangements, netted by checks issued on the company's bank accounts that have not yet been presented to the bank for collection. The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     The company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a component of stockholders' investment. Realized gains and losses are included in other income. Available-for-sale debt securities as of December 31, 2000 and December 31, 1999 consisted of overnight money market accounts of $853 thousand and $1.7 million, respectively, secured by Government agency securities. The estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant.

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

     Revenues on fixed price contracts are recorded as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues on time and material contracts are recorded on the basis of billable rates times hours delivered plus material and other reimbursable costs incurred.

     Potential revenue related to work performed at risk is not recognized either as income or as an offset against a potential loss until it can be reliably estimated and its realization is probable. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

     A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The company's indirect cost rates have been audited and approved for 1998 and prior years. In the opinion of management, the audits of the indirect cost rates for 2000 and 1999 will not result in material adjustments, if any, to the company's results of operations or financial position.


Property and Equipment

     Property and equipment (valued at cost) consisted of the following (in thousands):
                                                           2000        1999
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 6,083     $ 7,916
    Furniture, fixtures, equipment and other . . . . . .   3,791       4,736
    Leasehold improvements . . . . . . . . . . . . . . .   1,585       1,608
    Buildings  . . . . . . . . . . . . . . . . . . . . .     302         302
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                         -------     -------
                                                          12,146      14,947
    Less accumulated depreciation  . . . . . . . . . . .  (8,810)    (10,570)
                                                         -------     -------
                                                         $ 3,336     $ 4,377
                                                         =======     =======

     Depreciation and amortization expense for property and equipment was approximately $1.4 million for 2000, $1.6 million for 1999 and $1.3 million for 1998. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of four to six years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of all other property and equipment is provided principally by the double-declining method over periods of three to twenty years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years.


Deferred Compensation Plans

     Deferred compensation plan expense for the years ended December 31, 2000, 1999 and 1998 was $117 thousand, $29 thousand and $140 thousand, respectively.

     Included in other assets are assets of the deferred compensation plans
which include  equity  securities recorded  at fair value.   The fair value of
these securities was approximately $1.8 million as of December 31, 2000 and 1999. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.


Impairment Review

     The company performs a periodic review of certain assets to determine if impairment has occurred. If impaired, the company writes down the asset to its fair market value.


(2)  Goodwill and Intangible Assets

     As part of the August 29, 1995, acquisition of Energetics, the company recorded approximately $1.7 million of goodwill in connection with this acquisition, including approximately $200 thousand of additional goodwill due to contingency requirements established in the purchase agreement. Goodwill is being amortized by the straight-line method over fifteen years, and approximately $1.2 million of unamortized goodwill remains on the books as of December 31, 2000.

     On December 28, 2000, VSE invested $960 thousand in the acquisition of certain contract and marketing rights. The company will amortize this intangible asset over a period not to exceed five years.

     Amortization expense for goodwill and intangible assets was $115 thousand, $180 thousand and $337 thousand for 2000, 1999, and 1998, respectively.

(3)  Accounts Receivable

     The components of accounts receivable as of December 31, 2000 and 1999, were as follows (in thousands):
                                                           2000        1999
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $ 7,192     $ 7,967
  Unbilled:
    Retainages  . . . . . . . . . . . . . . . . .             71          71
    Other (principally December work billed in
     January) . . . . . . . . . . . . . . . . . .         12,012      11,400
  Less-Allowance for doubtful accounts  . . . . .            (60)        (77)
                                                         -------     -------
    Total accounts receivable                            $19,215     $19,361
                                                         =======     =======

     The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of $201 thousand as of December 31, 2000 and $422 thousand as of December 31, 1999. "Unbilled: Other" also includes certain costs for work performed at risk which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled: Other" were $307 thousand and $287 thousand as of December 31, 2000, and 1999, respectively.

     Contracts with the Government, primarily with the U.S. Department of Defense, accounted for more than 95% of revenues in all years presented. These
contracts were primarily for engineering services.   A contract awarded in 1995
with the U.S. Navy accounted for approximately 40%, 50% and 52% of such revenues in 2000, 1999 and 1998, respectively.

     The company generally expects to collect all accounts receivable other than retainages within one year.


(4)  Debt

     VSE has a revolving loan agreement with a bank on which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2002. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. There were no outstanding amounts borrowed on the loan as of December 31, 2000. The company had a similar predecessor revolving loan agreement with the same bank as of December 31, 1999. There were no outstanding amounts borrowed under this loan agreement as of December 31, 1999.

     Due to losses incurred by VSE's CMstat subsidiary, the disposal of CMstat, and the write off of the CMstat note receivable (see Note 10 "Discontinued Operations"), the company was not in compliance with certain original loan covenants during 2000 and 1999. The company's bank amended the loan agreements in these years to restate certain terms and conditions of the loans, including the covenants with which the company was not compliant. The company was in compliance during 2000 and 1999 with all covenants of the loan agreements as amended.


(5)  Accrued Expenses

     The components of accrued expenses as of December 31, 2000 and 1999, were as follows (in thousands):
                                                           2000         1999
                                                           ----         ----
     Accrued salaries  . . . . . . . . . . . . . . . .    $1,490       $1,766
     Accrued vacation  . . . . . . . . . . . . . . . .     1,518        1,619
     Estimated future losses on fixed-price and
       time and material contracts . . . . . . . . . .       293          583
     Other accrued expenses  . . . . . . . . . . . . .     1,820        2,009
                                                          ------       ------
       Total accrued expenses                             $5,121       $5,977
                                                          ======       ======

(6)  ESOP/401(k) Plan and Profit Sharing Plan

     VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, VSE and certain of its operating entities made contributions into a trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Contributions at the rate of up to 2% of eligible employee compensation were permitted at the discretion of the VSE board of directors and were allocated, subject to a vesting schedule, on a pro rata basis on eligible employee compensation. The 401(k) segment of the plan allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. As of April 1, 1999, the ESOP portion was discontinued and replaced by a plan provision whereby employer 401(k) contributions are made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. The employer contribution is equal to 50% of the employee deferral on the first 5% of the employee pay deferred. The company expense associated with this plan for 2000, 1999, and 1998 was $245 thousand, $333 thousand, and $359 thousand, respectively.

     The ESOP/401(k) plan held 521,014 shares and 582,761 shares of VSE stock as of December 31, 2000 and 1999, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

     Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2000, 1999, and 1998 was $400 thousand, $312 thousand, and $443 thousand, respectively.

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
                                        2000     1999     1998
                                        ----     ----     ----
Net income:            As reported     $  968   $1,534   $1,595
                                       ======   ======   ======
                       Pro forma       $  874   $1,463   $1,542
                                       ======   ======   ======

Earnings per share:    As reported     $ 0.46   $ 0.73   $ 0.75
                                       ======   ======   ======
                       Pro forma       $ 0.41   $ 0.69   $ 0.73
                                       ======   ======   ======

     Under the 1996 Plan, the company may grant options for and sell up to an aggregate of 273,698 shares of the common stock of the company. Through December 31, 2000 the company has granted options for 223,955 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors. The 1996 Plan will terminate on the earliest of February 5, 2006, or the date on which all options under the 1996 plan have been exercised or terminated.

     Under the 1998 Plan, the company may grant options for and sell up to an aggregate of 343,750 shares of common stock. Of the shares available for grant, 15,625 shares may be granted to non-employee directors of VSE, and 328,125 shares may be granted to executive officers and key employees. Through December 31, 2000 the company has granted options for 119,500 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options under the 1998 Plan have been exercised or terminated.

     Information with respect to stock options is as follows:
                                  Weighted         Weighted          Weighted
                                  Average          Average           Average
                                  Exercise         Exercise          Exercise
                            2000   Price     1999   Price     1998    Price
                            ----   -----     ----   -----     ----    -----
Number of shares under
 stock options:
 Outstanding at beginning
  of year                  279,085  $11.01  234,273  $10.95  205,283  $11.38
 Granted                    79,000    7.89   69,750   10.93   47,000    9.42
 Exercised                       -       -     (313)   9.42        -       -
 Forfeited                 (14,630)  11.29  (24,625)  10.32  (18,010)  11.80
                           -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  343,455  $10.28  279,085  $11.01  234,273  $10.95
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year                  247,486  $10.80  213,585  $11.02  142,642  $11.07
                           =======  ======  =======  ======  =======  ======

Weighted average remaining
  contractual life         5 years          6 years          7 years

Weighted average fair
 value of options granted    $3.32            $2.36            $2.14
                             =====            =====            =====

     The fair value of the options is estimated on the date of grant using the
Black-Scholes option pricing model.  The following assumptions were used in the pricing calculation for 2000, 1999 and 1998:
                                          2000       1999       1998
                                          ----       ----       -----
Risk free interest rate                   6.42%      4.57%      5.47%
Dividend yield                            2.00%      2.00%      2.00%
Expected life                            3 years    3 years    3 years
Expected volatility                      61.95%     29.00%     29.00%


(8)  Income Taxes

     The company files consolidated federal income tax returns with all of its subsidiaries.  The components of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):
                                                   2000      1999      1998
                                                   ----      ----      ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $  682    $1,691    $1,324
     State . . . . . . . . . . . . . . . . . . .     169       393       289
                                                  ------    ------    ------
                                                     851     2,084     1,613
  Deferred
     Federal . . . . . . . . . . . . . . . . . .     (36)     (432)      249
     State   . . . . . . . . . . . . . . . . . .      (9)     (117)       71
                                                  ------    ------    ------
                                                     (45)     (549)      320
                                                  ------    ------    ------
  Provision for income taxes                      $  806    $1,535    $1,933
                                                  ======    ======    ======

                                       33

     The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 2000, 1999 and 1998 are as follows (in thousands):
                                                   2000      1999      1998
                                                   ----      ----      ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $  744    $1,326    $1,682
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .     112       180       238
     Permanent differences, net  . . . . . . . .       -         9        30
     Other, net  . . . . . . . . . . . . . . . .     (50)       20       (17)
                                                  ------    ------    ------
     Provision for income taxes                   $  806    $1,535    $1,933
                                                  ======    ======    ======

     The company's deferred tax assets (liabilities) as of December 31, 2000 and
1999, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                        2000           1999
                                                        ----           ----
   Current deferred tax assets   . . . . . . . . . .   $1,035         $1,334
   Current deferred tax liabilities  . . . . . . . .     (182)          (407)
                                                       ------         ------
     Net current deferred tax assets . . . . . . . .      853            927
                                                       ------         ------
   Noncurrent deferred tax assets  . . . . . . . . .    1,101          1,031
   Noncurrent deferred tax liabilities . . . . . . .     (254)          (253)
   Valuation allowance . . . . . . . . . . . . . . .        -            (50)
                                                       ------         ------
     Net noncurrent deferred tax assets  . . . . . .      847            728
                                                       ------         ------
   Net deferred tax assets . . . . . . . . . . . . .   $1,700         $1,655
                                                       ======         ======

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The company had established such a valuation allowance for the deferred tax asset associated with certain real property because of the uncertainty that the deferred tax asset would be fully realized. It was determined that this valuation allowance was no longer necessary. As a result, the allowance was reversed as of December 31, 2000.

     The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows (in thousands):
                                                        2000           1999
                                                        ----           ----
   Deferred compensation . . . . . . . . . . . . . .   $1,317         $1,377
   Accrued expenses  . . . . . . . . . . . . . . . .      205            263
   Accelerated depreciation  . . . . . . . . . . . .       84              6
   Allowance for contract and other disallowances  .       68            163
   Bad debt expense  . . . . . . . . . . . . . . . .       25             32
   Retainages not taxed until billed.  . . . . . . .      (61)           (68)
   Deferred revenues . . . . . . . . . . . . . . . .      (90)          (338)
   Intangible assets . . . . . . . . . . . . . . . .       37             41
   Other . . . . . . . . . . . . . . . . . . . . . .      115            229
                                                       ------         ------
                                                        1,700          1,705
   Valuation allowance . . . . . . . . . . . . . . .        -            (50)
                                                       ------         ------
   Net deferred tax assets                             $1,700         $1,655
                                                       ======         ======

(9)  Commitments and Contingencies

Leases

     The principal facilities of the company and its subsidiaries are generally rented under noncancelable operating leases for periods of one to ten years. The company and its subsidiaries also lease furniture and equipment generally under noncancelable operating leases for periods of one to five years. Rent expense for 2000, 1999 and 1998 was approximately $1.9 million, $1.9 million, and $2.1 million, respectively, which was net of sublease income of $694 thousand, $686 thousand and $464 thousand, respectively. The future minimum annual rental required under leases having remaining noncancelable lease terms in excess of one year, net of noncancelable sublease income, will approximate $1.7 million in 2001 and 2002 and $1.3 million 2003, 2004 and 2005, and $1.4 million thereafter.


Litigation

     The company and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. The company is not aware of any present claims which would have a material adverse effect on the company's financial condition or results of operations.


(10) Discontinued Operations

       On May 21, 1999, the company sold all of its interests in the SPS segment. This entailed selling its CMstat subsidiary for an $800 thousand promissory note. While the sale was a divestiture for legal and tax purposes, for accounting purposes, the sale was not originally provided discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation"("SAB No. 30") since the sale did not transfer the risks of ownership because the sales price was primarily dependent on the buyer's ability to repay the promissory note.

       As of December 31, 2000, the company has determined that the promissory note acquired from the sale of its CMstat subsidiary is not collectible and has written off the remaining balance. Accordingly, the consolidated financial statements have been restated to reflect the disposition of its CMstat subsidiary as discontinued operations. The revenues, costs and expenses, assets and liabilities and cash flows from the CMstat subsidiary have been excluded from the respective captions in the Consolidated Statement of Operations, Balance Sheets, Cash Flows and related footnotes.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in the company's independent public accountants or disagreements with such accountants on accounting principles or practices or financial statement disclosures.

                                    PART III


ITEM 10.   Directors and Executive Officers of the Registrant

     Information with respect to Directors of the company is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be filed not later than 120 days after December 31, 2000, with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement"). Certain information relating to Executive Officers of the company appears on page 10 of this Form 10-K Annual Report.


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

                                VSE CORPORATION

Date:  March 7, 2001                  By:  /s/  C. S. Weber
                                           -----------------------------
                                           C. S. Weber, Executive Vice
                                           President and Chief Financial
                                           Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

Principal Executive Officers:

     /s/ D. M. Ervine
     ---------------------------------------------------------------
     D. M. Ervine, Chairman of the Board and Chief Executive Officer

     /s/ J. M. Todd
     ---------------------------------------------------------------
     J. M. Todd, President and Chief Operating Officer

(b)  Principal Financial Officer:  (c)  Principal Accounting Officer:

     /s/ C. S. Weber                    /s/ T. R. Loftus
     -----------------------------      ----------------------------
     C. S. Weber, Executive Vice        T. R. Loftus, Senior Vice
     President and Chief Financial      President and Comptroller
     Officer

Directors:

     /s/ D. M. Ervine                   /s/ D. M. Osnos
     -----------------------------      ----------------------------
     D. M. Ervine                       D. M. Osnos

     /s/ R. J. Kelly                    /s/ J. D. Ross
     -----------------------------      ----------------------------
     R. J. Kelly                        J. D. Ross

                                        /s/ B. K. Wachtel
     -----------------------------      ----------------------------
     C. M. Kendall                      B. K. Wachtel

     /s/ C. S. Koonce
     -----------------------------
     C. S. Koonce

                                 EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                             *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996                *
               By-Laws of VSE Corporation as amended through
                 May 16, 2000 (Exhibit 3.2 to Form 10-Q dated
                 October 27, 2000)                                       *
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)                         *
     9       Voting trust agreement                              Not Applicable
    10       Material contracts
             Employment Agreement entered into as of December 10,
               1997, by and between VSE Corporation and
               Byron S. Bartholomew                                 Exhibit VI
             Employment Agreement entered into as of December 10,
               1997, by and between VSE Corporation and
               Jayne M. Tuohig                                      Exhibit VII
             Employment Agreement entered into as of December 10,
               1997, by and between VSE Corporation and
               Craig S. Weber                                       Exhibit VIII
             Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)                                           *
             Employment Agreement entered into as of January 15,
               1999, by and between VSE Corporation and
               Energetics, Incorporated and Robert J. Kelly
               (Exhibit VII to Form 10-K dated March 18, 1999)           *
             Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)                                           *
             Employment Agreement dated as of November 1,
               2000, by and between VSE Corporation and
               James M. Todd                                        Exhibit V
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                           *

                                 EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
             Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                             *
             VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996)
             VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)
             VSE Corporation 1998 Non-employee Directors Stock Plan
               (Appendix B to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on May 6, 1998)
    12       Statements re computation of ratios                 Not Applicable
    13       Annual report to security holders, Form 10-Q
               or quarterly report to security holders              Exhibit II
    16       Letter re change in certifying accountant           Not Applicable
    18       Letter re change in accounting principles           Not Applicable
    21       Subsidiaries of the registrant                         Exhibit I
    22       Published report regarding matters submitted
               to vote of security holders                       Not Applicable
    23       Consents of independent public accountants and
              counsel                                               Exhibit IV
    24       Power of attorney                                   Not Applicable
    27       Financial Data Schedule                                Exhibit III
    99       Additional exhibits                                 Not Applicable



*Document has been filed as indicated and is incorporated by reference herein.