Form 10-Q
period 2001-03-31
VSE CORP
filed 2001-05-01
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001        Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of May 1, 2001: 2,125,863.

VSE Corporation and Subsidiaries



Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "company") results to differ materially from those anticipated in the forward looking statements contained in this statement, see VSE's "Narrative Description of Business", "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report and Form 10-K for the fiscal year ended December 31, 2000 (Form 10-K) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the company.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                        March 31,  December 31,
                                                          2001        2000
                                                          ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    695    $    647
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     21,337      19,215
  Deferred tax assets  . . . . . . . . . . . . . . .        905         853
  Other current assets . . . . . . . . . . . . . . .      1,820       1,533
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     24,757      22,248


Property and equipment, net  . . . . . . . . . . . .      3,274       3,336
Deferred tax assets  . . . . . . . . . . . . . . . .        823         847
Intangible assets, net . . . . . . . . . . . . . . .      2,056       2,134
Other assets . . . . . . . . . . . . . . . . . . . .      2,838       2,958
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 33,748    $ 31,523
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $  9,701    $  8,678
  Accrued expenses   . . . . . . . . . . . . . . . .      4,972       5,121
  Dividends payable  . . . . . . . . . . . . . . . .         85          85
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     14,758      13,884

Long-term debt . . . . . . . . . . . . . . . . . . .      1,304           -
Deferred compensation  . . . . . . . . . . . . . . .      1,722       1,846
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     17,784      15,730
                                                       ========    ========
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,197,863 shares in 2001
    and 2,194,289 shares in 2000 . . . . . . . . . .        110         110
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,914       3,914
  Retained earnings  . . . . . . . . . . . . . . . .     12,732      12,561
  Treasury stock, at cost (72,000 shares in 2001
    and 2000)  . . . . . . . . . . . . . . . . . . .       (792)       (792)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     15,964      15,793
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 33,748    $ 31,523
                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income           For the three months ended March 31,
--------------------------------------------------------------------------------
(in thousands, except share amounts)

                                                           2001          2000
                                                           ----          ----
Revenues, principally from contracts . . . . . . . .   $  30,442     $  31,178

Costs and expenses of contracts  . . . . . . . . . .      29,948        29,940
                                                       ---------     ---------
Gross profit . . . . . . . . . . . . . . . . . . . .         494         1,238

Selling, general and administrative expenses . . . .          49           163

Interest expense, net  . . . . . . . . . . . . . . .          15            54
                                                       ---------     ---------
Income before income taxes . . . . . . . . . . . . .         430         1,021

Provision for income taxes . . . . . . . . . . . . .         174           403
                                                       ---------     ---------
Net income . . . . . . . . . . . . . . . . . . . . .   $     256     $     618
                                                       =========     =========

Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.12     $    0.29
                                                       =========     =========

Basic weighted average shares outstanding              2,125,863     2,122,289
                                                       =========     =========

Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.12     $    0.29
                                                       =========     =========

Diluted weighted average shares outstanding            2,125,863     2,122,289
                                                       =========     =========

   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------
(in thousands)

                                  Common Stock    Paid-In   Retained   Treasury
                                 Shares  Amount   Surplus   Earnings    Stock
                                 ------  ------   -------   --------    -----
Balance at
  December 31, 1999 . . . .      2,194   $  110   $ 3,894   $ 11,933   $  (792)

Net income
  for the year  . . . . . .         --       --        --        968        --

Issuance of stock . . . . .          4       --        20         --        --
Dividends declared
  ($.16)  . . . . . . . . .         --       --        --       (340)       --
                                 -----   ------   -------   --------   -------
Balance at
  December 31, 2000 . . . .      2,198      110     3,914     12,561      (792)

Net income
  for the period  . . . . .         --       --        --        256        --

Dividends declared
  ($.04)  . . . . . . . . .         --       --        --        (85)       --
                                 -----   ------   -------   --------   -------
Balance at
  March 31, 2001  . . . . .      2,198   $  110   $ 3,914   $ 12,732   $  (792)
                                 =====   ======   =======   ========   =======

   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows    For the three months ended March 31,
-----------------------------------------------------------------------------
(in thousands)


                                                              2001     2000
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $   256  $   618
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization   . . . . . . . . . . .      362      397
     Loss (gain) on sale of property and equipment . . . .        9       (9)
     Deferred compensation plan expense  . . . . . . . . .       11       36
     Net payments of deferred compensation . . . . . . . .     (135)      (5)
     Change in Deferred taxes  . . . . . . . . . . . . . .      (28)      33
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .   (2,122)     716
     Other current assets and noncurrent assets  . . . . .     (167)    (432)
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .    1,023     (277)
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (149)    (360)
                                                            -------  -------
       Net cash (used in)provided by operating activities      (940)     717
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . .     (231)     (54)
                                                            -------  -------
       Net cash used in investing activities                   (231)     (54)
                                                            -------  -------
Cash flows from financing activities:
  Net proceeds from bank loan  . . . . . . . . . . . . . .    1,304    1,278
  Cash dividends paid  . . . . . . . . . . . . . . . . . .      (85)     (76)
                                                            -------  -------
       Net cash provided by financing activities              1,219    1,202
                                                            -------  -------
Net cash provided by discontinued operations . . . . . . .        -       25
                                                            -------  -------

Net increase in cash and cash equivalents  . . . . . . . .       48    1,890
  Cash and cash equivalents at beginning of period . . . .      647       62
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $   695  $ 1,952
                                                            =======  =======

   The accompanying notes are an integral part of these financial statements.

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2000.


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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist of the operations of the parent company, operations of the company's wholly owned subsidiaries and operations of the company's divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Operations of unincorporated divisions include BAV Division ("BAV"), Ordnance Division ("Ordnance"), Value Systems Services Division ("VSS"), Fleet Maintenance Division ("Fleet Maintenance"), Telecommunications Technologies Division ("TTD") beginning in September 2000, GSA Services Division ("GSA Services"), and Land Systems Division ("Land Systems") beginning in February 2001.

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items for the three month periods ended March 31, 2001 and 2000 (in thousands):
                                                                   2001
                                                                 Compared
                                                                    to
                                               2001      2000      2000
                                               ----      ----      ----
Revenues . . . . . . . . . . . . . . . . .   $30,442   $31,178   $  (736)
                                             =======   =======   =======

Income before income taxes . . . . . . . .   $   430   $ 1,021   $  (591)
Provision for income taxes . . . . . . . .       174       403      (229)
                                             -------   -------   -------
Net income  . . .  . . . . . . . . . . . .   $   256   $   618   $  (362)
                                             =======   =======   =======

Results of Operations

The discussion and analysis that follow are intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company. The company is engaged principally in providing engineering, logistics, management and technical services to the U.S. Government (the "government") and other government prime contractors. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.

Revenues declined by approximately 2% for the three month period ended March 31, 2001, as compared to the same period of 2000. The decrease in revenues was primarily due to the expiration of contracts performed by VSS for the U. S. Navy (see "VSS Contract" below) and by VSE for the U. S. Postal Service (see "USPS Contract" below), and a reduction in revenue associated with the company's sale of its HRSI Health Care Division contracts in July of 2000. The reduction in revenue from these contracts was offset substantially by increases in revenues in some of the company's other divisions and subsidiaries, most notably by increased revenues in TTD and SRR.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The company operates in one segment. Pretax income decreased by approximately 58% for the three month period ended March 31, 2001, as compared to the same period of 2000. This decrease was primarily due to losses experienced by TTD (see "New Business" below), to the loss of profits associated with the expira-tion of the VSS and USPS contracts, and to a reduction in award fees to BAV (see "BAV Contract" below).

The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's revenues have historically been subject to annual fluctua-tions resulting from changes in the level of Defense spending. Accordingly, there can be no assurance that any future reductions in Defense spending will not have a material adverse impact on the company's results of operations or financial condition.

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

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Contract terms

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


specify award fee payments to BAV that are determined by performance and level of contract activity. The contract accounted for approximately 38% and 36% of consolidated revenues from operations during the three month periods ended March 31, 2001 and 2000, respectively. The level of revenues and associated profits resulting from award fees generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. Award fees received during the three month period ended March 31, 2001, which were based on reduced revenue levels experienced during the fourth quarter of 2000, were lower than award fees received during the three month period ended March 31, 2001. This contributed to the decline in pretax income during 2001 as compared to 2000. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

VSS Contract. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems Command. VSS began work on this contract in 1994 and the last option year was scheduled to end in 1999. The government extended the contract through April 28, 2000. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. The contract accounted for a majority of the work in the VSS Division during the period from 1995 through 1999, but represented less than 10% of the company's revenues during this time. The loss of revenues associated with the expiration of this contract contributed to the decline in revenues and pretax income during the first three months of 2001 as compared to 2000.

USPS Contract. VSE had a contract to provide engineering support services to the
U. S. Postal Service. VSE was not awarded the successor contract, and work on this contract effort terminated as of January 31, 2001. Revenues on this contract represented approximately 8% of the company's revenues during 2000.
The loss of revenues from this contract expiration contributed to the decline in revenues and pretax profit during the first three months of 2001 as compared to 2000. The company's future revenues and pretax income will be reduced by the loss of revenues associated with the expiration of this contract.

Discontinued Operations. On May 21, 1999, the company sold its CMstat subsidiary for an $800 thousand promissory note. While the sale was a divestiture for legal and tax purposes, for accounting purposes, the sale was not originally provided discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation"("SAB No. 30") since the sale did not transfer the risks of ownership because the sales price was primarily dependent on the buyer's ability to repay the promissory note. In December 2000, the company determined that the promissory note acquired from the sale of its CMstat subsidiary was not collectible and the remaining balance was written off. Accordingly, the company's consolidated financial statements were restated to reflect the disposition of its CMstat subsidiary as discontinued operations.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Financial Condition

VSE's financial condition did not change materially during the three month period ended March 31, 2001. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. An increase in accounts receivable of approximately $2 million at March 31, 2001, as compared to December 31, 2000, and a corresponding increase of approximately $2 million in accounts payable and long-term bank debt combined, resulted primarily from a large subcontractor invoice that was processed in March 2001, by BAV. Other assets and liabilities remained substantially unchanged. The increase in total stockholder's investment during this period resulted from earnings and dividend activity.


Liquidity and Capital Resources

Cash and cash equivalents increased by approximately $48 thousand during the three month period ended March 31, 2001. Cash provided by financing activities was approximately $1.2 million. Cash used in operating activities was approximately $900 thousand and cash used in investing activities was approximately $200 thousand. Significant financing activities included an increase of approximately $1.3 million in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

Cash and cash equivalents increased by approximately $1.9 million during the three month period ended March 31, 2000. Cash from financing activities contributed approximately $1.2 million of the increase and cash from operating activities contributed approximately $717 thousand. Approximately $54 thousand was used in investing activities. Significant financing activities included an increase of approximately $1.3 million in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

The difference between cash used in operating activities of approximately $900 thousand in 2001 as compared to cash provided by operating activities of approximately $700 thousand in 2000 is primarily due to changes in the levels of accounts receivable and accounts payable resulting from fluctuations in BAV contract activity, the expiration of the VSS and USPS contracts, and an increase in the company's business from SRR and TTD.

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. The increase in accounts receivable for the three month period ended March 31, 2001 has resulted in a decrease in internally generated cash flows. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, start-up and termination costs associated with new

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


or completed contracts, and differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company. Internal liquidity is also affected by the acquisition of capital assets for office and computer support and by the payment of cash dividends. Purchases of capital assets for office and computer support may fluctuate from quarter to quarter, but have not varied significantly on an annual basis in recent years.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Debt" note in "Notes to Consolidated Financial Statements".) The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of the quarter ended March 31, 2001. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million in the prior year. The company determined that the new loan amount was adequate to cover current and future liquidity requirements.

Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank loan commitment are adequate to meet current operating cash requirements.

Quarterly cash dividends at the rate of $.04 per share were declared during the three month period ended March 31, 2001. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


Inflation and Pricing

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally reimbursable at cost. VSE property and equipment consists principally of computer systems equip-ment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.


Forward-Looking Disclosures

New Business

VSE has begun several new business initiatives in recent years. The company expects these new business initiatives to contribute to future revenue growth.

In August 2000, VSE formed TTD to continue a strategy to support customers with
effective multimedia and information technology solutions.   In December
2000,  VSE invested  $960 thousand in  the acquisition of certain contract and

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


marketing rights to enhance TTD's growth opportunities. TTD markets the company's growing capability to provide customers with the latest products, services, and support in network, multimedia, and audio-visual technology. TTD specializes in maintaining and staffing products and services to create state of the art, network and multimedia technology systems. This includes "turnkey" design, installation, management and support for a wide variety of voice, data, multimedia and related projects.

In June 1999, VSE formed SRR to pursue business opportunities associated with dismantling ships that are no longer usable. SRR is a partner in a joint venture that was awarded a contract associated with a new government program to dismantle and recycle inactive U.S. Navy ships. The contract requires the joint venture to dismantle U.S. Navy ships and recover costs by selling salvageable materials and parts. Work on this contract began in February 2000. SRR is pursuing additional opportunities associated with dismantling ships and salvaging materials and spare parts.


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

                         VSE CORPORATION


Date:  May 1, 2001                    /s/ C. S. Weber
                                      _____________________________________
                                      C. S. Weber, Executive Vice President
                                           and Chief Financial Officer


Date:  May 1, 2001                    /s/ T. R. Loftus
                                      _____________________________________
                                      T. R. Loftus, Senior Vice President
                                                and Comptroller
                                         (Principal Accounting Officer)






The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.