Form 10-Q
period 2001-06-30
VSE CORP
filed 2001-07-31
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001        Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of July 31, 2001: 2,145,863.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                        June 30,  December 31,
                                                          2001        2000
                                                          ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    585    $    647
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     18,303      19,215
  Deferred tax assets  . . . . . . . . . . . . . . .        935         853
  Other current assets . . . . . . . . . . . . . . .      2,112       1,533
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     21,935      22,248

Property and equipment, net  . . . . . . . . . . . .      3,512       3,336
Deferred tax assets  . . . . . . . . . . . . . . . .        841         847
Intangible assets, net . . . . . . . . . . . . . . .      1,978       2,134
Other assets . . . . . . . . . . . . . . . . . . . .      2,916       2,958
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 31,182    $ 31,523
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $  6,448    $  8,678
  Accrued expenses   . . . . . . . . . . . . . . . .      5,161       5,121
  Dividends payable  . . . . . . . . . . . . . . . .         85          85
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     11,694      13,884

Long-term debt . . . . . . . . . . . . . . . . . . .      1,338           -
Deferred compensation  . . . . . . . . . . . . . . .      1,798       1,846
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     14,830      15,730
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,145,863 shares in 2001
    and 2,197,863 shares in 2000 . . . . . . . . . .        107         110
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,264       3,914
  Retained earnings  . . . . . . . . . . . . . . . .     12,981      12,561
  Treasury stock, at cost (72,000 shares in 2000). .          -        (792)
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     16,352      15,793
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 31,182    $ 31,523
                                                       ========    ========

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income   For the three and six months ended June 30,
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                         Three Months             Six Months
                                       2001        2000        2001         2000
                                       ----        ----        ----         ----
Revenues, principally from
  contracts . . . . . . . . . . .  $  24,633   $  31,435   $  55,075   $  62,511

Costs and expenses of contracts .     24,010      30,765      53,958      60,600
                                   ---------   ---------   ---------   ---------
Gross profit  . . . . . . . . . .        623         670       1,117       1,911

Selling, general and administrative
  expenses . . . . .                      64          24         113         192

Interest expense (income) . . . .         14         (13)         29          39
                                   ---------   ---------   ---------   ---------
Income before income taxes  . . .        545         659         975       1,680

Provision for income taxes  . . .        211         257         385         660
                                   ---------   ---------   ---------   ---------
Net income  . . . . . . . . . . .  $     334   $     402   $     590   $   1,020
                                   =========   =========   =========   =========

Basic earnings per share:

Net income  . . . . . . . . . . .  $     .16   $     .19   $     .28   $     .48
                                   =========   =========   =========   =========
Basic weighted average shares
  outstanding                      2,130,863   2,122,289   2,128,720   2,122,289
                                   =========   =========   =========   =========

Diluted earnings per share:

Net income  . . . . . . . . . . .  $     .16   $     .19   $     .28   $     .48
                                   =========   =========   =========   =========
Diluted weighted average shares
  outstanding                      2,130,863   2,122,289   2,128,720   2,122,289
                                   =========   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------
(in thousands)

                                  Common Stock    Paid-In   Retained   Treasury
                                Shares   Amount   Surplus   Earnings    Stock
                                ------   ------   -------   --------    -----
Balance at
  December 31, 1999 . . . .      2,194   $  110   $ 3,894   $ 11,933   $  (792)

Net income
  for the year  . . . . . .         --       --        --        968        --

Issuance of stock . . . . .          4       --        20         --        --

Dividends declared
  ($.16)  . . . . . . . . .         --       --        --       (340)       --
                                 -----   ------   -------   --------   -------
Balance at
  December 31, 2000 . . . .      2,198      110     3,914     12,561      (792)

Net income
  for the period  . . . . .         --       --        --        590        --

Issuance of
  Treasury stock  . . . . .         --       --       (81)        --       220

Retirement of
  Treasury stock  . . . . .        (52)      (3)     (569)        --       572

Dividends declared
  ($.08)  . . . . . . . . .         --       --        --       (170)       --
                                 -----   ------   -------   --------   -------
Balance at
  June 30, 2001 . . . . . .      2,146   $  107   $ 3,264   $ 12,981   $    --
                                 =====   ======   =======   ========   =======

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows         For the six months ended June 30,
-------------------------------------------------------------------------------
(in thousands)

                                                              2001     2000
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $   590  $ 1,020
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization   . . . . . . . . . . .      754      802
     Loss (gain) on sale of property and equipment   . . .       26     (114)
     Deferred compensation plan expense  . . . . . . . . .       25       35
     Net payments of deferred compensation . . . . . . . .      (73)     (89)
     Change in Deferred taxes  . . . . . . . . . . . . . .      (76)     133
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .      912      591
     Other current assets and noncurrent assets  . . . . .     (537)  (2,308)
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .   (2,230)  (1,713)
     Accrued expenses  . . . . . . . . . . . . . . . . . .       40     (239)
                                                            -------  -------
       Net cash (used in) operating activities                 (569)  (1,882)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . .     (800)     (45)
  Proceeds from note receivable from business transferred         -       50
                                                            -------  -------
       Net cash (used in) provided by investing activities     (800)       5
                                                            -------  -------
Cash flows from financing activities:
  Net proceeds from bank loan  . . . . . . . . . . . . . .    1,338    2,695
  Cash dividends paid  . . . . . . . . . . . . . . . . . .     (170)    (161)
  Issuance of common stock . . . . . . . . . . . . . . . .      139        -
                                                            -------  -------
       Net cash provided by financing activities              1,307    2,534
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents . . .      (62)     657
  Cash and cash equivalents at beginning of period . . . .      647       62
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $   585  $   719
                                                            =======  =======

The accompanying notes are an integral part of these financial statements.

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

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

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The company does not anticipate that adoption of SFAS No. 141 will have a material impact, either positive or negative, on future results of operations or financial condition.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets. Under SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life and intangible assets with indefinite lives will no longer be amortized over an arbitrary number of years. The effective date for VSE's implementation of SFAS No. 142 is January 1, 2002. The company does not anticipate that adoption of SFAS
No. 142 will have a material impact, either positive or negative, on future results of operations or financial condition.

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Debt

VSE has a revolving loan agreement with a bank on which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2003. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million dollars. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements.


Litigation

In June 2001 a personal injury lawsuit was filed against VSE, Astoria Metals Corporation ("AMC"), Ship Dismantlement and Recycling Joint Venture,
Earth Tech, Inc., and Tyco International Ltd. in the Superior Court of the
State of California for the County of Alameda (Case No. 835601-7).   While the
plaintiffs' complaint does not specify the amount of alleged damages suffered, the plaintiffs have provided the defendants with a notice of damages aggregating approximately $20 million. VSE believes that it has meritorious defenses to the plaintiffs' claims and intends to contest the lawsuit vigorously. While there is no assurance, VSE believes that the resolution of the lawsuit will not have a material adverse effect on VSE's consolidated financial position or results of operations.

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

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items for the three and six month periods ended June 30, 2001 and 2000 (in thousands):
                                                                  2001
                                                                Compared
                                                                   to
                          Three Months       Six Months           2000
                         Ended June 30,     Ended June 30   ----------------
                         --------------     -------------   Three     Six
                         2001      2000     2001     2000   Months    Months
                         ----      ----     ----     ----   ------    ------
Revenues . . . . . . . $24,633   $31,435  $55,075  $62,511  $(6,802)  $(7,436)
                       =======   =======  =======  =======  =======   =======

Pretax income  . . . . $   545   $   659  $   975  $ 1,680  $  (114)  $  (705)
Provision for income
  taxes  . . . . . . .     211       257      385      660      (46)     (275)
                       -------   -------  -------  -------  -------   -------
Net income  . . .  . . $   334   $   402  $   590  $ 1,020  $   (68)  $  (430)
                       =======   =======  =======  =======  =======   =======

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


Results of Operations

Revenues declined by approximately 21% and 12%, respectively, for the three month and six month periods ended June 30, 2001, as compared to the same periods of 2000. The decrease in revenues was primarily due to a decrease in the level of services ordered under the BAV contract (see "BAV Contract" below), the expiration of contracts performed by VSS for the U.S. Navy and by VSE for the U.S. Postal Service (see "VSS Contract" and "USPS Contract" below), and a reduction in revenue associated with the company's sale of its HRSI Health Care Division contracts in July of 2000. The reduction in revenue from these contracts was partially offset by increases in revenues in some

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


of the company's other divisions and subsidiaries, most notably by increased revenues in TTD, SRR, and Energetics.


Pretax income decreased by approximately 17% and 42%, respectively, for the three month and six month periods ended June 30, 2001, as compared to the same periods of 2000. The decrease for the six month period was primarily due to losses experienced by TTD during the first quarter of 2001, to the loss of profits associated with the expiration of the VSS and USPS contracts, and to a reduction in fee income associated with the decrease in the level of services ordered under the BAV contract. The decrease for the three month period was primarily due to the loss of profits associated with the expiration of USPS contract, to a reduction in fee income associated with the decrease in the level of services ordered under the BAV contract, and to losses caused by increased costs incurred by SRR. The decreases in pretax income for the three month and six month periods ended June 30, 2001 were partially offset by increased profitability of Energetics in these periods and a non-recurring VSE sublease transaction that resulted in an addition to pre-tax income of $250,000 during the second quarter of 2001.

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

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. The contract accounted for approximately 36% and 38% of consolidated revenues from operations during the six month periods ended
June 30, 2001 and 2000, respectively. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. Fee income received during the three and six month periods ended June 30, 2001, which was based on reduced revenue levels experienced during the fourth quarter of 2000 and first quarter of 2001, was lower than fee income received during comparable periods during 2000. This contributed to the decline in pretax income during 2001 as compared to 2000. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


VSS Contract. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems Command. VSS began work on this contract in 1994 and the last option year was scheduled to end in 1999. The government extended the contract through April 28, 2000. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. The contract accounted for a majority of the work in the VSS Division during the period from 1995 through 1999, but represented less than 10% of the company's revenues during this time. The loss of revenues associated with the expiration of this contract contributed to the decline in revenues and pretax income during the first six months of 2001 as compared to 2000.

USPS Contract. VSE had a contract to provide engineering support services to the U.S. Postal Service. VSE was not awarded the successor contract, and work on this contract effort terminated as of January 31, 2001. Revenues on this contract represented approximately 8% of the company's revenues during 2000. The loss of revenues from this contract expiration contributed to the decline in revenues and pretax profit during the first six months of 2001 as compared to 2000.

Discontinued Operations. On May 21, 1999, the company sold its CMstat subsidiary for an $800 thousand promissory note. The sale was a divestiture for legal and tax purposes, but was primarily dependent on the buyer's ability to repay the promissory note. Accordingly, the sale was not originally provided discontinued operations treatment under Staff Accounting Bulletin
No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation"("SAB No. 30") since it did not transfer the risks of ownership. In December 2000, the company determined that the promissory note acquired from the sale of its CMstat subsidiary was not collectible and the remaining balance was written off. Accordingly, the company's consolidated financial statements were restated to reflect the disposition of its CMstat subsidiary as discontinued operations.


Financial Condition

VSE's financial condition did not change materially during the six month period ended June 30, 2001. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. A decrease in accounts receivable of approximately $900 thousand at June 30, 2001, as compared to December 31, 2000, and a corresponding decrease of approximately $900 thousand in accounts payable and long-term bank debt combined, resulted primarily from the decrease in revenues. Other assets and liabilities remained substantially unchanged. The increase in total stockholders' investment during this period resulted from earnings and dividend activity and from the sale of a portion of the company's Treasury Stock to a director. The remaining Treasury Stock was retired.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Liquidity and Capital Resources

Cash and cash equivalents decreased by approximately $62 thousand during the six month period ended June 30, 2001. Cash provided by financing activities was approximately $1.3 million. Cash used in investing activities was approximately $800 thousand and cash used in operating activities was approximately $600 thousand. Significant financing activities included an increase of approximately $1.3 million in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

Cash and cash equivalents increased by approximately $700 thousand during the six month period ended June 30, 2000. Cash from financing activities provided approximately $2.5 million and cash used in operating activities was approximately $1.9 million. Significant financing activities included increased borrowing on the company's bank loan of approximately $2.7 million. Significant investing activities included purchases of property and equipment, net of dispositions, of approximately $45 thousand.

The difference between cash used in operating activities of approximately $600 thousand in 2001 as compared to approximately $1.9 million in 2000 is primarily due to changes in the levels of other current assets associated with a significant deposit made by the BAV Division in June 2000.

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, start-up and termination costs associated with new or completed contracts, and differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company. A decrease in accounts payable during the six month period ended
June 30, 2001 due to the timing of certain large dollar vendor payments by the BAV division in late 2000 and early 2001 contributed to a decrease in internally generated cash flows. Internal liquidity is also affected by the acquisition of capital assets for office and computer support and by the payment of cash dividends.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Debt" note in "Notes to Consolidated Financial Statements".) The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of the quarter ended June 30, 2001. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million in the prior year. The company determined that the new loan amount was adequate to cover current and future liquidity requirements.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Performance of work under the BAV contract has the potential to cause substantial requirements for cash; however, management believes that the cash flows from future operations and the bank loan commitment are adequate to meet current operating cash requirements.

Quarterly cash dividends at the rate of $.04 per share were declared during the six month period ended June 30, 2001. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


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

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets. Under SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life and intangible assets with indefinite lives will no longer be amortized over an arbitrary number of years. The effective date for VSE's implementation of SFAS No. 142 is January 1, 2002. The company does not anticipate that adoption of SFAS
No. 142 will have a material impact, either positive or negative, on future results of operations or financial condition.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis



Disclosures About Market Risk

Government Procurement Policies and Practices

VSE's business is subject to the risks arising from domestic economic conditions and political factors that may impact the budgets and program funding of customers served through VSE's contracts. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. VSE's revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Future budgetary and funding decisions by government lawmakers or Defense restructuring efforts could affect the types and level of services provided by VSE to its government customers and could potentially have a material adverse impact on the company's results of operations or financial condition.

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

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with potential foreign customers served through VSE's contracts with the U.S. Government. For example, an economic slowdown in countries served under the BAV contract could potentially affect BAV sales. Likewise, failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could also affect sales. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information


Item 1.    Legal Proceedings.

In June 2001 Marcos and Silveira Garcia filed a lawsuit, as amended, against VSE, Astoria Metals Corporation ("AMC"), Ship Dismantlement and Recycling Joint Venture ("SDR"), Earth Tech, Inc., and Tyco International Ltd. in the Superior Court of the State of California for the County of Alameda (Case
No. 835601-7).   The  lawsuit  alleges that the plaintiffs are entitled to
damages for personal injuries to Marcos Garcia arising out of an accident which occurred on June 10, 2000, at a dry-dock facility at the former Hunters Point Naval Shipyard in San Francisco, California. The dry-dock facility was operated by AMC, a subcontractor to SDR, which is a joint venture 50% owned by VSE's wholly owned subsidiary Ship Remediation and Recycling, Inc. and 50% owned by Earth Tech, Inc., a subsidiary of Tyco International Ltd. Mr. Garcia was an employee of a subcontractor to AMC. The plaintiffs allege, among other things, that the defendants failed to exercise due care and diligence in the operation of the dry-dock facility, resulting in personal injuries to Mr. Garcia. While the plaintiffs' amended complaint in the lawsuit does not specify the amount of alleged damages suffered by the plaintiffs, the plaintiffs have provided the defendants with a notice of damages claiming damages aggregating approximately $20 million. The operations of VSE and SDR in 2000 were subject to liability insurance policies, and SDR was named as an additional insured on liability policies obtained by AMC. VSE believes that it and SDR have meritorious defenses to the plaintiffs' claims and intends to contest the lawsuit vigorously. While there is no assurance, VSE believes that the resolution of the lawsuit will not have a material adverse effect on VSE's consolidated financial position or results of operations.


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

                               VSE CORPORATION

                                       /s/ C. S. WEBER
Date:  July 31, 2001                   -------------------------------------
                                       C. S. Weber, Executive Vice President
                                            and Chief Financial Officer


                                        /s/ T. R. Loftus
Date:  July 31, 2001                    ------------------------------------
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