Form 10-Q
period 2001-09-30
VSE CORP
filed 2001-10-31
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001     Commission File Number:  0-3676


                             VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of October 31, 2001: 2,145,863.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                     September 30, December 31,
                                                          2001         2000
                                                          ----         ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    488     $    647
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     21,050       19,215
  Deferred tax assets  . . . . . . . . . . . . . . .        860          853
  Other current assets . . . . . . . . . . . . . . .      2,178        1,533
                                                       --------     --------
    Total current assets . . . . . . . . . . . . . .     24,576       22,248

Property and equipment, net  . . . . . . . . . . . .      3,937        3,336
Deferred tax assets  . . . . . . . . . . . . . . . .        755          847
Intangible assets, net . . . . . . . . . . . . . . .      1,900        2,134
Other assets . . . . . . . . . . . . . . . . . . . .      2,563        2,958
                                                       --------     --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 33,731     $ 31,523
                                                       ========     ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $  8,630     $  8,678
  Accrued expenses   . . . . . . . . . . . . . . . .      5,425        5,121
  Dividends payable  . . . . . . . . . . . . . . . .         86           85
                                                       --------     --------
    Total current liabilities  . . . . . . . . . . .     14,141       13,884

Long-term debt . . . . . . . . . . . . . . . . . . .      1,672            -
Deferred compensation  . . . . . . . . . . . . . . .      1,442        1,846
                                                       --------     --------
    Total liabilities  . . . . . . . . . . . . . . .     17,255       15,730
                                                       --------     --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,145,863 shares in 2001
    and 2,197,863 shares in 2000 . . . . . . . . . .        107          110
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,264        3,914
  Retained earnings  . . . . . . . . . . . . . . . .     13,105       12,561
  Treasury stock, at cost (72,000 shares in 2000). .          -         (792)
    Total stockholders' investment . . . . . . . . .     16,476       15,793
                                                       --------     --------
    Total liabilities and stockholders' investment .   $ 33,731     $ 31,523
                                                       ========     ========

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income  For the three and nine months ended September 30,
------------------------------------------------------------------------------------
(in thousands, except share amounts)
                                         Three Months            Nine Months
                                       2001        2000        2001        2000
                                       ----        ----        ----        ----
Revenues, principally from
  contracts . . . . . . . . . . .  $  28,986   $  30,499   $  84,061   $  93,010

Costs and expenses of contracts .     28,612      30,048      82,570      90,648
                                   ---------   ---------   ---------   ---------
Gross profit  . . . . . . . . . .        374         451       1,491       2,362

Selling, general and administrative
  expenses . . . . .                      29          17         142         209

Interest expense (income) . . . .          2         (71)         31         (32)
                                   ---------   ---------   ---------   ---------
Income before income taxes  . . .        343         505       1,318       2,185

Provision for income taxes  . . .        132         197         517         857
                                   ---------   ---------   ---------   ---------
Net income  . . . . . . . . . . .  $     211   $     308   $     801   $   1,328
                                   =========   =========   =========   =========

Basic earnings per share:

Net income  . . . . . . . . . . .  $     .10   $     .15   $     .38   $     .63
                                   =========   =========   =========   =========
Basic weighted average shares
  outstanding                      2,145,863   2,122,289   2,133,863   2,122,289
                                   =========   =========   =========   =========

Diluted earnings per share:

Net income  . . . . . . . . . . .  $     .10   $     .15   $     .38   $     .63
                                   =========   =========   =========   =========
Diluted weighted average shares
  outstanding                      2,145,863   2,122,289   2,133,863   2,122,289
                                   =========   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
-------------------------------------------------------------------------------
(in thousands)
                                  Common Stock    Paid-In   Retained   Treasury
                                Shares   Amount   Surplus   Earnings    Stock
                                ------   ------   -------   --------    -----
Balance at
  December 31, 1999 . . . .      2,194   $  110   $ 3,894   $ 11,933   $  (792)

Net income
  for the year  . . . . . .         --       --        --        968        --

Issuance of stock . . . . .          4       --        20         --        --

Dividends declared
  ($.16)  . . . . . . . . .         --       --        --       (340)       --
                                 -----   ------   -------   --------   -------
Balance at
  December 31, 2000 . . . .      2,198      110     3,914     12,561      (792)

Net income
  for the period  . . . . .         --       --        --        801        --

Issuance of
  Treasury stock  . . . . .         --       --       (81)        --       220

Retirement of
  Treasury stock  . . . . .        (52)      (3)     (569)        --       572

Dividends declared
  ($.12)  . . . . . . . . .         --       --        --       (257)       --
                                 -----   ------   -------   --------   -------
Balance at
  September 30, 2001  . . .      2,146   $  107   $ 3,264   $ 13,105   $    --
                                 =====   ======   =======   ========   =======

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows   For the nine months ended September 30,
-------------------------------------------------------------------------------
(in thousands)
                                                             2001     2000
                                                             ----     ----
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . . .  $   801  $ 1,328
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization  . . . . . . . . . . .    1,054    1,205
     Loss on sale of property and equipment . . . . . . .       28        7
     Change in Deferred compensation  . . . . . . . . . .     (404)      (1)
     Change in Deferred taxes   . . . . . . . . . . . . .       85     (127)
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable  . . . . . . . . . . . . . . . .   (1,835)   1,387
     Other current assets and noncurrent assets . . . . .     (219)    (186)
   Increase (decrease) in:
     Accounts payable . . . . . . . . . . . . . . . . . .      (48)  (2,491)
     Accrued expenses . . . . . . . . . . . . . . . . . .      304     (210)
                                                           -------  -------
       Net cash (used in) provided by
          operating activities                                (234)     912
                                                           -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions) . . . . . . . . . . . . . . . .   (1,480)    (220)
  Proceeds from note receivable from business transferred        -       75
                                                           -------  -------
       Net cash (used in) investing activities              (1,480)    (145)
                                                           -------  -------
Cash flows from financing activities:
  Net proceeds form bank loan . . . . . . . . . . . . . .    1,672        -
  Cash dividends paid . . . . . . . . . . . . . . . . . .     (256)    (246)
  Issuance of common stock  . . . . . . . . . . . . . . .      139        -
                                                           -------  -------
       Net cash provided by (used in)
          financing activities                               1,555     (246)
                                                           -------  -------

Net (decrease) increase in cash and cash equivalents  . .     (159)     521
  Cash and cash equivalents at beginning of period  . . .      647       62
                                                           -------  -------
  Cash and cash equivalents at end of period  . . . . . .  $   488  $   583
                                                           =======  =======

The accompanying notes are an integral part of these financial statements.

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets. Under SFAS 142, goodwill will no longer be subject to amortization over its estimated useful life and intangible assets with in-definite lives will no longer be amortized over an arbitrary number of years. The effective date for VSE's implementation of SFAS No. 142 is January 1, 2002. The company does not anticipate that adoption of SFAS No. 142 will have a material impact, either positive or negative, on future results of operations or financial condition.

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company is in the process of evaluating the financial statement impact of adoption of SFAS No. 143.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by the company beginning on January 1, 2002. The company is in the process of evaluating the financial statement impact of adoption of SFAS No. 144.


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

Due to the write off of the CMstat note receivable (see "Discontinued Operations" section of "Management Discussion and Analysis"), the company was not in compliance with the original profitability covenant during 2001. The company's bank amended the loan agreement to restate this covenant. The company was in compliance during 2001 with all covenants of the loan agreements as amended.

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

                 VSE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Company Organization and Overview

Company Organization

The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Ordnance Division ("Ordnance"), Value Systems Services Division ("VSS"), Fleet Maintenance Division ("Fleet Maintenance"), Telecommunications Technologies Division ("TTD") beginning in September 2000, and Land Systems Division ("Land Systems") beginning in February 2001.

Several of the company's operating divisions were formed in recent years to bid on and perform contract work that had been previously performed by VSE (parent company). The formation of these divisions has enabled the company to use an operating structure that is better suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work to better serve the needs of customers.

Management believes that the use of operating divisions to perform future work and the associated improvements in servicing customers will better position the consolidated entity for future revenue growth.

Overview of Services

The company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major player in providing logistics, training, and technical assistance in support of the Navy's ship transfer program. Fleet Maintenance, Ordnance, and VSS also support the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, air combat logistics, and outsourcing decision assistance. SRR provides environmentally sound solutions for the dismantling and disposal of inactive ships. Land Systems provides the Army with engineering and technical support for ground weapons, logistics and training services, material procurment support, and prototype development support for combat vehicles.

VSE also provides services to other government agencies and industry. The company has provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its HRSI subsidiary. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. TTD markets the company's growing capability to provide

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


government and industry customers with the latest products, services, and support in network, multimedia, and audio-visual technology. This includes "turnkey" design, installation, management and support for a wide variety of voice, data, multimedia and related projects. These projects include facility security solutions and intelligent conference rooms which provide an ideal balance between technology and human interaction.

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items for the three and nine month periods ended September 30, 2001 and 2000 (in thousands). All significant intercompany transactions have been eliminated in consolidation.
Certain prior year balances have been reclassified for comparative purposes.
                                                                  2001
                                                                Compared
                                                                   to
                                                                  2000
                        Three Months       Nine Months      --------------
                    Ended September 30, Ended September 30, Three     Nine
                       2001      2000     2001     2000     Months    Months
                       ----      ----     ----     ----     ------    ------
Revenues . . . . . . $28,986   $30,499  $84,061  $93,010   $(1,513)  $(8,949)
                     =======   =======  =======  =======   =======   =======

Pretax income  . . . $   343   $   505  $ 1,318  $ 2,185   $  (162)  $  (867)
Provision for income
  taxes  . . . . . .     132       197      517      857       (65)     (340)
                     -------   -------  -------  -------   -------   -------
Net income  . . .  . $   211   $   308  $   801  $ 1,328   $   (97)  $  (527)
                     =======   =======  =======  =======   =======   =======

The discussion and analysis that follow are intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company.


Results of Operations

Revenues declined by approximately 5% and 10%, respectively, for the three month and nine month periods ended September 30, 2001, as compared to the same periods of 2000. The decrease in revenues was primarily due to a decrease in the level of services ordered under the BAV contract (see "BAV Contract" below), the expiration of contracts performed by VSS for the U.S. Navy and by VSE for the U.S. Postal Service (see "VSS Contract" and "USPS Contract" below), and a reduction in revenue associated with the company's sale of its HRSI Health Care Division contracts in July of 2000. The reduction in revenue from these contracts was partially offset by increases in revenues in some of the company's other divisions and subsidiaries, including increased revenues in TTD, Fleet Maintenance, SRR, and Energetics.

Pretax income decreased by approximately 32% and 40%, respectively, for the three month and nine month periods ended September 30, 2001, as compared to the same periods of 2000. The decrease for the nine month period was primarily due to the loss of profits associated with the expiration of the VSS and USPS

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


contracts, to a reduction of income associated with the decrease in the company's revenues and a decrease in work ordered under the BAV contract, and to losses caused by increased costs incurred by SRR. The decrease for the three month period was primarily due to the loss of profits associated with the expiration of USPS contract and to a reduction of income associated with the decrease in the company's revenues and a decrease in work ordered under the BAV contract. The decreases in pretax income for the three month and nine month periods ended September 30, 2001 were partially offset by increased profitability of Energetics and the elimination of start-up losses by TTD in these periods and a non-recurring VSE sublease transaction that resulted in an addition to pre-tax income of $250,000 during the second quarter of 2001.

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. The contract accounted for approximately 36% and 40% of consolidated revenues from operations during the nine month periods ended September 30, 2001 and 2000, respectively. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. Fee income received during the three and nine month periods ended September 30, 2001, which was based on reduced revenue levels experienced during the fourth quarter of 2000 and first two quarters of 2001, was lower than fee income received during comparable periods during 2000. This contributed to the decline in pretax income during 2001 as compared to 2000. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

VSS Contract. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems Command. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. The loss of revenues associated with the expiration of this contract contributed to the decline in revenues and pretax income during the first nine months of 2001 as compared to 2000.

USPS Contract. VSE had a contract to provide engineering support services to the U.S. Postal Service. VSE was not awarded the successor contract, and work on this contract effort terminated as of January 31, 2001. Revenues on this contract represented approximately 8% of the company's revenues during 2000. The loss of revenues from this contract expiration contributed to the decline in revenues and pretax profit during the first nine months of 2001 as compared to 2000.

Discontinued Operations. On May 21, 1999, the company sold its CMstat subsidiary for an $800 thousand promissory note. The sale was a divestiture for legal and tax purposes, but was primarily dependent on the buyer's ability

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


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

The company's revenues depend on the ability of the company to win new contracts and on the amount of work ordered by the government under the company's existing contracts. The company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in recent years have tended toward bundling work efforts under large comprehensive ("omnibus") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the company to qualify as a bidder, increases in the level of competition due to the award of fewer contracts, and forcing the company into competition with larger organizations that have greater financial resources and larger technical staffs. Other government procurement practices that can affect the company's revenues are the use of past performance criteria that may preclude entrance into new government markets and government social programs that limit contract work to small, woman, or minority owned businesses. Additional risk factors that could potentially affect the company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could also affect sales. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.

Financial Condition

VSE's financial condition did not change materially during the nine month period ended September 30, 2001. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. An increase in accounts receivable of approximately $1.8 million at September 30, 2001, as compared to December 31, 2000, was financed by a corresponding increase of approximately $1.7 million in long-term bank debt. Other assets and liabilities remained substantially unchanged. The increase in total stockholders' investment during this period resulted from earnings and dividend activity and from the sale of a portion of the company's Treasury Stock to a director. The remaining Treasury Stock was retired.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $159 thousand during the nine month period ended September 30, 2001. The decrease in cash and cash equivalents during this period resulted from cash provided by financing activities of approximately $1.6 million, cash used in investing activities of approximately $1.5 million and cash used in operating activities of approximately $234 thousand. Significant financing activities included an increase of approximately $1.7 million in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

Cash and cash equivalents increased by approximately $521 thousand during the nine month period ended September 30, 2000. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $912 thousand, cash used in financing activities of approximately $246 thousand, and cash used in investing activities of approximately $145 thousand. Financing activities consisted of cash dividends paid of approximately $246 thousand. Significant investing activities included purchases of property and equipment, net of dispositions, of approximately $220 thousand.

The difference between cash used in operating activities of approximately $234 thousand in 2001 as compared to cash provided by operating activities of approximately $912 thousand in 2000 is primarily due to the decrease in net income in 2001 as compared to 2000 and to changes in the levels of accounts receivable and accounts payable resulting from fluctuations in BAV contract activity and from the timing of payments received on contract accounts receivable.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Quarterly cash dividends at the rate of $.04 per share were declared during the nine month period ended September 30, 2001. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

Sources of Liquidity

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, start-up and termination costs associated with new or completed contracts, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on the company's contracts. An increase in accounts receivable during the nine month period ended September 30, 2001 due to the timing of certain large dollar accounts receivable collections contributed to a decrease in internally generated cash flows during this period. Internal liquidity is also affected by the acquisition of capital assets for office and computer support and by the payment of cash dividends.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Debt" note in "Notes to Consolidated Financial Statements".) The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of the quarter ended September 30, 2001. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million in the prior year. The company determined that the new loan amount was adequate to cover current and future liquidity requirements.

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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is expected to be insignificant.


Forward-Looking Disclosures

New Business

In August 2000, VSE formed TTD to continue a strategy to support customers with effective multimedia and information technology solutions. TTD specializes in maintaining and staffing products and services to create state of the art, network and multimedia technology systems. In December 2000, VSE invested $960 thousand in the acquisition of certain contract and marketing rights to enhance TTD's growth opportunities. The company expects TTD to play a significant part in the future growth of VSE.

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


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the company at variable interest rates. The company has not borrowed significant amounts on the loan in recent years. Accordingly, the company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan arrangement, future interest rate changes could potentially have an impact.

Foreign Currency

While a significant amount of the company's business results from the services provided by BAV related to the transfer of ships to foreign governments, the BAV contract payments are made to BAV by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support work performed or services purchased in foreign countries are made in U.S. dollars, and the infrequent

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


disbursements that are made in foreign currencies are reimbursable to BAV in post conversion dollars. Foreign currency transactions of other VSE divisions or subsidiaries are virtually non-existent. Accordingly, the company does not believe that it is exposed to any material foreign currency risk.

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

                         VSE CORPORATION

                                       /s/ C. S. WEBER
Date:  October 31, 2001                -------------------------------------
                                       C. S. Weber, Executive Vice President
                                           and Chief Financial Officer


                                        /s/ T. R. Loftus
Date:  October 31, 2001                 ------------------------------------
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