Form 10-K405
period 2001-12-31
VSE CORP
filed 2002-03-06
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001    Commission File Number:  0-3676

                                VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                           54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                   22303-1499
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code           (703) 960-4600

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 6, 2002, was approximately $8 Million.

Number of shares of Common Stock outstanding as of March 6, 2002: 2,150,540.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 2, 2002, are incorporated by reference into Part III of this report.

                       TABLE OF CONTENTS


                                                                  Page
PART I

ITEM 1.  Business                                                   3
ITEM 2.  Properties                                                 7
ITEM 3.  Legal Proceedings                                          8
ITEM 4.  Submission of Matters to a Vote of Security Holders        8

              Executive Officers of the Registrant                  9

PART II

ITEM 5.  Market for Registrant's Common Stock and Related
              Stockholder Matters                                  10
ITEM 6.  Selected Financial Data                                   11
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       12
ITEM 8.  Financial Statements and Supplementary Data               22
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                       39

PART III

ITEM 10. Directors and Executive Officers of the Registrant        39
ITEM 11. Executive Compensation                                    39
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management                                                40
ITEM 13. Certain Relationships and Related Transactions            40

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                  40

         Signatures                                                41

Forward Looking Statements

           This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business", "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements". Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the company.


                             Part I

ITEM 1. Business

(a)   General Development of Business

         VSE was established and incorporated in Delaware in January 1959. The parent company conducts a limited amount of business operations while primarily serving as a centralized management and consolidating entity for the business operations conducted by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Ordnance Division ("Ordnance"), Value Systems Services Division ("VSS"), Telecommunications Technologies Division ("TTD") beginning in September 2000, Land Systems Division ("Land Systems") beginning in February 2001, and Management Sciences Division ("MSD") beginning in December 2001. The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

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


(b)   Financial Information

         VSE operations are conducted within a single reporting segment and financial information is presented on a company-wide basis. Financial informa-tion for the three years ended December 31, 2001 appears in the "Consolidated Statements of Operations" contained in this Form 10-K.


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

         Typical engineering and technical services projects include sustaining engineering support for military vehicles and combat trailers; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer LAN, and telecommunications systems; cross-platform technical data, product data and technical manual support.


Contracts

         Depending on solicitation requirements and other factors, VSE offers its professional and technical services and products through various competitive contract arrangements and business units which are responsive to customer requirements and which may also provide an opportunity for diversification. Such arrangements include prime contracts, subcontracts, cooperative arrangements, joint ventures, dedicated ventures, GSA schedules, dedicated cost centers (divisions) and subsidiaries.

         Substantially all of the company's revenues are derived from contract services performed for the government. The U.S. Navy is VSE's largest single customer. Other significant customers include the U.S. Army and the Department of Energy. The company's customers also include various other government agencies, non-government organizations, and commercial entities.

                          VSE Revenues by Customer
                           (Dollars in Thousands)

                         2001               2000               1999
Customer               Revenues     %     Revenues     %     Revenues     %
--------               --------     -     --------     -     --------     -
U.S. Navy              $ 80,101   71.8    $ 87,828   71.8    $109,993   69.9
Department of Energy     11,887   10.7      10,009    8.2      11,403    7.2
U.S. Army                 8,722    7.8       9,497    7.8      19,468   12.4
All other government      3,303    2.9      13,448   11.0      16,155   10.3
Commercial                7,559    6.8       1,487    1.2         335    0.2
                       --------  -----    --------  -----    --------  -----
Total                  $111,572  100.0    $122,269  100.0    $157,354  100.0
                       ========  =====    ========  =====    ========  =====

         The government's procurement practices in recent years have tended toward the bundling of various work efforts under large comprehensive ("omnibus") management contracts. As a result, the growth opportunities available to the company will probably continue to occur in large unpredictable increments. The company has pursued these larger efforts by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. The company has also elected to pursue more of its contract work through its operating divisions and subsidiaries to focus on particular lines of work or specific customer bases.

         As a result of the bundling trend described above, the company has divisions for which revenues are derived predominantly from one major contract effort. During 2001, the company's three largest contracts accounted for approximately 65% of total revenues. The company's largest contract, performed by BAV, is with the U.S. Navy and accounted for approximately 38%, 41%, and 50% of consolidated revenues in 2001, 2000, and 1999, respectively. This contract is a ten year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. Other major contracts include U.S. Navy contracts performed by VSE (parent company) and Ordnance.

         The company's contracts with the government are typically performed under cost plus fee, time and materials, or fixed-price contracts. Under cost plus fee contracts, the customer reimburses the company for its allowable costs and pays a fee as determined by the contract terms. Under time and materials contracts, the customer pays the company contract specific hourly rates for labor services and reimburses the company for the cost of materials. Under fixed-price contracts, the customer pays a contract specific price for services or products. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to such arrangements are normally performed and completed within one year.


Backlog

         Total backlog represents a measure of the company's potential future revenues and is defined as the total estimated value of contracts actually awarded less the amount of revenues that have already been recognized on such contracts. VSE's total backlog was approximately $799 million, $804 million, and $946 million, as of December 31, 2001, 2000, and 1999, respectively. Funded backlog for government contracts is the portion of total backlog that has been appropriated and funded by the procuring agency. VSE's funded backlog as of December 31, 2001, 2000, and 1999 was approximately $65 million, $81 million, $108 million, respectively. Because of uncertainties associated with changing program requirements and the ultimate availability of funds, the company has no reasonable basis on which to determine when or if the portion of total backlog that is not funded will become funded. Substantially all the company's funded backlog is expected to be completed within one year.


Marketing

         VSE marketing activities are conducted by its professional staff of engineers, analysts, program managers, contract administrators and other personnel, with these activities centrally coordinated through the company's Business Development staff. Information concerning new programs and require-ments becomes available in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations and commercial entities.


Personnel

         VSE services are provided by a staff of professional, and technical personnel having high levels of education, experience, training and skills. As of February 2002, VSE employed approximately 550 employees, including approximately 70 part-time personnel.

         Principal categories of VSE personnel include (a) engineers, and technicians in mechanical, electrical, electronic, chemical, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, and (e) graphic designers and technicians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The company considers its relationships with employees to be excellent.


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

         Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration ("GSA") which provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. The company has been awarded five separate GSA schedule contracts for various classes of services, but there is no assurance regarding the level of work under these contract arrangements. Government budgets, and in particular the budgets of certain government agencies, can also impact competition in VSE's business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business for VSE and its competitors, thereby intensifying competition for the remaining business.

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


ITEM 2.    Properties

         VSE's principal executive and administrative offices are located in a five story building in Alexandria, Virginia, leased by VSE through April 30,

2003. This building contains approximately 110,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 11 other U.S. offices located at or near customer sites to facilitate communications and enhance project performance. These offices are generally occupied under short-term leases and currently include an aggregate of approximately 109,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's require-ment for additional space. BAV provides services from several locations outside of the United States, generally at foreign shipyards.

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


ITEM 3.    Legal Proceedings

         In June 2001 a personal injury lawsuit was filed against VSE, Astoria Metals Corporation ("AMC"), Ship Dismantlement and Recycling Joint Venture, Earth Tech, Inc., and Tyco International Ltd. in the Superior Court of the
State of California for the County of Alameda (Case No. 835601-7).   While the
plaintiffs' complaint does not specify the amount of alleged damages suffered, the plaintiffs have provided the defendants with a notice of damages aggregating approximately $20 million. VSE provided notice of the suit to its insurance carrier, Travelers Insurance, which is defending the company in this matter. While there is no assurance, VSE believes that the resolution of the lawsuit will not have a material adverse effect on VSE's consolidated financial position or results of operations.


ITEM 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three month period ended December 31, 2001.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers of the Registrant as of March 7, 2002. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years.

         The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name                      Age          Position with Registrant
----                      ---          ------------------------
Donald M. Ervine          65      Chairman and Chief Executive Officer,
                                  President and Chief Operating Officer

Michael E. Hamerly        56      Senior Vice President and General
Manager,
                                  Fleet Maintenance Division

James M. Knowlton         59      Executive Vice President and Director,
                                  International Group

Thomas R. Loftus          46      Senior Vice President and Comptroller

Jayne M. Tuohig           55      Senior Vice President and General Manager,
                                  VSS Division

John J. Werbowski         52      Senior Vice President, Business
                                  Development

Craig S. Weber            57      Executive Vice President, Chief Financial
                                  Officer and Secretary

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

         Quarter Ended          High       Low      Dividends
         -------------          ----       ---      ---------
         2001:
         March 31              $7.875     $5.31       $.04
         June 30                7.65       5.75        .04
         September 30           7.75       5.50        .04
         December 31            7.75       5.75        .04
              For the Year     $7.875     $5.31       $.16

         2000:
         March 31              $9.00      $6.25       $.04
         June 30                8.125      5.50        .04
         September 30           7.188      5.75        .04
         December 31            8.00       5.125       .04
              For the Year     $9.00      $5.125      $.16

(b)      Holders

         There are about 1,400 stockholders of VSE common stock as of February 1, 2002, consisting of approximately 300 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 2002 Annual Meeting of Stockholders to (a) brokers, banks, and nominees and
(b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c)      Dividends

         Cash dividends were declared at the rate of $.16 per share during 2001 and 2000. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

ITEM 6.    Selected Financial Data
------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  2001       2000      1999      1998      1997
                                                  ----       ----      ----      ----      ----
Revenues, principally from contracts . . . . . $111,572   $122,269  $157,354  $177,074  $152,522
                                               ========   ========  ========  ========  ========

Income from continuing operations  . . . . . . $    855   $  1,385  $  2,364  $  3,015  $  2,566
  Loss from discontinued operations  . . . . .        -          -     (256)   (1,420)   (4,013)
  Loss on disposal of discontinued
    operations . . . . . . . . . . . . . . . .        -       (417)     (574)        -         -
                                               --------   --------  --------  --------  --------
      Net income (loss)  . . . . . . . . . . . $    855   $    968  $  1,534  $  1,595  $ (1,447)
                                               ========   ========  ========  ========  ========

Basic earnings per common share:
  Income from continuing operations  . . . . . $    .40   $    .65  $   1.12  $   1.42  $   1.21
  Loss from discontinued operations  . . . . .        -       (.19)     (.39)     (.67)    (1.89)
                                               --------   --------  --------  --------  --------
      Net income (loss)  . . . . . . . . . . . $    .40   $    .46  $    .73  $    .75  $   (.68)
                                               ========   ========  ========  ========  ========
Diluted earnings per common share:
  Income from continuing operations  . . . . . $    .40   $    .65  $   1.12  $   1.42  $   1.21
  Loss from discontinued operations  . . . . .        -       (.19)     (.39)     (.67)    (1.89)
                                               --------   --------  --------  --------  --------
      Net income (loss)  . . . . . . . . . . .      .40   $    .46  $    .73  $    .75  $   (.68)
                                               ========   ========  ========  ========  ========

Working Capital  . . . . . . . . . . . . . . . $  8,807   $  8,364  $  7,078  $  5,801  $  6,258
                                               ========   ========  ========  ========  ========
Total assets . . . . . . . . . . . . . . . . . $ 33,209   $ 31,523  $ 31,250  $ 47,248  $ 43,413
                                               ========   ========  ========  ========  ========
Long-term debt . . . . . . . . . . . . . . . . $    351   $      -  $      -  $  1,503  $  3,444
                                               ========   ========  ========  ========  ========
Stockholders' investment . . . . . . . . . . . $ 16,475   $ 15,793  $ 15,145  $ 13,852  $ 12,481
                                               ========   ========  ========  ========  ========
Cash dividends per common share  . . . . . . . $    .16   $    .16  $   .144  $   .144  $   .144
                                               ========   ========  ========  ========  ========

Per share amounts have been adjusted to reflect stock splits effected in 1997.


This consolidated summary of selected financial data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Company Organization and Overview

Company Organization

         The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Ordnance Division ("Ordnance"), Value Systems Services Division ("VSS"), Telecommunications Technologies Division ("TTD") beginning in September 2000, Land Systems Division ("Land Systems") beginning in
February 2001, and Management Sciences Division ("MSD") beginning in
December 2001.

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

Overview of Services

         The company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major player in providing logistics, training, and technical assistance in support of the Navy's ship transfer program. Fleet Maintenance, Ordnance, and VSS also support the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, air combat logistics, and outsourcing decision assistance. SRR provides environmentally sound solutions for the dismantling and disposal of inactive ships. Land Systems provides the Army with engineering and technical support for ground weapons, logistics and training services, material procure-ment support, and prototype development support for combat vehicles. MSD provides the Army and other government agencies and commercial organizations with quality training services for product, process, and management optimization.

         VSE also provides services to other government agencies and industry. The company has provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its HRSI subsidiary. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conserva-tion. TTD markets the company's growing capability to provide government and industry customers with the latest products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for a wide variety of voice, data, multimedia and related projects. These projects include facility security solutions and intelligent conference rooms which provide an ideal balance between technology and human interaction.

         Substantially all of the company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on fixed-price contracts are recorded as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Profits on fixed-price contracts result from the difference between the costs of services performed and the revenue earned using the percentage-of-completion.

         Revenues by contract type for the three years ended December 31, 2001, were as follows (in thousands):
                                2001             2000            1999
Contract Type                 Revenues    %    Revenues    %   Revenues     %
-------------                 --------    -    --------    -   --------     -
Cost-type                    $ 82,606   74.0  $ 92,556   75.7  $116,314   73.9
Time and materials             14,528   13.0    25,511   20.9    31,913   20.3
Fixed-price                    14,438   13.0     4,202    3.4     9,127    5.8
                             --------  -----  --------  -----  --------  -----
                             $111,572  100.0  $122,269  100.0  $157,354  100.0
                             ========  =====  ========  =====  ========  =====

         The company will occasionally perform work at risk, which is work that is performed prior to formalizing contract terms for such work. Potential revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

Results of Operations

Revenues

         The following table shows the revenues from operations of VSE, its subsidiaries and divisions, and such revenues as a percent of total revenues:

                    Revenues from Operations
                     (dollars in thousands)
                                  2001             2000             1999
Company or Business Unit        Revenues    %    Revenues    %    Revenues    %
------------------------        --------    -    --------    -    --------    -
VSE (parent company). . . . .  $ 22,681   20.3  $ 39,165   32.0  $ 44,337   28.1
BAV . . . . . . . . . . . . .    41,860   37.5    49,801   40.7    78,791   50.1
Ordnance  . . . . . . . . . .    12,945   11.6    11,170    9.2     6,116    3.9
Energetics  . . . . . . . . .    12,272   11.0    10,546    8.6    11,683    7.4
TTD . . . . . . . . . . . . .     8,082    7.2       813    0.7         -    0.0
SRR . . . . . . . . . . . . .     4,165    3.8     1,104    0.9         -    0.0
Land Systems  . . . . . . . .     3,113    2.8         -    0.0         -    0.0
Fleet Maintenance . . . . . .     3,075    2.8     1,224    1.0       273    0.2
VSS . . . . . . . . . . . . .     1,683    1.5     4,233    3.5    10,271    6.5
HRSI  . . . . . . . . . . . .     1,344    1.2     3,947    3.2     5,770    3.7
GSA Services  . . . . . . . .       352    0.3       265    0.2       107    0.1
Management Sciences . . . . .         -    0.0         -    0.0         -    0.0
VSI . . . . . . . . . . . . .         -    0.0         1    0.0         6    0.0
                               --------  -----  --------  -----  --------  -----
                               $111,572  100.0  $122,269  100.0  $157,354  100.0
                               ========  =====  ========  =====  ========  =====

         Revenues declined by approximately 9% and 22%, respectively, for the years ended December 31, 2001, and December 31, 2000. The decrease in revenues during 2001 was primarily due to a decrease in the level of services ordered under the BAV contract (see "BAV Contract" below), the expiration of a contract performed by VSE for the U.S. Postal Service (see "Contract Expirations" below), and a reduction in revenue associated with the company's sale of its HRSI Health Care Division contracts in July of 2000. The reduction in revenue from these contracts in 2001 was partially offset by increases in revenues in some of the company's other divisions and subsidiaries, including increased revenues in TTD, SRR, and Energetics. The decrease in revenues during 2000 was primarily due to a decrease in the level of services ordered under the BAV contract and the expiration of a contract performed by VSS for the U.S. Navy (see "Contract Expirations" below).


         BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This contract is a ten year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. BAV has recognized revenues on this contract of approximately $391 million through December 31, 2001, resulting in a backlog of potential future revenues of approximately $669 million, of which approximately $40 million is funded. The contract accounted for approximately 38% and 41% of consolidated revenues from operations during 2001 and 2000, respectively. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The decline in services ordered through this contract between 1999 and 2001 has contributed significantly to the decline in the company's revenues during 2001 and 2000 as compared to prior years. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract. See "Global Economic Conditions and Political Factors" below for further discussion of potential impacts on future revenues associated with this contract.

         Contract Expirations. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems Command. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. VSE (parent company) had a contract to provide engineering support services to the U.S. Postal Service. VSE (parent company) was not awarded the successor contract, and work on this contract effort terminated
as of January 31, 2001.   These two contracts accounted for less than 1% and
approximately 10% and 13% of total company revenues in 2001, 2000, and 1999, respectively. The loss of revenues associated with the expiration of these two contracts contributed to the decline in company revenues and pretax income in 2001 as compared to 2000 and in 2000 as compared to 1999. VSE's Ordnance Division had a contract with the U. S. Navy to provide program management and logistics services that expired in December 2001. VSE re-bid and was awarded the successor contract in its Fleet Maintenance Division. Future work for this program will be conducted by Fleet Maintenance. This contract is a five year contract awarded in October, 2001, and it has the potential to generate total revenues of approximately $72.5 million from 2001 through 2006.

         Business Termination and New Business Start-up. During the three months ended December 31, 2001, VSE management made the strategic decision to discontinue SRR's ship remediation and recycling efforts at the Hunters Point Shipyard in San Francisco, California. This decision was made due to the limited business opportunities associated with ship dismantlement work, due in part to an absence of any significant amount of government funding for these efforts, and essentially terminates SRR's role as a VSE business operating entity. Profitability from SRR work has been marginal for VSE. Concurrent with the decision to cease SRR operations, VSE formed MSD to offer government and commercial organizations quality training and product, process, and management optimization services. VSE management expects MSD revenues to approximately equal revenues formerly generated by SRR, with MSD profit margins higher than the marginal profitability provided by SRR. The net effect of these two strategic decisions is expected to be neutral to future company revenue while increasing profitability.

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


Global Economic Conditions and Political Factors

         VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential foreign customers served through VSE's contracts with the U.S. Government and in particular, the BAV contract. An economic slowdown in countries served under the BAV contract could potentially affect sales. The current international conflict initiated by the terrorist attacks in New York and Washington, D. C. on September 11, 2001 could potentially increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the company's revenues may result from sales on the BAV contract to a single foreign government. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.

Income from Continuing Operations Before Income Taxes

         The following table shows consolidated revenues and income from continuing operations before income taxes, other items of income and expense, and such amounts as a percent of revenues.

                  Income from Continuing Operations Before Income Taxes
                                 (dollars in thousands)

Description                  2001        %     2000       %     1999       %
-----------                  ----        -     ----       -     ----       -
Revenues . . . . . . . .   $111,572   100.0  $122,269  100.0  $157,354  100.0
Costs and expenses . . .    109,990    98.6   119,937   98.1   152,684   97.0
                           --------   -----  --------  -----  --------  -----
Gross profit . . . . . .      1,582     1.4     2,332    1.9     4,670    3.0
Selling, general and
  administrative expenses       237     0.2       239    0.2       684    0.4
Interest(income)expense          49     0.0       (98)  (0.1)       87    0.1
                           --------   -----  --------  -----  --------  -----
Income from continuing
  operations before
  income taxes . . . . .   $  1,296     1.2  $  2,191    1.8  $  3,899    2.5
                           ========   =====  ========  =====  ========  =====

         Costs and expenses of operations, as a percentage of revenues, increased slightly in 2001 as compared to 2000, and in 2000 as compared to 1999. The increases on a percentage basis were primarily attributable to the decrease in revenues while a portion of the costs and expenses of operating the company remain fixed. Other factors that affect the percentage of costs and expenses to revenues include the amount of work performed on the BAV contract as a percentage of total revenues, the timing of contract award fees, effective project and cost management and competitive factors.

         Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the company's operating unit contracts. As a percentage of revenues, these expenses remained substantially unchanged in 2001 and decreased slightly in 2000 as compared to the respective prior years due to various types of nonreimbursable costs.

         The company's business financing requirements changed slightly in 2001 as compared to prior years due to the nature of TTD's business. TTD performs a higher percentage of work for commercial entities and on fixed-price contracts where the type of work and customer base requires billing and collection cycles that are not as favorable to the company as the cost reimbursable terms associated with the company's government contract work. The resulting increase in bank borrowings in 2001 caused the company to incur interest expense in 2001 as compared to realizing interest income during 2000. Reduced receivables financing requirements due to the reduction in revenues and improved cash collection cycles on government contracts resulted in interest income in 2000 as compared to interest expense in 1999.


Discontinued Operations

         On May 21, 1999, the company sold its CMstat subsidiary for an $800 thousand promissory note. The sale was a divestiture for legal and tax purposes, but was primarily dependent on the buyer's ability to repay the promissory note. Accordingly, the sale was not originally provided discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation" ("SAB No. 30") since it did not transfer the risks of ownership. In December 2000, the company determined that the remaining balance under the promissory note acquired from the sale of its CMstat subsidiary was not collectible and approximately $688 thousand was written off. Accordingly, the company's consolidated financial statements were restated to reflect the disposition as discontinued operations.


Financial Condition

         VSE's financial condition did not change materially during 2001. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased slightly due to the increase in TTD's business while liabilities remained substantially unchanged at December 31, 2001 as compared to December 31, 2000. The increase in total stockholder's investment in 2001 resulted from earnings and dividend activity and from the sale of a portion of the company's Treasury Stock to a director. The remaining Treasury Stock was retired.


Liquidity and Capital Resources

Cash Flows

         Cash and cash equivalents declined by $438 thousand during 2001 as a result of approximately $2 million used in investing activities, approximately $1.4 million provided by continuing operations, and approximately $179 thousand provided by financing activities. Investing activities consisted of $2 million used to purchase property and equipment, including investments in VSE's information technology infrastructure and facilities improvements. Financing activities consisted of $351 thousand provided by bank loan borrowing, $169 thousand provided by the issuance of common stock and $342 used to pay cash dividends. Cash flows provided by continuing operations decreased in 2001 as compared to 2000 due primarily to the decrease in income and an increase in TTD's accounts receivable, which was partially offset by an increase in accounts payable.

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

         Cash dividends were declared at the rate of $.16 per share during 2001 and 2000 and $.144 per share during 1999. Pursuant to its bank loan agreement (see Note 4 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


Sources of Liquidity

         The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on the company's contracts. An increase in accounts receivable associated with increased levels of work in TTD contributed to a decrease in internally generated cash flows during this period. Internal liquidity is also affected by the acquisition of capital assets for office and computer support, facilities improvements, and by the payment of cash dividends. Purchases of capital assets for office and computer support and facilities improvements increased in 2001 due to investments made to upgrade VSE's information technology infrastructure and to facilities improvements made by VSE and Energetics.

         VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See Note 4 of "Notes to Consolidated Financial Statements".) The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of December 31, 2001. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements.

         Performance of work under the BAV contract has the potential to cause substantial requirements for working capital; however, management believes that the cash flows from future operations and the bank loan commitment are adequate to meet current operating cash requirements.

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


Forward-Looking Disclosures

New Business

         In December 2001, VSE formed MSD to provide government and commercial organizations with quality training and product, process, and management optimization services. While VSE management expects MSD to provide only a minimal amount of revenue growth, profit margins on the type of work performed by MSD are expected to be higher than profit margins in other VSE operations, and therefore, should play a part in improving the future profitability of VSE operations.


Business Combinations

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


Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets. Under SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life and intangible assets with indefinite lives will no longer be amortized over an arbitrary number of years. The effective date for VSE's implementation of SFAS No. 142 is January 1, 2002. The company does not anticipate that adoption of SFAS No. 142 will have a material impact, either positive or negative, on future results of operations or financial condition.


Asset Retirement Obligations

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


Impairment or Disposal of Long-Lived Assets

         In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by the company beginning on January 1, 2002. The company does not anticipate that adoption of SFAS No. 144 will have a material impact, either positive or negative, on future results of operations or financial condition.


Disclosures About Market Risk


Interest Rates

         VSE's bank loan financing provides available borrowing to the company at variable interest rates. The company has not borrowed significant amounts on the loan in recent years. Accordingly, the company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan arrangement, future interest rate changes could potentially have such a material impact.


Foreign Currency

         While a significant amount of the company's business results from the services provided by BAV related to the transfer of ships to foreign governments, the BAV contract payments are made to BAV by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support work performed or services purchased in foreign countries are made in U.S. dollars, and the infrequent disbursements that are made in foreign currencies are reimbursable to BAV in post conversion dollars. Foreign currency transactions of other VSE divisions or subsidiaries are virtually non-existent. Accordingly, the company does not believe that it is exposed to any material foreign currency risk.

ITEM 8.    Financial Statements and Supplementary Data


                         Index To Financial Statements


                                                                         Page
                                                                         ----
     Report of Independent Public Accountants                             23
     Consolidated Balance Sheets as of December 31, 2001 and 2000         24
     Consolidated Statements of Operations for the years ended
          December 31, 2001, 2000 and 1999                                25
     Consolidated Statements of Stockholders' Investment
          for the years ended December 31, 2001, 2000 and 1999            26
     Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999                                27
     Notes to Consolidated Financial Statements                           28

                    Report of Independent Public Accountants

To the Stockholders of VSE Corporation:

         We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                                        ARTHUR ANDERSEN LLP


Vienna, Virginia
  February 22, 2002

VSE Corporation and Subsidiaries
Consolidated Balance Sheets                                As of December 31,
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                               2001      2000
                                                               ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . .   $   209   $   647
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .    20,849    19,215
  Deferred tax assets  . . . . . . . . . . . . . . . . . .       695       853
  Other current assets . . . . . . . . . . . . . . . . . .     1,984     1,533
                                                             -------   -------
      Total current assets . . . . . . . . . . . . . . . .    23,737    22,248

Property and equipment, net  . . . . . . . . . . . . . . .     4,211     3,336
Deferred tax assets  . . . . . . . . . . . . . . . . . . .       793       847
Intangible assets, net . . . . . . . . . . . . . . . . . .     1,822     2,134
Other assets . . . . . . . . . . . . . . . . . . . . . . .     2,646     2,958
                                                             -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . .   $33,209   $31,523
                                                             =======   =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .   $10,609   $ 8,678
  Accrued expenses . . . . . . . . . . . . . . . . . . . .     4,235     5,121
  Dividends payable  . . . . . . . . . . . . . . . . . . .        86        85
                                                             -------   -------
      Total current liabilities  . . . . . . . . . . . . .    14,930    13,884

Long-term debt . . . . . . . . . . . . . . . . . . . . . .       351         -
Deferred compensation  . . . . . . . . . . . . . . . . . .     1,453     1,846
                                                             -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .    16,734    15,730
                                                             -------   -------
Commitments and contingencies

Stockholders' investment:
Common stock, par value $.05 per share, authorized
  5,000,000 shares; issued 2,150,540 in 2001 and
  2,197,863 in 2000  . . . . . . . . . . . . . . . . . . .       107       110
Paid-in surplus  . . . . . . . . . . . . . . . . . . . . .     3,294     3,914
Retained earnings  . . . . . . . . . . . . . . . . . . . .    13,074    12,561
Treasury stock, at cost (72,000 shares in 2000). . . . . .         -      (792)
                                                             -------   -------
      Total stockholders' investment . . . . . . . . . . .    16,475    15,793
                                                             -------   -------
      Total liabilities and stockholders' investment . . .   $33,209   $31,523
                                                             =======   =======


        The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Operations        For the years ended December 31,
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                 2001       2000       1999
                                                 ----       ----       ----
Revenues, principally from contracts . . . . $ 111,572  $ 122,269  $ 157,354

Costs and expenses of contracts  . . . . . .   109,990    119,937    152,684
                                             ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     1,582      2,332      4,670

Selling, general and administrative expenses       237        239        684

Interest (income) expense  . . . . . . . . .        49        (98)        87
                                             ---------  ---------  ---------
Income from continuing operations before
  income taxes . . . . . . . . . . . . . . .     1,296      2,191      3,899

Provision for income taxes . . . . . . . . .       441        806      1,535
                                             ---------  ---------  ---------
Income from continuing operations. . . . . .       855      1,385      2,364

Discontinued operations, net of tax:
  Loss from operations (net of tax benefit
    of $145 in 1999) . . . . . . . . . . . .         -          -       (256)
  Loss on disposal (net of tax benefit
    of $271 in 2000 and $524 in 1999)  . . .         -       (417)      (574)
                                             ---------  ---------  ---------
Net income                                   $     855  $     968  $   1,534
                                             =========  =========  =========
Basic earnings per share:
  Income from continuing operations  . . . . $    0.40  $    0.65  $    1.12
  Loss from discontinued operations  . . . .         -      (0.19)     (0.39)
                                             ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . $    0.40  $    0.46  $    0.73
                                             =========  =========  =========
Basic weighted average shares outstanding    2,136,992  2,122,564  2,115,569
                                             =========  =========  =========
Diluted earnings per share:
  Income from continuing operations  . . . . $    0.40  $    0.65  $    1.12
  Loss from discontinued operations  . . . .         -      (0.19)     (0.39)
                                             ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . $    0.40  $    0.46  $    0.73
                                             =========  =========  =========

Diluted weighted average shares outstanding  2,136,992  2,122,564  2,115,569
                                             =========  =========  =========


        The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Investment
----------------------------------------------------------------------------
(in thousands)
                           Common Stock      Paid-In    Retained    Treasury
                         Shares    Amount    Surplus    Earnings      Stock
                         ------    ------    -------    --------      -----
Balance at
  December 31, 1998       2,187     $109     $3,832     $10,703     $(792)
Net income for
  the year                    -       -          -       1,534          -
Issuance of stock             7        1         62           -         -
Dividends
  declared ($.144)            -        -          -        (304)        -
                          -----     ----     ------     -------     -----
Balance at
  December 31, 1999       2,194      110      3,894      11,933      (792)
Net income for
  the year                    -        -          -         968         -
Issuance of stock             4        -         20           -         -
Dividends
  declared ($.16)             -        -          -        (340)        -
                          -----     ----     ------     -------     -----
Balance at
  December 31, 2000       2,198      110      3,914      12,561      (792)

Net income for
  the year                    -        -          -         855         -
Issuance of
  Treasury stock              -        -        (81)          -       220
Retirement of
 Treasury Stock             (52)      (3)      (569)          -       572
Issuance of stock             4        -         30           -         -
Dividends
  declared ($.16)             -        -          -        (342)        -
                          -----     ----     ------     -------     -----
Balance at
  December 31, 2001       2,150     $107     $3,294     $13,074     $   -
                          =====     ====     ======     =======     =====

        The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows                        For the years ended December 31,
----------------------------------------------------------------------------------------------
(in thousands)
                                                                       2001     2000     1999
                                                                       ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   855  $   968  $ 1,534
  Loss from discontinued operations . . . . . . . . . . . . . . .          -        -      256
  Loss on disposal of discontinued operations . . . . . . . . . .          -      417      574
                                                                     -------  -------  -------
  Income from continuing operations . . . . . . . . . . . . . . .        855    1,385    2,364

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . .      1,372    1,563    1,829
      Loss (gain) on sale of property and equipment . . . . . . .         91       17     (124)
      Change in deferred compensation . . . . . . . . . . . . . .       (393)     (51)     (16)
      Change in deferred taxes  . . . . . . . . . . . . . . . . .        212      (45)    (549)
  Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . .     (1,634)     146   14,835
       Other current assets and noncurrent assets . . . . . . . .       (139)    (650)   1,569
    Increase (decrease) in:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . .      1,931      523   (7,733)
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .       (886)  (1,116)      42
                                                                     -------  -------  -------
          Net cash provided by operating activities of
            continuing operations                                      1,409    1,772   12,217
                                                                     -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of proceeds from dispositions) . . . . . . . . . . . . .     (2,026)    (424)  (1,081)
  Purchase of intangible assets . . . . . . . . . . . . . . . . .          -     (700)       -
                                                                     -------  -------  -------
          Net cash used in investing activities of
            continuing operations                                     (2,026)  (1,124)  (1,081)
                                                                     -------  -------  -------
Cash flows from financing activities:
   Net proceeds from (payments on) long-term bank loans . . . . .        351        -   (1,503)
   Payment of current portion of long-term bank debt  . . . . . .          -        -   (1,333)
   Cash dividends paid  . . . . . . . . . . . . . . . . . . . . .       (341)    (331)    (304)
   Issuance of common stock   . . . . . . . . . . . . . . . . . .        169       20       63
                                                                     -------  -------  -------
          Net cash provided by (used in) financing activities of
            continuing operations                                        179     (311)  (3,077)
                                                                     -------  -------  -------
Net cash provided by (used in) discontinued
  operations                                                               -      248   (8,046)
                                                                     -------  -------  -------

Net (decrease) increase in cash and cash equivalents  . . . . . .       (438)     585       13
  Cash and cash equivalents at beginning of year  . . . . . . . .        647       62       49
                                                                     -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .    $   209  $   647  $    62
                                                                     =======  =======  =======

Supplemental cash flow disclosures (in thousands):
                                                                       2001     2000     1999
                                                                       ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    56  $   127  $   321
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .    $   336  $ 1,026  $ 1,261

Noncash investing and financing activities:
  Note receivable from discontinued operations  . . . . . . . . .    $     -  $     -  $   800
  Write off of note receivable from discontinued operations   . .    $     -  $   688  $     -
  Payable related to purchase of intangible assets  . . . . . . .    $     -  $   260  $     -


        The accompanying notes are an integral part of these statements.

                       VSE Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Principles of Consolidation


         The consolidated financial statements consist of the operations of the parent company, operations of the company's wholly owned subsidiaries, and operations of the company's divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR"), and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Land Systems Division ("Land Systems"), Management Sciences Division ("MSD"), Ordnance Division ("Ordnance"), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). The company is engaged principally in providing engineering, testing, management and informa-tion technology services to the U.S. Government (the "government") and other government prime contractors.

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

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets. Under SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life and intangible assets with indefinite lives will no longer be amortized over an arbitrary number of years. The effective date for VSE's implementation of SFAS No. 142 is January 1, 2002. See note 2 for the discussion of the company's goodwill and intangible assets.

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


         In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by the company beginning on January 1, 2002. The company does not anticipate that adoption of SFAS No. 144 will have a material impact, either positive or negative, on future results of operations or financial condition.


Earnings Per Share

         Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. There was no dilutive impact on reported earnings per share for 2001, 2000, and 1999.

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

         The company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported as a component of stockholders' investment. Realized gains and losses are included in other income. Available-for-sale debt securities as of December 31, 2001 and December 31, 2000 consisted of overnight money market accounts of $0 and $853 thousand, respectively, securedby government agency securities. The estimated fair value of these securities approximated cost, and the amount of gross unrealized gains and losses was not significant.


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


Contract Revenues

         Substantially all of the company's revenues result from contract services performed for the government or for contractors engaged in work for the government under a variety of contracts. Revenues on cost-type contracts are recorded on the basis of recoverable costs incurred and fees earned. Approximately $82.6 million, $92.6 million and $116.3 million of the company's revenues were under cost reimbursable contracts for the years ended December 31, 2001, 2000 and 1999, respectively.

         Revenues on fixed-price contracts are recorded as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues on time and material contracts are recorded on the basis of billable rates times hours delivered plus material and other reimbursable costs incurred.

         Potential revenue related to work performed at risk is not recognized as income until it can be reliably estimated and its realization is probable. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

         A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The company's indirect cost rates have been audited and approved for 1999 and prior years. In the opinion of management, the audits of the indirect cost rates for 2001 and 2000 will not result in material adjustments, if any, to the company's results of operations or financial position.


Other Current Assets

         Other current assets consisted of the following (in thousands):
                                                           2001        2000
                                                           ----        ----
    Federal and State Tax Receivable . . . . . . . . . . $   583     $   500
    Travel advances  . . . . . . . . . . . . . . . . . .     448         435
    Prepaid rent expense . . . . . . . . . . . . . . . .     266         155
    Other prepaid expenses . . . . . . . . . . . . . . .     687         443
                                                         -------     -------
                                                         $ 1,984     $ 1,533
                                                         =======     =======

Other Assets

         Other assets consisted of the following (in thousands):
                                                           2001        2000
                                                           ----        ----
    Deferred Compensation Trust  . . . . . . . . . . . . $ 1,453     $ 1,848
    Cash Surrender Value of Life Insurance . . . . . . .   1,120       1,034
    Other assets . . . . . . . . . . . . . . . . . . . .      73          76
                                                         -------     -------
                                                         $ 2,646     $ 2,958
                                                         =======     =======

Property and Equipment

         Property and equipment (valued at cost) consisted of the following (in thousands):
                                                           2001        2000
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 4,798     $ 6,083
    Furniture, fixtures, equipment and other . . . . . .   3,132       3,791
    Leasehold improvements . . . . . . . . . . . . . . .   2,419       1,585
    Buildings  . . . . . . . . . . . . . . . . . . . . .     302         302
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                         -------     -------
                                                          11,036      12,146
    Less accumulated depreciation  . . . . . . . . . . .  (6,825)     (8,810)
                                                         -------     -------
                                                         $ 4,211     $ 3,336
                                                         =======     =======

         Depreciation and amortization expense for property and equipment was approximately $1.1 million for 2001, $1.4 million for 2000 and $1.6 million for 1999. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of two to four years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of all other property and equipment is provided principally by the double-declining method over periods of three to twenty years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years.

Deferred Compensation Plans

         Deferred compensation plan expense for the years ended December 31, 2001, 2000, and 1999 was $21 thousand, $117 thousand and $29 thousand, respectively.

         Included in other assets are assets of the deferred compensation plans
which include  equity  securities recorded  at fair value.   The fair value of
these securities was approximately $1.5 million and $1.8 million as of December 31, 2001 and 2000, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.


Impairment Review

         The company performs a periodic review of certain long-lived assets to determine if impairment has occurred. If impaired, the company writes down the asset to its fair market value.


(2)  Goodwill and Intangible Assets

     As part of the August 29, 1995, acquisition of Energetics, the company recorded approximately $1.7 million of goodwill in connection with this acquisition, including approximately $200 thousand of additional goodwill due to contingency requirements established in the purchase agreement. Goodwill was amortized by the straight-line method over fifteen years, and approximately $1.1 million of unamortized goodwill remains on the books as of December 31, 2001. In accordance with SFAS No. 142, beginning in January 2002, goodwill will no longer be amortized, but will be reviewed annually to determine if an impairment has occurred.

     On December 28, 2000, VSE invested $960 thousand in the acquisition of certain contract and marketing rights. In accordance with SFAS No. 142, the intangible asset is being amortized by the straight-line method over five years, and approximately $768 thousand of unamortized intangible asset remains on the books as of December 31, 2001.

     Amortization expense for goodwill and intangible assets was approximately $311 thousand, $115 thousand and $180 thousand for 2001, 2000, and 1999, respectively.

(3)  Accounts Receivable

         The components of accounts receivable as of December 31, 2001 and 2000, were as follows (in thousands):
                                                           2001        2000
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $ 8,349     $ 7,192
  Unbilled:
    Retainages  . . . . . . . . . . . . . . . . .            116          71
    Other (principally December work billed in
      January)  . . . . . . . . . . . . . . . . .         12,684      12,012
  Less-Allowance for doubtful accounts  . . . . .           (300)        (60)
                                                         -------     -------
    Total accounts receivable                            $20,849     $19,215
                                                         =======     =======

         The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of $244 thousand as of December 31, 2001 and $201 thousand as of December 31, 2000. "Unbilled: Other" also includes certain costs for work performed at risk which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled: Other" were $702 thousand and $307 thousand as of December 31, 2001, and 2000, respectively.

         Contracts with the government, primarily with the U.S. Department of Defense, accounted for approximately 93% of revenues for 2001 and 99% of revenues for 2000 and 1999. These contracts were primarily for engineering
services.   A contract awarded in 1995 with the U.S. Navy accounted for approximately 38%, 41% and 50% of such revenues in 2001, 2000, and 1999, respectively.

         The company generally expects to collect all accounts receivable other than retainages within one year.


(4)  Debt

         VSE has a revolving loan agreement with a bank on which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2003. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million dollars. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements. The amount borrowed under this loan agreement was approximately $351 thousand and $0 as of December 2001 and 2000, respectively. Interest expense incurred was approximately $60 thousand, $74 thousand and $170 thousand for 2001, 2000, and 1999, respectively.

         Due to the write off of the CMstat note receivable (see "Discontinued Operations" section of "Management Discussion and Analysis") and to certain operating losses, including losses associated with start-up costs of TTD and

MSD, the company did not achieve the original minimum amount established in the profitability covenant at year end 2000 and for each of the four quarters during 2001, and is projecting to not achieve the original minimum required amount for the first and second quarters of 2002. The company and the bank have made amendments to the loan agreement during 2001 and 2002 to restate this covenant for 2000, 2001 and 2002. The company was in compliance during 2000 and 2001, and is expecting to be in compliance during 2002, with all covenants of the loan agreement as amended.


(5)  Accrued Expenses

         The components of accrued expenses as of December 31, 2001 and 2000, were as follows (in thousands):
                                                           2001         2000
                                                           ----         ----
     Accrued salaries  . . . . . . . . . . . . . . . .    $1,174       $1,490
     Accrued vacation  . . . . . . . . . . . . . . . .     1,291        1,518
     Estimated future losses on fixed-price and
       time and material contracts . . . . . . . . . .       463          293
     Other accrued expenses  . . . . . . . . . . . . .     1,307        1,820
                                                          ------       ------
       Total accrued expenses                             $4,235       $5,121
                                                          ======       ======

(6)  ESOP/401(k) Plan and Profit Sharing Plan

         VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, VSE and certain of its operating entities made contributions into a trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Contributions at the rate of up to 2% of eligible employee compensation were permitted at the discretion of the VSE board of directors and were allocated, subject to a vesting schedule, on a pro rata basis on eligible employee compensation. The 401(k) segment of the plan allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. As of April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. For 2001 and prior years, the employer contribution was equal to 50% of the employee deferral on the first 5% of the employee pay deferred. For 2002 and future years, the employer contribution will be equal to 50% of the employee deferral on the first 6% of the employee pay deferred. The company expense associated with this plan for 2001, 2000, and 1999 was $249 thousand, $245 thousand, and $333 thousand, respectively.

         The ESOP/401(k) plan held 429,526 shares and 521,014 shares of VSE stock as of December 31, 2001 and 2000, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

         Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2001, 2000, and 1999 was $450 thousand, $400 thousand, and $312 thousand, respectively.

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
                                        2001     2000     1999
                                        ----     ----     ----
Net income:            As reported     $  855   $  968   $1,534
                                       ======   ======   ======
                       Pro forma       $  761   $  874   $1,463
                                       ======   ======   ======

Earnings per share:    As reported     $ 0.40   $ 0.46   $ 0.73
                                       ======   ======   ======
                       Pro forma       $ 0.36   $ 0.41   $ 0.69
                                       ======   ======   ======

         Under the 1996 Plan, the company may grant options for and sell up to an aggregate of 273,698 shares of the common stock of the company. Through December 31, 2001 the company has granted options for 211,455 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors. The 1996 Plan will terminate on the earliest of February 5, 2006, or the date on which all options
under the 1996 plan have been exercised or terminated.   As of December 31,
2001, 44,625 shares are exercisable under this plan.

         Under the 1998 Plan, the company may grant options for and sell up to an aggregate of 343,750 shares of common stock. Of the shares available for grant, 15,625 shares may be granted to non-employee directors of VSE, and 328,125 shares may be granted to executive officers and key employees. Through December 31, 2001 the company has granted options for 172,750 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options under the 1998 Plan have been exercised or terminated.

         Information with respect to stock options is as follows:
                                  Weighted         Weighted          Weighted
                                  Average          Average           Average
                                  Exercise         Exercise          Exercise
                            2001   Price     2000   Price     1999    Price
                            ----   -----     ----   -----     ----    -----
Number of shares under
 stock options:
 Outstanding at beginning
  of year                  343,455  $10.28  279,085  $11.01  234,273  $10.95
 Granted                    69,750    5.77   79,000    7.89   69,750   10.93
 Exercised                       -       -        -       -     (313)   9.42
 Forfeited                 (19,000)   9.01  (14,630)  11.29  (24,625)  10.32
 Terminations             (176,830)  11.30        -       -        -       -
                           -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  217,375  $ 8.12  343,455  $10.28  279,085  $11.01
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year                  112,687  $ 8.83  247,486  $10.80  213,585  $11.02
                           =======  ======  =======  ======  =======  ======
Weighted average remaining
  contractual life         6 years          6 years          6 years

Weighted average fair
 value of options granted    $2.24            $3.32            $2.36
                             =====            =====            =====

         The fair value of the options is estimated on the date of grant using the
Black-Scholes option pricing model.  The following assumptions were used in the pricing calculation for 2001, 2000 and 1999:
                                          2001       2000       1999
                                          ----       ----       ----
Risk free interest rate                   5.04%      6.42%      4.57%
Dividend yield                            2.77%      2.00%      2.00%
Expected life                            3 years    3 years    3 years
Expected volatility                      58.27%     61.95%     29.00%


(8)  Income Taxes

         The company files consolidated federal income tax returns with all of its subsidiaries.  The components of the provision for income taxes for the years ended December 31, 2001, 2000, and 1999 are as follows (in thousands):
                                                   2001      2000      1999
                                                   ----      ----      ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $  218    $  682    $1,691
     State . . . . . . . . . . . . . . . . . . .      11       169       393
                                                  ------    ------    ------
                                                     229       851     2,084
  Deferred
     Federal . . . . . . . . . . . . . . . . . .     182       (36)     (432)
     State   . . . . . . . . . . . . . . . . . .      30        (9)     (117)
                                                  ------    ------    ------
                                                     212       (45)     (549)
                                                  ------    ------    ------
  Provision for income taxes                      $  441    $  806    $1,535
                                                  ======    ======    ======

         The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 2001, 2000, and 1999 are as follows (in thousands):
                                                   2001      2000      1999
                                                   ----      ----      ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $  441    $  744    $1,326
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .      74       112       180
     Permanent differences, net  . . . . . . . .      (2)        -         9
     Other, net  . . . . . . . . . . . . . . . .     (72)      (50)       20
                                                  ------   -------    ------
     Provision for income taxes                   $  441    $  806    $1,535
                                                  ======    ======    ======

         The provision for income taxes has been reduced for the period ending December 31, 2001 due to a change in the company's effective state tax rate. The reduction in the effective state tax rate is the result of lower apportion-ment factors in states with higher tax rates. The provision for income taxes includes a one time state tax adjustment of approximately $72,000.

         The company's deferred tax assets (liabilities) as of December 31, 2001 and
2000, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                        2001           2000
                                                        ----           ----
   Current deferred tax assets   . . . . . . . . . .   $1,007         $1,035
   Current deferred tax liabilities  . . . . . . . .     (312)          (182)
                                                       ------         ------
     Net current deferred tax assets . . . . . . . .      695            853
                                                       ------         ------
   Noncurrent deferred tax assets  . . . . . . . . .    1,038          1,101
   Noncurrent deferred tax liabilities . . . . . . .     (245)          (254)
                                                       ------         ------
     Net noncurrent deferred tax assets  . . . . . .      793            847
                                                       ------         ------
   Net deferred tax assets . . . . . . . . . . . . .   $1,488         $1,700
                                                       ======         ======

         The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows (in thousands):
                                                        2001           2000
                                                        ----           ----
   Deferred compensation . . . . . . . . . . . . . .   $1,082         $1,317
   Accelerated depreciation  . . . . . . . . . . . .      134             84
   Bad debt expense  . . . . . . . . . . . . . . . .      115             25
   Accrued expenses  . . . . . . . . . . . . . . . .       88            205
   Intangible assets . . . . . . . . . . . . . . . .       82             37
   Allowance for contract and other disallowances  .       78             68
   Retainages not taxed until billed.  . . . . . . .      (46)           (61)
   Deferred revenues . . . . . . . . . . . . . . . .     (225)           (90)
   Other . . . . . . . . . . . . . . . . . . . . . .      180            115
                                                       ------         ------
   Net deferred tax assets                             $1,488         $1,700
                                                       ======         ======

(9)  Commitments and Contingencies

Leases and other commitments

     The principal facilities of the company and its subsidiaries are generally rented under noncancelable operating leases for periods of one to ten years.
The company and its subsidiaries also lease equipment generally under noncancelable operating leases for periods of one to five years. In addition, the company entered into a Microsoft license agreement requiring contract payments over three years, beginning in June, 2001. Total rent, lease and other commitments for 2001, 2000, and 1999 was approximately $1.8 million, $1.9 million, and $1.9 million, respectively, which was net of sublease income of $689 thousand, $694 thousand and $686 thousand, respectively. The future minimum annual commitments having remaining noncancelable commitment terms in excess of one year, net of noncancelable sublease income, will approximate
$2.4 million in 2002, $2.0 million in 2003, $1.5 million in 2004 and 2005,
$900 thousand in 2006, and $1.7 million thereafter.


Litigation

         In June 2001 a personal injury lawsuit was filed against VSE, Astoria Metals Corporation ("AMC"), Ship Dismantlement and Recycling Joint Venture, Earth Tech, Inc., and Tyco International Ltd. in the Superior Court of the State
of California for the County of Alameda (Case No. 835601-7).   While the
plaintiffs' complaint does not specify the amount of alleged damages suffered, the plaintiffs have provided the defendants with a notice of damages aggregating approximately $20 million. VSE provided notice of the suit to its insurance carrier, Travelers Insurance, which is defending the company in this matter. While there is no assurance, VSE believes that the resolution of the lawsuit will not have a material adverse effect on VSE's consolidated financial position or results of operations.

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

         In December 2000, the company determined that the remaining balance under the promissory note acquired from the sale of its CMstat subsidiary was not collectible and approximately $688 thousand was written off. Accordingly, the consolidated financial statements have been restated to reflect the disposition of its CMstat subsidiary as discontinued operations. The revenues, costs and expenses, assets and liabilities and cash flows from the CMstat subsidiary have been excluded from the respective captions in the Consolidated Statement of Operations, Balance Sheets, Cash Flows and related footnotes.


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


                                   PART III


ITEM 10.   Directors and Executive Officers of the Registrant

         Information with respect to Directors of the company is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be filed not later than 120 days after December 31, 2001, with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement"). Certain information relating to Executive Officers of the company appears on page 10 of this Form 10-K Annual Report.


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

                                VSE CORPORATION

Date:  March 6, 2002                  By:  /s/  C. S. Weber
                                           -----------------------------
                                           C. S. Weber, Executive Vice
                                           President and Chief Financial
                                           Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.

(a)      Principal Executive Officers:

         /s/ D. M. Ervine
         ----------------------------------------------------------------
         D. M. Ervine, Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer


(b)      Principal Financial Officer:  (c)  Principal Accounting Officer:

         /s/ C. S. Weber                    /s/ T. R. Loftus
         -----------------------------      -----------------------------
         C. S. Weber, Executive Vice        T. R. Loftus, Senior Vice
         President and Chief Financial      President and Comptroller
         Officer

(d)      Directors:

         /s/ D. M. Ervine                   /s/ D. M. Osnos
         -----------------------------      -----------------------------
         D. M. Ervine                       D. M. Osnos

         /s/ R. J. Kelly                    /s/ J. D. Ross
         -----------------------------      -----------------------------
         R. J. Kelly                        J. D. Ross

         /s/ C.M. Kendall                   /s/ B. K. Wachtel
         -----------------------------      -----------------------------
         C. M. Kendall                      B. K. Wachtel

         /s/ C. S. Koonce
         -----------------------------
         C. S. Koonce

                                 EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                             *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996                *
               By-Laws of VSE Corporation as amended through
                 May 16, 2000 (Exhibit 3.2 to Form 10-Q dated
                 October 27, 2000)                                       *
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)                         *
     9       Voting trust agreement                             Not Applicable
    10       Material contracts
              Employment Agreement entered into as of December 10,
                1997, by and between VSE Corporation and
                Jayne M. Tuohig   (Exhibit VII to form 10-K dated
                March 7, 2001)
              Employment Agreement entered into as of December 10,
                1997, by and between VSE Corporation and
                Craig S. Weber (Exhibit VIII to form 10-K dated
                March 7, 2001)
              Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)                                           *
             Employment Agreement entered into as of January 15,
               1999, by and between VSE Corporation and
               Energetics, Incorporated and Robert J. Kelly
               (Exhibit VII to Form 10-K dated March 18, 1999)           *
             Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)                                           *
              Employment Agreement dated as of November 1,
                2000, by and between VSE Corporation and
                James M. Todd (Exhibit V to form 10-K dated
                March 7, 2001)
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                           *

                                 EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
              Separation Agreement and General Release dated
                February 15, 2002, by and between
                VSE Corporation and James M. Todd                  Exhibit IV
              Consulting Agreement dated February 15, 2002,
                by and between VSE Corporation and
                James M. Todd                                      Exhibit V
              Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                             *
             VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996)
              VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)
              VSE Corporation 1998 Non-employee Directors Stock Plan
              (Appendix B to Registrant's definitive proxy statement for the Annual Meeting of Stockholders held on May 6, 1998)

    12       Statements re computation of ratios                Not Applicable
    13       Annual report to security holders, Form 10-Q
               or selected quarterly data                          Exhibit II
    16       Letter re change in certifying accountant          Not Applicable
    18       Letter re change in accounting principles          Not Applicable
    21       Subsidiaries of the registrant                        Exhibit I
    22       Published report regarding matters submitted
             to vote of security holders                        Not Applicable
    23       Consents of independent public accountants and
               counsel                                             Exhibit III
    24       Power of attorney                                  Not Applicable
    99       Additional exhibits                                Not Applicable



*Document has been filed as indicated and is incorporated by reference herein.