Form 10-Q
period 2002-03-31
VSE CORP
filed 2002-04-30
CIK 102752

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2002             Commission File Number:  0-3676


                                 VSE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                             54-0649263
 (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of April 30, 2002: 2,181,540.

VSE CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business", "Management's Discussion and Analysis' and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report and Form 10-K for the fiscal year ended December 31, 2001 (Form 10-K) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance  on  these  forward  looking  statements,  which  reflect  management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q to be filed by the company subsequent to the Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the company.

VSE CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                       March 31,  December 31,
                                                         2002         2001
                                                       --------    --------
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    318    $    209
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     22,642      20,849
  Deferred tax assets  . . . . . . . . . . . . . . .        818         695
  Other current assets . . . . . . . . . . . . . . .      2,336       1,984
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     26,114      23,737

Property and equipment, net  . . . . . . . . . . . .      3,947       4,211
Deferred tax assets  . . . . . . . . . . . . . . . .        777         793
Intangible assets, net . . . . . . . . . . . . . . .      1,774       1,822
Other assets . . . . . . . . . . . . . . . . . . . .      2,533       2,646
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 35,145    $ 33,209
                                                       ========    ========

Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $ 11,173    $ 10,609
  Accrued expenses   . . . . . . . . . . . . . . . .      3,857       4,235
  Dividends payable  . . . . . . . . . . . . . . . .         86          86
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     15,116      14,930

Long-term debt . . . . . . . . . . . . . . . . . . .      2,189         351
Deferred compensation  . . . . . . . . . . . . . . .      1,332       1,453
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     18,637      16,734
                                                       --------    --------

Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued and outstanding
    2,150,450 shares in 2002 and 2001  . . . . . . .        107         107
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,294       3,294
  Retained earnings  . . . . . . . . . . . . . . . .     13,107      13,074
                                                       --------   ---------
    Total stockholders' investment . . . . . . . . .     16,508      16,475
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 35,145    $ 33,209
                                                       ========    ========



   The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME           For the three months ended March 31,
(in thousands, except share amounts)


                                                            2002          2001
                                                            ----          ----

Revenues, principally from contracts . . . . . . . .   $  29,080     $  30,442

Costs and expenses of contracts  . . . . . . . . . .      28,816        29,948
                                                       ---------     ---------

Gross profit . . . . . . . . . . . . . . . . . . . .         264           494

Selling, general and administrative expenses . . . .          28            49

Interest expense, net  . . . . . . . . . . . . . . .          17            15
                                                       ---------     ---------

Income before income taxes . . . . . . . . . . . . .         219           430

Provision for income taxes . . . . . . . . . . . . .         100           174
                                                       ---------     ---------

Net income . . . . . . . . . . . . . . . . . . . . .   $     119     $     256
                                                       =========     =========


Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.06     $    0.12
                                                       =========     =========

Basic weighted average shares outstanding              2,150,540     2,125,863
                                                       =========     =========


Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.06     $    0.12
                                                       =========     =========

Diluted weighted average shares outstanding            2,150,540     2,125,863
                                                       =========     =========





   The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(in thousands)


                                  Common Stock
                                ---------------   Paid-In   Retained   Treasury
                                Shares   Amount   Surplus   Earnings     Stock
                                ------   ------   -------   --------   -------

Balance at
  December 31, 2000 . . . .      2,198   $  110   $ 3,914   $ 12,561   $  (792)

Net income
  for the year  . . . . . .         --       --        --        855        --

Issuance of
  Treasury stock  . . . . .         --       --       (81)        --       220

Retirement of
  Treasury stock  . . . . .        (52)      (3)     (569)        --       572

Issuance of stock . . . . .          4       --        30         --        --

Dividends declared
  ($.16)  . . . . . . . . .         --       --        --       (342)       --
                                ------   ------   -------   --------   -------

Balance at
  December 31, 2001 . . . .      2,150      107     3,294     13,074        --

Net income
  for the period  . . . . .         --       --        --        119        --

Dividends declared
  ($.04)  . . . . . . . . .         --       --        --        (86)       --
                                ------   ------   -------   --------   -------
Balance at
  March 31, 2002  . . . . .      2,150   $  107   $ 3,294   $ 13,107   $    --
                                ======   ======   =======   ========   =======




   The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS      For the three months ended March 31,
(in thousands)


                                                               2002     2001
                                                               ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $   119  $   256
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .      358      362
     (Gain) loss on sale of property and equipment . . . .       (2)       9
     Change in Deferred compensation . . . . . . . . . . .     (121)    (124)
     Change in Deferred taxes  . . . . . . . . . . . . . .     (107)     (28)
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .   (1,793)  (2,122)
     Other current assets and noncurrent assets  . . . . .     (239)    (167)
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .      564    1,023
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (378)    (149)
                                                            -------  -------
       Net cash used in operating activities                 (1,599)    (940)
                                                            -------  -------

Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . .      (44)    (231)
                                                            -------  -------
       Net cash used in investing activities                    (44)    (231)
                                                            -------  ------- -

Cash flows from financing activities:
  Net proceeds from long-term debt       . . . . . . . . .    1,838    1,304
  Cash dividends paid  . . . . . . . . . . . . . . . . . .      (86)     (86)
                                                            -------  -------
       Net cash provided by financing activities              1,752    1,219
                                                            -------  -------

Net increase in cash and cash equivalents  . . . . . . . .      109       48
  Cash and cash equivalents at beginning of period . . . .      209      647
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $   318  $   695
                                                            =======  =======






   The accompanying notes are an integral part of these financial statements.

                        VSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation
Annual Report on Form 10-K for the year ended December 31, 2001. The company operates within one reportable segment.


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


DEBT

VSE has a revolving loan agreement with a bank on which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2003. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million dollars. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements. The amount borrowed under this loan agreement was approximately $2.2 million and $1.3 million, and interest expense incurred was approximately $21 thousand and $17 thousand as of March 31, 2002 and 2001, respectively. Accounts receivable

                        VSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


increased slightly at March 31, 2002 as compared to December 31, 2001 due to an overall increase in VSE's business during March of 2002 while liabilities remained substantially unchanged. This resulted in an increase in borrowing for the first quarter of 2002 from $351 thousand to approximately $2.2 million.

Due to the write off of a note receivable associated with the divestiture of a former VSE subsidiary company prior to year end 2000 and to certain operating losses, including losses associated with start-up costs of TTD and MSD, the company did not achieve the original minimum amount established in the profitability covenant for each quarter between December 31, 2000 and March 31, 2002, and was projecting to not achieve the original minimum required amount for the second quarter of 2002. The company and the bank have made amendments to the loan agreement during 2001 and 2002 to restate this covenant for 2000, 2001 and 2002. The company was in compliance during 2000, 2001, and 2002, and is expecting to be in compliance for the remainder of 2002, with all covenants of the loan agreement as amended.


EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. There was no dilutive impact on reported earnings per share for the three months ended March 31, 2002 and 2001.


LITIGATION

In June 2001 a personal injury lawsuit was filed against VSE, Astoria Metals Corporation ("AMC"), Ship Dismantlement and Recycling Joint Venture, Earth Tech, Inc., and Tyco International Ltd. As of March 31, 2002 there is no new information to report. For additional information on this lawsuit, see VSE's Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

COMPANY ORGANIZATION AND OVERVIEW

COMPANY ORGANIZATION

The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Ordnance Division
("Ordnance"), Value Systems Services Division ("VSS"), Telecommunications Technologies Division ("TTD"), and Land Systems Division ("Land Systems") beginning in February 2001, and Management Sciences Division ("MSD") beginning in December 2001.

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

OVERVIEW OF SERVICES

The company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major player in providing logistics, training, and technical assistance in support of the Navy's ship transfer program. Fleet Maintenance, Ordnance, and VSS also support the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, air combat logistics, and outsourcing decision assistance. SRR has provided environmentally sound solutions for the dismantling and disposal of inactive ships. Land Systems provides the Army with engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army and other government agencies and commercial organizations with quality training services for product, process, and management optimization.

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

VSE also provides services to other government agencies and industry. The company has provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its HRSI subsidiary. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. TTD markets the company's growing capability to provide government and industry customers with the latest products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for a wide variety of voice, data, multimedia and related projects. These projects include facility security solutions and intelligent conference rooms which provide an ideal balance between technology and human interaction. VCG began providing logistics, training, and technical assistance support to the U.S. Coast Guard in February 2002.

Substantially all of the company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on fixed-price contracts are recorded as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Profits on fixed-price contracts result from the difference between the costs of services performed and the revenue earned based on percentage-of-completion.

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items for the three month periods ended March 31, 2002 and 2001 (in thousands):




                                                                   2002
                                                                 Compared
                                                                    to
                                               2002      2001      2001
                                               ----      ----      ----

Revenues . . . . . . . . . . . . . . . . .   $29,080   $30,442   $(1,362)
                                             =======   =======   =======

Income before income taxes . . . . . . . .   $   219   $   430   $  (211)
Provision for income taxes . . . . . . . .       100       174       (74)
                                             -------   -------   -------
Net income  . . .  . . . . . . . . . . . .   $   119   $   256   $  (137)
                                             =======   =======   =======

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The discussion and analysis that follow are intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company.

RESULTS OF OPERATIONS

Revenues declined by approximately 4% for the three month period ended March 31, 2002, as compared to the same period of 2001. The decrease in revenues was primarily due to the expiration of contracts performed by VSE for the U.S. Postal Service and by Ordnance for the U.S. Navy (see "Contract Expirations" below), and to a reduction in revenue associated with the company's decision to discontinue SRR's ship remediation and recycling efforts (See "Business Termination and New Business Start-ups" below). These reductions in revenue were offset substantially by increases in revenues in some of the company's other divisions and subsidiaries, most notably by increased revenues resulting from an increase in BAV's ship transfer work.

Pretax income declined by approximately 49% for the three month period ended March 31, 2002, as compared to the same period of 2001. The decrease in pre-tax income resulted from the loss of revenue on some of VSE's higher margin contract efforts. This included the elimination of profits associated with the U. S. Postal Service contract and the reduction in profits associated with the work on the expired Ordnance Division contract (See "Contract Expirations" below). Other factors that reduced pre-tax income included the elimination of profits associated with SRR's business and start-up costs associated with MSD's business (See "Business Termination and New Business Start-ups" below). TTD incurred pretax losses in the first quarters of 2002 and 2001. Although the TTD pretax loss was slightly smaller in 2002 than in 2001, these losses have had a negative impact on earnings in both years.

BAV CONTRACT. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. The contract accounted for approximately 46% and 37% of consolidated revenues from operations during the three month periods ended March 31, 2002 and 2001, respectively. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

CONTRACT EXPIRATIONS. VSE (parent company) had a contract to provide engineering support services to the U.S. Postal Service. VSE was not awarded

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

the successor contract, and work on this contract effort terminated as of January 31, 2001. This contract accounted for approximately 3% of total company revenues for the three months ending March 31, 2001. The loss of revenues associated with the expiration of this contract contributed to the decline in pretax income in 2002 as compared to 2001. VSE's Ordnance Division had a contract with the U.S. Navy to provide program management and logistics services that expired in December 2001. VSE re-bid and was awarded the successor contract in its Fleet Maintenance Division. Future work under the successor contract will be conducted by Fleet Maintenance. This contract is a five year contract awarded in October 2001, and it has the potential to generate total revenues of approximately $72.5 million from 2001 through 2006. One program performed by Land Systems under the predecessor contract was not renewed under the new contract, and this work was not performed by the company during the first three months of 2002. The lapse in contract coverage for this program resulted in a loss of revenue and profit for the company during this period. A subsequent contract was obtained in April of 2002 and work on the program resumed.

Business Termination and New Business Start-ups. VSE decided in 2001 to discontinue SRR's ship remediation and recycling efforts at the Hunters Point Shipyard in San Francisco, California, due to the limited business opportunities associated with ship dismantlement work, due in part to an absence of any significant amount of government funding for these efforts. Profitability from the SRR work has been marginal for VSE. Concurrent with the decision to cease SRR operations, VSE formed MSD to offer government and commercial organizations quality training and product, process, and management optimization services. VSE expects MSD revenues to approximately equal revenues formerly generated by SRR, with MSD profit margins higher than the marginal profitability provided by SRR. The net effect of these decisions is expected to be neutral to future company revenue while increasing profitability. MSD was in a start-up phase during the three months ended March 31, 2002 and had not yet reached its full sales potential. In February 2002, VCG began work for the U.S. Coast Guard under a contract that has potential to generate total revenues of approximately $25.4 million over five years. The company is expecting this work to contribute to revenue and profit growth in future periods.

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

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

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

GLOBAL ECONOMIC CONDITIONS AND POLITICAL FACTORS

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential foreign customers served through VSE's contracts with the U.S. Government and in particular, the BAV contract. An economic slowdown in countries served under the BAV contract could potentially affect sales. The international conflict initiated by the terrorist attacks in New York and Washington, D. C. on September 11, 2001 and the continuing conflict in the Middle-East could potentially increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the company's revenues may result from sales on the BAV contract to a single foreign government. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.

FINANCIAL CONDITION

VSE's financial condition did not change materially during the three month period ended March 31, 2002. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased slightly at March 31, 2002 as compared to December 31, 2001 due to an overall increase in VSE's business during March of 2002 while liabilities remained substantially unchanged.

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The increase in total stockholder's investment in 2001 resulted from earnings and dividend activity.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash and cash equivalents increased by approximately $109 thousand during the three month period ended March 31, 2002. The increase in cash and cash equivalents during this period resulted from cash provided by financing activities of approximately $1.8 million, cash used in operating activities of approximately $1.6 million, and cash used in investing activities of approximately $44 thousand. Significant financing activities included an increase of approximately $1.8 million in bank loan borrowings. Cash flow used in operating activities was primarily due to an increase in accounts receivable. Investing activities consisted of purchases of property and equipment, net of dispositions.

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

The difference between cash used in operating activities of approximately $1.6 million in 2002 as compared to approximately $940 thousand in 2001 is primarily due to changes in the levels of accounts payable and accrued expenses resulting from fluctuations in contract activity.

Quarterly cash dividends at the rate of $.04 per share were declared during the three month period ended March 31, 2002. Per its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

SOURCES OF LIQUIDITY

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

used in performance on the company's contracts. An increase in accounts receivable associated with increased levels of work by BAV and Fleet Maintenance for the U.S. Navy, and generally slower collection of accounts receivables in TTD, contributed to a decrease in internally generated cash flows during this period. Internal liquidity is also affected by the acquisition of capital assets for office and computer support, facilities improvements, and by the payment of cash dividends. Purchases of capital assets for office and computer support and facilities improvements during the three months ended March 31, 2002 did not substantially affect internal liquidity.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Notes to Consolidated Financial Statements".) The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of March 31, 2002. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million. The company determined that the $15 million commitment was adequate to cover current and future liquidity requirements.

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

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS


In February 2002, VSE formed VCG to provide logistics, training, and technical assistance support to the U.S. Coast Guard under a new contract that has the potential to generate total revenue of approximately $25.4 million over five years.


GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets. Under SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life and intangible assets with indefinite lives will no longer be amortized over an arbitrary number of years. The effective date for VSE's implementation of SFAS No. 142 is January 1, 2002. The adoption of SFAS No. 142 has not had a material impact, either positive or negative, on results of operations or financial condition.

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The effective date for VSE's implementation of SFAS No. 144 is January 1, 2002. The adoption of SFAS No. 144 has not had a material impact, either positive or negative, on results of operations or financial condition.

DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

VSE's bank loan financing provides available borrowing to the company at variable interest rates. The company has not borrowed significant amounts on the loan in recent years. Accordingly, the company does not believe that any

VSE CORPORATION AND SUBSIDIARIES
MANAGEMENT DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

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

                                 VSE CORPORATION




Date:  April 30, 2002              /s/  C. S. Weber
                                   ----------------------------------------
                                   C. S. Weber, Executive Vice President,
                                                Secretary, and Chief
                                                Administrative Officer


Date:  April 30, 2002              /s/  T. R. Loftus
                                   ----------------------------------------
                                   T. R. Loftus, Senior Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)








The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.