Form 10-Q
period 2002-06-30
VSE CORP
filed 2002-07-25
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2002         Commission File Number:  0-3676


                              VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                    54-0649263
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                             22303-1499
  (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of July 25, 2002: 2,181,540.

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

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                        June 30,  December 31,
                                                          2002        2001
                                                          ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $    247    $    209
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     25,902      20,849
  Deferred tax assets  . . . . . . . . . . . . . . .      1,081         695
  Other current assets . . . . . . . . . . . . . . .      1,801       1,984
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     29,031      23,737

Property and equipment, net  . . . . . . . . . . . .      3,817       4,211
Deferred tax assets  . . . . . . . . . . . . . . . .        678         793
Intangible assets, net . . . . . . . . . . . . . . .      1,726       1,822
Other assets . . . . . . . . . . . . . . . . . . . .      2,419       2,646
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 37,671    $ 33,209
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . .   $  1,477    $      -
  Accounts payable   . . . . . . . . . . . . . . . .     13,453      10,609
  Accrued expenses   . . . . . . . . . . . . . . . .      4,569       4,235
  Dividends payable  . . . . . . . . . . . . . . . .         87          86
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     19,586      14,930

Long-term debt . . . . . . . . . . . . . . . . . . .          -         351
Deferred compensation  . . . . . . . . . . . . . . .      1,135       1,453
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     20,721      16,734
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued and outstanding
    2,181,540 shares in 2002 and 2,150,540 in 2001 .        109         107
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,549       3,294
  Retained earnings  . . . . . . . . . . . . . . . .     13,292      13,074
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     16,950      16,475
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 37,671    $ 33,209
                                                       ========    ========


The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Income   For the three and six months ended June 30,
--------------------------------------------------------------------------------
(in thousands, except share amounts)
                                         Three Months             Six Months
                                       2002        2001        2002        2001
                                       ----        ----        ----        ----
Revenues, principally from
  contracts . . . . . . . . . . .  $  36,353   $  24,633   $  65,433   $  55,075

Costs and expenses of contracts .     35,835      24,010      64,651      53,958
                                   ---------   ---------   ---------   ---------
Gross profit  . . . . . . . . . .        518         623         782       1,117

Selling, general and administrative
  expenses . . . . .                      35          64          63         113

Interest expense, net of interest
  income  . . . . . . . . . . . .         29          14          46          29
                                   ---------   ---------   ---------   ---------
Income before income taxes  . . .        454         545         673         975

Provision for income taxes  . . .        180         211         280         385
                                   ---------   ---------   ---------   ---------
Net income  . . . . . . . . . . .  $     274   $     334   $     393   $     590
                                   =========   =========   =========   =========

Basic earnings per share:

Net income  . . . . . . . . . . .  $     .12   $     .16   $     .18   $     .28
                                   =========   =========   =========   =========
Basic weighted average shares
  outstanding                      2,173,790   2,130,863   2,163,826   2,128,720
                                   =========   =========   =========   =========

Diluted earnings per share:

Net income  . . . . . . . . . . .  $     .12   $     .16   $     .18   $     .28
                                   =========   =========   =========   =========
Diluted weighted average shares
  outstanding                      2,199,866   2,130,863   2,188,685   2,128,720
                                   =========   =========   =========   =========


The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
--------------------------------------------------------------------------------
(in thousands)
                                  Common Stock    Paid-In   Retained    Treasury
                                Shares   Amount   Surplus   Earnings      Stock
                                ------   ------   -------   --------      -----
Balance at
  December 31, 2000 . . . .      2,198   $  110   $ 3,914   $ 12,561   $ (792)

Net income
  for the year  . . . . . .         --       --        --        855       --

Issuance of
  Treasury stock  . . . . .         --       --       (81)        --      220

Retirement of
  Treasury stock  . . . . .        (52)      (3)     (569)        --      572

Issuance of stock . . . . .          4       --        30         --       --

Dividends declared
  ($.16)  . . . . . . . . .         --       --        --       (342)      --
                                 -----   ------   -------   --------   ------
Balance at
  December 31, 2001 . . . .      2,150      107     3,294     13,074       --

Net income
  for the period  . . . . .         --       --        --        393       --

Issuance of stock . . . . .         31        2       255         --       --

Dividends declared
  ($.08)  . . . . . . . . .         --       --        --       (175)      --
                                 -----   ------   -------   --------   ------
Balance at
  June 30, 2002 . . . . . .      2,181   $  109   $ 3,549   $ 13,292   $   --
                                 =====   ======   =======   ========   ======







The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows         For the six months ended June 30,
-------------------------------------------------------------------------------
(in thousands)

                                                              2002     2001
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $   393  $   590
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .      726      754
     Loss on sale of property and equipment  . . . . . . .        9       26
     Change in deferred compensation . . . . . . . . . . .     (191)     (48)
     Change in deferred taxes  . . . . . . . . . . . . . .     (271)     (76)
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .   (5,053)     912
     Other current assets and noncurrent assets  . . . . .      410     (537)
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .    2,717   (2,230)
     Accrued expenses  . . . . . . . . . . . . . . . . . .      334       40
                                                            -------  -------
       Net cash used in operating activities                   (926)    (569)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment,
    (net of dispositions)  . . . . . . . . . . . . . . . .     (245)    (800)
                                                            -------  -------
       Net cash used in investing activities                   (245)    (800)
                                                            -------  -------
Cash flows from financing activities:
  Net proceeds from bank notes payable . . . . . . . . . .    1,126    1,338
  Cash dividends paid  . . . . . . . . . . . . . . . . . .     (174)    (170)
  Issuance of common stock . . . . . . . . . . . . . . . .      257      139
                                                            -------  -------
       Net cash provided by financing activities              1,209    1,307
                                                            -------  -------

Net increase (decrease) in cash and cash equivalents . . .       38      (62)
  Cash and cash equivalents at beginning of period . . . .      209      647
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $   247  $   585
                                                            =======  =======

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2001. The company operates within one reportable segment.


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


Debt

VSE has a revolving loan agreement with a bank on which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2003. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements. The amount borrowed under this loan agreement was approximately $1.5 million as of June 30, 2002.

As of June 30, 2002, the loan expiration date was less than twelve months in the future and is classified as a current obligation. VSE and the bank have agreed to extend the loan expiration date to a date further into the future, and VSE is waiting for bank loan committee approval and is expecting formal documentation of this extension in August 2002.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Due to the write off of a note receivable associated with the divestiture of a former VSE subsidiary company prior to year end 2000 and to certain operating losses, including losses associated with start-up costs of TTD and MSD, the company did not achieve the original minimum amount established in the profitability covenant for each quarter between December 31, 2000 and June 30, 2002. The company and the bank have made amendments to the loan agreement during 2001 and 2002 to restate this covenant and as a result, the company is in compliance during 2000, 2001, and 2002.


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


Litigation

In June 2001 a personal injury lawsuit was filed against VSE, Astoria Metals Corporation (AAMC@), Ship Dismantlement and Recycling Joint Venture, Earth Tech, Inc., and Tyco International Ltd. While the plaintiffs' complaint does not specify the amount of alleged damages suffered, the plaintiffs have provided the defendants with a notice of damages aggregating approximately $20 million. VSE provided notice of the suit to its insurance carrier, Travelers Insurance, which is defending the company in this matter. While there is no assurance, VSE believes that the resolution of the lawsuit will not have a material adverse effect on VSE's consolidated financial position or results of operations.

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company=s results of operations or financial position.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Company Organization and Overview

Company Organization

The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Coast
Guard Division ("VCG") beginning in February 2002, Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Ordnance Division ("Ordnance"), Value Systems Services Division ("VSS"), Telecommunications Technologies Division ("TTD"), and Land Systems Division ("Land Systems") beginning in February 2001, and Management Sciences Division ("MSD") beginning in December 2001. As of June 30, 2002, SRR, VSI, GSA Services, and Ordnance are not conducting any current business operations. Currently, all work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries.

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


Overview of Services

The company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major player in providing logistics, training, and technical assistance in support of the Navy's ship transfer program. Fleet Maintenance, Ordnance (in 2001 and prior), and VSS also support the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, air combat logistics, and outsourcing decision assistance. SRR (in 2001 and prior) has provided environmentally sound solutions for the dismantling and disposal of inactive ships. Land Systems provides the Army with engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army and

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


other government agencies and commercial organizations with quality training services for product, process, and management optimization.

VSE also provides services to other government agencies and industry. The company has provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its HRSI subsidiary. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. TTD markets the company's capability to provide government and industry customers with the latest products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for a wide variety of voice, data, multimedia and related projects. These projects include facility security solutions and intelligent conference rooms which provide an ideal balance between technology and human interaction. VCG began providing logistics, training, and technical assistance support to the U.S. Coast Guard in February 2002.

Substantially all of the company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on fixed-price contracts are recorded as services are performed, using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Profits on fixed-price contracts result from the difference between the costs of services performed and the revenue earned based on percentage-of-completion. Occasionally, VSE will perform contract work prior to receiving formal contractual coverage, based on preliminary approval of contract funding. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of June 30, 2002, VSE has recognized approximately $67 thousand in risk funding.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items for the three and six month periods ended June 30, 2002, and 2001 (in thousands):
                                                                  2002
                                                                Compared
                                                                   to
                                                                  2001
                          Three Months        Six Months    ----------------
                         Ended June 30,     Ended June 30,  Three      Six
                         2002      2001     2002     2001   Months    Months
                         ----      ----     ----     ----   ------    ------
Revenues . . . . . . . $36,353  $24,633  $65,433  $55,075   $11,720   $10,358

Pretax income  . . . . $   454  $   545  $   673  $   975   $   (91)  $  (302)
Provision for income
  taxes  . . . . . . .     180      211      280      385       (31)     (105)
                       -------  -------  -------  -------   -------   -------
Net income  . . .  . . $   274  $   334  $   393  $   590   $   (60)  $  (197)
                       =======  =======  =======  =======   =======   =======


The discussion and analysis that follow are intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company.


Results of Operations

Revenues increased by approximately 48% and 19% for the three and six month periods ended June 30, 2002, as compared to the same periods of 2001. The increase in revenues was primarily due to a significant increase in BAV's ship transfer and overhaul work (See "BAV Contract" below). Revenues also increased due to higher levels of subcontract pass-through work in Fleet Maintenance. These increases in revenue were partially offset by decreased revenues associated with the expiration of an Ordnance contract (see "Contract Expiration" below), and to a reduction in revenue associated with the company's decision to discontinue SRR's ship remediation and recycling efforts (See "Business Termination and New Business Start-ups" below).

Pretax income decreased by approximately 17% and 31%, respectively, for the three month and six month periods ended June 30, 2002, as compared to the same periods of 2001. The decrease in pretax income for these periods is primarily due to a reduction in profits in Land Systems due to losses on a certain contract and a temporary suspension of work on a program previously performed under the expired Ordnance contract, to larger losses in TTD, and to a non-recurring VSE sublease transaction that resulted in an addition to pre-tax income of $250,000 during the second quarter of 2001. The decrease in pretax income for these periods was partially offset by the elimination of losses in VSI and increased profits in Energetics. During the six month periods ended June 30, 2002, and 2001, VSE incurred losses on the operations of Fleet Maintenance and TTD. Estimated future losses have been reserved in Fleet Maintenance and cost reduction efforts have been implemented in TTD which

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


should help to reduce the losses in these divisions. HRSI has operated at substantially break even. Other currently active divisions and subsidiaries of VSE remain profitable.

BAV does not recognize award fee until a contract modification authorizes such an amount. As of June 30, 2002, BAV has recognized award fee based on a contract modification received for the period ending April 30, 2002. The potential award fee associated in part with the increased revenues of BAV through June 30, 2002, will be recognized when the award fee period closes and the award fee contract modification is received during the fourth quarter of 2002.

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. The contract accounted for approximately 49% and 37% of consolidated revenues from operations during the six month periods ended
June 30, 2002 and 2001, respectively. Revenues on this contract increased by approximately 60% during the six months ended June 30, 2002 as compared to the same period of 2001, primarily due to work orders to support new client countries, including the Kingdom of Bahrain. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

Contract Expiration. VSE's Ordnance Division had a contract with the U.S. Navy to provide program management and logistics services that expired in December 2001. VSE re-bid and was awarded the successor contract in its Fleet Maintenance Division. Future work under the successor contract will be conducted by Fleet Maintenance. This contract is a five year contract awarded in October 2001, and it has the potential to generate total revenues of approximately $72.5 million from 2001 through 2006. One program performed by Land Systems under the predecessor contract was not renewed under the new contract, and this work was not performed by the company during the first three months of 2002. The lapse in contract coverage for this program resulted in a loss of revenue and profit for the company during this period. A subsequent contract was obtained in April of 2002 and work on the program resumed.

Business Termination and New Business Start-ups. VSE decided in 2001 to discontinue SRR's ship remediation and recycling efforts at the Hunters Point Shipyard in San Francisco, California, due to the limited business opportunities associated with ship dismantlement work, due in part to an absence of any significant amount of government funding for these efforts. Profitability from the SRR work has been marginal for VSE. Concurrent with the

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


decision to cease SRR operations, VSE formed MSD to offer government and commercial organizations quality training and product, process, and management optimization services. In February 2002, VCG began work for the U.S. Coast Guard under a contract that has potential to generate total revenues of approximately $25.4 million over five years. VSE expects revenues from MSD and VCG to substantially offset the loss of revenues formerly generated by SRR, with profit margins higher than the marginal profitability provided by SRR. The net effect of these events is expected to be favorable to the company's future revenue and profitability.

Government Procurement Policies and Practices

VSE's business is subject to the risks arising from domestic economic conditions and political factors that may impact the budgets and program funding of customers served through VSE's contracts. VSE's revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Future budgetary and funding decisions by government lawmakers or Defense restructuring efforts could affect the types and level of services provided by VSE to its government customers and could potentially have a material adverse impact on the company=s results of operations or financial condition.

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

Risk funding revenue recognized for the six month period ended June 30, 2002 is $67 thousand. VSE believes that it will receive formal contractual coverage for all of this risk funding revenue. If formal contractual coverage is not received, VSE is at risk of loss for any risk funding coverage not received.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


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


Financial Condition

VSE's financial condition did not change materially during the six month period ended June 30, 2002. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately 24% and accounts payable increased by approximately 27% at June 30, 2002 as compared to December 31, 2001 due primarily to an increase in BAV's business during 2002.

The net increase in total stockholder's investment in 2002 resulted from earnings and dividend activity.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $38 thousand during the six month period ended June 30, 2002. The increase in cash and cash equivalents during this period resulted from cash provided by financing activities of approximately $1.2 million, cash used in operating activities of approximately $900 thousand, and cash used in investing activities of approximately $200 thousand. Significant financing activities included an increase of approximately $1.1 million in bank loan borrowings. Cash flow used in operating activities was primarily due to an increase in accounts receivable associated with the increase in BAV work and losses incurred by TTD. Investing activities consisted of purchases of property and equipment, net of dispositions.

Cash and cash equivalents decreased by approximately $62 thousand during the six month period ended June 30, 2001. Cash provided by financing activities was approximately $1.3 million. Cash used in investing activities was approximately $800 thousand and cash used in operating activities was

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


approximately $600 thousand. Significant financing activities included an increase of approximately $1.3 million in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

The difference between cash used in operating activities of approximately $900 thousand in 2002 as compared to approximately $600 thousand in 2001 is primarily due to changes in the levels of accounts receivable and accounts payable and accrued expenses resulting from fluctuations in contract activity.

Quarterly cash dividends at the rate of $.04 per share were declared during the
six month  period ended  June 30, 2002.   Per its bank loan agreement, the
payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


Sources of Liquidity

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on the company's contracts. An increase in accounts receivable associated with increased levels of work by BAV and generally slower collection of accounts receivables in TTD contributed to a decrease in internally generated cash flows during this period. Internal liquidity is also affected by the acquisition of capital assets for office and computer support, facilities improvements, and by the payment of cash dividends. Purchases of capital assets for office and computer support and facilities improvements during the six months ended June 30, 2002 did not substantially affect internal liquidity.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Notes to Consolidated Financial Statements".) The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of June 30, 2002. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million. The company determined that the $15 million commitment was adequate to cover current and future liquidity requirements.

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


Impairment or Disposal of Long-Lived Assets

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


lived assets. The effective date for VSE's implementation of SFAS No. 144 is January 1, 2002. The adoption of SFAS No. 144 has not had a material impact, either positive or negative, on results of operations or financial condition.


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the company at variable interest rates. The company has not borrowed significant amounts on the loan in recent years. Accordingly, the company does not believe that any move-ment in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan arrangement, future interest rate changes could potentially have such a material impact.


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

VSE CORPORATION AND SUBSIDIARIES



PART II.   Other Information


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

             None.

           (b)  Reports on Form 8-K.


On May 21, 2002, the Registrant filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K dated May 17, 2002, as filed on May 17, 2002,
for the purpose of adding Exhibit 16   Letter of Arthur Andersen LLP regarding
change in certifying accountant to Item 7. Financial Statement and Exhibits.

On May 17, 2002, the Registrant filed a Current Report on Form 8-K reporting Changes in Registrant's Certifying Accountant. On May 15, 2002, on the recommendation of its Audit Committee, the Board of Directors dismissed Arthur Andersen LLP (Andersen) as VSE Corporation's (VSE's) independent public accountants and approved the selection of Ernst & Young LLP to serve as VSE's independent public accountants for the current fiscal year which ends on December 31, 2002. The change in independent public accountants was effective immediately.


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

                         VSE CORPORATION


                                       /s/ C. S. Weber
Date:  July 25, 2002                   ______________________________________
                                       C. S. Weber, Executive Vice President,
                                               Secretary, and Chief
                                               Administrative Officer


                                       /s/ T. R. Loftus
Date:  July 25, 2002                   ______________________________________
                                       T. R. Loftus, Senior Vice President,
                                           and Chief Financial Officer
                                          (Principal Accounting Officer)






The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.