Form 10-Q
period 2002-09-30
VSE CORP
filed 2002-10-28
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2002      Commission File Number:  0-3676


                                 VSE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



               DELAWARE                                    54-0649263
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

          2550 Huntington Avenue
           Alexandria, Virginia                             22303-1499
  (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of October 28, 2002: 2,181,540.

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

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                     September 30,  December 31,
                                                          2002          2001
                                                          ----          ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $  4,055      $    209
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     20,903        20,849
  Deferred tax assets  . . . . . . . . . . . . . . .        929           695
  Other current assets . . . . . . . . . . . . . . .      2,058         1,984
                                                       --------      --------
    Total current assets . . . . . . . . . . . . . .     27,945        23,737

Property and equipment, net  . . . . . . . . . . . .      3,696         4,211
Deferred tax assets  . . . . . . . . . . . . . . . .        565           793
Intangible assets, net . . . . . . . . . . . . . . .      1,678         1,822
Other assets . . . . . . . . . . . . . . . . . . . .      2,353         2,646
                                                       --------      --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 36,237      $ 33,209
                                                       ========      ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable   . . . . . . . . . . . . . . . .   $ 13,312      $ 10,609
  Accrued expenses   . . . . . . . . . . . . . . . .      4,681         4,235
  Dividends payable  . . . . . . . . . . . . . . . .         87            86
                                                       --------      --------
    Total current liabilities  . . . . . . . . . . .     18,080        14,930

Long-term debt . . . . . . . . . . . . . . . . . . .          -           351
Deferred compensation  . . . . . . . . . . . . . . .      1,072         1,453
                                                       --------      --------
    Total liabilities  . . . . . . . . . . . . . . .     19,152        16,734
                                                       --------      --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued and outstanding
    2,181,540 shares in 2002 and 2,150,540 in 2001 .        109           107
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,514         3,294
  Retained earnings  . . . . . . . . . . . . . . . .     13,462        13,074
                                                       --------      --------
    Total stockholders' investment . . . . . . . . .     17,085        16,475
                                                       --------      --------
    Total liabilities and stockholders' investment .   $ 36,237      $ 33,209
                                                       ========      ========

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income  For the three and nine months ended September 30
------------------------------------------------------------------------------------
(in thousands, except share amounts)
                                         Three Months            Nine Months
                                       2002        2001        2002        2001
                                       ----        ----        ----        ----

Revenues, principally from
  contracts . . . . . . . . . . .  $  37,836   $  28,986   $ 103,269   $  84,061

Costs and expenses of contracts .     37,352      28,612     102,003      82,570
                                   ---------   ---------   ---------   ---------
Gross profit  . . . . . . . . . .        484         374       1,266       1,491

Selling, general and administrative
  expenses . . . . .                      59          29         122         142

Net interest (income) expense . .         (3)          2          43          31
                                   ---------   ---------   ---------   ---------
Income before income taxes  . . .        428         343       1,101       1,318

Provision for income taxes  . . .        171         132         451         517
                                   ---------   ---------   ---------   ---------
Net income  . . . . . . . . . . .  $     257   $     211   $     650   $     801
                                   =========   =========   =========   =========

Basic earnings per share:

Net income  . . . . . . . . . . .  $     .12   $     .10   $     .30   $     .38
                                   =========   =========   =========   =========
Basic weighted average shares
  outstanding                      2,181,540   2,145,863   2,169,140   2,133,863
                                   =========   =========   =========   =========
Diluted earnings per share:

Net income  . . . . . . . . . . .  $     .12   $     .10   $     .30   $     .38
                                   =========   =========   =========   =========
Diluted weighted average shares
  outstanding                      2,204,803   2,145,863   2,192,599   2,133,863
                                   =========   =========   =========   =========

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Stockholders' Investment
----------------------------------------------------------------------------
(in thousands)

                                  Common Stock    Paid-In   Retained    Treasury
                                Shares   Amount   Surplus   Earnings      Stock
                                ------   ------   -------   --------      -----
Balance at
  December 31, 2000 . . . .      2,198   $  110   $ 3,914   $ 12,561   $ (792)

Net income
  for the year  . . . . . .         --       --        --        855       --

Issuance of
  Treasury stock  . . . . .         --       --       (81)        --      220

Retirement of
  Treasury stock  . . . . .        (52)      (3)     (569)        --      572

Issuance of stock . . . . .          4       --        30         --       --

Dividends declared
  ($.16)  . . . . . . . . .         --       --        --       (342)      --
                                 -----   ------   -------   --------   ------
Balance at
  December 31, 2001 . . . .      2,150      107     3,294     13,074       --

Net income
  for the period  . . . . .         --       --        --        650       --

Exercised stock options . .         31        2       199         --       --

Tax benefit of options
  exercised . . . . . . . .         --       --        21         --       --

Dividends declared
  ($.12)  . . . . . . . . .         --       --        --       (262)      --
                                 -----   ------   -------   --------   ------
Balance at
  September 30, 2002  . . .      2,181   $  109   $ 3,514   $ 13,462   $   --
                                 =====   ======   =======   ========   ======


The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows   For the nine months ended September 30
------------------------------------------------------------------------------
(in thousands)
                                                              2002     2001
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $   650  $   801
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      998    1,054
     Loss on sale of property and equipment  . . . . . . .        8       28
     Change in deferred compensation . . . . . . . . . . .     (253)    (404)
     Change in deferred taxes  . . . . . . . . . . . . . .       (6)      85
     Tax benefit related to exercise of non-qualified
       stock options . . . . . . . . . . . . . . . . . . .       21       --
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .      (54)  (1,835)
     Other current assets and noncurrent assets  . . . . .      219     (219)
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .    2,575      (48)
     Accrued expenses  . . . . . . . . . . . . . . . . . .      446      304
                                                            -------  -------
       Net cash provided by (used in) operating
         activities                                           4,604     (234)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .     (347)  (1,480)
                                                            -------  -------
       Net cash used in investing activities                   (347)  (1,480)
                                                            -------  -------
Cash flows from financing activities:
  Net(payments of) proceeds from bank notes payable. . . .     (351)   1,672
  Cash dividends paid  . . . . . . . . . . . . . . . . . .     (261)    (256)
  Proceeds from issuance of common stock . . . . . . . . .      201      139
                                                            -------  -------
       Net cash (used in) provided by financing
         activities                                            (411)   1,555
                                                            -------  -------

Net increase (decrease) in cash and cash equivalents . . .    3,846     (159)
  Cash and cash equivalents at beginning of period . . . .      209      647
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 4,055  $   488
                                                            =======  =======

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2001. The company operates within one reportable segment.


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


Debt

VSE has a revolving loan agreement with a bank in which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2004. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements. There were no borrowings under this loan agreement as of September 30, 2002.

Due to the write off of a note receivable associated with the divestiture of a former VSE subsidiary company prior to year end 2000 and to certain operating losses, including losses associated with start-up costs and subsequent restructuring of TTD, the company did not achieve the original minimum amount

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


established in the profitability covenant for each quarter between December 31, 2000 and September 30, 2002. The company and the bank have made amendments to the loan agreement during 2001 and 2002 to restate this covenant and as a result, the company is in compliance during 2000, 2001, and 2002.


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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Company Organization and Overview

Company Organization

The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Land Systems Division ("Land Systems") beginning in February 2001, Management Sciences Division ("MSD") beginning in December 2001, Ordnance Division ("Ordnance"), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). As of September 30, 2002, SRR, VSI, GSA Services, and Ordnance are not conducting any current business operations. Currently, all work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries.

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

VSE also provides services to other government agencies and industry. The company has provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its HRSI subsidiary. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. TTD markets the company's capability to provide government and industry customers with the latest products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for a wide variety of voice, data, multimedia and related projects. These projects include intelligent conference rooms which provide an ideal balance between technology and human interaction. VCG began providing logistics, training, and technical assistance support to the U.S. Coast Guard in February 2002.

Substantially all of the company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Generally, revenues on fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned based on percentage-of-completion. Occasionally, VSE will perform contract work prior to receiving formal contractual coverage, based on preliminary approval of contract funding. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of September 30, 2002, VSE has recognized approximately $147 thousand in risk funding.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis

The following table sets forth certain items including consolidated revenues, pretax income and net income, and the changes in these items for the three and nine month periods ended September 30, 2002, and 2001 (in thousands):
                                                                    2002
                                                                  Compared
                                                                     to
                                                                    2001
                        Three Months         Nine Months      --------------
                    Ended September 30,   Ended September 30, Three     Nine
                       2002      2001       2002     2001     Months    Months
                       ----      ----       ----     ----     ------    ------
Revenues . . . . . . $37,836   $28,986   $103,269   $84,061   $8,850   $19,208
                     =======   =======   ========   =======   ======   =======

Pretax income  . . . $   428   $   343   $  1,101   $ 1,318   $   85   $  (217)
Provision for income
  taxes  . . . . . .     171       132        451       517       39       (66)
                     -------   -------   --------   -------   ------   -------
Net income  . . .  . $   257   $   211   $    650   $   801   $   46   $  (151)
                     =======   =======   ========   =======   ======   =======

The discussion and analysis that follow are intended to assist in understanding and evaluating the results of operations, financial condition, and certain other matters of the company.


Results of Operations

Revenues increased by approximately 31% and 23% for the three and nine month periods ended September 30, 2002, as compared to the same periods of 2001. The increase in revenues was primarily due to an increase in BAV's ship transfer and overhaul work (See "BAV Contract" below). Revenues also increased during these periods due to the addition of MSD and VCG operations in 2002. These increases in revenue were partially offset by a reduction in revenue associated with the company's decision to discontinue SRR's ship remediation and recycling efforts (See "Business Termination and New Business Start-ups" below), decreased revenues associated with the expiration of an Ordnance contract (see "Contract Expiration" below), and to lower revenues in TTD.

Pretax income increased by approximately 25% for the three month period ended September 30, 2002, as compared to the same period of 2001. The increase for the three month period was primarily due to a decrease in losses on a Fleet Maintenance contract. The company negotiated an indirect rate change with the customer during the third quarter of 2002 that increased the amount of costs that will be recovered by Fleet Maintenance. The reduction in the loss on this contract resulted in an increase in company's profitability during the third quarter of 2002.

Pretax income decreased by approximately 16% for the nine month period ended September 30, 2002, as compared to the same period of 2001. The decrease in pretax income for the nine month period was primarily due to losses in the operations of TTD. Additional reasons for the decrease in pretax income for the nine month period are a reduction in profits in Land Systems due to losses

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


on a certain contract and a temporary suspension of work on a program previously performed under the expired Ordnance contract and to a non-recurring VSE sublease transaction that resulted in an addition to pre-tax income of $250,000 during the second quarter of 2001. The decrease in pretax income for this period was partially offset by the reduction in losses on the previously mentioned Fleet Maintenance contract. This contract operated at a loss for the nine month period, but the loss was less than in the prior year. The elimination of losses in VSI, the additions to profits from MSD and VCG, and increased profits in Energetics also offset the decrease in pretax income for the nine month period.

TTD incurred pretax losses for both the three month and nine month periods ended September 30, 2002. An aggressive cost reduction and restructuring program designed to operate the business on an ongoing basis without operating losses was implemented by VSE management in September 2002.

BAV does not recognize award fee until a contract modification authorizes such an amount. Award fees are made three times during the year. Due to such timing, BAV did not recognize an award fee during the three month period ended September 30, 2002. The potential award fee associated with the increased revenues of BAV through September 30, 2002, will be recognized when the award fee period closes and the award fee contract modification is received during the fourth quarter of 2002.

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. The contract accounted for approximately 54% and 36% of consolidated revenues from operations during the nine month periods ended September 30, 2002 and 2001, respectively. Revenues on this contract increased by approximately 85% during the nine months ended September 30, 2002 as compared to the same period of 2001, primarily due to work orders to support new client countries, including the State of Bahrain. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract.

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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


three months of 2002. The lapse in contract coverage for this program resulted in a loss of revenue and profit for the company during this period. A subsequent contract was obtained in April of 2002 and work on the program resumed.

Business Termination and New Business Start-ups. VSE decided in 2001 to discontinue SRR's ship remediation and recycling efforts at the Hunters Point Shipyard in San Francisco, California, due to the limited business opportunities associated with ship dismantlement work, due in part to an absence of any significant amount of government funding for these efforts. Profitability from the SRR work has been marginal for VSE relative to the risk. Concurrent with the decision to cease SRR operations, VSE formed MSD to offer government and commercial organizations quality training and product, process, and management optimization services. In February 2002, VCG began work for the U.S. Coast Guard under a contract that has potential to generate total revenues of approximately $25.4 million over five years. VSE expects revenues from MSD and VCG to substantially offset the loss of revenues formerly generated by SRR, with profit margins higher than the marginal profitability provided by SRR. The net effect of these events is expected to be favorable to the company's future revenue and profitability.


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

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Risk funding revenue recognized for the nine month period ended September 30, 2002 is $147 thousand. VSE believes that it will receive formal contractual coverage for all of this risk funding revenue. If formal contractual coverage is not received, VSE is at risk of loss for any risk funding coverage not received.


Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential foreign customers served through VSE's contracts with the U.S. Government and in particular, the BAV contract. An economic slowdown in countries served under the BAV contract could potentially affect sales. The international conflict initiated by the terrorist attacks in New York and Washington, D. C. on September 11, 2001 and the continuing conflict in the Middle-East could potentially increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the company's revenues may result from sales on the BAV contract to a single foreign government. During 2001, revenues associated with BAV contract sales to Egypt accounted for approximately 24% of the company's revenues. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.


Financial Condition

VSE's financial condition did not change materially during the nine month period ended September 30, 2002. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. While the company experienced rapid revenue growth for the nine month period ended September 30, 2002, accounts receivable remained substantially unchanged and cash and cash equivalents increased by approximately $3.8 million due to improved accounts receivable collection times. Accounts payable increased by approximately $2.6 million at September 30, 2002 as compared to December 31, 2001 due primarily to the increase in the company's business during 2002.

The net increase in total stockholder's investment in 2002 resulted from earnings and dividend activity and to the issuance of stock associated with the exercise of employee stock options.

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $3.8 million during the nine month period ended September 30, 2002. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $4.6 million, cash used in financing activities of approximately $410 thousand, and cash used in investing activities of approximately $350 thousand. Significant financing activities included a decrease of approximately $350 thousand in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

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

The difference between cash provided by operating activities of approximately $4.6 million in 2002 as compared to cash used in operating activities of approximately $234 thousand in 2001 is primarily due to changes in the levels of accounts receivable and accounts payable resulting from the increase in revenues and improvements in accounts receivable collection times in 2002.

Cash dividends at the rate of $.04 per share were declared during each of the three quarters of 2002. Per its bank loan agreement, the payment of cash dividends by VSE is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.


Sources of Liquidity

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on the

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


company's contracts. Accounts payable arise primarily from purchases of subcontractor services and materials used by the company in the performance of its contract work. Accounts payable levels can be affected by changes in the level of contract work performed by the company and by the timing of large materials purchases and subcontractor efforts used in performance on the company's contracts. An increase in accounts payable primarily associated with increased levels of work by BAV during the nine months ended September 30, 2002 and generally faster collections of accounts receivable contributed to an increase in internally generated cash flows during this period. Internal liquidity is also affected by the acquisition of capital assets for office and computer support, facilities improvements, and by the payment of cash dividends. Purchases of capital assets for office and computer support and facilities improvements during the nine months ended September 30, 2002 were approximately $1.1 million lower than in the comparable period of 2001. The decrease is primarily due to facility improvements made by VSE in 2001.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of September 30, 2002. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million. The company determined that the $15 million commitment was adequate to cover current and future liquidity requirements.

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


New Business

In December 2001, VSE formed MSD to provide government and commercial organizations with quality training and product, process, and management optimization services. While VSE management expects MSD to provide only a minimal amount of revenue growth, profit margins on the type of work performed by MSS are expected to be higher than profit margins in other VSE operations,

VSE CORPORATION AND SUBSIDIARIES
Management Discussion and Analysis


and therefore, should play a part in improving the future profitability of VSE operations. In February 2002, VSE formed VCG to provide logistics, training, and technical assistance support to the U.S. Coast Guard under a new contract that has the potential to generate total revenue of approximately $25.4 million over five years.


Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets with indefinite lives. Under SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life and intangible assets with indefinite lives will no longer be amortized over an arbitrary number of years. Goodwill and intangible assets with indefinite lives will instead be subject to a review for impairment at least annually. The effective date for VSE's implementation of SFAS No. 142 is January 1, 2002.

In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets, including intangible assets with finite lives. The effective date for VSE's implementation of SFAS No. 144 is January 1, 2002.

The company has unamortized goodwill associated with its acquisition of Energetics in 1995 and TTD has unamortized intangible assets associated with the acquisition of certain contract and marketing rights in 2000. Both the goodwill and the intangible assets were being amortized prior to the adoption of SFAS
No. 142 in 2002. In 2002, the company stopped amortizing the goodwill and TTD continued to amortize the intangible assets because they have a finite life. As of September 30, 2002, the company had approximately $1.1 million of unamortized goodwill and TTD had $624 thousand of unamortized intangible assets. The change in accounting treatment with respect to the amortization of goodwill has not had a material impact, and is not expected to have a future material impact, on the company's results of operations or financial condition. As of September 30, 2002, the company has not recognized any reduction to the goodwill or TTD intangible assets due to the impairment rules associated with SFAS No. 142 and SFAS No. 144. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the company's results of operations or financial condition.

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

VSE CORPORATION AND SUBSIDIARIES



Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the company's Chief Executive Officer and Chief Financial Officer believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II.   Other Information


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

Exhibit 99.1 Certification by D. M. Ervine, Chairman, President, Chief Executive Officer and Chief Operating Officer, pursuant to
                Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification by T. R. Loftus, Senior Vice President and Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b)  Reports on Form 8-K.

On August 14, 2002, the Registrant filed a Current Report on Form 8-K to announce that VSE has engaged Quarterdeck Investment Partners, LLP, as financial advisor to assist VSE's Board in pursuing strategic business alternatives, including the potential sale of the business, mergers, or acquisitions, to maximize shareholder value.

There is no assurance that any alternatives the company may identify will increase shareholder value or that any transactions will be completed.


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

                                VSE CORPORATION


                                       /s/ C. S. Weber
Date:  October 28, 2002                ______________________________________
                                       C. S. Weber, Executive Vice President,
                                               Secretary, and Chief
                                               Administrative Officer


                                       /s/ T. R. Loftus
Date:  October 28, 2002                ______________________________________
                                       T. R. Loftus, Senior Vice President,
                                           and Chief Financial Officer
                                          (Principal Accounting Officer)






The financial information included in this report reflects all known adjustments normally determined or settled at year-end which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The accompanying notes to consolidated financial statements are an integral part of this report.

                          CERTIFICATION PURSUANT TO
             RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, D. M. Ervine, Chairman, President, Chief Executive Officer and Chief Operating Officer of the company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VSE Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 28, 2002                  /s/  D. M. Ervine
                                         ___________________________
                                         D. M. Ervine
                                         Chairman, President,
                                         Chief Executive Officer and
                                         Chief Operating Officer

                          CERTIFICATION PURSUANT TO
             RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                           AS ADOPTED PURSUANT TO
               SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, T. R. Loftus, Senior Vice President and Chief Financial Officer of the company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VSE Corporation (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 28, 2002                  /s/  T. R. Loftus
                                         ___________________________
                                         T. R. Loftus
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)