Form 10-K
period 2002-12-31
VSE CORP
filed 2003-03-10
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002    Commission File Number:  0-3676

                                VSE CORPORATION
          (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                    22303-1499
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

The aggregate market value of outstanding voting stock held by nonaffiliates of the registrant as of June 28, 2002, was approximately $9.0 million based on the last reported sales price of the registrant's common stock on the Nasdaq National Market as of that date.

Number of shares of Common Stock outstanding as of March 10, 2003: 2,188,635.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 2, 2003, are incorporated by reference into Part III of this report.

                              TABLE OF CONTENTS


                                                                Page
PART I                                                          ----

ITEM 1.  Business                                                 3
ITEM 2.  Properties                                               8
ITEM 3.  Legal Proceedings                                        9
ITEM 4.  Submission of Matters to a Vote of Security Holders      9
         Executive Officers of the Registrant                    10

PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                     11
ITEM 6.  Selected Financial Data                                 13
ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     14
ITEM 8.  Financial Statements and Supplementary Data             26
ITEM 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                     45

PART III

ITEM 10. Directors and Executive Officers of the Registrant      45
ITEM 11. Executive Compensation                                  45
ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management                                              45
ITEM 13. Certain Relationships and Related Transactions          45
ITEM 14. Controls and Procedures                                 45

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                             46

         Signatures                                              47

         Certifications Pursuant to Rule 13A-14 of the
         Securities Exchange Act of 1934, as Adopted Pursuant
         to Section 302 of the Sarbanes-Oxley Act of 2002        48

Forward Looking Statements

         This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "company" or the "registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business", "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements". Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the company.



                                    Part I

ITEM 1. Business

(a)   General Development of Business

         VSE was established and incorporated in Delaware in January 1959. The parent company conducts a limited amount of business operations while primarily serving as a centralized management and consolidating entity for the business operations conducted by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Management Sciences Division ("MSD") beginning in December 2001, Ordnance Division ("Ordnance"), Systems Engineering Division ("Systems Engineering", formerly Land Systems Division) beginning in February 2001, Telecommunications Technologies Division ("TTD") beginning in September 2000, and Value Systems Services Division ("VSS"). As of December 31, 2002, SRR,
VSI, GSA Services, and Ordnance are not conducting any current business operations. Work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries. In February 2003, VSE decided to no longer market the services provided by TTD and intends to phase out the operations of this division during 2003. The term "VSE" or "company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

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

(b)   Financial Information

         VSE operations are conducted within a single reporting segment and financial information is presented on a company-wide basis. Financial informa-tion for the three years ended December 31, 2002 appears in the "Consolidated Statements of Operations" contained in this Form 10-K.

(c)  Narrative Description of Business

Services and Products

         VSE engineering, technical, management and information technology services include a broad array of capabilities and resources used in program planning; systems integration support; configuration management; computer-aided drafting and design; design and engineering, including prototype development; ship reactivation and transfer support; logistics management; the design and installation of intelligent conference rooms; office automation systems and support; training, consulting and implementation support; technology insertion; environmental management and support; technology research, development and demonstration programs involving energy conservation and efficiency, advanced technology transfers, and feasibility, assessment and development programs.

         Typical engineering and technical services projects include sustaining engineering support for military vehicles and combat trailers; ship maintenance, repair, overhaul planning and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; life cycle support for ships; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer LAN, and telecommunications systems; cross-platform technical data, product data and technical manual support.

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

                          VSE Revenues by Customer
                           (Dollars in Thousands)

                         2002               2001               2000
Customer               Revenues     %     Revenues     %     Revenues     %
--------               --------     -     --------     -     --------     -
U.S. Navy              $102,856   76.5    $ 80,101   71.8    $ 87,828   71.8
Department of Energy     11,660    8.7      11,887   10.7      10,009    8.2
Commercial                6,801    5.1       7,559    6.8       1,487    1.2
U.S. Army                 6,570    4.9       8,722    7.8       9,497    7.8
U.S. Coast Guard          1,895    1.4           0    0.0           0    0.0
All other government      4,597    3.4       3,303    2.9      13,448   11.0
                       --------  -----    --------  -----    --------  -----
Total                  $134,379  100.0    $111,572  100.0    $122,269  100.0
                       ========  =====    ========  =====    ========  =====

         The government's procurement practices in recent years have tended toward the bundling of various work efforts under large comprehensive ("omnibus") management contracts. As a result, the growth opportunities available to the company have occurred in large unpredictable increments. The company has pursued these larger efforts by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by company personnel. Accordingly, the use of such teaming arrangements has lowered the company's overall profit margins in recent years. Although the government's practice of using omnibus contracts is expected to continue, there are indications that the company will have opportunities to compete for smaller contracts requiring specific areas of expertise in the future. VSE is positioned to pursue these opportunities while continuing to use subcontractor teams to compete for the omnibus contracts. Due to competitive pressures, the company has also elected to pursue more of its contract work through its operating divisions and subsidiaries to focus on particular lines of work or specific customer requirements.

         As a result of the bundling trend described above, the company has divisions for which revenues are derived predominantly from one major contract effort. During 2002, the company's two largest contracts accounted for approximately 64% of total revenues. The company's largest contract, performed by BAV, is with the U.S. Navy and accounted for approximately 54%, 38%, and 41% of consolidated revenues in 2002, 2001, and 2000, respectively. This contract is a ten-year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. The company's second major contract is a U.S. Navy contract performed by Fleet Maintenance, which accounted for approximately 10% of consolidated revenues in 2002.

         The company's contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The company has a contract in its BAV Division for which contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The company does not recognize award fee income until the contract modification authorizing the award fee is issued. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on certain fixed-price services contracts are recorded each period based on a monthly amount for services provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to such arrangements are normally performed and completed within one year.

Backlog

         Total backlog represents a measure of the company's potential future revenues and is defined as the total estimated value of contracts actually awarded less the amount of revenues that have already been recognized on such contracts. VSE's total backlog was approximately $921 million, $799 million, and $804 million, as of December 31, 2002, 2001, and 2000, respectively. Funded backlog for government contracts is the portion of total backlog that has been appropriated and funded by the procuring agency. VSE's funded backlog as of December 31, 2002, 2001, and 2000 was approximately $44 million, $65 million, $81 million, respectively. On January 8, 2003, VSE received an additional
$13 million in funding on its BAV contract. Because of uncertainties associated with changing program requirements and the ultimate availability of funds, the company has no reasonable basis on which to determine when or if the portion of total backlog that is not funded will become funded. Substantially all the company's funded backlog is expected to be completed within one year.

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

Personnel

         VSE services are provided by a staff of professional and technical personnel having high levels of education, experience, training and skills. As of February 2003, VSE employed approximately 450 employees.

         Principal categories of VSE personnel include (a) engineers, and technicians in mechanical, electronic, chemical, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, and (f) logisticians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The company considers its relationships with employees to be excellent.

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

         Government agencies have placed an increased emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration ("GSA") which provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. The company has been awarded six separate GSA schedule contracts for various classes of services, but there is no assurance regarding the level of work under these contract arrangements. Government budgets, and in particular the budgets of certain government agencies, can also impact competition in VSE's business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business for VSE and its competitors, thereby intensifying competition for the remaining business.

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

         Risks. In recent years, the government has initiated a series of changes designed to improve and streamline its acquisition policies and procedures. Such changes include an emphasis on very large contracts, which may make it more difficult for VSE to qualify as a potential bidder; past per-formance, which may be used to exclude entrance into new government markets; and multiple-award schedules, which may result in unequal contract awards between successful contractors. In addition, VSE's business with the government is subject to the risk that one or more of the company's potential contracts or contract extensions may be awarded by the contracting agency to a "small and disadvantaged" or minority-owned business pursuant to "set-aside" programs administered by the Small Business Administration or may be bundled into omnibus contracts for very large businesses. These risks can potentially have an adverse effect on revenue growth and profit margins.

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

         VSE's business is subject to the risks arising from global economic and political conditions associated with potential foreign customers served through the company's contracts with the U.S. Government. For example, economic slow-downs or political unrest in certain countries served under the BAV contract could potentially affect sales.


ITEM 2.    Properties

         VSE's principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by VSE through April 30, 2008. This building contains approximately 127,000 - square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 13 other U.S. offices located at or near customer sites to facilitate communications and enhance project performance. These offices are generally occupied under short-term leases and currently include an aggregate of approximately 120,000 - square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's require-ment for additional space. BAV provides services from several locations outside of the United States, generally at foreign shipyards.

         VSE owns and operates an engineering test center in Ladysmith, Virginia, consisting of approximately 45 acres of land and an improved storage and vehicle maintenance facility. This facility has been used by VSE to test military and commercial equipment for which VSE provides system technical support or other engineering services and to supplement Alexandria, Virginia, office and shop facilities.

ITEM 3.    Legal Proceedings

         In June 2001, a personal injury lawsuit was filed against VSE, Astoria Metals Corporation (AMC), Ship Dismantlement and Recycling Joint Venture (SDR, a partnership in which a wholly owned subsidiary of VSE was a general partner), Earth Tech, Inc., and Tyco International Ltd. in the Superior Court of the State of California for the County of Alameda. The case was subsequently transferred to the San Francisco Superior Court. VSE's insurance carrier is defending VSE, SDR, and Earth Tech, Inc. in this matter. Counsel for AMC's insurance carrier was tendered and has accepted defense of this matter on behalf of AMC, Earth Tech, Inc. and SDR. Plaintiffs claimed damages of $15 million. A trial was scheduled for April 28, 2003. In February 2003, VSE received notice that an agreement in principle for settling the lawsuit had been reached and a definitive settlement agreement was being prepared for execution. The company is insured for this liability and believes that the damages will be fully covered by its insurance carrier. While there is no assurance, VSE believes that the resolution of the lawsuit will not have a material adverse effect on VSE's consolidated financial position or results of operations. As of December 31, 2002, VSE has not accrued for any potential losses related to this action.

         VSE is involved in various legal proceedings in the ordinary course of business for which it does not expect the ultimate outcome to have a material adverse effect on its financial condition or results of operations.


ITEM 4.    Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2002.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the executive officers of the Registrant as of March 6, 2003. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Mr. Dacus who joined VSE in 2001 and previously served as an officer of VSE from 1984 to 1991. From 1991 to 2001, Mr. Dacus served as an officer in four high technology service companies. Mr. Dacus's career includes over 30 years experience in managing high technology engineering programs and projects.

         The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name                      Age        Position with Registrant
----                      ---        ------------------------
Thomas G. Dacus           57         Vice President and Director, Federal Group

Donald M. Ervine          66         Chairman and Chief Executive Officer,
                                     President and Chief Operating Officer

Michael E. Hamerly        57         Senior Vice President and General Manager,
                                     Fleet Maintenance Division

James M. Knowlton         60         Executive Vice President and Director,
                                     International Group

Thomas R. Loftus          47         Senior Vice President and Chief Financial
                                     Officer

Craig S. Weber            58         Executive Vice President, Chief
                                     Administrative Officer, and Secretary

                                   PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

Market Information

         The company's common stock (par value $.05 per share) is traded in the Nasdaq National Market System, trading symbol: VSEC, Newspaper listing: VSE.

         The following table sets forth the range of high and low sales price information on VSE common stock for each quarter and annually during the last two years based on information reported by the Nasdaq National Market System.

         Quarter Ended        High           Low      Dividends
         -------------        ----           ---      ---------
         2001:
         March 31            $ 7.875        $ 5.31       $.04
         June 30               7.65           5.75        .04
         September 30          7.75           5.50        .04
         December 31           7.75           5.75        .04
              For the Year   $ 7.875        $ 5.31       $.16


         2002:
         March 31            $ 8.97         $ 6.50       $.04
         June 30               8.96           7.03        .04
         September 30          8.24           5.01        .04
         December 31          11.52          10.02        .04
              For the Year   $11.52         $ 5.01       $.16

(b)      Holders

         There were approximately 1,300 stockholders of VSE common stock as of February 1, 2003, consisting of approximately 300 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 2002 Annual Meeting of Stockholders held on May 2, 2002, to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c)      Dividends

         Cash dividends were declared at the rate of $.16 per share during 2002 and 2001. Pursuant to VSE's bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

(d)  Equity Compensation Plan Information
                                                          Number of Shares
                                                             Remaining
                                                           Available for
                         Number of         Weighted       Future Issuance
                        Shares to be       Average         Under Equity
                        Issued upon        Exercise      Compensation Plans
                        Exercise of        Price of      (excluding shares
                        Outstanding       Outstanding      reflected in
                          Options           Options         column (a))
Plan Category               (a)               (b)             (c) (1)
-------------           -----------       -----------    ------------------
Equity compensation
plans approved by
shareholders              185,000            $7.66            195,207

Equity compensation
plan not approved
by shareholders                 -                -                  -
                          -------            -----            -------
Total                     185,000            $7.66            195,207


(1) Excludes 349,485 issued and outstanding shares of VSE Common Stock (par value $.05 per share) held by the VSE Corporation Employee ESOP/401(k) Plan, which shares may be transferred to Plan participants on retirement or termina-tion of VSE employment or pursuant to ESOP diversification.


ITEM 6.    Selected Financial Data
------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  2002       2001      2000      1999     1998
                                                  ----       ----      ----      ----     ----
Revenues, principally from contracts . . . . . $134,379   $111,572  $122,269  $157,354  $177,074
                                               ========   ========  ========  ========  ========

Income from continuing operations  . . . . . . $    652   $    855  $  1,385  $  2,364  $  3,015
  Loss from discontinued operations  . . . . .        -          -         -      (256)   (1,420)
  Loss on disposal of discontinued
    operations . . . . . . . . . . . . . . . .        -          -      (417)     (574)        -
                                               --------   --------  --------  --------  --------
      Net income             . . . . . . . . . $    652   $    855  $    968  $  1,534  $  1,595
                                               ========   ========  ========  ========  ========


Basic earnings per common share:
  Income from continuing operations  . . . . . $    .30   $    .40  $    .65  $   1.12  $   1.42
  Loss from discontinued operations  . . . . .        -          -      (.19)     (.39)     (.67)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $    .30   $    .40  $    .46  $    .73  $    .75
                                               ========   ========  ========  ========  ========
Diluted earnings per common share:
  Income from continuing operations  . . . . . $    .30   $    .40  $    .65  $   1.12  $   1.42
  Loss from discontinued operations  . . . . .        -          -      (.19)     (.39)     (.67)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $    .30   $    .40  $    .46  $    .73  $   . 75
                                               ========   ========  ========  ========  ========

Working Capital  . . . . . . . . . . . . . . . $ 10,762   $  8,807  $  8,364  $  7,078  $  5,801
                                               ========   ========  ========  ========  ========
Total assets . . . . . . . . . . . . . . . . . $ 31,677   $ 33,209  $ 31,523  $ 31,250  $ 47,248
                                               ========   ========  ========  ========  ========
Long-term debt . . . . . . . . . . . . . . . . $      -   $    351  $      -  $      -  $  1,503
                                               ========   ========  ========  ========  ========
Stockholders' investment . . . . . . . . . . . $ 17,043   $ 16,475  $ 15,793  $ 15,145  $ 13,852
                                               ========   ========  ========  ========  ========
Cash dividends per common share  . . . . . . . $    .16   $    .16  $    .16  $   .144  $   .144
                                               ========   ========  ========  ========  ========

This consolidated summary of selected financial data should be read in conjunction with Management's Discussion and Analysis of the Financial Condition and Results of Operations included in Item 7 of this Form 10-K and with the Consolidated Financial Statements and related Notes included in Item 8 in this Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Organization and Overview

Company Organization

         The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services Inter-national, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Management Sciences Division ("MSD") beginning in December 2001, Ordnance Division ("Ordnance"), Systems Engineering Division ("Systems Engineering", formerly Land Systems Division) beginning in February 2001, Telecommunications Technologies Division ("TTD") beginning in September 2000, and Value Systems Services Division ("VSS"). As of December 31, 2002, SRR, VSI, GSA Services, and Ordnance are not conducting any current business operations. Work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries. In February 2003, VSE decided to no longer market the services provided by TTD and intends to phase out the operations of this division during 2003.

         Due to competitive pressures, several of the company's operating divisions were formed in recent years to bid on and perform contract work that had been previously performed by VSE (parent company). The formation of these divisions has enabled the company to use an operating structure that is more flexible and better suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work to better serve the needs of customers. Management believes that the use of operating divisions to perform future work and the associated improvements in servicing customers will better position the consolidated entity for future revenue growth.

Overview of Services

         The company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program. Fleet Maintenance, Ordnance (in 2001 and prior), and VSS also support the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, air combat logistics, and outsourcing decision assistance. SRR (in 2001 and prior) has provided environmentally sound solutions for the dismantling and disposal of inactive ships. Systems Engineering provides the Army with engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army and other government agencies and commercial organizations with quality training services for product, process, and management optimization.

         VSE also provides services to other government agencies and industry. The company has provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its HRSI subsidiary. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conserva-tion. TTD has offered the latest products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for a wide variety of voice, data, multimedia and related projects. These projects include intelligent conference rooms which provide an ideal balance between technology and human interaction. VSE will transfer many of the technical capabilities of TTD to other divisions when TTD operations cease in 2003.

         Substantially all of the company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The company has a contract in its BAV Division for which contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The company does not recognize award fee income until the contract modification authorizing the award fee is issued. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on certain fixed-price services contracts are recorded each period based on a monthly amount for services provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. The company will occasionally perform work at risk, which is work that is performed prior to formalizing contract terms for such work. Potential revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of December 31, 2002, VSE has recognized approximately $206 thousand in risk funding. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

         Revenues by contract type for the three years ended December 31, 2002, were as follows (in thousands):

                                2002             2001            2000
Contract Type                 Revenues    %    Revenues    %   Revenues     %
-------------                 --------    -    --------    -   --------     -
Cost                         $106,346   79.1  $ 82,606   74.0  $ 92,556   75.7
Time and materials             15,176   11.3    14,528   13.0    25,511   20.9
Fixed-price                    12,857    9.6    14,438   13.0     4,202    3.4
                             --------  -----  --------  -----  --------  -----
                             $134,379  100.0  $111,572  100.0  $122,269  100.0
                             ========  =====  ========  =====  ========  =====

Critical Accounting Policies

         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. In addition to our revenue recognition policy, discussed under "Overview of Services" above, we believe the following critical accounting polices affect our more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Long-Lived Assets

         In assessing the recoverability of long-lived assets, including goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Contingencies

         From time to time we are subject to proceedings, lawsuits and other claims related to environmental, labor and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

Income Taxes

         The carrying value of our net deferred tax assets is based on assumptions regarding our ability to generate sufficient future taxable income to utilize these deferred tax assets. If the estimates and related assumptions regarding our future taxable income change in the future, we may be required to record valuation allowances against our deferred tax assets, resulting in additional income tax expense.

Results of Operations

Revenues
         The following table shows the revenues from operations of VSE, its subsidiaries and divisions, and such revenues as a percent of total revenues:

                           Revenues from Operations
                            (dollars in thousands)
                                 2002             2001             2000
Company or Business Unit       Revenues     %   Revenues     %   Revenues     %
------------------------       --------     -   --------     -   --------     -
VSE (parent company). . . . .  $ 14,796   11.0  $ 22,681   20.3  $ 39,165   32.0
BAV . . . . . . . . . . . . .    72,072   53.6    41,860   37.5    49,801   40.7
Energetics  . . . . . . . . .    12,171    9.1    12,272   11.0    10,546    8.6
Fleet Maintenance . . . . . .     9,602    7.2     3,075    2.8     1,224    1.0
VSS . . . . . . . . . . . . .     8,156    6.1     1,683    1.5     4,233    3.5
Systems Engineering . . . . .     7,287    5.4     3,113    2.8         -    0.0
TTD . . . . . . . . . . . . .     5,962    4.4     8,082    7.2       813    0.7
Coast Guard . . . . . . . . .     1,895    1.4         -    0.0         -    0.0
Management Sciences . . . . .     1,440    1.1         -    0.0         -    0.0
HRSI  . . . . . . . . . . . .       703    0.5     1,344    1.2     3,947    3.2
Ordnance  . . . . . . . . . .       244    0.2    12,945   11.6    11,170    9.2
SRR . . . . . . . . . . . . .        46    0.0     4,165    3.8     1,104    0.9
VSI . . . . . . . . . . . . .         5    0.0         -    0.0         1    0.0
GSA Services  . . . . . . . .         -    0.0       352    0.3       265    0.2
                               --------  -----  --------  -----  --------  -----
                               $134,379  100.0  $111,572  100.0  $122,269  100.0
                               ========  =====  ========  =====  ========  =====

         Revenues increased by approximately 20% for the year ended December 31, 2002 and declined by approximately 9% for the year ended December 31, 2001. The increase in revenues during 2002 was primarily due to an increase in the level of services ordered under the BAV contract (see "BAV Contract" below), the start-up of new businesses (see "Business Termination and New Business Start-up" below), and increased sales in Fleet Maintenance. These increases were partially offset by decreased revenues associated with closing SRR (see "Business Termina-tion and New Business Start-up" below) and the expiration of the Ordnance contract (see "Contract Expirations" below). The decrease in revenues during 2001 was primarily due to a decrease in the level of services ordered under the BAV contract, the expiration of a contract performed by VSE for the U.S. Postal Service (see "Contract Expirations" below), and a reduction in revenue associated with the company's sale of its HRSI Health Care Division contracts in July 2000. The reduction in revenue from these contracts in 2001 was partially offset by increases in revenues in some of the company's other divisions and subsidiaries, including increased revenues in TTD, SRR, and Energetics.

         BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This contract is a ten-year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. BAV has recognized revenues on this contract of approximately $463 million through December 31, 2002, resulting in a backlog of potential future revenues of approximately $597 million. The amount of this backlog that was funded at December 31, 2002 was approximately $20.7 million and approximately $13.5 million of additional funding was received by BAV on January 8, 2003.

The contract accounted for approximately 54% and 38% of consolidated revenues from operations during 2002 and 2001, respectively. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract. See "Global Economic Conditions and Political Factors" below for further discussion of potential impacts on future revenues associated with this contract. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The company does not recognize award fee income until the contract modification authorizing the award fee is issued. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period.

         Contract Expirations. VSE's Ordnance Division had a contract with the U.S. Navy to provide program management and logistics services that expired in December 2001. VSE re-bid and was awarded the successor contract in its Fleet Maintenance Division. Future work under the successor contract will be conducted by Fleet Maintenance. This contract is a five-year contract awarded in October 2001, and it has the potential to generate total revenues of approximately $72.5 million from 2001 through 2006. One program performed by Systems Engineering under the predecessor contract was not renewed under the new contract, and this work was not performed by the company during the first three months of 2002. The lapse in contract coverage for this program resulted in a loss of revenue and profit associated with the program for the company during this period. A subsequent contract was obtained in April of 2002 and work on the program resumed. VSE's VSS Division had a U.S. Navy contract to provide data management and documentation, logistics support services and configuration management services to the Naval Air Systems Command. VSS was not awarded the successor contract and work on this contract effort terminated as of April 28, 2000. VSS continued work on one of the programs associated with the expired VSS contract under the above mentioned Ordnance contract during 2000 and 2001 and under a delivery order issued to VSS in 2002. VSE (parent company) had a contract to provide engineering support services to the U.S. Postal Service. VSE (parent company) was not awarded the successor contract, and work on this contract
effort terminated as of January 31, 2001.   The VSS Navy contract and the VSE
Postal Service contract together accounted for less than 1% of total company revenues in 2001 and approximately 10% of total company revenues in 2000. The loss of revenues associated with the expiration of these two contracts contributed to the decline in company revenues and pretax income in 2001 as compared to 2000.

         Business Terminations and New Business Start-ups. In February 2003, VSE decided to terminate operations of TTD due to declining revenues and to significant losses sustained by this division. In 2002, TTD experienced a revenue decline of approximately 26% and a pretax loss of approximately $2.1 million, including a loss associated with the impairment of intangible assets of $576 thousand. TTD will continue work on uncompleted contracts until all contractual obligations are satisfied and then cease operations. Losses associated with the cost to complete these remaining contracts have been estimated and included in the loss reported for 2002. Some of TTD's technical capabilities will be transferred to other VSE divisions. Revenues from TTD represented approximately 4% of total company revenues in 2002. The loss of future revenue associated with the termination of TTD operations is not expected to be significant compared to total future VSE revenue, while the elimination of TTD losses is expected to improve future VSE profits.

         In January 2003, VSE formed its Communications and Engineering Division (C&E) upon the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). If all options are exercised, this contract has a potential total ceiling of $2.9 billion over an eight-year period. The contract is a multiple award, indefinite delivery, indefinite quantity contract, and while actual revenue estimates for the contract cannot be predicted, it is expected that this contract will contribute to future VSE revenue growth.

         In 2001, VSE decided to discontinue SRR's ship remediation and recycling efforts at the Hunters Point Shipyard in San Francisco, California, due to the limited business opportunities associated with ship dismantlement work, due in part to an absence of any significant amount of government funding for these efforts. Profitability from the SRR work was marginal for VSE relative to the risk. Concurrent with the decision to cease SRR operations, VSE formed MSD to offer government and commercial organizations quality training and product, process, and management optimization services. In February 2002, VCG began work for the U.S. Coast Guard under a contract that has potential to generate total revenues of approximately $25.4 million over five years. VSE expects revenues from MSD and VCG to substantially offset the loss of revenues formerly generated by SRR, with profit margins higher than the marginal profitability provided by SRR. During 2002, revenues from MSD and VCG were approximately equal to the revenues generated by SRR in 2001. The net effect of these events is expected to be favorable to the company's future revenue and profitability.

Income from Continuing Operations Before Income Taxes

         The following table shows consolidated revenues and income from continuing operations before income taxes, other items of income and expense, and such amounts as a percent of revenues.

            Income from Continuing Operations Before Income Taxes
                            (dollars in thousands)

Description                 2002      %       2001     %       2000      %
-----------                 ----      -       ----     -       ----      -
Revenues . . . . . . .   $134,379   100.0  $111,572  100.0  $122,269   100.0
Costs and expenses . .    132,306    98.5   109,990   98.6   119,937    98.1
                         --------   -----  --------  -----  --------   -----
Gross profit . . . . .      2,073     1.5     1,582    1.4     2,332     1.9
Selling, general and
  administrative expenses     328     0.2       237    0.2       239     0.2
Interest(income)expense        24     0.0        49    0.0       (98)   (0.1)
Loss on Impairment of
  Intangible Assets. .        576     0.4         0    0.0         0     0.0
                         --------   -----  --------  -----  --------   -----
Income from continuing
  operations before
  income taxes . . . .   $  1,145     0.9  $  1,296    1.2  $  2,191     1.8
                         ========   =====  ========  =====  ========   =====

         TTD experienced significant losses during 2002 as revenues for this division decreased approximately 26%. Costs and expenses of operating TTD did not decrease in proportion to the revenue decline, which resulted in losses. Costs and expenses of operations as a percentage of revenues in other VSE divisions and subsidiaries, in the aggregate, decreased during this period due to the increase in total VSE revenues while a portion of the costs and expenses of operating the company remained fixed. The combination of these two factors resulted in total VSE costs and expenses of operations as a percentage of revenues remaining substantially unchanged in 2002 as compared to 2001. Costs and expenses of operations as a percentage of revenues increased slightly in 2001 as compared to 2000. The increase on a percentage basis was primarily attributable to the decrease in revenues while a portion of the costs and expenses of operating the company remained fixed. Other factors that affect the percentage of costs and expenses to revenues include the amount of work performed on the BAV contract as a percentage of total revenues, the timing of contract award fees, effective project and cost management and competitive factors.

         Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the company's operating unit contracts. As a percentage of revenues, these expenses remained substantially unchanged in 2002 and 2001 as compared to the respective prior years.

         VSE has not had significant borrowing requirements or interest expense in 2002, 2001, and 2000. Interest expense declined in 2002 as compared to 2001 as profits from operations were used to pay down borrowings and receivables collections times improved. The company's business financing requirements changed slightly in 2001 as compared to 2000 due to the nature of TTD's business. TTD performs a higher percentage of work for commercial entities and on fixed-price contracts where the type of work and customer base requires billing and collection cycles that are not as favorable to the company as the cost reimbursable terms associated with the company's government contract work. The resulting increase in bank borrowings in 2001 caused the company to incur interest expense in 2001 as compared to realizing interest income during 2000.

         In 2002, the company took a loss associated with the impairment of intangible assets of $576 thousand held by TTD. These assets consisted of acquired contracts, proposals, and opportunities; files and documentation; rights to hire certain individuals; customer lists; trademarks; and, website rights. The purpose of these acquired assets was to assist in the business development efforts of TTD. The decision by VSE to terminate the operations of TTD rendered these business development assets worthless.

Discontinued Operations

         On May 21, 1999, the company sold its CMstat subsidiary for an $800 thousand promissory note. The sale was a divestiture for legal and tax purposes, but was primarily dependent on the buyer's ability to repay the promissory note. Accordingly, the sale was not originally provided discontinued operations treatment under Staff Accounting Bulletin No. 30 "Accounting for Divestiture of a Subsidiary or Other Business Operation" ("SAB No. 30") since it did not transfer the risks of ownership. In December 2000, the company determined that the remaining balance under the promissory note acquired from the sale of its CMstat subsidiary was not collectible and approximately $688 thousand was written off. Accordingly, the company's consolidated financial statements reflect the disposition as discontinued operations.

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

         The company's revenues depend on the ability of the company to win new contracts and on the amount of work ordered by the government under the company's existing contracts. The company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large comprehensive ("omnibus") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the company to qualify as a bidder, increases in the level of competition due to the award of fewer contracts, and forcing the company into competition with larger organizations that have greater financial resources and larger technical staffs. Competing for these contracts requires the company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. While the use of subcontractors on a large scale basis allows the company to compete for this work, profit margins on subcontract work is lower than on work performed by company personnel, thereby reducing the company's overall profit margins.

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

         Risk funding revenue recognized for the twelve month period ended December 31, 2002 is $206 thousand. Risk funding revenue represents certain costs for work performed at risk which are not reimbursable under current contracts. VSE believes that it will receive formal contractual coverage through execution of contract documentation or amendments increasing funding for all of this risk funding revenue. If formal contractual coverage is not received, VSE is at risk of loss for any risk funding coverage not received.

Global Economic Conditions and Political Factors

         VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV contract could potentially affect sales. The current international situation posed by potential terrorist activity and the continuing conflict in the Middle-East could potentially increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the company's revenues may result from sales on the BAV contract to a single foreign government. During 2002 and 2001, revenues associated with BAV contract sales to Egypt accounted for approximately 28% and 24% of the company's revenues, respectively. In addition to the effect on BAV contract work, international tensions can also affect work by Fleet Maintenance on U.S. Navy ships when deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.

Financial Condition

         VSE's financial condition did not change materially during 2002. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. While the company experienced revenue growth in 2002, accounts receivable declined and cash and cash equivalents increased by approximately $4 million due to improved accounts receivable collection. Accounts payable decreased by approximately $1.8 million at December 31, 2002 as compared to December 31, 2001 due primarily to the timing of subcontractor activity and the associated payments. The increase in total stockholder's investment in 2002 resulted primarily from earnings and dividend activity and from the exercise of stock options. The increase in total stockholder's investment in 2001 resulted primarily from earnings and dividend activity and from the sale of a portion of the company's Treasury Stock to a director. The remaining Treasury Stock was retired.

Liquidity and Capital Resources

Cash Flows

         The company's level of net cash and cash equivalents increased by approximately $4 million during 2002. Approximately $5.0 million in net cash was provided by continuing operations, investing activities used approximately $521 thousand, and financing activities used approximately $456 thousand. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of the repayment of $351 thousand of bank loan borrowings, $349 thousand used to pay dividends, and $244 thousand provided by the issuance of common stock. Cash flows provided by continuing operations increased in 2002 as compared to 2001 due primarily to a decrease in accounts receivable, which was partially offset by a decrease in accounts payable.

         Cash and cash equivalents declined by $438 thousand during 2001 as a result of approximately $2 million used in investing activities, approximately $1.4 million provided by continuing operations, and approximately $179 thousand provided by financing activities. Investing activities consisted of $2 million used to purchase property and equipment, including investments in VSE's information technology infrastructure and facilities improvements. Financing activities consisted of $351 thousand provided by bank loan borrowing, $169 thousand provided by the issuance of common stock and $341 used to pay cash dividends. Cash flows provided by continuing operations decreased in 2001 as compared to 2000 due primarily to the decrease in income and an increase in TTD's accounts receivable, which was partially offset by an increase in accounts payable.

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

         Cash dividends were declared at the rate of $.16 per share during 2002, 2001 and 2000. Pursuant to its bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

Sources of Liquidity

         The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on company's contracts. Accounts payable arise primarily from purchases of subcontractor services and materials used by the company in the performance of its contract work. A decrease in accounts receivable due to generally faster collections contributed to an increase in internally generated cash flows during 2002. Accounts payable levels can be affected by changes in the level of contract work performed by the company and by the timing of large materials purchases and subcontractor efforts used in performance on the company's contracts. Internal liquidity is also affected by the acquisition of capital assets for office and computer support, facilities improvements, and by the payment of cash dividends. Purchases of capital assets during the 2002 were approximately $1.6 million lower than in the comparable period of 2001. The decrease is primarily due to information technology infrastructure and facility improvements made by VSE in 2001.

         VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable (See Note 7 of "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of December 31, 2002. This loan agreement replaced a previous loan agreement that had a maximum commitment of $30 million. The company determined that the $15 million commitment was adequate to cover current and future liquidity requirements.

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

Forward-Looking Disclosures

Goodwill

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets with indefinite lives. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life and intangible assets with indefinite lives are no longer amortized over an arbitrary number of years. Goodwill and intangible assets with indefinite lives are instead subject to a review for impairment at least annually. The effective date for VSE's implementation of SFAS No. 142 was January 1, 2002.

         As of December 31, 2002, the company had approximately $1.1 million of unamortized goodwill associated with its acquisition of Energetics in 1995. The goodwill was being amortized prior to the adoption of SFAS No. 142. In 2002, the company stopped amortizing the goodwill. As of December 31, 2002, the company h as not recognized any reduction to the goodwill due to the impairment rules associated with SFAS No. 142. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the company's results of operations or financial condition.

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

Foreign Currency

         While a significant amount of the company's business results from the services provided by BAV related to the transfer of ships to foreign governments, the BAV contract payments are made by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support work performed or services purchased in foreign countries are made in U.S. dollars, and the infrequent disbursements that are made in foreign currencies are reimbursable to BAV in post conversion dollars. Foreign currency transactions of other VSE divisions or subsidiaries are virtually non-existent. Accordingly, the company does not believe that it is exposed to any material foreign currency risk.

New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not anticipate that adoption of SFAS No. 143 will have a material impact, either positive or negative, on future results of operations or financial condition.

         In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets, including intangible assets with finite lives. The effective date for VSE's implementation of SFAS No. 144 was January 1, 2002. See Note 6 for the discussion of the company's goodwill and intangible assets.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option. The company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

ITEM 8.    Financial Statements and Supplementary Data


                        Index To Financial Statements


                                                                     Page
                                                                     ----
         Report of Independent Auditors                               27
         Consolidated Balance Sheets as of
              December 31, 2002 and 2001                              29
         Consolidated Statements of Operations for the years ended
              December 31, 2002, 2001 and 2000                        30
         Consolidated Statements of Stockholders' Investment
              for the years ended December 31, 2002, 2001 and 2000    31
         Consolidated Statements of Cash Flows for the years ended
              December 31, 2002, 2001 and 2000                        32
         Notes to Consolidated Financial Statements                   33

                        Report of Independent Auditors

To the Board of Directors of VSE Corporation:

         We have audited the accompanying consolidated balance sheet of VSE Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of VSE Corporation as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by auditors who have ceased operations and whose report dated February 22, 2002 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSE Corporation and subsidiaries as of December 31, 2002 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its accounting for goodwill and intangibles assets.


                                                 /s/ Ernst & Young LLP

  McLean, Virginia
  February 21, 2003

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


                                                 ARTHUR ANDERSEN LLP


Vienna, Virginia
  February 22, 2002


This page shows a copy of the audit report previously issued by Arthur Andersen LLP in connection with the VSE Corporation filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. (See Exhibit 23.2 for further discussion).

VSE Corporation and Subsidiaries
Consolidated Balance Sheets                                As of December 31,
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             2002      2001
                                                             ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $ 4,210   $   209
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .  17,524    20,849
  Deferred tax assets  . . . . . . . . . . . . . . . . . .   1,313       695
  Other current assets . . . . . . . . . . . . . . . . . .   1,241     1,984
                                                           -------   -------
      Total current assets . . . . . . . . . . . . . . . .  24,288    23,737

Property and equipment, net  . . . . . . . . . . . . . . .   3,483     4,211
Deferred tax assets  . . . . . . . . . . . . . . . . . . .     449       793
Intangible assets, net . . . . . . . . . . . . . . . . . .   1,054     1,822
Other assets . . . . . . . . . . . . . . . . . . . . . . .   2,403     2,646
                                                           -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . . $31,677   $33,209
                                                           =======   =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . $ 8,785   $10,609
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   4,654     4,235
  Dividends payable  . . . . . . . . . . . . . . . . . . .      87        86
                                                           -------   -------
      Total current liabilities  . . . . . . . . . . . . .  13,526    14,930

Long-term debt . . . . . . . . . . . . . . . . . . . . . .       -       351
Deferred compensation  . . . . . . . . . . . . . . . . . .   1,108     1,453
                                                           -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .  14,634    16,734
                                                           -------   -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,185,760 in 2002 and
    2,150,540 in 2001  . . . . . . . . . . . . . . . . . .     109       107
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .   3,558     3,294
  Retained earnings  . . . . . . . . . . . . . . . . . . .  13,376    13,074
                                                           -------   -------
      Total stockholders' investment . . . . . . . . . . .  17,043    16,475
                                                           -------   -------
      Total liabilities and stockholders' investment . . . $31,677   $33,209
                                                           =======   =======







       The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Operations        For the years ended December 31,
-----------------------------------------------------------------------------
(in thousands, except share and per share amounts)
                                                 2002       2001       2000
                                                 ----       ----       ----
Revenues, principally from contracts . . . . $ 134,379  $ 111,572  $ 122,269

Costs and expenses of contracts  . . . . . .   132,306    109,990    119,937
                                             ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     2,073      1,582      2,332

Selling, general and administrative expenses       328        237        239

Interest (income) expense  . . . . . . . . .        24         49        (98)

Loss on impairment of intangible assets  . .       576          -          -
                                             ---------  ---------  ---------
Income from continuing operations before
  income taxes . . . . . . . . . . . . . . .     1,145      1,296      2,191

Provision for income taxes . . . . . . . . .       493        441        806
                                             ---------  ---------  ---------
Income from continuing operations  . . . . .       652        855      1,385

Discontinued operations, net of tax:
  Loss on disposal (net of tax benefit
    of $271) . . . . . . . . . . . . . . . .         -          -       (417)
                                             ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . $     652  $     855  $     968
                                             =========  =========  =========
Basic earnings per share:
  Income from continuing operations  . . . . $    0.30  $    0.40  $    0.65
  Loss from discontinued operations  . . . .         -          -      (0.19)
                                             ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . $    0.30  $    0.40  $    0.46
                                             =========  =========  =========

Basic weighted average shares outstanding    2,172,384  2,136,992  2,122,564
                                             =========  =========  =========
Diluted earnings per share:
  Income from continuing operations  . . . . $    0.30  $    0.40  $    0.65
  Loss from discontinued operations  . . . .         -          -      (0.19)
                                             ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . . $    0.30  $    0.40  $    0.46
                                             =========  =========  =========

Diluted weighted average shares outstanding  2,196,390  2,136,992  2,122,564
                                             =========  =========  =========






         The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Investment
--------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                                                    Total
                             Common Stock     Paid-In    Retained     Treasury  Stockholders'
                            Shares  Amount    Surplus    Earnings      Stock     Investment
                            ------  ------    -------    --------      -----     ----------
Balance at
  December 31, 1999          2,194  $ 110     $ 3,894    $ 11,933    $  (792)     $15,145

Net income for the year          -      -           -         968          -          968
Issuance of stock                4      -          20           -          -           20
Dividends declared ($.16)        -      -           -        (340)         -         (340)
                             -----  -----     -------    --------    -------      -------
Balance at
  December 31, 2000          2,198    110       3,914      12,561       (792)      15,793

Net income for the year          -      -           -         855          -          855
Issuance of Treasury stock       -      -         (81)          -        220          139
Retirement of Treasury
 Stock                         (52)    (3)       (569)          -        572            -
Issuance of stock                4      -          30           -          -           30
Dividends declared ($.16)        -      -           -        (342)         -         (342)
                             -----  -----     -------    --------    -------      -------
Balance at
  December 31, 2001          2,150    107       3,294      13,074          -       16,475

Net income for the year          -      -           -         652          -          652
Exercised stock options         33      2         213           -          -          215
Tax benefit of options
 exercised                       -      -          22           -          -           22
Issuance of stock                3      -          29           -          -           29
Dividends declared ($.16)        -      -           -        (350)         -         (350)
                             -----  -----     -------    --------    -------      -------
Balance at
  December 31, 2002          2,186  $ 109     $ 3,558    $ 13,376    $     -      $17,043
                             =====  =====     =======    ========    =======      =======



         The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows                         For the years ended December 31,
----------------------------------------------------------------------------------------------
(in thousands)
                                                                       2002     2001     2000
                                                                       ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   652  $   855  $   968
  Loss on disposal of discontinued operations . . . . . . . . . .          -        -      417
                                                                     -------  -------  -------
  Income from continuing operations . . . . . . . . . . . . . . .        652      855    1,385
                                                                     -------  -------  -------
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .      1,414    1,372    1,563
      Loss on impairment of intangible assets . . . . . . . . . .        576        -        -
      Loss on sale of property and equipment  . . . . . . . . . .         27       91       17
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .       (274)     212      (45)
      Tax benefit of options exercised  . . . . . . . . . . . . .         22        -        -
Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . .      3,325   (1,634)     146
       Other current assets and noncurrent assets . . . . . . . .        769     (532)    (701)
    Increase (decrease) in:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . .     (1,952)   1,931      523
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .        419     (886)  (1,116)
                                                                     -------  -------  -------
          Net cash provided by operating activities of
            continuing operations                                      4,978    1,409    1,772

Cash flows from investing activities:
  Purchase of property and equipment  . . . . . . . . . . . . . .       (521)  (2,026)    (424)
  Purchase of intangible assets . . . . . . . . . . . . . . . . .          -        -     (700)
                                                                     -------  -------  -------
          Net cash used in investing activities of
            continuing operations                                       (521)  (2,026)  (1,124)
                                                                     -------  -------  -------
Cash flows from financing activities:
   Net proceeds from (payments on) long-term bank loans . . . . .       (351)     351        -
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . .       (349)    (341)    (331)
   Proceeds from issuance of common stock   . . . . . . . . . . .        244      169       20
                                                                     -------  -------  -------
          Net cash (used in) provided by financing activities of
            continuing operations                                       (456)     179     (311)
                                                                     -------  -------  -------
Net cash provided by discontinued
  operations                                                               -        -      248
                                                                     -------  -------  -------
Net increase (decrease) in cash and cash equivalents  . . . . . .      4,001    (438)      585
  Cash and cash equivalents at beginning of year  . . . . . . . .        209      647       62
                                                                     -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .    $ 4,210  $   209  $   647
                                                                     =======  =======  =======

Supplemental cash flow disclosures (in thousands):
                                                                       2002     2001     2000
                                                                       ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    61  $    56  $   127
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .    $   205  $   336  $ 1,026

Noncash investing and financing activities:
  Write off of note receivable from discontinued operations   . .    $     -  $     -  $   688
  Payable related to purchase of intangible assets  . . . . . . .    $     -  $     -  $   260

         The accompanying notes are an integral part of these statements.

                       VSE Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements consist of the operations of the parent company, operations of the company's wholly owned subsidiaries, and operations of the company's divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Management Sciences Division ("MSD") beginning in December 2001, Ordnance Division ("Ordnance"), Systems Engineering Division ("Systems Engineering", formerly Land Systems Division) beginning in February 2001, Telecommunications Technologies Division ("TTD") beginning in September 2000, and Value Systems Services Division ("VSS"). As of December 31, 2002, SRR, VSI, GSA Services, and Ordnance are not conducting any current business operations. Work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries.

         The term "VSE" or "company" means VSE and its subsidiaries and divi-sions unless the context indicates operations of the parent company only. Intercompany sales are principally at cost. All significant intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.

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

Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets with indefinite lives. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life and intangible assets with indefinite lives are no longer amortized over an arbitrary number of years. Goodwill and intangible assets with indefinite lives are instead subject to a review for impairment at least annually. The effective date for VSE's implementation of SFAS No. 142 was January 1, 2002. See Note 6 for the discussion of the company's goodwill and intangible assets.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not anticipate that adoption of SFAS No. 143 will have a material impact, either positive or negative, on future results of operations or financial condition.

         In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets, including intangible assets with finite lives. The effective date for VSE's implementation of SFAS No. 144 was January 1, 2002. See Note 6 for the discussion of the company's goodwill and intangible assets.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option. The company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

         Had compensation costs for the company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been as follows (in thousands, except per share amounts):
                                     -34-

                                           Year Ended December 31
                                          2002        2001        2000
                                          ----        ----        ----
Net income, as reported                  $ 652       $ 855       $ 968
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                     --          --          --

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects       (111)        (94)        (94)
                                         -----       -----       -----
Pro forma net income                     $ 541       $ 761       $ 874
                                         =====       =====       =====
Earnings per share:
 Basic and Diluted as reported           $0.30       $0.40       $0.46
 Basic and Diluted - pro forma           $0.25       $0.36       $0.41

         The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used in the pricing calculations for 2002, 2001 and 2000:
                                          2002        2001        2000
                                          ----        ----        ----
Risk free interest rate                   3.50%       5.04%       6.42%
Dividend yield                            2.16%       2.77%       2.00%
Expected life                            3 years    3 years     3 years
Expected volatility                      32.90%      58.27%      61.95%


Earnings Per Share

         Basic earnings per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. There was no dilutive impact on reported earnings per share for 2002, 2001, and 2000.

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

Property and Equipment

         Property and equipment are stated at cost. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of two to four years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of other equipment is provided principally by the double-declining method over periods of three to ten years. Depreciation of buildings and land improvements is provided principally by the straight-line method over approximately thirty years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

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

         Contracts with the government, primarily with the U.S. Department of Defense, accounted for approximately 95% of revenues for 2002, 93% of revenues for 2001 and 99% of revenues for 2000. These contracts were primarily for engineering services. A contract awarded in 1995 with the U.S. Navy accounted for approximately 54%, 38% and 41% of such revenues in 2002, 2001, and 2000, respectively.

Contract Revenues

         Substantially all of the company's revenues result from contract services performed for the government or for contractors engaged in work for the government under a variety of contracts. Revenues on cost-type contracts are recorded on the basis of recoverable costs incurred and fees earned. The company has a contract in its BAV Division for which contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The company does not recognize award fee income until the contract modification authorizing the award fee is issued. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Approximately $106.3 million, $82.6 million and $92.6 million of the company's revenues were under cost reimbursable contracts for the years ended December 31, 2002, 2001, and 2000, respectively.

         Revenues on time and material contracts are recorded on the basis of billable rates times hours delivered plus material and other reimbursable costs incurred. Revenues on certain fixed-price services contracts are recorded each period based on a monthly amount for services provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

         Potential revenue related to work performed at risk is not recognized as income until it can be reliably estimated and its realization is probable. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

         A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The company's indirect cost rates have been audited and approved for 2000 and prior years. In the opinion of management, the audits of the indirect cost rates for 2002 and 2001 will not result in material adjustments, if any, to the company's results of operations or financial position.

Deferred Compensation Plans

         Deferred compensation plan expense for the years ended December 31, 2002, 2001, and 2000 was $7 thousand, $21 thousand and $117 thousand, respectively.

         Included in other assets are assets of the deferred compensation plans which include equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $1.2 million and $1.5 million as of December 31, 2002, and 2001, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

Impairment Review

         The company performs a periodic review of certain long-lived assets to determine if impairment has occurred. If impaired, the company writes down the asset to its fair market value.

(2)  Accounts Receivable

         The components of accounts receivable as of December 31, 2002 and 2001, were as follows (in thousands):
                                                           2002        2001
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $ 7,559     $ 8,349
  Unbilled:
    Retainages  . . . . . . . . . . . . . . . . .             80         116
    Other (principally December work billed in
         January) . . . . . . . . . . . . . . . .          9,984      12,684
  Less-Allowance for doubtful accounts  . . . . .            (99)       (300)
                                                         -------     -------
    Total accounts receivable                            $17,524     $20,849
                                                         =======     =======

         The "Unbilled: Other" included in accounts receivable are reported net of an allowance for contract disallowances of $398 thousand as of December 31, 2002 and $244 thousand as of December 31, 2001. "Unbilled: Other" also includes certain costs for work performed at risk which are not reimbursable under current contracts, but which the company believes will be reimbursable on execution of contract documentation or amendments increasing funding. Amounts not presently reimbursable included in "Unbilled: Other" were $206 thousand and $702 thousand as of December 31, 2002, and 2001, respectively.

         The company generally expects to collect all accounts receivable other than retainages within one year.

         The following table summarizes activity in the allowance for doubtful accounts and in the allowance for contract disallowances (in thousands):
                                                                 Additions
                                       Balance at                Charged to  Balance at
                                       Beginning                 Costs and    End of
                                       of Period  Deductions(1)  Expenses     Period
                                       ---------  -------------  --------     ------
For the year ended December 31, 2002
------------------------------------
 Allowance for doubtful
   accounts                               $300        $270         $ 69        $ 99
 Allowance for contract
   disallowance                            244          51          205         398

For the year ended December 31, 2001
------------------------------------
 Allowance for doubtful
   accounts                                 77          64          287         300
 Allowance for contract
   disallowance                            260          39           23         244

For the year ended December 31, 2000
------------------------------------
 Allowance for doubtful
   accounts                                 77           -            -          77
 Allowance for contract
   disallowance                            452         247           55         260

(1) Write-offs and settlements

(3)  Other Current Assets

         Other current assets consisted of the following (in thousands):
                                                           2002        2001
                                                           ----        ----
    Federal and state tax receivable . . . . . . . . . . $    92     $   583
    Travel advances  . . . . . . . . . . . . . . . . . .     492         448
    Prepaid rent expense . . . . . . . . . . . . . . . .     114         266
    Other prepaid expenses . . . . . . . . . . . . . . .     543         687
                                                         -------     -------
                                                         $ 1,241     $ 1,984
                                                         =======     =======

(4)  Other Assets

         Other assets consisted of the following (in thousands):
                                                           2002        2001
                                                           ----        ----
    Deferred compensation trust  . . . . . . . . . . . . $ 1,237     $ 1,453
    Cash surrender value of life insurance . . . . . . .   1,160       1,120
    Other assets . . . . . . . . . . . . . . . . . . . .       6          73
                                                         -------     -------
                                                         $ 2,403     $ 2,646
                                                         =======     =======

(5)  Property and Equipment

         Property and equipment (recorded at cost) consisted of the following
(in thousands):
                                                           2002        2001
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 4,016     $ 4,798
    Furniture, fixtures, equipment and other . . . . . .   2,832       3,132
    Leasehold improvements . . . . . . . . . . . . . . .   2,412       2,419
    Buildings  . . . . . . . . . . . . . . . . . . . . .     302         302
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                         -------     -------
                                                           9,947      11,036
    Less accumulated depreciation and amortization . . .  (6,464)     (6,825)
                                                         -------     -------
                                                         $ 3,483     $ 4,211
                                                         =======     =======

         Depreciation and amortization expense for property and equipment was approximately $1.2 million for 2002, $1.1 million for 2001 and $1.4 million for 2000.


(6)  Goodwill and Intangible Assets

     As part of the August 29, 1995, acquisition of Energetics, the company recorded approximately $1.7 million of goodwill, including approximately $200 thousand of additional goodwill due to contingency requirements established in the purchase agreement. Between 1995 and 2001, VSE amortized the goodwill by the straight-line method using a fifteen year life. In accordance with SFAS No. 142, VSE stopped amortizing the goodwill in January 2002, but continues to review it annually to determine if impairment has occurred. Approximately $1.1 million of unamortized goodwill remains on the books as of December 31, 2002.

     Had the company been accounting for its goodwill under SFAS No. 142 for the fiscal years ended December 31, 2001 and 2000, the company's net income and earnings per share would have been as follows (in thousands, except per share data):
                                                       Year ended December 31,
                                                           2001        2000
                                                           ----        ----
Reported net income . . . . . . . . . . . . . . . . . .   $  855      $  968
Add back goodwill amortization, net of tax  . . . . . .       74          70
                                                          ------      ------
Adjusted net income . . . . . . . . . . . . . . . . . .   $  929      $1,038
                                                          ======      ======

Basic earnings per share:
  As reported . . . . . . . . . . . . . . . . . . . . .   $  .40      $  .46
  Goodwill amortization, net of tax . . . . . . . . . .      .03         .03
                                                          ------      ------
  Adjusted basic earnings per share . . . . . . . . . .   $  .43      $  .49
                                                          ======      ======
Diluted earnings per share:
  As reported . . . . . . . . . . . . . . . . . . . . .   $  .40      $  .46
  Goodwill amortization, net of tax . . . . . . . . . .      .03         .03
                                                          ------      ------
  Adjusted diluted earnings per share . . . . . . . . .   $  .43      $  .49
                                                          ======      ======

     On December 28, 2000, TTD invested $960 thousand in the acquisition of certain contract and marketing rights. Between January 2001 and December 2002, these intangible assets were amortized by the straight-line method using a life of five years. During the fourth quarter of 2002, VSE determined that an impairment of the intangible assets had occurred due to recurring losses and reduced backlog. As a result, an impairment loss for the remaining unamortized amount of $576 thousand was included in VSE's results of operations for 2002.

     Total company amortization expense for goodwill and intangible assets was approximately $192 thousand, $311 thousand and $115 thousand for 2002, 2001, and 2000, respectively. Accumulated amortization of intangible assets, including goodwill, was $0 and approximately $863 thousand as of December 31, 2002, and 2001 respectively. Accumulated amortization of intangible assets for the year ending December 31, 2002 was $0 due to the complete write-off of TTD's intangible assets and the new accounting treatment for goodwill per SFAS No. 142.

(7)  Debt

         VSE has a revolving loan agreement with a bank in which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2004. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements. The amount borrowed under this loan agreement was $0 and approximately $351 thousand as of December 2002 and 2001, respectively. Interest expense incurred on the loan was approximately
$55 thousand, $60 thousand and $107 thousand for 2002, 2001, and 2000, respectively.

(8)  Accrued Expenses

         The components of accrued expenses as of December 31, 2002 and 2001, were as follows (in thousands):
                                                           2002        2001
                                                           ----        ----
     Accrued salaries  . . . . . . . . . . . . . . . .    $1,068      $1,174
     Accrued vacation  . . . . . . . . . . . . . . . .     1,270       1,291
     Estimated future losses on fixed-price and
       time and material contracts . . . . . . . . . .       754         463
     Other accrued expenses  . . . . . . . . . . . . .     1,562       1,307
                                                          ------      ------
       Total accrued expenses                             $4,654      $4,235
                                                          ======      ======

(9)  ESOP/401(k) Plan and Profit Sharing Plan

         VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, VSE and certain of its operating entities made contributions into a trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Contributions at the rate of up to 2% of eligible employee compensation were permitted at the discretion of the VSE Board of Directors and were allocated, subject to a vesting schedule, on a pro rata basis on eligible employee compensation. The 401(k) segment of the plan allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. As of April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. For 2001 and prior years, the employer contribution was equal to 50% of the employee deferral on the first 5% of the employee pay deferred. For 2002 the employer contribution is equal to 50% of the employee deferral on the first 6% of the employee pay deferred. The company expense associated with this plan for 2002, 2001, and 2000 was $342 thousand, $249 thousand, and $245 thousand, respectively.

         The ESOP/401(k) plan held 349,485 shares and 429,526 shares of VSE stock as of December 31, 2002 and 2001, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

         Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2002, 2001, and 2000 was $458 thousand, $450 thousand, and $400 thousand, respectively.


(10)  Stock Option Plans

1996 and 1998 Stock Option Plans

         Under the 1996 Plan, the company may grant options for and sell up to an aggregate of 273,698 shares of the common stock of the company. Through December 31, 2002 the company has granted options for 211,455 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors. The 1996 Plan will terminate on the earliest of February 5, 2006, or the date on which all options under the 1996 plan have been exercised or terminated. As of December 31, 2002, zero shares are exercisable under this plan.

         Under the 1998 Plan, the company may grant options for and sell up to an aggregate of 343,750 shares of common stock. Of the shares available for grant, 15,625 shares may be granted to non-employee directors of VSE, and 328,125 shares may be granted to executive officers and key employees. Through December 31, 2002 the company has granted options for 209,000 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options under the 1998 Plan have been exercised or terminated.

         Information with respect to stock options is as follows:
                                   Weighted         Weighted          Weighted
                                   Average          Average           Average
                                   Exercise         Exercise          Exercise
                             2002   Price     2001   Price     2000   Price
                             ----   -----     ----   -----     ----   ----
Number of shares under
 stock options:
 Outstanding at beginning
  of year                  217,375  $ 8.12  343,455  $10.28  279,085  $11.01
 Granted                    69,750    6.62   69,750    5.77   79,000    7.89
 Exercised                 (32,500)   6.59        -       -        -      -
 Forfeited                 (39,000)   7.86  (19,000)   9.01  (14,630)  11.29
 Terminations              (30,625)   9.42 (176,830)  11.30        -       -
                           -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  185,000  $ 7.66  217,375  $ 8.12  343,455  $10.28
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year                  111,063  $ 8.29  112,687  $ 8.83  247,486  $10.80
                           =======  ======  =======  ======  =======  ======

Weighted average remaining
  contractual life         3 years          3 years          2 years

Weighted average fair
 value of options granted    $1.97            $2.24            $3.32
                             =====            =====            =====

(11)  Income Taxes

         The company files consolidated federal income tax returns with all of its subsidiaries.  The components of the provision for income taxes for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):
                                                   2002     2001     2000
                                                   ----     ----     ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $  619   $  218   $  682
     State . . . . . . . . . . . . . . . . . . .     148       11      169
                                                  ------   ------   ------
                                                     767      229      851
  Deferred
     Federal . . . . . . . . . . . . . . . . . .    (238)     182      (36)
     State   . . . . . . . . . . . . . . . . . .     (36)      30       (9)
                                                  ------   ------   ------
                                                    (274)     212      (45)
                                                  ------   ------   ------
  Provision for income taxes                      $  493   $  441   $  806
                                                  ======   ======   ======

         The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 2002, 2001, and
2000 are as follows (in thousands):
                                                   2002     2001     2000
                                                   ----     ----     ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $  389   $  441   $  744
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .      67       74      112
     Permanent differences, net  . . . . . . . .      14      (2)       -
     Other, net  . . . . . . . . . . . . . . . .      23      (72)     (50)
                                                  ------   ------   ------
     Provision for income taxes                   $  493   $  441   $  806
                                                  ======   ======   ======

         The provision for income taxes was reduced for the period ending December 31, 2001 due to a change in the company's effective state tax rate.
The reduction in the effective state tax rate was the result of lower apportion-ment factors in states with higher tax rates. The provision for income taxes included a one time state tax adjustment of approximately $72,000.

         The company's deferred tax assets (liabilities) as of December 31, 2002 and 2001, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                        2002           2001
                                                        ----           ----
   Current deferred tax assets   . . . . . . . . . .   $1,437         $1,007
   Current deferred tax liabilities  . . . . . . . .     (124)          (312)
                                                       ------         ------
     Net current deferred tax assets . . . . . . . .    1,313            695
                                                       ------         ------
   Noncurrent deferred tax assets  . . . . . . . . .      788          1,038
   Noncurrent deferred tax liabilities . . . . . . .     (339)          (245)
                                                       ------         ------
     Net noncurrent deferred tax assets  . . . . . .      449            793
                                                       ------         ------
   Net deferred tax assets . . . . . . . . . . . . .   $1,762         $1,488
                                                       ======         ======

         The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows (in thousands):
                                                        2002           2001
                                                        ----           ----
   Deferred compensation and accrued paid leave  . .   $  988         $1,082
   Intangible assets . . . . . . . . . . . . . . . .      270             82
   Allowance for contract and other disallowances  .      138             78
   Accrued expenses  . . . . . . . . . . . . . . . .       79             88
   Bad debt expense  . . . . . . . . . . . . . . . .       38            115
   Accelerated depreciation  . . . . . . . . . . . .       23            134
   Retainages not taxed until billed   . . . . . . .      (32)           (46)
   Deferred revenues . . . . . . . . . . . . . . . .      (74)          (225)
   Other . . . . . . . . . . . . . . . . . . . . . .      332            180
                                                       ------         ------
   Net deferred tax assets                             $1,762         $1,488
                                                       ======         ======

(12)  Commitments and Contingencies

Leases and other commitments

     The principal facilities of the company and its subsidiaries are generally rented under non-cancelable operating leases for periods of one to 10 years. The company and its subsidiaries also lease equipment generally under non-cancelable operating leases for periods of one to five years. In addition, the company entered into a Microsoft license agreement requiring contract payments over three years, beginning in June, 2001. Total rent, lease and other commitments for 2002, 2001, and 2000 was approximately $1.8 million, $1.8 million, and $1.9 million, respectively, which was net of sublease income of $869 thousand, $689 thousand and $694 thousand, respectively. The future minimum annual commitments having remaining non-cancelable commitment terms in excess of one year, net of non-cancelable sublease income, will approximate $2.3 million in 2003, $2.5 million in 2004, $2.3 million in 2005, $1.8 million in 2006, $1.7 million in 2007, and $763 thousand thereafter.

Litigation

         In June 2001, a personal injury lawsuit was filed against VSE, Astoria Metals Corporation (AMC), Ship Dismantlement and Recycling Joint Venture (SDR, a partnership in which a wholly owned subsidiary of VSE was a general partner), Earth Tech, Inc., and Tyco International Ltd. in the Superior Court of the State of California for the County of Alameda. The case was subsequently transferred to the San Francisco Superior Court. VSE's insurance carrier is defending VSE, SDR, and Earth Tech, Inc. in this matter. Counsel for AMC's insurance carrier was tendered and has accepted defense of this matter on behalf of AMC, Earth Tech, Inc. and SDR. Plaintiffs claimed damages of $15 million. A trial was scheduled for April 28, 2003. In February 2003, VSE received notice that an agreement in principle for settling this lawsuit had been reached and a definitive settlement agreement was being prepared for execution. The company is insured for this liability and believes that the damages will be fully covered by its insurance carrier. While there is no assurance, VSE believes that the resolution of the lawsuit will not have a material adverse effect on VSE's consolidated financial position or results of operations. As of December 31, 2002, VSE has not accrued for any potential losses related to this action.

         The company and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. The company is not aware of any present claims which would have a material adverse effect on the company's financial condition or results of operations.


(13) Discontinued Operations

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

         In December 2000, the company determined that the remaining balance under the promissory note acquired from the sale of its CMstat subsidiary was not collectible and approximately $688 thousand was written off. Accordingly, the consolidated financial statements reflect the disposition of its CMstat subsidiary as discontinued operations. The revenues, costs and expenses, assets and liabilities and cash flows from the CMstat subsidiary have been excluded from the respective captions in the Consolidated Statement of Operations, Cash Flows and related footnotes.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         VSE Corporation engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective May 15, 2002. For additional information, see VSE Corporation's current report on Form 8-K dated May 17, 2002 (as amended by the Form 8-K/A filed May 21,2002).


                                   PART III


ITEM 10.   Directors and Executive Officers of the Registrant

         Information with respect to Directors of the company is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of stockholders to be filed not later than 120 days after December 31, 2002, with the Securities and Exchange Commission pursuant to Regulation 14A (the "Proxy Statement"). Certain information relating to Executive Officers of the company appears on page 10 of this Form 10-K Annual Report.

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

ITEM 14.   Controls and Procedures

      (a)  Evaluation of disclosure controls and procedures

              Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a - 14(c) and 15d - 14(c)) as of a date (the "Evaluation Date") within 90 days before the filing of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

      (b)  Changes in internal controls

              There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

                                   PART IV

ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      1.   Financial Statements

              The consolidated financial statements are listed under Item 8 of this report.

      2.   Supplemental Financial Statement Schedule

              Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements, financial notes, or supplementary financial information.

      3.   Exhibits

              See "Exhibit Index" hereinafter contained and incorporated by reference.

      4.   Reports on Form 8-K

               No reports on Form 8-K have been filed by the company during the last quarter of the period covered by this Form 10-K.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VSE CORPORATION

Date:  March 4, 2003                  By:  /s/ D. M. Ervine
                                           ---------------------------
                                           D. M. Ervine
                                           Chairman, President,
                                           Chief Executive Officer and
                                           Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                            Title                         Date
------------------------------------------------------------------------------

/s/ D. M. Ervine
_____________________________    Chairman, President,            March 4, 2003
Donald M. Ervine                 Chief Executive Officer,
                                 Chief Operating Officer
/s/ C. S. Weber
_____________________________    Executive Vice President,       March 4, 2003
Craig S. Weber                   Chief Administrative
                                 Officer, Secretary
/s/ T. R. Loftus
_____________________________    Senior Vice President and       March 4, 2003
Thomas R. Loftus                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)
/s/ R. J. Kelly
_____________________________    Director                        March 4, 2003
Robert J. Kelly


_____________________________    Director                        March 4, 2003
Clifford M. Kendall

/s/ C. S. Koonce
_____________________________    Director                        March 4, 2003
Calvin S. Koonce

/s/ D. M. Osnos
_____________________________    Director                        March 4, 2003
David M. Osnos

/s/ J. D. Ross
_____________________________    Director                        March 4, 2003
Jimmy D. Ross

/s/ B. K. Wachtel
_____________________________    Director                        March 4, 2003
Bonnie K. Wachtel

                          CERTIFICATION PURSUANT TO
             RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, D. M. Ervine, Chairman, President, Chief Executive Officer and Chief Operating Officer of the company, certify that:

1. I have reviewed this annual report on Form 10-K of VSE Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 10, 2003                    /s/  D. M. Ervine
                                         ___________________________
                                         D. M. Ervine
                                         Chairman, President,
                                         Chief Executive Officer and
                                         Chief Operating Officer

                          CERTIFICATION PURSUANT TO
             RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, T. R. Loftus, Senior Vice President and Chief Financial Officer of the company, certify that:

1. I have reviewed this annual report on Form 10-K of VSE Corporation (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 10, 2003                    /s/  T. R. Loftus
                                         ___________________________
                                         T. R. Loftus
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                         EXHIBIT INDEX


Reference No.                                                        Exhibit No.
per Item 601 of                                                        in this
Regulation S-K             Description of Exhibit                     Form 10-K
--------------             ----------------------                     ---------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                               *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996                  *
               By-Laws of VSE Corporation as amended through
                 May 16, 2000 (Exhibit 3.2 to Form 10-Q dated
                 October 27, 2000)                                         *
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)                           *
     9       Voting trust agreement                               Not Applicable
    10       Material contracts
             Employment Agreement entered into as of December 10,
               1997, by and between VSE Corporation and
               Jayne M. Tuohig   (Exhibit VII to form 10-K dated
               March 7, 2001)                                              *
             Employment Agreement entered into as of December 10,
               1997, by and between VSE Corporation and
               Craig S. Weber (Exhibit VIII to form 10-K dated
               March 7, 2001)                                              *
             Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)                                             *
             Employment Agreement entered into as of January 15,
               1999, by and between VSE Corporation and
               Energetics Incorporated and Robert J. Kelly
               (Exhibit VII to Form 10-K dated March 18, 1999)             *
             Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)                                             *
             Employment Agreement dated as of November 1,
               2000, by and between VSE Corporation and
               James M. Todd (Exhibit V to form 10-K dated
               March 7, 2001)                                              *
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                             *

                         EXHIBIT INDEX


Reference No.                                                        Exhibit No.
per Item 601 of                                                        in this
Regulation S-K             Description of Exhibit                     Form 10-K
--------------             ----------------------                     ---------
             Separation Agreement and General Release dated
               February 15, 2002, by and between
               VSE Corporation and James M. Todd (Exhibit IV
               to Form 10-K dated March 6, 2002)                           *
             Consulting Agreement dated February 15, 2002,
               by and between VSE Corporation and
               James M. Todd (Exhibit V to Form 10-K dated March
               March 6, 2002)                                              *
             Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                               *
             VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996)                                              *
               VSE Corporation 1998 Stock Option Plan (Appendix A to Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)                *
             VSE Corporation 1998 Non-employee Directors Stock Plan
               (Appendix B to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on May 6, 1998) *
    12       Statements re computation of ratios                  Not Applicable
    13       Annual report to security holders, Form 10-Q
               or selected quarterly data                           Exhibit 13
    16       Letter re change in certifying accountant            Not Applicable
    18       Letter re change in accounting principles            Not Applicable
    21       Subsidiaries of the registrant                         Exhibit 21
    22       Published report regarding matters submitted
             to vote of security holders                          Not Applicable
    23.1     Consent of independent auditors                        Exhibit 23.1
    23.2     Information regarding consent of Arthur Andersen       Exhibit 23.2
    24       Power of attorney                                    Not Applicable
    99.1     Section 906 CEO Certification                          Exhibit 99.1
    99.2     Section 906 CFO Certification                          Exhibit 99.2



*Document has been filed as indicated and is incorporated by reference herein.