Form 10-Q
period 2003-03-31
VSE CORP
filed 2003-04-30
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended March 31, 2003         Commission File Number:  0-3676


                                VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                      54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                             22303-1499
  (Address of Principal Executive Offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of April 30, 2003: 2,188,635.

VSE Corporation and Subsidiaries


Forward Looking Statements

    This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's
"Narrative Description of Business", "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report and Form 10-K for the fiscal year ended December 31, 2002 (Form 10-K) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files from time to time with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q to be filed by the company subsequent to the Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the company.

                         PART I.  Financial Information


Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands except share amounts)
                                                       March 31,  December 31,
                                                          2003        2002
                                                          ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $  2,020    $  4,210
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     18,405      17,524
  Deferred tax assets  . . . . . . . . . . . . . . .      1,328       1,313
  Other current assets . . . . . . . . . . . . . . .      1,559       1,241
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     23,312      24,288

Property and equipment, net  . . . . . . . . . . . .      3,339       3,483
Deferred tax assets  . . . . . . . . . . . . . . . .        502         449
Intangible assets, net . . . . . . . . . . . . . . .      1,054       1,054
Other assets . . . . . . . . . . . . . . . . . . . .      2,491       2,403
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 30,698    $ 31,677
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $  7,845    $  8,785
  Accrued expenses   . . . . . . . . . . . . . . . .      4,259       4,654
  Dividends payable  . . . . . . . . . . . . . . . .         88          87
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     12,192      13,526

Deferred compensation  . . . . . . . . . . . . . . .      1,087       1,108
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     13,279      14,634
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,188,635 in 2003 and
    2,185,760 shares in 2002 . . . . . . . . . . . .        109         109
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,590       3,558
  Retained earnings  . . . . . . . . . . . . . . . .     13,720      13,376
    Total stockholders' investment . . . . . . . . .     17,419      17,043
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 30,698    $ 31,677
                                                       ========    ========


   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income        For the three months ended March 31,
------------------------------------------------------------------------------
(in thousands except share amounts)
                                                           2003          2002
                                                           ----          ----
Revenues, principally from contracts . . . . . . . .   $  26,462     $  29,080

Costs and expenses of contracts  . . . . . . . . . .      25,765        28,816
                                                       ---------     ---------
Gross profit . . . . . . . . . . . . . . . . . . . .         697           264

Selling, general and administrative expenses . . . .          42            28

Interest (income) expense. . . . . . . . . . . . . .         (16)           17
                                                       ---------     ---------
Income before income taxes . . . . . . . . . . . . .         671           219

Provision for income taxes . . . . . . . . . . . . .         239           100
                                                       ---------     ---------
Net income . . . . . . . . . . . . . . . . . . . . .   $     432     $     119
                                                       =========     =========

Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.20     $    0.06
                                                       =========     =========

Basic weighted average shares outstanding              2,187,038     2,150,540
                                                       =========     =========

Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .   $    0.19     $    0.06
                                                       =========     =========

Diluted weighted average shares outstanding            2,224,845     2,150,540
                                                       =========     =========













   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Stockholders' Investment
---------------------------------------------------------------------------------
(in thousands except share data)
                                                                       Total
                               Common Stock    Paid-In   Retained   Stockholders'
                             Shares   Amount   Surplus   Earnings    Investment
                             ------   ------   -------   --------    ----------
Balance at
  December 31, 2001 . . . .   2,150   $  107   $ 3,294   $ 13,074     $16,475

Net income
  for the year  . . . . . .      --       --        --        652         652

Exercised stock options . .      33        2       213         --         215

Tax benefit of
  options exercised . . . .      --       --        22         --          22

Issuance of stock . . . . .       3       --        29         --          29

Dividends declared
  ($.16)  . . . . . . . . .      --       --        --       (350)       (350)
                              -----   ------   -------   --------     -------
Balance at
  December 31, 2002 . . . .   2,186      109     3,558     13,376      17,043

Net income
  for the period  . . . . .      --       --        --        432         432

Exercised stock options . .       3       --        30         --          30

Tax benefit of
  options exercised . . . .      --       --         2         --           2

Dividends declared
  ($.04)  . . . . . . . . .      --       --        --        (88)        (88)
                              -----   ------   -------   --------     -------
Balance at
  March 31, 2003  . . . . .   2,189   $  109   $ 3,590   $ 13,720    $ 17,419
                              =====   ======   =======   ========    ========







   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)


Consolidated Statements of Cash Flows      For the three months ended March 31,
-------------------------------------------------------------------------------
(in thousands)

                                                              2003     2002
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $   432  $   119
 Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . . . .      278      358
     (Gain) loss on sale of property and equipment . . . .        4       (2)
     Deferred taxes  . . . . . . . . . . . . . . . . . . .      (68)    (107)
     Tax benefit of options exercised  . . . . . . . . . .        2        -
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .     (881)  (1,793)
     Other current assets and noncurrent assets  . . . . .     (418)    (360)
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .     (949)     564
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (395)    (378)
                                                            -------  -------
       Net cash used in operating activities                 (1,995)  (1,599)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .     (138)     (44)
                                                            -------  -------
       Net cash used in investing activities                   (138)     (44)
                                                            -------  -------
Cash flows from financing activities:
  Net proceeds from long-term bank loan  . . . . . . . . .        -    1,838
  Dividends paid . . . . . . . . . . . . . . . . . . . . .      (87)     (86)
  Proceeds from issuance of common stock . . . . . . . . .       30        -
                                                            -------  -------
       Net cash (used in) provided by financing activities      (57)   1,752
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents . . .   (2,190)     109
  Cash and cash equivalents at beginning of period . . . .    4,210      209
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 2,020  $   318
                                                            =======  =======








   The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2002. The company operates within one reportable segment.


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


Debt

VSE has a revolving loan agreement with a bank in which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2004. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends and other affirmative and negative covenants. This loan agreement replaced the previous loan agreement that had a maximum commitment of $30 million. The company determined that the new loan agreement was adequate to cover current and future liquidity requirements. There were no amounts borrowed under this loan agreement as of March 31, 2003 and December 31, 2002.

                       VSE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



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


Accounting Pronouncements

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


Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option. The company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

Had compensation costs for the company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                       Three Months Ended March 31
                                            2003        2002
                                            ----        ----
Net income, as reported                     $ 432      $ 119

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects           (24)       (28)
                                            -----      -----
Pro forma net income                        $ 408      $  91
                                            =====      =====
Earnings per share:
 Basic - as reported                        $0.20      $0.06
 Diluted - as reported                      $0.19      $0.06

 Basic - pro forma                          $0.19      $0.04
 Diluted - pro forma                        $0.18      $0.04



Litigation

The company and its subsidiaries have, in the normal course of business, certain other claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company=s results of operations or financial position.

VSE CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Company Organization and Overview

Company Organization

The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("Fleet Maintenance"), GSA Services Division ("GSA Services"), Management Sciences Division ("MSD"), Ordnance Division ("Ordnance"), Systems Engineering Division ("Systems Engineering", formerly Land Systems Division), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). As of March 31, 2003, SRR, VSI, GSA Services, and Ordnance are not conducting any current business operations. Work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries. In February 2003, VSE decided to no longer market the services provided by TTD and intends to phase out the operations of this division during 2003 and transfer some of its technical capabilities to other VSE divisions.

Due to competitive pressures, the company uses multiple operating divisions to bid on and perform contract work that had been previously performed by VSE (parent company). The formation of these divisions has enabled the company to use an operating structure that is more flexible and better suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work to better serve the needs of customers. Management believes that this strategy will better position the consolidated entity for future revenue growth.


Overview of Services

The company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program. Fleet Maintenance, Ordnance (in 2001 and prior thereto), and VSS also support the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


weapons management, ordnance alteration, air combat logistics, and outsourcing decision assistance. SRR (in 2001 and prior thereto) has provided environmentally sound solutions for the dismantling and disposal of inactive ships. Systems Engineering provides the Army with engineering and technical support for ground weapons, logistics and training services, material procure-ment support, and prototype development support for combat vehicles. MSD provides the Army and other government agencies and commercial organizations with quality training services for product, process, and management optimiza-tion.

VSE also provides services to other government agencies and industry. The company has provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its HRSI subsidiary. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. TTD has offered products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for voice, data, multimedia and related projects. VSE will transfer many of the technical capabilities of TTD to other divisions when TTD operations cease in 2003.

Substantially all of the company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The company has a contract in its BAV Division for which contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The company does not recognize award fee income until the contract modification authorizing the award fee is issued. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on certain fixed-price services contracts are recorded each period based on a monthly amount for services provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. The company will occasionally perform work at risk, which is work that is performed prior to formalizing contract

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


terms for such work. Potential revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of March 31, 2003, VSE has recognized approximately $235 thousand in risk funding. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.


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

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income, and the changes in these items for the three months ended March 31, 2003 and 2002 (in thousands):
                                                                   2003
                                                                 Compared
                                                                    to
                                               2003      2002      2002
                                               ----      ----      ----
Revenues . . . . . . . . . . . . . . . . .   $26,462   $29,080   $(2,618)
                                             =======   =======   =======

Income before income taxes . . . . . . . .   $   671   $   219   $   452
Provision for income taxes . . . . . . . .       239       100       139
                                             -------   -------   -------
Net income  . . .  . . . . . . . . . . . .   $   432   $   119   $   313
                                             =======   =======   =======

Revenues declined by approximately 9% for the three months ended March 31, 2003, as compared to the same period of 2002. The decrease in revenues was primarily due to a decrease in the amount of subcontract work on Fleet Maintenance efforts during this period compared to the prior year. Reduced revenue associated with the decision to phase out the operations of TTD also contributed to the decline in revenue for this period. Revenues also declined for Energetics, HRSI, and VSS. The revenues of BAV, MSD, Systems Engineering, and VCG increased for the period. While the increased revenue in these four divisions was modest in proportion to total company revenues, the increases in MSD and VCG were significant in proportion to the prior year revenues for these two divisions.

Pretax income increased by approximately 206% for the three months ended March 31, 2003, as compared to the same period of 2002. The increase in pre-tax income was primarily due to a reduction in the losses associated with Fleet Maintenance work. Profitability also improved in BAV, MSD, Systems Engineering, and VCG. The decision to phase out the operations of TTD resulted in a modest positive effect on profits during this period. Profitability in Energetics declined during this period and start-up costs associated with CED further offset company-wide profit increases.

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or other transfer of Navy ships to foreign governments. This contract is a ten-year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. BAV has recognized revenues on this contract of approximately $477 million through March 31, 2003, resulting in a backlog of potential future revenues of approximately $583 million. The amount of this backlog that was funded at March 31, 2003 was approximately $33 million. The contract accounted for approximately 51% and 46% of consolidated revenues from operations during the three months ended March 31, 2003 and 2002, respectively. The level of revenues and associated profits resulting from fee income generated by this

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


contract varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract. See "Global Economic Conditions and Political Factors" below for further discussion of potential impacts on future revenues associated with this contract. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The company does not recognize award fee income until the contract modification authorizing the award fee is issued. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period.

Business Terminations and New Business Start-ups. In February 2003, VSE decided to terminate operations of TTD due to declining revenues and significant losses sustained by this division. In 2002, TTD experienced a revenue decline of approximately 26% and a pretax loss of approximately $2.1 million, including a loss associated with the impairment of intangible assets of $576 thousand. TTD will continue work on uncompleted contracts until all contractual obligations are satisfied, which is expected to occur in the second or third quarter of 2003, and then cease operations. Some of TTD's technical capabilities will be transferred to other VSE divisions. Revenues from TTD represented approximately 4% and 6% of total company revenues during the three months ended March 31, 2003 and 2002, respectively. The loss of future revenue associated with the termina-tion of TTD operations is not expected to be significant compared to total future VSE revenue, while the elimination of TTD losses is expected to improve future VSE profits.

In January 2003, VSE formed its Communications and Engineering Division (CED) upon the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). If all options are exercised, this contract has a potential total ceiling of $2.9 billion over an eight-year period. The contract is a multiple award, indefinite delivery, indefinite quantity contract, and while actual revenue estimates for the contract cannot be predicted, it is expected that this contract will contribute to future VSE revenue growth.

In February 2002, VCG began work for the U.S. Coast Guard under a contract that has potential to generate total revenues of approximately $25.4 million over five years. During the three months ended March 31, 2003 and 2002, revenues from VCG accounted for approximately 3% and less than 1%, respectively, of total company revenues. While this contract is not expected to significantly increase total company revenues, the potential for higher profit margins on this fixed price work is expected to contribute to an increase in the company's overall profit margins.

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


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

The company's revenues depend on the ability of the company to win new contracts and on the amount of work ordered by the government under the company's existing contracts. The company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large comprehensive ("omnibus/multiple award") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the company to qualify as a bidder, increases in the level of competition due to the award of fewer contracts, and forcing the company into competition with larger organizations that have greater financial resources and larger technical staffs. Competing for these contracts requires the company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. Generally, fees earned and profit margins on revenues that are derived from non-labor items such as materials, travel costs, and subcontracted services used to satisfy contract requirements are significantly lower than fees and profits on labor generated revenues. While the use of subcontractor teams on a large scale basis allows the company to compete for larger contracts, profit margins on this work tends to be lower than on work performed by company personnel, thereby reducing the company's overall profit margins. Additionally, reliance on subcontractors can introduce risk of performance issues different from performance risk on the company's labor generated revenues.

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

Risk funding revenue recognized for the three months ended March 31, 2003 is $235 thousand. Risk funding revenue represents certain costs for work performed at risk which are not reimbursable under current contracts. VSE believes that it will receive formal contractual coverage through execution of

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


contract documentation or amendments increasing funding for all of this risk funding revenue. If formal contractual coverage is not received, VSE is at risk of loss for any risk funding coverage not received.

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV contract could affect sales. The current international situation posed by potential terrorist activity and the continuing conflict in the Middle-East could increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the company's revenues may result from sales on the BAV contract to a single foreign government. During the three months ended March 31, 2003 and 2002, revenues associated with BAV contract sales to Egypt accounted for approximately 36% and 31% of the company's revenues, respectively. In addition to the effect on BAV contract work, international tensions can also affect work by Fleet Maintenance on U.S. Navy ships when deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.


Financial Condition

VSE's financial condition did not change materially during the three months ended March 31, 2003. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased slightly at March 31, 2003 as compared to December 31, 2002 while accounts payable and cash decreased due to normal fluctuations in the timing of receivables collections and vendor payments activity. Other assets and liabilities remained substantially unchanged. The increase in total stockholders'investment during this period resulted primarily from earnings and from the exercise of stock options, offset by dividends declared.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $2.2 million during the three months ended March 31, 2003. The decrease in cash and cash equivalents during this period resulted from cash used in operating activities of approximately $2 million, cash used in investing activities of approximately $138 thousand, and cash used in financing activities of approximately $57

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


thousand. Investing activities consisted of purchases of property and equipment, net of dispositions. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock.

Cash and cash equivalents increased by approximately $109 thousand during the three months ended March 31, 2002. The increase in cash and cash equivalents during this period resulted from cash provided by financing activities of approximately $1.8 million, cash used in operating activities of approximately $1.6 million, and cash used in investing activities of approximately $44 thousand. Significant financing activities included an increase of approximately $1.8 million in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

The difference between cash used in operating activities of approximately $2 million in 2003 as compared to approximately $1.6 million in 2002 is primarily due to changes in the levels of accounts receivable and accounts payable resulting from fluctuations in contract activity and receivables collections.

Quarterly cash dividends at the rate of $.04 per share were declared during the three months ended March 31, 2003. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

Sources of Liquidity

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on company's contracts. Accounts payable arise primarily from purchases of subcontractor services and materials used by the company in the performance of its contract work. Accounts payable levels can be affected by changes in the level of contract work performed by the company and by the timing of large materials purchases and subcontractor efforts used in performance on the company's contracts. An increase in accounts receivable associated with the timing of receivables collections by BAV contributed to a decrease in internally generated cash flows during this period. Internal liquidity is also affected by the acquisition of capital assets for office and computer support, facilities improvements, and by the payment of cash dividends. Purchases of capital assets for office and computer support and facilities improvements

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


during the three months ended March 31, 2003 did not substantially affect internal liquidity.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Notes to Consolidated Financial Statements.") The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of March 31, 2003. While performance of work under the BAV contract has the potential to cause substantial requirements for working capital, the company has determined that cash flows from future operations and the $15 million bank commitment are adequate to cover current and future liquidity requirements.


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

As of March 31, 2003, the company had approximately $1.1 million of unamortized goodwill associated with its acquisition of Energetics in 1995. The goodwill was being amortized prior to the adoption of SFAS No. 142. In 2002, the company stopped amortizing the goodwill. As of March 31, 2003, the company has not recognized any reduction to the goodwill due to the impairment rules associated with SFAS No. 142. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the company's results of operations or financial condition.

VSE CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the company at variable interest rates. The company has not borrowed significant amounts on the loan in recent years. Accordingly, the company does not believe that changes in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan arrangement, future interest rate changes could potentially have such a material impact.

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

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option. The company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the three months ended March 31, 2003.

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Inapplicable

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


                          PART II.   Other Information

Item 1.    Legal Proceedings

A settlement and mutual release agreement was executed as of April 1, 2003 settling the previously reported personal injury lawsuit pending against VSE, Astoria Metals Corporation , Ship Dismantlement and Recycling Joint Venture (SDR, a partnership in which a wholly owned subsidiary of VSE was a general partner),and Earth Tech, Inc. in the Superior Court for San Francisco, California. (See Item 3 of VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.) VSE's insurance carrier defended VSE, SDR and Earth Tech, Inc. in this matter. Settlement of the lawsuit involved neither the payment of monies nor the incurrence of any material obligation by VSE, any VSE subsidiary or SDR.

Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits.

             None.

       (b)  Reports on Form 8-K.

On March 7, 2003, the Registrant filed a Current Report on Form 8-K to announce, in respect of Item 5 of such Form, that VSE has discontinued pursuing strategic business alternatives, including the potential sale of the business.

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

                                 VSE CORPORATION


                                       /s/ D. M. Ervine
Date:  April 30, 2003                  ______________________________________
                                       D. M. Ervine
                                       Chairman, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer

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


Dated: April 30, 2003                    /s/  D. M. Ervine
                                         ___________________________
                                         D. M. Ervine
                                         Chairman, President,
                                         Chief Executive Officer and
                                         Chief Operating Officer













                                -23-
<PAAGE>
                           CERTIFICATION PURSUANT TO
              RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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


Dated: April 30, 2003                    /s/  T. R. Loftus
                                         ___________________________
                                         T. R. Loftus
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)