Form 10-Q
period 2003-06-30
VSE CORP
filed 2003-07-29
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended June 30, 2003         Commission File Number:  0-3676


                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                           54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                   22303-1499
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of July 29, 2003: 2,188,635.


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




























                                     -2-
                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands except share amounts)
                                                        June 30,  December 31,
                                                          2003        2002
                                                          ----        ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $  7,509    $  4,210
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     15,402      17,524
  Deferred tax assets  . . . . . . . . . . . . . . .      1,259       1,313
  Other current assets . . . . . . . . . . . . . . .      1,783       1,241
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     25,953      24,288

Property and equipment, net  . . . . . . . . . . . .      3,303       3,483
Deferred tax assets  . . . . . . . . . . . . . . . .        404         449
Intangible assets, net . . . . . . . . . . . . . . .      1,054       1,054
Other assets . . . . . . . . . . . . . . . . . . . .      2,432       2,403
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 33,146    $ 31,677
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $  9,708    $  8,785
  Accrued expenses   . . . . . . . . . . . . . . . .      4,466       4,654
  Dividends payable  . . . . . . . . . . . . . . . .         88          87
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     14,262      13,526

Deferred compensation  . . . . . . . . . . . . . . .      1,116       1,108
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     15,378      14,634
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,188,635 in 2003 and
    2,185,760 shares in 2002 . . . . . . . . . . . .        109         109
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,590       3,558
  Retained earnings  . . . . . . . . . . . . . . . .     14,069      13,376
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     17,768      17,043
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 33,146    $ 31,677
                                                       ========    ========

  The accompanying notes are an integral part of these financial statements.

                                     -3-
VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income    For the three and six months ended June 30,
--------------------------------------------------------------------------------
(in thousands except share amounts)
                                       Three Months             Six Months
                                     2003        2002        2003        2002
                                     ----        ----        ----        ----
Revenues, principally from
 contracts . . . . . . . . . . . $  29,368   $  36,353   $  55,830   $  65,433

Costs and expenses of
 contracts . . . . . . . . . . .    28,608      35,835      54,373      64,651
                                 ---------   ---------   ---------   ---------
Gross profit . . . . . . . . . .       760         518       1,457         782

Selling, general and
 administrative expenses   . . .        48          35          90          63

Interest (income) expense  . . .       (15)         29         (31)         46
                                 ---------   ---------   ---------   ---------

Income before income taxes . . .       727         454       1,398         673

Provision for income taxes . . .       291         180         530         280
                                 ---------   ---------   ---------   ---------

Net income . . . . . . . . . . . $     436   $     274   $     868   $     393
                                 =========   =========   =========   =========

Basic earnings per share:

Net income   . . . . . . . . . . $    0.20   $    0.12   $     .40   $     .18
                                 =========   =========   =========   =========
Basic weighted average shares
 outstanding                     2,188,635   2,173,790   2,187,841   2,163,826
                                 =========   =========   =========   =========

Diluted earnings per share:

Net income   . . . . . . . . . . $    0.20   $    0.12   $     .39   $     .18
                                 =========   =========   =========   =========
Diluted weighted average shares
 outstanding                     2,220,333   2,199,866   2,222,576   2,188,685
                                 =========   =========   =========   =========

  The accompanying notes are an integral part of these financial statements.

                                     -4-
VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Stockholders' Investment
----------------------------------------------------------------------------------
(in thousands except per share data)
                                                                       Total
                               Common Stock    Paid-In   Retained   Stockholders'
                             Shares   Amount   Surplus   Earnings    Investment
                             ------   ------   -------   --------    ----------
Balance at
  December 31, 2001 . . . .   2,150   $  107   $ 3,294   $ 13,074    $ 16,475

Net income
  for the year  . . . . . .      --       --        --        652         652

Exercised stock options . .      33        2       213         --         215

Tax benefit of
  options exercised . . . .      --       --        22         --          22

Issuance of stock . . . . .       3       --        29         --          29

Dividends declared
  ($.16)  . . . . . . . . .      --       --        --       (350)       (350)
                              -----   ------   -------   --------    --------
Balance at
  December 31, 2002 . . . .   2,186      109     3,558     13,376      17,043

Net income
  for the period  . . . . .      --       --        --        868         868

Exercised stock options . .       3       --        30         --          30

Tax benefit of
  options exercised . . . .      --       --         2         --           2

Dividends declared
  ($.08)  . . . . . . . . .      --       --        --       (175)       (175)
                              -----   ------   -------   --------    --------
Balance at
  June 30, 2003 . . . . . .   2,189   $  109   $ 3,590   $ 14,069    $ 17,768
                              =====   ======   =======   ========    ========


  The accompanying notes are an integral part of these financial statements.

                                     -5-
VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows        For the six months ended June 30,
------------------------------------------------------------------------------
(in thousands)

                                                              2003     2002
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $   868  $   393
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      557      726
     (Gain) loss on sale of property and equipment . . . .        5        9
     Deferred taxes  . . . . . . . . . . . . . . . . . . .       99    (271)
     Tax benefit of options exercised  . . . . . . . . . .        2        -
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .    2,122   (5,053)
     Other current assets and noncurrent assets  . . . . .     (641)     219
   Increase (decrease) in:
     Accounts payable  . . . . . . . . . . . . . . . . . .    1,001    2,717
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (188)     334
                                                            -------  -------
       Net cash provided by (used in) operating
         activities                                           3,825     (926)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .     (382)    (245)
                                                            -------  -------
       Net cash used in investing activities                   (382)    (245)
                                                            -------  -------
Cash flows from financing activities:
  Net proceeds from long-term bank loan  . . . . . . . . .        -    1,126
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (174)    (174)
  Proceeds from issuance of common stock . . . . . . . . .       30      257
                                                            -------  -------
       Net cash (used in) provided by financing activities     (144)   1,209
                                                            -------  -------

Net increase in cash and cash equivalents  . . . . . . . .    3,299       38
  Cash and cash equivalents at beginning of period . . . .    4,210      209
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 7,509  $   247
                                                            =======  =======

  The accompanying notes are an integral part of these financial statements.

                                     -6-
                       VSE CORPORATION AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2002. The company operates within one reportable segment.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Debt

VSE has a revolving loan agreement with a bank under which the company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under the agreement, the company pays a fixed amount annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The current expiration date of the revolving loan is May 31, 2005. The loan agreement contains collateral requirements by which company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends and other affirmative and negative covenants. There were no amounts borrowed under this loan agreement as of June 30, 2003 or December 31, 2002.










                                     -7-
                       VSE CORPORATION AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Earnings Per Share

Basic earnings per share has been computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.


Stock-Based Compensation

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


Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option. The company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and the interim disclosure provisions for its financial reports beginning the quarter ended March 31, 2003.




                                     -8-
                       VSE CORPORATION AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Had compensation costs for the company's stock options been determined based on
SFAS No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been as follows (in thousands, except per share amounts):
                                        Three Months            Six Months
                                       Ended June 30,         Ended June 30,
                                      2003        2002       2003        2002
                                      ----        ----       ----        ----
Net income, as reported              $ 436       $ 274      $ 868       $ 393

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects    (17)         (5)       (41)        (33)
                                     -----       -----      -----       -----
Pro forma net income                 $ 419       $ 269      $ 827       $ 360
                                     =====       =====      =====       =====

Earnings per share:
 Basic as reported                   $0.20       $0.12      $0.40       $0.18
 Diluted as reported                 $0.20       $0.12      $0.39       $0.18

 Basic pro forma                     $0.19       $0.12      $0.38       $0.17
 Diluted pro forma                   $0.19       $0.12      $0.37       $0.16




Litigation

The company and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the company's results of operations or financial position.








                                     -9-
VSE CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Company Organization and Overview

Company Organization

The term "VSE" or "company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the company's wholly owned subsidiaries and unincorporated divisions. Active subsidiaries in 2003 include Energetics, Incorporated ("Energetics"), and Human Resource Systems, Inc. ("HRSI"). Active divisions include BAV Division ("BAV"),
Coast Guard Division ("VCG") beginning in February 2002, Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("Fleet Maintenance"), Management Sciences Division ("MSD"), Systems Engineering Division ("Systems Engineering", formerly Land Systems Division), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). In February 2003, VSE began phasing out the operations of TTD and transferred some of its technical capabilities to other VSE divisions. As of June 30, 2003, the sole HRSI contract had expired and HRSI's work was continued on a new contract in another VSE division.

The company uses multiple operating divisions to bid on and perform contract work. The use of these divisions enables the company to use an operating structure that is flexible and well suited to perform certain types of contract work. The company anticipates that it will continue using its operating divisions to bid and perform new contract work to serve the needs of customers. Management believes that this strategy will position the consolidated entity for future revenue growth.


Overview of Services

The company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program. VCG provides similar services to the U.S. Coast Guard. Fleet Maintenance and VSS also support the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, air combat logistics, and outsourcing decision assistance. Systems Engineering provides the Army with engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army and other


                                     -10-
government agencies and commercial organizations with quality training services for product, process, and management optimization.

The company has also provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its VSS Division. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. TTD has offered products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for voice, data, multimedia and related projects. VSE will transfer many of the technical capabilities of TTD to other divisions when TTD operations cease.

Substantially all of the company's services are performed for its customers on a contract basis and revenue is recorded as services are performed. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on certain fixed-price services contracts are recorded as services are provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

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

The company will occasionally perform work at risk, which is work that is performed prior to formalizing terms for such work. Potential revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred and the work is performed. As of June 30, 2003, VSE has recognized approximately $507 thousand in risk funding. The company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

VSE's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require


                                     -11-
us to make estimates and assumptions. In addition to our revenue recognition policy, discussed under "Overview of Services" above, we believe the following critical accounting polices affect our more significant judgments, estimates and assumptions used in the preparation of our consolidated financial state-ments.

Long-Lived Assets

In assessing the recoverability of long-lived assets, including goodwill and other intangibles, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates and related assumptions change in the future, we may be required to record impairment charges to write-down the carrying value of these assets.

Contingencies

From time to time we are subject to proceedings, lawsuits, and other claims related to environmental, labor, and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

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


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income, and the changes in these items for the three and six month periods ended June 30, 2003 and 2002 (in thousands):
                                                                  2003
                                                                Compared
                                                                   to
                                                                  2002
                          Three Months       Six Months           ----
                         Ended June 30,     Ended June 30,  Three     Six
                         2003      2002     2003     2002   Months    Months
                         ----      ----     ----     ----   ------    ------
Revenues . . . . . . . $29,368  $36,353  $55,830  $65,433  $(6,985) $(9,603)
                       =======  =======  =======  =======  =======  =======
Income before income
  taxes  . . . . . . . $   727  $   454  $ 1,398  $   673  $   273  $   725
Provision for income
  taxes  . . . . . . .     291      180      530      280      111      250
                       -------  -------  -------  -------  -------  -------
Net income  . . .  . . $   436  $   274  $   868  $   393  $   162  $   475
                       =======  =======  =======  =======  =======  =======

                                     -12-
Revenues declined by approximately 19% and 15% for the three and six month periods ended June 30, 2003, as compared to the same periods of 2002. The primary reasons for the decrease in revenues were 1) a reduction in BAV revenue due to work ordered by certain client countries in 2002 that was not repeated in 2003, 2) a reduction in Fleet Maintenance revenue due to a decrease in the amount of subcontract work in 2003 as compared to 2002, and 3) reduced revenue associated with the decision to phase out the operations of TTD. Revenues also declined for Energetics, HRSI, and VSS. The revenues of Systems Engineering, MSD, and VCG increased for the period. While the increased revenues in these divisions were not significant in proportion to total company revenues, the increases in MSD and VCG were significant in proportion to the prior year revenues of these two divisions.

Pretax income increased by approximately 60% and 108% for the three and six month periods ended June 30, 2003, as compared to the same periods of 2002. The increase in pre-tax income for the three month period was primarily due to a reduction in the losses associated with TTD work. The increase in pre-tax income for the six month period was primarily due to a reduction in the losses associated with TTD and Fleet Maintenance work and to improved profitability in MSD. The company-wide pretax income increases were partially offset by operational costs associated with CED and by profit reductions associated with the decline in revenues.

BAV Contract. VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or other transfer of Navy ships to foreign governments. This contract is a ten-year contract awarded in 1995, and it has the potential to generate total revenues of over one billion dollars from 1995 through 2005. BAV has recognized revenues on this contract of approximately $490 million through June 30, 2003, resulting in a backlog of potential future revenues of approximately $570 million. The amount of this backlog that was funded at June 30, 2003 was approximately $35 million. The contract accounted for approximately 53% and 49% of consolidated revenues from operations during the six months ended June 30, 2003 and 2002, respectively. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract. See "Global Economic Conditions and Political Factors" below for further discussion of potential impacts on future revenues associated with this contract. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The company does not recognize award fee income until the contract modification authorizing the award fee is issued. As of June 30, 2003, award fee has been recognized for work performed through the award fee period ending April 30, 2003. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period.




                                     -13-
Business Terminations and New Business Start-ups. In February 2003, VSE decided to terminate operations of TTD due to declining revenues and significant losses sustained by this division. In 2002, TTD experienced a revenue decline of approximately 26% and a pretax loss of approximately $2.1 million, including a loss associated with the impairment of intangible assets of $576 thousand. TTD will continue work on uncompleted contracts until all contractual obligations are satisfied, expected to be in 2003 or 2004. Some of TTD's technical capabilities will be transferred to other VSE divisions. Revenues from TTD represented approximately 2% and 6% of total company revenues during the six months ended June 30, 2003 and 2002, respectively. The loss of future revenue associated with the termination of TTD operations is not expected to be significant compared to total future VSE revenue, while the elimination of TTD losses is expected to improve future VSE profits.

In January 2003, VSE formed its Communications and Engineering Division (CED) upon the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). Although this contract has a potential total ceiling of $2.9 billion over an eight-year period if all options are exercised, it is a multiple award, indefinite delivery, indefinite quantity contract. Accordingly, while the contract is expected to contribute future revenue growth, actual revenue estimates cannot be predicted and are unlikely to approach the ceiling amount.

In February 2002, VCG began work for the U.S. Coast Guard under a contract that has potential to generate total revenues of approximately $25.4 million over five years. During the six months ended June 30, 2003 and 2002, revenues from VCG accounted for approximately 4% and 1%, respectively, of total company revenues. While this contract is not expected to significantly increase total company revenues, the potential for higher profit margins on this fixed price work is expected to contribute to an increase in the company's overall profit margins.

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

Company revenues depend on the ability of the company to win new contracts and on the amount of work ordered by the government under the company's existing contracts. The company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large comprehensive ("omnibus/multiple award") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the company to qualify as a bidder, increases in the level of competition due to the award of fewer contracts, and forcing the company into competition with larger organizations

                                     -14-
that have greater financial resources and larger technical staffs. Competing for these contracts requires the company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. Generally, fees earned and profit margins on revenues that are derived from non-labor items such as materials, travel costs, and subcontracted services used to satisfy contract requirements, if any, are significantly lower than fees and profits on labor generated revenues. While the use of subcontractor teams on a large scale basis allows the company to compete for larger contracts, profit margins on this work tends to be lower than on work performed by company personnel, thereby reducing the company's overall profit margins. Additionally, reliance on subcontractors can introduce risk of performance issues different from performance risk on the company's labor generated revenues.

Other government procurement practices that can affect the company's revenues are the use of past performance criteria that may preclude entrance into new government markets and government social programs that limit contract work to small, woman, or minority-owned businesses. Additional risk factors that could potentially affect the company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Risk funding revenue recognized for the six months ended June 30, 2003, is $507 thousand. Risk funding revenue represents certain costs for work performed at risk which are not reimbursable under current contracts. VSE believes that it will receive formal contractual coverage through execution of contract documentation or amendments increasing funding for all of this risk funding revenue. If formal contractual coverage is not received, VSE is at risk of loss for any risk funding coverage not received.

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV contract could affect sales. The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the company's revenues may result from sales on the BAV contract to a single foreign government. During the six months ended June 30, 2003 and 2002, revenues associated with BAV contract sales to Egypt accounted for approximately 37% and 28% of the company's revenues, respectively. In addition to the effect on BAV contract work, international tensions can also affect work by Fleet Maintenance on U.S. Navy ships when deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Severe adverse results arising from these global economic and political risks could potentially have a material adverse impact on the company's results of operations.




                                     -15-
Financial Condition

VSE's financial condition did not change materially during the six months ended June 30, 2003. The company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. Accounts receivable decreased at June 30, 2003, as compared to December 31, 2002, while accounts payable and cash increased due to normal fluctuations in the timing of receivables collections and vendor payments activity. Other assets and liabilities remained substantially unchanged. The increase in total stockholders' investment during this period resulted primarily from earnings and from the exercise of stock options, offset by dividends declared.


Liquidity and Capital Resources

Cash Flows

2003. Cash and cash equivalents increased by approximately $3.3 million during the six months ended June 30, 2003. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $3.8 million, cash used in investing activities of approximately $382 thousand, and cash used in financing activities of approximately $144 thousand. Investing activities consisted of purchases of property and equipment, net of dispositions. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock.

2002. Cash and cash equivalents increased by approximately $38 thousand during the six month period ended June 30, 2002. The increase in cash and cash equivalents during this period resulted from cash provided by financing activities of approximately $1.2 million, cash used in operating activities of approximately $926 thousand, and cash used in investing activities of approximately $245 thousand. Significant financing activities included an increase of approximately $1.1 million in bank loan borrowings. Investing activities consisted of purchases of property and equipment, net of dispositions.

The difference between cash provided by operating activities of approximately $3.8 million in 2003 as compared to approximately $926 thousand used in operating activities in 2002 is primarily due to changes in the levels of accounts receivable and accounts payable resulting from fluctuations in contract activity and receivables collections and to an increase in net income.

Quarterly cash dividends at the rate of $.04 per share were declared during the six months ended June 30, 2003. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

Sources of Liquidity

The company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period and from

                                     -16-
profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the company to the government or other government prime contractors for services rendered and generally do not present collection problems. Accounts receivable levels can also be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on company's contracts. Accounts payable arise primarily from purchases of subcontractor services and materials used by the company in the performance of its contract work. Accounts payable levels can be affected by changes in the level of contract work performed by the company and by the timing of large materials purchases and subcontractor efforts used in performance on the company's contracts. A decrease in accounts receivable associated with the timing of receivables collections in several divisions, including BAV, contributed to an increase in internally generated cash flows during this period. Internal liquidity is also affected by the acquisition of capital assets for office and computer support, facilities improvements, and by the payment of cash dividends. Purchases of capital assets for office and computer support and facilities improvements during the six months ended June 30, 2003 did not substantially affect internal liquidity.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the company's accounts receivable. (See "Notes to Consolidated Financial Statements.") The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of June 30, 2003. While performance of work under the BAV contract has the potential to cause substantial requirements for working capital, the company has determined that cash flows from future operations and the $15 million bank commitment are adequate to cover current and future liquidity requirements.


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


Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 modifies the accounting rules governing goodwill and intangible assets with indefinite lives. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life and intangible assets with indefinite lives are no longer amortized over an

                                     -17-
arbitrary number of years. Goodwill and intangible assets with indefinite lives are instead subject to a review for impairment at least annually. The effective date for VSE's implementation of SFAS No. 142 was January 1, 2002.

As of June 30, 2003, the company had approximately $1.1 million of unamortized goodwill associated with its acquisition of Energetics in 1995. The goodwill was being amortized prior to the adoption of SFAS No. 142. In 2002, the company stopped amortizing the goodwill. As of June 30, 2003, the company has not recognized any reduction to the goodwill due to the impairment rules associated with SFAS No. 142. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the company's results of operations or financial condition.


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the company at variable interest rates. The company has not borrowed significant amounts on the loan in recent years. Accordingly, the company does not believe that changes in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan arrange-ment, future interest rate changes could potentially have such a material impact.

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


Stock-Based Compensation

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



                                     -18-
Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the company's stock at the date of the grant over the exercise price of the related option. The company adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and the interim disclosure provisions for its financial reports beginning the quarter ended March 31, 2003.


















































                                     -19-
VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Inapplicable


Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the company's Chief Executive Officer and Chief Financial Officer believe the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the company's internal control over financial reporting or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits.

            None.

       (b)  Reports on Form 8-K.

On April 29, 2003, the Registrant filed a Current Report on Form 8-K to announce the financial results of the first quarter 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has omitted all other items contained in "Part II. Other Information" because such other items are not applicable or are not required if the answer is negative or because the information required to be reported therein has been previously reported.
















                                     -20-
                       VSE CORPORATION AND SUBSIDIARIES


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VSE CORPORATION


                                       /s/ D. M. Ervine
Date:  July 29, 2003                   _____________________________________
                                       D. M. Ervine
                                       Chairman, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer





































                                     -21-