Form 10-K
period 2003-12-31
VSE CORP
filed 2004-03-11
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code             (703) 960-4600

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

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 27, 2003, was approximately $16.0 million based on the last reported sales price of the Registrant's common stock on the Nasdaq National Market as of that date.

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of March 11, 2004: 2,218,886.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 3, 2004, are incorporated by reference into Part III of this report.


                              TABLE OF CONTENTS


                                                                       Page
PART I

ITEM 1.   Business                                                       3
ITEM 2.   Properties                                                     8
ITEM 3.   Legal Proceedings                                              9
ITEM 4.   Submission of Matters to a Vote of Security Holders            9
          Executive Officers of the Registrant                          10

PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                           11
ITEM 6.   Selected Financial Data                                       13
ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           14
ITEM 8.   Financial Statements and Supplementary Data                   27
ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           47

PART III

ITEM 10.  Directors and Executive Officers of the Registrant            47
ITEM 11.  Executive Compensation                                        47
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                    48
ITEM 13.  Certain Relationships and Related Transactions                48
ITEM 14.  Principal Accountant Fees and Services                        48

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                      48

          Signatures                                                    49



Forward Looking Statements

     This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company" or the "Registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business," "Management's Discussion and Analysis," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company under-takes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.



                                    Part I

ITEM 1. Business

(a)   General Development of Business

     VSE was incorporated in Delaware in January 1959. The parent company conducts a limited amount of business operations while primarily serving as a centralized management and consolidating entity for the business operations conducted by the Company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics"), Human Resource Systems, Inc. ("HRSI"), Ship Remediation and Recycling, Inc. ("SRR"), and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED") beginning in February 2003, Coast Guard Division ("VCG") beginning in February 2002, Fleet Maintenance Division ("FMD"), GSA Services Division ("GSA Services"), Management Sciences Division ("MSD") beginning in December 2001, Ordnance Division ("Ordnance"), Systems Engineering Division ("SED," formerly Land Systems Division) beginning in February 2001, Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). As of December 31, 2003, HRSI, SRR, VSI, GSA Services, and Ordnance are not conducting any current business operations. Work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries. In February 2003, VSE began phasing out the operations of TTD and expects TTD to become inactive in 2004. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

     The Company's business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of the Company's contracts are with agencies of the United States Government (the "government") and other government prime contractors. The Company's customers also include non-government organizations and commercial entities.

     VSE seeks to provide its customers with competitive, cost-effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products, and an in-depth understanding of the basic requirements for effective systems and equipment. Customers are generally billed for a specified level of effort incurred in performing a project or providing a service.

(b)   Financial Information

     VSE operations are conducted within a single reporting segment and financial information is presented on a company-wide basis. Financial informa-tion for the three years ended December 31, 2003 appears in the "Consolidated Statements of Operations" contained in this Form 10-K.

(c)   Narrative Description of Business

Services and Products

     VSE engineering, logistics, management, and technical services include a broad array of capabilities and resources used in program planning; systems integration support; configuration management; computer-aided drafting and design; design and engineering, including prototype development; ship reactivation and transfer support; logistics management; design and installation of intelligent conference rooms; office automation systems and support; training, consulting and implementation support; technology insertion; environ-mental management and support; technology research, development and demonstra-tion programs involving energy conservation and efficiency, advanced technology transfers; and feasibility, assessment and development programs.

     Typical projects include sustaining engineering support for military vehicles and combat trailers; ship maintenance, repair, overhaul planning and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; life cycle support for ships; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer LAN, and telecommunications systems; cross-platform technical data, product data and technical manual support.

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

                           VSE Revenues by Customer
                            (Dollars in Thousands)
                         2003               2002               2001
Customer               Revenues     %     Revenues     %     Revenues     %
--------               --------     -     --------     -     --------     -
U.S. Navy              $ 94,040   69.9    $102,856   76.5    $ 80,101   71.8
U.S. Army                16,979   12.6       6,570    4.9       8,722    7.8
Department of Energy     11,405    8.5      11,660    8.7      11,887   10.7
U.S. Coast Guard          4,946    3.7       1,895    1.4           0    0.0
All other government      4,173    3.1       4,597    3.4       3,303    2.9
Commercial and other      2,916    2.2       6,801    5.1       7,559    6.8
                       --------  -----    --------  -----    --------  -----
Total                  $134,459  100.0    $134,379  100.0    $111,572  100.0
                       ========  =====    ========  =====    ========  =====

     The government's procurement practices in recent years have tended toward the bundling of various work efforts under large comprehensive ("omnibus") management contracts. As a result, the growth opportunities available to the Company have occurred in large, unpredictable increments. The Company has pursued these larger efforts by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by company personnel. Accordingly, the use of such teaming arrangements has lowered the Company's overall profit margins in recent years. Although the government's practice of using omnibus contracts is expected to continue, there are indications that the Company will have opportunities to compete for smaller contracts requiring specific areas of expertise in the future. VSE is positioned to pursue these opportunities while continuing to use subcontractor teams to compete for the omnibus contracts. Due to competitive pressures, the Company has also elected to pursue more of its contract work through its operating divisions and subsidiaries to focus on particular lines of work or specific customer requirements.

     As a result of the bundling trend described above, the Company has some divisions for which revenues are derived predominantly from one major contract effort. The Company's largest contract, performed by BAV, is with the U.S. Navy and accounted for approximately 48%, 54%, and 38% of consolidated revenues in 2003, 2002, and 2001, respectively. This contract is a ten-year contract awarded in 1995, and it has a total contract ceiling of over one billion dollars.

     The Company's contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the Company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The Company has a contract in its BAV Division for which contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees under the BAV contract are made three times during the year, and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to such arrangements are normally performed and completed within one year.

Backlog

     Total backlog represents a measure of the Company's potential future revenues and is defined as the total estimated value of contracts actually awarded less the amount of revenues that have already been recognized on such contracts. VSE's total backlog was approximately $3.7 billion, $921 million, and $799 million, as of December 31, 2003, 2002, and 2001, respectively. The large increase in total backlog for 2003 is primarily due to the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). If all options are exercised, this contract has a potential total ceiling of $2.9 billion over an eight-year period. The contract is a multiple award, indefinite delivery, indefinite quantity contract, and revenues from this contract are expected to be considerably less than the contract ceiling amount. Funded backlog for government contracts is the portion of total backlog that has been appropriated and funded by the procuring agency. VSE's funded backlog as of December 31, 2003, 2002, and 2001 was approximately $83 million, $44 million, $65 million, respectively. Because of uncertainties associated with changing program requirements and the ultimate availability of funds, the Company has no reasonable basis on which to determine when or how much of the unfunded backlog will become funded. Substantially all the Company's funded backlog is expected to be completed within one year.

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

Personnel

     VSE services are provided by a staff of professional and technical personnel having high levels of education, experience, training and skills. As of February 2004, VSE employed approximately 500 employees.

     Principal categories of VSE technical personnel include (a) engineers, and technicians in mechanical, electronic, chemical, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, and (f) logisticians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The Company considers its relationships with employees to be excellent.

Competition and Risks

     The professional and technical services industry in which VSE is engaged is very competitive. There are a substantial number of other organizations, including large, diversified firms with greater financial resources and larger technical staffs, which are capable of providing essentially the same services as those offered by VSE. Such companies may be publicly owned or privately held or may be divisions of much larger organizations, including large manufacturing corporations.

     Government agencies have placed emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a sole source or other non-competitive basis. All significant contracts currently being performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration ("GSA"). GSA provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. The Company has six separate GSA schedule contracts for various classes of services, but there is no assurance regarding the level of work which may be obtained by VSE under these contract arrangements. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in VSE's business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business for VSE and its competitors, thereby intensifying competition for the remaining business.

     It is not possible to predict the extent and range of competition that VSE will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. VSE believes the principal competitive factors for the professional and technical services business in which it is engaged are technical and financial qualifications, quality and innovation of services and products, past performance, and low price.

     The government acquisition policies and procedures often emphasize factors that can present challenges to VSE's efforts to win new business, and may make it difficult for VSE to qualify as a potential bidder. For example, past performance may be used to exclude entrance into new government markets, and multiple-award schedules may result in unequal contract awards between successful contractors.

     In addition, VSE's business with the government is subject to the risk that one or more of the Company's potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into omnibus contracts for very large businesses. These risks can potentially have an adverse effect on revenue growth and profit margins.

     Government contract business is subject to funding delays, extensions, and moratoriums caused by political and administrative disagreements. To date, the effect of such negotiations and disagreements on the Company has not been material, but no assurances can be given about such risks with respect to future years.

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

     VSE's business is subject to the risks arising from global economic and political conditions associated with potential foreign customers served through the Company's contracts with the U.S. Government. For example, economic slowdowns or political unrest in certain countries served under the BAV contract could potentially affect sales.

Available Information

     Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available free of charge through VSE's website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the Securities Exchange Commission.


ITEM 2.    Properties

     VSE's principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by VSE through April 30, 2008. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 15 other U.S. offices located at or near customer sites to facilitate communications and enhance project performance. These offices are generally occupied under short-term leases and currently include an aggregate of approximately 129,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the United States, generally at foreign shipyards.

     VSE owns and operates an engineering test center in Ladysmith, Virginia, consisting of approximately 45 acres of land and an improved storage and vehicle maintenance facility. This facility has been used by VSE to test military and commercial equipment for which VSE provides system technical support or other engineering services and to supplement Alexandria, Virginia, office and shop facilities. The Company is investing about $450 thousand in

2004 to expand its facility at this location in support of expected growth in its System Engineering Division.


ITEM 3.    Legal Proceedings

     VSE and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's results of operations or financial position.


ITEM 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2003.




                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Registrant as of March 3, 2004. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Mr. Dacus who joined VSE in 2001 and previously served as an officer of VSE from 1984 to 1991. From 1991 to 2001, Mr. Dacus served as an officer in four high technology service companies. Mr. Dacus's career includes over 30 years experience in managing high technology engineering programs and projects.

     The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name                     Age         Position with Registrant
----                     ---         ------------------------

Thomas G. Dacus          58          Senior Vice President and Director,
                                     Federal Group

Donald M. Ervine         67          Chairman and Chief Executive Officer,
                                     President and Chief Operating Officer

Robert J. Kelly          66          VSE Director; Chairman and President,
                                     Energetics Incorporated and Director,
                                     Energy and Environment Group

James M. Knowlton        61          Executive Vice President and Director,
                                     International Group

Thomas R. Loftus         48          Senior Vice President and Chief Financial
                                     Officer

Craig S. Weber           59          Executive Vice President, Chief
                                 Administrative Officer, and Secretary
















                                   PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

(a)  Market Information

     The Company's common stock (par value $.05 per share) is traded in the Nasdaq National Market System, trading symbol, "VSEC," Newspaper listing, "VSE."

     The following table sets forth the range of high and low sales price information on VSE common stock for each quarter and annually during the last two years based on information reported by the Nasdaq National Market System.

     Quarter Ended        High          Low       Dividends
     -------------        ----          ---       ---------
     2002:
     March 31            $ 8.97        $ 6.50        $.04
     June 30               8.96          7.03         .04
     September 30          8.24          5.01         .04
     December 31          11.52         10.02         .04
          For the Year   $11.52        $ 5.01        $.16


     2003:
     March 31            $13.98        $ 8.15        $.04
     June 30              12.79          7.81         .04
     September 30         13.85         10.26         .04
     December 31          13.50         10.52         .04
          For the Year   $13.98        $ 7.81        $.16

(b)  Holders

     There were approximately 1,300 stockholders of VSE common stock as of February 1, 2004, consisting of approximately 300 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 2003 Annual Meeting of Stockholders held on May 2, 2003, to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c)  Dividends

     Cash dividends were declared at the rate of $.16 per share during 2003 and 2002. Pursuant to VSE's bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.


(d)  Equity Compensation Plan Information

                                                          Number of Shares
                                                             Remaining
                                                           Available for
                         Number of         Weighted       Future Issuance
                        Shares to be       Average         Under Equity
                        Issued upon        Exercise      Compensation Plans
                        Exercise of        Price of      (excluding shares
                        Outstanding       Outstanding      reflected in
                          Options           Options         column (a))
Plan Category               (a)               (b)             (c) (1)
-------------           ------------      -----------    ------------------
Equity compensation
plans approved by
shareholders              211,500            $8.04             73,000

Equity compensation
plan not approved
by shareholders               750             6.50                  -
                          -------            -----             ------
Total                     212,250            $8.04             73,000
                          =======            =====             ======

(1) Excludes 317,223 issued and outstanding shares of VSE Common Stock (par value $.05 per share) held by the VSE Corporation Employee ESOP/401(k) Plan, which shares may be transferred to Plan participants on retirement or termination of VSE employment or pursuant to ESOP diversification.








ITEM 6.    Selected Financial Data
------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  2003      2002      2001      2000      1999
                                                  ----      ----      ----      ----      ----
Revenues, principally from contracts . . . . . $134,459  $134,379  $111,572  $122,269  $157,354
                                               ========  ========  ========  ========  ========

Income from continuing operations  . . . . . . $  2,011  $    652  $    855  $  1,385  $  2,364
  Loss from discontinued operations  . . . . .        -         -         -         -      (256)
  Loss on disposal of discontinued
    operations . . . . . . . . . . . . . . . .        -         -         -      (417)     (574)
                                               --------  --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $  2,011  $    652  $    855  $    968  $  1,534
                                               ========  ========  ========  ========  ========

Basic earnings per common share:
  Income from continuing operations  . . . . . $    .92  $    .30  $    .40  $    .65  $   1.12
  Loss from discontinued operations  . . . . .        -         -         -      (.19)     (.39)
                                               --------  --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $    .92  $    .30  $    .40  $    .46  $    .73
                                               ========  ========  ========  ========  ========
Diluted earnings per common share:
  Income from continuing operations  . . . . . $    .90  $    .30  $    .40  $    .65  $   1.12
  Loss from discontinued operations  . . . . .        -         -         -      (.19)     (.39)
                                               --------  --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . .      .90   $   .30  $    .40  $    .46  $   . 73
                                               ========  ========  ========  ========  ========

Working Capital  . . . . . . . . . . . . . . . $ 13,394  $ 10,762  $  8,807  $  8,364  $  7,078
                                               ========  ========  ========  ========  ========

Total assets . . . . . . . . . . . . . . . . . $ 40,776  $ 32,075  $ 33,209  $ 31,523  $ 31,250
                                               ========  ========  ========  ========  ========

Long-term debt . . . . . . . . . . . . . . . . $      -  $      -  $    351  $      -  $      -
                                               ========  ========  ========  ========  ========

Stockholders' investment . . . . . . . . . . . $ 19,058  $ 17,043  $ 16,475  $ 15,793  $ 15,145
                                               ========  ========  ========  ========  ========

Cash dividends per common share  . . . . . . . $    .16  $    .16  $    .16  $    .16  $   .144
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

VSE Organization

     The term "VSE" or "Company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the Company's wholly owned subsidiaries and unincorporated divisions. Active subsidiaries in 2003 include Energetics Incorporated ("Energetics") and Human Resource Systems, Inc. ("HRSI"). Active divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED," formerly Land Systems Division), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). In February 2003, VSE began phasing out the operations of TTD and expects all TTD contractual obligations will be satisfied and operations will cease in 2004. Some of TTD's technical capabilities have been transferred to other VSE divisions. The sole HRSI contract expired on May 31, 2003, and this work was continued on a new contract in another VSE division. VSE also has several other subsidiaries and divisions that were inactive in 2003, but had contract activity in years prior to 2003.

     The Company uses multiple operating divisions to bid on and perform contract work. The use of these divisions enables the Company to use an operating structure that is flexible and well-suited to perform certain types of contract work. The Company anticipates that it will continue using its operating divisions to bid and perform new contract work to serve the needs of customers. Management believes that this strategy best positions the consolidated entity for future revenue growth.

VSE Services

     The Company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the Company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program. VCG provides similar services to the U.S. Coast Guard. FMD supports the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, and air combat logistics. VSS provides the Navy with outsourcing decision assistance. SED provides the Army with engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army, other government agencies, and commercial organizations with quality training services for product, process, and management optimization. CED provides management oversight and coordinates support efforts for a variety of Department of Defense agency work orders.

     The Company has also provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its VSS Division. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. TTD has offered products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for voice, data, multimedia and related projects. VSE has transferred some of the technical capabilities of TTD to SED and other divisions.

Management Outlook

     VSE believes that its short term future outlook, based on expected revenue growth under existing contracts, is more positive than in recent years. The Taiwan ship transfer work on the BAV contract (see "BAV Contract" below) will contribute significantly to near term revenue growth. VSE's company wide funded backlog at December 31, 2003, was approximately $83 million, the highest amount since 1999. Revenues are also growing in several of VSE's other divisions. Profit margins in most of VSE's divisions were up in 2003 and can be expected to show further improvement as the Company's revenue base grows. The Company has a positive cash flow and cash of approximately $9.8 million as of December 31, 2003. This positive short-term trend is tempered by two areas of concern to management. CED incurred pretax losses of approximately $963 thousand in 2003, its first year of operation. While management has addressed this issue by adopting a less aggressive pricing strategy, CED may continue to incur losses in 2004. VSE has accrued liabilities of approximately $145 thousand against any future losses associated with CED operations as of December 31, 2003. The second concern involves the utilization of the Company's primary office facility. VSE does not always occupy all of the space in its primary leased office facility and has from time to time subleased parts of this facility to other tenants. During 2003, some of the larger tenants did not renew their subleases with VSE, leaving the facility underutilized as of December 31, 2003. The Company is attempting to find new tenants to sub-lease space, but the potential exists for continued underutilization of the facility that could negatively impact earnings in 2004. We believe that we will be able to sublease the majority of the available space by the end of 2004.

     The longer term future outlook for VSE centers on the uncertainty associated with the renewal of the BAV contract. BAV expects the U.S. Navy to solicit bids for a new contract and intends to aggressively pursue the award of the new contract. BAV is confident in its ability to capture this award and continue work on the ship transfer program; however, the size of this effort will entice other companies to offer strong competition. Accordingly, there can be no assurance that BAV will win the new contract. If BAV fails to win the new contract, VSE will suffer a significant loss of future revenue and profits. To mitigate this risk, VSE has been exploring potential acquisition opportunities. The company intends to continue these efforts in 2004.

Revenue Recognition

     Substantially all of the Company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the Company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The BAV contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of December 31, 2003, VSE has recognized approximately $478 thousand in risk funding. VSE believes that it will receive funding for all of this risk funding revenue. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

     Revenues by contract type for the three years ended December 31, 2003 were as follows (in thousands):
                                2003             2002            2001
Contract Type                 Revenues    %    Revenues    %   Revenues     %
-------------                 --------    -    --------    -   --------     -
Cost-type                    $ 93,627   69.6  $106,346   79.1  $ 82,606   74.0
Time and materials             24,448   18.2    15,176   11.3    14,528   13.0
Fixed-price                    16,384   12.2    12,857    9.6    14,438   13.0
                             --------  -----  --------  -----  --------  -----
                             $134,459  100.0  $134,379  100.0  $111,572  100.0
                             ========  =====  ========  =====  ========  =====

Government Procurement Policies and Practices

     VSE's business is subject to the risks arising from economic conditions and political factors that may impact the budgets and program funding of customers served through VSE's contracts. VSE's revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Future budgetary and funding decisions by government lawmakers or Defense restructuring efforts could affect the types and level of services provided by VSE to its government customers and could potentially have a material adverse impact on the Company's results of operations or financial condition.

     The Company's revenues depend on the ability of the Company to win new contracts and on the amount of work ordered by the government under the Company's existing contracts. The Company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large comprehensive ("omnibus") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the Company to qualify as a bidder, increases in the level of competition due to the award of fewer contracts, and forcing the Company into competition with larger organizations that have greater financial resources and larger technical staffs. Competing for these contracts requires the Company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. While the use of subcontractors on a large scale basis allows the Company to compete for this work, profit margins on subcontract work are lower than on work performed by company personnel, thereby reducing the Company's overall profit margins. The use of subcontractors on government contracts also raises certain performance and financial risks to VSE in that government prime contractors are usually obligated to ensure compliance with U.S. Government regulations relative to the performance by subcontractors.

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

BAV Contract

     VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This cost-plus contract is a ten-year contract awarded in 1995 and has a total ceiling value of over one billion dollars over the life of the contract. As of December 31, 2003, BAV has recognized cumulative revenues on this contract of approximately $525 million and funded backlog was approximately $48 million. Revenues generated by this contract have typically accounted for approximately 40% to 50% of consolidated VSE revenues, and during 2003 and 2002 the contract accounted for approximately 48% and 54% of consolidated revenues, respectively. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. As of December 31, 2003, award fee has been recognized for work performed through the award fee period ended August 31, 2003.

     The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract. The U.S. Navy has approved the transfer of four
U.S. Navy ships to Taiwan, with work related to this transfer to be performed under the BAV contract. This transfer is expected to result in a significant increase in the revenues of BAV during the time this work is performed beginning in 2004. BAV has received a contract delivery order related to this work in early 2004 of approximately $100 million.

     The original BAV contract ending date was in 2005. The U.S. Navy recently modified the contract for the purpose of ensuring continuity of work with respect to the transfer of ships to Taiwan. The modification provided contractual coverage for this work effort into 2007. Indications are that the U.S. Navy intends to issue a new contract for the overall ship transfer program through a competitive bidding process. There can be no assurance that BAV will win the award for this new contract. If BAV fails to win this new contract award, it could have a material adverse impact on the Company's future results of operation and financial condition.

Global Economic Conditions and Political Factors

     VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV contract could potentially affect sales. The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could potentially increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV contract to a single foreign government. During 2003 and 2002, revenues associated with BAV contract sales to Egypt accounted for approximately 33% and 28% of the Company's revenues, respectively. Future years' revenues are expected to include large amounts of BAV contract sales to both Egypt and Taiwan. In addition to the effect on BAV contract work, international tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.

Concentration of Revenues
                                2003             2002            2001
Source of Revenue            Revenues    %    Revenues    %   Revenues     %
-----------------            --------    -    --------    -   --------     -
BAV Egypt                    $ 44,190   32.9  $ 38,170   28.4  $ 27,248   24.4
BAV Other                      19,627   14.6    33,902   25.2    14,612   13.1
                             --------  -----  --------  -----  --------  -----
  Total BAV                    63,817   47.5    72,072   53.6    41,860   37.5

VSE Other                      70,642   52.5    62,307   46.4    69,712   62.5
                             --------  -----  --------  -----  --------  -----
  Total Revenues             $134,459  100.0  $134,379  100.0  $111,572  100.0
                             ========  =====  ========  =====  ========  =====

Critical Accounting Policies

     VSE's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require VSE to make estimates and assumptions. In addition to the VSE revenue recognition policy, discussed under "Executive Overview" above, the Company believes the following critical accounting polices affect our more significant judgments, estimates and assumptions used in the preparation of its consolidated financial statements.

Long-Lived Assets

     In assessing the recoverability of long-lived assets, including goodwill and other intangibles, VSE must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.
If these estimates or their related assumptions change in the future, VSE may be required to record impairment charges for these assets not previously recorded.

Contingencies

     From time to time VSE is subject to proceedings, lawsuits and other claims related to environmental, labor and other matters. VSE is required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

Income Taxes

     The carrying value of VSE net deferred tax assets is based on assumptions regarding VSE's ability to generate sufficient future taxable income to utilize these deferred tax assets. If the estimates and related assumptions regarding VSE's future taxable income change in the future, VSE may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense.






Results of Operations

Revenues

     The following table shows the revenues from operations of VSE, its subsidiaries and divisions, and such revenues as a percent of total revenues:

                               Revenues from Operations
                                (dollars in thousands)

                                  2003             2002             2001
Company or Business Unit        Revenues    %    Revenues    %    Revenues   %
------------------------        --------    -    --------    -    --------   -
VSE (parent company). . . . .  $  1,720    1.3  $ 14,796   11.0  $ 22,681   20.3
BAV . . . . . . . . . . . . .    63,817   47.5    72,072   53.6    41,860   37.5
FMD . . . . . . . . . . . . .    24,406   18.1     9,602    7.2     3,075    2.8
Energetics  . . . . . . . . .    11,982    8.9    12,171    9.1    12,272   11.0
CED . . . . . . . . . . . . .    11,743    8.7         -    0.0         -    0.0
SED . . . . . . . . . . . . .     9,750    7.3     7,287    5.4     3,113    2.8
VCG . . . . . . . . . . . . .     4,946    3.7     1,895    1.4         -    0.0
VSS . . . . . . . . . . . . .     2,292    1.7     8,156    6.1     1,683    1.5
MSD . . . . . . . . . . . . .     2,261    1.7     1,440    1.1         -    0.0
TTD . . . . . . . . . . . . .     1,400    1.0     5,962    4.4     8,082    7.2
HRSI  . . . . . . . . . . . .       142    0.1       703    0.5     1,344    1.2
Ordnance  . . . . . . . . . .         -    0.0       244    0.2    12,945   11.6
SRR . . . . . . . . . . . . .         -    0.0        46    0.0     4,165    3.8
VSI . . . . . . . . . . . . .         -    0.0         5    0.0         -    0.0
GSA Services  . . . . . . . .         -    0.0         -    0.0       352    0.3
                               --------  -----  --------  -----  --------  -----
                               $134,459  100.0  $134,379  100.0  $111,572  100.0
                               ========  =====  ========  =====  ========  =====

     Revenues were substantially the same for the year ended December 31, 2003, and increased by approximately 20% for the year ended December 31, 2002, as compared to each of the respective prior years. During 2003, the Company had decreased revenues in some of its divisions and subsidiaries which were offset by increases in the revenues of others. The most notable areas of declines in revenue were in BAV, which was due to work ordered by certain client countries in 2002 that was not repeated in 2003, and TTD due to the decision to phase out operations. Revenues also declined for HRSI and VSS. The declines in revenues of these divisions were offset by the revenues generated by the start up of CED and an increase in the revenues of the Company's other active divisions compared to the prior year. While the increased revenues in SED, MSD, and VCG were not significant in proportion to total Company revenues, the increases were significant in proportion to the prior years' revenues of each of these divisions.

     The increase in revenues during 2002 was primarily due to an increase in the level of services ordered under the BAV contract, and the start-up of new businesses (see "Business Termination and New Business Start-up" below). These increases were partially offset by decreased revenues associated with closing SRR (see "Business Termination and New Business Start-up" below) and the expiration of the Ordnance contract (see "Contract Expirations" below). During the period from 2001 to 2003, a significant amount of contract work previously performed by VSE (parent company) was transitioned to the FMD and SED divisions. Certain program efforts supporting the U.S. Navy have been transferred from Ordnance into VSS in 2002 and then into FMD in 2003.

     Contract Expirations. VSE's Ordnance Division had a contract with the U.S. Navy to provide program management and logistics services that expired in December 2001. VSE re-bid and was awarded the successor contract in its Fleet Maintenance Division. This contract is a five year contract awarded in October 2001, and it has the potential to generate total revenues of approximately $72.5 million from 2001 through 2006. One program performed by SED under the predecessor contract was not renewed under the new contract, and this work was not performed by the Company during the first three months of 2002. The lapse in contract coverage for this program resulted in a loss of revenue and profit associated with the program for the Company during this period. A subsequent contract was obtained in April of 2002 and work on the program resumed.

     Business Terminations and New Business Start-ups. In February 2003, VSE decided to terminate operations of TTD due to declining revenues and to significant losses sustained by this division. In 2002, TTD experienced a revenue decline of approximately 26% and a pretax loss of approximately $2.1 million, including a loss associated with the impairment of intangible assets of $576 thousand. TTD continued work on uncompleted contracts during 2003 to satisfy its contractual obligations and will finish work in 2004 before ceasing operations. Revenues from TTD represented approximately 1% of total Company revenues and the pretax loss on TTD operations was reduced to approximately $200 thousand in 2003. VSE believes that its current reserves are adequate to cover any potential losses from the closing of TTD operations. Some of TTD's technical capabilities were transferred to other VSE divisions. The loss of future revenue associated with the termination of TTD operations is not expected to be significant compared to total future VSE revenue, while the elimination of TTD losses is expected to improve future VSE profits.

     In January 2003, VSE formed its Communications and Engineering Division
(CED) upon the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). If all options are exercised, this contract has a potential total ceiling of $2.9 billion over an eight-year period. The contract is a multiple award, indefinite delivery, indefinite quantity contract, and VSE revenues from it are expected to be considerably less than the contract ceiling amount. While actual revenue estimates for the contract cannot be predicted, it is expected that this contract will contribute to future VSE revenue growth.

     In 2001, VSE decided to discontinue SRR's ship remediation and recycling efforts at the Hunters Point Shipyard in San Francisco, California, due to the limited business opportunities associated with ship dismantlement work, due in part to an absence of any significant amount of government funding for these efforts. Profitability from the SRR work was marginal for VSE relative to the risk. Also in 2001, VSE formed MSD to offer government and commercial organizations quality training and product, process, and management optimization services. In February 2002, VCG began work for the U.S. Coast Guard under a contract that has potential to generate total revenues of approximately $25.4 million over five years. VSE expects revenues from MSD and VCG to more than offset the loss of revenues formerly generated by SRR, with profit margins higher than that provided by SRR. During 2002, revenues from MSD and VCG were approximately equal to the revenues generated by SRR in 2001. The combined revenues of MSD and VCG doubled in 2003 and are expected to continue to grow in 2004.

Income from Operations Before Income Taxes

     The following table shows consolidated revenues and income from operations before income taxes, other items of income and expense, and such amounts as a percent of revenues.

           Income from Operations Before Income Taxes
                     (dollars in thousands)

Description                   2003      %       2002      %       2001      %
-----------                   ----      -       ----      -       ----      -
Revenues . . . . . . . . . $134,459  100.0   $134,379  100.0   $111,572  100.0
Costs and expenses . . . .  130,898   97.4    132,306   98.5    109,990   98.6
                           --------  -----   --------  -----   --------  -----
Gross profit . . . . . . .    3,561    2.6      2,073    1.5      1,582    1.4
Selling, general and
  administrative expenses.      352    0.3        328    0.2        237    0.2
Interest(income)expense  .      (69)  (0.1)        24    0.0         49    0.0
Loss on Impairment of
  Intangible Assets  . . .        -    0.0        576    0.4          -    0.0
                           --------  -----   --------  -----   --------  -----
Income from operations
  Before income taxes . .  $  3,278    2.4   $  1,145    0.9   $  1,296    1.2
                           ========  =====   ========  =====   ========  =====

     VSE's gross profit margins improved in 2003 as compared to prior years. This improvement is primarily due to the phase out of TTD and the reduction of losses associated with this division. The Company's gross profit margins also improved due to increases in the gross profit margins of most of its operating divisions and also due to the increased revenues in higher margin divisions, including MSD, SED, and VCG. The company-wide gross margin increases were partially offset by operational losses associated with CED, and to a lesser extent by start up costs associated with CED. During 2002, TTD experienced significant losses as revenues for this division decreased approximately 26%. Costs and expenses of operating TTD did not decrease in proportion to the revenue decline, which resulted in losses. Gross profit margins on revenues in other VSE divisions and subsidiaries, in the aggregate, increased during this period due to the increase in total VSE revenues while a portion of the costs and expenses of operating the Company remained fixed. The combination of these two factors resulted in VSE gross profit margins remaining substantially unchanged in 2002 as compared to 2001. Other factors that affect the percentage of costs and expenses to revenues include the amount of work performed on the BAV contract as a percentage of total revenues, the timing of contract award fees, effective project and cost management, and competitive factors.

     Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Company's operating unit contracts. As a percentage of revenues, these expenses remained substantially unchanged in 2003 and 2002 as compared to the respective prior years.

     VSE has not had significant borrowing requirements or interest expense in 2003, 2002, and 2001. The Company had interest income in 2003 as compared to interest expense in 2002, and interest expense declined in 2002 as compared to 2001, as profits from operations were used to pay down borrowings and cash surpluses were invested.

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


Financial Condition

     VSE's financial condition did not change materially during 2003. The Company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $3.9 million, and accounts payable and accrued expenses increased approximately $6.6 million in 2003 as compared to 2002 due to a significant level of work in December 2003, the timing of subcontractor activity, and the associated payments required to perform this work. Cash and cash equivalents increased approximately $5.6 million in 2003 as a result of net income and the timing of subcontractor activity and associated payments. The increase in total stockholder's investment in 2003 resulted primarily from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

     The Company's cash and cash equivalents increased by approximately $5.6 million during 2003. Approximately $6.4 million in net cash was provided by operating activities, investing activities used approximately $720 thousand, and financing activities used approximately $34 thousand. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of $349 thousand used to pay dividends and $315 thousand provided by the issuance of common stock associated with the exercise of stock options. Cash flows provided by operating activities increased in 2003 as compared to 2002 due primarily to increases in net income and accounts payable and accrued expenses, which was partially offset by an increase in accounts receivable.

     The Company's cash and cash equivalents increased by approximately $4 million during 2002. Approximately $5.0 million in net cash was provided by operating activities, investing activities used approximately $521 thousand, and financing activities used approximately $456 thousand. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of the repayment of $351 thousand of bank loan borrowings, $349 thousand used to pay dividends, and $244 thousand provided by the issuance of common stock associated with the exercise of stock options. Cash flows provided by operating activities increased in 2002 as compared to 2001 due primarily to a decrease in accounts receivable, which was partially offset by a decrease in accounts payable.

     Cash and cash equivalents declined by $438 thousand during 2001 as a result of approximately $2 million used in investing activities, approximately $1.4 million provided by operating activities, and approximately $179 thousand provided by financing activities. Investing activities consisted of $2 million used to purchase property and equipment, including investments in VSE's information technology infrastructure and facilities improvements. Financing activities consisted of $351 thousand provided by bank loan borrowing, $169 thousand provided by the issuance of common stock associated with the exercise of stock options and $341 thousand used to pay cash dividends.

     Cash dividends were declared at the rate of $.16 per share during 2003, 2002 and 2001. Pursuant to its bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

Liquidity

     The Company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period, and from profitability. An increase in net income contributed to an increase in internally generated cash flows during 2003. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the Company to the government or other government prime contractors for services rendered and payments received on accounts receivable represent the principal source of cash for the Company. Accounts receivable levels can be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the Company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on Company's contracts. Accounts payable arise primarily from purchases of subcontractor services and materials used by the Company in the performance of its contract work. Payments made on accounts payable, along with payments made to satisfy employee payroll and payroll associated expenses, make up the principal cash requirements of the Company. Accounts payable levels can be affected by changes in the level of contract work performed by the Company and by the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Other cash requirements include the acquisition of capital assets for office and computer support, facilities maintenance, and the payment of cash dividends. The Company plans additional spending of approximately $750 thousand in 2004 for facilities improvements at two locations. This cash requirement is for the expansion of its facility in Ladysmith, Virginia in support of the expected growth in its System Engineering Division and improvements at its primary office facility in Alexandria, Virginia.

     VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (See Note 7 of "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of December 31, 2003. The Company has determined that the $15 million commitment is adequate to cover current and future liquidity requirements. The Company did not borrow against this loan in 2003.

     Performance of work under the BAV contract has the potential to cause substantial requirements for working capital; however, management believes that current cash surpluses, cash flows from future operations, and the bank loan commitment are adequate to meet current operating cash requirements.

Contractual Obligations

     The following table shows the consolidated contractual obligations as of December 31, 2003 (in thousands):

                                      Payments Due by Period
                                      ----------------------
                                     Less than     1-3      4-5      After 5
Contractual Obligations     Total      1 year     years    years      years
-----------------------     -----      ------     -----    -----      -----
Operating leases, net of
   non-cancelable sublease
   income                  $ 9,769    $ 2,810    $4,181    $2,778    $    -
Purchase obligations        37,114     36,983       131         -         -
                           -------    -------    ------    ------    ------
   Total                   $46,883    $39,793    $4,312    $2,778    $    -
                           =======    =======    ======    ======    ======

     Purchase obligations includes two general categories of obligations. The first category consists of obligations incurred in the normal course of business to satisfy performance requirements for VSE customers. Such obligations include those arising from the acquisition of materials necessary to complete required tasks and the use of subcontractors to perform tasks for which the company may not have its own expertise. Subcontractor and material obligations accounted for approximately $36 million of the total Purchase Obligations as of December 31, 2003.

     The second category of purchase obligations consists primarily of contractual commitments associated with construction, improvements or maintenance of VSE facilities.

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

     As of December 31, 2003, the Company had approximately $1.1 million of unamortized goodwill associated with its acquisition of Energetics in 1995. The goodwill was being amortized prior to the adoption of SFAS No. 142. In 2002, the Company stopped amortizing the goodwill. As of December 31, 2003, the Company has not recognized any reduction to the goodwill due to the impairment rules associated with SFAS No. 142. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.


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



ITEM 8.    Financial Statements and Supplementary Data


                 Index To Financial Statements


                                                                      Page
                                                                      ----
     Report of Independent Auditors                                    28
     Consolidated Balance Sheets as of December 31, 2003 and 2002      30
     Consolidated Statements of Operations for the years ended
          December 31, 2003, 2002, and 2001                            31
     Consolidated Statements of Stockholders' Investment
          for the years ended December 31, 2003, 2002, and 2001        32
     Consolidated Statements of Cash Flows for the years ended
          December 31, 2003, 2002, and 2001                            33
     Notes to Consolidated Financial Statements                        34

















                        Report of Independent Auditors

Board of Directors of VSE Corporation:

         We have audited the accompanying consolidated balance sheets of VSE Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 22, 2002 expressed an unqualified opinion on these statements before the restatement disclosures described in Note 6.

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

         In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its accounting for goodwill and intangibles assets.

     As discussed above, the financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in that period related to goodwill that is no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

                                                 /s/ Ernst & Young LLP
  McLean, Virginia
  February 20, 2004

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

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands, except share amounts)
                                                           As of December 31,
                                                             2003      2002
                                                             ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . $ 9,843   $ 4,210
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .  21,835    17,922
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     819     1,313
  Other current assets . . . . . . . . . . . . . . . . . .   1,379     1,370
                                                           -------   -------
      Total current assets . . . . . . . . . . . . . . . .  33,876    24,815

Property and equipment, net  . . . . . . . . . . . . . . .   3,038     3,483
Deferred tax assets  . . . . . . . . . . . . . . . . . . .     297       449
Intangible assets, net . . . . . . . . . . . . . . . . . .   1,054     1,054
Other assets . . . . . . . . . . . . . . . . . . . . . . .   2,511     2,274
                                                           -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . . $40,776   $32,075
                                                           =======   =======
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . $14,634   $ 8,785
  Accrued expenses . . . . . . . . . . . . . . . . . . . .   5,760     5,052
  Dividends payable  . . . . . . . . . . . . . . . . . . .      88        87
                                                           -------   -------
      Total current liabilities  . . . . . . . . . . . . .  20,482    13,924

Deferred compensation  . . . . . . . . . . . . . . . . . .   1,236     1,108
                                                           -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .  21,718    15,032
                                                           -------   -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,214,136 in 2003 and
    2,185,760 in 2002  . . . . . . . . . . . . . . . . . .     110       109
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .   3,928     3,558
  Deferred stock-based compensation  . . . . . . . . . . .     (17)        -
  Retained earnings  . . . . . . . . . . . . . . . . . . .  15,037    13,376
                                                           -------   -------
      Total stockholders' investment . . . . . . . . . . .  19,058    17,043
                                                           -------   -------
      Total liabilities and stockholders' investment . . . $40,776   $32,075
                                                           =======   =======


       The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Operations
------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
                                              For the years ended December 31,
                                                 2003       2002       2001
                                                 ----       ----       ----
Revenues, principally from contracts . . . . $ 134,459  $ 134,379  $ 111,572

Costs and expenses of contracts  . . . . . .   130,898    132,306    109,990
                                             ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     3,561      2,073      1,582

Selling, general and administrative expenses       352        328        237

Interest (income) expense, net . . . . . . .       (69)        24         49

Loss on impairment of intangible assets  . .         -        576          -
                                             ---------  ---------  ---------
Income before income taxes . . . . . . . . .     3,278      1,145      1,296

Provision for income taxes . . . . . . . . .     1,267        493        441
                                             ---------  ---------  ---------
Net income                                   $   2,011  $     652  $     855
                                             =========  =========  =========

Basic earnings per share:
Net income . . . . . . . . . . . . . . . . . $    0.92  $    0.30  $    0.40
                                             =========  =========  =========
Basic weighted average shares outstanding    2,189,197  2,172,384  2,136,992
                                             =========  =========  =========

Diluted earnings per share:
Net income . . . . . . . . . . . . . . . . . $    0.90  $    0.30  $    0.40
                                             =========  =========  =========
Diluted weighted average shares
 outstanding . . . . . . . . . . . . . . . . 2,230,226  2,196,390  2,136,992
                                             =========  =========  =========


       The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Investment
-----------------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                       Deferred                            Total
                             Common Stock   Paid-In  Stock-based   Retained   Treasury  Stockholders'
                            Shares  Amount  Surplus  Compensation  Earnings     Stock    Investment
                            ------  ------  -------  ------------  --------     -----    ----------
Balance at
  December 31, 2000          2,198  $ 110  $ 3,914      $   -      $12,561   $  (792)     $15,793
Net income for the year          -      -        -          -          855         -          855
Issuance of Treasury stock       -      -      (81)         -            -       220          139
Retirement of Treasury
 Stock                         (52)    (3)    (569)         -            -       572            -
Issuance of stock                4      -       30          -            -         -           30
Dividends declared ($.16)        -      -        -          -         (342)        -         (342)
                             -----  -----  -------      -----      -------   -------      -------
Balance at
  December 31, 2001          2,150    107    3,294          -       13,074         -       16,475

Net income for the year          -      -        -          -          652         -          652
Exercised stock options         33      2      213          -            -         -          215
Tax benefit of options
 exercised                       -      -       22          -            -         -           22
Issuance of stock                3      -       29          -            -         -           29
Dividends declared ($.16)        -      -        -          -         (350)        -         (350)
                             -----  -----  -------      -----      -------   -------      -------
Balance at
  December 31, 2002          2,186  $ 109  $ 3,558          -     $ 13,376   $     -      $17,043

Net income for the year          -      -        -          -        2,011         -        2,011
Exercised stock options         25      1      270          -            -         -          271
Tax benefit of options
  exercised                      -      -       14          -            -         -           14
Deferred stock-based
  compensation                   -      -       42        (42)           -         -            -
Amortization of deferred
  stock-based compensation       -      -        -         25            -         -           25
Issuance of stock                3      -       44          -            -         -           44
Dividends declared ($.16)        -      -        -          -         (350)        -         (350)
                             -----  -----  -------      -----      -------   -------      -------
Balance at
  December 31, 2003          2,214  $ 110  $ 3,928      $ (17)    $ 15,037   $     -      $19,058
                             =====  =====  =======      =====     ========   =======      =======


       The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------
(in thousands)
                                                                For the years ended December 31,
                                                                     2003     2002     2001
                                                                     ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,011  $   652  $   855
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .    1,158    1,414    1,372
      Loss on impairment of intangible assets . . . . . . . . . .        -      576        -
      Loss on sale of property and equipment  . . . . . . . . . .        7       27       91
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .      646     (274)     212
      Tax benefit of options exercised  . . . . . . . . . . . . .       14       22        -
      Amortization of deferred stock-based compensation . . . . .       25        -        -
Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . .   (3,913)   2,927   (1,634)
       Other current assets and noncurrent assets . . . . . . . .     (246)     769     (532)
    Increase (decrease) in:
      Accounts payable and deferred compensation. . . . . . . . .    5,977   (1,952)   1,931
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .      708      817     (886)
                                                                   -------  -------  -------
          Net cash provided by operating activities                  6,387    4,978    1,409
                                                                   -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . . . . . . . . .     (720)    (521)  (2,026)
                                                                   -------  -------  -------
          Net cash used in investing activities                       (720)    (521)  (2,026)
                                                                   -------  -------  -------
Cash flows from financing activities:
   Net proceeds from (payments on) long-term bank loans . . . . .        -     (351)     351
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . .     (349)    (349)    (341)
   Proceeds from issuance of common stock   . . . . . . . . . . .      315      244      169
                                                                   -------  -------  -------
          Net cash (used in) provided by financing activities          (34)    (456)     179
                                                                   -------  -------  -------

Net increase (decrease) in cash and cash equivalents  . . . . . .    5,633    4,001     (438)
  Cash and cash equivalents at beginning of year  . . . . . . . .    4,210      209      647
                                                                   -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .  $ 9,843  $ 4,210  $   209
                                                                   =======  =======  =======

Supplemental cash flow disclosures (in thousands):
                                                                     2003     2002     2001
                                                                     ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -  $    61  $    56
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .  $   616  $   205  $   336


       The accompanying notes are an integral part of these statements.

                       VSE Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements consist of the operations of the parent company, operations of the Company's wholly owned subsidiaries, and operations of the Company's divisions. Active subsidiaries in 2003 include Energetics Incorporated ("Energetics") and Human Resource Systems, Inc. ("HRSI"). Active divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED," formerly Land Systems Division), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). In February 2003, VSE began phasing out the operations of TTD and expects all TTD contractual obliga-tions will be satisfied and operations will cease in 2004. Some of TTD's technical capabilities have been transferred to other VSE divisions. The sole HRSI contract expired on May 31, 2003, and this work was continued on a new contract in another VSE division. VSE also has several other subsidiaries and divisions that were inactive in 2003 but had contract activity in years prior to 2003.

     The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. Intercompany sales are principally at cost. All intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.

     The Company's business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of the Company's contracts are with agencies of the United States Government (the "government") and other government prime contractors. The Company's customers also include non-government organizations and commercial entities.

     VSE operations are conducted within a single reporting segment and financial information is presented on a company-wide basis. The Company's segment includes all of the operations of the Company's subsidiaries and divisions as they have similar operations servicing a similar customer base. Therefore, the Company manages these services as a single segment that is divided into profit centers that are focused on contracts.

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

Significant estimates affecting the financial statements include the allowance for doubtful accounts and accruals for loss contracts, contract disallowance and self insured health claims.

Accounting for Stock-based Compensation

     The company accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.  Had compensation costs for the Company's stock options been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the
Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):
                                            Year Ended December 31
                                         ----------------------------
                                         2003        2002        2001
                                         ----        ----        ----
Net income, as reported                 $2,011       $ 652       $ 855
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                     15          --          --

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects        (83)       (111)        (94)
                                        ------       -----       -----
Pro forma net income                    $1,943       $ 541       $ 761
                                        ======       =====       =====
Earnings per share:

 Basic - as reported                    $ 0.92       $0.30       $0.40
 Diluted - as reported                  $ 0.90       $0.30       $0.40

 Basic - pro forma                      $ 0.89       $0.25       $0.36
 Diluted - pro forma                    $ 0.87       $0.25       $0.36

     The fair value of the options is estimated on the date of grant using the
Black-Scholes option pricing model.  The following assumptions were used in the pricing calculations for 2003, 2002, and 2001:
                                         2003        2002        2001
                                          ----       ----        ----
Risk free interest rate                   2.18%       3.50%       5.04%
Dividend yield                            1.48%       2.16%       2.77%
Expected life                           3 years     3 years     3 years
Expected volatility                      37.30%      32.90%      58.27%


Earnings Per Share

     Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options.

                                         Years Ended December 31,
                                       2003        2002        2001
                                       ----        ----        ----
   Basic weighted average
     common shares outstanding       2,189,197   2,172,384   2,136,992

   Diluted effect of options            41,029      24,006           -
                                     ---------   ---------   ---------
   Diluted weighted average
     common shares outstanding       2,230,226   2,196,390   2,136,992
                                     =========   =========   =========

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

     Contracts with the U.S. Government, primarily with the U.S. Department of Defense, accounted for approximately 98%, 95% and 93% of revenues for 2003, 2002, and 2001, respectively.

Contract Revenues

     Substantially all of the Company's revenues result from contract services performed for the government or for contractors engaged in work for the government under a variety of contracts. Revenue is recognized when earned as services are provided. Revenue is considered earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Revenues on cost-type contracts are recorded on the basis of recoverable costs incurred and fees earned. The Company has a contract in its BAV division for which contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Approximately $93.6 million, $106.3 million and $82.6 million of the Company's revenues were under cost reimbursable contracts for the years ended December 31, 2003, 2002, and 2001, respectively.

     Revenues on time and material contracts are recorded on the basis of billable rates times allowable hours worked plus material and other reimbursable costs incurred. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

     Revenue related to work performed on contracts at risk, which is work performed prior to the government formalizing funding, is not recognized as income until it can be reliably estimated and its realization is probable. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

     A substantial portion of the contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The Company's indirect cost rates have been audited and approved for 2001 and prior years and these completed audits have not resulted in material adjustments to the Company's results of operations or financial position. While the Company maintains reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, there can be no assurances that the audits of the indirect cost rates for 2003 and 2002 will not result in material adjustments to the Company's results of operations or financial position.

     The Company establishes allowances for collection of doubtful accounts. The Company assesses the adequacy of these reserves by considering general factors, such as the length of time individual receivables are past due and historical collection experience. The Company believes that the established valuation allowances are adequate.

Deferred Compensation Plans

     Deferred compensation plan expense for the years ended December 31, 2003, 2002, and 2001 was $0, $7 thousand, and $21 thousand, respectively.

     Included in other assets are assets of the deferred compensation plans which include equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $1.2 million as of December 31, 2003, and 2002. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

Impairment of Long-Lived Assets

     Long-lived assets includes property and equipment to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2003.

Income Taxes
      Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Goodwill

     The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 no longer permits amortization of goodwill and establishes a new method of testing goodwill for impairment by using a fair-value based approach. See Note 6 of the Company's consolidated financial statements for further description related to this accounting change.


(2)  Accounts Receivable

     The components of accounts receivable as of December 31, 2003 and 2002, were as follows (in thousands):
                                                           2003        2002
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $ 5,397     $ 7,559
  Unbilled:
    Retainages  . . . . . . . . . . . . . . . . .              8          80
    Other (principally December work billed in
     January)  . . . . . . . . . . . . . . . . .          16,507      10,382
  Less-Allowance for doubtful accounts  . . . . .            (77)        (99)
                                                         -------     -------
    Total accounts receivable                            $21,835     $17,922
                                                         =======     =======

     The "Unbilled: Other" includes certain costs for work performed at risk but which the Company believes will be funded by the government. Amounts not presently funded included in "Unbilled: Other" were $478 thousand and $206 thousand as of December 31, 2003, and 2002, respectively.

     The Company generally expects to collect all accounts receivable other than retainages within one year.

     The following table summarizes activity in the allowance for doubtful accounts (in thousands):
                                                             Additions
                                    Balance at               Charged to   Balance at
                                    Beginning                Costs and     End of
                                    of Period  Deductions(1)  Expenses     Period
                                    ---------  -------------  --------     ------
For the year ended December 31, 2003
------------------------------------
 Allowance for doubtful
   accounts                           $ 99         $ 87         $ 65        $ 77

For the year ended December 31, 2002
------------------------------------
 Allowance for doubtful
   accounts                            300          270           69          99

For the year ended December 31, 2001
------------------------------------
 Allowance for doubtful
   accounts                             77           64          287         300

(1) Write-offs and settlements

(3)  Other Current Assets

     Other current assets consisted of the following (in thousands):
                                                           2003        2002
                                                           ----        ----
    Travel advances  . . . . . . . . . . . . . . . . . . $   443     $   492
    Prepaid rent expense . . . . . . . . . . . . . . . .     243         114
    Federal and state tax receivable . . . . . . . . . .     129          92
    Deferred compensation trust  . . . . . . . . . . . .      12         129
    Other prepaid expenses . . . . . . . . . . . . . . .     552         543
                                                         -------     -------
                                                         $ 1,379     $ 1,370
                                                         =======     =======

(4)  Other Assets

     Other assets consisted of the following (in thousands):
                                                           2003        2002
                                                           ----        ----
    Cash surrender value of life insurance . . . . . . . $ 1,269     $ 1,160
    Deferred compensation trust  . . . . . . . . . . . .   1,236       1,108
    Other assets . . . . . . . . . . . . . . . . . . . .       6           6
                                                         -------     -------
                                                         $ 2,511     $ 2,274
                                                         =======     =======

(5)  Property and Equipment

     Property and equipment (recorded at cost) consisted of the following (in thousands):
                                                           2003        2002
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 3,644     $ 4,016
    Furniture, fixtures, equipment and other . . . . . .   2,533       2,832
    Leasehold improvements . . . . . . . . . . . . . . .   1,968       2,412
    Buildings  . . . . . . . . . . . . . . . . . . . . .     302         302
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                         -------     -------
                                                           8,832       9,947
    Less accumulated depreciation and amortization . . .  (5,794)     (6,464)
                                                         -------     -------
                                                         $ 3,038     $ 3,483
                                                         =======     =======

     Depreciation and amortization expense for property and equipment was approximately $1.2 million for 2003 and 2002 and $1.1 million for 2001.


(6)  Goodwill and Intangible Assets

     As part of the August 29, 1995, acquisition of Energetics, the Company recorded approximately $1.7 million of goodwill. Between 1995 and 2001, VSE amortized the goodwill by the straight-line method using a fifteen year life. In accordance with SFAS No. 142, VSE stopped amortizing the goodwill in January 2002, but continues to review it at least annually, or more frequently if an asset might be impaired, to determine if an impairment has occurred. Approximately $1.1 million of unamortized goodwill remains on the books as of December 31, 2003.







     Had the Company been accounting for its goodwill under SFAS No. 142 for the fiscal year ended December 31, 2001, the Company's net income and earnings per share would have been as follows (in thousands, except per share data):

                                                  Year ended December 31,
                                                           2001
                                                           ----
Reported net income . . . . . . . . . . . . . . . . . .  $  855
Add back goodwill amortization, net of tax  . . . . . .      74
                                                         ------
Adjusted net income . . . . . . . . . . . . . . . . . .  $  929
                                                         ======
Basic earnings per share:
  As reported . . . . . . . . . . . . . . . . . . . . .  $  .40
  Goodwill amortization, net of tax . . . . . . . . . .     .03
                                                         ------
  Adjusted basic earnings per share . . . . . . . . . .  $  .43
                                                         ======
Diluted earnings per share:
  As reported . . . . . . . . . . . . . . . . . . . . .  $  .40
  Goodwill amortization, net of tax . . . . . . . . . .     .03
                                                         ------
  Adjusted diluted earnings per share . . . . . . . . .  $  .43
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

     Total Company amortization expense for goodwill and intangible assets was approximately $0, $192 thousand and $311 thousand for 2003, 2002, and 2001, respectively.


(7)  Debt

     VSE has a revolving loan agreement with a bank in which the Company can borrow up to $15 million, subject to a borrowing formula based on billed receivables. Under terms of the agreement, the Company pays a fixed annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2005. The loan agreement contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. There were no amounts borrowed under this loan agreement as of December 31, 2003 or 2002. There was no interest expense incurred on this loan in 2003. Interest expense incurred on the loan for 2002 and 2001 was approximately $55 thousand and $60 thousand, respectively.

(8)  Accrued Expenses

     The components of accrued expenses as of December 31, 2003 and 2002, were as follows (in thousands):
                                                           2003         2002
                                                           ----         ----
     Accrued salaries  . . . . . . . . . . . . . . . .    $1,267       $1,068
     Accrued vacation  . . . . . . . . . . . . . . . .     1,332        1,270
     Estimated future losses on contracts  . . . . . .       516          754
     Contract disallowances  . . . . . . . . . . . . .       442          398
     Accrued bonus . . . . . . . . . . . . . . . . . .     1,157          488
     Other accrued expenses  . . . . . . . . . . . . .     1,046        1,074
                                                          ------       ------
       Total accrued expenses                             $5,760       $5,052
                                                          ======       ======

(9)  ESOP/401(k) Plan and Profit Sharing Plan

     VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, VSE and certain of its operating entities made contributions into a trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Contributions at the rate of up to 2% of eligible employee compensation were permitted at the discretion of the VSE Board of Directors and were allocated, subject to a vesting schedule, on a pro rata basis on eligible employee compensation. The 401(k) segment of the plan allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. As of April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. For 2001 and prior years, the employer contribution was equal to 50% of the employee deferral on the first 5% of the employee pay deferred. From 2002 the employer contribution is equal to 50% of the employee deferral on the first 6% of the employee pay deferred. The Company expense associated with this plan for 2003, 2002, and 2001 was $262 thousand, $342 thousand, and $249 thousand, respectively.

     The ESOP/401(k) plan held 317,223 shares and 349,485 shares of VSE stock as of December 31, 2003 and 2002, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

     Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2003, 2002, and 2001 was $429 thousand, $458 thousand, and $450 thousand, respectively.

(10)  Stock Option Plans

1996 and 1998 Stock Option Plans

     Under the 1996 Plan, the Company may grant options for and sell up to an aggregate of 273,698 shares of the common stock of the Company. Through December 31, 2003, the Company has granted options for 211,455 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The maximum term of the options granted is five years. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. Vesting may be accelerated for shares granted to certain individuals as determined by the Board of Directors. The 1996 Plan will terminate on the earliest of February 5, 2006, or the date on which all options under the 1996 plan have been exercised or terminated. As of December 31, 2003, zero shares are exercisable under this plan.

     Under the 1998 Plan, the Company may grant options for and sell up to an aggregate of 419,250 shares of common stock. Of the shares available for grant, 23,250 shares may be granted to non-employee directors of VSE, and 396,000 shares may be granted to executive officers and key employees. Through December 31, 2003 the Company has granted options for 346,250 shares of common stock priced at 100% of the fair value of the stock at the time of the grant of the option. The vesting period is three years and allows for 25% vesting immediately upon date of the grant and an additional 25% on each successive anniversary date thereafter. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options under the 1998 Plan have been exercised or terminated.

     Information with respect to stock options is as follows:
                                   Weighted         Weighted          Weighted
                                   Average          Average           Average
                                   Exercise         Exercise          Exercise
                             2003   Price     2002   Price     2001    Price
                             ----   -----     ----   -----     ----    -----
Number of shares under
 stock options:
 Outstanding at beginning
  of year                  185,000  $ 7.66  217,375  $ 8.12  343,455  $10.28
 Granted                    68,750   10.85   69,750    6.62   69,750    5.77
 Exercised                 (24,875)  10.89  (32,500)   6.59        -      -
 Forfeited                  (4,625)  10.18  (39,000)   7.86  (19,000)   9.01
 Terminations              (12,000)  10.93  (30,625)   9.42 (176,830)  11.30
                           -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  212,250  $ 8.07  185,000  $ 7.66  217,375  $ 8.12
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year                  127,250  $ 7.45  111,063  $ 8.29  112,687  $ 8.83
                           =======  ======  =======  ======  =======  ======
Weighted average remaining
  contractual life         3 years          3 years          2 years

Weighted average fair
 value of options granted    $2.80            $1.97            $2.24
                             =====            =====            =====

     The following table summarizes the range of exercise prices for options outstanding at December 31, 2003:
                              Outstanding Options
                              -------------------         Exercisable Options
                                    Weighted              --------------------
                                     Average   Weighted              Weighted
                                   Contractual  Average               Average
                         Number of    Life      Exercise   Number of  Exercise
Range of Exercise Prices  Shares   (in years)    Price      Shares     Price
------------------------  ------   ----------    -----      ------     -----
$5.77 to $6.62             96,000        2       $ 6.14      61,813    $ 6.06
$8.03                      48,500        1         8.03      48,500      8.03
$10.73 to $12.32           67,750        4        10.85      16,938     10.85
                          -------        -       ------     -------    ------
      Total               212,250        3       $ 8.07     127,250    $ 7.45
                          =======        =       ======     =======    ======

     The company accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The total stock-based employee compensation expense, net of tax effects, as of December 31, 2003 was approximately $15 thousand.


(11)  Income Taxes

     The Company files consolidated federal income tax returns with all of its subsidiaries.  The components of the provision for income taxes for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):
                                                   2003     2002     2001
                                                   ----     ----     ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $  443   $  619   $  218
     State . . . . . . . . . . . . . . . . . . .     178      148       11
                                                  ------   ------   ------
                                                     621      767      229
  Deferred
     Federal . . . . . . . . . . . . . . . . . .     587     (238)     182
     State   . . . . . . . . . . . . . . . . . .      59      (36)      30
                                                  ------   ------   ------
                                                     646     (274)     212
                                                  ------   ------   ------
  Provision for income taxes . . . . . . . . . .  $1,267   $  493   $  441
                                                  ======   ======   ======

     The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 2003, 2002, and 2001 are as follows (in thousands):
                                                   2003     2002     2001
                                                   ----     ----     ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $1,115   $  389   $  441
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .     155       67       74
     Permanent differences, net  . . . . . . . .      (6)      14       (2)
     Other, net  . . . . . . . . . . . . . . . .       3       23      (72)
                                                  ------   ------   ------
     Provision for income taxes  . . . . . . . .  $1,267   $  493   $  441
                                                  ======   ======   ======

     The provision for income taxes was reduced for the period ended December 31, 2001, due to a change in the Company's effective state tax rate. The reduction in the effective state tax rate was the result of lower apportionment factors in states with higher tax rates. The provision for income taxes included a one time state tax adjustment of approximately $72,000.

     The Company's deferred tax assets (liabilities) as of December 31, 2003 and
2002, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                        2003           2002
                                                        ----           ----
   Current deferred tax assets   . . . . . . . . . .   $1,023         $1,437
   Current deferred tax liabilities  . . . . . . . .     (204)          (124)
                                                       ------         ------
     Net current deferred tax assets . . . . . . . .      819          1,313
                                                       ------         ------
   Noncurrent deferred tax assets  . . . . . . . . .      887            788
   Noncurrent deferred tax liabilities . . . . . . .     (590)          (339)
                                                       ------         ------
     Net noncurrent deferred tax assets  . . . . . .      297            449
                                                       ------         ------
   Net deferred tax assets . . . . . . . . . . . . .   $1,116         $1,762
                                                       ======         ======

     The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows (in thousands):
                                                        2003           2002
                                                        ----           ----
   Deferred compensation and accrued paid leave  . .   $1,016         $  988
   Allowance for contract and other disallowances  .      159            138
   Accrued expenses  . . . . . . . . . . . . . . . .       70             79
   Allowance for doubtful accounts . . . . . . . . .       36             38
   Retainages not taxed until billed   . . . . . . .       (5)           (32)
   Intangible assets . . . . . . . . . . . . . . . .      (92)           270
   Accelerated depreciation  . . . . . . . . . . . .     (138)            23
   Deferred revenues . . . . . . . . . . . . . . . .     (165)           (74)
   Other . . . . . . . . . . . . . . . . . . . . . .      235            332
                                                       ------         ------
   Net deferred tax assets                             $1,116         $1,762
                                                       ======         ======

(12)  Commitments and Contingencies

Leases and other commitments

     The principal facilities of the Company and its subsidiaries are generally rented under non-cancelable operating leases for periods of two to 10 years. The Company and its subsidiaries also lease equipment generally under non-cancelable operating leases for periods of two to five years. In addition, the Company entered into a Microsoft license agreement requiring contract payments over three years, beginning in June, 2001. Total rent and lease expense for 2003, 2002, and 2001 was approximately $2.7 million, $1.8 million, and $1.8 million, respectively, which was net of sublease income of $637 thousand, $869 thousand and $689 thousand, respectively. The future minimum annual commitments having remaining non-cancelable commitment terms in excess of one year, net of non-cancelable sublease income, will approximate $2.8 million in 2004, $2.3 million in 2005, $1.8 million in 2006, $1.8 million in 2007, $1 million in 2008, and $0 thereafter.

     The Company has commitments to construct a new building at its Ladysmith facility and for improvements at our primary office facility, totaling approximately $1.2 million.


Litigation

     The Company and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. The Company is not aware of any present claims which would have a material adverse effect on the Company's financial condition or results of operations.

(13)  Selected Quarterly Data (Unaudited)

     The following table shows selected quarterly data for 2003 and 2002, in thousands, except earnings per share:
                                                       2003 Quarters
                                                       -------------
                                              1st      2nd      3rd      4th
                                              ---      ---      ---      ---
Revenues . . . . . . . . . . . . . . . .   $26,462  $29,368  $36,391  $42,238
                                           =======  =======  =======  =======
Gross profit . . . . . . . . . . . . . .   $   697  $   760  $   909  $ 1,195
                                           =======  =======  =======  =======
Net income . . . . . . . . . . . . . . .   $   432  $   436  $   523  $   620
                                           =======  =======  =======  =======
Basic earnings per share:
Net income per share . . . . . . . . . .   $   .20  $   .20  $   .24  $   .28
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,187    2,189    2,189    2,192
                                           =======  =======  =======  =======
Diluted earnings per share:
Net income per share . . . . . . . . . .   $   .19  $   .20  $   .23  $   .28
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,225    2,220    2,236    2,239
                                           =======  =======  =======  =======

                                                       2002 Quarters
                                                       -------------
                                              1st      2nd      3rd      4th

Revenues . . . . . . . . . . . . . . . .   $29,080  $36,353  $37,836  $31,110
                                           =======  =======  =======  =======
Gross profit . . . . . . . . . . . . . .   $   264  $   518  $   484  $   807
                                           =======  =======  =======  =======
Net income . . . . . . . . . . . . . . .   $   119  $   274  $   257  $     2
                                           =======  =======  =======  =======
Basic earnings per share:
Net income per share . . . . . . . . . .   $   .06  $   .12  $   .12  $   .00
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,151    2,174    2,182    2,183
                                           =======  =======  =======  =======
Diluted earnings per share:
Net income per share . . . . . . . . . .   $   .06  $   .12  $   .12  $   .00
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,151    2,200    2,205    2,205
                                           =======  =======  =======  =======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     VSE Corporation engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective May 15, 2002. For additional information, see VSE Corporation's current report on Form 8-K dated May 17, 2002 (as amended by the Form 8-K/A filed May 21, 2002).

ITEM 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

     VSE's chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the
Securities Exchange Act of 1934 Rules 13a   14(c) and 15d   14(c)) as of a date
(the "Evaluation Date") within 90 days before the filing of this annual report, have concluded that, as of the Evaluation Date, VSE's disclosure controls and procedures were adequate to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods.


                                   PART III

     The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) and is incorporated herein by reference to the Company's proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, except for the specific disclosures below:


ITEM 10.   Directors and Executive Officers of the Registrant

Audit Committee and Financial Expert

     The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee, Director James
A. Lafond.  Mr. Lafond is "independent" as that term is used in Schedule 14A,
Item 7(d)(3)(iv) under the Securities Exchange Act of 1934, as amended.

Code of Business Conduct and Ethics

     The Company has adopted a Code of Business Ethics and Conduct that applies to all of its directors, officers, including principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and employees. The Code is posted on the Company's Internet website www.vsecorp.com.

ITEM 11.   Executive Compensation

     The information required by this Item 11 is included in the text and tables under the caption "Executive Officer Compensation," in the 2003 Proxy Statement, which is required to be filed by April 30, 2004, and that information is incorporated by reference in this Form 10-K.


ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management

     The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the 2003 Proxy Statement, which is required to be filed by April 30, 2004, and that information is incorporated by reference in this Form 10-K.

ITEM 13.   Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption "Transactions with Management and Others; Other Information" in our 2003 Proxy Statement, which is required to be filed by April 30, 2004, and that information is incorporated by reference in this Form 10-K.

ITEM 14.   Principal Accountant Fees and Services

     The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption "Appointment of Independent Certified Public Accountants" in our 2003 Proxy Statement, which is required to be filed by April 30, 2004, and that information is incorporated by reference in this Form 10-K.


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

     4.   Reports on Form 8-K

          On October 30, 2003, the Registrant filed a Current Report on Form 8-K to announce the financial results of the third quarter 2003.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VSE CORPORATION

Date:  March 11, 2004                 By:  /s/ D. M. Ervine
                                           -----------------------------------
                                           D. M. Ervine
                                           Chairman, President,
                                           Chief Executive Officer and
                                           Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                         Title                      Date
-----------------------------------------------------------------------------

/s/ Donald M. Ervine
_____________________________     Chairman, President,           March 9, 2004
Donald M. Ervine                  Chief Executive Officer,
                                  Chief Operating Officer
/s/ Craig S. Weber
_____________________________     Executive Vice President,      March 9, 2004
Craig S. Weber                    Chief Administrative
                                  Officer, Secretary
/s/ Thomas R. Loftus
_____________________________     Senior Vice President and       March 9, 2004
Thomas R. Loftus                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)
/s/ Robert J. Kelly
_____________________________     Director                        March 9, 2004
Robert J. Kelly

/s/ Clifford M. Kendall
_____________________________     Director                        March 9, 2004
Clifford M. Kendall

/s/ Calvin S. Koonce
_____________________________     Director                        March 9, 2004
Calvin S. Koonce

/s/ James F. Lafond
_____________________________     Director                        March 9, 2004
James F. Lafond

/s/ David M. Osnos
_____________________________     Director                        March 9, 2004
David M. Osnos

/s/ Jimmy D. Ross
_____________________________     Director                        March 9, 2004
Jimmy D. Ross

/s/ Bonnie K. Wachtel
_____________________________     Director                        March 9, 2004
Bonnie K. Wachtel

                                EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)                              *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996                 *
               By-Laws of VSE Corporation as amended through
                 May 16, 2000 (Exhibit 3.2 to Form 10-Q dated
                 October 27, 2000)                                  Exhibit 3.2
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)                          *
     9       Voting trust agreement                               Not Applicable
    10       Material contracts
          Employment Agreement entered into as of December 10,
            1997, by and between VSE Corporation and
            Jayne M. Tuohig   (Exhibit VII to form 10-K dated
            March 7, 2001)                                                *
          Employment Agreement entered into as of December 10,
            1997, by and between VSE Corporation and
            Craig S. Weber (Exhibit VIII to form 10-K dated
            March 7, 2001)                                                *
          Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)                                            *
             Employment Agreement entered into as of January 15,
               1999, by and between VSE Corporation and
               Energetics Incorporated and Robert J. Kelly
               (Exhibit VII to Form 10-K dated March 18, 1999)            *
             Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)                                            *
          Employment Agreement dated as of November 1,
            2000, by and between VSE Corporation and
            James M. Todd (Exhibit V to form 10-K dated
            March 7, 2001)                                                *
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 (Exhibit III to
               Form 10-K dated March 23, 1995)                            *

                                EXHIBIT INDEX


Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
             Separation Agreement and General Release dated
               February 15, 2002, by and between
               VSE Corporation and James M. Todd (Exhibit IV
               to Form 10-K dated March 6, 2002)                          *
             Consulting Agreement dated February 15, 2002,
               by and between VSE Corporation and
               James M. Todd (Exhibit V to Form 10-K dated March
               March 6, 2002)                                             *
             Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)                              *
             VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996)                                             *
             VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)               *
             VSE Corporation 1998 Non-employee Directors Stock Plan
               (Appendix B to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on May 6, 1998)*
    12       Statements re computation of ratios                  Not Applicable
    13       Annual report to security holders, Form 10-Q
               or selected quarterly data                           Exhibit 13
    16       Letter re change in certifying accountant            Not Applicable
    18       Letter re change in accounting principles            Not Applicable
    21       Subsidiaries of the Registrant                         Exhibit 21
    22       Published report regarding matters submitted
               to vote of security holders                        Not Applicable
    23.1     Consent of independent auditors                        Exhibit 23.1
    23.2     Information regarding consent of Arthur Andersen       Exhibit 23.2
    24       Power of attorney                                    Not Applicable
    31.1     Section 302 CEO Certification                          Exhibit 31.1
    31.2     Section 302 CFO and PAO Certification                  Exhibit 31.2
    32.1     Section 906 CEO Certification                          Exhibit 32.1
    32.2     Section 906 CFO and PAO Certification                  Exhibit 32.2



*Document has been filed as indicated and is incorporated by reference herein.


