Form 10-Q
period 2004-03-31
VSE CORP
filed 2004-04-28
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2004            Commission File Number:  0-3676


                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                           54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                      22303-1499
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of April 27, 2004: 2,218,886.








VSE Corporation and Subsidiaries


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report and Form 10-K for the fiscal year ended December 31, 2003 (Form 10-K) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including this and other Quarterly Reports on Form 10-Q to be filed by the Company subsequent to its Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

                        PART I.  Financial Information


Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                       March 31,  December 31,
                                                          2004        2003
                                                          ----        ----
                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $ 10,233    $  9,843
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     24,232      21,835
  Deferred tax assets  . . . . . . . . . . . . . . .        943         819
  Other current assets . . . . . . . . . . . . . . .      1,396       1,379
                                                       --------    --------
    Total current assets . . . . . . . . . . . . . .     36,804      33,876

Property and equipment, net  . . . . . . . . . . . .      3,566       3,038
Deferred tax assets  . . . . . . . . . . . . . . . .        254         297
Intangible assets, net . . . . . . . . . . . . . . .      1,054       1,054
Other assets . . . . . . . . . . . . . . . . . . . .      2,602       2,511
                                                       --------    --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 44,280    $ 40,776
                                                       ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $ 17,704    $ 14,634
  Accrued expenses   . . . . . . . . . . . . . . . .      5,479       5,760
  Dividends payable  . . . . . . . . . . . . . . . .         89          88
                                                       --------    --------
    Total current liabilities  . . . . . . . . . . .     23,272      20,482

Deferred compensation  . . . . . . . . . . . . . . .      1,276       1,236
                                                       --------    --------
    Total liabilities  . . . . . . . . . . . . . . .     24,548      21,718
                                                       --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,218,886 in 2004 and
    2,214,136 shares in 2003 . . . . . . . . . . . .        111         110
  Paid-in surplus  . . . . . . . . . . . . . . . . .      3,980       3,928
  Deferred stock-based compensation  . . . . . . . .        (15)        (17)
  Retained earnings  . . . . . . . . . . . . . . . .     15,656      15,037
                                                       --------    --------
    Total stockholders' investment . . . . . . . . .     19,732      19,058
                                                       --------    --------
    Total liabilities and stockholders' investment .   $ 44,280    $ 40,776
                                                       ========    ========

  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                         For the three months
                                                            ended March 31,
                                                          2004          2003
                                                          ----          ----
Revenues, principally from contracts . . . . . . . .  $  42,610     $  26,462

Costs and expenses of contracts  . . . . . . . . . .     41,463        25,765
                                                      ---------     ---------
Gross profit . . . . . . . . . . . . . . . . . . . .      1,147           697

Selling, general and administrative expenses . . . .         12            42

Interest income, net . . . . . . . . . . . . . . . .        (19)          (16)
                                                      ---------     ---------
Income before income taxes . . . . . . . . . . . . .      1,154           671

Provision for income taxes . . . . . . . . . . . . .        446           239
                                                      ---------     ---------
Net income . . . . . . . . . . . . . . . . . . . . .  $     708     $     432
                                                      =========     =========

Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    0.32     $    0.20
                                                      =========     =========
Basic weighted average shares outstanding             2,216,216     2,187,038
                                                      =========     =========

Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    0.31     $    0.19
                                                      =========     =========
Diluted weighted average shares outstanding           2,286,613     2,224,845
                                                      =========     =========








  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Investment (Unaudited)
------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                       Deferred                 Total
                             Common Stock   Paid-In  Stock-based   Retained  Stockholders'
                            Shares  Amount  Surplus  Compensation  Earnings   Investment
                            ------  ------  -------  ------------  --------   ----------
Balance at
  December 31, 2001          2,150  $ 107  $ 3,294      $   -      $13,074     $16,475

Net income for the year          -      -        -          -          652         652
Exercised stock options         33      2      213          -            -         215
Tax benefit of options
 exercised                       -      -       22          -            -          22
Issuance of stock                3      -       29          -            -          29
Dividends declared ($.16)        -      -        -          -         (350)       (350)
                             -----  -----  -------      -----      -------     -------
Balance at
  December 31, 2002          2,186    109    3,558          -       13,376      17,043

Net income for the year          -      -        -          -        2,011       2,011
Exercised stock options         25      1      270          -            -         271
Tax benefit of options
  exercised                      -      -       14          -            -          14
Deferred stock-based
  compensation                   -      -       42        (42)           -           -
Amortization of deferred
  stock-based compensation       -      -        -         25            -          25
Issuance of stock                3      -       44          -            -          44
Dividends declared ($.16)        -      -        -          -         (350)       (350)
                             -----  -----  -------      -----      -------     -------
Balance at
  December 31, 2003          2,214    110    3,928        (17)      15,037      19,058

Net income for the period        -      -        -          -          708         708
Exercised stock options          5      1       36          -            -          37
Tax benefit of options
  exercised                      -      -       14          -            -          14
Deferred stock-based
  compensation                   -      -        2         (2)           -           -
Amortization of deferred
  stock-based compensation       -      -        -          4            -           4
Dividends declared ($.04)        -      -        -          -          (89)        (89)
                             -----  -----  -------      -----      -------     -------
Balance at
  March 31, 2004             2,219  $ 111  $ 3,980      $ (15)     $15,656     $19,732
                             =====  =====  =======      =====      =======     =======









  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------
(in thousands)
                                                           For the three months
                                                             ended March 31,
                                                              2004     2003
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $   708  $   432
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      262      278
     Loss on sale of property and equipment  . . . . . . .        -        4
     Deferred taxes  . . . . . . . . . . . . . . . . . . .      (81)     (68)
     Tax benefit of options exercised  . . . . . . . . . .       14        2
     Amortization of deferred stock-based compensation . .        4        -
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .   (2,397)    (885)
     Other current assets and noncurrent assets  . . . . .     (108)    (406)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .    3,110     (961)
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (281)    (391)
                                                            -------  -------
       Net cash provided by (used in) operating activities    1,231   (1,995)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .     (790)    (138)
                                                            -------  -------
       Net cash used in investing activities                   (790)    (138)
                                                            -------  -------
Cash flows from financing activities:
  Dividends paid . . . . . . . . . . . . . . . . . . . . .      (88)     (87)
  Proceeds from issuance of common stock . . . . . . . . .       37       30
                                                            -------  -------
       Net cash used in financing activities                    (51)     (57)
                                                            -------  -------

Net increase (decrease) in cash and cash equivalents . . .      390   (2,190)
  Cash and cash equivalents at beginning of period . . . .    9,843    4,210
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $10,233  $ 2,020
                                                            =======  =======














  The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2003. The Company operates within one reportable segment.


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


Debt

VSE has a revolving loan agreement with a bank under which the Company can borrow up to $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. Under the loan agreement, the Company pays a fixed annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2005. The loan agreement contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. There were no amounts borrowed under this loan agreement as of March 31, 2004 or December 31, 2003. There was no interest expense incurred on this loan in 2004 and 2003.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Accounting for Stock-based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. If compensation costs for the Company's stock options had been determined based on SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                         Three Months Ended March 31,
                                               2004        2003
                                               ----        ----
Net income, as reported                       $ 708       $ 432
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                           3          --

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects             (19)        (24)
                                              -----       -----
Pro forma net income                          $ 692       $ 408
                                              =====       =====
Earnings per share:

 Basic - as reported                          $0.32       $0.20
 Diluted - as reported                        $0.31       $0.19

 Basic - pro forma                            $0.31       $0.19
 Diluted - pro forma                          $0.30       $0.18



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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



                                        Three Months Ended March 31,
                                              2004        2003
                                              ----        ----
   Basic weighted average
     common shares outstanding              2,216,216   2,187,038

   Diluted effect of options                   70,397      37,807
                                            ---------   ---------
   Diluted weighted average
     common shares outstanding              2,286,613   2,224,845
                                            =========   =========


Litigation

The Company and its subsidiaries have, in the normal course of business, claims against them. In the opinion of management, the resolution of any such claims will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Executive Overview

VSE Organization

The term "VSE" or "Company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the Company's wholly owned subsidiaries and unincorporated divisions. Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary. VSE's Human Resource Systems, Inc. ("HRSI") subsidiary was active in 2003, but not in 2004. The sole HRSI contract expired on May 31, 2003, and this work was continued on a new contract in a VSE division. Active divisions include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED," formerly Land Systems Division), and Value Systems Services Division ("VSS"). In February 2003, VSE began phasing out the operations of its Telecommunications Technologies Division ("TTD") and expects all TTD contractual obligations will be satisfied and operations will cease in 2004. Some of TTD's technical capabilities have been transferred to other VSE divisions.

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

Business Terminations and New Business Start-ups

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

In January 2003, VSE formed its Communications and Engineering Division (CED) upon the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). If all options are exercised, this contract has a potential total ceiling of $2.9 billion over an eight-year period. The contract is a multiple award, indefinite delivery, indefinite quantity contract, and VSE revenues from it are expected to be considerably less than the contract ceiling amount. While actual revenue estimates for VSE from this contract cannot be predicted, it is expected that this contract will contribute to future VSE revenue growth.

Management Outlook

VSE believes that its short term outlook, based on expected revenue growth under existing contracts, is more positive than in recent years. The Taiwan ship transfer work on the BAV contract (see "BAV Contract" below) is expected to contribute significantly to near term revenue growth. Revenues are also growing in several of VSE's other divisions. VSE's company wide funded backlog at March 31, 2004, was approximately $147 million, as compared to approximately $83 million at December 31, 2003. Profit margins in most of VSE's divisions have increased in recent quarters and are expected to improve further as the Company's revenue base grows. The Company has a positive cash flow and cash of approximately $10.2 million as of March 31, 2004. This positive short-term trend is tempered by two areas of concern to management. The CED Rapid Response support contract incurred pretax losses of approximately $963 thousand in 2003, its first year of operation, and an additional $325 thousand during the first three months of 2004 as additional task orders were funded. While management has addressed this issue by adopting a less aggressive pricing strategy, this contract may continue to incur losses in 2004. VSE has accrued liabilities of approximately $275 thousand for probable future losses associated with this contract's operations as of March 31, 2004. The second concern involves the utilization of the Company's primary office facility. VSE does not always occupy all of the space in its primary leased office facility and has from time to time subleased parts of this facility to other tenants. During 2003, some of the Company's larger subtenants did not renew their subleases with VSE, and the facility remains underutilized as of March 31, 2004. The Company has had some partial success in finding new tenants to sublease space and believes that the majority of the available space will be subleased by the end of 2004, but the potential exists for continued underutilization of the facility that could negatively impact earnings in 2004.

The longer term outlook for VSE centers on the uncertainty associated with the renewal of the BAV contract. The U.S. Navy intends to solicit bids for a new contract in 2004 and BAV will aggressively pursue the award of the new contract. BAV is confident in its ability to win this award and continue work on the ship transfer program; however, the size of this effort will entice other companies to offer strong competition. Accordingly, there can be no assurance that BAV will win the new contract. If BAV fails to win the new contract, VSE will suffer a significant loss of future revenue and profits. To mitigate this risk, VSE is exploring potential acquisition opportunities. The Company intends to continue these efforts in 2004.

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

The revenues of the Company depend on its ability to win new contracts and on the amount of work ordered by the government under the Company's existing contracts. The Company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large comprehensive ("omnibus") management contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the Company to qualify as a bidder, increasing the level of competition due to the award of fewer contracts, and forcing the Company into competition with larger organizations that have greater financial resources and larger technical staffs. Competing for these contracts requires the Company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. While the use of subcontractors on a large scale basis allows the Company to compete for this work, profit margins on subcontract work are lower than on work performed by Company personnel, thereby reducing the Company's overall profit margins. The use of subcontractors on government contracts also raises certain performance and financial risks to VSE in that government prime contractors are usually obligated to ensure compliance with U.S. Government regulations relative to the performance by subcontractors.

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

Beginning in 2004, Section 843 of the Defense Authorization Act will limit the length of contracts awarded by the Defense Department to five years total. The Company is unable to predict what impact this will have on future contract awards and revenues.

BAV Contract

VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This cost-plus contract is a ten-year contract awarded in 1995 and has a total ceiling value of over one billion dollars over the life of the contract. Revenues generated by this contract accounted for approximately 50% and 51% of consolidated revenues during the three month periods ended March 31, 2004 and 2003, respectively, and funded backlog was approximately $104 million as of March 31, 2004, as compared to approximately $48 million as of December 31, 2003. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. As of March 31, 2004, award fee has been recognized for work performed through the award fee period ended December 31, 2003.

The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to significant variations primarily due to changes in the level of activity on this contract. The U.S. Navy has approved the transfer of four U.S. Navy ships to Taiwan, with work related to this transfer to be performed under the BAV contract. This transfer is expected to result in an increase in the revenues of BAV during the time this work is performed beginning in 2004. BAV has received a contract delivery order related to this work in early 2004 of approximately $100 million, of which $49 million is funded as of March 31, 2004.

The original BAV contract ending date was in 2005. The Navy recently modified the original contract for the purpose of ensuring continuity of work with respect to the transfer of ships to Taiwan. The modification provided contractual coverage for this specific work effort into 2007. The U.S. Navy has announced that it intends to issue a new contract for the overall ship transfer program through a competitive bidding process that will begin in 2004. BAV does not expect that the Navy will award the new contract until after 2004. There can be no assurance that BAV will win the award for the follow-on contract. If BAV fails to win this new contract award, it could have a material adverse impact on the Company's future results of operations and financial condition.

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV contract could adversely affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could adversely affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV contract to a single foreign government. During the three months ended March 31, 2004 and 2003, revenues associated with BAV contract sales to Egypt accounted for approximately 26% and 37% of the Company's revenues, respectively. Revenues in 2004 are expected to include large amounts of BAV contract sales to both Egypt and Taiwan. In addition to the effect on BAV contract work, international tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.


               Concentration of Revenues (in thousands)
                                 For the three months ended March 31,
                                   2004                 2003
Source of Revenue                Revenues     %       Revenues     %
-----------------                --------     -       --------     -
BAV Egypt                        $ 11,242    26%      $  9,841    37%
BAV Taiwan                          8,038    19%         1,601     6%
BAV Other                           1,974     5%         2,083     8%
                                 --------   ----      --------   ----
  Total BAV                        21,254    50%        13,525    51%

VSE Other                          21,356    50%        12,937    49%
                                 --------   ----      --------   ----
  Total Revenues                 $ 42,610   100%      $ 26,462   100%
                                 ========   ====      ========   ====

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

Revenue Recognition

Substantially all of the Company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts, time and materials contracts, and fixed-price contracts (70%, 18% and 12%, respectively, of the Company's revenues in 2003). Revenues result from work performed on these contracts by the Company's employees and from pass-through of costs for material and work performed by subcontractors.

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

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of March 31, 2004, VSE has recognized approximately $498 thousand in risk funding. VSE believes that it will receive funding for all of this risk funding revenue. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

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

Goodwill

Goodwill and intangible assets with indefinite lives are instead subject to a review for impairment at least annually. As of March 31, 2004, the Company had approximately $1.1 million of unamortized goodwill associated with its acquisition of Energetics in 1995. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

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


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income, and the changes in these items for the three month periods ended March 31, 2004 and 2003 (in thousands):

                                                                   2004
                                                                 Compared
                                                                    to
                                               2004      2003      2003
                                               ----      ----      ----
Revenues . . . . . . . . . . . . . . . . .   $42,610   $26,462   $16,148
                                             =======   =======   =======

Income before income taxes . . . . . . . .   $ 1,154   $   671   $   483
Provision for income taxes . . . . . . . .       446       239       207
                                             -------   -------   -------
Net income  . . .  . . . . . . . . . . . .   $   708   $   432   $   276
                                             =======   =======   =======

Revenues increased by approximately 61% for the three month period ended March 31, 2004, as compared to the same period of 2003. The primary reasons for the increase in revenues were 1) an increase in work performed under the BAV contract, including increased revenues associated with the Taiwan ship transfer;
2) the CED Rapid Response contract received work orders that generated revenues in 2004, as compared to the prior year when the contract was awarded in February of 2003 and did not generate revenues in that year's first three months; and 3) increased levels of work performed by FMD due primarily to the Navy's elevated readiness requirements. Work requirements and revenues also increased significantly in other VSE divisions, including SED, VCG, and MSD. Revenues of Energetics and VSS were relatively unchanged. The loss of revenues associated with the phase out of TTD was not significant in relation to total company revenues.

Pretax income increased by approximately 72% for the three months ended
March 31, 2004, as compared to the same period of 2003. The increase in pre-tax income was primarily due to 1) the increase in revenues and the profits associated with these additional revenues; 2) higher profit margins in SED, FMD, MSD, and Energetics attributable in part to the revenue growth and the Company's ability to spread corporate fixed costs over a larger revenue base; and 3) the elimination of any significant losses in TTD in 2004 as compared to TTD pre-tax losses of approximately $161 thousand in the same period of 2003. The increase in pre-tax income in this period was partially offset by losses incurred on the CED Rapid Response support contract.


Financial Condition

VSE's financial condition did not change materially during the three months ended March 31, 2004. The Company's largest assets are its cash and cash equivalents and its accounts receivable. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $2.4 million, and accounts payable increased approximately $3.1 million during the first three months of 2004 due to an increase in the level of work in March 2004 and the associated billings to customers and subcontractor payments required to perform this work. Cash and cash equivalents increased approximately $390 thousand in the first three months of 2004 as a result of a combination of 1) net income; 2) the timing of customer billings and subcontractor activity and associated payments and expenditures associated with facilities expansion, improvement, and repairs. The increase in total stockholders' investment in this period resulted primarily from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $390 thousand during the three months ended March 31, 2004. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $1.2 million, cash used in investing activities of approximately $790 thousand, and cash used in financing activities of approximately $51 thousand. Investing activities consisted of expansion and improvement of facilities of approximately $499 thousand and purchases of property and equipment, net of dispositions, of approximately $291 thousand. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock.

Cash and cash equivalents decreased by approximately $2.2 million during the three months ended March 31, 2003. The decrease in cash and cash equivalents during this period resulted from cash used in operating activities of approximately $2 million, cash used in investing activities of approximately $138 thousand, and cash used in financing activities of approximately $57 thousand. Investing activities consisted of purchases of property and equipment, net of dispositions. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock.

The difference between cash provided by operating activities of approximately $1.2 million in 2004 as compared to cash used in operating activities approximately $2 million in 2003 is primarily due to changes in the levels of accounts receivable and accounts payable resulting from increases in revenue and associated subcontractor activity and receivables collections, and from an increase in net income.

Quarterly cash dividends at the rate of $.04 per share were paid during the three months ended March 31, 2004. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

Liquidity

The Company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period, and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the Company to the government or other government prime contractors for services rendered and payments received on accounts receivable represent the principal source of cash for the Company. Accounts receivable levels can be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the Company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Accounts payable arise primarily from purchases of subcontractor services and materials used by the Company in the performance of its contract work. Payments made on accounts payable, along with payments made to satisfy employee payroll and payroll associated expenses, make up the principal cash requirements of the Company. Accounts payable levels can be affected by changes in the level of contract work performed by the Company and by the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Other cash requirements include the acquisition of capital assets for office and computer support, facilities improvements, and the payment of cash dividends. The Company invested approximately $499 thousand related to expansion and improvement of facilities at two locations during the three months ended March 31, 2004, and plans additional spending of approximately $250 thousand in 2004. These expenditures are for the expansion of its facility in Ladysmith, Virginia in support of the expected growth in its System Engineering Division and improvements at its primary office facility in Alexandria, Virginia.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of March 31, 2004. The Company has determined that the $15 million commitment is adequate to cover current and future liquidity requirements. The Company has not borrowed against this loan in 2004 or 2003.

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

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II.   Other Information

Item 1.    Legal Proceedings

The Company and its subsidiaries have, in the normal course of business, claims against them. In the opinion of management, the resolution of any such claims will not have a material adverse effect on the Company's results of operations or financial position.


Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits.

 Exhibit No.
 -----------
    10.1 Employment Agreement dated as of March 10, 2004, by and between VSE Corporation and Thomas G. Dacus

    10.2 VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994, and as amended through March 9, 2004

    31.1   Section 302 CEO Certification

    31.2   Section 302 CFO and PAO Certification

    32.1   Section 906 CEO Certification

    32.2   Section 906 CFO and PAO Certification

       (b)  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on February 26, 2004, in which the Registrant furnished its financial results for the fiscal year 2003.

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

                               VSE CORPORATION



Date:  April 28, 2004                  /s/ D. M. Ervine
                                       ______________________________________
                                       D. M. Ervine
                                       Chairman, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer