Form 10-Q
period 2004-06-30
VSE CORP
filed 2004-07-30
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2004            Commission File Number:  0-3676


                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                           54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                   22303-1499
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of July 30, 2004: 2,225,011.



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

                        PART I.  Financial Information


Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                      June 30,   December 31,
                                                        2004        2003
                                                        ----        ----
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .   $  6,975    $  9,843
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .     37,975      21,835
  Deferred tax assets  . . . . . . . . . . . . . .      1,154         819
  Other current assets . . . . . . . . . . . . . .      1,139       1,379
                                                     --------    --------
    Total current assets . . . . . . . . . . . . .     47,243      33,876

Property and equipment, net  . . . . . . . . . . .      4,226       3,038
Deferred tax assets  . . . . . . . . . . . . . . .        196         297
Intangible assets, net . . . . . . . . . . . . . .      1,054       1,054
Other assets . . . . . . . . . . . . . . . . . . .      2,593       2,511
                                                     --------    --------
    Total assets . . . . . . . . . . . . . . . . .   $ 55,312    $ 40,776
                                                     ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .   $ 27,607    $ 14,634
  Accrued expenses . . . . . . . . . . . . . . . .      5,796       5,760
  Dividends payable  . . . . . . . . . . . . . . .        111          88
                                                     --------    --------
    Total current liabilities  . . . . . . . . . .     33,514      20,482
                                                     --------    --------

Deferred compensation  . . . . . . . . . . . . . .      1,238       1,236
                                                     --------    --------
    Total liabilities  . . . . . . . . . . . . . .     34,752      21,718
                                                     --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,225,011 in 2004 and
    2,214,136 shares in 2003 . . . . . . . . . . .        111         110
  Paid-in surplus  . . . . . . . . . . . . . . . .      4,060       3,928
  Deferred stock-based compensation  . . . . . . .        (10)        (17)
  Retained earnings  . . . . . . . . . . . . . . .     16,399      15,037
                                                     --------    --------
    Total stockholders' investment . . . . . . . .     20,560      19,058
                                                     --------    --------
    Total liabilities and stockholders'
      investment . . . . . . . . . . . . . . . . .   $ 55,312    $ 40,776
                                                     ========    ========

   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
-------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                   For the three months     For the six months
                                      ended June 30,          ended June 30,
                                    2004        2003        2004       2003
                                    ----        ----        ----       ----
Revenues, principally from
  contracts . . . . . . . . .   $  54,042   $  29,368   $  96,652  $  55,830

Costs and expenses of
  contracts . . . . . . . . .      52,431      28,608      93,894     54,373
                                ---------   ---------   ---------  ---------
Gross profit. . . . . . . . .       1,611         760       2,758      1,457

Selling, general and
  administrative expenses . .         245          48         257         90

Interest income, net. . . . .         (26)        (15)        (45)       (31)
                                ---------   ---------   ---------  ---------
Income before income taxes. .       1,392         727       2,546      1,398

Provision for income taxes. .         538         291         984        530
                                ---------   ---------   ---------  ---------
Net income. . . . . . . . . .   $     854   $     436   $   1,562  $     868
                                =========   =========   =========  =========

Basic earnings per share:

Net income  . . . . . . . . .   $    0.38   $    0.20   $    0.70  $    0.40
                                =========   =========   =========  =========
Basic weighted average shares
  outstanding                   2,221,559   2,188,635   2,218,887  2,187,841
                                =========   =========   =========  =========

Diluted earnings per share:

Net income. . . . . . . . . .   $    0.37   $    0.20   $    0.68  $    0.39
                                =========   =========   =========  =========

Diluted weighted average
  shares outstanding            2,305,911   2,220,333   2,296,262  2,222,576
                                =========   =========   =========  =========







   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Investment (Unaudited)
------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                       Deferred                 Total
                             Common Stock   Paid-In  Stock-based   Retained  Stockholders'
                            Shares  Amount  Surplus  Compensation  Earnings   Investment
                            ------  ------  -------  ------------  --------   ----------
Balance at
  December 31, 2003          2,214   $ 110  $ 3,928      $ (17)    $ 15,037     $19,058

Net income for the period        -       -        -          -        1,562       1,562
Exercised stock options         11       1       91          -            -          92
Tax benefit of options
  exercised                      -       -       39          -            -          39
Deferred stock-based
  compensation                   -       -        2         (2)           -           -
Amortization of deferred
  stock-based compensation       -       -        -          9            -           9
Dividends declared ($.09)        -       -        -          -         (200)       (200)
                             -----   -----  -------      -----     --------     -------
Balance at
  June 30, 2004              2,225   $ 111  $ 4,060      $ (10)    $ 16,399     $20,560
                             =====   =====  =======      =====     ========     =======


























  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------------------------------------
(in thousands)
                                                           For the six months
                                                             ended June 30,
                                                              2004     2003
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $ 1,562  $   868
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .      569      557
     Loss on sale of property and equipment  . . . . . . .        -        5
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (234)      99
     Tax benefit of options exercised  . . . . . . . . . .       39        2
     Amortization of deferred stock-based compensation . .        9        -
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .  (16,140)   2,520
     Other current assets and noncurrent assets  . . . . .      158     (571)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .   12,975      931
     Accrued expenses  . . . . . . . . . . . . . . . . . .       36     (586)
                                                            -------  -------
       Net cash (used in) provided by operating activities   (1,026)   3,825
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .   (1,757)    (382)
                                                            -------  -------
       Net cash used in investing activities                 (1,757)    (382)
                                                            -------  -------
Cash flows from financing activities:
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (177)    (174)
  Proceeds from issuance of common stock . . . . . . . . .       92       30
                                                            -------  -------
       Net cash used in financing activities                    (85)    (144)
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents . . .   (2,868)   3,299
  Cash and cash equivalents at beginning of period . . . .    9,843    4,210
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 6,975  $ 7,509
                                                            =======  =======












  The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Qand Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2003. The Company operates within one reportable segment.


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


Debt

VSE has a revolving loan agreement with a bank under which the Company can borrow up to $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. Under the loan agreement, the Company pays a fixed annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2005. The loan agreement contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. There were no amounts borrowed under this loan agreement as of June 30, 2004 or December 31, 2003. There was no interest expense incurred on this loan in 2004 and 2003.

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

                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                      2004        2003      2004        2003
                                      ----        ----      ----        ----
Net income, as reported             $  854      $  436    $1,562      $  868
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                  2          --         5          --

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects    (19)        (17)      (38)        (41)
                                    ------      ------    ------      ------
Pro forma net income                $  837      $  419    $1,529      $  827
                                    ======      ======    ======      ======
Earnings per share:

 Basic   as reported                $ 0.38      $ 0.20    $ 0.70      $ 0.40
 Diluted   as reported              $ 0.37      $ 0.20    $ 0.68      $ 0.39

 Basic   pro forma                  $ 0.38      $ 0.19    $ 0.69      $ 0.38
 Diluted   pro forma                $ 0.36      $ 0.19    $ 0.67      $ 0.37


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

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                    2004        2003       2004        2003
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   2,221,559   2,188,635  2,218,887   2,187,841

   Diluted effect of options        84,352      31,698     77,375      34,735
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   2,305,911   2,220,333  2,296,262   2,222,576
                                 =========   =========  =========   =========


Litigation

The Company and its subsidiaries have, in the normal course of business, claims against them. In the opinion of management, the resolution of any such claims will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Executive Overview

VSE Organization

The term "VSE" or "Company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the Company's wholly owned subsidiaries and unincorporated divisions. Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary. VSE's Human Resource Systems, Inc. ("HRSI") subsidiary was active in 2003, but not in 2004. The sole HRSI contract expired on May 31, 2003, and this work was continued on a new contract in a VSE division. Active divisions include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED,"), and Value Systems Services Division ("VSS"). In February 2003, VSE began phasing out the operations of its Telecommunications Technologies Division ("TTD") and expects all TTD contractual obligations will be satisfied and operations will cease in 2004. Some of TTD's technical capabilities have been transferred to other VSE divisions.

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

VSE Services

The Company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the Company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program. VCG provides similar services to the U.S. Coast Guard. FMD supports the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, and air combat logistics. VSS provides the Navy with outsourcing decision assistance. SED provides the Army with equipment refurbishment services, engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army, other government agencies, and commercial organizations with quality training services for product, process, and management optimization. CED provides management oversight and coordinates support efforts for a variety of government work orders.

The Company has also provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its SED Division. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. The Company has offered products, services, and support in network, multimedia, and audio-visual technology. This includes design, installation, management and support for voice, data, multimedia and related projects.

Business Terminations and New Business Start-ups

In February 2003, VSE decided to terminate operations of TTD due to declining revenues and significant losses sustained by this division. TTD continued work on uncompleted contracts during 2003 to satisfy its contractual obligations and will finish work in 2004 before ceasing operations, at which time, TTD will be accounted for as a discontinued operation. Some of TTD's technical capabilities were transferred to other VSE divisions. The loss of future revenue associated with the termination of TTD operations is not expected to be significant compared to total future VSE revenue, while the elimination of TTD losses is expected to improve future VSE profits.

In January 2003, VSE formed its Communications and Engineering Division (CED) upon the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). If all options are exercised, this contract has a potential total ceiling of $2.9 billion over an eight-year period. The contract is a multiple award, indefinite delivery, indefinite quantity contract, and VSE revenues from it are expected to be considerably less than the contract ceiling amount. While actual revenue estimates for VSE from this contract cannot be predicted, this contract has generated revenue in 2004 and 2003 and VSE expects it to contribute to future revenue growth.

Management Outlook

VSE believes that its short term outlook, based on expected revenue growth under existing contracts, is more positive than in recent years. The Taiwan ship transfer work on the BAV contract (see "BAV Contract" below) is expected to contribute significantly to near term revenue growth. Revenues are also growing in several of VSE's other divisions. VSE's company wide funded backlog at June 30, 2004, was approximately $150 million, as compared to approximately $83 million at December 31, 2003. Profit contributions in most of VSE's divisions have increased in recent quarters and are expected to improve further as the Company's revenue base grows. This positive short-term trend is tempered by two areas of concern to management. The CED Rapid Response Support contract incurred pretax losses of approximately $963 thousand in 2003, its first year of operation, and an additional $374 thousand during the first six months of 2004, due primarily to low revenue levels and an aggressive pricing strategy associated with the start-up of the contract. Profitability on this contract is expected to improve as revenue levels continue to increase for both this contract and on a company-wide basis and as less aggressive pricing strategies are required, however, the contract may continue to incur some losses in 2004. VSE has accrued liabilities of approximately $232 thousand for probable future losses associated with this contract's operations as of June 30, 2004. The second concern involves the utilization of the Company's primary office facility. VSE does not always occupy all of the space in its primary leased office facility and has from time to time subleased parts of this facility to other tenants. During 2003, some of the Company's larger subtenants did not renew their subleases with VSE, which has resulted in some losses to the Company during the time that the space has been vacant. VSE has subleased some of the vacant office space to new tenants in 2004 and believes that the majority of the available space will be subleased by the end of 2004, but the facility remains underutilized as of June 30, 2004. VSE has accrued liabilities of approximately $74 thousand for estimated future losses associated with this underutilization. The potential exists for continued underutilization of the facility that could have a further negative impact on earnings in 2004.

The longer term outlook for VSE centers on the uncertainty associated with the renewal of the BAV contract. (See discussion in "BAV Contract" below.) The U.S. Navy intends to solicit bids for a new contract in 2004 and BAV will aggressively pursue the award of the new contract. BAV is confident in its ability to win this award and continue work on the ship transfer program; however, the size of this effort will entice other companies to offer strong competition. Accordingly, there can be no assurance that BAV will win the new contract. If BAV fails to win the new contract, VSE will suffer a significant loss of future revenue and profits. To mitigate this risk, VSE is exploring potential acquisition opportunities. The Company intends to continue these efforts in 2004.

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

BAV Contract

VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This cost-plus contract is a ten-year contract awarded in 1995 and has a total ceiling value of over one billion dollars over the life of the contract. Revenues generated by this contract accounted for approximately 54% and 52% of consolidated revenues during the six month periods ended June 30, 2004 and 2003, respectively, and funded backlog was approximately $93 million as of June 30, 2004, as compared to approximately $48 million as of December 31, 2003. Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. As of June 30, 2004, award fee has been recognized for work performed through the award fee period ended
April 30, 2004.

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

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV contract or failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could adversely affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV contract to a single foreign government. Revenues in 2004 are expected to include large amounts of BAV contract sales to both Egypt and Taiwan. In addition to the effect on BAV contract work, international tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.

                        Concentration of Revenues (in thousands)
                            For the six months ended June 30,
                            --------------------------------
                             2004                  2003
     Source of Revenue     Revenues     %        Revenues     %
     -----------------     --------     -        --------     -
     BAV Egypt             $ 23,996    25%       $ 20,624    37%
     BAV Taiwan              25,411    26%          3,075     5%
     BAV Other                3,046     3%          5,532    10%
                           --------   ----       --------   ----
     Total BAV             $ 52,453    54%       $ 29,231    52%

     VSE Other               44,199    46%         26,599    48%
                           --------   ----       --------   ---
          Total Revenues   $ 96,652   100%       $ 55,830   100%
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

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of June 30, 2004, VSE has recognized approximately $24 thousand in risk funding. VSE believes that it will receive funding for all of this risk funding revenue. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of June 30, 2004, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

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


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income, and the changes in these items for the six month periods ended June 30, 2004 and 2003 (in thousands):
                                                                  2004
                                                                Compared
                                                                   to
                                                                  2003
                          Three Months       Six Months           ----
                         Ended June 30,     Ended June 30,  Three     Six
                         2004      2003     2004     2003   Months    Months
                         ----      ----     ----     ----   ------    ------
Revenues . . . . . . . $54,042  $29,368  $96,652  $55,830  $24,674   $40,822
                       =======  =======  =======  =======  =======   =======
Income before income
  taxes  . . . . . . . $ 1,392  $   727  $ 2,546  $ 1,398  $   665   $ 1,148
Provision for income
  taxes  . . . . . . .     538      291      984      530      247       454
                       -------  -------  -------  -------  -------   -------
Net income  . . .  . . $   854  $   436  $ 1,562  $   868  $   418   $   694
                       =======  =======  =======  =======  =======   =======

Revenues increased by approximately 84% and 73% for the three month and six month periods ended June 30, 2004, respectively, as compared to the same periods of 2003. The primary reasons for the increase in revenues were 1) an increase in work performed under the BAV contract, including increased revenues associated with the Taiwan ship transfer; 2) the CED Rapid Response contract received work orders that generated revenues in 2004, as compared to the prior year when the contract was awarded in February of 2003 and had not yet begun to receive any significant amount of work; and 3) increased levels of work performed by FMD due primarily to the Navy's elevated readiness requirements. Work requirements and revenues also increased in SED and MSD. The loss of revenues associated with the phase out of TTD was not significant in relation to total Company revenues.

Pretax income increased by approximately 91% and 82% for the three month and six month periods ended June 30, 2004, as compared to the same periods of 2003. The increases in pretax income were primarily due to 1) the increases in revenues;
2) higher profit margins in SED, FMD, and Energetics attributable in part to the revenue growth and the Company's ability to spread corporate costs over a larger revenue base; and 3) the elimination of any significant losses in TTD in 2004 as compared to TTD pretax losses of approximately $30 thousand and $190 thousand in the three and six month periods ended June 30, 2003. The increase in pretax income for the six month period was partially offset by losses incurred on the CED Rapid Response support contract and by an increase in selling, general and administrative expenses primarily attributable to costs associated with vacant facilities.


Financial Condition

VSE's financial condition did not change materially during the six months ended June 30, 2004. The Company's largest assets are its cash and cash equivalents and its accounts receivable. The largest liabilities are its accounts payable and accrued expenses. Cash and cash equivalents decreased approximately $2.9 million, accounts receivable increased approximately $16.1 million, and accounts payable increased approximately $13 million during the first six months of 2004 due primarily to the increase in the level of business activity and the associated billings to customers and subcontractor payments required to perform this work. The change in total stockholders' investment in this period resulted primarily from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $2.9 million during the six months ended June 30, 2004. The decrease in cash and cash equivalents during this period resulted from cash used in investing activities of approximately $1.8 million, cash used in operating activities of approximately $1 million, and cash used in financing activities of approximately $85 thousand. Investing activities consisted of expansion and improvement of facilities of approximately $669 thousand and purchases of property and equipment, net of dispositions, of approximately $1.1 million. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock.

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

The difference between cash used in operating activities of approximately
$1 million in 2004 as compared to cash provided by operating activities of approximately $3.8 million in 2003 is primarily due to changes in the levels of accounts receivable and accounts payable resulting from increases in revenue and associated subcontractor activity.

Quarterly cash dividends at the rate of $.04 per share were paid during the six months ended June 30, 2004. The Board of Directors of VSE declared an increase in the quarterly cash dividend on the Company's common stock to a rate of $.05 per share effective with the dividend to be paid on August 18, 2004. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

Liquidity

The Company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period, and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Accounts receivable arise primarily from billings made by the Company to the government or other government prime contractors for services rendered, and payments received on accounts receivable represent the principal source of cash for the Company. Accounts receivable levels can be affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the Company, government delays in processing administrative paperwork for contract funding, and the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Accounts payable arise primarily from purchases of subcontractor services and materials used by the Company in the performance of its contract work. Payments made on accounts payable, along with payments made to satisfy employee payroll and payroll associated expenses, make up the principal cash requirements of the Company. Accounts payable levels can be affected by changes in the level of contract work performed by the Company and by the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Other cash requirements include the acquisition of capital assets for office and computer support, facilities improvements, and the payment of cash dividends. The Company invested approximately $669 thousand related to expansion and improvement of facilities at two locations during the six months ended June 30, 2004, and plans additional spending of approximately $72 thousand in 2004. These expenditures are for the expansion of its facility in Ladysmith, Virginia in support of the expected growth in its System Engineering Division and improvements at its primary office facility in Alexandria, Virginia.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of June 30, 2004. The Company has determined that the $15 million commitement is adequate to cover current and future liquidity requirements. The Company has not borrowed against this loan in 2004 or 2003. Performance of work under the BAV contract has the potential to cause substantial requirements for working capital; however, management believes that current cash surpluses, cash flows from future operations, and the bank loan commitment are adequate to meet current operating cash requirements.


Inflation and Pricing

Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at cost. VSE property and equipment consists principally of computer systems equipment, furniture and fixtures, and land and improvements. The overall impact of inflation on replacement costs of such property and equipment is not expected to be material to VSE's future results of operations or financial condition.


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the Company at variable interest rates. The Company has not borrowed significant amounts on the loan in recent years. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan arrangement, future interest rate changes could potentially have a material impact.

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

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed as of June 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company's management, including its principal executive officer and principal financial officer, as appropriate, allows timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The 2004 annual meeting of the Company's stockholders was held on May 3, 2004 for the following purposes:

1. To elect eight directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

2. To ratify the appointment of Ernst & Young LLP as VSE's independent certified public accountants for the year ending December 31, 2004;

3.   To approve the adoption of the VSE 2004 Stock Option Plan; and

4.   To approve the adoption of the VSE 2004 Directors Stock Plan.

All of the Company's eight nominees as directors were elected, and the other three matters referenced above were approved by the stockholders. The voting results were as follows:

                                                   Shares Voted
                                   ----------------------------------------
                                                        Withhold/   Broker
                                      For      Against   Abstain  Non-Votes
---------------------------------------------------------------------------
1. Nominee
   -------
   Donald M. Ervine                1,967,735       --    15,990     113,348
   Robert J. Kelly                 1,973,945       --     9,780     113,348
   Clifford M. Kendall             1,973,945       --     9,780     113,348
   Calvin S. Koonce                1,973,945       --     9,780     113,348
   James F. Lafond                 1,973,945       --     9,780     113,348
   David M. Osnos                  1,973,945       --     9,780     113,348
   Jimmy D. Ross                   1,973,945       --     9,780     113,348
   Bonnie K. Wachtel               1,973,945       --     9,780     113,348

2. Ernst & Young LLP appointment   1,956,874   13,168     1,578     113,348

3. Approve 2004 Stock Option Plan  1,471,787  118,723     1,828     497,686

4. Approve Directors Stock Plan    1,499,377   89,011    17,774     497,686


Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits.

 Exhibit No.

    10.1 Employment Agreement dated as of July 1, 2004, by and between VSE Corporation and Thomas R. Loftus

    31.1   Section 302 CEO Certification

    31.2   Section 302 CFO and PAO Certification

    32.1   Section 906 CEO Certification

    32.2   Section 906 CFO and PAO Certification


       (b)  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on April 28, 2004, which included a press release announcing financial results for the first quarter of 2004 which ended March 31, 2004.


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

                               VSE CORPORATION



Date:  July 30, 2004                  /s/ D. M. Ervine
                                      ______________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer