Form 10-Q
period 2004-09-30
VSE CORP
filed 2004-10-29
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2004       Commission File Number:  0-3676


                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                           54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                   22303-1499
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of October 29, 2004: 2,250,761.






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






                                     -2-

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                   September 30, December 31,
                                                        2004        2003
                                                        ----        ----
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .   $  6,174    $  9,843
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .     48,578      21,835
  Deferred tax assets  . . . . . . . . . . . . . .      1,093         819
  Other current assets . . . . . . . . . . . . . .      1,844       1,379
                                                     --------    --------
    Total current assets . . . . . . . . . . . . .     57,689      33,876

Property and equipment, net  . . . . . . . . . . .      4,326       3,038
Deferred tax assets  . . . . . . . . . . . . . . .        288         297
Goodwill . . . . . . . . . . . . . . . . . . . . .      1,054       1,054
Other assets . . . . . . . . . . . . . . . . . . .      2,582       2,511
                                                     --------    --------
    Total assets . . . . . . . . . . . . . . . . .   $ 65,939    $ 40,776
                                                     ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .   $ 36,196    $ 14,634
  Accrued expenses . . . . . . . . . . . . . . . .      6,639       5,760
  Dividends payable  . . . . . . . . . . . . . . .        111          88
                                                     --------    --------
    Total current liabilities  . . . . . . . . . .     42,946      20,482

Deferred compensation  . . . . . . . . . . . . . .      1,228       1,236
                                                     --------    --------
    Total liabilities  . . . . . . . . . . . . . .     44,174      21,718
                                                     --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,250,761 in 2004 and
    2,214,136 shares in 2003 . . . . . . . . . . .        112         110
  Paid-in surplus  . . . . . . . . . . . . . . . .      4,488       3,928
  Deferred stock-based compensation  . . . . . . .         (7)        (17)
  Retained earnings  . . . . . . . . . . . . . . .     17,172      15,037
                                                     --------    --------
    Total stockholders' investment . . . . . . . .     21,765      19,058
                                                     --------    --------
    Total liabilities and stockholders'
      investment . . . . . . . . . . . . . . . . .   $ 65,939    $ 40,776
                                                     ========    ========

   The accompanying notes are an integral part of these financial statements.

                                     -3-
VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                       For the three months        For the nine months
                                       ended September 30,         ended September 30,
                                         2004        2003            2004        2003
                                         ----        ----            ----        ----
Revenues, principally from
  contracts . . . . . . . . . . .    $  62,223   $  36,339       $ 158,869   $  90,874

Costs and expenses of
  contracts . . . . . . . . . . .       60,620      35,403         154,505      88,384
                                     ---------   ---------       ---------   ---------
Gross profit. . . . . . . . . . .        1,603         936           4,364       2,490

Selling, general and
  administrative expenses . . . .          192          84             450         158

Interest income, net. . . . . . .          (31)        (18)            (76)        (49)
                                     ---------   ---------       ---------   ---------
Income before income taxes. . . .        1,442         870           3,990       2,381

Provision for income taxes. . . .          557         340           1,542         912
                                     ---------   ---------       ---------   ---------
Income from continuing
  operations  . . . . . . . . . .          885         530           2,448       1,469

Discontinued operations:
  Loss from operations,
    before income taxes . . . . .            -         (11)             (2)       (124)
  Benefit for income taxes. . . .            -          (4)             (1)        (46)
                                     ---------   ---------       ---------   ---------
  Loss from discontinued
    operations  . . . . . . .  . .           -          (7)             (1)        (78)
                                     ---------   ---------       ---------   ---------

Net income. . . . . . . . . . . .    $     885   $     523       $   2,447   $   1,391
                                     =========   =========       =========   =========
Basic earnings per share:
  Income from continuing
    operations                       $    0.40   $    0.24       $    1.10   $    0.67
  Loss from discontinued
    operations                            0.00        0.00            0.00       (0.03)
                                     ---------   ---------       ---------   ---------
Net income  . . . . . . . . . . .    $    0.40   $    0.24       $    1.10   $    0.64
                                     =========   =========       =========   =========
Basic weighted average shares
  outstanding                        2,225,307   2,188,635       2,221,043   2,188,108
                                     =========   =========       =========   =========
Diluted earnings per share:
  Income from continuing
    operations                       $    0.38   $    0.23       $    1.06   $    0.65
  Loss from discontinued
    operations                            0.00        0.00            0.00       (0.03)
                                     ---------   ---------       ---------   ---------
Net income  . . . . . . . . . . .    $    0.38   $    0.23       $    1.06   $    0.62
                                     =========   =========       =========   =========
Diluted weighted average
 shares outstanding                  2,301,040   2,235,779       2,297,866   2,227,026
                                     =========   =========       =========   =========

   The accompanying notes are an integral part of these financial statements.

                                     -4-
VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Investment (Unaudited)
------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                       Deferred                 Total
                             Common Stock   Paid-In  Stock-based   Retained  Stockholders'
                            Shares  Amount  Surplus  Compensation  Earnings   Investment
                            ------  ------  -------  ------------  --------  -------------
Balance at
  December 31, 2003          2,214   $110   $3,928       $(17)     $15,037     $19,058

Net income for the period        -      -        -          -        2,447       2,447
Exercised stock options         37      2      297          -            -         299
Tax benefit of options
  exercised                      -      -      261          -            -         261
Deferred stock-based
  compensation                   -      -        2         (2)           -           -
Amortization of deferred
  stock-based compensation       -      -        -         12            -          12
Dividends declared ($.14)        -      -        -          -         (312)       (312)
                             -----   ----   ------       ----      -------     -------
Balance at
  September 30, 2004         2,251   $112   $4,488       $ (7)     $17,172     $21,765
                             =====   ====   ======       ====      =======     =======









   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------
(in thousands)
                                                           For the nine months
                                                          ended September 30,
                                                              2004     2003
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $ 2,447  $ 1,391
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . .      977      866
     Loss on sale of property and equipment  . . . . . . .        -        5
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (265)     184
     Tax benefit of options exercised  . . . . . . . . . .      261        2
     Amortization of deferred stock-based compensation . .       12        -
 Changes in operating assets and liabilities:
   (Increase) in:
     Accounts receivable, net  . . . . . . . . . . . . . .  (26,743)  (2,560)
     Other current assets and noncurrent assets  . . . . .     (536)    (344)
   Increase in:
     Accounts payable and deferred compensation  . . . . .   21,554    4,730
     Accrued expenses  . . . . . . . . . . . . . . . . . .      879      340
                                                            -------  -------
       Net cash (used in) provided by operating activities   (1,414)   4,614
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .   (2,265)    (530)
                                                            -------  -------
       Net cash used in investing activities . . . . . . .   (2,265)    (530)
                                                            -------  -------
Cash flows from financing activities:
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (289)    (262)
  Proceeds from issuance of common stock . . . . . . . . .      299       30
                                                            -------  -------
       Net cash provided by (used in) financing activities       10     (232)
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents . . .   (3,669)   3,852
  Cash and cash equivalents at beginning of period . . . .    9,843    4,210
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 6,174  $ 8,062
                                                            =======  =======



    The accompanying notes are an integral part of these financial statements.

                                     -6-
                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2003. The Company operates within one reportable segment.


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


Debt

VSE has a revolving loan agreement with a bank under which the Company can borrow up to $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. Under the loan agreement, the Company pays a fixed annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2005. The loan agreement contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. There were no amounts borrowed under this loan agreement as of September 30, 2004 or December 31, 2003. There was no interest expense incurred on this loan in 2004 and 2003.





                                     -7-
                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



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

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                      2004        2003      2004        2003
                                      ----        ----      ----        ----

Net income, as reported              $  885      $  523    $2,447      $1,391
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                   2          --         7          --

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects     (19)        (21)      (57)        (62)
                                     ------      ------    ------      ------
Pro forma net income                 $  868      $  502    $2,397      $1,329
                                     ======      ======    ======      ======
Earnings per share:

 Basic - as reported                 $ 0.40      $ 0.24    $ 1.10      $ 0.64
 Diluted - as reported               $ 0.38      $ 0.23    $ 1.06      $ 0.62

 Basic - pro forma                   $ 0.39      $ 0.23    $ 1.08      $ 0.61
 Diluted - pro forma                 $ 0.38      $ 0.22    $ 1.04      $ 0.60


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

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                    2004        2003       2004        2003
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   2,225,307   2,188,635  2,221,043   2,188,108

   Diluted effect of options        75,733      47,144     76,823      38,918
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   2,301,040   2,235,779  2,297,866   2,227,026
                                 =========   =========  =========   =========

Discontinued Operations

The Company ceased business operations in its Telecommunications Technology Division ("TTD") during the three months ended September 30, 2004, as all contract activity was completed in this component. Revenues and costs from TTD operations, together with the related tax benefits, have been reclassified as a loss from discontinued operations in the current and prior periods on the Company's consolidated statements of income. Approximately $4 thousand net current assets related to TTD were included in the September 30, 2004 balance sheet, comprised primarily of receivables.


Litigation

The Company and its subsidiaries have, in the normal course of business, claims against them. In the opinion of management, the resolution of any such claims will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Executive Overview

VSE Organization

The term "VSE" or "Company" refers to VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. VSE's business operations consist primarily of services performed by the Company's wholly owned subsidiaries and unincorporated divisions. The Company uses multiple operating entities to bid on and perform contract work. The use of an operating structure with multiple entities gives the Company certain competitive advantages and the flexibility to pursue a diverse business base.

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

TTD Discontinued Operations

In February 2003, VSE decided to terminate operations of TTD due to declining revenues and significant losses sustained by this division. TTD continued work on uncompleted contracts during 2003 and 2004 to satisfy its contractual obligations and upon finishing work in July 2004 TTD was classified as a discontinued operation. Some of TTD's technical capabilities were transferred to other VSE divisions. The loss of revenue associated with the termination of TTD operations is not significant compared to total VSE revenue, while the elimination of TTD losses will improve VSE profits.

VSE Customers and Services

The Company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the services rendered by the Company is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Army, Navy, and Air Force. Other customers include the Department of Homeland Security, the U.S. Postal Service, the Department of Energy, and the Department of Treasury.

The majority of VSE's work is performed for the U.S. Navy. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program. FMD supports the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, and air combat logistics. VSS provides the Navy with outsourcing decision assistance. VCG provides services to the U.S. Coast Guard that are similar to the work performed by BAV for the Navy.

VSE also performs a significant amount of its work for the U.S. Army. SED provides the Army with equipment refurbishment services, engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army, as well as other government agencies and commercial organizations, with quality training services for product, process, and management optimization. CED provides management oversight and coordinates support efforts for a variety of government work orders on a large Army contract.

The Company has also provided support services to the U.S. Postal Service for over twenty years and is continuing to support this customer through its SED Division. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. The Company has offered products, services, and support in network, multimedia, and audio-visual technology including design, installation, management and support for voice, data, multimedia and related projects to various government agencies and commercial organizations.

Management Outlook

VSE is experiencing a record setting year for revenues and profits in 2004, and based on projected revenue growth under existing contracts, is expecting this trend to continue into 2005. The Taiwan ship transfer work on the BAV contract (see "BAV Contract" below) is the primary reason for higher revenues in 2004 and is expected to continue to contribute significantly to near term revenue growth. Revenues in several of VSE's other divisions continue to grow. Funded contract backlog is an indicator of near term revenue performance. VSE's funded contract backlog began to increase in late 2003 and increased further in early 2004. The higher backlog levels have been maintained through September 30, 2004. VSE's company wide funded contract backlog at September 30, 2004, was approximately $161 million, as compared to approximately $83 million at December 31, 2003. Contract funding, and the revenue that results from it, is dependent on having contract ceiling availability. VSE has increased its contract ceiling availability significantly in 2003 and 2004 with the award of two large multiple award contracts. (See "Significant Multiple-Award Contracts" below.) Profit contributions in most of VSE's divisions have increased in recent quarters and are expected to improve further as the Company's revenue base grows.

Two areas of concern to management earlier in the year have improved. CED incurred losses in 2003 on the Rapid Response Support contract during its first year of operation and during the first nine months of 2004, due primarily to low revenue levels and to costs associated with the start-up of the division. CED's losses have decreased as the division has moved beyond the start-up phase and revenue levels have increased for both this division and on a company-wide basis. The Company expects CED to begin contributing to overall profitability in late 2004; however, the potential exists for future losses in CED if revenue expectations are not met. VSE has accrued liabilities of approximately $205 thousand for probable future losses associated with contract operations in this division as of September 30, 2004. The second concern involves the utilization of the Company's primary office facility. VSE does not always occupy all of the space in its primary leased office facility and has from time to time subleased parts of this facility to other tenants. During 2003, some of the Company's larger subtenants did not renew their subleases with VSE, which has resulted in some losses to the Company in 2003 and 2004 during the time that the space has been vacant. VSE has subleased some of the vacant office space to new tenants in 2004 and believes that the majority of the available space will be subleased in the near future, but a portion of the facility remains underutilized as of September 30, 2004. VSE has accrued liabilities of approximately $51 thousand for estimated future losses associated with this underutilization. The potential exists for continued underutilization of the facility that could have a further negative impact on earnings.

The longer term outlook for VSE centers on the uncertainty associated with the renewal of the BAV contract. (See discussion in "BAV Contract" below.) The U.S. Navy has issued a solicitation for bids on a new follow-on contract in 2004 and BAV is aggressively pursuing the award of the new contract. BAV is confident in its ability to win this award and continue work on the ship transfer program; however, the size of this effort will entice other companies to offer strong competition. Accordingly, there can be no assurance that BAV will win the new contract. If BAV fails to win the new contract, VSE will suffer a significant loss of future revenue and profits. To mitigate this risk, VSE is exploring potential acquisition opportunities. The Company intends to continue these efforts in 2004 and 2005.

BAV Contract

VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This cost-plus contract is a ten-year contract awarded in 1995 and has a total ceiling value of over $1 billion over the life of the contract. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation primarily due to changes in the level of activity associated with the Navy's ship transfer program.

During its life, this contract has been the Company's single largest revenue producer, and revenues generated by this contract accounted for approximately 54% and 48% of consolidated revenues during the nine month periods ended September 30, 2004 and 2003, respectively. The U.S. Navy has approved the transfer of four U.S. Navy ships to Taiwan, with work related to this transfer to be performed under the BAV contract. This transfer has resulted in an increase in the revenues of BAV of approximately 96% during the first nine months of 2004 as compared to the same period in 2003. The Taiwan ship transfer effort is expected to continue to provide BAV with elevated revenue levels in 2005 and into 2006. Funded backlog on the BAV contract was approximately $72 million as of September 30, 2004, as compared to approximately $48 million as of December 31, 2003.

Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods during a year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The three month periods ended September 30, 2004 and 2003 do not include BAV award fee income.

The original BAV contract ending date was in 2005. The Navy recently modified the original contract for the purpose of ensuring continuity of work with respect to the transfer of four ships to Taiwan. The modification provided contractual coverage for this specific work effort into 2007. The Navy has issued a solicitation for bids on a new contract for the overall ship transfer program through a competitive bidding process. The bid submission date is in the fourth quarter of 2004 and award will be made after a period of evaluation by the Navy. BAV is preparing to submit a bid and is confident in its ability to win the award of the new contract, but there is a risk that the award could be made to another bidder.

Significant Multiple-Award Contracts

In January 2003, VSE formed its Communications and Engineering Division (CED) upon the award of a multi-year Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total ceiling of $2.9 billion over an eight-year period. This is a multiple award, indefinite delivery, indefinite quantity contract, and VSE is one of several awardees eligible to share in the potential contract ceiling amount. This contract has generated revenue of approximately $18.7 million and $6.6 million during the nine month periods ended September 30, 2004 and 2003, respectively.

In September 2004, FMD was awarded a contract by the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This is a multiple award, indefinite delivery, indefinite quantity, cost-plus-fixed-fee contract with a total contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. VSE is one of seven awardees eligible to share in the potential total contract ceiling amount.

While future VSE revenue from these two contracts cannot be predicted with certainty, the award of these contracts provides the Company with the opportunity to compete for work that is expected to contribute to future revenue growth.

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

                             Concentration of Continuing Revenues
                                      (in thousands)
                           For the nine months ended September 30,
                           ---------------------------------------
                               2004                  2003
     Source of Revenue       Revenues     %        Revenues     %
     -----------------       --------     -        --------     -
     BAV Egypt               $ 37,406    23%       $ 31,879    35%
     BAV Taiwan                43,774    28%          5,635     6%
     BAV Other                  5,306     3%          6,754     7%
                             --------   ----       --------   ----
     Total BAV               $ 86,486    54%       $ 44,268    48%

     VSE Other                 72,383    46%         46,606    52%
                             --------   ----       --------   ---
          Total Revenues     $158,869   100%       $ 90,874   100%
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

Revenue Recognition

Substantially all of the Company's services are performed for its customers on a contract basis. The three primary types of contracts used are cost-type contracts (approximately 74% of revenues), time and materials contracts (approximately 12% of revenues), and fixed-price contracts (approximately 14% of revenues). Revenues result from work performed on these contracts by the Company's employees and from pass-through of costs for material and work performed by subcontractors.

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

Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked times the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on certain other fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, or manufacturing services performed to the customer's specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of September 30, 2004, VSE has recognized approximately $145 thousand in risk funding. VSE believes that it will receive funding for all of this risk funding revenue. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of September 30, 2004, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

Contingencies

From time to time VSE is subject to proceedings, lawsuits and other claims related to environmental, labor and other matters. VSE is required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly.

Income Taxes

The carrying value of VSE net deferred tax assets is based on assumptions regarding VSE's ability to generate sufficient future taxable income to utilize these deferred tax assets. If the estimates and related assumptions regarding VSE's future taxable income change, VSE may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense.


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income from continuing operations, and the changes in these items for the nine month periods ended September 30, 2004 and 2003 (in thousands):
                                                                    2004
                                                                  Compared
                                                                     to
                                                                    2003
                          Three Months       Nine Months      ----------------
                      Ended September 30, Ended September 30, Three      Nine
                         2004     2003       2004      2003   Months    Months
                         ----     ----       ----      ----   ------    ------
Revenues . . . . . .   $62,223  $36,339   $158,869  $ 90,874  $25,884  $67,995
                       =======  =======   ========  ========  =======  =======
Income before income
  taxes  . . . . . .   $ 1,442  $   870   $  3,990  $  2,381  $   572  $ 1,609
Provision for income
  taxes  . . . . . .       557      340      1,542       912      217      630
Income from Continuing -------  -------   --------  --------  -------  -------
  operations . . . .   $   885  $   530   $  2,448  $  1,469  $   355  $   979
                       =======  =======   ========  ========  =======  =======

Revenues increased by approximately 71% and 75% for the three month and nine month periods ended September 30, 2004, respectively, as compared to the same periods of 2003. The primary reasons for the increase in revenues were 1) an increase in work performed under the BAV contract, including increased revenues associated with the Taiwan ship transfer; 2) the CED Rapid Response contract received work orders that generated revenues throughout the full nine month period in 2004, as compared to the prior year when the contract was awarded in February of 2003 and did not begin to receive any significant amount of work until September; and 3) increased levels of work performed by FMD due in part to the Navy's elevated readiness requirements. Work requirements and revenues also increased in SED, MSD and VCG.

Income before income taxes increased by approximately 66% and 68% for the three month and nine month periods ended September 30, 2004, as compared to the same periods of 2003. The increases were primarily due to 1) profits earned on the increased revenues; 2) higher profit margins in SED, FMD, and Energetics attributable in part to the revenue growth and the Company's ability to spread corporate costs over a larger revenue base; and 3) a decrease in the losses incurred by CED in 2004 as compared to 2003 due to the increased CED and company-wide revenues and to improved CED margins as the division matures beyond the start-up phase. The increase for the nine month period was partially offset by an increase in selling, general and administrative expenses primarily attributable to costs associated with vacant facilities.

Discontinued Operations

In July 2004, all business operations associated with the Company's TTD division ceased. Accordingly, prior period consolidated financial statements have been restated to reflect the financial results of TTD as discontinued operations. The revenues, costs and expenses of TTD have been excluded from the respective captions in the Consolidated Statement of Operations. The loss from discontinued operations associated with TTD, net of tax, in the nine month periods ended September 30, 2004 and 2003 was $1 thousand and $78 thousand, respectively.


Financial Condition

VSE's financial condition did not change materially during the nine months ended September 30, 2004. The Company's largest assets are its cash and cash equivalents and its accounts receivable. The largest liabilities are its accounts payable and accrued expenses. Cash and cash equivalents decreased approximately $3.7 million, accounts receivable increased approximately $26.7 million, and accounts payable increased approximately $21.6 million during the first nine months of 2004 due primarily to the increase in the level of business activity and the associated billings to customers and subcontractor payments required to perform this work. The change in total stockholders' investment in this period resulted primarily from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $3.7 million during the nine months ended September 30, 2004. The decrease in cash and cash equivalents during this period resulted from cash used in investing activities of approximately $2.3 million, cash used in operating activities of approximately $1.4 million, and cash provided by financing activities of approximately $10 thousand. Investing activities consisted of expansion and improvement of facilities of approximately $755 thousand and purchases of property and equipment, net of dispositions, of approximately $1.5 million. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock due to the exercise of stock options.

Cash and cash equivalents increased by approximately $3.9 million during the nine months ended September 30, 2003. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $4.6 million, cash used in investing activities of approximately $530 thousand, and cash used in financing activities of approximately $232 thousand. Investing activities consisted of purchases of property and equipment. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock due to the exercise of stock options.

The difference between cash used in operating activities of approximately $1.4 million in 2004 as compared to cash provided by operating activities of approximately $4.6 million in 2003 is primarily due to changes in the levels of accounts receivable and accounts payable resulting from increases in revenue and associated subcontractor activity.

Quarterly cash dividends were paid at the rate of $.04 per share during the six months ended June 30, 2004, and $.05 per share during the three months ended September 30, 2004. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

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

The Company invested approximately $755 thousand related to expansion and improvement of facilities at two locations during the nine months ended September 30, 2004 and has plans to invest an additional amount of approximately $465 thousand during the remainder of 2004 or early 2005. These investments were for the expansion of its facility in Ladysmith, Virginia in support of the expected growth in its System Engineering Division and improvements at its primary office facility in Alexandria, Virginia.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement, which expires May 31, 2005, provided loan financing up to a maximum commitment of $15 million as of September 30, 2004. The Company has determined that the $15 million commitment is adequate to cover current and future liquidity requirements. The Company has not borrowed against this loan in 2004 or 2003. Performance of work under the BAV contract and other contracts requiring large subcontract or material expenditures have the potential to cause substantial requirements for working capital; however, management believes that current cash surpluses, cash flows from future operations, and the bank loan commitment are adequate to meet current operating cash requirements.


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



                                     -20-
VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

Based on their most recent evaluation, which was completed as of September 30, 2004, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company's management, including its principal executive officer and principal financial officer, as appropriate, allows timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits.

 Exhibit No.
 -----------
    31.1    Section 302 CEO Certification

    31.2    Section 302 CFO and PAO Certification

    32.1    Section 906 CEO Certification

    32.2    Section 906 CFO and PAO Certification


       (b)  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on August 2, 2004, which included a press release announcing financial results for the second quarter of 2004 which ended June 30, 2004.


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

                         VSE CORPORATION



Date:  October 29, 2004                /s/ D. M. Ervine
                                       _____________________________________
                                       D. M. Ervine
                                       Chairman, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer