Form 10-K
period 2004-12-31
VSE CORP
filed 2005-03-09
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                    22303-1499
  (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code            (703) 960-4600

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

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2004, was approximately $24.7 million based on the last reported sales price of the Registrant's common stock on the Nasdaq National Market as of that date.

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of March 9, 2005: 2,279,625.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 3, 2005, are incorporated by reference into Part III of this report.

                              TABLE OF CONTENTS


                                                                           Page
PART I

ITEM 1.         Business . . . . . . . . . . . . . . . . . . . . . . . . .    3
ITEM 2.	        Properties . . . . . . . . . . . . . . . . . . . . . . . .    9
ITEM 3.         Legal Proceedings	 . . . . . . . . . . . . . . . . .    9
ITEM 4.	        Submission of Matters to a Vote of Security Holders  . . .    9
		Executive Officers of the Registrant . . . . . . . . . . .   10

PART II

ITEM 5.	        Market for Registrant's Common Equity and Related
		Stockholder Matters  . . . . . . . . . . . . . . . . . . .   11
ITEM 6.	        Selected Financial Data	 . . . . . . . . . . . . . . . . .   13
ITEM 7.	        Management's Discussion and Analysis of Financial
		Condition and Results of Operations  . . . . . . . . . . .   14
ITEM 8.	        Financial Statements and Supplementary Data  . . . . . . .   30
ITEM 9.	        Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure  . . . . . . . . . . .   52

PART III

ITEM 10.	Directors and Executive Officers of the Registrant . . . .   52
ITEM 11.	Executive Compensation . . . . . . . . . . . . . . . . . .   53
ITEM 12.	Security Ownership of Certain Beneficial Owners and
		Management . . . . . . . . . . . . . . . . . . . . . . . .   53
ITEM 13.	Certain Relationships and Related Transactions . . . . . .   53
ITEM 14.	Principal Accountant Fees and Services . . . . . . . . . .   53

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on
		Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   53

                Signatures . . . . . . . . . . . . . . . . . . . . . . . .   55

                                       2
Forward Looking Statements

       This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company" or the "Registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business," "Management's Discussion and Analysis," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.



                                    Part I

ITEM 1. Business

(a)    General Development of Business

       VSE was incorporated in Delaware in 1959. The parent company primarily serves as a centralized management and consolidating entity for the business operations conducted by the Company's wholly owned subsidiaries and divisions. Wholly owned subsidiaries include Energetics Incorporated ("Energetics") and VSE Services International, Inc. ("VSI"). Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Fleet Maintenance Division ("FMD"), GSA Services Division ("GSA Services"), Management Sciences Division ("MSD"), Ordnance Division ("Ordnance"), Systems Engineering Division ("SED"), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS").
The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

       Energetics is currently VSE's only active subsidiary. VSE's wholly owned subsidiaries, Human Resource Systems, Inc. ("HRSI") and Ship Remediation and Recycling, Inc. ("SRR"), were dissolved in May, 2004. Active divisions through the end of 2004 include BAV, VCG, CED, FMD, MSD, SED, and VSS. Upon finishing work on its final contract in July 2004, TTD was classified as a discontinued operation. As of December 31, 2004, VSI, GSA Services, Ordnance, and TTD are not conducting any current business operations. Work contracted under GSA schedules is performed directly by each of the operating divisions or subsidiaries.

       The Company's business operations consist primarily of diversified engineering, logistics, management, technical and equipment maintenance

                                       3
services performed on a contract basis. Substantially all of the Company's contracts are with agencies of the United States Government (the "government") and other government prime contractors. The Company's customers also include non-government organizations and commercial entities.

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

(b)    Financial Information

       VSE operations are conducted within a single reporting segment and financial information is presented on a company-wide basis. In 2004, all business operations associated with the Company's TTD division ceased and financial results of TTD are presented as discontinued operations. Financial information for the three years ended December 31, 2004, appears in the "Consolidated Statements of Operations" contained in this Form 10-K.

(c)    Narrative Description of Business

Services and Products

       VSE engineering, logistics, management, equipment maintenance, information technology, and technical services include a broad array of capabilities and resources used in program planning; systems integration support; configuration management; computer-aided drafting and design; design and engineering, including prototype development; ship reactivation and transfer support; logistics management; design and installation of intelligent conference rooms; training, consulting and implementation support; quality training services for product, process, and management optimization; technology insertion; environmental management and support; technology research, development and demonstration programs involving energy conservation and efficiency; advanced technology transfers; technology roadmaps; and feasibility, assessment and development programs.

       Typical projects include sustaining engineering and maintenance support for military vehicles and combat trailers; military equipment refurbishment and modification; ship maintenance, repair, overhaul planning and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; life cycle support for ships; ship communication systems; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer LAN, and telecommunications systems; cross-platform technical data, product data and technical manual support.


Contracts

       Depending on solicitation requirements and other factors, VSE offers its professional and technical services and products through various competitive

                                       4
contract arrangements and business units which are responsive to customer requirements and which may also provide an opportunity for diversification. Such arrangements may include prime contracts, subcontracts, cooperative arrangements, joint ventures, dedicated ventures, GSA schedules, dedicated cost centers (divisions) and subsidiaries. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services. The services ordered pursuant to such arrangements are normally performed and completed within one year.

       Substantially all of the Company's revenues are derived from contract services performed for the government. The U.S. Navy is VSE's largest single customer. Other significant customers include the U.S. Army and the Department of Energy. The Company's customers also include various other government agencies, non-government organizations, and commercial entities.

                     VSE Revenues by Customer
                      (Dollars in Thousands)
                          2004              2003              2002
Customer               Revenues      %    Revenues      %    Revenues      %
--------               --------      -    --------      -    --------      -
U.S. Navy  . . . . . . $157,433    72.9   $ 93,957    70.6   $102,739    80.0
U.S. Army  . . . . . .   27,384    12.7     16,374    12.3      5,718     4.4
Department of Energy .   10,578     4.9     11,405     8.6     11,660     9.1
U.S. Coast Guard . . .    8,498     3.9      4,946     3.7      1,895     1.5
U.S. Air Force . . . .    3,628     1.7      2,287     1.7      2,188     1.7
All other government .    6,535     3.0      2,408     1.8      3,315     2.6
Commercial and other .    1,955     0.9      1,682     1.3        902     0.7
                       --------   -----   --------   -----   --------   -----
   Total               $216,011   100.0   $133,059   100.0   $128,417   100.0
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

       As a result of the bundling trend described above, the Company has some divisions for which revenues are derived predominantly from one major contract effort. The Company's largest contract, performed by BAV, is with the U.S. Navy and accounted for approximately 52%, 48%, and 56% of consolidated revenues in 2004, 2003, and 2002, respectively. This contract is a ten-year contract awarded in 1995, and it has a total contract ceiling of over one billion

                                       5
dollars. The Navy has issued a solicitation for proposals on a new contract for the overall ship transfer program through a competitive solicitation process. For further discussion, refer to "Longer Term Concerns" under Management Outlook.

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

       Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, or manufacturing services performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

Backlog

       Funded backlog for government contracts represents a measure of the Company's potential future revenues and is defined as the total estimated value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. VSE's funded backlog as of December 31, 2004, increased to approximately $168 million, the highest backlog in the Company's history. Funded backlog as of December 31, 2003 and 2002 was approximately $83 million and $44 million, respectively. The increases in funded backlog during these years are primarily due to increases in funding on the Company's existing contracts. Changes in funded backlog on existing contracts are sometimes unpredictable due to uncertainties associated with changing program requirements and the ultimate availability of funds. The majority of the Company's funded backlog is expected to be completed within one year.

                                       6
       In addition to the increases in funding on current contracts, there were significant increases in total contract ceiling amounts available for use by the Company resulting from large multiple award, indefinite delivery, indefinite quantity contracts awarded by the U.S. Army and U.S. Navy to the Company in 2004 and 2003. While the award of these contracts has increased the opportunities available to VSE to pursue future work, the Company does not believe that such opportunities are quantifiable until they are appropriated and funded by the procuring agencies.

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

Personnel

       VSE services are provided by a staff of professional and technical personnel having high levels of education, experience, training and skills.
As of February 28, 2005, VSE employed approximately 625 employees. Principal categories of VSE technical personnel include (a) engineers, and technicians in mechanical, electronic, chemical, industrial, energy and environmental services,
(b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, and (f) logisticians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The Company considers its relationships with employees to be excellent.

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

       Government agencies have placed emphasis on awarding contracts of the types performed by VSE on a competitive basis as opposed to a sole source or other non-competitive basis. Most, but not all, of the significant contracts currently performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration ("GSA"). GSA provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. The Company has four GSA schedule contracts for different classes of services, but there is no assurance regarding the level of work which may be obtained by VSE under these contract arrangements. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in VSE's business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business for VSE and its competitors, thereby intensifying competition for the remaining business.

                                       7
       It is not possible to predict the extent and range of competition that VSE will encounter as a result of changing economic or competitive conditions, customer requirements, or technological developments. VSE believes the principal competitive factors for the professional and technical services business in which it is engaged are technical and financial qualifications, quality and innovation of services and products, past performance, and low price.

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

       A large percentage of VSE's contract work is performed by subcontractors, which raises certain performance and financial risks to VSE. While subcontractor terms generally specify the terms and performance for which the subcontractor is liable to VSE, in the event of any unsatisfactory performance on the part of

                                       8
subcontractors, the Company still must bear the cost to ensure satisfactory performance on its prime contracts.

Available Information

       Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available free of charge through VSE's website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the Securities Exchange Commission.


ITEM 2.    Properties

       VSE's principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by VSE through April 30, 2008. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 15 other U.S. leased facilities located near customer sites to facilitate communications and enhance project performance. These facilities are generally occupied under short-term leases and currently include an aggregate of approximately 139,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the United States, generally at foreign shipyards.

       VSE owns and operates an engineering test center in Ladysmith, Virginia, consisting of approximately 45 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 17,000 square feet of space. This property is used by VSE to test military equipment for which VSE provides system technical support or other engineering services; to provide maintenance and refurbishment services for military equipment; and to supplement Alexandria, Virginia, office and shop facilities.


ITEM 3.    Legal Proceedings

       VSE and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's results of operations or financial position.


ITEM 4.    Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2004.




                     EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth information concerning the executive officers of the Registrant as of March 9, 2005. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Mr. Dacus who joined VSE in 2001 and previously served as an officer of VSE from 1984 to 1991. From 1991 to 2001, Mr. Dacus served as an officer in four high technology service companies. Mr. Dacus's career includes over 30 years experience in managing high technology engineering programs and projects.

       The executive officers are chosen annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name                             Age     Position with Registrant
----                             ---     ------------------------
Thomas G. Dacus	. . . . . . . .   59     Senior Vice President and Director,
                                         Federal Group

Donald M. Ervine  . . . . . . .   68     Chairman and Chief Executive Officer,
                                         President and Chief Operating Officer

Robert J. Kelly . . . . . . . .   67     VSE Director; Chairman and President,
                                         Energetics Incorporated and Director,
                                         Energy and Environment Group

James M. Knowlton . . . . . . .   62     Executive Vice President and
                                         Director, International Group

Thomas R. Loftus  . . . . . . .   49     Senior Vice President and Chief
                                         Financial Officer

Craig S. Weber  . . . . . . . .   60     Executive Vice President, Chief
                                         Administrative Officer, and Secretary












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

	Quarter Ended           High             Low           Dividends
	-------------           ----             ---           ---------
       2003:
       March 31 . . . . . . .  $13.98          $ 8.15            $.04
       June 30  . . . . . . .   12.79            7.81             .04
       September 30 . . . . .   13.85           10.26             .04
       December 31  . . . . .   13.50           10.52             .04
       For the Year            $13.98          $ 7.81            $.16


	2004:
	March 31  . . . . . .  $19.10          $12.35            $.04
       June 30  . . . . . . .   27.00           14.62             .05
       September 30 . . . . .   33.91           14.00             .05
       December 31  . . . . .   33.91           22.56             .05
       For the Year            $33.91          $12.35            $.19

(b)    Holders

       There were approximately 1,265 stockholders of VSE common stock as of February 1, 2005, consisting of approximately 268 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's 2004 Annual Meeting of Stockholders held on May 3, 2004, to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c)    Dividends

       Cash dividends were declared at the rate of $.04 per share for the quarter ending March 31, 2004 and $.05 per share for the quarters ending
June 30, 2004, September 30, 2004 and December 31, 2004. Pursuant to VSE's bank loan agreement (see Note 8 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

(d)    Equity Compensation Plan Information

       The following table provides information about the Company's equity compensation plans as of December 31, 2004:

                                                          Number of Shares
                                                             Remaining
                                                           Available for
                         Number of         Weighted       Future Issuance
                        Shares to be       Average         Under Equity
                        Issued upon        Exercise      Compensation Plans
                        Exercise of        Price of      (excluding shares
                        Outstanding       Outstanding      reflected in
                        Options (1)         Options         column (a))
Plan Category               (a)               (b)             (c) (2)
-------------           -----------       -----------     -----------------
Equity compensation
plans approved by
shareholders  . . . . .   274,438           $13.47            280,000

Equity compensation
plan not approved
by shareholders . . . .         -                -                  -
                          -------           ------            -------
Total                     274,438           $13.47            280,000
                          =======           ======            =======


(1) Includes options covering 70,000 shares of VSE stock granted as of January 1, 2005.

(2)  Excludes 281,933 shares of issued and outstanding shares of VSE Common
Stock (par value $.05 per share) held by the VSE Corporation Employee
ESOP/401(k) Plan, which shares may be transferred to Plan participants on retirement or termination of VSE employment or pursuant to ESOP diversification.















ITEM 6.    Selected Financial Data

(In thousands, except per share data)
                                                  2004       2003      2002      2001     2000
                                                  ----       ----      ----      ----     ----
Revenues, principally from contracts . . . . . $216,011   $133,059  $128,417  $103,490  $121,456
                                               ========   ========  ========  ========  ========

Income from continuing operations  . . . . . . $  3,445   $  2,090  $  1,585  $    547  $  1,797
(Loss) income from discontinued operations . .       (1)       (79)     (933)      308      (829)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $  3,444   $  2,011  $    652  $    855  $    968
                                               ========   ========  ========  ========  ========

Basic earnings per common share:
  Income from continuing operations  . . . . . $   1.54   $    .96  $    .73  $    .26  $    .85
  Loss (income) from discontinued operations .        -       (.04)     (.43)      .14      (.39)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $   1.54   $    .92  $    .30  $    .40  $    .46
                                               ========   ========  ========  ========  ========
Diluted earnings per common share:
  Income from continuing operations  . . . . . $   1.49   $    .94  $    .72  $    .26  $    .85
  Loss (income) from discontinued operations .        -       (.04)     (.42)      .14      (.39)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . .     1.49   $    .90  $    .30  $    .40  $   . 46
                                               ========   ========  ========  ========  ========

Working Capital  . . . . . . . . . . . . . . . $ 15,583   $ 13,394  $ 10,762  $  8,807  $  8,364
                                               ========   ========  ========  ========  ========

Total assets . . . . . . . . . . . . . . . . . $ 60,352   $ 40,776  $ 32,075  $ 33,209  $ 31,523
                                               ========   ========  ========  ========  ========

Long-term debt . . . . . . . . . . . . . . . . $      -   $      -  $      -  $    351  $      -
                                               ========   ========  ========  ========  ========

Stockholders' investment . . . . . . . . . . . $ 23,043   $ 19,058  $ 17,043  $ 16,475  $ 15,793
                                               ========   ========  ========  ========  ========

Cash dividends per common share  . . . . . . . $    .19   $    .16  $    .16  $    .16  $    .16
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

       Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary. VSE's Human Resource Systems, Inc. ("HRSI") subsidiary was active in 2003 and 2002. The sole HRSI contract expired on May 31, 2003, and this work was continued on a new contract in a VSE division. HRSI was dissolved in 2004. Active divisions through the end of 2004 include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED"), and Value Systems Services Division ("VSS"). Beginning in 2005, the Company transferred the operations of VSS to another division and will rename and position VSS for other business pursuits.

       VSE also has several other subsidiaries and divisions that were inactive in 2004, but had contract activity in prior years.

TTD Discontinued Operations

       In February 2003, VSE decided to terminate operations of its Telecommunications Technologies Division ("TTD") due to declining revenues and significant losses sustained by this division. TTD continued work on uncompleted contracts during 2003 and 2004 to satisfy its contractual obligations and upon finishing work in July 2004 TTD was classified as a discontinued operation. Some of TTD's technical capabilities were transferred to other VSE divisions. The loss of revenue associated with the termination of TTD operations is not significant compared to total VSE revenue, while the elimination of TTD losses will improve VSE profits.

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

       The majority of VSE's work is performed for the U.S. Navy. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program (see "BAV Contract" below). FMD supports the Navy

                                       14
by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, and air combat logistics. VSS has provided the Navy with outsourcing decision assistance. VCG provides services to the U.S. Coast Guard that are similar to the work performed by BAV for the Navy.

       VSE also performs a significant amount of its work for the U.S. Army. SED provides the Army with equipment refurbishment services, military vehicle protection systems, engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army, as well as other government agencies and commercial organizations, with quality training services for product, process, and management optimization. CED provides management oversight and coordinates support efforts for a variety of government work orders on a large Army contract.

       The Company has also provided support services to the U.S. Postal
Service for over twenty years and is continuing to support this customer through its SED Division. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. The Company also provides support services to the U.S. Department of Treasury and has offered products, services, and support in network, multimedia, and audio-visual technology including design, installation, management and support for voice, data, multimedia and related projects to various government agencies and commercial organizations.

BAV Contract

       VSE's BAV Division has a contract with the U.S. Navy to provide engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This cost-plus contract was awarded as a ten-year contract in 1995 and has a total ceiling value of over $1 billion. The level of revenues and associated profits resulting from fee income generated by this contract varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation primarily due to changes in the level of activity associated with the Navy's ship transfer program.

       During its life, this contract has been the Company's single largest revenue producer. Revenues generated by this contract have typically accounted for approximately 40% to 50% of VSE's consolidated revenues, and during 2004 and 2003 the contract accounted for approximately 52% and 48% of consolidated revenues, respectively. One of the major efforts currently conducted under this contract is the transfer of four U.S. Navy ships to Taiwan. The original BAV contract is scheduled to end in 2005. The Navy has issued a solicitation for proposals on a new contract for the overall ship transfer program through a competitive solicitation process. For further discussion, refer to "Longer Term Concerns" under Management Outlook.

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

Government Procurement Policies and Practices

       VSE's business is subject to the risks arising from economic conditions and political factors that may impact the budgets and program funding of customers served through VSE's contracts. VSE's revenues have historically been subject to annual fluctuations resulting from changes in the level of Defense spending. Future budgetary and funding decisions by government lawmakers or Defense restructuring efforts could affect the types and level of services provided by VSE to its government customers and could have a material adverse impact on the Company's results of operations.

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

       Company revenues over a period of time can also depend on the length of its contracts. The length of time for which a government contract is issued can vary depending on changes in contracting regulations and other factors. During 2004, the Defense Department issued rules and rule clarifications limiting the length of contracts to five years and then later extended this limit to ten years. The Company is unable to predict what impact these changes will have on future contract awards and revenues.

       Other government procurement practices that can affect the Company's revenues are the use of past performance criteria that may preclude entrance into new government markets and government social programs that limit contract work to small, woman, or minority owned businesses. Additional risk factors that

                                       16
could potentially affect the Company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Global Economic Conditions and Political Factors

       VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV contract could potentially affect sales. The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could potentially increase the political risks associated with BAV contract revenues. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the BAV contract could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV contract to a single foreign government. BAV contract sales to Egypt have historically represented a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV contract during 2004 also represented a large percentage of total sales, and is expected to also represent a large percentage of 2005 sales. If BAV is successful in winning the new follow-on contract for this work, future years' revenues are expected to include large amounts of BAV contract sales to both Egypt and Taiwan. In addition to the effect on BAV revenues, international tensions can also affect work by FMD on U.S. Navy ships when they are deployed away from U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could have a material adverse impact on the Company's results of operations.

             Concentration of Revenues From Continuing Operations
                                (in thousands)
                        2004               2003               2002
Source of Revenue     Revenues     %     Revenues     %     Revenues    %
-----------------     --------     -     --------     -     --------    -
BAV Egypt . . . .     $ 50,250    23.3   $ 44,190    33.2   $ 38,170   29.7
BAV Taiwan  . . .       56,038    25.9     12,368     9.3      5,825    4.5
BAV Other . . . .        6,675     3.1      7,259     5.5     28,077   21.9
                      --------   -----   --------   -----   --------  -----
  Total BAV            112,963    52.3     63,817    48.0     72,072   56.1

VSE Other . . . .      103,048    47.7     69,242    52.0     56,345   43.9
                      --------   -----   --------   -----   --------  -----
  Total Revenues      $216,011   100.0   $133,059   100.0   $128,417  100.0
                      ========   =====   ========   =====   ========  =====

Management Outlook

A Record Year

       VSE experienced a record setting year for revenues and profits in 2004. The Taiwan ship transfer work on the BAV contract is the primary reason for higher revenues in 2004. This transfer has resulted in an increase in the revenues of BAV of approximately 77% during 2004 as compared to 2003. The CED Rapid Response contract (see "Significant Contract Awards" below) and FMD's continuing work on Navy programs contributed significantly to increased revenues

                                       17
for 2004. Revenues in several of VSE's other divisions also showed strong growth in 2004. See "Results of Operations" below for a more detailed discussion of 2004 results.

Prospects for Continued Growth

       There are several indications that VSE will continue to increase its revenues and profits in 2005. These indicators include:

       Taiwan Ship Transfer

       The Taiwan ship transfer effort is expected to continue to provide BAV with elevated revenue levels in 2005 and into 2006. Funded backlog on the BAV contract was approximately $71 million as of December 31, 2004, as compared to approximately $48 million as of December 31, 2003.

       TBPS Program

       In November 2004, VSE's SED Division was awarded a fixed-price letter contract by the U.S. Army to begin work on a program to provide a protection system for Army vehicles, the Tanker Ballistic Protection System ("TBPS"). Under this program, SED will apply a Fuel Tank Self-Sealing System and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from damage resulting from hostile fire. The Army subsequently modified the original letter contract to increase the number of tankers to be modified and has funded this program for approximately $17 million as of December 31, 2004. Testing and preparatory work on this program was conducted in November and December 2004 and the TBPS was applied to the first tanker in January 2005. Accordingly, SED began recognizing revenue on this contract based on units delivered in January 2005. SED expects to receive a definitive contract and additional funding in early 2005 to formalize contract coverage. There is also the possibility that the Army may increase the scope of work by adding more tankers to be included in the program, which would further increase the work performed by SED. This program presents new risks and challenges to VSE's business while also increasing the potential for greater revenue growth and profitability in 2005.

       Significant Contract Awards

       In 2003 and 2004, VSE received three contract awards with large ceiling amounts. These are multiyear, multiple award, indefinite delivery, indefinite quantity contracts, with no funding committed at the time of award. VSE is one of several awardees on each contract. In general, VSE's realized revenues from these contracts are significantly below their respective ceiling amounts and future VSE revenue from these contracts cannot be predicted with certainty. These contract awards, however, provide VSE with opportunities to compete for work that may contribute significantly to future revenue growth.

       In January 2003, VSE formed its Communications and Engineering Division
(CED) upon the award of a multiyear Rapid Response support contract by the U.S. Army Communications-Electronics Command (CECOM). The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be

                                       18
realized, this contract has generated revenues for VSE of approximately $27 million and $12 million during 2004 and 2003, respectively.

       In April 2004, FMD was awarded a contract by the U.S. Navy, SeaPort Enhanced, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. This contract has not generated any revenue for the Company as of December 31, 2004.

       In September 2004, FMD was awarded a contract by the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This contract has a total contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. This contract has not generated any revenue for the Company as of December 31, 2004.

       Increases in Bookings and Funded Backlog

       Revenue increases in government contracting businesses such as that experienced by VSE in 2004 are typically preceded by increases in contract funding ("Bookings") and a build-up of funded contract backlog. VSE's Bookings and funded backlog began to increase in late 2003 and continued increasing through the end of 2004, giving the Company a firm basis for a continuation in revenue growth in 2005.

                                                       (in $ millions)
                                              2004           2003        2002
                                              ----           ----        ----
Bookings . . . . . . . . . . . . . . . .       303            181         116
Funded Backlog . . . . . . . . . . . . .       168             83          44
Revenues . . . . . . . . . . . . . . . .       216            133         128


Previous Concerns Mitigated

       Two areas of concern to management at the beginning of 2004 have shown improvement and are of less concern going into 2005. CED incurred losses in 2003 on the Rapid Response Support contract during its first year of operation and during the first nine months of 2004, due primarily to low revenue levels and to costs associated with the start-up of the division. CED's losses have decreased as the division has moved beyond the start-up phase and revenue levels have increased for both this division and on a company-wide basis. CED revenues are expected to continue to have a positive impact on overall Company profitability in 2005; however, the potential exists for future losses in CED if revenue expectations are not met. VSE has accrued liabilities of approximately $158 thousand against any future losses associated with CED operations as of December 31, 2004.

       The second concern involved the utilization of the Company's primary office facility. VSE does not always occupy all of the space in its primary leased office facility and has from time to time subleased parts of this

                                       19
facility to other tenants. During 2003, some of the Company's larger subtenants did not renew their subleases with VSE, which resulted in some losses to the Company in 2003 and 2004 during the time that the space was vacant. VSE was successful in efforts to sublease a majority of the vacant office space to new tenants in 2004 and believes that more vacant space will be subleased in the near future, but a portion of the facility remains underutilized as of December 31, 2004. The remaining vacant space presents a risk that could have a negative impact on future earnings; however, the Company believes it has adequate accrued liabilities of approximately $48 thousand for estimated future losses associated with this underutilization.

Longer Term Concerns

       The original BAV contract ending date was in 2005. In 2003, the Navy modified the contract expiration date from 2005 to 2007 to ensure continuity of work with respect to the Taiwan Ship Transfer. The Navy has issued a solicitation for proposals on a new contract for the overall ship transfer program through a competitive solicitation process. While BAV has submitted a proposal and believes it has an excellent chance to win the new contract award, there is a risk that the award could be made to another contractor. The award will be made after a period of evaluation by the Navy. The uncertainty associated with the award of the new BAV contract significantly affects the longer term outlook for VSE. If BAV fails to win the new contract, VSE will suffer a substantial reduction in its annual revenue and profits attributable to this program.

       The Company's revenues and profits increased significantly in 2004 and are expected to increase further in 2005. There is a possibility that some of the programs contributing significantly to VSE revenues and profits in these years will expire after 2005. The expiration of these programs will present challenges for the company to sustain the same level of revenue and profit growth beyond 2005.

       To mitigate these risks, VSE is submitting proposals to win new work and is exploring potential acquisition opportunities.


Recent Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board issued
SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

       The Company can adopt SFAS 123(R) in one of two ways - the modified prospective method or the modified retrospective method. The Company will adopt SFAS 123(R) on July 1, 2005 and is currently evaluating the alternative methods.

       As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as

                                       20
such, generally recognizes no compensation cost for employee stock options.
The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company's consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the years ending December 31, 2004, 2003 and 2002 for such excess tax deductions were approximately $433 thousand, $14 thousand, and $22 thousand for 2004, 2003 and 2002, respectively.


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


                                       21
       Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, or manufacturing services performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

       The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. Revenues recognized in 2004 include approximately $133 thousand for which the Company had not received formalized funding as of December 31, 2004. The Company received funding modifications for approximately $77 thousand of this amount in February 2005, leaving approximately $56 thousand of 2004 revenues classified as risk funding. VSE believes that it will receive funding for this remaining risk funding revenue.

       Revenues by contract type for the three years ended December 31, 2004 were as follows (in thousands):

                        2004               2003               2002
Contract Type         Revenues     %     Revenues     %     Revenues    %
-------------         --------     -     --------     -     --------    -
Cost-type . . . . .   $148,043    68.5   $ 93,552    70.3   $106,235   82.7
Time and materials.     31,928    14.8     24,362    18.3     14,482   11.3
Fixed-price . . . .     36,040    16.7     15,145    11.4      7,700    6.0
                      --------   -----   --------   -----   --------  -----
                      $216,011   100.0   $133,059   100.0   $128,417  100.0
                      ========   =====   ========   =====   ========  =====

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

Goodwill

       Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of December 31, 2004, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material

                                       22
adverse impact on the Company's results of operations or financial condition.

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


Results of Operations

Revenues

       The following table shows the revenues from operations of VSE, its subsidiaries and divisions, and such revenues as a percent of total revenues:

                               Revenues from Operations
                                (dollars in thousands)

                                  2004             2003             2002
Company or Business Unit        Revenues    %    Revenues    %    Revenues    %
------------------------        --------    -    --------    -    --------    -
VSE (parent company). . . . .  $     12    0.0  $  1,720    1.3  $ 14,796   11.5
BAV . . . . . . . . . . . . .   112,963   52.3    63,817   48.0    72,072   56.1
FMD . . . . . . . . . . . . .    41,711   19.3    24,406   18.4     9,602    7.5
CED . . . . . . . . . . . . .    24,615   11.4    11,743    8.8         -    0.0
SED . . . . . . . . . . . . .    12,762    5.9     9,750    7.3     7,287    5.7
Energetics  . . . . . . . . .    11,693    5.4    11,982    9.0    12,171    9.5
VCG . . . . . . . . . . . . .     7,314    3.4     4,946    3.7     1,895    1.5
MSD . . . . . . . . . . . . .     3,300    1.5     2,261    1.7     1,440    1.1
VSS . . . . . . . . . . . . .     1,631    0.8     2,292    1.7     8,156    6.4
Ordnance  . . . . . . . . . .        10    0.0         -    0.0       244    0.2
HRSI  . . . . . . . . . . . .         -    0.0       142    0.1       703    0.5
SRR . . . . . . . . . . . . .         -    0.0         -    0.0        46    0.0
VSI . . . . . . . . . . . . .         -    0.0         -    0.0         5    0.0
                               --------  -----  --------  -----  --------  -----
                               $216,011  100.0  $133,059  100.0  $128,417  100.0
                               ========  =====  ========  =====  ========  =====

       Revenues increased by approximately 62% and 4% for the years ended December 31, 2004 and December 31, 2003, as compared to each of the respective prior years. The primary reasons for the increase in revenues in 2004 were
1) an increase in work performed under the BAV contract, including increased revenues associated with the Taiwan ship transfer; 2) the CED Rapid Response contract received work orders that generated revenues throughout the full year

                                       23
in 2004, as compared to the prior year when the contract was awarded in February of 2003 and did not begin to receive any significant amount of work until September; and 3) increased levels of work performed by FMD due in part to the Navy's elevated readiness requirements. Work requirements and revenues also increased in SED, MSD and VCG.

       During 2003, the Company had decreased revenues in some of its divisions and subsidiaries which were offset by increases in the revenues of others. The most notable area of decline in revenue was in BAV, which was due to work ordered by certain client countries in 2002 that was not repeated in 2003. Revenues also declined slightly for Energetics, HRSI and VSS. The declines in revenues of these divisions were offset by the revenues generated by the start up of CED and an increase in the revenues of the Company's other active divisions compared to the prior year. While the increased revenues in SED, MSD, and VCG were not significant in proportion to total Company revenues, the increases were significant in proportion to the prior years' revenues of each of these divisions.

Income from Continuing Operations Before Income Taxes

       The following table shows consolidated revenues and income from operations before income taxes, other items of income and expense, and such amounts as a percent of revenues.

           Income from Continuing Operations Before Income Taxes
                           (dollars in thousands)

Description                   2004      %      2003      %      2002      %
-----------                   ----      -      ----      -      ----      -
Revenues . . . . . . . . . $216,011  100.0  $133,059  100.0  $128,417  100.0
Costs and expenses . . . .  209,841   97.1   129,372   97.2   125,467   97.7
                           --------  -----  --------  -----  --------  -----
Gross profit . . . . . . .    6,170    2.9     3,687    2.8     2,950    2.3
Selling, general and
  administrative expenses.      636    0.3       351    0.3       281    0.2
Interest(income)expense  .     (102)   0.0       (69)  (0.1)       24    0.0
                           --------  -----  --------  -----  --------  -----
Income from continuing
  operations before
  income taxes . . . . . . $  5,636    2.6  $  3,405    2.6  $  2,645    2.1
                           ========  =====  ========  =====  ========  =====

       VSE's gross profit margin on continuing operations remained substantially unchanged during 2004 as compared to 2003 and increased in 2003 as compared to 2002. Due to a large amount of material and travel activity, the BAV contract tends to have lower gross margins than other VSE contracts. Accordingly, increases in BAV contract work as a percentage of total company revenues tend to decrease companywide gross margins, and decreases in BAV contract work as a percentage of total company revenues tend to increase companywide gross margins. Additionally, companywide revenue increases tend to increase the gross margins realized on the Company's fixed price and T&M contracts due to the ability to spread corporate costs over a larger revenue base. Changes in the amount of revenues for each of VSE's operating divisions as a percentage of total company revenues and the increases in total company revenues are the primary reasons for changes in the gross profit margins during 2004, 2003, and 2002. Another factor that has affected gross margins is the operational losses associated with CED in 2004 and 2003, and to a lesser extent by start up costs associated with CED in

                                       24
2003. Other factors that affect the Company's gross margins include the timing of contract award fees, effective project and cost management, and competitive factors.

       Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Company's operating unit contracts. These costs increased in 2004 as compared to 2003 due to the cost associated with vacant facilities in 2004. Other expenses of this type remained substantially unchanged in 2004. As a percentage of revenues, these expenses did not vary much in 2004 and 2003 as compared to the respective prior years.

       VSE did not have significant borrowing requirements or interest expense in 2004, 2003, and 2002. The Company's interest income increased in 2004 as compared to 2003 and the Company had interest income in 2003 as compared to interest expense in 2002 as profits from operations and resulting cash surpluses were invested.

Discontinued Operations

       In July 2004, all business operations associated with the Company's TTD division ceased. Accordingly, prior period consolidated financial statements have been restated to reflect the financial results of TTD as discontinued operations. The revenues, costs and expenses of TTD have been excluded from the respective captions in the Consolidated Statement of Operations. The loss from discontinued operations associated with TTD, net of tax, in the years ended December 31, 2004, 2003, and 2002 was approximately $1 thousand, $79 thousand and, $933 thousand, respectively.


Financial Condition

       The Company's largest asset is its accounts receivable and its largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $18.4 million, and accounts payable and accrued expenses increased approximately $13.9 million in 2004 as compared to 2003 due primarily to the increase in the level of business activity and the associated billings to customers and subcontractor payments required to perform this work. The increase in total stockholder's investment in 2004 resulted primarily from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

       The Company's cash and cash equivalents decreased by approximately $9.7 million during 2004. Approximately $8.7 million in net cash was used in operating activities, investing activities used approximately $2.7 million, and financing activities provided approximately $1.7 million. The difference between cash used in operating activities of approximately $8.7 million in 2004 as compared to cash provided by operating activities of approximately $6.4 million in 2003 is primarily due to increases in accounts receivable and contract inventories associated with contract requirements for significant material and subcontractor usage for which the billing and collections cycle had

                                       25
not been completed. The accounts receivable and contract inventories increases were partially offset by increases in net income and accounts payable and accrued expenses. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of $1.6 million provided by bank loan proceeds, $518 thousand provided by the issuance of common stock associated with the exercise of stock options, and $401 thousand used to pay dividends.

       The Company's cash and cash equivalents increased by approximately $5.6 million during 2003. Approximately $6.4 million in net cash was provided by operating activities, investing activities used approximately $720 thousand, and financing activities used approximately $34 thousand. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of $349 thousand used to pay dividends and $315 thousand provided by the issuance of common stock associated with the exercise of stock options. Cash flows provided by operating activities increased in 2003 as compared to 2002 due primarily to increases in net income and accounts payable, which was partially offset by an increase in accounts receivable.

       The Company's cash and cash equivalents increased by approximately $4.0 million during 2002. Approximately $5.0 million in net cash was provided by operating activities, investing activities used approximately $521 thousand, and financing activities used approximately $456 thousand. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of the repayment of $351 thousand of bank loan borrowings, $349 thousand used to pay dividends, and $244 thousand provided by the issuance of common stock associated with the exercise of stock options.

       Cash dividends were declared at the rate of $.04 per share for the quarter ending March 31, 2004 and $.05 per share for the quarters ending
June 30, 2004, September 30, 2004 and December 31, 2004. Pursuant to its bank loan agreement (see Note 8 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

                                       26
       The Company acquired contract inventories of approximately $8.5 million as of December 31, 2004, due to work performed by SED on the TBPS contract. Contract inventories consisted of materials, supplies and other expenditures for which the end unit has not yet been completed and accepted. Although these costs are classified as contract inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. All of the $8.5 million of contract inventories is expected to be liquidated, billed, and collected in 2005. These materials and direct supplies will not be restocked to maintain any permanent contract inventory levels.

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

       Other cash requirements include the acquisition of capital assets for office and computer support, facilities maintenance, and the payment of cash dividends. The Company invested approximately $1.1 million related to expansion and improvement of facilities at two locations during 2004 and has commitments to complete this work for an additional amount of approximately $164 thousand in 2005. These investments were for the expansion of its facility in Ladysmith, Virginia in support of growth in SED and improvements at its primary office facility in Alexandria, Virginia.

       VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (See Note 8 of "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of December 31, 2004. The Company has determined that the $15 million commitment is adequate to cover current and future liquidity requirements. The expiration date of the revolving loan is May 31, 2006.

       Performance of work under the BAV contract and other contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, management believes that cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.


                                       27
Contractual Obligations

       The following table shows the consolidated contractual obligations as of December 31, 2004 (in thousands):

                                       Payments Due by Period
                                       ----------------------
                                    Less than     1-3      4-5      After 5
Contractual Obligations      Total    1 year     years    years      years
-----------------------      -----    ------     -----    -----      -----
Bank notes payable . . .    $1,578    $1,578    $    -    $   -     $    -
Operating leases, net of
   non-cancelable sublease
   income . . . . . . . .    8,167     2,356     5,425       386         -
Purchase obligations  . .      226       226         -         -         -
                            ------    ------    ------    ------    ------
   Total                    $9,971    $4,160    $5,425    $  386    $    -
                            ======    ======    ======    ======    ======

       Bank notes payable consists of a revolving loan agreement that contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. This loan balance was paid in full when accounts receivable were collected in January, 2005.

       Operating lease commitments are primarily for VSE's principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites. The Company also has some equipment and software leases that are included in these amounts.

       Purchase obligations consist primarily of contractual commitments associated with construction, improvements and maintenance on VSE facilities, and for the acquisition of office, shop, and computer equipment. Generally, contracts with commercial customers for purchases of materials or services that are not associated with performance on the Company's prime contracts with the U.S. Government are included in the above table. The table excludes contractual commitments for materials or subcontractor work purchased to perform on our U.S. Government contracts. Such commitments for materials and subcontractors are reimbursable to the Company when used on the contracts, and generally are also reimbursable to the Company by the U.S. Government in the event a contract is "terminated for convenience" pursuant to federal contracting regulations.


Inflation and Pricing

       Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at cost. VSE property and equipment consists principally of computer systems equipment and furniture and fixtures. The overall impact of inflation on replacement costs of such property and equipment is not expected to be significant.


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















ITEM 8.    Financial Statements and Supplementary Data


                        Index To Financial Statements


                                                                            Page
                                                                            ----
	Report of Independent Registered Public Accounting Firm  . . . . .   31
	Consolidated Balance Sheets as of December 31, 2004 and 2003 . . .   32
	Consolidated Statements of Operations for the years ended
		December 31, 2004, 2003, and 2002  . . . . . . . . . . . .   33
	Consolidated Statements of Stockholders' Investment
		for the years ended December 31, 2004, 2003, and 2002  . .   34
	Consolidated Statements of Cash Flows for the years ended
		December 31, 2004, 2003, and 2002  . . . . . . . . . . . .   35
	Notes to Consolidated Financial Statements . . . . . . . . . . . .   36


























           Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of VSE Corporation:

We have audited the accompanying consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control
over financial reporting.   Accordingly, we express no such opinion.  An audit
also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


                                                 /s/ Ernst & Young LLP
McLean, Virginia
February 18, 2005













VSE Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands, except share amounts)
                                                             As of December 31,
                                                               2004      2003
                                                               ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . .   $   130   $ 9,843
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .    40,274    21,835
  Contract inventories . . . . . . . . . . . . . . . . . .     8,504         -
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     1,077       819
  Other current assets . . . . . . . . . . . . . . . . . .     1,595     1,379
                                                             -------   -------
      Total current assets . . . . . . . . . . . . . . . .    51,580    33,876

Property and equipment, net  . . . . . . . . . . . . . . .     4,435     3,038
Deferred tax assets  . . . . . . . . . . . . . . . . . . .       312       297
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     1,054     1,054
Other assets . . . . . . . . . . . . . . . . . . . . . . .     2,971     2,511
                                                             -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . .   $60,352   $40,776
                                                             =======   =======
Liabilities and Stockholders' Investment
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . . . . .   $ 1,578   $     -
  Accounts payable . . . . . . . . . . . . . . . . . . . .    26,853    14,634
  Accrued expenses . . . . . . . . . . . . . . . . . . . .     7,452     5,760
  Dividends payable  . . . . . . . . . . . . . . . . . . .       114        88
                                                             -------   -------
      Total current liabilities  . . . . . . . . . . . . .    35,997    20,482

Deferred compensation  . . . . . . . . . . . . . . . . . .     1,312     1,236
                                                             -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .    37,309    21,718
                                                             -------   -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,276,688 in 2004 and
    2,214,136 in 2003  . . . . . . . . . . . . . . . . . .       114       110
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .     4,879     3,928
  Deferred stock-based compensation  . . . . . . . . . . .        (4)      (17)
  Retained earnings  . . . . . . . . . . . . . . . . . . .    18,054    15,037
                                                             -------   -------
      Total stockholders' investment . . . . . . . . . . .    23,043    19,058
                                                             -------   -------
      Total liabilities and stockholders' investment . . .   $60,352   $40,776
                                                             =======   =======





     The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
                                               For the years ended December 31,
                                                  2004       2003       2002
                                                  ----       ----       ----
Revenues, principally from contracts . . . .  $ 216,011  $ 133,059  $ 128,417

Costs and expenses of contracts  . . . . . .    209,841    129,372    125,467
                                              ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .      6,170      3,687      2,950

Selling, general and administrative expenses        636        351        281

Interest (income) expense, net . . . . . . .       (102)       (69)        24
                                              ---------  ---------  ---------
Income before income taxes . . . . . . . . .      5,636      3,405      2,645

Provision for income taxes . . . . . . . . .      2,191      1,315      1,060
                                              ---------  ---------  ---------
Income from continuing operations  . . . . .      3,445      2,090      1,585

Discontinued operations:
  Loss from operations before income taxes .         (2)      (127)    (1,500)
  Benefit for income taxes . . . . . . . . .         (1)       (48)      (567)
                                              ---------  ---------  ---------
  Loss from discontinued operations . . . . .        (1)       (79)      (933)
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $   3,444  $   2,011  $     652
                                              =========  =========  =========

Basic earnings per share:
  Income from continuing operations           $    1.54  $    0.96  $    0.73
  Loss from discontinued operations                0.00      (0.04)      (.43)
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $    1.54  $    0.92  $    0.30
                                              =========  =========  =========
Basic weighted average shares outstanding     2,231,848  2,189,197  2,172,384
                                              =========  =========  =========

Diluted earnings per share:
  Income from continuing operations           $    1.49  $    0.94  $    0.72
  Loss from discontinued operations                0.00      (0.04)     (0.42)
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $    1.49  $    0.90  $    0.30
                                              =========  =========  =========
Diluted weighted average shares
 outstanding . . . . . . . . . . . . . . . .  2,309,932  2,230,226  2,196,390
                                              =========  =========  =========



     The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Investment
-----------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                          Deferred                  Total
                             Common Stock     Paid-In   Stock-based    Retained   Stockholders'
                            Shares   Amount   Surplus   Compensation   Earnings    Investment
                            ------   ------   -------   ------------   --------    ----------
Balance at
  December 31, 2001 . . . .  2,150   $ 107   $ 3,294          -        $ 13,074      $16,475

Net income for the year . .      -       -         -          -             652          652
Exercised stock options . .     33       2       213          -               -          215
Tax benefit of options
 exercised  . . . . . . . .      -       -        22          -               -           22
Issuance of stock . . . . .      3       -        29          -               -           29
Dividends declared ($.16) .      -       -         -          -            (350)        (350)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2002          2,186   $ 109   $ 3,558          -        $ 13,376      $17,043

Net income for the year . .      -       -         -          -           2,011        2,011
Exercised stock options . .     25       1       270          -               -          271
Tax benefit of options
  exercised   . . . . . . .      -       -        14          -               -           14
Deferred stock-based
  compensation  . . . . . .      -       -        42        (42)              -            -
Amortization of deferred
  stock-based compensation.      -       -         -         25               -           25
Issuance of stock . . . . .      3       -        44          -               -           44
Dividends declared ($.16) .      -       -         -          -            (350)        (350)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2003          2,214     110     3,928        (17)         15,037       19,058

Net income for the year . .      -       -         -          -           3,444        3,444
Exercised stock options . .     62       4       505          -               -          509
Tax benefit of options
  exercised   . . . . . . .      -       -       433          -               -          433
Deferred stock-based
  compensation  . . . . . .      -       -         4         (4)              -            -
Amortization of deferred
  stock-based compensation.      -       -         -         17               -           17
Issuance of stock . . . . .      1       -         9          -               -            9
Dividends declared ($.19) .      -       -         -          -            (427)        (427)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2004          2,277   $ 114   $ 4,879      $  (4)       $ 18,054      $23,043
                             =====   =====   =======      =====        ========      =======


     The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------
(in thousands)
                                                                For the years ended December 31,
                                                                     2004     2003     2002
                                                                     ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,444  $ 2,011  $   652
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .    1,304    1,158    1,414
      Loss on impairment of intangible assets . . . . . . . . . .        -        -      576
      Loss on sale of property and equipment  . . . . . . . . . .        -        7       27
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .     (273)     646     (274)
      Tax benefit of options exercised  . . . . . . . . . . . . .      433       14       22
      Amortization of deferred stock-based compensation . . . . .       17       25        -
Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable  . . . . . . . . . . . . . . . . . . .  (18,439)  (3,913)   2,927
       Contract inventories . . . . . . . . . . . . . . . . . . .   (8,504)       -        -
       Other current assets and noncurrent assets . . . . . . . .     (676)    (246)     769
    Increase (decrease) in:
      Accounts payable and deferred compensation. . . . . . . . .   12,295    5,977   (1,952)
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .    1,692      708      817
                                                                   -------  -------  -------
          Net cash (used in) provided by operating activities       (8,707)   6,387    4,978
                                                                   -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . . . . . . . . .   (2,701)    (720)    (521)
                                                                   -------  -------  -------
          Net cash used in investing activities                     (2,701)    (720)    (521)
                                                                   -------  -------  -------
Cash flows from financing activities:
   Net proceeds from (payments on) bank loans . . . . . . . . . .    1,578        -     (351)
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . .     (401)    (349)    (349)
   Proceeds from issuance of common stock   . . . . . . . . . . .      518      315      244
                                                                   -------  -------  -------
          Net cash provided by (used in) financing activities        1,695      (34)    (456)
                                                                   -------  -------  -------

Net (decrease) increase in cash and cash equivalents  . . . . . .   (9,713)   5,633    4,001
  Cash and cash equivalents at beginning of year  . . . . . . . .    9,843    4,210      209
                                                                   -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .  $   130  $ 9,843  $ 4,210
                                                                   =======  =======  =======

Supplemental cash flow disclosures (in thousands):
                                                                     2004     2003     2002
                                                                     ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -  $     -  $    61
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,292  $   616  $   205

     The accompanying notes are an integral part of these statements.

                                       35
VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

       The consolidated financial statements consist of the operations of the parent company, operations of the Company's wholly owned subsidiaries, and operations of the Company's divisions. In 2004, Energetics Incorporated ("Energetics") is VSE's only active subsidiary. Active divisions include BAV Division ("BAV"), Coast Guard Division ("VCG") beginning in February 2002, Communications and Engineering Division ("CED") beginning in February 2003, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED," formerly Land Systems Division), Telecommunications Technologies Division ("TTD"), and Value Systems Services Division ("VSS"). In February 2003, VSE decided to terminate operations of TTD due to declining revenues and significant losses sustained by this division. TTD continued work on uncompleted contracts during 2003 and 2004 to satisfy its contractual obligations and upon finishing work in July 2004 TTD was classified as a discontinued operation. Some of TTD's technical capabilities have been transferred to other VSE divisions.

       The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only. Intercompany sales are principally at cost. All intercompany transactions have been eliminated in consolidation. Certain prior year balances have been reclassified for comparative purposes.

       The Company's business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of the Company's contracts are with agencies of the United States Government (the "government") and other federal government prime contractors. The Company's customers also include non-government organizations and commercial entities.

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

Use of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include the allowance for doubtful accounts and accruals for loss contracts, contract disallowance and self insured health claims, and estimated cost to complete on certain fixed-price contracts.

                                       36
Accounting for Stock-based Compensation

       The Company has adopted the disclosure-only provisions of SFAS 123,
"Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the
Company accounts for stock-based compensation under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation (in thousands, except per share amounts):
                                              Year Ended December 31
                                           ---------------------------
                                           2004        2003       2002
                                           ----        ----       ----
Net income, as reported . . . . . . . .   $3,444      $2,011      $ 652
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects . . . . . . . .        9          15         --

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects . .     (119)        (83)      (111)
                                          ------      ------      -----
Pro forma net income  . . . . . . . . .   $3,334      $1,943      $ 541
                                          ======      ======      =====
Earnings per share:

 Basic - as reported  . . . . . . . . .    $1.54       $0.92      $0.30
 Diluted - as reported  . . . . . . . .    $1.49       $0.90      $0.30

 Basic - pro forma  . . . . . . . . . .    $1.49       $0.89      $0.25
 Diluted - pro forma  . . . . . . . . .    $1.44       $0.87      $0.25

       The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the pricing calculations for 2004, 2003, and 2002:

                                           2004        2003         2002
                                           ----        ----         ----
Risk free interest rate . . . . . . . .    2.47%       2.18%        3.50%
Dividend yield  . . . . . . . . . . . .    1.30%       1.48%        2.16%
Expected life . . . . . . . . . . . . .  3 years     3 years      3 years
Expected volatility . . . . . . . . . .   48.30%      37.30%       32.90%

       In December 2004, the Financial Accounting Standards Board issued
SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in

                                       37
SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company can adopt SFAS 123(R) in one of two ways - the modified prospective method or the modified retrospective method. The Company will adopt SFAS 123(R) on July 1, 2005 and is currently evaluating the alternative methods.

       The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for each of the last three years of the period ending December 31, 2004 for such excess tax deductions were approximately $433 thousand, $14 thousand, and $22 thousand for 2004, 2003 and 2002, respectively.


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

                                           Years Ended December 31,
                                         2004        2003        2002
                                         ----        ----        ----
   Basic weighted average
     common shares outstanding . .   2,231,848   2,189,197   2,172,384

   Diluted effect of options . . .      78,084      41,029      24,006
                                     ---------   ---------   ---------
   Diluted weighted average
     common shares outstanding . .   2,309,932   2,230,226   2,196,390
                                     =========   =========   =========

Cash and Cash Equivalents

       Cash and cash equivalents reported by the Company consist of cash balances in the Company's bank accounts and short term temporary invested balances connected to the bank accounts with sweep arrangements, netted by checks issued on the Company's bank accounts that have not yet been presented to the bank for collection. The Company considers all highly liquid investments


                                       38
with an original maturity of three months or less to be cash equivalents.

Contract Inventories

       Contract inventories consist of materials purchased, advances to suppliers, and other expenditures arising from and solely and directly attributable to contract requirements. The cost of such contract inventories is expected to be billed to the customer within a relatively short time. These materials and direct supplies are purchased to satisfy contract requirements and are not restocked to maintain any permanent contract inventory levels.

       Raw material contract inventories consist of advances to suppliers for materials for use in contract requirements for which work has not yet begun and are stated at cost. Work in process contract inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process contract inventory is stated at cost plus applicable indirect cost burdens, including general and administrative costs.

Property and Equipment

       Property and equipment are stated at cost. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of two to four years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of other equipment is provided principally by the double-declining method over periods of three to ten years. Depreciation of buildings and land improvements is provided principally by the straight-line method over periods of approximately twenty to thirty years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

Concentration of Credit Risk/Fair Value of Financial Instruments

       Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited as they are primarily government receivables. The Company believes that the fair market value of all financial instruments, including assets of the deferred compensation plan and debt, approximate book value.

       Contracts with the U.S. Government either as a prime or subcontractor, primarily with the U.S. Department of Defense, accounted for approximately 99% of revenues for each of the years ending December 31, 2004, 2003, and 2002. The BAV contract accounted for approximately 52%, 48% and 56% of consolidated revenues during 2004, 2003 and 2002, respectively.

Contract Revenues

       Substantially all of the Company's revenues result from contract services performed for the U.S. Government or for contractors engaged in work for the government under a variety of contracts. Revenue is recognized when earned as services are provided. Revenue is considered earned when persuasive evidence

                                       39
of an arrangement exists, services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

       Revenues on cost-type contracts are recorded on the basis of recoverable costs incurred and fees earned. The Company has a contract in its BAV division for which contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period. Approximately $148.0 million, $93.6 million and $106.2 million of the Company's revenues were under cost reimbursable contracts for the years ended December 31, 2004, 2003, and 2002, respectively.

       Revenues on time and material contracts are recorded on the basis of billable rates times allowable hours worked plus material and other reimbursable costs incurred. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on certain fixed-price contracts are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, or manufacturing services performed to the customer's specifications. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

       Revenue related to work performed on contracts at risk, which is work performed at the customer's request prior to the government formalizing funding, is not recognized as income until it can be reliably estimated and its realization is probable. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

       A substantial portion of contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The Company's indirect cost rates have been audited and approved for 2002 and prior years and these completed audits have not resulted in material adjustments to the Company's results of operations or financial position. While the Company maintains reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, there can be no assurances that the audits of the indirect cost rates for 2004 and 2003 will not result in material adjustments to the Company's results of operations or financial position.

       The Company establishes allowances for collection of doubtful accounts. The Company assesses the adequacy of these reserves by considering general factors, such as the length of time individual receivables are past due and historical collection experience. The Company believes that the established valuation allowances are adequate.



                                       40
Deferred Compensation Plans

       Deferred compensation plan expense for the years ended December 31, 2004, 2003, and 2002 was $240 thousand, $0, and $7 thousand, respectively.

       Included in other assets are assets of the deferred compensation plans which include equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $1.3 million and $1.2 million as of December 31, 2004, and 2003, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

Impairment of Long-Lived Assets

       Long-lived assets includes property and equipment to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2004.

Income Taxes

       Income taxes are accounted for under the asset and liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       The carrying value of VSE net deferred tax assets is based on assumptions regarding VSE's ability to generate sufficient future taxable income to utilize these deferred tax assets. If the estimates and related assumptions regarding VSE's future taxable income change in the future, VSE may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense. Management believes that it is more likely than not that the deferred tax assets will be realized through future taxable income and, therefore, no valuation allowance is required.

Discontinued Operations

       In July 2004, all business operations associated with the Company's
TTD division ceased. Accordingly, prior period consolidated financial statements have been restated to reflect the financial results of TTD as discontinued

                                       41
operations. The revenues, costs and expenses of TTD have been excluded from the
respective captions in the Consolidated Statement of Operations.   The revenues
from discontinued operations associated with TTD in the years ended December 31, 2004, 2003 and 2002 were approximately $9 thousand, $1.4 million, and $6 million, respectively. The loss from discontinued operations associated with TTD, net of tax, in the years ended December 31, 2004, 2003, and 2002 was approximately $1 thousand, $79 thousand and, $933 thousand, respectively. Approximately $5 thousand net current assets related to TTD were included in the December 31, 2004 balance sheet, comprised primarily of receivables.

Goodwill

       The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS No. 142 does not permit amortization of goodwill, but requires a review for impairment at least annually, or more frequently if an asset might be impaired, using a fair-value based approach. See Note 7 of the Company's consolidated financial statements for further discussion.


(2)  Accounts Receivable

       The components of accounts receivable as of December 31, 2004 and 2003, were as follows (in thousands):
                                                           2004        2003
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $15,777     $ 5,397
  Unbilled:
    Government retainage  . . . . . . . . . . . .             35           8
    Subcontract retainage . . . . . . . . . . . .          4,700         348
    Other (principally December work billed in
	January)  . . . . . . . . . . . . . . . .         19,814      16,159
  Less-Allowance for doubtful accounts  . . . . .            (52)        (77)
                                                         -------     -------
    Total accounts receivable                            $40,274     $21,835
                                                         =======     =======

       Unbilled subcontract retainage includes amounts withheld from payments to subcontractors.

       The "Unbilled: Other" includes certain costs for work performed at risk but which the Company believes will be funded by the government. Amounts not presently funded included in "Unbilled: Other" were $56 thousand and $478 thousand as of December 31, 2004, and 2003, respectively.

       The Company generally expects to collect all accounts receivable other than retainages within one year.



                                       42

	The following table summarizes activity in the allowance for doubtful accounts (in thousands):
                                                                  Additions
                                      Balance at                  Charged to  Balance at
                                      Beginning                   Costs and     End of
Allowance for Doubtful Accounts	      of Period    Deductions(1)  Expenses      Period
-------------------------------       ----------   -------------  ----------  ----------
For the year ended
  December 31, 2004 . . . . . . . . .   $ 77           $ 35          $10         $ 52

For the year ended
  December 31, 2003 . . . . . . . . .     99             87           65           77

For the year ended
  December 31, 2002 . . . . . . . . .    300            270           69           99

(1) Write-offs and settlements



(3)  Other Current Assets

	Other current assets consisted of the following as of December 31, 2004 and 2003 (in thousands):
                                                           2004        2003
                                                           ----        ----
    Federal and state tax receivable . . . . . . . . . .  $  371      $  129
    Travel advances  . . . . . . . . . . . . . . . . . .     271         443
    Prepaid rent expense . . . . . . . . . . . . . . . .     208         243
    Software licensing . . . . . . . . . . . . . . . . .      95          59
    Prepaid materials  . . . . . . . . . . . . . . . . .      88          39
    Other prepaid expenses . . . . . . . . . . . . . . .     562         466
                                                          ------      ------
       Total other current assets                         $1,595      $1,379
                                                          ======      ======

(4)  Contract Inventories

       The components of contract inventories as of December 31, 2004 and 2003 were as follows (in thousands):
                                                           2004        2003
                                                           ----        ----
       Raw material . . . . . . . . . . . . . . . . . .   $4,783      $   0
       Work in process .  . . . . . . . . . . . . . . .    3,721          0
                                                          ------      -----
       Total contract inventories                         $8,504      $   0
                                                          ======      =====

       Contract inventories at December 31, 2004 consisted of materials purchased, advances to suppliers, and other expenditures for use in a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS"), to military vehicles for the U.S. Army. This contract was awarded to VSE in November 2004. VSE was not performing this type of effort, and did not have any contract inventories, prior to November 2004.

       Although these costs are classified as contract inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they

                                       43
are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. All of the $8.5 million of contract inventories is expected to be liquidated, billed, and collected in 2005. These materials and direct supplies will not be restocked to maintain any permanent contract inventory levels.

       Raw material contract inventories consist of advances to suppliers for materials for use on this contract but on which work has not yet begun. Work in process contract inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process contract inventory includes applicable indirect cost burdens, including general and administrative costs totaling approximately $442 thousand.


(5)  Other Assets

	Other assets consisted of the following as of December 31, 2004 and
2003 (in thousands):
                                                           2004        2003
                                                           ----        ----
    Cash surrender value of life insurance . . . . . . . $ 1,347     $ 1,269
    Deferred compensation trust  . . . . . . . . . . . .   1,312       1,236
    Other assets . . . . . . . . . . . . . . . . . . . .     312           6
                                                         -------     -------
       Total other assets                                $ 2,971     $ 2,511
                                                         =======     =======

(6)  Property and Equipment

       Property and equipment (recorded at cost) consisted of the following as of December 31, 2004 and 2003(in thousands):
                                                           2004        2003
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 4,485     $ 3,644
    Furniture, fixtures, equipment and other . . . . . .   2,877       2,533
    Leasehold improvements . . . . . . . . . . . . . . .   2,607       1,968
    Buildings  . . . . . . . . . . . . . . . . . . . . .   1,050         302
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                         -------     -------
                                                          11,404       8,832
    Less accumulated depreciation and amortization . . .  (6,969)     (5,794)
                                                         -------     -------
       Total property and equipment                      $ 4,435     $ 3,038
                                                         =======     =======

       Depreciation and amortization expense for property and equipment was approximately $1.3 million for 2004 and approximately $1.2 million for 2003 and 2002.


(7)  Goodwill and Intangible Assets

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

                                       44
Approximately $1.1 million of unamortized goodwill remains on the books as of December 31, 2004.

       On December 28, 2000, TTD invested $960 thousand in the acquisition of certain contract and marketing rights. Between January 2001 and December 2002, these intangible assets were amortized by the straight-line method using a life of five years. During the fourth quarter of 2002, VSE determined that an impairment of the intangible assets had occurred due to recurring losses and reduced backlog. As a result, an impairment loss for the remaining unamortized amount of $576 thousand was recorded and is included in the loss from discontinued operations in VSE's statement of operations for 2002.

       Total Company amortization expense for intangible assets was $0 for 2004 and 2003 and approximately $192 thousand for 2002, which is included in the loss from discontinued operations.


(8)  Debt

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

       The expiration date of the revolving loan is May 31, 2006, and the Company is obligated to repay outstanding borrowings against the loan on this date. From time to time the bank and the Company may negotiate an amendment to the loan to change this expiration date to a later date. The loan agreement contains terms whereby the Company may borrow against the loan and has the option at any time and from time to time to prepay such borrowings in whole or in part without premium or penalty. In December 2004, the Company borrowed against the loan and amounts outstanding under this loan agreement were approximately $1.6 million as of December 31, 2004. The Company subsequently exercised its prepayment option and the borrowings were paid in whole in January 2005. There were no outstanding amounts borrowed as of December 31, 2003.

       The Company pays a fixed annual commitment fee and interest on any borrowings under the loan at a prime-based rate or an optional LIBOR-based rate. Interest expense incurred on the loan for 2004, 2003 and 2002 was approximately $1 thousand, $0, and $55 thousand, respectively.





                                       45

(9)  Accrued Expenses

       The components of accrued expenses as of December 31, 2004 and 2003, were as follows (in thousands):
                                                           2004         2003
                                                           ----         ----
     Accrued salaries  . . . . . . . . . . . . . . . .    $1,432       $1,267
     Accrued vacation  . . . . . . . . . . . . . . . .     1,661        1,332
     Estimated future losses on contracts  . . . . . .       480          516
     Estimated contract disallowances  . . . . . . . .       467          442
     Accrued bonus . . . . . . . . . . . . . . . . . .     1,856        1,157
     Accrued pension and 401(k) contributions  . . . .       468          452
     Other accrued expenses  . . . . . . . . . . . . .     1,088          594
                                                          ------       ------
       Total accrued expenses                             $7,452       $5,760
                                                          ======       ======

(10)  ESOP/401(k) Plan and Profit Sharing Plan

       VSE established an ESOP/401(k) plan in 1984. Under the provisions of the ESOP, VSE and certain of its operating entities made contributions into a trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Contributions at the rate of up to 2% of eligible employee compensation were permitted at the discretion of the VSE Board of Directors and were allocated, subject to a vesting schedule, on a pro rata basis on eligible employee compensation. The 401(k) segment of the plan allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. As of April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. The employer contribution is equal to 50% of the employee deferral on the first 6% of the employee pay deferred. The Company expense associated with this plan for 2004, 2003, and 2002 was $415 thousand, $262 thousand, and $342 thousand, respectively.

       The ESOP/401(k) plan held 281,933 shares and 317,223 shares of VSE stock as of December 31, 2004 and 2003, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

       Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2004, 2003, and 2002 was $443 thousand, $429 thousand, and $458 thousand, respectively.


(11)  Stock Option Plans

2004 Stock Option Plan

       In May 2004 shareholders approved the VSE Corporation 2004 Stock Option Plan (the "2004 Plan"), which is substantially similar to the 1998 Stock
Option Plan (the "1998 Plan"). Under the 2004 Plan, the Company may grant options for an aggregate of up to 350,000 shares of VSE Common Stock, par value $.05 per share ("shares" or "VSE Stock"). Shares which are forfeited back to the Company may be reissued. Of the shares available for grant, nondiscretionary

                                       46
options for up to 30,000 shares may be granted to non-employee directors of VSE, and discretionary options for up to 320,000 shares may be granted to executives and other key employees. No discretionary grant may be made under the 2004 Plan if the total number of shares underlying unexercised outstanding options granted under the 2004 Plan and the 1998 Plan would exceed 15% of total issued and outstanding VSE Stock if such discretionary grant was made. Each option granted under the 2004 Plan will be issued at the fair market value of VSE shares on the date of grant for a period of up to five years, subject to earlier termination as provided by the 2004 Plan. Each option issued vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. No options were granted under the 2004 Plan in 2004. On January 1, 2005, the Company granted options for up to 70,000 shares, including nondiscretionary options for up to 6,000 shares. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

1998 Stock Option Plan

       As of December 31, 2004, options issued under the 1998 Plan for up to 211,625 shares remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

       Information with respect to stock options is as follows:
                                  Weighted         Weighted          Weighted
                                  Average          Average           Average
                                  Exercise         Exercise          Exercise
                            2004   Price     2003   Price     2002    Price
                            ----   -----     ----   -----     ----    -----
Number of shares under
 stock options:
 Outstanding at beginning
  of year . . . . . . . .  212,250  $ 8.07  185,000  $ 7.66  217,375  $10.28
 Granted  . . . . . . . .   65,500   12.82   68,750   10.85   69,750    5.77
 Exercised  . . . . . . .  (62,125)   8.19  (24,875)  10.89  (32,500)   6.59
 Forfeited  . . . . . . .        -       -   (4,625)  10.18  (39,000)   7.86
 Terminations . . . . . .   (4,000)   8.03  (12,000)  10.93  (30,625)   9.42
                           -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  211,625  $ 9.51  212,250  $ 8.07  185,000  $ 7.66
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year . . . . . . . .  161,938  $ 8.70  127,250  $ 7.45  111,063  $ 8.29
                           =======  ======  =======  ======  =======  ======
Weighted average remaining
  contractual life  . . .  3 years          2 years          1 year

Weighted average fair
 value of options granted    $2.76            $2.80            $1.97
                             =====            =====            =====

                                       47

       The following table summarizes the range of exercise prices for options outstanding at December 31, 2004:
                                 Outstanding Options
                           -------------------------------
                                                             Exercisable Options
                                       Weighted              -------------------
                                        Average   Weighted              Weighted
                                      Contractual  Average               Average
                           Number of    Life      Exercise   Number of  Exercise
Range of Exercise Prices     Shares   (in years)    Price      Shares     Price
------------------------     ------   ----------    -----      ------     -----
$5.77 to $6.62 . . . . .     86,375        1       $ 6.12      86,375    $ 6.12
$10.73 to $12.32 . . . .     60,250        3        10.80      43,313     10.78
$12.82 . . . . . . . . .     65,000        4        12.82      32,250     12.82
                            -------        -       ------     -------    ------
      Total                 211,625        3       $ 9.51     161,938    $ 8.70
                            =======        =       ======     =======    ======

       The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The total stock-based employee compensation expense, net of tax effects, as of December 31, 2004 and 2003, was approximately $9 thousand and $15 thousand, respectively.


(12)  Income Taxes

       The Company files consolidated federal income tax returns with all of its subsidiaries.  The components of the provision for income taxes from continuing operations for the years ended December 31, 2004, 2003, and 2002 are as follows
(in thousands):
                                                   2004     2003     2002
                                                   ----     ----     ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $1,989   $  796   $  834
     State . . . . . . . . . . . . . . . . . . .     475      244      188
                                                  ------   ------   ------
                                                   2,464    1,040    1,022
  Deferred
     Federal . . . . . . . . . . . . . . . . . .    (202)     275       25
     State   . . . . . . . . . . . . . . . . . .     (71)       -       13
                                                  ------   ------   ------
                                                    (273)     275       38
                                                  ------   ------   ------
  Provision for income taxes . . . . . . . . . .  $2,191   $1,315   $1,060
                                                  ======   ======   ======

       The benefit for income taxes from discontinued operations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):
                                                   2004     2003     2002
                                                   ----     ----     ----
  Current  . . . . . . . . . . . . . . . . . . .  $   (1)  $ (419)  $ (255)
  Deferred . . . . . . . . . . . . . . . . . . .       -      371     (312)
                                                  ------   ------   ------
     Total income tax benefit                     $   (1)  $  (48)  $ (567)
                                                  ======   ======   ======


                                       48

       The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 2004, 2003, and
2002 are as follows (in thousands):
                                                   2004     2003     2002
                                                   ----     ----     ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $1,916   $1,158   $  899
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .     266      160      126
     Permanent differences, net  . . . . . . . .       9       (6)      12
     Other, net  . . . . . . . . . . . . . . . .       -        3       23
                                                  ------   ------   ------
  Provision for income taxes . . . . . . . . . .  $2,191   $1,315   $1,060
                                                  ======   ======   ======

       The Company's deferred tax assets (liabilities) as of December 31, 2004 and 2003 which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                        2004           2003
                                                        ----           ----
   Current deferred tax assets   . . . . . . . . . .   $1,173         $1,023
   Current deferred tax liabilities  . . . . . . . .      (96)          (204)
                                                       ------         ------
     Net current deferred tax assets . . . . . . . .    1,077            819
                                                       ------         ------
   Noncurrent deferred tax assets  . . . . . . . . .    1,109            887
   Noncurrent deferred tax liabilities . . . . . . .     (797)          (590)
                                                       ------         ------
     Net noncurrent deferred tax assets  . . . . . .      312            297
                                                       ------         ------
   Net deferred tax assets . . . . . . . . . . . . .   $1,389         $1,116
                                                       ======         ======

       The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows (in thousands):
                                                        2004           2003
                                                        ----           ----
   Deferred compensation and accrued paid leave  . .   $1,221         $1,025
   Reserve for future losses . . . . . . . . . . . .      186            200
   Reserve for contract and other disallowances  . .      165            159
   Accrued expenses  . . . . . . . . . . . . . . . .       75             70
   Reserve for doubtful accounts . . . . . . . . . .       32             36
   Retainages not taxed until billed   . . . . . . .       (9)            (5)
   Deferred revenues . . . . . . . . . . . . . . . .      (50)          (165)
   Accelerated depreciation  . . . . . . . . . . . .     (133)          (138)
   Intangible assets . . . . . . . . . . . . . . . .     (139)           (92)
   Other . . . . . . . . . . . . . . . . . . . . . .       41             26
                                                       ------         ------
   Net deferred tax assets                             $1,389         $1,116
                                                       ======         ======





                                       49
(13)  Commitments and Contingencies

Leases and other commitments

       The Company and its subsidiaries have various non-cancelable operating leases for facilities, equipment, and software with terms between two and ten years. Payments on these leases for 2004, 2003, and 2002 were:
                                               (in thousands)
                                    ------------------------------------------
                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2004 . . . . . . . . . . .    $3,692             $  566          $3,126
       2003 . . . . . . . . . . .     3,289                637           2,652
       2002 . . . . . . . . . . .     2,630                869           1,761

       Future minimum annual non-cancelable commitments are as follows:
                                               (in thousands)
                                    ------------------------------------------
                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2005 . . . . . . . . . . .    $ 3,250            $  894          $2,356
       2006 . . . . . . . . . . .      3,014               777           2,237
       2007 . . . . . . . . . . .      2,645               798           1,847
       2008 . . . . . . . . . . .      1,615               274           1,341
       2009 . . . . . . . . . . .        386                 -             386
       Thereafter . . . . . . . .          -                 -               -
                                     -------            ------          ------
          Total                      $10,910            $2,743          $8,167
                                     =======            ======          ======

Contingencies

       The Company and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. The Company is not aware of any present claims which would have a material adverse effect on the Company's financial position or results of operations.







                                       50

(14)  Selected Quarterly Data (Unaudited)

       The following table shows selected quarterly data for 2004 and 2003, in thousands, except earnings per share:
                                                     2004 Quarters
                                                     -------------
                                              1st      2nd      3rd      4th
                                              ---      ---      ---      ---
Revenues . . . . . . . . . . . . . . . .   $42,609  $54,037  $62,223  $57,142
                                           =======  =======  =======  =======
Gross profit . . . . . . . . . . . . . .   $ 1,147  $ 1,613  $ 1,604  $ 1,806
                                           =======  =======  =======  =======
Income from continuing operations  . . .   $   708  $   855  $   885  $   997
Loss from discontinued operations  . . .         -       (1)       -        -
                                           -------  -------  -------  -------
Net income . . . . . . . . . . . . . . .   $   708  $   854  $   885  $   997
                                           =======  =======  =======  =======

Basic earnings per share:
Income from continuing operations  . . .   $   .32  $   .38  $   .40  $   .44
Loss from discontinued operations  . . .         -        -        -        -
                                           -------  -------  -------  -------
Net income per share . . . . . . . . . .   $   .32  $   .38  $   .40  $   .44
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,216    2,222    2,225    2,264
                                           =======  =======  =======  =======
Diluted earnings per share:
Income from continuing operations  . . .   $   .31  $   .37  $   .38  $   .43
Loss from discontinued operations  . . .         -        -        -        -
                                           -------  -------  -------  -------
Net income per share . . . . . . . . . .   $   .31  $   .37  $   .38  $   .43
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,287    2,306    2,301    2,346
                                           =======  =======  =======  =======

                                                     2003 Quarters
                                                     -------------
                                              1st      2nd      3rd      4th
                                              ---      ---      ---      ---
Revenues . . . . . . . . . . . . . . . .   $25,429  $29,106  $36,339  $42,185
                                           =======  =======  =======  =======
Gross profit . . . . . . . . . . . . . .   $   794  $   760  $   936  $ 1,197
                                           =======  =======  =======  =======
Income from continuing operations  . . .   $   492  $   447  $   530  $   621
Loss from discontinued operations  . . .       (60)     (11)      (7)      (1)
                                           -------  -------  -------  -------
Net income . . . . . . . . . . . . . . .   $   432  $   436  $   523  $   620
                                           =======  =======  =======  =======

Basic earnings per share:
Income from continuing operations  . . .   $   .23  $   .20  $   .24  $   .28
Loss from discontinued operations  . . .      (.03)       -        -        -
                                           -------  -------  -------  -------
Net income per share . . . . . . . . . .   $   .20  $   .20  $   .24  $   .28
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,187    2,189    2,189    2,192
                                           =======  =======  =======  =======
Diluted earnings per share:
Income from continuing operations  . . .   $   .22  $   .20  $   .23  $   .28
Loss from discontinued operations  . . .      (.03)       -        -        -
                                           -------  -------  -------  -------
Net income per share . . . . . . . . . .   $   .19  $   .20  $   .23  $   .28
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,225    2,220    2,236    2,240
                                           =======  =======  =======  =======

                                       51
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
	     Financial Disclosure

	None.


ITEM 9A.  	Controls and Procedures

Evaluation of disclosure controls and procedures

       VSE's chief executive officer and chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of December 31, 2004 (the "Evaluation Date"), have concluded that, as of the Evaluation Date, VSE's disclosure controls and procedures were adequate to ensure that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the requisite time periods specified in the SEC's rules and forms.



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


ITEM 10.   Directors and Executive Officers of the Registrant

Audit Committee and Financial Expert

       The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee, Director James F. Lafond. Mr. Lafond is "independent" as that term is used in Schedule 14A, Item 7(d)(3)(iv) under the Securities Exchange Act of 1934, as amended.

Code of Business Conduct and Ethics

       The Company has adopted a Code of Business Ethics and Conduct that applies to all of its directors, officers, including principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and employees. The Code is posted on the Company's Internet website www.vsecorp.com.






                                       52
ITEM 11.   Executive Compensation

       The information required by this Item 11 is included in the text and tables under the caption "Executive Officer Compensation," in the 2004 Proxy Statement, which is required to be filed by April 30, 2005, and that information is incorporated by reference in this Form 10-K.


ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management

       The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the 2004 Proxy Statement, which is required to be filed by April 30, 2005, and that information is incorporated by reference in this Form 10-K.

ITEM 13.   Certain Relationships and Related Transactions

       The information required by Item 404 of Regulation S-K concerning certain relationships and related transactions is included under the caption "Transactions with Management and Others; Other Information" in our 2004 Proxy Statement, which is required to be filed by April 30, 2005, and that information is incorporated by reference in this Form 10-K.

ITEM 14.   Principal Accountant Fees and Services

       The information required by Item 9(e) of Schedule 14A concerning principal accounting fees and services is included under the caption "Appointment of Independent Certified Public Accountants" in our 2004 Proxy Statement, which is required to be filed by April 30, 2005, and that information is incorporated by reference in this Form 10-K.


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


                                       53

      4.   Reports on Form 8-K

           On October 29, 2004, the Registrant filed a Current Report on Form 8-K to announce the financial results of the third quarter 2004.




























                                       54

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VSE CORPORATION

Date:  March 9, 2005                 By:  /s/ D. M. Ervine
                                          ---------------------------
                                          D. M. Ervine
                                          Chairman, President,
                                          Chief Executive Officer and
                                          Chief Operating Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                       Title                      Date
-------------------------------------------------------------------------------

/s/ Donald M. Ervine              Chairman, President,          March 8, 2005
----------------------------      Chief Executive Officer,
Donald M. Ervine	          Chief Operating Officer


/s/ Craig S. Weber                Executive Vice President,     March 8, 2005
----------------------------      Chief Administrative
Craig S. Weber		          Officer, Secretary

/s/ Thomas R. Loftus              Senior Vice President and     March 8, 2005
----------------------------      Chief Financial Officer
Thomas R. Loftus		  (Principal Financial and
                                  Accounting Officer)

/s/ Robert J. Kelly               Director		        March 8, 2005
----------------------------
Robert J. Kelly

/s/ Clifford M. Kendall           Director                      March 8, 2005
----------------------------
Clifford M. Kendall

/s/ Calvin S. Koonce              Director                      March 8, 2005
----------------------------
Calvin S. Koonce

/s/ James F. Lafond               Director                      March 8, 2005
----------------------------
James F. Lafond

/s/ David M. Osnos                Director                      March 8, 2005
----------------------------
David M. Osnos

/s/ Jimmy D. Ross                 Director                      March 8, 2005
----------------------------
Jimmy D. Ross

/s/ Bonnie K. Wachtel             Director                      March 8, 2005
----------------------------
Bonnie K. Wachtel


                                       55
                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)			        *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996	        *
               By-Laws of VSE Corporation as amended through
                 March 9, 2004 					   Exhibit 3.2
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)		        *
     9       Voting trust agreement                               Not Applicable
    10       Material contracts
	     Employment Agreement entered into as of December 10,
	       1997, by and between VSE Corporation and
	       Craig S. Weber (Exhibit VIII to form 10-K dated
	       March 7, 2001)					        *
             Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)					        *
             Employment Agreement entered into as of January 15,
               1999, by and between VSE Corporation and
               Energetics Incorporated and Robert J. Kelly
               (Exhibit VII to Form 10-K dated March 18, 1999)	        *
             Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)           			        *
	     Employment Agreement dated as of March 10, 2004,
               By and between VSE Corporation and Thomas G. Dacus
               (Exhibit 10.1 to form 10-Q dated April 28, 2004)	        *
		Employment Agreement dated as of July 1, 2004,
               By and between VSE Corporation and Thomas R. Loftus
               (Exhibit 10.1 to form 10-Q dated July 30, 2004)	        *
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 as amended by the
               Board through March 9, 2004 (Exhibit 10.2 to
               Form 10-Q dated April 28, 2004) 			        *



                                       57

                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
 	     Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)				*
             VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996)						*
	     VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)		*
	     VSE Corporation 1998 Non-employee Directors Stock Plan
               (Appendix B to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on May 6,
               1998)                                                    *
	     VSE Corporation 2004 Stock Option Plan (Appendix B to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 3, 2004)		*
	     VSE Corporation 2004 Non-employee Directors Stock Plan
               (Appendix C to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on
               May 3, 2004)                               		*
    12       Statements re computation of ratios                  Not Applicable
    13       Annual report to security holders, Form 10-Q
               or selected quarterly data	                    Exhibit 13
    16       Letter re change in certifying accountant            Not Applicable
    18       Letter re change in accounting principles            Not Applicable
    21       Subsidiaries of the Registrant 		     	    Exhibit 21
    22       Published report regarding matters submitted
               to vote of security holders                        Not Applicable
    23.1     Consent of independent registered public accounting
               firm                                                Exhibit 23.1
    24       Power of attorney                                    Not Applicable
    31.1     Section 302 CEO Certification                         Exhibit 31.1
    31.2     Section 302 CFO and PAO Certification                 Exhibit 31.2
    32.1     Section 906 CEO Certification                         Exhibit 32.1
    32.2     Section 906 CFO and PAO Certification                 Exhibit 32.2
    99       Audit Committee Charter (as adopted by the Board
               Of Directors of VSE Corporation on March 9, 2004
               (Appendix A to Registrant's definitive proxy
               Statement for the Annual Meeting of Stockholders
               held on May 3, 2004                                      *


*Document has been filed as indicated and is incorporated by reference herein.



                                       58