Form 10-Q
period 2005-03-31
VSE CORP
filed 2005-04-27
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2005            Commission File Number:  0-3676


                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                       54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                               22303-1499
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of April 27, 2005: 2,279,625.



VSE Corporation and Subsidiaries


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report and Form 10-K for the fiscal year ended December 31, 2004 (Form 10-K) filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including this and other Quarterly Reports on Form 10-Q to be filed by the Company subsequent to its Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.
























                                     -2-

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                      March 31,  December 31,
                                                         2005        2004
                                                         ----        ----
                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .  $     44    $    130
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .    49,853      40,274
  Contract inventories . . . . . . . . . . . . . . .     4,374       8,504
  Deferred tax assets  . . . . . . . . . . . . . . .     1,120       1,077
  Other current assets . . . . . . . . . . . . . . .     1,523       1,595
                                                      --------    --------
    Total current assets . . . . . . . . . . . . . .    56,914      51,580

Property and equipment, net  . . . . . . . . . . . .     4,665       4,435
Deferred tax assets  . . . . . . . . . . . . . . . .       410         312
Goodwill . . . . . . . . . . . . . . . . . . . . . .     1,054       1,054
Other assets . . . . . . . . . . . . . . . . . . . .     3,184       2,971
                                                      --------    --------
    Total assets . . . . . . . . . . . . . . . . . .  $ 66,227    $ 60,352
                                                      ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . .  $      -    $  1,578
  Accounts payable . . . . . . . . . . . . . . . . .    33,151      26,853
  Accrued expenses   . . . . . . . . . . . . . . . .     7,216       7,452
  Dividends payable  . . . . . . . . . . . . . . . .       114         114
                                                      --------    --------
    Total current liabilities  . . . . . . . . . . .    40,481      35,997

Deferred compensation  . . . . . . . . . . . . . . .     1,473       1,312
                                                      --------    --------
    Total liabilities  . . . . . . . . . . . . . . .    41,954      37,309
                                                      --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,279,625 in 2005 and
    2,276,688 shares in 2004 . . . . . . . . . . . .       114         114
  Paid-in surplus  . . . . . . . . . . . . . . . . .     4,917       4,879
  Deferred stock-based compensation  . . . . . . . .        (2)         (4)
  Retained earnings  . . . . . . . . . . . . . . . .    19,244      18,054
                                                      --------    --------
    Total stockholders' investment . . . . . . . . .    24,273      23,043
                                                      --------    --------
    Total liabilities and stockholders' investment .  $ 66,227    $ 60,352
                                                      ========    ========


     The accompanying notes are an integral part of these balance sheets.

                                     -3-
VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
-----------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                         For the three months
                                                           ended March 31,
                                                          2005         2004
                                                          ----         ----
Revenues, principally from contracts . . . . . . . .  $  65,919    $  42,609

Costs and expenses of contracts  . . . . . . . . . .     63,755       41,462
                                                      ---------    ---------
Gross profit . . . . . . . . . . . . . . . . . . . .      2,164        1,147

Selling, general and administrative expenses . . . .         56           12

Interest income, net . . . . . . . . . . . . . . . .        (19)         (19)
                                                      ---------    ---------
Income before income taxes . . . . . . . . . . . . .      2,127        1,154

Provision for income taxes . . . . . . . . . . . . .        823          446
                                                      ---------    ---------
Net income . . . . . . . . . . . . . . . . . . . . .  $   1,304    $     708
                                                      =========    =========

Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    0.57    $    0.32
                                                      =========    =========

Basic weighted average shares outstanding             2,279,326    2,216,216
                                                      =========    =========

Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    0.55    $    0.31
                                                      =========    =========

Diluted weighted average shares outstanding           2,353,954    2,286,613
                                                      =========    =========






   The accompanying notes are an integral part of these financial statements.

                                     -4-
VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Investment (Unaudited)
--------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                         Deferred                 Total
                               Common Stock   Paid-In  Stock-Based   Retained  Stockholders'
                              Shares  Amount  Surplus  Compensation  Earnings   Investment
                              ------  ------  -------  ------------  --------   ----------
Balance at
  December 31, 2004 . . . . .  2,277  $ 114  $ 4,879      $  (4)    $ 18,054    $ 23,043

Net income for the period . .      -      -        -          -        1,304       1,304
Exercised stock options . . .      3      -       26          -            -          26
Tax benefit of options
  exercised . . . . . . . . .      -      -       15          -            -          15
Deferred stock-based
  compensation  . . . . . . .      -      -       (3)         1           -           (2)
Amortization of deferred
  stock-based compensation  .      -      -        -          1            -           1
Dividends declared ($.05) . .      -      -        -          -         (114)       (114)
                               -----  -----  -------      -----     --------    --------
Balance at
  March 31, 2005  . . . . . .  2,280  $ 114  $ 4,917      $  (2)    $ 19,244    $ 24,273
                               =====  =====  =======      =====     ========    ========






























   The accompanying notes are an integral part of these financial statements.

                                     -5-
VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
(in thousands)
                                                         For the three months
                                                             ended March 31,
                                                              2005     2004
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $ 1,304  $   708
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      326      262
     Loss on sale of property and equipment  . . . . . . .        2        -
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (141)     (81)
     Tax benefit of options exercised  . . . . . . . . . .       15       14
     Amortization of deferred stock-based compensation . .       (1)       4
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable . . . . . . . . . . . . . . . . .   (9,579)  (2,397)
     Contract inventories  . . . . . . . . . . . . . . . .    4,130        -
     Other current assets and noncurrent assets  . . . . .     (141)    (108)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .    6,459    3,110
     Accrued expenses  . . . . . . . . . . . . . . . . . .     (236)    (281)
                                                            -------  -------
       Net cash provided by operating activities              2,138    1,231
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .     (558)    (790)
                                                            -------  -------
       Net cash used in investing activities                   (558)    (790)
                                                            -------  -------
Cash flows from financing activities:
  Net repayment of bank loans  . . . . . . . . . . . . . .   (1,578)       -
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (114)     (88)
  Proceeds from issuance of common stock . . . . . . . . .       26       37
                                                            -------  -------
       Net cash used in financing activities                 (1,666)     (51)
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents . . .      (86)     390
  Cash and cash equivalents at beginning of period . . . .      130    9,843
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $    44  $10,233
                                                            =======  =======


   The accompanying notes are an integral part of these financial statements.

                                     -6-
                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2004. The Company operates within one reportable segment.


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


Contract Inventories

The components of contract inventories as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

                                                       2005        2004
                                                       ----        ----
Raw material . . . . . . . . . . . . . . . . . . .   $     -     $4,783
Work in process  . . . . . . . . . . . . . . . . .    10,668      3,721
                                                     -------     ------
                                                     $10,668     $8,504
Less:  Progress payments received  . . . . . . . .    (6,294)         -
                                                     -------     ------
   Total contract inventories                        $ 4,374     $8,504
                                                     =======     ======

Contract inventories consist of materials purchased, advances to suppliers, and other expenditures for use in a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS"), to military vehicles for the U.S. Army. This contract was awarded to VSE in November 2004.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Although these costs are classified as contract inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. These materials and direct supplies will not be restocked to maintain any permanent inventory levels.

Raw material inventories consist of advances to suppliers for materials on this contract but on which work has not yet begun. Work in process contract inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process contract inventory includes applicable indirect cost burdens, including general and administrative costs, of approximately $1 million and $442 thousand as of March 31, 2005 and December 31, 2004, respectively.


Debt

VSE has a revolving loan agreement with a bank under which the Company can borrow up to $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. Under the loan agreement, the Company pays a fixed annual commitment fee and interest on any borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the revolving loan is May 31, 2006. The loan agreement contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of March 31, 2005, there were no amounts outstanding under this loan agreement. Amounts outstanding under this loan agreement as of December 31, 2004 were approximately
$1.6 million, which was paid in January, 2005. Interest expense incurred on the loan for the three months ending March 31, 2005 and 2004 was approximately
$1 thousand and $0, respectively.


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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




                                         Three Months Ended March 31,
                                               2005        2004
                                               ----        ----
Net income, as reported                       $1,304	  $  708
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                            -	       3

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects              (62)        (19)
                                              ------       -----
Pro forma net income                          $1,242       $ 692
                                              ======       =====
Earnings per share:

 Basic - as reported                           $0.57       $0.32
 Diluted - as reported                         $0.55       $0.31

 Basic - pro forma                             $0.54       $0.31
 Diluted - pro forma                           $0.53       $0.30

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company can adopt SFAS 123(R) in one of two ways - the modified prospective method or the modified retrospective method. The Company will adopt SFAS 123(R) on January 1, 2006 and is currently evaluating the alternative methods.

The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the three month periods ending March 31, 2005 and 2004 for such excess tax deductions were approximately $15 thousand and $14 thousand, respectively.


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

                                         Three Months Ended March 31,
                                               2005        2004
                                               ----        ----
   Basic weighted average
     common shares outstanding              2,279,326   2,216,216
   Diluted effect of options                   74,628      70,397
                                            ---------   ---------
   Diluted weighted average
     common shares outstanding              2,353,954   2,286,613
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

Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary. Active divisions as of March 31, 2005 include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED"), and, Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS").

VSE also has several other subsidiaries and divisions that were inactive as of March 31, 2005.

TTD Discontinued Operations

In February 2003, VSE decided to terminate operations of its Telecommunications Technologies Division ("TTD") due to declining revenues and significant losses sustained by this division. TTD continued work on uncompleted contracts during 2003 and 2004 to satisfy its contractual obligations and upon finishing work in July 2004, TTD was classified as a discontinued operation. Some of TTD's technical capabilities were transferred to other VSE divisions. The loss of revenue associated with the termination of TTD operations is not significant compared to total VSE revenue, while the elimination of TTD losses will improve VSE profits. There was no material impact on the quarters ended March 31, 2005 or 2004.

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

The Company has also provided support services to the U.S. Postal Service for more than twenty years and is continuing to support this customer through its SED Division. Energetics is focused on providing the Department of Energy and other government and industry customers with expert consulting services in environmental management and energy supply, resource management, and conservation. The Company also provides support services to the U.S. Department of Treasury and has offered products, services, and support in network, multimedia, and audio-visual technology including design, installation, management and support for voice, data, multimedia and related projects to various government agencies and commercial organizations.

BAV Ship Transfer Program

VSE's BAV Division provides the U.S. Navy with engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. The original contract associated with this program was a ten-year cost-plus contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on this program. The new contract is a five-year cost-plus contract with a total ceiling value of approximately $544 million. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation primarily due to changes in the level of activity associated with the Navy's ship transfer program.

During its life, this program has been the Company's single largest revenue producer. Revenues generated by this program have typically accounted for approximately 40% to 50% of consolidated VSE revenues, and revenues generated by this program accounted for approximately 45% and 50% of consolidated revenues during the three month periods ended March 31, 2005 and 2004, respectively. The transfer of four U.S. Navy ships to Taiwan currently conducted under this program is a major contributor to the Company's revenues in 2005 and 2004. The original BAV contract is scheduled to end in 2005. VSE expects the Navy to begin issuing orders on the new contract in the second quarter of 2005 and to cease issuing new orders on the original contract at that time. BAV will continue work associated with the transfer of four ships to Taiwan under delivery orders previously issued on the original contract. For further discussion, refer to "Longer Term Concerns" under Management Outlook.

Contract terms specify award fee payments to BAV that are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The three month periods ended March 31, 2005 and 2004 include BAV award fee income.

TBPS Program

In November 2004, VSE's SED Division was awarded a fixed-price letter contract by the U.S. Army to begin work on a program to provide a protection system for Army vehicles, the Tanker Ballistic Protection System ("TBPS"). Under this program, SED will apply a Fuel Tank Self-Sealing System and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from damage resulting from hostile fire. Testing and preparatory work on this program was conducted in November and December 2004 and the TBPS was applied to the first tanker in January 2005. SED received a definitized $34.9 million firm fixed price per unit contract to formalize contract coverage and additional funding in March 2005. The Company also received a second fixed-price letter contract and is in negotiations with the Army for a second definitized contract under this program that would increase the amount of work by adding more tankers to be included in the program. This program is expected to contribute significantly to revenue growth in 2005 while also presenting new risks and challenges to VSE's business.

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

The use of subcontractors on government contracts also raises certain performance and financial risks to VSE in that government prime contractors are responsible for performing to the requirements of the contract and ensuring compliance with U.S. Government regulations relative to the performance by subcontractors.

Other government procurement practices that can affect the Company's revenues are 1) the length of contracts issued, which may vary depending on changes in contracting regulations and other factors; 2) the use of past performance criteria that may preclude entrance into new government markets; and
3) government social programs that limit contract work to small, woman, or minority owned businesses. Additional risk factors that could potentially affect the Company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under the this program could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV Ship Transfer Program during 2004 also comprised a large percentage of total sales, and is expected to also comprise a large percentage of 2005 sales.

                           Concentration of Continuing Revenues
                           ------------------------------------
                                     (in thousands)
                                     --------------
                           For the three months ended March 31,
                              2005               2004
    Source of Revenue       Revenues    %      Revenues      %
    -----------------       --------    -      --------      -
    BAV Egypt               $ 13,009    20     $ 11,242      26
    BAV Taiwan                15,788    24        8,038      19
    BAV Other                    644     1        1,974       5
                            --------   ---     --------     ---
       Total BAV            $ 29,441    45     $ 21,254      50
    VSE Other                 36,478    55       21,355      50
                            --------   ---     --------     ---
       Total Revenues       $ 65,919   100     $ 42,609     100
                            ========   ===     ========     ===

The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could potentially increase the political risks for revenues from both the BAV Ship Transfer and TBPS Programs. International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.


Management Outlook

The growth trend established by VSE's record high revenues and profits in 2004 is expected to continue in 2005. The major contributors to 2005 results are expected to be: 1) a continuation of the Taiwan Ship Transfer work performed by BAV; 2) performance on the TBPS Program; and 3) additional work provided by Other Significant Contracts.

Taiwan Ship Transfer. The Taiwan ship transfer effort is entering its second full year and is expected to continue to contribute significantly to BAV revenue levels in 2005. Funded backlog on the original BAV contract was approximately $50 million as of March 31, 2005.

TBPS Program. Most of the work on the initial $34.9 million contract on the TBPS Program is expected to be completed in 2005. Additionally, the second contract under this program, currently under negotiation, is also expected to begin generating revenue in 2005. Work on this program is expected to provide significant increases to Company revenues in 2005.

Other Significant Contracts. VSE has three multi-year, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts with no funding committed at the time of award. VSE is one of several awardees on each contract. While future VSE revenue from these contracts cannot be predicted with certainty, the award of these contracts provides the Company with the opportunity to compete for work that could contribute to future revenue growth, including new work in 2005. These three contracts are described below.

VSE's CED Division has a multi-year Rapid Response support contract issued by the U.S. Army Communications-Electronics Command (CECOM). The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be realized, this contract has generated revenues for VSE of approximately
$8.5 million and $5 million during the three months ended March 31, 2005 and 2004, respectively. Funded backlog on this contract as of March 31, 2005 is approximately $30 million. VSE continues to pursue new orders on this contract that present promising revenue opportunities for the future.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. VSE received the first delivery order on this contract, for approximately $300 thousand, in February 2005.

FMD also has a contract with the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This contract has a total contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. VSE is one of several awardees eligible to share in the potential total contract ceiling amount. During February and March 2005, FMD was awarded delivery orders for approximately $44 million in work on this contract.

Funded Backlog

Revenue increases in government contracting businesses are typically preceded by increases in contract funding ("Bookings") and a build-up of funded contract backlog. VSE's Bookings and funded backlog during the first three months of 2005 have remained at levels that give the Company a firm basis for continued revenue growth in 2005.
                                                          (in millions)
                                                          -------------
Bookings for the three months ended March 31, 2005 . . . . .   $68
Funded backlog as of March 31, 2005  . . . . . . . . . . . .  $169
Revenues for the three months ended March 31, 2005 . . . . .   $66

Longer Term Concerns

While 2005 is shaping up to be another strong year, VSE will be challenged to sustain the revenue growth experienced during 2004 and 2005 as the Company heads into 2006 and subsequent years. Certain work efforts that have supported VSE's growth in 2004 and that are expected to contribute significant revenues in 2005 are due to expire in the near future. Most of the current contract work on the TBPS program is expected to be completed by the end of 2005. The Taiwan Ship Transfer work is expected to continue at approximately the same level of effort through 2005 and 2006 and then be substantially completed in early 2007. VSE is exploring potential acquisition opportunities to mitigate the future loss of revenues associated with the expiration of the TBPS Program and the Taiwan Ship Transfer work. The Company intends to continue these efforts in 2005.


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

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On some fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting. Revenues on fixed-price service contracts are recorded as services are provided. Revenues on fixed-price contracts that require delivery of specific items are recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

Revenues by contract type for the three months ended March 31, 2005 and 2004 were as follows (in thousands):


          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type . . . . .     $42,903    65    $29,827    70
          Time and materials.      12,516    19      7,669    18
          Fixed-price . . . .      10,500    16      5,113    12
                                  -------   ---    -------   ---
                                  $65,919   100    $42,609   100
                                  =======   ===    =======   ===

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of March 31, 2005, VSE has recognized approximately $257 thousand in risk funding. VSE believes that it will receive funding for all of this risk funding revenue. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of March 31, 2005, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

Contingencies

From time to time VSE is subject to proceedings, lawsuits, and other claims related to environmental, labor, and other matters. VSE is required to assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company can adopt SFAS 123(R) in one of two ways - the modified prospective method or the modified retrospective method. The Company will adopt SFAS 123(R) on January 1, 2006 and is currently evaluating the alternative methods.

The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for the three month periods ending March 31, 2005 and 2004 for such excess tax deductions were approximately $15 thousand and $14 thousand, respectively.

Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income from continuing operations, and the changes in these items for the three month periods ended March 31, 2005 and 2004 (in thousands):
                                                                   2005
                                                                Compared
                                                                    to
                                               2005      2004      2004
                                               ----      ----      ----
Revenues . . . . . . . . . . . . . . . . .   $65,919   $42,609   $23,310
                                             =======   =======   =======
Income before income taxes . . . . . . . .   $ 2,127   $ 1,154   $   973
Provision for income taxes . . . . . . . .       823       446       377
                                             -------   -------   -------
Net income   . . . . . . . . . . . . . . .   $ 1,304   $   708   $   596
                                             =======   =======   =======

Revenues increased by approximately 55% for the three month period ended
March 31, 2005, as compared to the same period of 2004. The primary reasons for the increase in revenues were 1) an increase in work performed under the BAV Ship Transfer Program, including revenues associated with the Taiwan ship transfer; 2) work attributable to the TBPS program; 3) increased levels of work performed by FMD on its U. S. Navy contracts; and 4) an increase in work performed on the CED Rapid Response contract.

Income before income taxes increased by approximately 84% for the three month period ended March 31, 2005, as compared to the same period of 2004. The increase was primarily due to profits associated with work on the TBPS program, profits associated with the increased revenues of BAV and FMD, and a decrease in the losses incurred by CED in 2005 as compared to 2004.

Financial Condition

VSE's financial condition did not change materially during the three months ended March 31, 2005. The Company's largest assets are its accounts receivable and inventories. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $9.6 million, and accounts payable increased approximately $6.3 million during the first three months of 2005 due primarily to the increase in the level of business activity and the associated billings to customers and subcontractor payments required to perform this work. Inventories declined approximately $4.1 million during the first three months of 2005 as materials and supplies were used to complete protection systems for vehicles on the TBPS Program.

The change in total stockholders' investment in this period resulted primarily from earnings and dividend activity and from the exercise of stock options.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $86 thousand during the three months ended March 31, 2005. The decrease in cash and cash equivalents during this period resulted from cash used in financing activities of approximately $1.7 million, cash used in investing activities of approximately $558 thousand, and cash provided by operating activities of approximately
$2.1 million. Financing activities consisted of repayment of amounts previously borrowed on the Company's bank loan of approximately $1.6 million, dividend payments, and proceeds received from the issuance of common stock due to the exercise of stock options. Investing activities consisted of expansion and improvement of facilities of approximately $172 thousand and purchases of property and equipment, net of dispositions, of approximately $386 thousand.

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

The difference between cash provided by operating activities of approximately $2.1 million in 2005 as compared to approximately $1.2 million in 2004 is primarily due to: 1) an increase in net income; and 2) changes in the levels of accounts receivable, inventories, and accounts payable resulting from increases in revenue and the timing of associated material purchases, subcontractor payments, and receivables collections.

Quarterly cash dividends were paid at the rate of $.05 per share during the three months ended March 31, 2005. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

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

Upon beginning work on the TBPS program, the Company acquired inventories consisting of materials, supplies, and other expenditures for which end units have not yet been completed and accepted. Although these costs are classified as inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. All of the inventories are expected to be liquidated, billed, and collected in 2005 or early 2006. These materials and direct supplies will not be restocked to maintain any permanent inventory levels.

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

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of March 31, 2005. The Company has determined that the $15 million commitment is adequate to cover current and future liquidity requirements.

Performance of work under the BAV Ship Transfer Program, the TBPS program, and other contracts requiring large subcontract or material expenditures have the potential to cause substantial requirements for working capital; however, management believes that current cash surpluses, cash flows from future operations, and the bank loan commitment are adequate to meet current operating cash requirements.

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

                       VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

Based on their most recent evaluation the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e)) are effective as of March 31, 2005 to ensure that information required to be disclosed by the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II.   Other Information

Item 1.    Legal Proceedings

The Company and its subsidiaries have, in the normal course of business, claims against them. In the opinion of management, the resolution of any such claims will not have a material adverse effect on the Company's results of operations or financial position.


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

 Exhibit No.
 -----------
    10.1 Employment Agreement dated as of February 10, 2005, by and between Energetics Incorporated and James E. Reed

    31.1     Section 302 CEO Certification

    31.2     Section 302 CFO and PAO Certification

    32.1     Section 906 CEO Certification

    32.2     Section 906 CFO and PAO Certification


           (b)  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on February 25, 2005, to report its financial results for the fiscal year ended December 31, 2004.

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

                               VSE CORPORATION



Date:  April 27, 2005                 /s/ D. M. Ervine
                                       ______________________________________
                                       D. M. Ervine
                                       Chairman, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer