Form 10-K/A
period 2004-12-31
VSE CORP
filed 2005-06-15
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 2)

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



ITEM 9A.   Controls and Procedures

As of the end of the period covered by this report, based on our management's evaluation, with the participation of VSE Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


           (a)  Exhibits.

 Exhibit No.
 -----------

    31.1   Section 302 CEO Certification

    31.2   Section 302 CFO and PAO Certification




                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on June 14, 2005 on its behalf by the undersigned, thereunto duly authorized.

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