Form 10-Q/A
period 2005-03-31
VSE CORP
filed 2005-06-15
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q/A
                              (Amendment No. 1)


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






Item 4.    Controls and Procedures

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably l ikely to materially affect, our internal control over financial reporting.

                         PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

 Exhibit No.
 ------------

    31.1   Section 302 CEO Certification

    31.2   Section 302 CFO and PAO Certification










                       VSE CORPORATION AND SUBSIDIARIES


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VSE CORPORATION



Date:  June 14, 2005                   /s/ D. M. Ervine
                                       __________________________________
                                       D. M. Ervine
                                       Chairman, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer