Form 10-Q
period 2005-06-30
VSE CORP
filed 2005-07-29
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2005             Commission File Number:  0-3676


                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                      54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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

Number of shares of Common Stock outstanding as of July 29, 2005: 2,346,500.







VSE Corporation and Subsidiaries


Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC"), together with the Annual Report on Form 10-K/A filed with the SEC on June 15, 2005 (collectively, "Form 10-K"). Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by the Company subsequent to its Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

















                                     -2-

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                       June 30,  December 31,
                                                         2005        2004
                                                         ----        ----
                                                      (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .  $  5,182    $    130
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .    42,459      40,274
  Contract inventories . . . . . . . . . . . . . . .     5,369       8,504
  Deferred tax assets  . . . . . . . . . . . . . . .     1,094       1,077
  Other current assets . . . . . . . . . . . . . . .     2,308       1,595
                                                      --------    --------
    Total current assets . . . . . . . . . . . . . .    56,412      51,580

Property and equipment, net  . . . . . . . . . . . .     4,772       4,435
Deferred tax assets  . . . . . . . . . . . . . . . .       500         312
Goodwill . . . . . . . . . . . . . . . . . . . . . .     1,054       1,054
Other assets . . . . . . . . . . . . . . . . . . . .     3,179       2,971
                                                      --------    --------
    Total assets . . . . . . . . . . . . . . . . . .  $ 65,917    $ 60,352
                                                      ========    ========
Liabilities and Stockholders' Investment
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . .  $      -    $  1,578
  Accounts payable . . . . . . . . . . . . . . . . .    29,409      26,853
  Accrued expenses   . . . . . . . . . . . . . . . .     7,811       7,452
  Dividends payable  . . . . . . . . . . . . . . . .       141         114
                                                      --------    --------
    Total current liabilities  . . . . . . . . . . .    37,361      35,997

Deferred compensation  . . . . . . . . . . . . . . .     1,504       1,312
                                                      --------    --------
    Total liabilities  . . . . . . . . . . . . . . .    38,865      37,309
                                                      --------    --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,346,500 in 2005 and
    2,276,688 shares in 2004 . . . . . . . . . . . .       117         114
  Paid-in surplus  . . . . . . . . . . . . . . . . .     6,068       4,879
  Deferred stock-based compensation  . . . . . . . .        (1)         (4)
  Retained earnings  . . . . . . . . . . . . . . . .    20,868      18,054
                                                      --------    --------
    Total stockholders' investment . . . . . . . . .    27,052      23,043
                                                      --------    --------
    Total liabilities and stockholders' investment .  $ 65,917    $ 60,352
                                                      ========    ========


     The accompanying notes are an integral part of these balance sheets.

                                     -3-

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                      For the three months      For the six months
                                          ended June 30,          ended June 30,
                                       2005        2004          2005        2004
                                       ----        ----          ----        ----
Revenues, principally from
  contracts . . . . . . . . .      $  72,682   $  54,037     $ 138,601   $  96,646

Costs and expenses of
  contracts . . . . . . . . .         69,716      52,424       133,471      93,886
                                   ---------   ---------     ---------   ---------
Gross profit. . . . . . . . .          2,966       1,613         5,130       2,760

Selling, general and
  administrative expenses . .            111         245           167         257

Interest income, net. . . . .            (22)        (26)          (41)        (45)
                                   ---------   ---------     ---------   ---------
Income before income taxes. .          2,877       1,394         5,004       2,548

Provision for income taxes. .          1,112         539         1,935         985
                                   ---------   ---------     ---------   ---------
Income from continuing
  operations  . . . . . . . .          1,765         855         3,069       1,563

Discontinued operations:
  Loss from operations,
    before income taxes . . .              -          (2)            -          (2)
  Benefit for income taxes. .              -          (1)            -          (1)
                                   ---------   ---------     ---------   ---------
  Loss from discontinued
    operations  . . . . . . .              -          (1)            -          (1)
                                   ---------   ---------     ---------   ---------
Net income. . . . . . . . . .      $   1,765   $     854     $   3,069   $   1,562
                                   =========   =========     =========   =========

Basic earnings per share:
  Income from continuing
    operations                     $    0.76   $    0.38     $    1.34   $    0.70
  Loss from discontinued
    operations                          0.00        0.00          0.00        0.00
                                   ---------   ---------     ---------   ---------
Net income  . . . . . . . . .      $    0.76   $    0.38     $    1.34   $    0.70
                                   =========   =========     =========   =========
Basic weighted average shares
  outstanding                      2,310,864   2,221,559     2,295,182   2,218,887
                                   =========   =========     =========   =========
Diluted earnings per share:
  Income from continuing
    operations                     $    0.74   $    0.37     $    1.30   $    0.68
  Loss from discontinued
    operations                          0.00        0.00          0.00        0.00
                                   ---------   ---------     ---------   ---------
Net income. . . . . . . . . .      $    0.74   $    0.37     $    1.30   $    0.68
                                   =========   =========     =========   =========
Diluted weighted average
  shares outstanding               2,377,254   2,305,911     2,365,668   2,296,262
                                   =========   =========     =========   =========

Dividends declared per share       $    0.06   $    0.05     $    0.11   $    0.09
                                   =========   =========     =========   =========

   The accompanying notes are an integral part of these financial statements.

                                     -4-

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Investment (Unaudited)
--------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                         Deferred                 Total
                               Common Stock   Paid-In  Stock-Based   Retained  Stockholders'
                              Shares  Amount  Surplus  Compensation  Earnings   Investment
                              ------  ------  -------  ------------  --------   ----------
Balance at
  December 31, 2004 . . . . .  2,277  $ 114  $ 4,879      $  (4)    $ 18,054    $ 23,043

Net income for the period . .      -      -        -          -        3,069       3,069
Exercised stock options . . .     70      3      530          -            -         533
Tax benefit of options
  exercised . . . . . . . . .      -      -      662          -            -         662
Deferred stock-based
  compensation  . . . . . . .      -      -       (3)         3            -           -
Dividends declared ($.11) . .      -      -        -          -         (255)       (255)
                               -----  -----  -------      -----     --------    --------
Balance at
  June 30, 2005  . . . . . .   2,347  $ 117  $ 6,068      $  (1)    $ 20,868    $ 27,052
                               =====  =====  =======      =====     ========    ========













   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------
(in thousands)
                                                           For the six months
                                                              ended June 30,
                                                              2005     2004
                                                              ----     ----
Cash flows from operating activities:
 Net income    . . . . . . . . . . . . . . . . . . . . . .  $ 3,069  $ 1,562
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      660      569
     Loss on sale of property and equipment  . . . . . . .        2        -
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (205)    (234)
     Tax benefit of options exercised  . . . . . . . . . .      662       39
     Amortization of deferred stock-based compensation . .        -        9
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable, net. . . . . . . . . . . . . . .   (2,185) (16,140)
     Contract inventories  . . . . . . . . . . . . . . . .    3,135        -
     Other current assets and noncurrent assets  . . . . .     (921)     158
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .    2,748   12,975
     Accrued expenses  . . . . . . . . . . . . . . . . . .      359       36
                                                            -------  -------
       Net cash provided by (used in) operating activities    7,324   (1,026)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .     (999)  (1,757)
                                                            -------  -------
       Net cash used in investing activities                   (999)  (1,757)
                                                            -------  -------
Cash flows from financing activities:
  Net repayment of bank loans  . . . . . . . . . . . . . .   (1,578)       -
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (228)    (177)
  Proceeds from the exercise of common stock . . . . . . .      533       92
                                                            -------  -------
       Net cash used in financing activities                 (1,273)     (85)
                                                            -------  -------

Net increase (decrease) in cash and cash equivalents . . .    5,052   (2,868)
  Cash and cash equivalents at beginning of period . . . .      130    9,843
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 5,182  $ 6,975
                                                            =======  =======


The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2004. The Company operates within one reportable segment.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include the allowance for doubtful accounts and accruals for loss contracts, contract disallowance, self insured health claims and estimated cost to complete on firm fixed-price contracts.


Contract Inventories

The components of contract inventories as of June 30, 2005 and December 31, 2004 were as follows (in thousands):

                                                       2005       2004
                                                       ----       ----
Raw material . . . . . . . . . . . . . . . . . . .   $     -     $4,783
Work in process  . . . . . . . . . . . . . . . . .     9,238      3,721
                                                     -------     ------
                                                     $ 9,238     $8,504
Less:  Progress payments received  . . . . . . . .    (3,869)        -
                                                     -------     ------
   Total contract inventories                        $ 5,369     $8,504
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

Raw material inventories consist of advances to suppliers for materials on this contract but on which work has not yet begun. Work in process contract inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process contract inventory includes applicable indirect cost burdens, including general and administrative costs, of approximately $1 million and $442 thousand as of June 30, 2005 and December 31, 2004, respectively.


Debt

VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loan amounts or letters of credit. The amount of credit available to the Company is $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. The Company pays a fixed annual commitment fee of $20 thousand and interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the loan agreement is May 31, 2006. The loan agreement contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of June 30, 2005, there were no revolving loan amounts outstanding and one letter of credit for approximately $192 thousand. Amounts outstanding under this loan agreement as of December 31, 2004 were approximately $1.6 million in revolving loan borrowings and no letters of credit. Interest expense incurred for revolving loan amounts borrowed for the six months ending June 30, 2005 and 2004 was approximately $2 thousand and $0, respectively.

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                      2005        2004      2005        2004
                                      ----        ----      ----        ----
Net income, as reported             $1,765	$  854    $3,069      $1,562
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                  -	     2         -           5

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects    (50)        (19)     (112)        (38)
                                    ------      ------    ------      ------

Pro forma net income                $1,715      $  837    $2,957      $1,529
                                    ======      ======    ======      ======
Earnings per share:

 Basic - as reported                $ 0.76      $ 0.38    $ 1.34      $ 0.70
 Diluted - as reported              $ 0.74      $ 0.37    $ 1.30      $ 0.68

 Basic - pro forma                  $ 0.74      $ 0.38    $ 1.29      $ 0.69
 Diluted - pro forma                $ 0.72      $ 0.36    $ 1.25      $ 0.67

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

The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



future because they depend on, among other things, when employees exercise stock options.

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

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                    2005        2004       2005        2004
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   2,310,864   2,221,559  2,295,182   2,218,887

   Diluted effect of options        66,390      84,352     70,486      77,375
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   2,377,254   2,305,911  2,365,668   2,296,262
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

Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary. Active divisions as of June 30, 2005 include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and, Systems Engineering Division ("SED"). Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS") initiated start up marketing efforts in 2005, but became inactive in May 2005 when it was apparent that these efforts were unproductive.

TTD Discontinued Operations

In February 2003, VSE decided to terminate operations of its Telecommunications Technologies Division ("TTD") due to declining revenues and significant losses sustained by this division. TTD continued work on uncompleted contracts during 2003 and 2004 to satisfy its contractual obligations and upon finishing work in July 2004, TTD was classified as a discontinued operation. Some of TTD's technical capabilities were transferred to other VSE divisions. The loss of revenue associated with the termination of TTD operations has not been significant compared to total VSE revenue, while the elimination of TTD losses has improved VSE profits.

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

Energetics provides the Department of Energy and other government and industry customers with expert consulting services that typically include program planning and analysis, R&D management services, technology assessment and performance metrics, communications and outreach, and conference planning. FMD and SED provide base support and other services to the U.S. Air Force. The Company has also provided support services to the U.S. Postal Service and U.S. Department of Treasury.

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

During its life, this program has been the Company's single largest revenue producer. Revenues generated by this program have typically accounted for approximately 40% to 50% of consolidated VSE revenues, and revenues generated by this program accounted for approximately 43% and 54% of consolidated revenues during the six month periods ended June 30, 2005 and 2004, respectively. The transfer of four U.S. Navy ships to Taiwan currently conducted under this program is a major contributor to the Company's revenues in 2005 and 2004. The Navy began issuing orders on the new contract in the second quarter of 2005 and ceased issuing orders for new work on the original contract at that time. BAV will continue work associated with the transfer of four ships to Taiwan under delivery orders previously issued on the original contract. For further discussion, refer to "Longer Term Concerns" under Management Outlook.

Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. Each of the three month periods ended June 30, 2005 and 2004 and March 31, 2005 and 2004 includes BAV award fee income. Total fee income as a percentage of revenue on the original contract has been relatively low compared to other VSE contracts.

TBPS Program

In November 2004, VSE's SED Division was awarded a fixed-price letter contract by the U.S. Army to begin work on a program to provide a protection system for Army vehicles, the Tanker Ballistic Protection System ("TBPS"). Under this program, SED will apply a Fuel Tank Self-Sealing System and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from damage resulting from hostile fire. Testing and preparatory work on this program was conducted in November and December 2004 and the TBPS was applied to the first tanker in January 2005. SED received a definitized $34.9 million firm fixed price per unit contract to formalize contract coverage and funding in March 2005. In July 2005, the contract was modified to increase the number of tankers and funded contract ceiling was increased by $9.2 million.

In April 2005, the Company received a second fixed-price letter contract under this program with initial funding of $6.4 million. The second contract will increase the amount of work by adding two more types of tankers to be included in the program. In July 2005, this second contract was modified to increase the funding by an additional $15.6 million and the Company is in negotiations to definitize the contract in the near future.

The TBPS Program is expected to contribute significantly to revenue growth in 2005. The work performed on this program will also significantly increase the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program is expected to present VSE's business with the potential for both increased profit margins and increased risks and challenges.

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

Other government procurement practices that can affect the Company's revenues are 1) the length of contracts issued, which may vary depending on changes in contracting regulations and other factors; 2) the use of past performance criteria that may preclude entrance into new government markets; and
3) government socioeconomic programs that limit contract work to small, woman, or minority owned businesses. Additional risk factors that could potentially affect the Company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV Ship Transfer Program during 2004 also comprised a large percentage of total sales, and is expected to also comprise a large percentage of 2005 sales.

                         Concentration of Revenues (in thousands)
                         ----------------------------------------
                             For the six months ended June 30,
                              2005               2004
    Source of Revenue       Revenues    %      Revenues      %
    -----------------       --------    -      --------      -
    BAV Egypt               $ 25,955    19     $ 23,996      25
    BAV Taiwan                31,642    23       25,411      26
    BAV Other                  1,721     1        3,046       3
                            --------   ---     --------     ---
       Total BAV            $ 59,318    43     $ 52,453      54
    VSE Other                 79,283    57       44,193      46
                            --------   ---     --------     ---
       Total Revenues       $138,601   100     $ 96,646     100
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


Management Outlook

The growth trend established by VSE's record high revenues and profits in 2004 is continuing in 2005. The major contributors to 2005 results are expected to be: 1) performance on the TBPS Program; 2) a continuation of the Taiwan Ship Transfer work performed by BAV; and 3) additional work provided by Other Significant Contracts.

TBPS Program. Most of the work on the initial contract on the TBPS Program is expected to be completed in 2005. Additionally, the second contract under this program, currently under negotiation, is also expected to begin generating revenue in 2005. Work on this program is expected to provide significant increases to Company revenues and potential increases to profits in 2005.

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

VSE's CED Division has a multi-year Rapid Response support contract issued by the U.S. Army Communications-Electronics Command (CECOM) that was awarded in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be realized, this contract has generated revenues for VSE of approximately $20 million and $11 million during the six months ended June 30, 2005 and 2004, respectively. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. FMD has been awarded one delivery order on this contract, for approximately $300 thousand, in February 2005.

FMD also has a contract, awarded in September 2004, with the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This contract has a total contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. VSE is one of several awardees eligible to share in the potential total contract ceiling amount. Since the date of the contract award, FMD has been awarded delivery orders totaling approximately $44 million in work on this contract. It is not likely that the full ceiling amount will be realized.

Funded Backlog

Revenue increases in government contracting businesses are typically preceded by increases in contract funding ("Bookings") and a build-up of funded contract backlog. VSE's Bookings and funded backlog during the first six months of 2005 have remained at levels that give the Company a firm basis for continued revenue growth in 2005.
                                                        (in millions)
                                                        -------------
Bookings for the six months ended June 30, 2005  . . . . .   $151
Funded backlog as of June 30, 2005   . . . . . . . . . . .   $180
Revenues for the six months ended June 30, 2005  . . . . .   $139

Longer Term Concerns

Certain work efforts that have supported VSE's growth in 2004 and 2005 are due to expire in the future. VSE has received significant contributions to its revenue growth in 2004 from the Taiwan Ship Transfer work and in 2005 from both the Taiwan Ship Transfer work and the TBPS program work. The Taiwan Ship Transfer work is expected to continue at approximately the same level of effort through 2005 and 2006 and be substantially completed in late 2006. The TBPS program contractual coverage extends through early 2007 and the Company expects to continue work on the program through 2006 at approximately the same levels. At this time, the Company has no indication that there will be any further work ordered on the TBPS program beyond early 2007. The expected expiration of these two programs will present challenges for VSE to sustain the revenue growth that it has experienced during 2004 and 2005 and that it expects to experience in the remainder of 2005 and 2006 into years beyond 2006.

VSE is tracking multiple bidding opportunities for new contract work and is also exploring potential acquisition opportunities to mitigate the future loss of revenues associated with the expiration of the TBPS Program and the Taiwan Ship Transfer work.


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

Revenues by contract type for the six months ended June 30, 2005 and 2004 were as follows (in thousands):

         Contract Type          Revenues    %    Revenues    %
         -------------          --------    -    --------    -
         Cost-type . . . . .     $85,420    62    $69,582    72
         Time and materials.      29,644    21     12,187    13
         Fixed-price . . . .      23,537    17     14,877    15
                                --------   ---    -------   ---
                                $138,601   100    $96,646   100
                                ========   ===    =======   ===

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of June 30, 2005, VSE has recognized approximately $348 thousand in risk funding. The Company received funding modifications for approximately $235 thousand of this amount in July 2005. VSE believes that it will receive funding for all of this risk funding revenue. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of June 30, 2005, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have an adverse impact on the Company's results of operations or financial condition.

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

The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income from continuing operations, and the changes in these items for the three and six month periods ended June 30, 2005 and 2004
(in thousands):
                                                                     2005
                                                                   Increase
                                                                   Compared
                                                                      to
                                                                     2004
                                                                ---------------
                           Three Months         Six Months
                          Ended June 30,      Ended June 30,    Three    Six
                          2005     2004       2005      2004    Months   Months
                          ----     ----       ----      ----    ------   ------
Revenues . . . . . .    $72,682  $54,037   $138,601  $ 96,646   $18,645  $41,955
                        =======  =======   ========  ========   =======  =======
Income before income
  taxes  . . . . . .    $ 2,877  $ 1,394   $  5,004  $  2,548   $ 1,483  $ 2,456
Provision for income
  taxes  . . . . . .      1,112      539      1,935       985       573      950
                        -------  -------   --------  --------   -------  -------
Income from continuing
  operations . . . .    $ 1,765  $   855   $  3,069  $  1,563   $   910  $ 1,506
                        =======  =======   ========  ========   =======  =======

Revenues increased by approximately 35% and 43% for the three and six month periods ended June 30, 2005, as compared to the same periods of 2004. The primary reasons for the increases in revenues were 1) work attributable to the TBPS program; 2) an increase in work performed under the BAV Ship Transfer Program, including revenues associated with the Taiwan ship transfer; 3) an increase in work performed on the CED Rapid Response contract; 4) increased levels of work performed by FMD on its U. S. Navy contracts; and 5) increased levels of military equipment refurbishment services performed by SED for the U.S. Army Reserve.

Income before income taxes increased by approximately 106% and 96% for the three and six month periods ended June 30, 2005, as compared to the same periods of 2004. One of the primary reasons for the increased income before income taxes was an increase in gross margins attributable to 1) spreading corporate fixed costs over a larger revenue base, and 2) an increase in the percentage of work performed on time and materials and fixed-price contracts, which have more favorable profit margins than work performed on cost type contracts. Another reason for the increased income before income taxes was the profits associated with the additional revenues. The TBPS program increased both the Company's overall revenue and percentage of fixed price contract work, which contributed to the increased income. Profits associated with the increase in military equipment refurbishment services performed by SED, profits from the increased revenues of BAV and FMD, profits associated with an increase in MSD services, and a decrease in the losses incurred by CED in 2005 as compared to 2004 also contributed to the Company's increase in pretax income during these periods as compared to the same periods of 2004. Also, the Company's selling, general, and administrative expenses declined for the three and six month periods ended
June 30, 2005 as compared to the same periods of 2004 because the Company has subleased most of its office space in 2005 that had been vacant in 2004, thereby eliminating costs in 2005 as compared to the prior year.

The provision for income taxes for the periods ended June 30, 2005 and 2004 were computed at an effective tax rate of approximately 39%.


Financial Condition

VSE's financial condition did not change materially during the six months ended June 30, 2005. The Company's largest assets are its accounts receivable and inventories. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $2.2 million, and accounts payable increased approximately $2.6 million during the first six months of 2005 due primarily to the increase in the level of business activity and the associated billings to customers and subcontractor payments required to perform this work. Inventories declined approximately $3.1 million during the first six months of 2005 as materials and supplies were used to complete protection systems for vehicles on the TBPS Program. The change in total stockholders' investment in this period resulted primarily from earnings and dividend activity and from the exercise of stock options.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $5.1 million during the six months ended June 30, 2005. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $7.3 million, cash used in financing activities of approximately $1.3 million, and cash used in investing activities of approximately $1 million. Financing activities consisted of repayment of amounts previously borrowed on the Company's bank loan of approximately $1.6 million, dividend payments, and proceeds received from the issuance of common stock due to the exercise of stock options. Investing activities consisted of expansion and improvement of facilities of approximately $179 thousand and purchases of property and equipment, net of dispositions, of approximately $820 thousand.

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

The difference between cash provided by operating activities of approximately $7.3 million in 2005 as compared to cash used of approximately $1 million in 2004 is primarily due to: 1) an increase in net income; and 2) changes in the levels of accounts receivable, inventories, and accounts payable resulting from increases in revenue and the timing of associated material purchases, subcontractor payments, and receivables collections.

Quarterly cash dividends were paid at the rate of $.05 per share during the six months ended June 30, 2005. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

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

Upon beginning work on the TBPS program, the Company acquired inventories consisting of materials, supplies, and other expenditures for which end units have not yet been completed and accepted. Although these costs are classified as inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. All of the inventories are expected to be liquidated, billed, and collected as vehicle protection systems are completed and accepted by the government customer. These materials and direct supplies will not be restocked to maintain any permanent inventory levels.

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

Other cash requirements include income tax payments, acquisition of capital assets for office and computer support, facilities improvements, and payment of cash dividends.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of June 30, 2005. The Company has determined that the $15 million commitment is adequate to cover known current and future liquidity requirements.

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

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of VSE Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 4.    Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of the Company's stockholders was held on May 3, 2005 for the following purposes:

1. To elect seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

2. To ratify the appointment of Ernst & Young LLP as VSE's independent certified public accountants for the year ending December 31, 2005;

All of the Company's seven nominees as directors were elected, and the appointment of Ernst & Young LLP as VSE's independent certified public accountants for the year ending December 31, 2005 was ratified by the stockholders. The voting results were as follows:

                                                   Shares Voted
                                --------------------------------------------
                                                       Withhold/      Broker
                                   For        Against	Abstain	   Non-Votes
	                        --------------------------------------------
1.	Nominee
	Donald M. Ervine	1,958,892	--       4,368      316,365
	Clifford M. Kendall	1,959,201	--       4,059      316,365
	Calvin S. Koonce	1,959,201	--       4,059      316,365
	James F. Lafond	        1,958,461	--       4,799      316,635
	David M. Osnos	        1,832,432	--     139,828      316,635
	Jimmy D. Ross           1,959,201	--       4,059      316,635
	Bonnie K. Wachtel       1,959,201	--       4,059      316,635

2.	Ernst & Young LLP
          appointment           1,959,156    1,450	 2,654	    316,635


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

 Exhibit No.

    31.1   Section 302 CEO Certification

    31.2   Section 302 CFO and PAO Certification

    32.1   Section 906 CEO Certification

    32.2   Section 906 CFO and PAO Certification


           (b)  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on April 28, 2005, to report the financial results of the first quarter 2005 and to announce the award to the Registrant of a $544 million indefinite delivery, indefinite quantity, cost-plus-award-fee contract from the U.S. Navy for services in support of U.S. Navy ships that are bought, sold, or otherwise transferred through the Foreign Military Sales (FMS) program to FMS customers.


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

VSE CORPORATION



Date:  July 29, 2005                  /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer