Form 10-Q
period 2005-09-30
VSE CORP
filed 2005-10-28
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2005        Commission File Number:  0-3676



                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                      54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes [ ]    No [x]



Number of shares of Common Stock outstanding as of October 28, 2005: 2,349,500.




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

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                                    September 30, December 31,
                                                        2005         2004
                                                        ----         ----
                                                     (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . $  9,758     $    130
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .   46,353       40,274
  Contract inventories . . . . . . . . . . . . . . .    3,531        8,504
  Deferred tax assets  . . . . . . . . . . . . . . .    1,162        1,077
  Other current assets . . . . . . . . . . . . . . .    2,442        1,595
                                                     --------     --------
    Total current assets . . . . . . . . . . . . . .   63,246       51,580

Property and equipment, net  . . . . . . . . . . . .    4,918        4,435
Deferred tax assets  . . . . . . . . . . . . . . . .      608          312
Goodwill . . . . . . . . . . . . . . . . . . . . . .    1,054        1,054
Other assets . . . . . . . . . . . . . . . . . . . .    3,199        2,971
                                                     --------     --------
    Total assets . . . . . . . . . . . . . . . . . . $ 73,025     $ 60,352
                                                     ========     ========
Liabilities and Stockholders' Investment
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . . $      -     $  1,578
  Accounts payable . . . . . . . . . . . . . . . . .   33,491       26,853
  Accrued expenses   . . . . . . . . . . . . . . . .    9,290        7,452
  Dividends payable  . . . . . . . . . . . . . . . .        -          114
                                                     --------     --------
    Total current liabilities  . . . . . . . . . . .   42,781       35,997

Deferred compensation  . . . . . . . . . . . . . . .    1,564        1,312
                                                     --------     --------
    Total liabilities  . . . . . . . . . . . . . . .   44,345       37,309
                                                     --------     --------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued 2,349,500 in 2005 and
    2,276,688 shares in 2004 . . . . . . . . . . . .      117          114
  Paid-in surplus  . . . . . . . . . . . . . . . . .    6,109        4,879
  Deferred stock-based compensation  . . . . . . . .       (1)          (4)
  Retained earnings  . . . . . . . . . . . . . . . .   22,455       18,054
                                                     --------     --------
    Total stockholders' investment . . . . . . . . .   28,680       23,043
                                                     --------     --------
    Total liabilities and stockholders' investment . $ 73,025     $ 60,352
                                                     ========     ========

    The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                      For the three months       For the nine months
                                       ended September 30,       ended September 30,
                                       2005          2004          2005       2004
                                       ----          ----          ----       ----
Revenues, principally from
  contracts . . . . . . . . .      $  76,600     $  62,223     $ 215,201     $ 158,869

Costs and expenses of
  contracts . . . . . . . . .         73,883        60,620       207,354       154,505
                                   ---------     ---------     ---------     ---------
Gross profit. . . . . . . . .          2,717         1,603         7,847         4,364

Selling, general and
  administrative expenses . .            173           192           340           450

Interest income, net. . . . .            (43)          (31)          (84)          (76)
                                   ---------     ---------     ---------     ---------
Income before income taxes. .          2,587         1,442         7,591         3,990

Provision for income taxes. .          1,000           557         2,935         1,542
                                   ---------     ---------     ---------     ---------
Income from continuing
  operations  . . . . . . . .          1,587           885         4,656         2,448

Discontinued operations:
  Loss from operations,
    before income taxes . . .              -             -            -             (2)
  Benefit for income taxes. .              -             -            -             (1)
                                   ---------     ---------     ---------     ---------
  Loss from discontinued
    operations  . . . . . . .              -             -            -             (1)
                                   ---------     ---------     ---------     ---------

Net income. . . . . . . . . .      $   1,587     $     885     $   4,656     $   2,447
                                   =========     =========     =========     =========
Basic earnings per share:
  Income from continuing
    operations                     $    0.68     $    0.40     $    2.01     $    1.10
  Loss from discontinued
    operations                          0.00          0.00          0.00          0.00
                                   ---------     ---------     ---------     ---------
Net income  . . . . . . . . .      $    0.68     $    0.40     $    2.01     $    1.10
                                   =========     =========     =========     =========
Basic weighted average shares
  outstanding                      2,348,228     2,225,307     2,313,058     2,221,043
                                   =========     =========     =========     =========
Diluted earnings per share:
  Income from continuing
    operations                     $    0.66     $    0.38     $    1.95     $    1.06
  Loss from discontinued
    operations                          0.00          0.00          0.00          0.00
                                   ---------     ---------     ---------     ---------
Net income. . . . . . . . . .      $    0.66     $    0.38     $    1.95     $    1.06
                                   =========     =========     =========     =========
Diluted weighted average
  shares outstanding               2,417,056     2,301,040     2,382,986     2,297,866
                                   =========     =========     =========     =========
Dividends declared per share       $    0.00     $    0.05     $    0.11     $    0.14
                                   =========     =========     =========     =========


  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Investment (Unaudited)
--------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                         Deferred                 Total
                               Common Stock   Paid-In  Stock-Based   Retained  Stockholders'
                              Shares  Amount  Surplus  Compensation  Earnings   Investment
                              ------  ------  -------  ------------  --------   ----------
Balance at
  December 31, 2004 . . . . .  2,277  $ 114   $ 4,879      $  (4)     $ 18,054   $ 23,043

Net income for the period . .      -      -         -          -         4,656      4,656
Exercised stock options . . .     73      3       549          -             -        552
Tax benefit of options
  exercised . . . . . . . . .      -      -       684          -             -        684
Deferred stock-based
  compensation  . . . . . . .      -      -        (3)         3             -          -
Dividends declared ($.11) . .      -      -         -          -          (255)      (255)
                               -----  -----   -------      -----      --------   --------
Balance at
  September 30, 2005  . . . .  2,350  $ 117   $ 6,109      $  (1)     $ 22,455   $ 28,680
                               =====  =====   =======      =====      ========   ========







  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(in thousands)
                                                           For the nine months
                                                           ended September 30,
                                                              2005     2004
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 4,656  $ 2,447
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .    1,010      977
     Loss on sale of property and equipment  . . . . . . .        2        -
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (381)    (265)
     Tax benefit of options exercised  . . . . . . . . . .      684      261
     Amortization of deferred stock-based compensation . .        -       12
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable, net. . . . . . . . . . . . . . .   (6,079) (26,743)
     Contract inventories  . . . . . . . . . . . . . . . .    4,973        -
     Other current assets and noncurrent assets  . . . . .   (1,075)    (536)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .    6,890   21,554
     Accrued expenses  . . . . . . . . . . . . . . . . . .    1,838      879
                                                            -------  -------
       Net cash provided by (used in) operating activities   12,518   (1,414)
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .   (1,495)  (2,265)
                                                            -------  -------
       Net cash used in investing activities                 (1,495)  (2,265)
                                                            -------  -------
Cash flows from financing activities:
  Net repayment of bank loans  . . . . . . . . . . . . . .   (1,578)       -
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (369)    (289)
  Proceeds from the exercise of options of common stock  .      552      299
                                                            -------  -------
       Net cash (used in) provided by financing activities   (1,395)      10

Net increase (decrease) in cash and cash equivalents . . .    9,628   (3,669)
  Cash and cash equivalents at beginning of period . . . .      130    9,843
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 9,758  $ 6,174
                                                            =======  =======


  The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2004. The Company operates within one reportable segment.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include the allowance for doubtful accounts, accruals for loss contracts, contract disallowance reserves, self insured health claims and estimated cost to complete on firm fixed-price contracts.


Contract Inventories

The components of contract inventories as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

                                                               2005       2004
                                                               ----       ----
Raw material . . . . . . . . . . . . . . . . . . . . . . .  $     -     $4,783
Work in process  . . . . . . . . . . . . . . . . . . . . .    9,245      3,721
                                                            -------     ------
                                                            $ 9,245     $8,504
Less:  Progress payments and customer advances received. .   (5,714)         -
                                                            -------     ------
   Total contract inventories                               $ 3,531     $8,504
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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Raw material inventories consist of advances to suppliers for materials on this contract but on which work has not yet begun. Work in process contract inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process contract inventory includes applicable
indirect  cost  burdens,  including   general  and  administrative  costs,  of
approximately $972 thousand and $442 thousand as of September 30, 2005 and December 31, 2004, respectively.

Debt

VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loan amounts or letters of credit. The amount of credit available to the Company is $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. The Company pays a fixed annual commitment fee of $20 thousand and interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate. The expiration date of the loan agreement is May 31, 2007. The loan agreement contains collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of September 30, 2005, there were no revolving loan amounts outstanding and one letter of credit for approximately $192 thousand. Amounts outstanding under this loan agreement as of December 31, 2004 were approximately $1.6 million in revolving loan borrowings and no letters of credit. Interest expense incurred for revolving loan amounts borrowed for the nine months ending September 30, 2005 and 2004 was approximately $1 thousand and $0, respectively.

Subsequent Dividend Declaration

A quarterly dividend of $.06 per share was declared on October 3, 2005, to be paid in November 2005. The Company has paid dividends each year since 1973, with quarterly dividend payment dates that generally occur in February, May, August, and November. Dividends paid are usually, but not always, declared during the quarter preceding the payment date. The dividend declared on October 3, 2005 will be the fourth quarterly dividend paid in 2005.

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



                                        Three Months           Nine Months
                                     Ended September 30,   Ended September 30,
                                      2005        2004      2005        2004
                                      ----        ----      ----        ----
Net income, as reported             $1,587	$  885    $4,656      $2,447
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                  -	     2         -          7

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects    (61)        (19)     (173)        (57)

                                    ------      ------    ------      ------
Pro forma net income                $1,526      $  868    $4,483      $2,397
                                    ======      ======    ======      ======
Earnings per share:

 Basic - as reported                $ 0.68      $ 0.40    $ 2.01      $ 1.10
 Diluted - as reported              $ 0.66      $ 0.38    $ 1.95      $ 1.06

 Basic - pro forma                  $ 0.65      $ 0.39    $ 1.94      $ 1.08
 Diluted - pro forma                $ 0.63      $ 0.38    $ 1.88      $ 1.04


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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



common shares that were outstanding during each period. Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options.

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                    2005        2004       2005        2004
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   2,348,228   2,225,307  2,313,058   2,221,043

   Dilutive effect of options       68,828      75,733     69,928      76,823
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   2,417,056   2,301,040  2,382,986   2,297,866
                                 =========   =========  =========   =========

Litigation

The Company is a party to or has property subject to litigation during the normal course of business. In the opinion of management, the resolution of any such litigation will not have a material adverse effect on the Company's results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

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

Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary. Active divisions as of September 30, 2005 include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and, Systems Engineering Division ("SED").

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

VSE Customers and Services

The Company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the Company's services is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Navy, Army, and Air Force. Other customers include the Department of Homeland Security, the U.S. Postal Service, the Department of Energy, and the Department of Treasury.

Navy - The majority of VSE's work is performed for the U.S. Navy. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's ship transfer program. FMD supports the Navy by providing a variety of services including ship installation efforts, combat systems inspections, ship repair and overhaul availability planning, harpoon weapons management, ordnance alteration, and air combat logistics. VCG provides services to the U.S. Coast Guard that are similar to the work performed by BAV for the Navy.

Army/Army Reserve - VSE also performs a significant amount of its work for the U.S. Army and U. S. Army Reserve. SED provides these customers equipment refurbishment services, military vehicle protection systems, engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army, as well as other government agencies and commercial organizations, with quality training services for product, process, and management optimization. CED provides management oversight and coordinates support efforts for a variety of government work orders on a large Army contract.

Other - Energetics provides the Department of Energy and other government and industry customers with expert consulting services that typically include program planning and analysis, R&D management services, technology assessment and performance metrics, communications and outreach, and conference planning. VSE provides base support and other services to the U.S. Air Force through contract work performed by FMD and SED. The Company has also provided support services to the U.S. Postal Service and U.S. Department of Treasury.

BAV Ship Transfer Program

VSE's BAV Division provides the U.S. Navy with engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. The original contract associated with this program was a ten-year cost-plus award fee contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on this program. The new contract is a five-year cost-plus award fee contract with a total ceiling value of approximately $544 million. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program.

During its life, this program has been the Company's single largest revenue producer. Revenues generated by this program have typically accounted for approximately 40% to 50% of consolidated VSE revenues, and revenues generated by this program accounted for approximately 43% and 54% of consolidated revenues during the nine month periods ended September 30, 2005 and 2004, respectively. The transfer of four U.S. Navy ships to Taiwan currently conducted under this program is a major contributor to the Company's revenues in 2005 and 2004. The Navy began issuing orders on the new contract in the second quarter of 2005 and ceased issuing orders for new work on the original contract at that time. BAV will continue work associated with the transfer of four ships to Taiwan under delivery orders previously issued on the original contract.

Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the contract modification authorizing the award fee is certain. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The three month periods ended September 30, 2005 and 2004 do not include BAV award fee income. Each of the three month periods ended June 30, 2005 and 2004 and March 31, 2005 and 2004 includes BAV award fee income. Total fee income as a percentage of revenue on the original contract has been relatively low compared to other VSE contracts.

TBPS Program

In November 2004, VSE's SED Division was awarded a fixed-price letter contract by the U.S. Army to begin work on a program to provide a protection system for Army vehicles, the Tanker Ballistic Protection System ("TBPS"). Under this program, SED applies a Fuel Tank Self-Sealing System and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from damage resulting from hostile fire. Testing and preparatory work on this program was conducted in November and December 2004 and the TBPS was applied to the first tanker in January 2005. SED received a definitized firm fixed price per unit contract to formalize contract coverage and funding in March 2005. In April 2005, the Company received a second fixed-price letter contract under this program that increased the amount of work by adding two more types of tankers to be included in the program. In September 2005, this second letter contract was definitized and VSE was awarded a second fixed price per unit contract.

Subsequent to award, VSE has received modifications to the first contract to adjust the number of tankers based on Army tanker availability and needs and VSE anticipates that there may be future modifications to both contracts as the Army's needs change. The current funded contract ceiling for the TBPS program contracts is approximately $84 million as of September 30, 2005. Contractual coverage for work on the TBPS program runs through 2007 and the Company expects to most likely complete work in early 2007.

The TBPS Program has contributed significantly to revenue growth in 2005. The work performed on this program also significantly increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program is expected to present VSE's business with the potential for both increased profit margins and increased risks and challenges.

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

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV Ship Transfer Program during 2004 and 2005 also comprised a large percentage of total sales.

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


                 Selected VSE Revenues (in thousands)
                 ------------------------------------
                            For the Nine months ended September 30,
                              2005                   2004
    Source of Revenue       Revenues      %        Revenues      %
    -----------------       --------      -        --------      -
    BAV Taiwan              $ 47,978      22       $ 43,774      28
    BAV Egypt                 40,432      19         37,406      23
    BAV Other                  4,390       2          5,306       3
                            --------     ---       --------     ---
       Total BAV            $ 92,800      43       $ 86,486      54

    TBPS Program              25,938      12              -       -

    VSE Other                 96,463      45         72,383      46
                            --------     ---       --------     ---
       Total Revenues       $215,201     100       $158,869     100
                            ========     ===       ========     ===


Management Outlook

The growth trend established by VSE's record high revenues and profits in 2004 is continuing in 2005. The major contributors to 2005 results are expected to be: 1) performance on the TBPS Program; 2) a continuation of the Taiwan Ship Transfer work performed by BAV; and 3) additional work provided by Other Significant Contracts.

TBPS Program. A majority of the work on the initial contract on the TBPS Program is expected to be completed by early 2006. Additionally, the second contract under this program is expected to begin generating revenue in the fourth quarter of 2005. Work on this program is contributing to increases in Company revenues and profits in 2005 and has the potential for continued contributions to revenues and profits in 2006.

Taiwan Ship Transfer. BAV's Taiwan ship transfer effort, entering its second full year, is contributing significantly to VSE revenue levels in 2005 and is expected to continue to contribute significantly to revenues in 2006.

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

VSE's CED Division has a multi-year Rapid Response support contract issued by the U.S. Army Communications-Electronics Command (CECOM) that was awarded in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers.
If all options are exercised, this contract has a potential total ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be realized, this contract has generated revenues for VSE of approximately $29.3 million and $18.7 million during the nine months ended September 30, 2005 and 2004, respectively. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. FMD has generated only minor amounts of revenue from this contract.

FMD also has a contract, awarded in September 2004, with the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This contract has a total contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. VSE is one of several awardees eligible to share in the potential total contract ceiling amount. Since the date of the contract award, FMD has been awarded delivery orders totaling approximately $44 million in work on this contract. Although it is not likely that the full $1.022 billion ceiling amount will be realized, this contract does present potential future revenue opportunities.

Funded Backlog

Revenue increases in government contracting businesses are typically preceded by increases in contract funding ("bookings") and a build-up of funded contract backlog. VSE's bookings and funded backlog during the first nine months of 2005 have remained at levels that give the Company a firm basis for continued revenue growth in 2005 and into 2006.
                                                                (in millions)
                                                                -------------
   Bookings for the nine months ended September 30, 2005. . . .      $259
   Funded backlog as of September 30, 2005  . . . . . . . . . .      $212
   Revenues for the nine months ended September 30, 2005. . . .      $215

Longer Term Concerns and Risks

Certain work efforts that have supported VSE's growth in 2004 and 2005 are due to expire in the future. VSE has received significant contributions to its revenue growth in 2004 from the Taiwan Ship Transfer work and in 2005 from both the Taiwan Ship Transfer work and the TBPS program work. The Taiwan Ship Transfer work is expected to continue contributing significant levels of revenue through 2005 and 2006 and be substantially completed in late 2006. The TBPS program contractual coverage runs through 2007 and the Company expects to continue work on the program through 2006 at approximately the same levels experienced in 2005. At this time, the Company has no indication that there will be any further work ordered on the TBPS program beyond early 2007. The expected expiration of these two programs will present challenges for VSE to sustain the revenue growth that it has experienced during 2004 and 2005 and that it expects to experience in the remainder of 2005 and 2006 into years beyond 2006. VSE is tracking multiple bidding opportunities for new contract work and is also exploring potential acquisition opportunities to mitigate the future loss of revenues associated with the expiration of the TBPS Program and the Taiwan Ship Transfer work.

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

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The BAV contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not record award fee revenue until constructive notification of the award terms is received from the customer. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

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

Revenues by contract type for the nine months ended September 30, 2005 and 2004 were as follows (in thousands):

                                  2005             2004
         Contract Type          Revenues    %    Revenues    %
         -------------          --------    -    --------    -
         Cost-type . . . . .    $134,247    62   $117,563    74
         Time and materials.      45,998    22     19,064    12
         Fixed-price . . . .      34,956    16     22,242    14
                                --------   ---   --------   ---
                                $215,201   100   $158,869   100
                                ========   ===   ========   ===


The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. As of September 30, 2005, VSE has recognized approximately $170 thousand in risk funding. VSE believes that it will receive funding for all of this risk funding revenue. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of September 30, 2005, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have an adverse impact on the Company's results of operations or financial condition.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company can adopt SFAS 123(R) in one of two ways - the modified prospective method or the modified retrospective method. The Company must adopt SFAS 123(R) on January 1, 2006 and is currently evaluating the alternative methods.

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

Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income from continuing operations, and the changes in these items for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):
                                                                    2005
                                                                  Increase
                                                                  Compared
                                                                     to
                                                                    2004
                          Three Months        Nine Months     ----------------
                      Ended September 30, Ended September 30, Three      Nine
                         2005     2004       2005      2004   Months    Months
                         ----     ----       ----      ----   ------   -------
Revenues . . . . . .   $76,600  $62,223   $215,201  $158,869  $14,377  $56,332
                       =======  =======   ========  ========  =======  =======
Income before income
  taxes  . . . . . .   $ 2,587  $ 1,442   $  7,591  $  3,990  $ 1,145  $ 3,601
Provision for income
  taxes  . . . . . .     1,000      557      2,935     1,542      443    1,393
                       -------  -------   --------  --------  -------  -------
Income from continuing
  operations . . . .   $ 1,587  $   885   $  4,656  $  2,448  $   702  $ 2,208
                       =======  =======   ========  ========  =======  =======

Revenues increased by approximately 23% and 35% for the three and nine month periods ended September 30, 2005, as compared to the same periods of 2004. The primary reasons for the increases in revenues were 1) work attributable to the TBPS program; 2) increased levels of work performed by FMD on its U. S. Navy contracts; 3) an increase in work performed on the CED Rapid Response contract;
4) an increase in work performed under the BAV Ship Transfer Program, including revenues associated with the Taiwan ship transfer; and 5) increased levels of military equipment refurbishment services performed by SED for the U. S. Army Reserve.

Income before income taxes increased by approximately 79% and 90% for the three and nine month periods ended September 30, 2005, as compared to the same periods of 2004. The increases in income before income taxes resulted from the profits associated with additional revenues and an increase in gross margins. The increase in gross margins were primarily attributable to spreading corporate fixed costs over a larger revenue base and an increase in the percentage of work performed on time and materials and fixed-price contracts, which have more favorable profit margins than work performed on cost type contracts. The TBPS program increased both the Company's overall revenue and percentage of fixed price contract work, and made the most significant contribution to increased income. Profits associated with the increase in military equipment refurbishment services performed by SED, profits from the increased revenues of BAV and FMD, profits associated with an increase in MSD services, and a decrease in the losses incurred by CED in 2005 as compared to 2004 also contributed to the Company's increase in pretax income during these periods as compared to the same periods of 2004. Also, the Company's selling, general, and administrative expenses declined for the three and nine month periods ended September 30, 2005 as compared to the same periods of 2004 because the Company has subleased most of its office space in 2005 that had been vacant in 2004, thereby eliminating costs in 2005 as compared to the prior year.

The provision for income taxes for the periods ended September 30, 2005 and 2004 were computed at an effective tax rate of approximately 39%.


Financial Condition

VSE's financial condition did not change materially during the nine months ended September 30, 2005. The Company's largest assets are its accounts receivable and cash and cash equivalents. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $6.1 million, cash and cash equivalents increased approximately $9.6 million, accounts payable increased approximately $6.6 million, and accrued expenses increased approximately $1.8 million during the first nine months of 2005 due primarily to the increase in the level of business activity and the associated billings to customers and subcontractor payments required to perform this work. Inventories declined approximately $5.0 million during the first nine months of 2005 as materials and supplies were used to complete protection systems for vehicles on the TBPS Program. The change in total stockholders' investment in this period resulted from earnings and dividend activity and from the exercise of stock options.


Subsequent Dividend Declaration

A quarterly dividend of $.06 per share was declared on October 3, 2005, to be paid in November 2005. The Company has paid dividends each year since 1973, with quarterly dividend payment dates that generally occur in February, May, August, and November. Dividends paid are usually, but not always, declared during the quarter preceding the payment date. The dividend declared on October 3, 2005 will be the fourth quarterly dividend paid in 2005.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $9.6 million during the nine months ended September 30, 2005. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $12.5 million, cash used in investing activities of approximately $1.5 million, and cash used in financing activities of approximately
$1.4 million. Investing activities consisted of facilities related expenditures, including expenditures for facilities expansion and improvement, of approximately $351 thousand and purchases of property and equipment, net of dispositions, of approximately $1.1 million. Financing activities consisted of repayment of amounts previously borrowed on the Company's bank loan of approximately $1.6 million, dividend payments, and proceeds received from the issuance of common stock due to the exercise of stock options.

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

The difference between cash provided by operating activities of approximately $12.5 million in 2005 as compared to cash used of approximately $1.4 million in 2004 is primarily due to: 1) an increase in net income; and 2) changes in the levels of accounts receivable, inventories, and accounts payable resulting from increases in revenue and the timing of associated material purchases, subcontractor payments, and receivables collections.

Quarterly cash dividends were paid at the rate of $.05 per share during the three month periods ended March 31 and June 30, 2005, and at the rate of $.06 per share during the three month period ended September 30, 2005. Under its bank loan agreement, VSE's payment of cash dividends is subject to a maximum annual rate. VSE has paid cash dividends each year since 1973.

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

Accounts receivable arise primarily from billings made by the Company to the government or other government prime contractors for services rendered, and payments received on accounts receivable represent the principal source of cash for the Company. Accounts receivable levels can be affected significantly by the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Accounts receivable levels are also affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the Company, and government delays in processing administrative paperwork for contract funding.

Work on the TBPS program requires the Company to acquire inventories consisting of materials, supplies, and other expenditures for which end units have not yet been completed and accepted. Although these costs are classified as inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. All of the inventories are expected to be liquidated, billed, and collected as vehicle protection systems are completed and accepted by the government customer. These materials and direct supplies will not be restocked to maintain any permanent inventory levels.

Accounts payable arise primarily from purchases of subcontractor services and materials used by the Company in the performance of its contract work. Payments made on accounts payable, along with payments made to satisfy employee payroll and payroll associated expenses, make up the principal cash requirements of the Company. Accounts payable levels can be affected significantly by the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts and by changes in the level of contract work performed by the Company.

Other cash requirements include income tax payments, acquisition of capital assets for office and computer support, facilities improvements, and payment of cash dividends.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of September 30, 2005. The amount of this commitment is negotiable between the Company and the bank. The Company has determined that the current $15 million commitment amount is adequate to cover known current and future liquidity requirements.

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


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the Company at variable interest rates. The Company has not borrowed significant amounts on the loan in recent years. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan agreement, future interest rate changes could potentially have a material impact.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                        PART II.   Other Information

Item 1.    Legal Proceedings

The Company is a party to or has property subject to litigation during the normal course of business. In the opinion of management, the resolution of any such litigation will not have a material adverse effect on the Company's results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Registrant did not purchase any of its equity securities during the period covered by this report.

Under the Registrant's bank loan agreement dividends may be paid in an annual aggregate amount of $.60 per share, provided there is no default under the loan agreement.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

 Exhibit No.
 -----------

    31.1   Section 302 CEO Certification

    31.2   Section 302 CFO and PAO Certification

    32.1   Section 906 CEO Certification

    32.2   Section 906 CFO and PAO Certification

           (b)  Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on August 1, 2005, to report the financial results of the second quarter 2005.

The Registrant filed a Current Report on Form 8-K on August 5, 2005 to report that the VSE Corporation Board of Directors approved an increase in non-employee director fees and the adoption of an attendance fee for each meeting of the Board of Directors or committee of the Board of Directors attended.


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

                               VSE CORPORATION



Date:  October 28, 2005               /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer