Form 10-K
period 2005-12-31
VSE CORP
filed 2006-03-08
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                                    22303-1499
  (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code            (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:        None
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.05 per share
                               (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]    No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [x]    No [ ]

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2005, was approximately $45.9 million based on the last reported sales price of the Registrant's common stock on the Nasdaq National Market as of that date.

Number of shares of Common Stock outstanding as of March 8, 2006: 2,359,611.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 2, 2006, are incorporated by reference into Part III of this report.


                              TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I

ITEM 1.	        Business . . . . . . . . . . . . . . . . . . . . . . . .    3
ITEM 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . .    7
ITEM 1B.	Unresolved Staff Comments  . . . . . . . . . . . . . . .   10
ITEM 2.	        Properties . . . . . . . . . . . . . . . . . . . . . . .   10
ITEM 3.	        Legal Proceedings  . . . . . . . . . . . . . . . . . . .   10
ITEM 4.	        Submission of Matters to a Vote of Security Holders  . .   10
		Executive Officers of the Registrant . . . . . . . . . .   11

PART II

ITEM 5.	        Market for Registrant's Common Equity and Related
		Stockholder Matters  . . . . . . . . . . . . . . . . . .   12
ITEM 6.	        Selected Financial Data	 . . . . . . . . . . . . . . . .   14
ITEM 7.	        Management's Discussion and Analysis of Financial
		Condition and Results of Operations  . . . . . . . . . .   15
ITEM 8.	        Financial Statements and Supplementary Data  . . . . . .   29
ITEM 9.	        Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure  . . . . . . . . . .   49
ITEM 9A.	Controls and Procedures  . . . . . . . . . . . . . . . .   49
ITEM 9B.	Other Information  . . . . . . . . . . . . . . . . . . .   49


PART III

ITEM 10.	Directors and Executive Officers of the Registrant . . .   49
ITEM 11.	Executive Compensation . . . . . . . . . . . . . . . . .   49
ITEM 12.	Security Ownership of Certain Beneficial Owners and
		Management . . . . . . . . . . . . . . . . . . . . . . .   49
ITEM 13.	Certain Relationships and Related Transactions . . . . .   49
ITEM 14.	Principal Accountant Fees and Services . . . . . . . . .   50

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on
		Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .   50

                Signatures . . . . . . . . . . . . . . . . . . . . . . .   51

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



                                    Part I

ITEM 1. Business

(a)    General Development

       VSE was incorporated in Delaware in 1959. The parent company serves as a centralized management and consolidating entity for the business operations conducted by the Company's divisions and wholly owned subsidiary, Energetics Incorporated ("Energetics"). Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD") beginning in 2006, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED").

       VSE previously conducted business operations in other subsidiaries and divisions during the past three year period that have been dissolved or became inactive prior to December 31, 2005. These include Human Resource Systems, Inc. ("HRSI"), dissolved in 2004; Telecommunications Technologies Division ("TTD"), discontinued operations in 2004 and Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS"), inactive as of May 2005. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

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

(b)   Financial Information

       VSE operations are conducted within a single reporting segment and financial information is presented on a company-wide basis. In 2004, all business operations associated with the Company's TTD division ceased and financial results of TTD are presented as discontinued operations. Financial information for the three years ended December 31, 2005, appears in the "Consolidated Statements of Operations" contained in this Form 10-K.

(c)  Description of Business

Services and Products

       VSE engineering, logistics, management, and technical services include a broad array of capabilities and resources used in program planning; systems integration support; engineering and technical support for ground weapons; material procurement support; configuration management; computer-aided drafting and design; design and engineering, including prototype development; ship reactivation, transfer support and follow-on technical support; logistics management; design and installation of intelligent conference rooms; training, consulting and implementation support; quality training services for product, process, and management optimization; technology insertion; service life extension; environmental management and support; technology research, development and demonstration programs involving energy conservation and efficiency; advanced technology transfers; technology roadmaps; and feasibility, assessment and development programs.

       Typical projects include sustaining engineering support for military vehicles and combat trailers; military equipment refurbishment and modification; military vehicle ballistic protection systems; ship maintenance, repair, overhaul planning and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; life cycle support for ships; ship communication systems; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer LAN, and telecommunications systems; cross-platform technical data, product data and technical manual development and support.

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

       Substantially all of the Company's revenues are derived from contract services performed for the government. The U.S. Navy is VSE's largest single customer. Other significant customers include the U.S. Army and Army Reserve and the Department of Energy. The Company's customers also include various other government agencies, non-government organizations, and commercial entities.

                           VSE Revenues by Customer
                            (Dollars in Thousands)

                           2005               2004               2003
Customer                 Revenues      %    Revenues      %    Revenues      %
-------                  --------      -    --------      -    --------      -
U.S. Navy  . . . . . .   $196,363    70.1   $157,433    72.9   $ 93,957    70.6
U.S. Army/Army Reserve     56,019    20.0     27,384    12.7     16,374    12.3
Department of Energy .      9,734     3.5     10,578     4.9     11,405     8.6
U.S. Air Force . . . .      5,431     1.9      3,628     1.7      2,287     1.7
U.S. Coast Guard . . .      5,008     1.8      8,498     3.9      4,946     3.7
All other government .      5,795     2.1      6,535     3.0      2,408     1.8
Commercial and other .      1,789     0.6      1,955     0.9      1,682     1.3
                         --------   -----   --------   -----   --------   -----
   Total                 $280,139   100.0   $216,011   100.0   $133,059   100.0
                         ========   =====   ========   =====   ========   =====

       The government's procurement practices in recent years have tended toward the bundling of various work efforts under large comprehensive management contracts ("omnibus"). As a result, the growth opportunities available to the Company have occurred in large, unpredictable increments. The Company has pursued these larger efforts by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by Company personnel. Accordingly, the use of such teaming arrangements may lower the Company's overall profit margins in some years. Although the government's practice of using omnibus contracts is expected to continue, there are indications that the Company will have opportunities to compete for smaller contracts requiring specific areas of expertise in the future. VSE is positioned to pursue these opportunities while continuing to use subcontractor teams to compete for the omnibus contracts. Due to competitive pressures, the Company has also elected to pursue more of its contract work through operating divisions and subsidiaries to focus on particular lines of work or specific customer requirements.

       As a result of the bundling trend described above, the Company has some divisions for which revenues are derived predominantly from one major contract effort. Substantially all of BAV's work is performed on a program for the U.S. Navy that accounted for approximately 43%, 52%, and 48% of consolidated revenues in 2005, 2004, and 2003, respectively. This program is currently performed under two contracts. The original ten-year contract was awarded in 1995 with a total contract ceiling of over $1 billion and has been extended to continue work on a major delivery order effort through most of 2006. A follow-on five-year contract with a total ceiling of approximately $544 million was awarded in 2005.

       The Company's contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the Company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Profits on cost-type contracts are equal to the fees that are earned.

       The BAV Division contracts have terms that specify award fee payments that are determined by performance and level of contract activity. Award fees under the BAV contracts are made three times during the year, and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

       Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract.

Profits or losses on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

       Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On some fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting. Revenues on fixed-price service contracts are recorded as work is performed. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

Backlog

       Funded backlog for government contracts represents a measure of the Company's potential future revenues and is defined as the total estimated value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. VSE's funded backlog as of December 31, 2005, increased to approximately $276 million, the highest backlog in the Company's history. Funded backlog as of December 31, 2004 and 2003 was approximately $168 million and $83 million, respectively. The increases in funded backlog during these years are due to increases in funding on the Company's existing programs and the funding received on new programs in 2005. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing program requirements and the ultimate availability of funds. The majority of the Company's funded backlog is expected to be completed within one year.

       In addition to the increases in funding on current contracts, there were significant increases in total contract ceiling amounts available for use by the Company resulting from large multiple award, indefinite delivery, indefinite quantity contracts awarded by the U.S. Army and U.S. Navy to the Company in 2004 and 2003. While the award of these contracts has increased the opportunities available to VSE to pursue future work, the amount of future work is not determinable until delivery orders are placed on the contracts. Additionally, these delivery orders must be funded by the procuring agencies before the Company can perform work and begin earning revenues from them.

       In December 2005, VSE was awarded a task order on the U.S. Army contract with a base year valued at approximately $139 million, with an additional one-year option period valued at approximately $212 million. The task order is incrementally funded. The initial funding was approximately $31 million, included in the December 31, 2005 funded backlog amount above, with additional funding expected to follow.

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

Personnel

	VSE services are provided by a staff of professional and technical personnel having high levels of education, experience, training and skills. As of February 2006, VSE employed 716 employees. Principal categories of VSE technical personnel include (a) engineers, and technicians in mechanical, electronic, chemical, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, and (f) logisticians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces. The Company considers its relationships with employees to be excellent.

Competition

       The professional and technical services industry in which VSE is engaged is very competitive. There are numerous other organizations, including large, diversified firms with greater financial resources and larger technical staffs, which are capable of providing essentially the same services as those offered by VSE. Such companies may be publicly owned or privately held or may be divisions of much larger organizations, including large manufacturing corporations.

       Government agencies have emphasized awarding contracts of the types performed by VSE on a competitive basis as opposed to a sole source or other non-competitive basis. Most of the significant contracts currently performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration ("GSA"). GSA provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. The Company has four GSA schedule contracts for different classes of services, but there is no assurance regarding the level of work which may be obtained by VSE under these contract arrangements. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in VSE's business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business for VSE and its competitors, thereby intensifying competition for the remaining business.

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

Available Information

	Copies of VSE's Annual Report on Form 10-K, Quarterly Reports on
Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and are available free of charge through VSE's website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission.


ITEM 1A.  Risk Factors

       VSE's future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in other filings with the SEC.

Federal procurement directives could result in a loss of work on current programs to set-asides and omnibus contracts.

       VSE's business with the government is subject to the risk that one or more of the Company's potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into omnibus contracts for very large businesses. These risks can potentially have an adverse effect on VSE's revenue growth and profit margins.

Funding uncertainties for federal programs could adversely affect the Company's ability to continue work on its government contracts.

       Government contract business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by political and administrative disagreements within the government. To date, the effect of such negotiations and disagreements on the Company has not been material, but no assurances can be given about such risks with respect to future years.

Global economic conditions and political factors could adversely affect revenues on current programs.

       VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program could affect sales. BAV sales to Egypt and Taiwan have historically comprised a large percentage of the Company's total sales in any one year. The concentration of a large percentage of work under one or two client countries presents additional risk to the Company.

       The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could potentially increase the political risks for revenues from the BAV Ship Transfer, TBPS, and CED Army Equipment Support Programs. International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.

VSE is exposed to contractual and financial liabilities in the event that its subcontractors do not perform satisfactorily.

       A large percentage of VSE's contract work is performed by subcontractors, which raises certain performance and financial risks to VSE. While subcontractor terms generally specify the terms and performance for which the subcontractor is liable to VSE, in the event of any unsatisfactory performance on the part of subcontractors, the Company still must bear the cost to ensure satisfactory performance on its prime contracts.

As a U.S. Government contractor, VSE is subject to a number of procurement rules and regulations that could expose the Company to potential liabilities or loss of work.

       VSE must comply with and is affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how the Company does business with its customers and, in some instances, impose added costs on the business.
A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of contracts or debarment from bidding on contracts.

       In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, the Company would normally be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-type contract, the Company would normally be entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

       A termination for default could expose the Company to liability and have a material adverse effect on its ability to compete for future contracts and orders. In addition, the U.S. Government could terminate a prime contract under which the Company is a subcontractor, irrespective of the quality of services provided by VSE as a subcontractor.

VSE's business could be adversely affected by a negative audit by the U.S. Government.

       U.S. Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, the Company could suffer serious reputational harm if allegations of impropriety were made.

VSE's earnings and margins may vary based on the mix of contracts and programs.

       At December 31, 2005, funded backlog included both cost-type and fixed-price contracts. Cost-type contracts generally have lower profit margins than fixed-price contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by Company personnel. Accordingly, the level of work performed on cost-type versus fixed-price contracts and the level of work performed by subcontractors may cause fluctuations in the Company's overall profit margins from year to year or from period to period.

VSE uses estimates in accounting for its programs. Changes in estimates could affect future financial results.

       The Company uses estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include the allowance for doubtful accounts and accruals for loss contracts, contract disallowance and self insured health claims, and estimated cost to complete on certain fixed-price contracts.

New accounting standards could result in changes to VSE's methods of quantifying and recording accounting transactions, and could affect financial results and financial position.

       Changes to Generally Accepted Accounting Principles in the United States
(GAAP) arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on results of operations, financial position and other financial measures.


ITEM 1B.  Unresolved Staff Comments

       None


ITEM 2.   Properties

       VSE's principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by VSE through April 30, 2008. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 16 other U.S. leased facilities located near customer sites to facilitate communications and enhance project performance. These facilities are generally occupied under short-term leases and currently include an aggregate of approximately 173,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the United States, generally at foreign shipyards.

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


ITEM 4.   Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2005.



                     EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth information concerning the executive officers of the Registrant as of March 8, 2006. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Mr. Dacus and Mr. Reed.

       Mr. Dacus joined VSE in 2001 and previously served as an officer of VSE from 1984 to 1991. From 1991 to 2001, Mr. Dacus served as an officer in four high technology service companies, and his career includes over 30 years experience in managing high technology engineering programs and projects.

       Mr. Reed joined VSE in 2005 as Chief Operating Officer of VSE's wholly owned subsidiary Energetics Incorporated, and effective April 1, 2005, he was appointed Energetics' President. Mr. Reed was a founder of Energetics in 1979 and served as an officer of Energetics from 1979 to 2001. He provided senior-level consulting services to government and private clients as a sole proprietor during the period 2001 through 2004. He is a Registered Professional Engineer in Maryland.

       The executive officers are appointed annually to serve until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name			         Age     Position with Registrant
----                             ---     ------------------------
Thomas G. Dacus	. . . . . . . .  60      Senior Vice President and Director,
                                         Federal Group

Donald M. Ervine  . . . . . . .  69      Chairman and Chief Executive Officer,
                                         President and Chief Operating Officer

James E. Reed . . . . . . . . .  57      President, Energetics Incorporated, and
                                         Director, Energy and Environment Group

James M. Knowlton . . . . . . .  63      Executive Vice President and
                                         Director, International Group

Thomas R. Loftus  . . . . . . .  50      Senior Vice President and Chief
                                         Financial Officer

Craig S. Weber  . . . . . . . .  61      Executive Vice President, Chief
                                         Administrative Officer, and Secretary







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

       Quarter Ended            High	         Low           Dividends
       -------------            ----             ---           ---------
       2004:
       March 31 . . . . . . .  $19.10          $12.35            $.04
       June 30  . . . . . . .   27.00           14.62             .05
       September 30 . . . . .   33.91           14.00             .05
       December 31  . . . . .   33.91           22.56             .05
       For the Year            $33.91          $12.35            $.19


       2005:
       March 31 . . . . . . .  $27.49          $21.09		 $.05
       June 30  . . . . . . .   38.85           23.82		  .06
       September 30 . . . . .   40.50           30.00	 	  .00 (see (c) below)
       December 31  . . . . .   42.25           31.56		  .12
       For the Year            $42.25          $21.09            $.23


(b) Holders

       There were approximately 1,740 stockholders of VSE common stock as of February 1, 2006, consisting of approximately 250 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's Annual Meeting of Stockholders held on May 3, 2005, to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c) Dividends

       Cash dividends were declared at the rate of $.05 per share on March 8, 2005, and $.06 per share on May 3, 2005, October 3, 2005 and December 6, 2005. Pursuant to VSE's bank loan agreement (see Note 8 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

(d) Equity Compensation Plan Information

       The following table provides information about the Company's equity compensation plans as of December 31, 2005:


                                                          Number of Shares
                                                             Remaining
                                                           Available for
                         Number of         Weighted       Future Issuance
                        Shares to be       Average         Under Equity
                        Issued upon        Exercise      Compensation Plans
                        Exercise of        Price of      (excluding shares
                        Outstanding       Outstanding      reflected in
                        Options (1)         Options         column (a))
Plan Category               (a)               (b)               (c)
-------------           ------------      -----------    ------------------
Equity compensation
plans approved by
stockholders  . . . . .   197,563           $15.83            280,000

Equity compensation
plan not approved
by stockholders . . . .         -                -                  -
                          -------           ------            -------
Total                     197,563           $15.83            280,000
                          =======           ======            =======


(1) Excludes 262,913 shares of issued and outstanding shares of VSE Common Stock (par value $.05 per share) held by the VSE Corporation Employee ESOP/401(k) Plan; these shares may be transferred to Plan participants on retirement, termination of VSE employment, or pursuant to ESOP diversification.






ITEM 6.    Selected Financial Data

(In thousands, except per share data)
                                                  2005       2004      2003      2002      2001
                                                  ----       ----      ----      ----      ----

Revenues, principally from contracts . . . . . $280,139   $216,011  $133,059  $128,417  $103,490
                                               ========   ========  ========  ========  ========

Income from continuing operations  . . . . . . $  6,169   $  3,445  $  2,090  $  1,585  $    547
(Loss) income from discontinued operations . .        -         (1)      (79)     (933)      308
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $  6,169   $  3,444  $  2,011  $    652  $    855
                                               ========   ========  ========  ========  ========
Basic earnings per common share:
  Income from continuing operations  . . . . . $   2.66   $   1.54  $    .96  $    .73  $    .26
  Loss (income) from discontinued operations .        -          -      (.04)     (.43)      .14
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . . $   2.66   $   1.54  $    .92  $    .30  $    .40
                                               ========   ========  ========  ========  ========
Diluted earnings per common share:
  Income from continuing operations  . . . . . $   2.58   $   1.49  $    .94  $    .72  $    .26
  Loss (income) from discontinued operations .        -          -      (.04)     (.42)      .14
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . . .     2.58   $   1.49  $    .90  $    .30  $   . 40
                                               ========   ========  ========  ========  ========

Working Capital  . . . . . . . . . . . . . . . $ 22,028   $ 15,748  $ 13,394  $ 10,762  $  8,807
                                               ========   ========  ========  ========  ========

Total assets . . . . . . . . . . . . . . . . . $ 73,866   $ 60,352  $ 30,776  $ 32,075  $ 33,209
                                               ========   ========  ========  ========  ========

Long-term debt . . . . . . . . . . . . . . . . $      -   $      -  $      -  $      -  $    351
                                               ========   ========  ========  ========  ========

Stockholders' investment . . . . . . . . . . . $ 30,151   $ 23,043  $ 19,058  $ 17,043  $ 16,475
                                               ========   ========  ========  ========  ========

Cash dividends per common share  . . . . . . . $    .23   $    .19  $    .16  $    .16  $    .16
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
------------------

VSE Organization

       VSE's business operations consist primarily of services performed by the Company's unincorporated divisions and wholly owned subsidiary. The Company uses multiple operating entities to bid on and perform contract work. The use of an operating structure with multiple entities gives the Company certain competitive advantages and the flexibility to pursue a diverse business base. The term "VSE" or "Company" refers to VSE and its divisions and subsidiaries unless the context indicates operations of the parent company only.

       Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD") beginning in 2006, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary.

       VSE previously conducted business operations in other subsidiaries and divisions during the past three year period that have been dissolved or became inactive prior to December 31, 2005. These include Human Resource Systems, Inc. ("HRSI"), dissolved in 2004; Telecommunications Technologies Division ("TTD"), discontinued operations in 2004 and Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS"), inactive as of May 2005.

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

       Navy - The majority of VSE's work is performed for the U.S. Navy. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's Foreign Military Sales ("FMS") ship transfer program. FMD supports the Navy by providing a variety of services including ship systems installation efforts, combat systems inspections, ship repair and overhaul availability planning, weapons management, ordnance alterations, and air combat logistics. VCG provides services to the U.S. Coast Guard that are similar to the work performed by BAV for the U.S. Navy and its FMS customers.

       Army/Army Reserve - VSE also performs a significant amount of its work for the U.S. Army and U.S. Army Reserve. VSE, through SED and ELD, provides these customers equipment refurbishment services, military vehicle protection systems, engineering and technical support for ground weapons, logistics and training services, material procurement support, and prototype development support for combat vehicles. MSD provides the Army, as well as other government agencies and commercial organizations, with training services in quality systems and product, process, and management optimization. CED provides management oversight and coordinates support efforts for a variety of government work orders on a large Army contract.

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

                           VSE Revenues by Customer
                            (Dollars in Thousands)
                          2005              2004              2003
Source of Revenue      Revenues      %    Revenues      %    Revenues      %
-----------------      --------      -    --------      -    --------      -
Navy                   $196,363    70.1   $157,433    72.9   $ 93,957    70.6
Army/Army Reserve        56,019    20.0     27,384    12.7     16,374    12.3
Other                    27,757     9.9     31,194    14.4     22,728    17.1
                       --------   -----   --------   -----   --------   -----
  Total Revenues       $280,139   100.0   $216,011   100.0   $133,059   100.0
                       ========   =====   ========   =====   ========   =====

BAV Ship Transfer Program

       VSE's BAV Division provides the U.S. Navy with engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. During its life, this program has been the Company's single largest revenue producer. Revenues generated by this program have typically accounted for approximately 40% to 50% of consolidated VSE revenues, and revenues generated by this program accounted for approximately 43% and 52% of consolidated revenues in 2005 and 2004, respectively. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan currently conducted under this program is a major contributor to the Company's revenues in 2005 and 2004.

       The original contract associated with this program was a ten-year cost-plus award fee contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on this program. The new contract is a five-year cost-plus award fee contract with a total ceiling value of approximately $544 million. The Navy began issuing orders on the new contract in the second quarter of 2005 and ceased issuing orders for new work on the original contract at that time. BAV will continue work associated with the transfer of four ships to Taiwan under delivery orders previously issued on the original contract until the work is completed and all four ships are delivered to Taiwan.

       Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. In 2005 and 2004, each of the three month periods ended December 31, June 30, and March 31, includes BAV award fee income. The three month periods ended September 30, 2005 and 2004 do not include BAV award fee income.

TBPS Program

       In November 2004, VSE's SED Division began work on a program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a Fuel Tank Self-Sealing System and necessary Add-on Armor Panels for Army Fuel

Dispensing Tankers as protection from damage resulting from hostile fire. Testing and preparatory work was conducted in November and December 2004 and delivery of completed vehicle protection systems began in January 2005.

       SED has multiple firm fixed price per unit contracts under which it is performing the TBPS Program. Subsequent to award, VSE has received modifications to the contracts to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future modifications to these contracts as the Army's needs change. The current funded contract ceiling for the TBPS Program contracts is approximately $78 million as of December 31, 2005. Contractual coverage for work on the TBPS program runs through January 2007 and the Company expects to most likely complete work in early 2007.

       The TBPS Program has contributed significantly to VSE revenue growth in 2005. The work performed on this program also significantly increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program has presented, and is expected to continue to present, VSE's business with the potential for both increased profit margins and increased risks of incurring a loss.

CED Army Equipment Support Program

       In December 2005, VSE's CED Division was awarded a task order on its Rapid Response support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Services provided under this program include deployed sustainment management, deployed logistics and repairs management, unique system training and curriculum support, resource management, and acquisition and administrative support. Work on this program began in 2006.

       The task order for this program is time and materials, with substantially all of the services provided by CED's subcontractor. CED will provide certain program management services. The contract task order has a base year valued at approximately $139 million and an additional one-year option period valued at approximately $212 million. This program is expected to contribute significantly to VSE's revenues in 2006 and 2007, however, profit margins on subcontract work are lower than on work performed by Company personnel.

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

       The revenues of the Company depend on its ability to win new contracts and on the amount of work ordered by the government under the Company's existing contracts. The Company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large comprehensive management contracts ("omnibus"). This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the Company to qualify as a bidder, increasing the level of competition due to the award of fewer contracts, and forcing the Company into competition with larger businesses that have greater financial resources and larger technical staffs. Competing for these contracts requires the Company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. While the use of subcontractors on a large scale basis allows the Company to compete for this work, profit margins on subcontract work are lower than on work performed by Company personnel, thereby reducing the Company's overall profit margins.

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

       The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could potentially increase the political risks for revenues from the BAV Ship Transfer, TBPS, and CED Army Equipment Support Programs. International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.

             Concentration of Revenues From Continuing Operations
                                (in thousands)
                        2005               2004               2003
Source of Revenue     Revenues     %     Revenues     %     Revenues     %
-----------------     --------     -     --------     -     --------     -
BAV Egypt . . . .     $ 52,926   18.9    $ 50,250   23.3    $ 44,190   33.2
BAV Taiwan  . . .       63,058   22.5      56,038   25.9      12,368    9.3
BAV Other . . . .        5,024    1.8       6,675    3.1       7,259    5.5
                      --------  -----    --------  -----    --------  -----
  Total BAV            121,008   43.2     112,963   52.3      63,817   48.0

TBPS Program            29,533   10.5         134    0.1           -      -

VSE Other . . . .      129,598   46.3     102,914   47.6      69,242   52.0
                      --------  -----    --------  -----    --------  -----
  Total Revenues      $280,139  100.0    $216,011  100.0    $133,059  100.0
                      ========  =====    ========  =====    ========  =====

Management Outlook
------------------

Another Record Year

       VSE again reached historical highs for revenues and profits in 2005. SED's work on the TPBS Program and FMD's continuing work on Navy programs contributed significantly to increased revenues. The Taiwan ship transfer work by BAV also increased revenues and continued to be the Company's single largest work effort. Several of VSE's other divisions also contributed to revenue growth in 2005. Work on the TPBS Program began contributing to VSE's profits, and each of VSE's active business units showed improved profits in 2005. See "Results of Operations" below for a more detailed discussion of 2005 results.

More Growth Ahead

       Subject to the risk elements discussed above, VSE expects to continue to increase revenues and profits in 2006. Reasons for this expectation include:

       CED Army Equipment Support Program

       CED began work on this program in 2006. The program is new work and is expected to increase Company revenues significantly in 2006 and 2007. The contract task order for this program is incrementally funded, with funded backlog of approximately $31 million as of December 31, 2005.

       TBPS Program

       SED began delivery of completed vehicle protection systems on this program in 2005. The program is expected to continue in 2006 with increased levels of production. Funded backlog on the TBPS program was approximately $49 million as of December 31, 2005, as compared to approximately $14 million as of December 31, 2004.

       Taiwan Ship Transfer

       The Taiwan ship transfer effort is expected to continue through mid to late 2006, allowing BAV to maintain revenue levels in 2006 similar to 2005. Funded backlog on the BAV Ship Transfer Program was approximately $115 million as of December 31, 2005, as compared to approximately $71 million as of December 31, 2004.

       Other Significant Contracts

       VSE has three multiyear, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts with no funding committed at the time of award. VSE is one of several awardees on each contract. While future VSE revenue from these contracts cannot be predicted with certainty, the award of these contracts provides the Company with the opportunity to compete for work that could contribute to future revenue growth, including new work in 2006. These three contracts are described below.

       VSE's CED Division has a multi-year Rapid Response support contract issued by the U.S. Army Communications-Electronics Command (CECOM) that was awarded in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be realized, this contract has generated revenues for VSE of approximately $37 million and $27 million during 2005 and 2004, respectively. The CED Army Equipment Support Program is expected to add significantly to this contract's and the Company's revenues in 2006. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

       VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. To date, FMD has generated only minor amounts of revenue from this contract.

       FMD also has a contract, awarded in September 2004, with the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This contract has a total contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. VSE is one of several awardees eligible to share in the potential total contract ceiling amount. Since the date of the contract award, FMD has been awarded delivery orders with ceilings valued at approximately $44 million on this contract, of which approximately $35 million has been funded. Although it is not likely that the full $1.022 billion ceiling amount will be realized, this contract presents potential future revenue opportunities.

       Increases in Bookings and Funded Backlog

       Revenue increases in government contracting businesses such as that experienced by VSE in 2005 and 2004 are typically preceded by increases in contract funding ("Bookings") and a build-up of funded contract backlog. VSE's Bookings and funded backlog continued to increase in 2005, giving the Company a firm basis for a continuation in revenue growth in 2006.

                                                    (in $ millions)
                                              2005        2004        2003
                                              ----        ----        ----
Bookings . . . . . . . . . . . . . . . .       390         303         181
Funded Backlog . . . . . . . . . . . . .       276         168          83
Revenues . . . . . . . . . . . . . . . .       280         216         133


Longer Term Concerns and Risks

       Certain work efforts that have supported VSE's growth in 2004 and 2005 and that are expected to support continued growth in 2006 are due to expire in the future. VSE has received significant contributions to its revenue growth in 2004 from the Taiwan Ship Transfer work and in 2005 from both the Taiwan Ship Transfer work and the TBPS Program work. These two programs and the CED Army Equipment Support Program are expected to be the largest contributors to VSE revenue in 2006. The Taiwan Ship Transfer work is expected to be substantially completed in late 2006. The TBPS program contractual coverage runs through January 2007, and the Company expects to continue work on the program through 2006 and into early 2007. The Company has no indication that there will be any further work ordered on the TBPS program beyond early 2007. The CED Army Equipment Support Program will be performed under a two-year contract task order in 2006 and 2007. The Company does not know of any additional contractual coverage that may be issued to continue VSE's work on this program.

       The expected expiration of these programs will present challenges for VSE to sustain the revenue growth that it experienced during 2004 and 2005, and that it expects to experience 2006, in years beyond 2006. VSE is tracking multiple bidding opportunities for new contract work and is also exploring potential acquisition opportunities to mitigate the future loss of revenues associated with the expiration of the Taiwan Ship Transfer, TBPS, and CED Army Equipment Support work.


Recent Accounting Pronouncements
--------------------------------

       In December 2004, the Financial Accounting Standards Board issued
SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in

SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123(R), using the modified prospective method, on January 1, 2006.

       If VSE had adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share. The impact of adopting SFAS 123(R) is expected to be an increase in expenses, net of related tax effects, of approximately $155 thousand in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The amount of operating cash flows recognized for each of the last three years for such excess tax deductions were approximately $761 thousand, $433 thousand, and $14 thousand for 2005, 2004 and 2003, respectively.

       On December 30, 2005, VSE's board of directors (the "Board") directed VSE to discontinue awarding options, both discretionary and nondiscretionary, to purchase VSE common stock ("VSE Stock") under VSE's 2004 Stock Option Plan approved by VSE' stockholders on May 3, 2005 (the "2004 Plan"). The options outstanding under the 2004 Plan as of December 30, 2005, and the options to purchase shares of VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") are not affected by this Board action. The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.


Critical Accounting Policies
----------------------------

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

       Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The BAV contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

       Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

       Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, and manufacturing performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as work is performed. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

       Certain direct and incremental contract costs have been deferred and reported as a current asset prior to the recognition of revenue. Such costs are realizable over the life of the contract.

       Revenues by contract type for the three years ended December 31, 2005 were as follows (in thousands):
                         2005               2004               2003
Contract Type          Revenues     %     Revenues     %     Revenues     %
-------------          --------     -     --------     -     --------     -
Cost-type . . . . .    $177,567    63.4   $148,043    68.5   $ 93,552    70.3
Time and materials.      60,618    21.6     31,928    14.8     24,362    18.3
Fixed-price . . . .      41,954    15.0     36,040    16.7     15,145    11.4
                       --------   -----   --------   -----   --------   -----
                       $280,139   100.0   $216,011   100.0   $133,059   100.0
                       ========   =====   ========   =====   ========   =====

       The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. Revenues recognized in 2005 include approximately $473 thousand for which the Company had not received formalized funding as of December 31, 2005. The Company received funding modifications for approximately $452 thousand of this amount as of February 2006, leaving approximately $21 thousand of 2005 revenues classified as risk funding. VSE believes that it will receive funding for this remaining risk funding revenue.

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

Goodwill

       Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of December 31, 2005, the Company had approximately $1.1 million of unamortized goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

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


Results of Operations
---------------------

Revenues

       The following table shows the revenues from operations of VSE, its subsidiaries and divisions, and such revenues as a percent of total revenues:

                              Revenues from Operations
                               (dollars in thousands)
                                  2005              2004              2003
Company or Business Unit        Revenues     %     Revenues     %     Revenues     %
------------------------        --------     -     --------     -     --------     -
VSE (parent company). . . . .  $     34     0.0   $     12     0.0   $  1,720     1.3
BAV . . . . . . . . . . . . .   121,008    43.2    112,963    52.3     63,817    48.0
FMD . . . . . . . . . . . . .    59,800    21.3     41,711    19.3     24,406    18.4
SED . . . . . . . . . . . . .    49,001    17.5     12,762     5.9      9,750     7.3
CED . . . . . . . . . . . . .    28,564    10.2     24,615    11.4     11,743     8.8
Energetics  . . . . . . . . .    12,694     4.5     11,693     5.4     11,982     9.0
VCG . . . . . . . . . . . . .     4,975     1.8      7,314     3.4      4,946     3.7
MSD . . . . . . . . . . . . .     4,063     1.5      3,300     1.5      2,261     1.7
Business Units Inactive
 as of December 31, 2005 .            -       -      1,641     0.8      2,434     1.8
                               --------   -----   --------   -----   --------   -----
                               $280,139   100.0   $216,011   100.0   $133,059   100.0
                               ========   =====   ========   =====   ========   =====

       Revenues increased by approximately 30% and 62% for the years ended December 31, 2005 and December 31, 2004, as compared to the respective prior years. The primary reasons for the increases in revenues in 2005 were 1) work attributable to the TBPS program; 2) increased levels of work performed by FMD on its U.S. Navy contracts; 3) an increase in work performed under the BAV Ship Transfer Program, including revenues associated with the Taiwan ship transfer;
4) an increase in work performed on the CED Rapid Response contract; and 5) increased levels of military equipment refurbishment services performed by SED for the U.S. Army Reserve.

       The primary reasons for the increase in revenues in 2004 were 1) an increase in work performed under the BAV contract, including increased revenues associated with the Taiwan ship transfer; 2) the CED Rapid Response contract received work orders that generated revenues throughout the full year in 2004, as compared to the prior year when the contract was awarded in February of 2003 and did not begin to receive any significant amount of work until September; and 3) increased levels of work performed by FMD due in part to the Navy's elevated readiness requirements. Work requirements and revenues also increased in SED, MSD and VCG.

Income from Continuing Operations Before Income Taxes

       The following table shows consolidated revenues and income from operations before income taxes, other items of income and expense, and such amounts as a percent of revenues.

            Income from Continuing Operations Before Income Taxes
                       (dollars in thousands)

Description                   2005      %      2004      %      2003      %
-----------                   ----      -      ----      -      ----      -
Revenues . . . . . . . . . $280,139  100.0  $216,011  100.0  $133,059  100.0
Costs and expenses . . . .  269,780   96.3   209,841   97.1   129,372   97.2
                           --------  -----  --------  -----  --------  -----
Gross profit . . . . . . .   10,359    3.7     6,170    2.9     3,687    2.8
Selling, general and
  administrative expenses.      580    0.2       636    0.3       351    0.3
Interest(income)expense  .     (210)  (0.1)     (102)   0.0       (69)  (0.1)
                           --------  -----  --------  -----  --------  -----
Income from continuing
  operations before
  income taxes . . . . . . $  9,989    3.6  $  5,636    2.6  $  3,405    2.6
                           ========  =====  ========  =====  ========  =====

	VSE's gross profit margin on continuing operations increased in 2005 as compared to 2004 and remained substantially unchanged during 2004 as compared to 2003. Company-wide revenue increases tend to increase the gross margins realized on the Company's fixed price and time and materials contracts due to the ability to spread corporate costs over a larger revenue base. The increase in gross margins in 2005 was primarily attributable to spreading corporate fixed costs over a larger revenue base and an increase in the percentage of work performed on fixed price and time and materials contracts, which have more favorable profit margins than work performed on cost type contracts. The TBPS Program and increased military equipment refurbishment services performed by SED for the U.S. Army Reserve increased both the Company's overall revenue and percentage of fixed price and time and materials contract work, and made the most significant contributions to increased gross margins. Another reason for the improved gross margins is the reduction of operational losses associated with CED in 2005 as compared to 2004 and 2003. Other factors that affect the Company's gross margins include the timing of contract award fees, effective project and cost management, and competitive factors.

       Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Company's operating unit contracts. As a percentage of revenues, these expenses varied little in 2005 and 2004 as compared to the respective prior years.

       VSE did not have significant borrowing requirements or interest expense in 2005, 2004, and 2003. The Company's interest income increased in 2005 as compared to 2004 and increased in 2004 as compared to 2003 as profits from operations and resulting cash surpluses were invested.

Discontinued Operations

       In July 2004, all business operations associated with the Company's TTD division ceased. Accordingly, prior period consolidated financial statements have been restated to reflect the financial results of TTD as discontinued operations. The revenues, costs and expenses of TTD have been excluded from the respective captions in the Consolidated Statement of Operations. The loss from discontinued operations associated with TTD, net of tax, in the years ended December 31, 2005, 2005, and 2003 was approximately $0, $1 thousand and, $79 thousand, respectively.


Financial Condition
-------------------

       VSE's financial condition remained strong during 2005. The Company's largest assets are its accounts receivable and cash and cash equivalents. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $3.7 million, accounts payable increased approximately $3.6 million, and accrued expenses increased approximately $4.3 million during 2005 due primarily to the increase in the level of business activity and the associated billings to customers and payments to subcontractors required to perform this work. Cash and cash equivalents increased approximately $12.6 million due to the timing of customer billings and collections, the timing of subcontractor and vendor billings and payments, and to profits. Inventories declined approximately $4.2 million during 2005 as initial quantities of materials and supplies purchased for the TBPS Program were used to complete protection systems for vehicles. The change in total stockholders' investment in this period resulted from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources
-------------------------------

Cash Flows

       The Company's cash and cash equivalents increased by approximately $12.6 million during 2005. Approximately $15.6 million in net cash was provided by operating activities, approximately $1.6 million was used in investing activities, and approximately $1.4 million was used in financing activities. The difference between cash provided by operating activities of approximately $15.6 million in 2005 as compared to cash used in operating activities of approximately $8.8 million in 2004 is primarily due to differences in the levels of accounts receivable, contract inventories, and accounts payable associated with contract requirements and the associated billing and collections cycle, and to the Company's increase in profits. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of $1.6 million used to repay bank loans, $715 thousand provided by the issuance of common stock to directors and officers associated with the exercise of stock options and directors' fees, and $510 thousand used to pay dividends.

       The Company's cash and cash equivalents decreased by approximately $9.7 million during 2004. Approximately $8.8 million in net cash was used in operating activities, investing activities used approximately $2.6 million, and financing activities provided approximately $1.7 million. The difference between cash used in operating activities of approximately $8.8 million in 2004 as compared to cash provided by operating activities of approximately $6.4 million in 2003 is primarily due to increases in accounts receivable and contract inventories associated with contract requirements for significant material and subcontractor usage for which the billing and collections cycle had not been completed. The accounts receivable and contract inventories increases were partially offset by increases in net income and accounts payable and accrued expenses. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of $1.6 million provided by bank loan proceeds, $518 thousand provided by the issuance of common stock to directors and officers associated with the exercise of stock options and directors' fees, and $401 thousand used to pay dividends.

       The Company's cash and cash equivalents increased by approximately $5.6 million during 2003. Approximately $6.4 million in net cash was provided by operating activities, investing activities used approximately $720 thousand, and financing activities used approximately $34 thousand. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of $349 thousand used to pay dividends and $315 thousand provided by the issuance of common stock to directors and officers associated with the exercise of stock options and directors' fees.

       Quarterly cash dividends were paid at the rate of $.05 per share during the three month periods ended March 31 and June 30, 2005, and at the rate of $.06 per share during the three month periods ended September 30 and December 31, 2005. Pursuant to its bank loan agreement (see Note 8 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

       Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. From time to time, the Company also invests in the expansion, improvement, and maintenance of its operational and administrative facilities. The Company expects to make approximately $643 thousand in such facilities investments and additional acquisitions of shop equipment in 2006 to support expected increases in the level of military equipment refurbishment efforts.

       VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (See Note 8 of "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of December 31, 2005. The amount of this commitment is negotiable between the Company and the bank. The Company has determined that the current $15 million commitment amount is adequate to cover known current and future liquidity requirements.

       Performance of work under the Company's larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, management believes that cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

Contractual Obligations

       The following table shows the consolidated contractual obligations for VSE as of December 31, 2005 (in thousands):

                                       Payments Due by Period
                                       ----------------------
                                    Less than     1-3      4-5      After 5
Contractual Obligations      Total    1 year     years    years      years
-----------------------      -----    ------     -----    -----      -----
Operating leases, net of
   non-cancelable sublease
   income . . . . . . . .    6,792     2,487     4,042       263         -
Purchase obligations  . .      451       451         -         -         -
                            ------    ------    ------    ------    ------
   Total                    $7,243    $2,938    $4,042    $  263    $    -
                            ======    ======    ======    ======    ======

       Operating lease commitments are primarily for VSE's principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites. The Company also has some equipment and software leases that are included in these amounts. In January 2006, the Company signed an additional five year facility lease for shop, office and warehouse space to begin in April 2006 for an aggregate amount of $668 thousand.

       Purchase obligations consist primarily of contractual commitments associated with construction, improvements and maintenance on VSE facilities, and for the acquisition of office, shop, and computer equipment. The table excludes contractual commitments for materials or subcontractor work purchased to perform U.S. Government contracts. Such commitments for materials and subcontractors are reimbursable when used on the contracts, and generally are also reimbursable in the event a contract is "terminated for convenience" by the U.S. Government pursuant to federal contracting regulations.


Inflation and Pricing
---------------------

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


Disclosures About Market Risk
-----------------------------

Interest Rates

       VSE's bank loan financing provides available borrowing to the Company at variable interest rates. The Company has not borrowed significant amounts on the loan in recent years. Accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings on the current loan arrangement, or enter into other loan arrangements, future interest rate changes could potentially have a material impact.

Foreign Currency

       While a significant amount of the Company's business results from the services provided by BAV related to the transfer of ships to foreign governments, the BAV contract payments are made by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support work performed or services purchased in foreign countries are made in U.S. dollars, and the infrequent disbursements that are made in foreign currencies are reimbursable to BAV in post conversion dollars. Foreign currency transactions of other VSE divisions or subsidiaries are virtually non-existent. Accordingly, the Company does not believe that it is exposed to any material foreign currency.


























ITEM 8.    Financial Statements and Supplementary Data


                        Index To Financial Statements


                                                                         Page
                                                                         ----
     Report of Independent Registered Public Accounting Firm  . . . .     30
     Consolidated Balance Sheets as of December 31, 2005 and 2004 . .     31
     Consolidated Statements of Operations for the years ended
             December 31, 2005, 2004, and 2003  . . . . . . . . . . . .   32
     Consolidated Statements of Stockholders' Investment
             for the years ended December 31, 2005, 2004, and 2003  . .   33
     Consolidated Statements of Cash Flows for the years ended
             December 31, 2005, 2004, and 2003  . . . . . . . . . . . .   34
     Notes to Consolidated Financial Statements . . . . . . . . . . .     35







           Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation:

We have audited the accompanying consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the
Company's internal control over financial reporting.   Accordingly, we express
no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


                                                 /s/ Ernst & Young LLP
  McLean, Virginia
  February 23, 2006

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                             As of December 31,
                                                               2005      2004
                                                               ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . .   $12,717   $   130
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .    43,926    40,274
  Contract inventories . . . . . . . . . . . . . . . . . .     4,273     8,504
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     1,033     1,077
  Other current assets . . . . . . . . . . . . . . . . . .     2,205     1,760
                                                             -------   -------
      Total current assets . . . . . . . . . . . . . . . .    64,154    51,745

Property and equipment, net  . . . . . . . . . . . . . . .     4,583     4,310
Deferred tax assets  . . . . . . . . . . . . . . . . . . .       682       312
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     1,054     1,054
Other assets . . . . . . . . . . . . . . . . . . . . . . .     3,393     2,931
                                                             -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . .   $73,866   $60,352
                                                             =======   =======
Liabilities and Stockholders' Investment
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . . . . .   $     -   $ 1,578
  Accounts payable . . . . . . . . . . . . . . . . . . . .    29,752    26,383
  Accrued expenses . . . . . . . . . . . . . . . . . . . .    12,233     7,922
  Dividends payable  . . . . . . . . . . . . . . . . . . .       141       114
                                                             -------   -------
      Total current liabilities  . . . . . . . . . . . . .    42,126    35,997

Deferred compensation  . . . . . . . . . . . . . . . . . .     1,589     1,312
                                                             -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .    43,715    37,309
                                                             -------   -------
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued and outstanding 2,359,611
    in 2005 and 2,276,688 in 2004  . . . . . . . . . . . .       118       114
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .     6,348     4,879
  Deferred stock-based compensation  . . . . . . . . . . .        (1)       (4)
  Retained earnings  . . . . . . . . . . . . . . . . . . .    23,686    18,054
                                                             -------   -------
      Total stockholders' investment . . . . . . . . . . .    30,151    23,043
                                                             -------   -------
      Total liabilities and stockholders' investment . . .   $73,866   $60,352
                                                             =======   =======


     The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
                                              For the years ended December 31,
                                                  2005       2004       2003
                                                  ----       ----       ----
Revenues, principally from contracts . . . .  $ 280,139  $ 216,011  $ 133,059

Costs and expenses of contracts  . . . . . .    269,780    209,841    129,372
                                              ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     10,359      6,170      3,687

Selling, general and administrative expenses        580        636        351

Interest (income) expense, net . . . . . . .       (210)      (102)       (69)
                                              ---------  ---------  ---------
Income before income taxes . . . . . . . . .      9,989      5,636      3,405

Provision for income taxes . . . . . . . . .      3,820      2,191      1,315
                                              ---------  ---------  ---------
Income from continuing operations  . . . . .      6,169      3,445      2,090

Discontinued operations:
  Loss from operations before income taxes .          -         (2)      (127)
  Benefit for income taxes . . . . . . . . .          -         (1)       (48)
                                              ---------  ---------  ---------
  Loss from discontinued operations  . . . .          -         (1)       (79)
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $   6,169  $   3,444  $   2,011
                                              =========  =========  =========

Basic earnings per share:
  Income from continuing operations           $    2.66  $    1.54  $    0.96
  Loss from discontinued operations                0.00       0.00       (.04)
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $    2.66  $    1.54  $    0.92
                                              =========  =========  =========

Basic weighted average shares outstanding     2,322,736  2,231,848  2,189,197
                                              =========  =========  =========

Diluted earnings per share:
  Income from continuing operations           $    2.58  $    1.49  $    0.94
  Loss from discontinued operations                0.00       0.00      (0.04)
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $    2.58  $    1.49  $    0.90
                                              =========  =========  =========
Diluted weighted average shares
 outstanding . . . . . . . . . . . . . . . .  2,392,027  2,309,932  2,230,226
                                              =========  =========  =========





     The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Investment
-----------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                          Deferred                  Total
                             Common Stock     Paid-In   Stock-based    Retained   Stockholders'
                            Shares   Amount   Surplus   Compensation   Earnings    Investment
                            ------   ------   -------   ------------   --------    ----------
Balance at
  December 31, 2002 . . . .  2,186   $ 109   $ 3,558          -        $ 13,376      $17,043

Net income for the year . .      -       -         -          -           2,011        2,011
Exercised stock options . .     25       1       270          -               -          271
Tax benefit of options
  exercised   . . . . . . .      -       -        14          -               -           14
Deferred stock-based
  compensation  . . . . . .      -       -        42        (42)              -            -
Amortization of deferred
  stock-based compensation.      -       -         -         25               -           25
Issuance of stock . . . . .      3       -        44          -               -           44
Dividends declared ($.16) .      -       -         -          -            (350)        (350)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2003          2,214     110     3,928        (17)         15,037       19,058

Net income for the year . .      -       -         -          -           3,444        3,444
Exercised stock options . .     62       4       505          -               -          509
Tax benefit of options
  exercised   . . . . . . .      -       -       433          -               -          433
Deferred stock-based
  compensation  . . . . . .      -       -         4         (4)              -            -
Amortization of deferred
  stock-based compensation.      -       -         -         17               -           17
Issuance of stock . . . . .      1       -         9          -               -            9
Dividends declared ($.19) .      -       -         -          -            (427)        (427)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2004          2,277   $ 114   $ 4,879      $  (4)       $ 18,054      $23,043

Net income for the year . .      -       -         -          -           6,169        6,169
Exercised stock options . .     79       4       587          -               -          591
Tax benefit of options
  exercised   . . . . . . .      -       -       761          -               -          761
Deferred stock-based
  compensation  . . . . . .      -       -        (3)         -               -           (3)
Amortization of deferred
  stock-based compensation.      -       -         -          3               -            3
Issuance of stock . . . . .      4       -       124          -               -          124
Dividends declared ($.23) .      -       -         -          -            (537)        (537)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2005          2,360   $ 118   $ 6,348      $  (1)       $ 23,686      $30,151
                             =====   =====   =======      =====        ========      =======

       The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------
(in thousands)
                                                                For the years ended December 31,
                                                                     2005     2004     2003
                                                                     ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,169  $ 3,444  $ 2,011
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .    1,417    1,304    1,158
      Loss on sale of property and equipment  . . . . . . . . . .        1        -        7
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .     (326)    (273)     646
      Tax benefit of options exercised  . . . . . . . . . . . . .      761      433       14
      Amortization of deferred stock-based compensation . . . . .        -       17       25
Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable, net . . . . . . . . . . . . . . . . .   (3,652) (18,439)  (3,913)
       Contract inventories . . . . . . . . . . . . . . . . . . .    4,231   (8,504)       -
       Other current assets and noncurrent assets . . . . . . . .     (932)    (801)    (246)
    Increase (decrease) in:
      Accounts payable and deferred compensation. . . . . . . . .    3,646   12,655    5,669
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .    4,311    1,332    1,016
                                                                   -------  -------  -------
          Net cash provided by (used in) operating activities       15,626   (8,832)   6,387
                                                                   -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . . . . . . . . .   (1,666)  (2,576)    (720)
                                                                   -------  -------  -------
          Net cash used in investing activities                     (1,666)  (2,576)    (720)
                                                                   -------  -------  -------
Cash flows from financing activities:
   Net proceeds from (repayment of) bank loans  . . . . . . . . .   (1,578)   1,578        -
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . .     (510)    (401)    (349)
   Proceeds from the exercise of options of common stock  . . . .      591      508      271
   Proceeds from issuance of common stock   . . . . . . . . . . .      124       10       44
                                                                   -------  -------  -------
          Net cash used in) provided by financing activities        (1,373)   1,695      (34)
                                                                   -------  -------  -------

Net increase (decrease) in cash and cash equivalents  . . . . . .   12,587   (9,713)   5,633
  Cash and cash equivalents at beginning of year  . . . . . . . .      130    9,843    4,210
                                                                   -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .  $12,717  $   130  $ 9,843
                                                                   =======  =======  =======
Supplemental cash flow disclosures (in thousands):

                                                                     2005     2004     2003
                                                                     ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2  $     -  $     -
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,153  $ 2,292  $   616


     The accompanying notes are an integral part of these statements.

                       VSE Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

(a)  Principles of Consolidation

       The consolidated financial statements consist of the operations of the parent company, operations of the Company's unincorporated divisions and wholly owned subsidiary. Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary. Active divisions include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED").

       VSE previously conducted business operations in other subsidiaries and divisions during the past three year period that have been dissolved or became inactive prior to December 31, 2005. These include Human Resource Systems, Inc. ("HRSI"), dissolved in 2004, Telecommunications Technologies Division ("TTD"), discontinued operations in 2004 and Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS"), inactive as of May 2005.

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

       VSE operations are conducted within a single reporting segment and financial information is presented on a company-wide basis. The Company's segment includes all of the operations of the Company's subsidiaries and divisions as they have similar operations serving a similar customer base. The Company manages these services as a single segment that is divided into profit centers that are focused on contracts.

(b)  Use of Estimates in the Preparation of Financial Statements

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

(c)  Accounting for Stock-based Compensation

       In 2005 and prior years, the Company used the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure."
Accordingly, the Company accounts for stock-based compensation under Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to
Employees," and related interpretations, using the intrinsic value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation (in thousands, except per share amounts):
                                              Year Ended December 31
                                           ---------------------------
                                           2005        2004       2003
                                           ----        ----       ----
Net income, as reported . . . . . . . .   $6,169      $3,444	 $2,011
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects . . . . . . . .       --           9         15

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects . .     (294)       (126)       (68)
                                          ------      ------     ------
Pro forma net income  . . . . . . . . .   $5,875      $3,327     $1,958
                                          ======      ======     ======
Earnings per share:

 Basic - as reported  . . . . . . . . .    $2.66       $1.54      $0.92
 Diluted - as reported  . . . . . . . .    $2.58       $1.49      $0.90

 Basic - pro forma  . . . . . . . . . .    $2.53       $1.49      $0.89
 Diluted - pro forma  . . . . . . . . .    $2.46       $1.44      $0.88


       The fair value of the options is estimated on the date of grant using the
Black-Scholes option pricing model.  The following assumptions were used in the pricing calculations for 2005, 2004, and 2003:
                                           2005        2004       2003
                                           ----        ----       ----
Risk free interest rate . . . . . . . .    3.28%       2.47%        2.18%
Dividend yield  . . . . . . . . . . . .    0.79%       1.30%        1.48%
Expected life . . . . . . . . . . . . .  3 years     3 years      3 years
Expected volatility . . . . . . . . . .   60.50%      48.30%       37.30%

       In December 2004, the Financial Accounting Standards Board issued
SFAS 123(R), "Share-Based Payment," which is a revision to SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R), using the modified prospective method, on January 1, 2006.

       On December 30, 2005, the board of directors of VSE Corporation (the "Board") directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE common stock ("VSE Stock") under VSE's 2004 Stock Option Plan approved by VSE' stockholders on May 3, 2005 (the "2004 Plan"). The options outstanding under the 2004 Plan, as of December 30, 2005, are not affected by this Board action. In addition, the options to purchase shares of VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") are not affected by this Board action.

       The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.

       Had VSE adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. The impact of adopting
SFAS 123(R) is expected to be an increase in expenses, net of related tax effects, of approximately $155 thousand in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for each of the last three years of the period ending December 31, 2005 for such excess tax deductions were approximately $761 thousand, $433 thousand, and $14 thousand for 2005, 2004 and 2003, respectively.

(d) Earnings Per Share

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

                                           Years Ended December 31,
                                         2005        2004        2003
                                         ----        ----        ----
   Basic weighted average
     common shares outstanding . .   2,322,736   2,231,848   2,189,197

   Dilutive effect of options  . .      69,291      78,084      41,029
                                     ---------   ---------   ---------
   Diluted weighted average
     common shares outstanding  . .  2,392,027   2,309,932   2,230,226
                                     =========   =========   =========

(e)  Cash and Cash Equivalents

       Cash and cash equivalents reported by the Company consist of cash balances in the Company's bank accounts and short term temporary invested balances netted by checks issued on the Company's bank accounts that have not yet been presented to the bank for collection. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(f)  Contract Inventories

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

       Raw material contract inventories consist of advances to suppliers for materials for use in contract requirements for which work has not yet begun and are stated at cost. Work in process contract inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process contract inventory is stated at cost plus applicable indirect cost burdens, including general and administrative costs. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to or a security interest in inventories related to such contracts as a result of advances, performance based payments and progress payments. Such advances and payments are reflected as an offset against the related inventory balances.

(g)  Property and Equipment

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

(h)  Concentration of Credit Risk/Fair Value of Financial Instruments

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

       Contracts with the U.S. Government either as a prime or subcontractor, primarily with the U.S. Department of Defense, accounted for approximately 99% of revenues for each of the years ending December 31, 2005, 2004, and 2003. The BAV contract accounted for approximately 43%, 52% and 48% of consolidated revenues during 2005, 2004 and 2003, respectively.

(i)  Contract Revenues

       Substantially all of the Company's revenues result from contract services performed for the U.S. Government or for contractors engaged in work for the government under a variety of contracts. Revenue is considered earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

       Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Profits on cost-type contracts are equal to the fees that are earned. The BAV contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

       Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

       Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, and manufacturing performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as work is performed.

Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

       Revenue related to work performed on contracts at risk, which is work performed at the customer's request prior to the government formalizing funding, is not recognized as income until it can be reliably estimated and its realization is probable. The Company provides for anticipated losses on contracts, based on total contract revenue compared to total contract costs, by a charge to income during the period in which losses are first identified. Contract costs include direct and indirect costs, including general and administrative costs, which are considered costs and expenses of contracts.

       Certain direct and incremental contract costs have been deferred and reported as a current asset prior to the recognition of revenue. Such costs are amortized over the life of the contract.

       A substantial portion of contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The Company's indirect cost rates have been audited and approved for 2002 and prior years and these completed audits have not resulted in material adjustments to the Company's results of operations or financial position. While the Company maintains reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, there can be no assurances that the audits of the indirect cost rates for 2005, 2004 and 2003 will not result in material adjustments to the Company's results of operations or financial position.

       The Company establishes allowances for collection of doubtful accounts. The Company assesses the adequacy of these reserves by considering general factors, such as the length of time individual receivables are past due and historical collection experience. The Company believes that the established valuation allowances are adequate.

(j)  Deferred Compensation Plans

       Deferred compensation plan expense for the years ended December 31, 2005, 2004, and 2003 was $421 thousand, $240, and $0 thousand, respectively.

       Included in other assets are assets of the deferred compensation plans which include debt and equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $1.6 million and $1.3 million as of December 31, 2005, and 2004, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

(k)  Impairment of Long-Lived Assets

       Long-lived assets includes property and equipment to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The criteria for determining impairment for such long-lived assets to be held and used is determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes
that no impairment existed under SFAS No. 144 as of   December 31, 2005.

(l)  Income Taxes

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

       The carrying value of VSE net deferred tax assets is based on assumptions regarding VSE's ability to generate sufficient future taxable income to utilize these deferred tax assets. If the estimates and related assumptions regarding VSE's future taxable income change in the future, VSE may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense. Management believes that the deferred tax assets will be realized through future taxable income and, therefore, no valuation allowance is required.

(m)  Discontinued Operations

       In July 2004, all business operations associated with the Company's TTD division ceased. Accordingly, prior period consolidated financial statements have been restated to reflect the financial results of TTD as discontinued operations. The revenues, costs and expenses of TTD have been excluded from the
respective captions in the Consolidated Statement of Operations.   The revenues
from discontinued operations associated with TTD in the years ended December 31, 2004 and 2003 were approximately $9 thousand and $1.4 million, respectively.
The loss from discontinued operations associated with TTD, net of tax, in the years ended December 31, 2004 and 2003 was approximately $1 thousand and $79 thousand, respectively. Approximately $6 thousand net current liabilities comprised primarily of payables and approximately $5 thousand net current assets comprised primarily of receivables, related to TTD, were included in the December 31, 2005 and December 31, 2004 balance sheets, respectively.

(n) Goodwill

       SFAS No. 142 does not permit amortization of goodwill, but requires a review for impairment at least annually, or more frequently if an asset might be impaired, using a fair-value based approach. See Note 7 of the Company's consolidated financial statements for further discussion.


(2)  Accounts Receivable

       The components of accounts receivable as of December 31, 2005 and 2004, were as follows (in thousands):
                                                           2005        2004
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $14,218     $15,777
  Unbilled:
    Government retainage  . . . . . . . . . . . .             65          35
    Subcontract retainage . . . . . . . . . . . .          4,160       4,700
    Other (principally December work billed in
	January)  . . . . . . . . . . . . . . . . .       25,539      19,814
  Less-Allowance for doubtful accounts  . . . . .            (56)        (52)
                                                         -------     -------
    Total accounts receivable, net                       $43,926     $40,274
                                                         =======     =======

       Unbilled subcontract retainage includes amounts withheld from payments to subcontractors.

       The "Unbilled: Other" includes certain costs for work performed at risk but which the Company believes will be funded by the government. Amounts not presently funded included in "Unbilled: Other" were $21 thousand and $56 thousand as of December 31, 2005, and 2004, respectively.

       The Company generally expects to collect all accounts receivable other than retainages within one year.

	The following table summarizes activity in the allowance for doubtful accounts (in thousands):
                                                                  Additions
                                      Balance at                  Charged to  Balance at
                                      Beginning                   Costs and     End of
Allowance for Doubtful Accounts	      of Period    Deductions(1)  Expenses      Period
-------------------------------       ----------   -------------  ----------  ----------
For the year ended
  December 31, 2005 . . . . . . . . .   $52            $22           $26         $56

For the year ended
  December 31, 2004 . . . . . . . . .    77             35 	      10          52

For the year ended
  December 31, 2003 . . . . . . . . .    99             87            65          77


(1) Write-offs and settlements

(3)  Other Current Assets

	Other current assets consisted of the following as of December 31, 2005 and 2004 (in thousands):

                                                           2005        2004
                                                           ----        ----
    Prepaid materials  . . . . . . . . . . . . . . . . .  $  392      $   88
    Prepaid rent expense . . . . . . . . . . . . . . . .     345         208
    Travel advances  . . . . . . . . . . . . . . . . . .     299         271
    Federal and state tax receivable . . . . . . . . . .     171         401
    Prepaid software license . . . . . . . . . . . . . .     164          95
    Deferred contract costs  . . . . . . . . . . . . . .     106           -
    Other  . . . . . . . . . . . . . . . . . . . . . . .     728         697
                                                          ------      ------
       Total other current assets                         $2,205      $1,760
                                                          ======      ======

(4)  Contract Inventories

       The components of contract inventories as of December 31, 2005 and 2004 were as follows (in thousands):

                                                           2005        2004
                                                           ----        ----
    Raw material . . . . . . . . . . . . . . . . . . . .  $    -      $4,783
    Work in process  . . . . . . . . . . . . . . . . . .   9,965       3,721
                                                          ------      ------
                                                           9,965       8,504
    Less: Progress payments and customer
       advances received                                  (5,692)          -
                                                          ------      ------
       Total contract inventories                         $4,273      $8,504
                                                          ======      ======

       Inventories at December 31, 2005 and 2004 consisted of materials purchased, advances to suppliers, and other expenditures for use in a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS"), to military vehicles for the U.S. Army. This contract was awarded to VSE in November 2004.

       Although these costs are classified as inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. These materials and direct supplies will not be restocked to maintain any permanent inventory levels. Contract inventories are relieved when units are delivered and revenue is recognized.

       Raw materials inventories consist of advances to suppliers for materials for use on this contract but on which work has not yet begun. Work in process inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process inventories at December 31, 2005 and 2004 included applicable indirect cost burdens, including general and administrative costs totaling approximately $1.3 million and $442 thousand, respectively. Indirect cost burdens, including general and administrative costs charged to cost of sales from inventories for the years ended December 31, 2005 and 2004 totaled $3.4 million and $0, respectively.


(5)  Other Assets

	Other assets consisted of the following as of December 31, 2005 and 2004
(in thousands):
                                                           2005        2004
                                                           ----        ----
    Cash surrender value of life insurance . . . . . . . $ 1,432     $ 1,347
    Deferred compensation. . . . . . . . . . . . . . . .   1,589       1,312
    Other assets . . . . . . . . . . . . . . . . . . . .     372         272
                                                         -------     -------
       Total other assets                                $ 3,393     $ 2,931
                                                         =======     =======

(6)  Property and Equipment

       Property and equipment (recorded at cost) consisted of the following as of December 31, 2005 and 2004(in thousands):
                                                           2005        2004
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 4,591     $ 4,360
    Furniture, fixtures, equipment and other . . . . . .   3,168       2,877
    Leasehold improvements . . . . . . . . . . . . . . .   2,799       2,607
    Buildings  . . . . . . . . . . . . . . . . . . . . .   1,259       1,050
    Land and land improvements . . . . . . . . . . . . .     385         385
                                                         -------     -------
                                                          12,202      11,279
    Less accumulated depreciation and amortization . . .  (7,619)     (6,969)
                                                         -------     -------
       Total property and equipment                      $ 4,583     $ 4,310
                                                         =======     =======

       Depreciation and amortization expense for property and equipment was approximately $1.4 million for 2005, $1.3 million for 2004 and approximately $1.2 million for 2003.


(7)  Goodwill and Intangible Assets

       As part of the August 29, 1995, acquisition of Energetics, the Company recorded approximately $1.7 million of goodwill. Between 1995 and 2001, VSE amortized the goodwill by the straight-line method using a fifteen year life. In accordance with SFAS No. 142, VSE stopped amortizing the goodwill in January 2002, but continues to review it at least annually, or more frequently, if this asset might be impaired, to determine if impairment has occurred. Approximately $1.1 million of unamortized goodwill remains on the books as of December 31, 2005.


(8)  Debt

       VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loan amounts or letters of credit. The amount of credit available to the Company is $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. The expiration date of the loan agreement is May 31, 2007. From time to time the bank and the Company may negotiate an amendment to the loan to increase or decrease the amount of available credit or to change the expiration date to a later date.

       The loan agreement contains terms whereby the Company may borrow against the revolving loan and has the option at any time and from time to time to prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of December 31, 2005 the Company has not been notified by the bank, nor is the Company aware of any non-compliance with any of the bank loan covenants.

       The Company pays a fixed annual commitment fee of $20 thousand, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of December 31, 2005, there were no revolving loan amounts outstanding and one letter of credit for approximately $192 thousand. Amounts outstanding under this loan agreement as of December 31, 2004 were approximately $1.6 million in revolving loan borrowings and no letters of credit. Interest expense incurred for revolving loan amounts borrowed was approximately $1 thousand for each year in 2005 and 2004. There was no borrowing and no interest expense for 2003.


(9)  Accrued Expenses

       The components of accrued expenses as of December 31, 2005 and 2004, were as follows (in thousands):
                                                           2005         2004
                                                           ----         ----
     Accrued bonus . . . . . . . . . . . . . . . . . .   $ 4,040       $1,856
     Accrued vacation  . . . . . . . . . . . . . . . .     1,951        1,661
     Accrued salaries  . . . . . . . . . . . . . . . .     1,745        1,432
     Billed amounts in excess of revenue recognition .     1,618          470
     Estimated contract disallowances  . . . . . . . .       499          467
     Accrued pension and 401(k) contributions  . . . .       446          468
     Accrued deferred compensation . . . . . . . . . .       419          156
     Estimated future losses on contracts  . . . . . .       320          480
     Accrued workers compensation  . . . . . . . . . .       214            -
     Other accrued expenses  . . . . . . . . . . . . .       981          932
                                                         -------       ------
       Total accrued expenses                            $12,233       $7,922
                                                         =======       ======

(10)  ESOP/401(k) Plan and Profit Sharing Plan

       VSE has an ESOP/401(k) plan that allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. Under the terms of the plan, employer 401(k) contributions are made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. The employer contribution is equal to 50% of the employee deferral on the first 6% of the employee pay deferred. The Company expense associated with this plan for 2005, 2004, and 2003 was $578 thousand, $415 thousand, and $262 thousand, respectively.

       Prior to April 1, 1999, the Company made contributions under this plan into an ESOP trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Subsequent to April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions. The ESOP/401(k) plan held 262,913 shares and 281,933 shares of VSE stock as of December 31, 2005 and 2004, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

       Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2005, 2004, and 2003 was $420 thousand, $443 thousand, and $429 thousand, respectively.

(11)  Stock Option Plans

       On December 30, 2005, the board of directors of VSE Corporation (the "Board") directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE common stock ("VSE Stock") under VSE's 2004 Stock Option Plan approved by VSE' stockholders on May 3, 2005 (the "2004 Plan"). The options outstanding under the 2004 Plan, as of December 30, 2005, are not affected by this Board action. In addition, the options to purchase shares of VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") are not affected by this Board action.

       The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.

(a)  2004 Stock Option Plan

	As of December 31, 2005, options issued under the 2004 Plan for up to 68,250 shares of VSE Common Stock, par value $.05 per share ("shares" or "VSE Stock") remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of VSE shares on the date of grant. Each option vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

(b)  1998 Stock Option Plan

       As of December 31, 2005, options issued under the 1998 Plan for up to 129,313 shares remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

       Information with respect to stock options is as follows:
                                  Weighted         Weighted          Weighted
                                  Average          Average           Average
                                  Exercise         Exercise          Exercise
                            2005   Price     2004   Price     2003    Price
                            ----   -----     ----   -----     ----    -----
Number of shares under
 stock options:
 Outstanding at beginning
  of year . . . . . . . .  211,625  $ 9.51  212,250  $ 8.07  185,000  $ 7.66
 Granted  . . . . . . . .   70,000   25.17   65,500   12.82   68,750   10.85
 Exercised  . . . . . . .  (79,312)   7.45  (62,125)   8.19  (24,875)  10.89
 Forfeited  . . . . . . .   (4,750)      -        -       -   (4,625)  10.18
 Terminations . . . . . .        -       -   (4,000)   8.03  (12,000)  10.93
                           -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  197,563  $15.83  211,625  $ 9.51  212,250  $ 8.07
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year . . . . . . . .  146,438  $13.93  161,938  $ 8.70  127,250  $ 7.45
                           =======  ======  =======  ======  =======  ======
Weighted average remaining
  contractual life  . . .  3 years          2 years          1 year

Weighted average fair
 value of options granted    $4.70            $2.76            $2.80
                             =====            =====            =====

       The following table summarizes the range of exercise prices for options outstanding at December 31, 2005:
                                 Outstanding Options
                                 -------------------
                                                             Exercisable Options
                                       Weighted              -------------------
                                        Average   Weighted              Weighted
                                      Contractual  Average               Average
                           Number of    Life      Exercise   Number of  Exercise
Range of Exercise Prices     Shares   (in years)    Price      Shares     Price
------------------------     ------   ----------    -----      ------     -----
$6.62  . . . . . . . . .      24,750       1       $ 6.62      24,750    $ 6.62
$10.73 . . . . . . . . .      45,438       2        10.73      45,438     10.73
$12.82 . . . . . . . . .      59,125       3        12.82      43,000     12.82
$25.17 . . . . . . . . .      68,250       4        25.17      33,250     25.17
                             -------       -       ------     -------    ------
      Total                  197,563       3       $15.83     146,438    $13.93
                             =======       =       ======     =======    ======

       The Company accounts for stock-based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. The total stock-based employee compensation expense, net of tax effects, as of December 31, 2005 and 2004, was approximately $0 thousand and $9 thousand, respectively.


(12)  Income Taxes

       The Company files consolidated federal income tax returns with all of its subsidiaries.  The components of the provision for income taxes from continuing operations for the years ended December 31, 2005, 2004, and 2003 are as follows
(in thousands):
                                                   2005     2004     2003
                                                   ----     ----     ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $3,475   $1,989   $  796
     State . . . . . . . . . . . . . . . . . . .     671      475      244
                                                  ------   ------   ------
                                                   4,146    2,464    1,040
  Deferred
     Federal . . . . . . . . . . . . . . . . . .    (288)    (202)     275
     State   . . . . . . . . . . . . . . . . . .     (38)     (71)       -
                                                  ------   ------   ------
                                                    (326)    (273)     275
                                                  ------   ------   ------
  Provision for income taxes . . . . . . . . . .  $3,820   $2,191   $1,315
                                                  ======   ======   ======

       The benefit for income taxes from discontinued operations for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):
                                                   2005     2004     2003
                                                   ----     ----     ----
  Current  . . . . . . . . . . . . . . . . . . .  $   -    $  (1)   $(419)
  Deferred . . . . . . . . . . . . . . . . . . .      -        -      371
                                                  -----    -----    -----
     Total income tax benefit                     $   -    $  (1)   $ (48)
                                                  =====    =====    =====

       The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 2005, 2004, and
2003 are as follows (in thousands):
                                                   2005     2004     2003
                                                   ----     ----     ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $3,396   $1,916   $1,158
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .     417      266      160
     Permanent differences, net  . . . . . . . .       6        9       (6)
     Other, net  . . . . . . . . . . . . . . . .       1        -        3
                                                  ------   ------   ------
  Provision for income taxes . . . . . . . . . .  $3,820   $2,191   $1,315
                                                  ======   ======   ======

       The Company's deferred tax assets (liabilities) as of December 31, 2005 and 2004 which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):
                                                        2005           2004
                                                        ----           ----
   Current deferred tax assets   . . . . . . . . . .   $1,247         $1,173
   Current deferred tax liabilities  . . . . . . . .     (214)           (96)
                                                       ------         ------
     Net current deferred tax assets . . . . . . . .    1,033          1,077
                                                       ------         ------
   Noncurrent deferred tax assets  . . . . . . . . .    1,480          1,109
   Noncurrent deferred tax liabilities . . . . . . .     (798)          (797)
                                                       ------         ------
     Net noncurrent deferred tax assets  . . . . . .      682            312
                                                       ------         ------
   Net deferred tax assets . . . . . . . . . . . . .   $1,715         $1,389
                                                       ======         ======

       The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2005 and 2004, are as follows (in thousands):
                                                        2005           2004
                                                        ----           ----
   Deferred compensation and accrued paid leave  . .   $1,558         $1,221
   Reserve for contract and other disallowances  . .      198            165
   Reserve for future losses . . . . . . . . . . . .      126            186
   Accrued expenses  . . . . . . . . . . . . . . . .      101             75
   Accelerated depreciation  . . . . . . . . . . . .       65           (133)
   Reserve for doubtful accounts . . . . . . . . . .       16             32
   Retainages not taxed until billed   . . . . . . .       (7)            (9)
   Deferred revenues . . . . . . . . . . . . . . . .     (180)           (50)
   Intangible assets . . . . . . . . . . . . . . . .     (185)          (139)
   Other . . . . . . . . . . . . . . . . . . . . . .       23             41
                                                       ------         ------
   Net deferred tax assets                             $1,715         $1,389
                                                       ======         ======

(13)  Commitments and Contingencies

(a)  Leases and other commitments

       The Company and its subsidiaries have various non-cancelable operating leases for facilities, equipment, and software with terms between two and ten years. Rent expense is recognized on a straight-line basis for rent agreements having escalating rent.  Payments on these leases for 2005, 2004, and 2003 were:
                                               (in thousands)
                                    ------------------------------------------
                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2005 . . . . . . . . . . .    $3,733             $  922          $2,811
       2004 . . . . . . . . . . .     3,692                566           3,126
       2003 . . . . . . . . . . .     3,289                637           2,652

       Future minimum annual non-cancelable commitments as of December 31, 2005 are as follows:
                                               (in thousands)
                                    ------------------------------------------
                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2006 . . . . . . . . . . .    $ 3,396            $  909          $2,487
       2007 . . . . . . . . . . .      2,919               910           2,009
       2008 . . . . . . . . . . .      1,876               390           1,486
       2009 . . . . . . . . . . .        642                95             547
       2010 . . . . . . . . . . .        263                 -             263
       Thereafter . . . . . . . .          -                 -               -
                                     -------            ------          ------
          Total                      $ 9,096            $2,304          $6,792
                                     =======            ======          ======

                                       46

(b)  Contingencies

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
















(14)  Selected Quarterly Data (Unaudited)

       The following table shows selected quarterly data for 2005 and 2004, in thousands, except earnings per share:
                                                     2005 Quarters
                                                     -------------
                                              1st      2nd      3rd      4th
                                              ---      ---      ---      ---
Revenues . . . . . . . . . . . . . . . .   $65,919  $72,682  $76,600  $64,938
                                           =======  =======  =======  =======
Gross profit . . . . . . . . . . . . . .   $ 2,164  $ 2,966  $ 2,717  $ 2,512
                                           =======  =======  =======  =======

Income from continuing operations  . . .   $ 1,304  $ 1,765  $ 1,587  $ 1,513
Loss from discontinued operations  . . .         -        -        -        -
                                           -------  -------  -------  -------
Net income . . . . . . . . . . . . . . .   $ 1,304  $ 1,765  $ 1,587  $ 1,513
                                           =======  =======  =======  =======

Basic earnings per share:
Income from continuing operations  . . .   $   .57  $   .76  $   .68  $   .64
Loss from discontinued operations  . . .         -        -        -        -
                                           -------  -------  -------  -------
Net income per share . . . . . . . . . .   $   .57  $   .76  $   .68  $   .64
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,279    2,311    2,348    2,351
                                           =======  =======  =======  =======
Diluted earnings per share:
Income from continuing operations  . . .   $   .55  $   .74  $   .66  $   .63
Loss from discontinued operations  . . .         -        -        -        -
                                           -------  -------  -------  -------
Net income per share . . . . . . . . . .   $   .55  $   .74  $   .66  $   .63
                                           =======  =======  =======  =======
Weighted average shares outstanding  . .     2,354    2,377    2,417    2,419
                                           =======  =======  =======  =======

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
                                           =======  =======  =======  =======

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


ITEM 9A.   Controls and Procedures

       As of the end of the period covered by this report, based on our management's evaluation, with the participation of VSE's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.   Other Information

       None.



                                   PART III

       Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) and is incorporated herein by reference to the Company's definitive proxy statement relating to its Annual Meeting of Stockholders scheduled for May 2, 2006 (the "Proxy Statement") to be filed with the SEC, except as otherwise indicated below:


ITEM 10.   Directors and Executive Officers of the Registrant

       The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 11.   Executive Compensation

       The information required by this Item is incorporated by reference to the Proxy Statement except for the text thereof under the captions "Compensation Committee Report" and "Performance Graph."


ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management

       Except for the "Equity Compensation Plan Information" disclosed in Item 5(d) above, the information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 13.   Certain Relationships and Related Transactions

       The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.   Principal Accountant Fees and Services

       The information required by this Item is incorporated by reference to the Proxy Statement.


                                   PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      1.    Financial Statements

            The consolidated financial statements are listed under Item 8 of this report.

       2.   Supplemental Financial Statement Schedule

            Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements, notes to the consolidated financial statements, or supplementary financial information.

       3.   Exhibits

            See "Exhibit Index" hereinafter contained and incorporated by reference.


       4.	Reports on Form 8-K

		On January 6, 2006, the Registrant filed a Current Report on Form 8-K to report that on December 30, 2005, the Registrant's board of directors (the "Board") directed VSE Corporation to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE common stock under VSE's 2004 Stock Option Plan approved by VSE's stockholders on May 3, 2004.

		On November 3, 2005, the Registrant filed a Current Report on Form 8-K to report Amended and Restated By-Laws of VSE Corporation, as of November 1, 2005.

            On October 31, 2005, the Registrant filed a Current Report on Form 8-K to announce the financial results of the third quarter 2005.


                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VSE CORPORATION

Date:  March 7, 2006                 By:  /s/ D. M. Ervine
                                          ---------------------------
                                          D. M. Ervine
                                          Chairman, President,
                                          Chief Executive Officer and
                                          Chief Operating Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                       Title                      Date
-------------------------------------------------------------------------------

/s/ Donald M. Ervine              Chairman, President,          March 7, 2006
----------------------------      Chief Executive Officer,
Donald M. Ervine                  Chief Operating Officer

/s/ Craig S. Weber                Executive Vice President,     March 7, 2006
----------------------------      Chief Administrative
Craig S. Weber			  Officer, Secretary

/s/ Thomas R. Loftus              Senior Vice President and     March 7, 2006
----------------------------      Chief Financial Officer
Thomas R. Loftus		  Principal Financial and
                                  Accounting Officer)

/s/ Clifford M. Kendall           Director			March 7, 2006
----------------------------
Clifford M. Kendall

/s/ Calvin S. Koonce              Director			March 7, 2006
----------------------------
Calvin S. Koonce

/s/ James F. Lafond               Director                      March 7, 2006
----------------------------
James F. Lafond

/s/ David M. Osnos                Director			March 7, 2006
----------------------------
David M. Osnos

/s/ Jimmy D. Ross                 Director                      March 7, 2006
----------------------------
Jimmy D. Ross

/s/ Bonnie K. Wachtel             Director		        March 7, 2006
----------------------------
Bonnie K. Wachtel

                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     2       Plan of acquisition, reorganization, arrangement,
             liquidation or succession
               Exchange Agreement dated as of March 25, 1992,
               amended as of September 1, 1992, by and between VSE
               Corporation and JBT Holding Corp., et al. (Exhibit A
               to Exhibit 1, Proxy Statement, filed on
               Form 8-K on November 2, 1992)		                *
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996		*
               By-Laws of VSE Corporation as amended through
                 November 1, 2005 					*
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)			*
     9       Voting trust agreement                               Not Applicable
    10       Material contracts
	    Employment Agreement entered into as of December 10,
		  1997, by and between VSE Corporation and
		  Craig S. Weber (Exhibit VIII to form 10-K dated
		  March 7, 2001)					*
            Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)						*
            Employment Agreement entered into as of January 15,
               1999, by and between VSE Corporation and
               Energetics Incorporated and Robert J. Kelly
               (Exhibit VII to Form 10-K dated March 18, 1999)		*
            Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)           				*
	    Employment Agreement dated as of March 10, 2004,
               By and between VSE Corporation and Thomas G. Dacus
               (Exhibit 10.1 to form 10-Q dated April 28, 2004)	        *
		Employment Agreement dated as of July 1, 2004,
               By and between VSE Corporation and Thomas R. Loftus
               (Exhibit 10.1 to form 10-Q dated July 30, 2004)		*
            VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 as amended by the
               Board through March 9, 2004 (Exhibit 10.2 to
               Form 10-Q dated April 28, 2004) 				*
	    Stock Purchase Agreement dated August 29, 1995 by
               and between VSE Corporation and the shareholders
               of Energetics Incorporated (Exhibit 2 to Form 8-K
               dated September 13, 1995 and Amendment 1 on Form
               8-K/A dated November 9, 1995)				*
            VSE Corporation 1996 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement dated
               April 3, 1996)						*
		VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)		*


                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
	    VSE Corporation 1998 Non-employee Directors Stock Plan
               (Appendix B to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on May 6,
               1998)                                                    *
	    VSE Corporation 2004 Stock Option Plan (Appendix B to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 3, 2004)		*
	    VSE Corporation 2004 Non-employee Directors Stock Plan
               (Appendix C to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on
               May 3, 2004)                               		*
    12       Statements re computation of ratios                  Not Applicable
    13       Annual report to security holders, Form 10-Q
               or selected quarterly data	                    Exhibit 13
    16       Letter re change in certifying accountant            Not Applicable
    18       Letter re change in accounting principles            Not Applicable
    21       Subsidiaries of the Registrant 		     	    Exhibit 21
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


