Form 10-K/A
period 2005-12-31
VSE CORP
filed 2006-04-03
CIK 102752

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

                              Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed solely to correct a typographical error on the cover page of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 8, 2006 (the "Original Report") relating to whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). The Registrant is not such a shell company. Except for the matter described above, all other information in the Original Report,including the financial statements, is unchanged. This amendment does not modify or update disclosures in the Original Report. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report.




                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VSE CORPORATION

Date:  April 3, 2006                 By:  /s/ D. M. Ervine
                                          ---------------------------
                                          D. M. Ervine
                                          Chairman, President,
                                          Chief Executive Officer and
                                          Chief Operating Officer