Form 10-Q
period 2006-03-31
VSE CORP
filed 2006-04-28
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2006            Commission File Number:  0-3676



                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                      54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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



Number of shares of Common Stock outstanding as of April 27, 2006:  2,364,111.



VSE Corporation and Subsidiaries
________________________________________________________________________________

Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's discussions captioned "Business," "Risk Factors"," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC"), together with the Annual Report on Form 10-K/A filed with the SEC on March 31, 2006 (collectively, "Form 10-K").

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

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                        March 31,  December 31,
                                                          2006         2005
                                                          ----         ----
                                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $  7,972     $ 12,717
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     43,998       43,926
  Contract inventories . . . . . . . . . . . . . . .      4,657        4,273
  Deferred tax assets  . . . . . . . . . . . . . . .      1,200        1,033
  Other current assets . . . . . . . . . . . . . . .      3,494        2,205
                                                       --------     --------
    Total current assets . . . . . . . . . . . . . .     61,321       64,154

Property and equipment, net  . . . . . . . . . . . .      5,130        4,583
Deferred tax assets  . . . . . . . . . . . . . . . .        823          682
Goodwill . . . . . . . . . . . . . . . . . . . . . .      1,054        1,054
Other assets . . . . . . . . . . . . . . . . . . . .      3,975        3,393
                                                       --------     --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 72,303     $ 73,866
                                                       ========     ========
Liabilities and Stockholders' Investment
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . .   $      -     $      -
  Accounts payable . . . . . . . . . . . . . . . . .     29,398       29,752
  Accrued expenses   . . . . . . . . . . . . . . . .      8,929       12,178
  Dividends payable  . . . . . . . . . . . . . . . .        142          141
                                                       --------     --------
    Total current liabilities  . . . . . . . . . . .     38,469       42,071

Deferred compensation  . . . . . . . . . . . . . . .      2,071        1,589
Other liabilities  . . . . . . . . . . . . . . . . .         95           55
                                                       --------     --------
    Total liabilities  . . . . . . . . . . . . . . .     40,635       43,715
                                                       ========     ========
Commitments and contingencies

Stockholders' investment:
  Common stock, par value $.05 per share, authorized
    5,000,000 shares; issued and outstanding 2,364,111
    in 2006 and 2,359,611 shares in 2005 . . . . . .        118          118
  Paid-in capital  . . . . . . . . . . . . . . . . .      6,521        6,348
  Deferred stock-based compensation  . . . . . . . .          -          (1)
  Retained earnings  . . . . . . . . . . . . . . . .     25,029       23,686
                                                       --------     --------
    Total stockholders' investment . . . . . . . . .     31,668       30,151
                                                       --------     --------
    Total liabilities and stockholders' investment .   $ 72,303     $ 73,866
                                                       ========     ========


      The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
-------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                         For the three months
                                                           ended March 31,
                                                          2006         2005
                                                          ----         ----
Revenues, principally from contracts . . . . . . . .  $  63,300    $  65,919

Costs and expenses of contracts  . . . . . . . . . .     60,912       63,755
                                                      ---------    ---------

Gross profit . . . . . . . . . . . . . . . . . . . .      2,388        2,164

Selling, general and administrative expenses . . . .        123           56

Interest income, net . . . . . . . . . . . . . . . .       (137)         (19)
                                                      ---------    ---------

Income before income taxes . . . . . . . . . . . . .      2,402        2,127

Provision for income taxes . . . . . . . . . . . . .        917          823
                                                      ---------    ---------

Net income . . . . . . . . . . . . . . . . . . . . .  $   1,485    $   1,304
                                                      =========    =========

Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    0.63    $    0.57
                                                      =========    =========
Basic weighted average shares outstanding             2,361,261    2,279,326
                                                      =========    =========

Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    0.61    $    0.55
                                                      =========    =========
Diluted weighted average shares outstanding           2,433,317    2,353,954
                                                      =========    =========

Dividends declared per share                          $    0.06    $    0.05
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

                                                         Deferred                 Total
                               Common Stock   Paid-In  Stock-Based   Retained  Stockholders'
                              Shares  Amount  Capital  Compensation  Earnings   Investment
                              ------  ------  -------  ------------  --------   ----------
Balance at
  December 31, 2005 . . . . .  2,360  $ 118  $ 6,348      $  (1)    $ 23,686    $ 30,151

Net income for the period . .      -      -        -          -        1,485       1,485
Stock-based compensation  . .      -      -       63          -            -          63
Exercised stock options . . .      4      -       73          -            -          73
Excess tax benefits from
  share-based payment
  arrangements. . . . . . . .      -      -       37          -            -          37
Deferred stock-based
  compensation  . . . . . . .      -      -        -          1            -           1
Dividends declared ($.06) . .      -      -        -          -         (142)       (142)
                               -----  -----  -------      -----     --------    --------
Balance at
  March 31, 2006  . . . . . .  2,364  $ 118  $ 6,521      $   -     $ 25,029    $ 31,668
                               =====  =====  =======      =====     ========    ========

































   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(in thousands)
                                                          For the three months
                                                             ended March 31,
                                                              2006     2005
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 1,485  $ 1,304
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      391      326
     Loss on sale of property and equipment  . . . . . . .        1        2
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (308)    (141)
     Stock-based compensation  . . . . . . . . . . . . . .       63        -
     Tax benefit of options exercised  . . . . . . . . . .        -       15
     Amortization of deferred stock-based compensation . .        -       (1)
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable, net. . . . . . . . . . . . . . .      (72)  (9,579)
     Contract inventories  . . . . . . . . . . . . . . . .     (384)   4,130
     Other current assets and noncurrent assets  . . . . .   (1,896)    (243)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .      128    5,668
     Accrued expenses  . . . . . . . . . . . . . . . . . .   (3,249)     541
     Other liabilities . . . . . . . . . . . . . . . . . .       40       14
                                                            -------  -------
       Net cash (used in) provided by operating activities   (3,801)   2,036
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .     (914)    (456)
                                                            -------  -------
       Net cash used in investing activities                   (914)    (456)
                                                            -------  -------
Cash flows from financing activities:
  Net repayment of bank loans  . . . . . . . . . . . . . .        -   (1,578)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (141)    (114)
  Excess tax benefits from share-based
    payment arrangements . . . . . . . . . . . . . . . . .       37        -
  Proceeds from the exercise of options of common stock  .       74       26
                                                            -------  -------
       Net cash used in financing activities                    (30)  (1,666)
                                                            -------  -------

Net decrease in cash and cash equivalents  . . . . . . . .   (4,745)     (86)
  Cash and cash equivalents at beginning of period . . . .   12,717      130
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 7,972  $    44
                                                            =======  =======










   The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2005. The Company operates within one reportable segment.


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


Contract Inventories

The components of contract inventories as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

                                                            2006      2005
                                                            ----      ----
Raw material . . . . . . . . . . . . . . . . . . . . . .  $     -    $    -
Work in process  . . . . . . . . . . . . . . . . . . . .   10,078     9,965
                                                          -------    ------
                                                          $10,078    $9,965
Less:  Progress payments and customer
       advances received . . . . . . . . . . . . . . . .   (5,421)   (5,692)
                                                          -------    ------
   Total contract inventories                             $ 4,657    $4,273
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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Raw materials inventories consist of advances to suppliers for materials for use on this contract but on which work has not yet begun. Work in process inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process inventories at March 31, 2006 and December 31, 2005 included applicable indirect cost burdens, including general and administrative costs totaling approximately $1.4 million and $1.3 million, respectively. Indirect cost burdens, including general and administrative costs charged to cost of sales from inventories for the periods ended March 31, 2006 and December 31, 2005 totaled $4.1 million and $3.4 million, respectively.


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

The loan agreement contains terms whereby the Company may borrow against the revolving loan and has the option at any time and from time to time to prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of March 31, 2006 the Company has not been notified by the bank, nor is the Company aware of any non-compliance with any of the bank loan covenants.

The Company pays a fixed annual commitment fee of $20 thousand, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of March 31, 2006 and December 31, 2005, there were no revolving loan amounts outstanding and one letter of credit for approximately $192 thousand. Interest expense incurred on the loan for the three months ending March 31, 2006 and 2005 was approximately $0 and $1 thousand, respectively.


Stock-based Compensation

On December 30, 2005, the board of directors of VSE Corporation (the "Board") directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE common stock ("VSE Stock") under VSE's 2004 Stock Option Plan approved by VSE's stockholders on May 3, 2005 (the "2004 Plan"). The options outstanding under the 2004 Plan, as of December 30, 2005, were not affected by this Board action. In addition, the options to purchase shares of VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") were not affected by this Board action.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.

2004 Stock Option Plan

As of March 31, 2006 options issued under the 2004 Plan for up to 66,750 shares of VSE Common Stock, par value $.05 per share ("shares" or "VSE Stock") remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of VSE shares on the date of grant. Each option vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

1998 Stock Option Plan

As of March 31, 2006, options issued under the 1998 Plan for up to 126,313 shares remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

Accounting for Stock-based Compensation

Prior to January 1, 2006, the Company had followed the provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company accounted for stock-based compensation under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement
No. 123(R), "Share-Based Payment", using the modified-prospective-transition method. Under that transition method, compensation cost recognized as of March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the period ended March 31, 2006, are approximately $63 thousand and $39 thousand lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the period ended March 31, 2006 would have been $.65 and $.63, respectively, if the company had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $.63 and $.61, respectively. The total compensation cost not yet recognized in the Company's income before income taxes as of March 31, 2006 is approximately $370 thousand, to be recognized over approximately 1.75 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $37 thousand in excess tax benefits classified as cash provided by financing activities for the quarter ended March 31, 2006 would have been classified as cash provided by operating activities if the company had not adopted SFAS 123(R).

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company's stock option plans for the period ending March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

                                               Three Months
                                              Ended March 31,
                                                   2005
                                                   ----
    Net income, as reported                       $1,304
    Add: Total stock-based employee
     compensation expense as reported
     under intrinsic value method
     (APB No. 25) for all awards, net
     of related tax effects                            -

    Deduct: Total stock-based
     compensation expense
     determined under fair value based
     method (SFAS No. 123) for all
     awards, net of related tax effects              (62)
                                                  ------
    Pro forma net income                          $1,242
                                                  ======
    Earnings per share:

     Basic - as reported                           $0.57
     Diluted - as reported                         $0.55

     Basic - pro forma                             $0.54
     Diluted - pro forma                           $0.53

The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the pricing calculations for 2005. In 2006, no such assumptions were made as no options were granted:
                                                   2005
                                                   ----
     Risk free interest rate                       3.28%
     Dividend yield                                0.79%
     Expected life                               3 years
     Expected volatility                          60.50%


A summary of the Company's stock option activity for the three months ended March 31, 2006 and 2005 are as follows:
                                                 Weighted            Weighted
                                                 Average             Average
                                                 Exercise            Exercise
                                         2006     Price      2005     Price
                                         ----     -----      ----     -----
Number of shares under
 stock options:
 Outstanding at beginning of period    197,563   $15.83    211,625   $ 9.51
 Granted  . . . . . . . .                    -        -     70,000    25.17
 Exercised  . . . . . . .               (4,500)   16.36     (2,937)    8.87
 Forfeited . . . . . .                       -        -     (4,250)   12.03
                                       -------   ------    -------   ------
 Outstanding at end of period          193,063   $15.82    274,438   $13.44
                                       =======   ======    =======   ======

 Exercisable at end of period          141,938   $13.85    174,626   $13.50
                                       =======   ======    =======   ======

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                                         2006                2005
                                         ----                ----

Weighted average remaining
  contractual life                     2 Years             3 Years

Weighted average fair
 value of options granted                    -             $4.70


The aggregate intrinsic values of outstanding, exercisable and exercised shares as of March 31, 2006 and 2005 are as follows (in thousands):

                                         2006                2005
                                         ----                ----
  Outstanding shares                    $4,958              $3,331
  Exercisable shares                    $3,924              $2,671
  Exercised shares                      $  115              $   41

The total fair value of shares vested during the first quarter of 2006 and 2005 was $0 and approximately $181 thousand, respectively.


A summary of the Company's nonvested stock option activity for the three months ended March 31, 2006 and 2005 are as follows:

                                                 Weighted           Weighted
                                                 Average            Average
                                                Grant Date         Grant Date
                                         2006   Fair Value   2005  Fair Value
                                         ----   ----------   ----  ----------
Nonvested stock at beginning
   of period                            51,125   $ 8.41     49,687   $ 3.66
 Granted                                     -        -     70,000    10.37
 Vested                                      -        -    (17,500)   10.37
 Forfeited                                   -        -     (2,375)    3.28
                                        ------   ------    -------   ------
Nonvested stock at end
   of period                            51,125   $ 8.41     99,812   $ 7.20
                                        ======   ======    =======   ======

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

                                         Three Months Ended March 31,
                                               2006        2005
                                               ----        ----
   Basic weighted average
     common shares outstanding              2,361,261   2,279,326
   Diluted effect of options                   72,056      74,628
                                            ---------   ---------
   Diluted weighted average
     common shares outstanding              2,433,317   2,353,954
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

Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED"), and Engineering and Logistics Division ("ELD") beginning in 2006. Energetics Incorporated ("Energetics") is currently VSE's only active subsidiary.

VSE also has several other subsidiaries and divisions that were inactive as of March 31, 2006, including Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS"), which became inactive as of May 2005.

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

Other - Energetics provides the Department of Energy and other government and industry customers with expert consulting services that typically include program planning and analysis, R&D management services, technology assessment and performance metrics, communications and outreach, and conference planning. The Company provides base support and other services to the U.S. Air Force and has also provided support services to the U.S. Postal Service and U.S. Department of Treasury.

BAV Ship Transfer Program

VSE's BAV Division provides the U.S. Navy with engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. During its life, this program has been the Company's single largest revenue producer. Revenues generated by this program have typically accounted for approximately 40% to 50% of consolidated VSE revenues, and revenues generated by this program accounted for approximately 44% and 45% of consolidated revenues during the three-month periods ended
March 31, 2006 and 2005, respectively. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan conducted under this program has been a major contributor to the Company's revenues in 2005 and 2004, and is expected to continue contributing to the Company's revenues in 2006.

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

Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The Company recognized BAV award fee income in the three-month period ended March 31, 2006. In 2005, the Company recognized BAV award fee income in each of the three-month periods ended December 31, June 30, and March 31, and did not recognized any BAV award fee income in the three-month period ended September 30.

TBPS Program

VSE's SED Division performs work on a program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a Fuel Tank Self-Sealing System and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from damage resulting from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

SED has multiple firm fixed price per unit contracts under which it is performing the TBPS Program. Subsequent to award, VSE has received modifications to the contracts to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future modifications to these contracts as the Army's needs change. The total contract ceiling value on the TBPS Program contracts is approximately $77 million, and the remaining available contract ceiling on the TBPS Program contracts is approximately $44 million as of March 31, 2006. Contract value on the TBPS contracts is fully funded at the time of award or modification.

Currently, contractual coverage for work on the TBPS program runs through January 2007 and the Company expects to most likely complete work in 2007.

The TBPS Program contributed significantly to VSE revenues in 2005 and is expected to provide significant revenues in 2006. The work performed on this program also significantly increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program has presented, and is expected to continue to present, VSE's business with the potential for both increased profit margins and increased risks of incurring a loss.

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

The task order for this program is time and materials, with substantially all of the services provided by CED's subcontractor. CED will provide certain program management services. The contract task order has a base year valued at approximately $139 million and an additional one-year option period valued at approximately $212 million. This program is expected to contribute significantly to VSE's revenues in 2006 and 2007, however, profit margins on subcontract work are generally lower than on work performed by Company personnel.

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

The use of subcontractors on government contracts also raises certain performance and financial risks to VSE because government prime contractors are responsible for performing to the requirements of the contract and ensuring compliance with U.S. Government regulations relative to the performance by subcontractors.

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

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV Ship Transfer Program during 2004 and 2005 comprised a large percentage of total revenues, and 2006 revenues under this program are expected to be significant to the Company.

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

           Concentration of Revenues From Continuing Operations
                              (in thousands)
                   For the three months ended March 31,
                   ------------------------------------
                                    2006               2005
    Source of Revenue             Revenues    %      Revenues      %
    -----------------             --------    -      --------      -

    BAV Egypt                     $ 12,054    19     $ 13,009      20
    BAV Taiwan                      13,588    22       15,788      24
    BAV Other                        2,001     3          644       1
                                  --------   ---     --------     ---
      Total BAV                     27,643    44     $ 29,441      45

    TBPS Program                     4,133     7        6,164       9
                                  --------   ---     --------     ---

    CED Army Equipment Support       5,233     8            -       -

    VSE Other                       26,291    41       30,314      46
                                  --------   ---     --------     ---
      Total Revenues              $ 63,300   100     $ 65,919     100
                                  ========   ===     ========     ===

Management Outlook

The growth trend established by VSE's record high revenues and profits in 2004 and 2005 is expected to continue in 2006. The major contributors to 2006 results are expected to be: 1) a continuation of the Taiwan Ship Transfer work performed by BAV; 2) performance on the TBPS Program; 3) new work performed on the CED Army Equipment Support Program; and 4) additional work provided by Other Significant Contracts.

Taiwan Ship Transfer. The Taiwan ship transfer effort is expected to continue through mid to late 2006, allowing BAV to maintain revenue levels in 2006 similar to 2005. Funded backlog on the BAV Ship Transfer Program was approximately $97 million as of March 31, 2006.

TBPS Program. SED began delivery of completed vehicle protection systems on this program in 2005, and work on the program increased during the first three quarters of 2005. Changes in production schedules can result from operating in an uncertain and volatile environment in Iraq, changing Army needs, technical specification issues, and facility location changes. Such changes caused work on this program to level off during the fourth quarter of 2005 and the first quarter of 2006. Production levels are expected to increase again beginning in the second quarter of 2006 and the program is expected to generate increased levels of revenue in 2006. Funded backlog on the TBPS program was approximately $44 million as of March 31, 2006.

CED Army Equipment Support Program. During the first quarter of 2006, work on this program was transitioned from a predecessor contract to CED's contract task order, and CED revenue from this program is expected to accelerate rapidly beginning in the second quarter of 2006. The program is new work and is expected to increase Company revenues in 2006. The majority of the $139 million base year task order is expected to be worked in 2006. The contract task order for this program is incrementally funded, with funded backlog of approximately
$49 million as of March 31, 2006, and additional funding received in April 2006 of approximately $38 million.

Other Significant Contracts. VSE has three multiyear, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts with no funding committed at the time of award. VSE is one of several awardees on each contract. While future VSE revenue from these contracts cannot be predicted with certainty, the award of these contracts provides the Company with the opportunity to compete for work that may contribute to future revenue growth, including new work in 2006. These three contracts are described below.

VSE's CED Division has a multiyear Rapid Response support contract issued by the U.S. Army Communications-Electronics Command (CECOM) that was awarded in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers.
If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be realized, this contract has generated revenues for VSE of approximately $37 million and $27 million during 2005 and 2004, respectively. The CED Army Equipment Support Program is expected to add significantly to this contract's and the Company's revenues in 2006. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

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

FMD also has a contract, awarded in September 2004, with the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This contract has a total nominal contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. VSE is one of several awardees eligible to share in the potential total contract ceiling amount. Since the date of the contract award, FMD has been awarded delivery orders with ceilings valued at approximately $44 million on this contract, of which approximately $37 million has been funded. Although it is not likely that the full $1.022 billion ceiling amount will be realized, this contract presents potential future revenue opportunities.

Funded Backlog

Revenue increases in government contracting businesses are typically preceded by increases in contract funding ("Bookings") and a build-up of funded contract backlog. VSE's Bookings and funded backlog are continuing at levels that give the Company a firm basis for continued revenue growth in 2006.

                                                       (in millions)
                                                       -------------
    Bookings for the three months ended March 31, 2006      $ 51
    Funded backlog as of March 31, 2006                     $262
    Revenues for the three months ended March 31, 2006      $ 63

Longer Term

The growth in VSE revenue and profits during 2004 and 2005, and the expected continuation of this growth in 2006, will present the Company with both challenges and opportunities for future years.

The biggest challenge that VSE faces in future years is the ability to sustain its recent level of growth. Certain work efforts that have supported VSE's growth in 2004 and 2005 and that are expected to support continued growth in 2006 are due to expire in the future. VSE has received significant contributions to its revenue growth in 2004 from the Taiwan Ship Transfer work and in 2005 from both the Taiwan Ship Transfer work and the TBPS Program work. These two programs and the CED Army Equipment Support Program are expected to be the largest contributors to VSE revenue in 2006. The expiration of these programs at various dates in 2006 and 2007 will reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

The opportunities associated with VSE's recent growth include a more competitive price structure with which to bid on future work, a wider range of employee skill sets, and a broader name recognition and past performance record for use in expanding the Company's customer base. VSE is currently tracking multiple bidding opportunities for new contract work. Additionally, the larger revenue level and capital base improves the Company's ability to pursue larger programs and potential acquisition opportunities.


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

The impact of adopting SFAS 123(R) is expected to decrease income before income taxes by approximately $252 thousand in 2006. The amount of stock-based compensation expense for the three months ended March 31, 2006 was $63 thousand. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the old method. The amount of financing cash flows from benefits of tax deductions in excess of recognized compensation cost for the three months ended March 31, 2006 was $37 thousand. The amount of operating cash flows from benefits of tax deductions in excess of recognized compensation cost for the three months ended March 31, 2005 was $15 thousand.

On December 30, 2005, VSE's board of directors (the "Board") directed VSE to discontinue awarding options, both discretionary and nondiscretionary, to purchase VSE common stock ("VSE Stock") under VSE's 2004 Stock Option Plan approved by VSE's stockholders on May 3, 2005 (the "2004 Plan"). The options outstanding under the 2004 Plan as of December 30, 2005, and the options to purchase VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") are not affected by this Board action. The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.


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

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, because these contracts require design, engineering, and manufacturing performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as work is performed. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered.

Certain direct and incremental contract costs have been deferred and reported as a current asset prior to the recognition of revenue. These costs are realizable over the life of the contract. The amount of costs classified as a current asset as of March 31, 2006 is approximately $417 thousand.

Revenues by contract type for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

                                   2006             2005
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -

          Cost-type              $38,308     61    $42,903    65
          Time and materials      18,583     29     12,516    19
          Fixed-price              6,409     10     10,500    16
                                 -------    ---    -------   ---
                                 $63,300    100    $65,919   100
                                 =======    ===    =======   ===

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. As of March 31, 2006, VSE has recognized approximately $250 thousand in risk funding. VSE believes that it will receive funding for all or substantially all of this risk funding revenue.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of March 31, 2006, the Company had approximately
$1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

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

Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income from continuing operations, and the changes in these items for the three-month periods ended March 31, 2006 and 2005 (in thousands):
                                                                   2006
                                                                 Compared
                                                                    to
                                               2006      2005      2005
                                               ----      ----      ----

Revenues . . . . . . . . . . . . . . . . .   $63,300   $65,919   $(2,619)
                                             =======   =======   =======

Income before income taxes . . . . . . . .   $ 2,402   $ 2,127   $   275
Provision for income taxes . . . . . . . .       917       823        94
                                             -------   -------   -------
Net income   . . . . . . . . . . . . . . .   $ 1,485   $ 1,304   $   181
                                             =======   =======   =======

Revenues decreased by approximately 4% for the three-month period ended
March 31, 2006, as compared to the same period of 2005. The primary reasons for the decrease in revenues were 1) production delays on the TBPS program; 2) a decrease in work performed under the BAV Ship Transfer Program; 3) a decrease in the level of work on VCG's contract with the U.S. Coast Guard; and 4) decreased levels of subcontractor work on FMD's U.S. Navy contracts. Increases in revenue from the CED Army Equipment Support Program, ELD equipment refurbishment services, and Energetics services helped to offset some of the decreases in revenues.

Income before income taxes increased by approximately 13% for the three-month period ended March 31, 2006, as compared to the same period of 2005. The increase was primarily due to an increase in profits on the BAV Ship Transfer Program work.


Financial Condition

VSE's financial condition did not change materially during the three months ended March 31, 2006. The Company's largest assets are its accounts receivable and cash and cash equivalents. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable and accounts payable remained substantially unchanged during the three months ended March 31, 2006. Cash and cash equivalents decreased approximately $4.7 million and accrued expenses decreased approximately $3.2 million due primarily to cash payments made in 2006 for expenses accrued in 2005. The change in total stockholders' investment in this period resulted from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $4.7 million during the three months ended March 31, 2006. The decrease in cash and cash equivalents during this period resulted from cash used in operating activities of approximately $3.8 million, cash used in investing activities of approximately $914 thousand, and cash used in financing activities of approximately $30 thousand. Investing activities consisted of expansion and improvement of facilities of approximately $165 thousand and purchases of property and equipment, net of dispositions, of approximately $749 thousand. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock associated with stock incentive plans.

Cash and cash equivalents decreased by approximately $86 thousand during the three months ended March 31, 2005. The decrease in cash and cash equivalents during this period resulted from cash used in financing activities of approximately $1.7 million, cash used in investing activities of approximately $456 thousand, and cash provided by operating activities of approximately

$2 million. Financing activities consisted of repayment of amounts previously borrowed on the Company's bank loan of approximately $1.6 million, dividend payments, and proceeds received from the issuance of common stock due to the exercise of stock options. Investing activities consisted of expansion and improvement of facilities of approximately $172 thousand and purchases of property and equipment, net of dispositions, of approximately $284 thousand.

The difference between cash used in operating activities of approximately
$3.8 million in 2006 as compared to cash provided by operating activities of approximately $2 million in 2005 is primarily due to: 1) payments made in 2006 for expenses accrued in 2005; and 2) an increase in the levels of prepaid expenses and deferred contract costs in 2006 as compared to 2005.

Quarterly cash dividends were paid at the rate of $.06 per share during the three months ended March 31, 2006. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

Accounts receivable arise primarily from billings made by the Company to the government or other government prime contractors for services rendered, and payments received on accounts receivable represent the principal source of cash for the Company. Accounts receivable levels can be affected significantly by the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Accounts receivable levels are also affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the Company, differences between billable amounts authorized by contract terms compared to costs actually incurred by the Company, and government delays in processing administrative paperwork for contract funding.

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

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see

"Notes to Consolidated Financial Statements"). The bank financing complements the Company's internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of March 31, 2006. The Company has determined that the current $15 million commitment amount is adequate to cover known current and future liquidity requirements.

Performance of work under the Company's larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, management believes that cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.


Contractual Obligations

In January 2006, the Company signed a five-year facility lease for shop, office and warehouse space to begin in April 2006 for an aggregate amount of $668 thousand. In April 2006, the Company signed an addendum to this lease to increase the amount of space leased and to defer the start date to May 2006. The revised aggregate amount of the lease is $1.116 million. [See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in VSE's Annual Report on Form 10-K for the fiscal year ended
December 31, 2005 for a summary of the Company's other contractual obligations.]


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

Foreign Currency

While a significant amount of the Company's business results from the services provided by BAV related to the transfer of ships to foreign governments, the BAV contract payments are made by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support work performed or services purchased in foreign countries are made in U.S. dollars, and the infrequent disbursements that are made in foreign currencies are reimbursable to BAV in post conversion dollars. Foreign currency transactions of other VSE divisions or subsidiaries are minimal. Accordingly, the Company does not believe that it is exposed to any material foreign currency risk.

                       VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of VSE Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                               VSE CORPORATION



Date:  April 28, 2006                 /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer