Form 10-Q
period 2006-06-30
VSE CORP
filed 2006-08-01
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2006             Commission File Number:  0-3676



                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                      54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

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



Number of shares of Common Stock outstanding as of August 1, 2006:  2,371,099.



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

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                        June 30, December 31,
                                                          2006         2005
                                                       --------     --------
                                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . .   $  5,076     $ 12,717
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . .     54,725       43,926
  Contract inventories . . . . . . . . . . . . . . .      8,652        4,273
  Deferred tax assets  . . . . . . . . . . . . . . .      1,343        1,033
  Other current assets . . . . . . . . . . . . . . .      3,098        2,205
                                                       --------     --------
    Total current assets . . . . . . . . . . . . . .     72,894       64,154

Property and equipment, net  . . . . . . . . . . . .      5,492        4,583
Deferred tax assets  . . . . . . . . . . . . . . . .        931          682
Goodwill . . . . . . . . . . . . . . . . . . . . . .      1,054        1,054
Other assets . . . . . . . . . . . . . . . . . . . .      3,903        3,393
                                                       --------     --------
    Total assets . . . . . . . . . . . . . . . . . .   $ 84,274     $ 73,866
                                                       ========     ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .   $ 37,685     $ 29,752
  Accrued expenses   . . . . . . . . . . . . . . . .     10,562       12,178
  Dividends payable  . . . . . . . . . . . . . . . .        166          141
                                                       --------     --------
    Total current liabilities  . . . . . . . . . . .     48,413       42,071

Deferred compensation  . . . . . . . . . . . . . . .      2,026        1,589
Other liabilities  . . . . . . . . . . . . . . . . .         88           55
                                                       --------     --------
    Total liabilities  . . . . . . . . . . . . . . .     50,527       43,715
                                                       --------     --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share, authorized
    15,000,000 shares; issued and outstanding 2,371,099
    in 2006 and 2,359,611 shares in 2005 . . . . . .        119          118
  Paid-in capital  . . . . . . . . . . . . . . . . .      6,738        6,348
  Deferred stock-based compensation  . . . . . . . .          -           (1)
  Retained earnings  . . . . . . . . . . . . . . . .     26,890       23,686
                                                       --------     --------
    Total stockholders' equity . . . . . . . . . . .     33,747       30,151
                                                       --------     --------
    Total liabilities and stockholders' equity . . .   $ 84,274     $ 73,866
                                                       ========     ========













     The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                     For the three months       For the six months
                                        ended June 30,            ended June 30,
                                       2006        2005          2006        2005
                                   ---------   ---------     ---------    ---------
Revenues  . . . . . . . . . .      $  94,844   $  72,682     $ 158,144   $ 138,601

Costs and expenses of
  contracts . . . . . . . . .         91,354      69,716       152,266     133,471
                                   ---------   ---------     ---------   ---------
Gross profit. . . . . . . . .          3,490       2,966         5,878       5,130

Selling, general and
  administrative expenses . .            295         111           418         167

Interest income, net. . . . .            (83)        (22)         (220)        (41)
                                   ---------   ---------     ---------   ---------
Income before income taxes. .          3,278       2,877         5,680       5,004

Provision for income taxes. .          1,251       1,112         2,168       1,935
                                   ---------   ---------     ---------   ---------

Net income. . . . . . . . . .      $   2,027   $   1,765     $   3,512   $   3,069
                                   =========   =========     =========   =========
Basic earnings per share:

Net income  . . . . . . . . .      $    0.86   $    0.76     $    1.49   $    1.34
                                   =========   =========     =========   =========
Basic weighted average shares
  outstanding                      2,366,712   2,310,864     2,364,001   2,295,182
                                   =========   =========     =========   =========
Diluted earnings per share:

Net income. . . . . . . . . .      $    0.84   $    0.74     $    1.45   $    1.30
                                   =========   =========     =========   =========
Diluted weighted average
  shares outstanding               2,420,224   2,377,254     2,426,734   2,365,668
                                   =========   =========     =========   =========

Dividends declared per share       $    0.07   $    0.06     $    0.13   $    0.11
                                   =========   =========     =========   =========
























   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Unaudited)
--------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                         Deferred                 Total
                               Common Stock   Paid-In  Stock-Based   Retained  Stockholders'
                              Shares  Amount  Capital  Compensation  Earnings     Equity
                              ------  ------  -------  ------------  --------     ------
Balance at
  December 31, 2005 . . . . .  2,360  $ 118   $ 6,348     $  (1)     $ 23,686    $ 30,151

Net income for the period . .      -      -         -         -         3,512       3,512
Stock-based compensation  . .      2      -       182         -             -         182
Exercised stock options . . .      9      1       116         -             -         117
Excess tax benefits from
  share-based payment
  arrangements. . . . . . . .      -      -        92         -             -          92
Deferred stock-based
  compensation  . . . . . . .      -      -         -         1             -           1
Dividends declared ($.13) . .      -      -         -         -          (308)       (308)
                               -----  -----   -------     -----      --------    --------
Balance at
  June 30, 2006 . . . . . . .  2,371  $ 119   $ 6,738     $   -      $ 26,890    $ 33,747
                               =====  =====   =======     =====      ========    ========















   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(in thousands)
                                                            For the six months
                                                              ended June 30,
                                                              2006      2005
                                                            -------   -------
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 3,512   $ 3,069
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      791       660
     Loss on sale of property and equipment  . . . . . . .        8         2
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (559)     (205)
     Stock-based compensation  . . . . . . . . . . . . . .      182         -
     Tax benefit of options exercised  . . . . . . . . . .        -       662
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable, net. . . . . . . . . . . . . . .  (10,799)   (2,185)
     Contract inventories  . . . . . . . . . . . . . . . .   (4,379)    3,135
     Other current assets and noncurrent assets  . . . . .   (1,453)   (1,115)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .    8,370    (1,960)
     Accrued expenses  . . . . . . . . . . . . . . . . . .   (1,616)    5,039
     Other liabilities . . . . . . . . . . . . . . . . . .       33        28
                                                            -------   -------
       Net cash (used in) provided by operating activities   (5,910)    7,130
                                                            -------   -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .   (1,658)     (805)
                                                            -------   -------
       Net cash used in investing activities                 (1,658)     (805)
                                                            -------   -------
Cash flows from financing activities:
  Net repayment of bank loans  . . . . . . . . . . . . . .        -    (1,578)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (283)     (228)
  Excess tax benefits from share-based
    payment arrangements . . . . . . . . . . . . . . . . .       92         -
  Proceeds from the exercise of options of common stock  .      118       533
                                                            -------   -------
       Net cash used in financing activities                    (73)   (1,273)
                                                            -------   -------

Net (decrease) increase in cash and cash equivalents . . .   (7,641)    5,052
  Cash and cash equivalents at beginning of period . . . .   12,717       130
                                                            -------   -------
  Cash and cash equivalents at end of period . . . . . . .  $ 5,076   $ 5,182
                                                            =======   =======






   The accompanying notes are an integral part of these financial statements.
                                     -6-

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2005. The Company operates within one reportable segment.


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


Contract Inventories

The components of contract inventories as of June 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                            2006      2005
                                                            ----      ----
Work in process  . . . . . . . . . . . . . . . . . . . .  $ 8,652   $ 9,965
Less:  Progress payments and customer
       advances received . . . . . . . . . . . . . . . .        -    (5,692)
                                                          -------   -------
   Total contract inventories                             $ 8,652   $ 4,273
                                                          =======   =======

Contract inventories consist of materials purchased, advances to suppliers, and other expenditures for use in a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS") to military vehicles for the U.S. Army.

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Work in process inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process inventories at June 30, 2006 and December 31, 2005 included applicable indirect cost burdens, including general and administrative costs totaling approximately $1.2 million and $1.3 million, respectively. Indirect cost burdens, including general and administrative costs charged to cost of sales from inventories for the periods ended June 30, 2006 and December 31, 2005 totaled $1.9 million and $3.4 million, respectively.


Debt

VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loan amounts or letters of credit. The amount of credit available to the Company is $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. The expiration date of the loan agreement is May 31, 2008.

The loan agreement contains terms whereby the Company may borrow against the revolving loan and at any time and from time to time can prepay such borrowings in whole or in part without premium or penalty. There are collateral require-ments by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of June 30, 2006 the Company has not been notified by the bank, nor is the Company aware of any default under the loan agreement.

The Company pays a fixed annual commitment fee of $20 thousand, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of June 30, 2006 and December 31, 2005, there were no revolving loan amounts outstanding. There was one letter of credit for approximately $192 thousand in effect as of December 31, 2005 that expired in May 2006. There were no letters of credit in effect as of June 30, 2006. Interest expense incurred on the loan for the six months ended June 30, 2006 and 2005 was approximately $0 and $2 thousand, respectively.


Stock-based Compensation

2006 Restricted Stock Plan

On May 2, 2006, the Company's stockholders approved the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan"). Under the 2006 Plan, not more than a total of 125,000 shares of VSE common stock ("VSE Stock") may be issued. The shares issued under the 2006 Plan may, at the Company's option, be either shares held in treasury or shares originally issued. On June 27, 2006, the Company granted 1,800 shares of restricted VSE Stock under the 2006 Plan. The fair market value on the grant date was $31.50 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date.

Stock Option Plans

On December 30, 2005, the board of directors of VSE Corporation (the "Board") discontinued, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE Stock under

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan, as of December 30, 2005, were not affected by this Board action. In addition, the options to purchase VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") were not affected by this Board action.

The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123(R) to share-based payments to employees, including stock option awards.

2004 Stock Option Plan

As of June 30, 2006 options issued under the 2004 Plan for 66,750 shares of VSE Stock remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of VSE Stock on the date of grant. Each option vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

1998 Stock Option Plan

As of June 30, 2006, options issued under the 1998 Plan for 121,125 shares of VSE Stock remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

Accounting for Stock-based Compensation

Prior to January 1, 2006, the Company had followed the provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company accounted for stock-based compensation under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement
No. 123(R), "Share-Based Payment", using the modified-prospective-transition method. Under that transition method, compensation cost recognized as of June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net income for the period ended June 30, 2006, was approximately $78 thousand lower or approximately $.03 per share basic and diluted than if it had continued to account for share-based compensation under Opinion 25. The total compensation cost not yet recognized in the Company's income before income taxes as of June 30, 2006 is approximately $307 thousand, to be recognized over approximately 1.50 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $92 thousand in excess tax benefits classified as cash provided by financing activities for the six

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


months ended June 30, 2006 would have been classified as cash provided by operating activities if the company had not adopted SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company's stock option plans for the periods ending June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

                                        Three Months      Six Months
                                       Ended June 30,    Ended June 30,
                                            2005              2005
                                            ----              ----
Net income, as reported                    $1,765            $3,069
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                         -	          -

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects    	      (50)             (112)
                                           ------            ------
Pro forma net income	      		   $1,715            $2,957
                                           ======            ======
Earnings per share:

 Basic - as reported                       $ 0.76            $ 1.34
 Diluted - as reported                     $ 0.74            $ 1.30

 Basic - pro forma                         $ 0.74            $ 1.29
 Diluted - pro forma                       $ 0.72            $ 1.25

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Set forth below is a summary of the Company's stock option activity for the six months ended June 30, 2006 and 2005:
                                                 Weighted            Weighted
                                                 Average             Average
                                                 Exercise            Exercise
                                         2006     Price      2005     Price
                                         ----     -----      ----     -----
Number of shares under
 stock options:
 Outstanding at beginning of period    197,563   $15.83    211,625   $ 9.51
 Granted  . . . . . . . .                    -        -     70,000    25.17
 Exercised  . . . . . . .               (9,688)   12.02    (69,812)    7.65
 Forfeited . . . . . .                       -        -     (4,750)   11.90
                                       -------   ------    -------   ------
 Outstanding at end of period          187,875   $16.02    207,063   $15.38
                                       =======   ======    =======   ======
 Exercisable at end of period          136,750   $14.06    107,626   $13.91
                                       =======   ======    =======   ======

                                         2006                2005
                                         ----                ----
Weighted average remaining
  contractual life                     2 Years             3 Years

Weighted average fair
 value of options granted                    -             $4.70


The aggregate intrinsic values of outstanding, exercisable and exercised shares as of June 30, 2006 and 2005 are as follows (in thousands):


                                         2006                2005
                                         ----                ----
  Outstanding shares                    $2,582              $3,502
  Exercisable shares                    $2,148              $2,184
  Exercised shares                      $   94              $   68

The total fair value of shares vested during the second quarter of 2006 and 2005 was $0 and approximately $163 thousand, respectively.

Set forth below is a summary of the Company's nonvested stock option activity for the six months ended June 30, 2006 and 2005:

                                                 Weighted           Weighted
                                                 Average            Average
                                                Grant Date         Grant Date
                                         2006   Fair Value   2005  Fair Value
                                         ----   ----------   ----  ----------
 Nonvested stock at beginning
   of period                            51,125   $ 8.41     49,687   $ 3.66
 Granted                                     -        -     70,000    10.37
 Vested                                      -        -    (17,500)   10.37
 Forfeited                                   -        -     (2,750)    3.13
                                        ------   ------    -------   ------
Nonvested stock at end
   of period                            51,125   $ 8.41     99,437   $ 7.22
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

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                    2006        2005       2006        2005
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   2,366,712   2,310,864  2,364,001   2,295,182

   Diluted effect of options        53,512      66,390     62,733      70,486
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   2,420,224   2,377,254  2,426,734   2,365,668
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

Navy - The majority of VSE's work is performed for the U.S. Navy. BAV is a major provider of logistics, training, and technical assistance in support of the Navy's Foreign Military Sales ("FMS") ship transfer program. FMD supports the Navy by providing a variety of services, including ship systems installation efforts, combat systems inspections, ship repair and overhaul availability planning, weapons management, ordnance alterations, and air combat logistics.

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

Other - Energetics provides the Department of Energy and other government and industry customers with expert consulting services that typically include program planning and analysis, R&D management services, technology assessment and performance metrics, communications and outreach, and conference planning. VCG provides services to the U.S. Coast Guard that are similar to the work performed by BAV for the U.S. Navy and its FMS customers. The Company provides support and other services to the U.S. Air Force, U.S. Postal Service and U.S. Department of Treasury.


BAV Ship Transfer Program

VSE's BAV Division provides the U.S. Navy with program management, engineering, technical and logistical support services associated with the sale, lease, and transfer of Navy ships to foreign governments. This program has been the Company's single largest revenue producer. Revenues generated by this program have typically accounted for a significant percentage of VSE's consolidated revenues. Revenues from this program accounted for approximately 37% and 43% of consolidated revenues during the six month periods ended June 30, 2006 and 2005, respectively. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan under this program has been a major contributor to the Company's revenues in 2005 and 2004, and has continued contributing to the Company's revenues in 2006.

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

Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The Company recognized BAV award fee income in the three month periods ended June 30 and March 31, 2006. In 2005, the Company recognized BAV award fee income in each of the three month periods ended March 31, June 30, and December 31 and did not recognize any BAV award fee income in the three month period ended September 30.

TBPS Program

VSE's SED Division performs work on a program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a Fuel Tank Self-Sealing System and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, VSE has received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts is approximately $75 million, and the remaining available contract ceiling on the TBPS Program contracts is approximately $32 million as of June 30, 2006. Contract value on the TBPS contracts is fully funded at the time of award or modification. Currently, contractual coverage for work on the TBPS program runs through May 2007 and the Company expects to complete work in 2007.

The TBPS Program contributed significantly to VSE revenues in 2005 and has provided significant revenues in 2006. The work performed on this program also significantly increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work has higher risk and profit margins than work on other contract types. Accordingly, the TBPS program has presented, and is expected to continue to present, VSE's business with both increased profit margins and risk of loss.

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

The task order for this program is time and materials, with substantially all of the services provided by CED's subcontractor. CED will provide certain program management services. The contract task order has a base year valued at approximately $139 million and an additional one-year option period valued at approximately $212 million. This program is expected to contribute significantly to VSE's revenues in 2006 and 2007, however, VSE's profit margins on subcontract work are generally lower than on work performed by Company personnel.

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

Other government procurement practices that can affect the Company's revenues are: 1) the length of contracts issued, which may vary depending on changes in contracting regulations and other factors; 2) the use of past performance criteria that may preclude entrance into new government markets; and
3) government social programs that limit contract work to small, woman, or minority owned businesses. Additional risk factors that could potentially affect the Company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

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

The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could increase the political risks for revenues from the BAV Ship Transfer, TBPS, and CED Army Equipment Support Programs.

            Concentration of Revenues From Continuing Operations
                               (in thousands)
                      For the six months ended June 30,
                      ---------------------------------
                                    2006               2005
    Source of Revenue             Revenues     %      Revenues      %
    -----------------             --------     -      --------      -
    BAV Egypt . . . . . . . .     $ 24,792    16%     $ 25,955     19%
    BAV Taiwan  . . . . . . .       29,969    19%       31,642     23%
    BAV Other . . . . . . . .        4,248     2%        1,721      1%
                                  --------   ----     --------    ----
      Total BAV                     59,009    37%       59,318     43%

    TBPS Program  . . . . . .       14,200     9%       16,819     12%

    CED Army Equipment Support      28,366    18%            -      -

    VSE Other . . . . . . . .       56,569    36%       62,464     45%
                                  --------   ----     --------    ----
      Total Revenues              $158,144   100%     $138,601    100%
                                  ========   ====     ========    ====

International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. The equipment refurbishment services offered by ELD are subject fluctuation resulting from changes in U.S. military actions internationally. Adverse results arising from these global economic and political risks could impact the Company's results of operations.


Management Outlook

The growth trend established by VSE's record high revenues and profits in 2004 and 2005 is expected to continue in 2006. The major contributors to 2006 results are expected to be: 1) a continuation of the Taiwan Ship Transfer work performed by BAV; 2) performance on the TBPS Program; 3) new work performed on the CED Army Equipment Support Program; 4) growth in ELD's Equipment Refurbishment Services provided to the U. S. Army Reserve; 5) additional work provided by Other Significant Contracts; and 6) Potential New Contract Opportunities.

Taiwan Ship Transfer. The Taiwan ship transfer effort is expected to continue through late 2006, allowing BAV to maintain revenue levels in 2006 similar to 2005. Funded backlog on the BAV Ship Transfer Program was approximately $93 million as of June 30, 2006.

TBPS Program. SED began delivery of completed vehicle protection systems on this program in 2005, and work on the program increased during the first three quarters of 2005. Changes in production schedules can result from operating in an uncertain and volatile environment in Iraq, changing Army needs, technical specification issues, and facility location changes. Such changes caused work on this program to level off during the fourth quarter of 2005 and the first quarter of 2006. Production levels increased again beginning in the second quarter of 2006 and the program is expected to generate increased levels of revenue in 2006. Funded backlog on the TBPS program was approximately $32 million as of June 30, 2006.

CED Army Equipment Support Program. This program is new work and is expected to increase Company revenues in 2006. During the first quarter of 2006, work on this program was transitioned from a predecessor contract to CED's contract task order, and CED's revenue from this program increased in the second quarter. Additional increases in revenue from this program are projected for the next six months, and most of the $139 million base year task order is expected to be completed in 2006. The contract task order for this program is incrementally funded, with funded backlog of approximately $66 million as of June 30, 2006.

Equipment Refurbishment Services. VSE has provided the U.S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, VSE formed ELD to continue the performance of these services. ELD revenues from these services have increased during the first six months of 2006 and ELD is expecting further increases in 2006 and future years.

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

VSE's CED Division has a multiyear Rapid Response support contract awarded by the U.S. Army Communications-Electronics Command (CECOM) in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be realized, this contract has generated revenues for VSE of approximately $37 million and $27 million during 2005 and 2004, respectively. The CED Army Equipment Support Program is expected to add significantly to this contract's and the Company's revenues in 2006. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to order services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. As of June 30, 2006, FMD has generated only minor amounts of revenue from this contract. In May 2006, FMD was awarded a $20.5 million, three-year order on this contract to support the Navy's Joint Program Office for Cartridge Actuated Devices and Propellant Actuated Devices. Work on this order began in June 2006 and is expected to contribute to 2006 and future years revenue growth.

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

Potential New Contract Opportunities. VSE has several significant proposals that have been submitted to the government for evaluation and award and proposals that are being prepared for submission to the government that would, if awarded to VSE, represent opportunities for additional growth. VSE is confident that it can win one or more of these opportunities.

Funded Backlog

Revenue increases in government contracting businesses are typically preceded by increases in contract funding ("Bookings") and a build-up of funded contract backlog. VSE's Bookings and funded backlog are continuing at levels that give the Company a firm basis for continued revenue growth in 2006.

                                                         (in millions)
                                                          -----------
      Bookings for the six months ended June 30, 2006         $147
      Funded backlog as of June 30, 2006                      $264
      Revenues for the six months ended June 30, 2006         $158

Longer Term

The growth in VSE revenue and profits during 2004 and 2005, and the expected continuation of this growth in 2006, will present the Company with both challenges and opportunities for future years.

The biggest challenge that VSE faces in future years is the ability to sustain its recent level of growth. Certain work efforts that have supported VSE's growth in 2004, 2005 and in the six month period ended June 30, 2006, are due to expire in the future. VSE has received significant contributions to its revenue growth in 2004 from the Taiwan Ship Transfer work and in 2005 from both the Taiwan Ship Transfer work and the TBPS Program work. These two programs and the CED Army Equipment Support Program are expected to be the largest contributors to VSE revenue in 2006. The expiration of these programs at various dates in 2006 and 2007 will reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

The Company believes it is well prepared to meet the challenge of replacing the expiring work. Opportunities associated with VSE's recent growth include a more competitive price structure with which to bid on future work, a wider range of employee skill sets, and a broader name recognition and past performance record for use in expanding the Company's customer base. In addition to proposals that the Company currently has under evaluation and in preparation, VSE is currently tracking multiple bidding opportunities for new contract work. Additionally, the larger revenue level and capital base improves the Company's ability to pursue larger programs and potential acquisition opportunities.


Recent Accounting Pronouncements

Share-Based Payment

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

The impact of adopting SFAS 123(R) is expected to decrease income before income taxes by approximately $252 thousand in 2006. The amount of stock-based compensation expense for the six months ended June 30, 2006 was $126 thousand. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the old method. The amount of financing cash flows from benefits of tax deductions in excess of recognized compensation cost for the six months ended June 30, 2006 was $92 thousand. The amount of operating cash flows from benefits of tax deductions in excess of recognized compensation cost for the six months ended June 30, 2005 was $662 thousand.

On December 30, 2005, VSE's board of directors (the "Board") directed VSE to discontinue awarding options, both discretionary and nondiscretionary, to purchase VSE Stock under VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan as of December 30, 2005, and the options to purchase VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") are not affected by this Board action. The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.

Accounting for Uncertainty in Income Taxes

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, "Accounting for Income Taxes." The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.


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

Certain direct and incremental contract costs have been deferred and reported as a current asset prior to the recognition of revenue. These costs are realizable over the life of the contract. The amount of costs classified as a current asset as of June 30, 2006 is approximately $803 thousand.

Revenues by contract type for the six months ended June 30, 2006 and 2005 were as follows (in thousands):


                                   2006             2005
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type . . . . .    $ 81,058    51   $ 85,420    62
          Time and materials.      57,182    36     29,644    21
          Fixed-price . . . .      19,904    13     23,537    17
                                 --------   ---   --------   ---
                                 $158,144   100   $138,601   100
                                 ========   ===   ========   ===

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. As of June 30, 2006, VSE has recognized approximately $109 thousand in risk funding. VSE believes that it will receive funding for all or substantially all of this risk funding revenue.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of June 30, 2006, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a adverse impact on the Company's results of operations or financial condition.

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


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income from continuing operations, and the changes in these items for the six month periods ended June 30, 2006 and 2005
(in thousands):
                                                                    2006
                                                                  Increase
                                                                  Compared
                                                                     to
                                                                    2005
                          Three Months         Six Months     ----------------
                         Ended June 30,      Ended June 30,   Three     Six
                         2006     2005       2006      2005   Months    Months
                         ----     ----       ----      ----   ------    ------
Revenues . . . . . .   $94,844  $72,682   $158,144  $138,601  $22,162   $19,543
                       =======  =======   ========  ========  =======   =======
Income before income
  taxes  . . . . . .   $ 3,278  $ 2,877   $  5,680  $  5,004  $   401   $   676
Provision for income
  taxes  . . . . . .     1,251    1,112      2,168     1,935      139       233
                       -------  -------   --------  --------  -------   -------
Income from continuing
  operations . . . .   $ 2,027  $ 1,765   $  3,512  $  3,069  $   262   $   443
                       =======  =======   ========  ========  =======   =======

Revenues increased by approximately 30% and 14% for the three and six month periods ended June 30, 2006, as compared to the same periods of 2005. A substantial portion of the increases in revenues was attributable to revenues associated with the CED Army Equipment Support Program work, which started in January 2006. Increased revenues from ELD equipment refurbishment services and Energetics services also contributed to the Company's increases in revenues. The increases in revenues were partially offset by decreased revenues associated with a decrease in work performed under the TBPS Program, a decrease in the level of work on FMD's Navy contracts, and a decrease in the level of work on VCG's contract with the U.S. Coast Guard.

Income before income taxes increased by approximately 14% for both the three month and six month periods ended June 30, 2006, as compared to the same periods of 2005. The increases were primarily due to increases in profits on the BAV Ship Transfer Program, on the FMD contract work, and from Energetics. Also, the ability to spread corporate fixed costs over the larger revenue base contributed to an increase in profits.


Financial Condition

VSE's financial condition did not change materially during the six months ended June 30, 2006. The Company's largest assets are its accounts receivable and the largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $10.8 million, and accounts payable increased approximately $7.9 million during the first six months of 2006. These increases and changes to other asset and liability accounts were due primarily to the increase in the level of business activity, contract delivery schedules, and the timing of associated billings to customers and subcontractor payments required to perform this work.

The change in total stockholders' equity in this period resulted from earnings and dividend activity and from the exercise of stock options. In June 2006, VSE's Board of Directors authorized the Company to repurchase up to 50,000 shares of VSE Stock from time to time on the open market, subject to corporate objectives. As of June 30, 2006, the Company had not purchased any of these shares.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $7.6 million during the six months ended June 30, 2006. The decrease in cash and cash equivalents during this period resulted from cash used in operating activities of approximately $5.9 million, cash used in investing activities of approximately $1.7 million, and cash used in financing activities of approximately $73 thousand. Investing activities consisted of expansion and improvement of facilities of approximately $191 thousand and purchases of property and equipment, net of dispositions, of approximately $1.5 million. Financing activities consisted of dividend payments and proceeds received from the issuance of VSE Stock under stock incentive plans.

Cash and cash equivalents increased by approximately $5.1 million during the six months ended June 30, 2005. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $7.1 million, cash used in financing activities of approximately $1.3 million, and cash used in investing activities of approximately $800 thousand. Financing activities consisted of repayment of amounts previously borrowed on the Company's bank loan of approximately $1.6 million, dividend payments, and proceeds received from the issuance of VSE Stock upon the exercise of stock options. Investing activities consisted of expansion and improvement of facilities of approximately $179 thousand and purchases of property and equipment, net of dispositions, of approximately $626 thousand.

The difference between cash used in operating activities of approximately $5.9 million in 2006 as compared to cash provided by operating activities of approximately $7.1 million in 2005 is primarily due to an increase in the level of contract inventories on the TBPS program and to a decrease in the level of accrued expenses in 2006 as compared to 2005.

Quarterly cash dividends were paid at the rate of $.12 per share during the six months ended June 30, 2006. Cash dividends of $.07 per share were declared in June 2006 to be paid in August 2006. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

Liquidity

The Company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable, inventories, and accounts payable from period to period, and from profitability. Significant increases or decreases in revenue and accounts receivable, inventories, and accounts payable can cause significant increases or decreases in internal liquidity.

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

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the Company's internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of June 30, 2006. The Company has determined that the current $15 million commitment amount is adequate to cover known current and future liquidity requirements.

Performance of work under the Company's larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, management believes that cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.


Contractual Obligations

In January 2006, the Company signed a five-year facility lease for shop, office and warehouse space in Long Beach, Mississippi to begin in April 2006 for an aggregate amount of $668 thousand. In April 2006, the Company signed an addendum to this lease to increase the amount of space leased and to defer the start date to May 2006. The revised aggregate amount of the lease is $1.116 million.

In May 2006, the Company signed a three-year facility lease for shop and office space in Ladysmith, Virginia to begin in June 2006 for an aggregate amount of $360 thousand. The Company simultaneously entered into a Real Estate Purchase Agreement for this property that gives the Company a 180 day option to buy the leased property for an amount of approximately $1.5 million.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a summary of the Company's other contractual obligations.

Asset Purchase Agreement

In July 2006, VSE pursuant to an agreement with Giordano Automation Corp. ("Giordano") purchased certain assets of Giordano, including proprietary software, intellectual property rights, training materials, certain fixed assets, licenses, and warranties. The purchase price was $575 thousand. The acquisition of these assets will allow the Company to pursue certain business opportunities.


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

Foreign Currency

While a significant amount of the Company's business results from the services provided by BAV related to the transfer of ships to foreign governments, the BAV contract payments are made by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support work performed or services purchased in foreign countries are made in U.S. dollars, and the disbursements that are made in foreign currencies are reimbursable to BAV in post conversion dollars. Foreign currency transactions of other VSE divisions or subsidiaries are minimal. Accordingly, the Company does not believe that it is exposed to any material foreign currency risk.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


Item 4.    Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of the Company's stockholders was held on May 2, 2006, for the following purposes:

1. To elect seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

2. To approve an amendment to VSE's Restated Certificate of Incorporation to increase the authorized number of shares of VSE Common Stock, par value $.05 per share, from 5,000,000 shares to 15,000,000 shares;

3. To To approve the adoption of the VSE Corporation 2006 Restricted Stock Plan; and

4. To ratify the appointment of Ernst & Young LLP as VSE's independent certified public accountants for the fiscal year ending December 31, 2006.

All of the Company's seven nominees were elected as directors, the amendment to VSE's Restated Certificate of Incorporation was approved, the adoption of the VSE Corporation 2006 Restricted Stock Plan was approved, and the appointment of Ernst & Young LLP as VSE's independent certified public accountants for the year ending December 31, 2006, was ratified. Voting results were as follows:

                                                  Shares Voted
                                --------------------------------------------
                                                       Withhold/    Broker
                                   For        Against	Abstain	   Non-Votes
	                        --------------------------------------------
1.  Nominee
    Donald M. Ervine            2,142,536        --      10,099     113,436
    Clifford M. Kendall         2,142,591        --      10,044     113,436
    Calvin S. Koonce            2,142,745        --       9,890     113,436
    James F. Lafond             2,142,081        --      10,554     113,436
    David M. Osnos              2,108,507        --      44,128     113,436
    Jimmy D. Ross               2,142,745        --       9,890     113,436
    Bonnie K. Wachtel           2,142,595        --      10,040     113,436

2.  Amendment to Restated
      Certificate of
      Incorporation             1,865,288     281,030     6,515     113,239

3.  VSE Corporation 2006
      Restricted Stock Plan     1,494,782      68,797    12,795     689,698

4.  Ernst & Young LLP
      appointment               2,136,720       9,628     6,287     113,436


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

 Exhibit No.
 -----------
     3.1 Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation

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

                               VSE CORPORATION



Date:  August 1, 2006                 /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer