Form 10-Q
period 2006-09-30
VSE CORP
filed 2006-10-31
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 2006        Commission File Number:  0-3676



                                VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



              DELAWARE                                    54-0649263
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

       2550 Huntington Avenue
       Alexandria, Virginia                      22303-1499   www.vsecorp.com
 (Address of Principal Executive Offices)        (Zip Code)      (Webpage)

      Registrant's Telephone Number, Including Area Code:  (703) 960-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                     -------------------
    Common Stock, par value $.05 per share          NASDAQ Stock Market LLC

       Securities registered pursuant to Section 12(g) of the Act:  None


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

Number of shares of Common Stock outstanding as of October 31, 2006:  2,371,099.

VSE Corporation and Subsidiaries


Forward Looking Statements
-------------------------------------------------------------------------------
This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (the "SEC"), together with the Annual Report on Form 10-K/A filed with the SEC on March 31, 2006 (collectively, "Form 10-K").

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

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                                   September 30, December 31,
                                                       2006          2005
                                                       ----          ----
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .   $ 6,034       $12,717
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .    59,124        43,926
  Contract inventories . . . . . . . . . . . . . .     6,121         4,273
  Deferred tax assets  . . . . . . . . . . . . . .     1,029         1,033
  Other current assets . . . . . . . . . . . . . .     3,167         2,205
                                                     -------       -------
    Total current assets . . . . . . . . . . . . .    75,475        64,154

Property and equipment, net  . . . . . . . . . . .     5,937         4,583
Deferred tax assets  . . . . . . . . . . . . . . .     1,014           682
Goodwill . . . . . . . . . . . . . . . . . . . . .     1,054         1,054
Other assets . . . . . . . . . . . . . . . . . . .     4,474         3,393
                                                     -------       -------
    Total assets . . . . . . . . . . . . . . . . .   $87,954       $73,866
                                                     =======       =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .   $38,950       $29,752
  Accrued expenses   . . . . . . . . . . . . . . .    11,117        12,178
  Dividends payable  . . . . . . . . . . . . . . .       166           141
                                                     -------       -------
    Total current liabilities  . . . . . . . . . .    50,233        42,071

Deferred compensation  . . . . . . . . . . . . . .     2,088         1,589
Other liabilities  . . . . . . . . . . . . . . . .       100            55
                                                     -------       -------
    Total liabilities  . . . . . . . . . . . . . .    52,421        43,715
                                                     -------       -------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    Authorized 15,000,000 shares; issued and
    outstanding 2,371,099 in 2006 and 2,359,611
    shares in 2005 . . . . . . . . . . . . . . . .       119           118
  Paid-in capital  . . . . . . . . . . . . . . . .     6,801         6,348
  Deferred stock-based compensation  . . . . . . .         -            (1)
  Retained earnings  . . . . . . . . . . . . . . .    28,613        23,686
                                                     -------       -------
    Total stockholders' equity . . . . . . . . . .    35,533        30,151
                                                     -------       -------
    Total liabilities and stockholders' equity . .   $87,954       $73,866
                                                     =======       =======












     The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                    For the three months       For the nine months
                                     ended September 30,       ended September 30,
                                      2006        2005          2006        2005
                                      ----        ----          ----        ----
Revenues  . . . . . . . . . .      $ 103,630   $  76,600     $ 261,774   $ 215,201

Costs and expenses of
  contracts . . . . . . . . .        100,457      73,883       252,723     207,354
                                   ---------   ---------     ---------   ---------
Gross profit. . . . . . . . .          3,173       2,717         9,051       7,847

Selling, general and
  administrative expenses . .            199         173           617         340

Interest income, net. . . . .            (56)        (43)         (276)        (84)
                                   ---------   ---------     ---------   ---------
Income before income taxes. .          3,030       2,587         8,710       7,591

Provision for income taxes. .          1,141       1,000         3,309       2,935
                                   ---------   ---------     ---------   ---------

Net income. . . . . . . . . .      $   1,889   $   1,587     $   5,401   $   4,656
                                   =========   =========     =========   =========
Basic earnings per share:

Net income  . . . . . . . . .      $    0.80   $    0.68     $    2.28   $    2.01
                                   =========   =========     =========   =========
Basic weighted average shares
  outstanding                      2,371,099   2,348,228     2,366,393   2,313,058
                                   =========   =========     =========   =========
Diluted earnings per share:

Net income. . . . . . . . . .      $    0.78   $    0.66     $    2.23   $    1.95
                                   =========   =========     =========   =========
Diluted weighted average
  shares outstanding               2,421,100   2,417,056     2,424,835   2,382,986
                                   =========   =========     =========   =========

Dividends declared per share       $    0.07   $    0.00     $    0.20   $    0.11
                                   =========   =========     =========   =========




















The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Unaudited)
--------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                         Deferred                 Total
                               Common Stock   Paid-In  Stock-Based   Retained  Stockholders'
                              Shares  Amount  Capital  Compensation  Earnings     Equity
                              ------  ------  -------  ------------  --------     ------

Balance at
  December 31, 2005 . . . . .  2,360  $ 118   $ 6,348     $  (1)     $ 23,686    $ 30,151

Net income for the period . .      -      -         -         -         5,401       5,401
Stock-based compensation  . .      2      -       245         -             -         245
Exercised stock options . . .      9      1       116         -             -         117
Excess tax benefits from
  share-based payment
  arrangements. . . . . . . .      -      -        92         -             -          92
Deferred stock-based
  compensation  . . . . . . .      -      -         -         1             -           1
Dividends declared ($.20) . .      -      -         -         -          (474)       (474)
                               -----  -----   -------     -----      --------    --------
Balance at
  September 30, 2006  . . . .  2,371  $ 119   $ 6,801     $   -      $ 28,613    $ 35,533
                               =====  =====   =======     =====      ========    ========






































   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(in thousands)
                                                           For the nine months
                                                           ended September 30,
                                                              2006     2005
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 5,401  $ 4,656
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .    1,310    1,010
     Loss on sale of property and equipment  . . . . . . .        9        2
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (328)    (381)
     Stock-based compensation  . . . . . . . . . . . . . .      245        -
     Tax benefit of options exercised  . . . . . . . . . .        -      684
 Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable, net. . . . . . . . . . . . . . .  (15,198)  (6,079)
     Contract inventories  . . . . . . . . . . . . . . . .   (1,848)   4,973
     Other current assets and noncurrent assets  . . . . .   (2,118)  (1,298)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .    9,697    5,250
     Accrued expenses  . . . . . . . . . . . . . . . . . .   (1,061)   3,450
     Other liabilities . . . . . . . . . . . . . . . . . .       45       28
                                                            -------  -------
       Net cash (used in) provided by operating activities   (3,846)  12,295
                                                            -------  -------
Cash flows from investing activities:
  Purchase of property and equipment . . . . . . . . . . .   (2,598)  (1,272)
                                                            -------  -------
       Net cash used in investing activities                 (2,598)  (1,272)
                                                            -------  -------
Cash flows from financing activities:
  Net repayment of bank loans  . . . . . . . . . . . . . .        -   (1,578)
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (449)    (369)
  Excess tax benefits from share-based
    payment arrangements . . . . . . . . . . . . . . . . .       92        -
  Proceeds from the exercise of options of common stock  .      118      552
                                                            -------  -------
       Net cash used in financing activities                   (239)  (1,395)
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents . . .   (6,683)   9,628
  Cash and cash equivalents at beginning of period . . . .   12,717      130
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 6,034  $ 9,758
                                                            =======  =======







   The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2005, as amended. The Company operates within one reportable segment.


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


Contract Inventories

The components of contract inventories as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                            2006      2005
                                                            ----      ----
Work in process  . . . . . . . . . . . . . . . . . . . .  $ 6,121   $ 9,965
Less:  Progress payments and customer
       advances received . . . . . . . . . . . . . . . .        -    (5,692)
                                                          -------   -------
   Total contract inventories                             $ 6,121   $ 4,273
                                                          =======   =======

Contract inventories consist of materials purchased, and other expenditures for use in a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS") to military vehicles for the U.S. Army.

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

Work in process inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process inventories at September 30, 2006 and December 31, 2005 included applicable indirect cost

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


burdens, including general and administrative costs totaling approximately
$809 thousand and $1.3 million, respectively. Indirect cost burdens, including general and administrative costs charged to cost of sales from inventories for the periods ended September 30, 2006 and December 31, 2005 totaled $2.9 million and $3.4 million, respectively.


Debt

VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loans or letters of credit. The maximum amount of credit available to the Company is $15 million, subject to certain conditions, including a borrowing formula based on billed receivables. The expiration date of the loan agreement is May 31, 2008.

The loan agreement contains terms whereby the Company may borrow against the revolving loan and at any time and from time to time can prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of September 30, 2006 the Company has not been notified by the bank, nor is the Company aware of any default under the loan agreement.

The Company pays a fixed annual commitment fee of $20 thousand, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of September 30, 2006 and December 31, 2005, there were no revolving loan amounts outstanding. There were no letters of credit in effect as of September 30, 2006. Interest expense incurred on the loan for the nine months ended September 30, 2006 and 2005 was approximately $0 and $1 thousand, respectively.


Stock-based Compensation


2006 Restricted Stock Plan

On May 2, 2006, the Company's stockholders approved the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan"). Under the 2006 Plan, not more than a total of 125,000 shares of VSE common stock ("VSE Stock") may be issued. The shares issued under the 2006 Plan may, at the Company's option, be either shares held in treasury or shares originally issued. On June 27, 2006, the Company granted 1,800 shares of restricted VSE Stock to the Company's outside Directors under the 2006 Plan. The fair market value on the grant date was $31.50 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date.

Stock Option Plans

On December 30, 2005, VSE's board of directors (the "Board") discontinued, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE Stock under VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan, as of December 30, 2005, were not affected by this Board action. In addition, the options to purchase VSE Stock under VSE's 1998 Stock Option Plan
(the "1998 Plan") were not affected by this Board action.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)") to share-based payments to employees, including stock option awards.

2004 Stock Option Plan

As of September 30, 2006 options issued under the 2004 Plan for 66,750 shares of VSE Stock remained outstanding. Each option granted under the 2004 Plan was issued at the fair market value of VSE Stock on the date of grant. Each option vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

1998 Stock Option Plan

As of September 30, 2006, options issued under the 1998 Plan for 121,125 shares of VSE Stock remained outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

Accounting for Stock-based Compensation

Prior to January 1, 2006, the Company had followed the provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company accounted for stock-based compensation under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized as of September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net income for the period ended September 30, 2006, was approximately $117 thousand lower or approximately $.05 per share basic and diluted than if it had continued to account for share-based compensation under Opinion 25. The total compensation cost not yet recognized in the Company's income before income taxes as of September 30, 2006 is approximately $244 thousand, to be recognized over approximately 1.25 years.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $92 thousand in excess tax benefits classified as cash provided by financing activities for the nine months ended September 30, 2006 would have been classified as cash provided by operating activities if the Company had not adopted SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company's stock option plans for the

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


periods ending September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options' vesting periods.

                                        Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                            2005                 2005
                                            ----                 ----
Net income, as reported                    $1,587               $4,656
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects                         -	             -

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects    	      (61)                (173)
                                           ------               ------
Pro forma net income	      		   $1,526               $4,483
                                           ======               ======
Earnings per share:

 Basic - as reported                       $ 0.68               $ 2.01
 Diluted - as reported                     $ 0.66               $ 1.95

 Basic - pro forma                         $ 0.65               $ 1.94
 Diluted - pro forma                       $ 0.63               $ 1.88

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


Set forth below is a summary of the Company's stock option activity for the nine months ended September 30, 2006 and 2005:
                                                 Weighted            Weighted
                                                 Average             Average
                                                 Exercise            Exercise
                                         2006     Price      2005     Price
                                         ----     -----      ----     -----
Number of shares under
 stock options:
 Outstanding at beginning of period    197,563   $15.83    211,625   $ 9.51
 Granted                                     -        -     70,000    25.17
 Exercised                              (9,688)   12.02    (72,812)    7.60
 Forfeited                                   -        -     (4,750)   11.90
                                       -------   ------    -------   ------

 Outstanding at end of period          187,875   $16.02    204,063   $15.51
                                       =======   ======    =======   ======

 Exercisable at end of period          136,750   $14.06    104,626   $13.95
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

The aggregate intrinsic values of outstanding, exercisable and exercised stock options as of September 30, 2006 and 2005 are as follows (in thousands):

                                         2006                2005
                                         ----                ----
  Outstanding stock options             $2,644              $3,977
  Exercisable stock options             $2,193              $2,390
  Exercised stock options               $   94              $   69

The total fair value of stock options vested for the nine months ended September 30, 2006 and 2005 was $0 and approximately $163 thousand, respectively.

Set forth below is a summary of the Company's nonvested stock option activity for the nine months ended September 30, 2006 and 2005:

                                                 Weighted           Weighted
                                                 Average            Average
                                                Grant Date         Grant Date
                                         2006   Fair Value   2005  Fair Value
                                         ----   ----------   ----  ----------
Nonvested stock options
   at beginning of period               51,125   $ 8.41     49,687   $ 3.66
 Granted                                     -        -     70,000    10.37
 Vested                                      -        -    (17,500)   10.37
 Forfeited                                   -        -     (2,750)    3.13
                                        ------   ------     ------   ------
Nonvested stock options
   at end of period                     51,125   $ 8.41     99,437   $ 7.22
                                        ======   ======     ======   ======

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

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                    2006        2005       2006        2005
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   2,371,099   2,348,228  2,366,393   2,313,058

   Diluted effect of options        50,001      68,828     58,442      69,928
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   2,421,100   2,417,056  2,424,835   2,382,986
                                 =========   =========  =========   =========

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Litigation

The Company is a party to, or has property subject to, litigation during the normal course of business. In the opinion of management, the resolution of any such litigation will not have a material adverse effect on the Company's results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

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

Navy - A large percentage of VSE's work is performed for the U.S. Navy. BAV is a major provider of engineering, management, logistics, training, and technical assistance in support of the Navy's Foreign Military Sales ("FMS") ship transfer program. FMD supports the Navy by providing a variety of services, including ship systems installation efforts, combat systems inspections, ship repair and overhaul availability planning, weapons management, ordnance alterations, and air combat logistics.

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

BAV Ship Transfer Program

VSE's BAV Division provides the U.S. Navy with program management, engineering, technical and logistical support services associated with the sale, lease, and transfer of Navy ships to foreign governments. This program has been the Company's single largest revenue producer in recent years. Revenues generated by this program have typically accounted for a significant percentage of VSE's consolidated revenues. Revenues from this program accounted for approximately 33% and 43% of consolidated revenues during the nine month periods ended September 30, 2006 and 2005, respectively. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan under this program was a major contributor to the Company's revenues in 2004 and 2005, and has continued contributing to the Company's revenues in 2006.

The original contract associated with this program was a ten-year cost-plus award fee contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on this program. The new contract is a five-year cost-plus award fee contract with a total ceiling value of approximately $544 million. The Navy began issuing orders on the new contract in the second quarter of 2005 and ceased issuing orders for new work on the original contract at that time. BAV work associated with the transfer of four ships to Taiwan under delivery orders issued on the original contract was substantially completed in September 2006.

Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The Company recognized BAV award fee income in the three month periods ended June 30 and March 31, 2006. Award fee income was not recognized during the three month period ended September 30, 2006. In 2005, the Company recognized BAV award fee income in each of the three month periods ended March 31, June 30, and December 31 and did not recognize any BAV award fee income in the three month period ended September 30.

TBPS Program

VSE's SED Division performs work on a program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a polyurethane based ballistic coating system and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, VSE has received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts is approximately $76 million, and the remaining available contract ceiling on the TBPS Program contracts is approximately $23 million as of September 30, 2006. Contract value on the TBPS contracts is fully funded at the time of award or modification. Currently, contractual coverage for work on the TBPS program runs through May 2007 and the Company expects to complete work in 2007.

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

Other government procurement practices that can affect the Company's revenues are: 1) the length of contracts issued, which may vary depending on changes in contracting regulations and other factors; 2) the use of past performance criteria that may preclude entrance into new government markets; and
3) government social programs that limit contract work to small, woman, veteran, or minority owned businesses. Additional risk factors that could potentially affect the Company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Global Economic Conditions and Political Factors

VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV Ship Transfer Program during 2004, 2005, and 2006 comprised a large percentage of total revenues.

The current international situation posed by potential terrorist activity and the continuing conflict in the Middle East could increase the political risks for revenues from the BAV Ship Transfer, TBPS, and CED Army Equipment Support Programs.


            Concentration of Revenues From Continuing Operations
                               (in thousands)
                  For the nine months ended September 30,
                  ---------------------------------------
                                     2006                2005
     Source of Revenue             Revenues     %      Revenues      %
     -----------------             --------     -      --------      -
     BAV Taiwan                    $ 39,100     15     $ 47,978      22
     BAV Egypt                       38,231     15       40,432      19
     BAV Other                        8,000      3        4,390       2
                                   --------    ---     --------     ---
       Total BAV                     85,331     33     $ 92,800      43

     TBPS Program                    22,887      9       25,938      12
     CED Army Equipment Support      66,252     25            -       -
     VSE Other                       87,304     33       96,463      45
                                   --------    ---     --------     ---
       Total Revenues              $261,774    100     $215,201     100
                                   ========    ===     ========     ===

International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. The equipment refurbishment services offered by ELD are subject to fluctuations resulting from changes in U.S. military actions internationally. Adverse results arising from these global economic and political risks could impact the Company's results of operations.


Management Outlook

The growth trend established by VSE's record high revenues and profits in 2004 and 2005 is expected to continue in 2006. The major contributors to 2006 results are: 1) the Taiwan Ship Transfer work performed by BAV; 2) performance on the TBPS Program; 3) new work performed on the CED Army Equipment Support Program;
4) growth in ELD's Equipment Refurbishment Services provided to the U. S. Army Reserve; and 5) additional work provided by Significant IDIQ Contracts. VSE revenues and profits will also benefit in the fourth quarter of 2006 and in future years from the award of a Treasury Seized Property Management Contract.

Taiwan Ship Transfer. The Taiwan ship transfer effort performed by BAV continued through the first nine months of 2006, enabling BAV to maintain revenue levels at or slightly below 2005 revenues. Although work on the Taiwan ship transfer was substantially completed in September 2006, funded backlog on the BAV Ship Transfer Program was approximately $74 million as of September 30, 2006.

TBPS Program. SED began delivery of completed vehicle protection systems on this program in 2005, and work on the program increased during the first three quarters of 2005. Changes in production schedules can result from operating in an uncertain and volatile environment in Iraq, changing Army needs, technical specification issues, weather and facility location changes. Such changes caused work on this program to level off during the fourth quarter of 2005 and the first quarter of 2006, resulting in slightly decreased revenues from this program during the first nine months of 2006 as compared to 2005. Production levels increased again beginning in the second quarter of 2006 and the program is expected to generate revenues in 2006 equal to or greater than revenues generated in 2005. Funded backlog on the TBPS program was approximately
$23 million as of September 30, 2006.

CED Army Equipment Support Program. This program represents new work beginning in 2006 and is expected to contribute substantially to Company revenues in 2006 and 2007. Revenues from this program during the first nine months of 2006 were approximately $66 million and a majority of the $139 million base year task order is expected to be realized in 2006. The contract task order for this program is incrementally funded, with funded backlog of approximately
$40 million as of September 30, 2006.

Equipment Refurbishment Services. VSE has provided the U. S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, VSE formed ELD to continue the performance of these services. ELD revenues from these services have increased during the first nine months of 2006 and ELD is expecting further increases in 2006 and future years.

Significant IDIQ Contracts. VSE has three multiyear, multiple award, indefinite delivery, indefinite quantity ("IDIQ") contracts that have large nominal ceiling amounts with no funding committed at the time of award. VSE is one of several awardees on each contract. While future VSE revenue from these contracts cannot be predicted with certainty, the award of these contracts provides the Company with the opportunity to compete for work that may contribute to future revenue growth, including new work in 2006. These three contracts are described below.

VSE's CED Division has a multiyear Rapid Response support contract awarded by the U.S. Army Communications-Electronics Command (CECOM) in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While it is not likely that the full ceiling amount will be realized, this contract has generated revenues for VSE of approximately $37 million and $27 million during 2005 and 2004, respectively. The CED Army Equipment Support Program has generated approximately $66 million in revenues during the nine months ended September 30, 2006, adding significantly to this contract's and the Company's revenues in 2006. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to order services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. Over the first two years, FMD has generated only minor amounts of revenue from this contract. In May 2006, FMD was awarded a $20.5 million, three-year order on this contract to support the Navy's Joint Program Office for Cartridge Actuated Devices and Propellant Actuated Devices. Work on this order began in June 2006 and is expected to contribute to 2006 and future years revenue growth.

FMD also has a contract, awarded in September 2004, with the U.S. Navy to provide engineering and technical services to support Naval Sea Systems Command maintenance, overhaul, repair, and alteration of systems aboard ships. This contract has a total nominal contract ceiling amount of $1.022 billion over a five-year period if all option periods are exercised. VSE is one of several awardees eligible to share in the potential total contract ceiling amount. Since the date of the contract award, FMD has been awarded delivery orders with ceilings valued at approximately $44 million on this contract, of which approximately $39 million has been funded. Although it is not likely that the full $1.022 billion ceiling amount will be realized, this contract presents potential future revenue opportunities.

Treasury Seized Property Management Contract Award. In August 2006, VSE was awarded a contract to support the U.S Department of the Treasury seized and forfeited general property program. This is a single award, cost-plus-incentive-fee contract that includes a base period of performance, four option periods, and award term provisions. The contract award was initially protested by the former incumbent contractor, but the protest was resolved in October 2006 and the contract is expected to contribute to VSE's revenues and profits beginning in the fourth quarter of 2006. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014 and provide potential revenue over the life of the contract of approximately $113 million, depending on service requirements.

Funded Backlog

Revenues in government contracting businesses are dependent upon contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. VSE received significant amounts of contract funding for the Taiwan Ship Transfer and the TBPS Program prior to 2006 that contributed to 2006 revenues. As the Taiwan Ship Transfer was completed and as tankers were completed on the TBPS Program, a significant amount of contract funding was used during the first nine months of 2006, resulting in an overall decline in funded contract backlog during this time. VSE has received a significant amount of contract funding for the CED Army Equipment Support Program in 2006, all of which is expected to generate revenue in 2006. During the remainder of 2006, VSE is expecting additional contract funding to be awarded to support the CED Army Equipment Support Program and the Treasury Seized Property Management Contract, most of which will result in revenues for 2007. A summary of VSE's Bookings, funded contract backlog, and revenues for the first nine months of 2006 is as follows.

                                                     (in millions)
                                                     -------------
Bookings for the nine months ended September 30, 2006     $213
Funded backlog as of September 30, 2006                   $226
Revenues for the nine months ended September 30, 2006     $262


Longer Term

The growth in VSE revenue and profits during 2004 and 2005, and the expected continuation of this growth in 2006, will present the Company with both challenges and opportunities for future years.

The biggest challenge VSE expects to face in future years is sustaining its recent level of growth. Certain work efforts that have supported VSE's growth in 2004, 2005 and in the nine month period ended September 30, 2006, are due to expire. VSE has received significant contributions to its revenue growth in 2004 from the Taiwan Ship Transfer work and in 2005 from both the Taiwan Ship Transfer work and the TBPS Program work. These two programs and the CED Army Equipment Support Program have also been among the largest contributors to VSE revenue in the first nine months of 2006. The expiration of these programs at various dates in 2006 and 2007 will reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

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

The impact of adopting SFAS 123(R) is expected to decrease income before income taxes by approximately $252 thousand in 2006. The amount of stock-based compensation expense for the nine months ended September 30, 2006 was $189 thousand. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the old method. The amount of financing cash flows from benefits of tax deductions in excess of recognized compensation cost for the nine months ended September 30, 2006 was $92 thousand. The amount of operating cash flows from benefits of tax deductions in excess of recognized compensation cost for the nine months ended September 30, 2005 was $684 thousand.

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

Certain direct and incremental contract costs have been deferred and reported as a current asset prior to the recognition of revenue. These costs are realizable beginning in August 2006 through January 2007. The amount of remaining costs classified as a current asset as of September 30, 2006 is approximately
$596 thousand.

Revenues by contract type for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

                                   2006             2005
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type . . . . .    $117,168    45   $134,247    62
          Time and materials.     112,016    43     45,998    22
          Fixed-price . . . .      32,590    12     34,956    16
                                 --------   ---   --------   ---
                                 $261,774   100   $215,201   100
                                 ========   ===   ========   ===

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. As of September 30, 2006, VSE has recognized approximately $836 thousand in risk funding. The Company received funding modifications for approximately $292 thousand of this amount in October 2006. VSE believes that it will receive funding for all or substantially all of this risk funding revenue.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of September 30, 2006, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have an adverse impact on the Company's results of operations or financial condition.

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


Results of Operations

The following table sets forth certain items, including consolidated revenues, pretax income and net income from continuing operations, and the changes in these items for the nine month periods ended September 30, 2006 and 2005 (in thousands):

                                                                     2006
                                                                   Increase
                                                                   Compared
                                                                      to
                          Three Months         Nine Months           2005
                      Ended September 30, Ended September 30,   Three    Nine
                         2006     2005       2006      2005     Months   Months
                         ----     ----       ----      ----     ------   ------
Revenues . . . . . .   $103,630  $76,600   $261,774  $215,201  $27,030  $46,573
                       ========  =======   ========  ========  =======  =======
Income before income
  taxes  . . . . . .   $  3,030  $ 2,587   $  8,710  $  7,591  $   443  $ 1,119
Provision for income
  taxes  . . . . . .      1,141    1,000      3,309     2,935      141      374
                       --------  -------   --------  --------  -------  -------
Income from continuing
  operations . . . .   $  1,889  $ 1,587   $  5,401  $  4,656  $   302  $   745
                       ========  =======   ========  ========  =======  =======

Revenues increased by approximately 35% and 22% for the three and nine month periods ended September 30, 2006, as compared to the same periods of 2005. A substantial portion of the increases in revenues was attributable to revenues associated with the CED Army Equipment Support Program work, which started in January 2006. Increased revenues from ELD equipment refurbishment services and Energetics services also contributed to the Company's increases in revenues. The increases in revenues were partially offset by decreased revenues associated with decreases in the level of work performed under the BAV Ship Transfer Program, on FMD's Navy contracts, under the TBPS Program, and on VCG's contract with the U.S. Coast Guard.

Income before income taxes increased by approximately 17% and 15% for the three and nine month periods ended September 30, 2006, as compared to the same periods of 2005. The Company's income before income taxes was helped by increases in profits on the BAV Ship Transfer Program, on FMD contract work, and from Energetics. Also, the additional revenues generated by the CED Army Equipment Support Program work enabled the Company to spread corporate fixed costs over a larger revenue base, which further enhanced the overall Company income. Certain other work efforts experienced declines in profitability compared to the prior year, including decreases in profits on the TBPS Program, ELD's equipment refurbishment services, and MSD's management training services.


Financial Condition

VSE's financial condition did not change materially during the nine months ended September 30, 2006. The Company's largest assets are its accounts receivable and the largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $15.2 million, and accounts payable increased approximately $9.2 million during the first nine months of 2006. These increases and changes to other asset and liability accounts were due primarily to the increase in the level of business activity, contract delivery schedules, and the timing of associated billings to customers and subcontractor payments required to perform this work.

The increase in total stockholders' equity in this period resulted from earnings and dividend activity and from the exercise of stock options. In June 2006, VSE's Board of Directors authorized the Company to repurchase up to 50,000 shares of VSE Stock from time to time on the open market, subject to corporate objectives. As of September 30, 2006, the Company had not purchased any of these shares.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $6.7 million during the nine months ended September 30, 2006. The decrease in cash and cash equivalents during this period resulted from cash used in operating activities of approximately $3.8 million, cash used in investing activities of approximately $2.6 million, and cash used in financing activities of approximately $239 thousand. Investing activities consisted of expansion and improvement of facilities of approximately $356 thousand and purchases of property and equipment, net of dispositions, of approximately $2.2 million. Financing activities consisted of dividend payments and proceeds received from the issuance of VSE Stock under stock incentive plans.

Cash and cash equivalents increased by approximately $9.6 million during the nine months ended September 30, 2005. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $12.3 million, cash used in investing activities of approximately $1.3 million, and cash used in financing activities of approximately
$1.4 million. Investing activities consisted of facilities related expenditures, including expenditures for facilities expansion and improvement, of approximately $351 thousand and purchases of property and equipment, net of dispositions, of approximately $921 thousand. Financing activities consisted of repayment of amounts previously borrowed on the Company's bank loan of approximately $1.6 million, dividend payments, and proceeds received from the issuance of common stock due to the exercise of stock options.

The difference between cash used in operating activities of approximately $3.8 million in 2006 as compared to cash provided by operating activities of approximately $12.3 million in 2005 is primarily due to an increase in the levels of accounts receivable and contract inventories on the TBPS program in 2006 as compared to 2005 and to changes in the level of accrued expenses.

Quarterly cash dividends were paid at the rate of $.06 per share during each of the three months ended March 31 and June 30, 2006. Cash dividends of $.07 per share were paid during the three months ended September 30, 2006. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. From time to time, the Company also invests in the expansion, improvement, and maintenance of its operational and administrative facilities. The growth in the level of equipment refurbishment services provided by ELD has required an increased level of investment in operational facilities during the first nine months of 2006 and will require additional investment in facilities during the remainder of 2006.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the Company's internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of September 30, 2006. The Company has determined that the current $15 million commitment amount is adequate to cover known current and future liquidity requirements.

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

In May 2006, the Company signed a three-year facility lease for shop and office space in Ladysmith, Virginia to begin in June 2006 for an aggregate amount of $360 thousand. The Company simultaneously entered into a Real Estate Purchase Agreement for this property that gives the Company a 180 day option to buy the leased property for an amount of approximately $1.5 million. In September 2006, the Company gave notice of its intention to exercise the option to purchase the property. Settlement of the purchase transaction is expected to occur in the fourth quarter of 2006.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended for a summary of the Company's other contractual obligations.


Asset Purchase Agreement

In July 2006, pursuant to an agreement with Giordano Automation Corp. ("Giordano"), VSE purchased certain assets of Giordano, including proprietary software, intellectual property rights, training materials, licenses, and warranties. The purchase price was $575 thousand. The acquisition of these assets will allow the Company to pursue certain business opportunities.


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

                       VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of VSE's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                               VSE CORPORATION



Date:  October 31, 2006               /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer