Form 10-K
period 2006-12-31
VSE CORP
filed 2007-03-05
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)
            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                     22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)         (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
 Common Stock, par value $.05 per share        Nasdaq Global Select Market


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

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [ ]    No [x]

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2006, was approximately $42.5 million based on the last reported sales price of the Registrant's common stock on the Nasdaq National Market as of that date.

Number of shares of Common Stock outstanding as of March 5, 2007: 2,404,119.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 1, 2007, are incorporated by reference into Part III of this report.


                              TABLE OF CONTENTS


                                                                          Page
PART I									  ----

ITEM 1.         Business . . . . . . . . . . . . . . . . . . . . . . . .    3
ITEM 1A.        Risk Factors . . . . . . . . . . . . . . . . . . . . . .    7
ITEM 1B.        Unresolved Staff Comments  . . . . . . . . . . . . . . .   10
ITEM 2.         Properties . . . . . . . . . . . . . . . . . . . . . . .   10
ITEM 3.         Legal Proceedings  . . . . . . . . . . . . . . . . . . .   10
ITEM 4.         Submission of Matters to a Vote of Security Holders  . .   10
                Executive Officers of the Registrant . . . . . . . . . .   11

PART II

ITEM 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters  . . . . . . . . . . . . . . . . . .   12
ITEM 6.         Selected Financial Data	 . . . . . . . . . . . . . . . .   15
ITEM 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . . . .   16
ITEM 8.	        Financial Statements and Supplementary Data  . . . . . .   33
ITEM 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure  . . . . . . . . . .   55
ITEM 9A.        Controls and Procedures  . . . . . . . . . . . . . . . .   55
ITEM 9B.        Other Information  . . . . . . . . . . . . . . . . . . .   55


PART III

ITEM 10.        Directors and Executive Officers of the Registrant . . .   55
ITEM 11.        Executive Compensation . . . . . . . . . . . . . . . . .   55
ITEM 12.        Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . . .   55
ITEM 13.        Certain Relationships and Related Transactions . . . . .   55
ITEM 14.        Principal Accountant Fees and Services . . . . . . . . .   56

PART IV

ITEM 15.        Exhibits, Financial Statement and Schedules  . . . . . .   56

                Signatures . . . . . . . . . . . . . . . . . . . . . . .   57

Forward Looking Statements

       	This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company" or the "Registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business" (Items 1, 1A, 2 and 3), "Management's Discussion and Analysis," and "Notes to Consolidated Financial Statements." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.



                                    Part I

ITEM 1. Business

(a)     General Development

       	VSE was incorporated in Delaware in 1959. VSE serves as a centralized management and consolidating entity for the business operations conducted by the Company's divisions and wholly owned subsidiary, Energetics Incorporated ("Energetics"). Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD") beginning in 2006, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED").

       	VSE previously conducted business operations in other subsidiaries and divisions during the past three year period that have been dissolved or became inactive prior to December 31, 2006. These include Human Resource Systems, Inc. ("HRSI"), dissolved in 2004; Telecommunications Technologies Division ("TTD"), discontinued operations in 2004 and Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS"), inactive as of May 2005. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

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

(b)     Financial Information

       	Financial information for the three years ended December 31, 2006, appears in the "Consolidated Statements of Operations" contained in this Form 10-K.

       	VSE operations are conducted within three reporting segments, the Federal Group, the International Group, and the Energy and Environmental Group. The Federal Group, consisting of CED, ELD, MSD, and SED, generated approximately 52% of VSE's revenues in 2006. The International Group, consisting of BAV, FMD, and VCG, generated approximately 44% of VSE's revenues in 2006. The Energy and Environmental Group, consisting of Energetics, generated approximately 4% of VSE's revenues in 2006. Additional financial information for VSE's operating segments appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

       	Substantially all of the Company's revenues are derived from contract services performed for the government. The U.S. Navy and U.S. Army are VSE's largest customers. Other significant customers include the Army Reserve and the Department of Energy. The Company's customers also include various other government agencies, non-government organizations, and commercial entities.

                           VSE Revenues by Customer
                            (dollars in thousands)


	                   2006               2005               2004
Customer                 Revenues      %    Revenues      %    Revenues      %
-------                  --------      -    --------      -    --------      -
U.S. Army/Army Reserve   $174,473    48.0   $ 56,019    20.0   $ 27,384    12.7
U.S. Navy  . . . . . .    164,788    45.3    196,363    70.1    157,433    72.9
Department of Energy .      9,420     2.6      9,734     3.5     10,578     4.9
U.S. Air Force . . . .      4,579     1.3      5,431     1.9      3,628     1.7
U. S. Treasury . . . .      2,392     0.7      1,121     0.4      1,153     0.5
U.S. Coast Guard . . .        895     0.2      5,008     1.8      8,498     3.9
All other government .      4,788     1.3      4,674     1.7      5,382     2.5
Commercial and other .      2,399     0.6      1,789     0.6      1,955     0.9
                         --------   -----   --------   -----   --------   -----
   Total                 $363,734   100.0   $280,139   100.0   $216,011   100.0
                         ========   =====   ========   =====   ========   =====

        The government's procurement practices in recent years have tended toward the bundling of various work efforts under large comprehensive management contracts ("omnibus"). As a result, the growth opportunities available to the Company have occurred in large, unpredictable increments. The Company has pursued these larger efforts by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by Company personnel. Accordingly, the use of such teaming arrangements may lower the Company's overall profit margins in some years. Although the government's practice of using omnibus contracts is expected to continue, there are indications that the Company will have opportunities to compete for smaller contracts requiring specific areas of expertise in the future. VSE is positioned to pursue these opportunities while continuing to use subcontractor teams to compete for the omnibus contracts. Due to competitive pressures, the Company has also elected to pursue all of its contract work through operating divisions and subsidiaries to focus on particular lines of work or specific customer requirements.

        As a result of the bundling trend described above, the Company has some divisions for which revenues are derived predominantly from one major contract effort. Substantially all of BAV's work is performed on a program for the U.S. Navy that accounted for approximately 29%, 43%, and 52% of consolidated revenues in 2006, 2005, and 2004, respectively. This program has been performed under two contracts. The original ten-year contract was awarded in 1995 with a total contract ceiling of over $1 billion and was extended to continue work on a major delivery order effort through most of 2006. A follow-on five-year contract with a total ceiling of approximately $544 million was awarded in 2005.

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

Backlog

       	Funded backlog for government contracts represents a measure of the Company's potential future revenues and is defined as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. VSE's funded backlog as of December 31, 2006, increased to approximately $299 million, the highest backlog in the Company's history. Funded backlog as of December 31, 2005 and 2004 was approximately $276 million and $168 million, respectively. The increases in funded backlog during these years are due to increases in funding on the Company's existing programs and the funding received on new programs in 2006 and 2005. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing program requirements and the ultimate availability of funds. The majority of the Company's funded backlog is expected to be completed within one year.

       	In addition to the funded backlog levels, VSE has significant total contract ceiling amounts available for use by the Company on large multiple award, indefinite delivery, indefinite quantity contracts with the U.S. Army and U.S. Navy. While these contracts increase the opportunities available to VSE to pursue future work, the amount of future work is not determinable until delivery orders are placed on the contracts. Additionally, these delivery orders must be funded by the procuring agencies before the Company can perform work and begin earning revenues from them. The Company has one task order on a
U. S. Army contract that has a base year and a one year option period, which has been exercised, to be performed in 2006 and 2007 with a combined value of approximately $351 million. The task order is incrementally funded and the funded amount is included in the December 31, 2006 funded backlog amount above.

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

Personnel

        VSE services are provided by a staff of professional and technical personnel having high levels of education, experience, training and skills. As of February 2007, VSE had 857 employees. Principal categories of VSE technical personnel include (a) engineers and technicians in mechanical, electronic, chemical, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, and (f) logisticians. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces.

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

Available Information

        Copies of VSE's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and are available free of charge through VSE's website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission ("SEC").


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

	VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV Ship Transfer Program during 2004, 2005 and 2006 also comprised a large percentage of total sales.

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

VSE is exposed to contractual and financial liabilities if its subcontractors do not perform satisfactorily.

       	A large percentage of VSE's contract work is performed by subcontractors, which raises certain government compliance, performance and financial risks to VSE. While subcontractor terms generally specify the terms and performance for which the subcontractor is liable to VSE, if any unsatisfactory performance occurs on the part of subcontractors, the Company still must bear the cost to ensure satisfactory performance on its prime contracts.

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

       	In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any government contract or subcontract at their convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, the Company would normally be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-type contract, the Company would normally be entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

       U.S. Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. Government also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, the Company could suffer serious harm to its reputation if allegations of impropriety were made.

VSE's earnings and margins may vary based on the mix of contracts and programs.

       The Company's business includes both cost-type and fixed-price contracts. Cost-type contracts generally have lower profit margins than fixed-price contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by Company personnel. Accordingly, the use of such teaming arrangements may lower the Company's overall profit margins in some years. Although the government's practice of using omnibus contracts is expected to continue, there are indications that the Company will have opportunities to compete for smaller contracts requiring specific areas of expertise in the future.

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


ITEM 1B.  Unresolved Staff Comments

	None


ITEM 2.   Properties

       	VSE's principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by VSE through April 30, 2013. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 22 other U.S. leased facilities located near customer sites to facilitate communications and enhance project performance. These facilities are generally occupied under short-term leases and currently include an aggregate of approximately 627,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV provides services from several locations outside of the United States, generally at foreign shipyards.

       	VSE owns and operates two facilities in Ladysmith, Virginia. One of these properties consists of approximately 45 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 17,000 square feet of space. The other property, purchased in October 2006 for approximately $1.5 million, consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. These properties are used by VSE to test military equipment for which VSE provides system technical support or other engineering services; to provide storage, maintenance and refurbishment services for military equipment; and to supplement Alexandria, Virginia, office and shop facilities.


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


ITEM 4.   Submission of Matters to a Vote of Security Holders

       	No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2006.

                     EXECUTIVE OFFICERS OF THE REGISTRANT


       The following table sets forth information concerning the executive officers of the Registrant as of March 5, 2007. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Mr. Reed.

       Mr. Reed joined VSE in 2005 as Chief Operating Officer of VSE's wholly owned subsidiary Energetics, and effective April 1, 2005, he was appointed Energetics' President. Mr. Reed was a founder of Energetics in 1979 and served as an officer of Energetics from 1979 to 2001. He provided senior-level consulting services to government and private clients as a sole proprietor during the period 2001 through 2004. He is a Registered Professional Engineer in Maryland.

	The executive officers are appointed annually to serve until the first meeting of VSE's Board of Directors (the "Board") following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name			         Age     Position with Registrant
----                             ---     ------------------------
Thomas G. Dacus	. . . . . . . .  61      Executive Vice President and President,
                                         Federal Group

Donald M. Ervine  . . . . . . .  70      Chairman and Chief Executive Officer,
                                         President and Chief Operating Officer

Michael E. Hamerly  . . . . . .  61      Executive Vice President,
                                         International Group


James E. Reed . . . . . . . . .  58      President, Energetics Incorporated and
                                         Energy and Environment Group

James M. Knowlton . . . . . . .  64      Executive Vice President and
                                         President, International Group

Thomas R. Loftus  . . . . . . .  51      Executive Vice President and Chief
                                         Financial Officer

Craig S. Weber  . . . . . . . .  62      Executive Vice President, Chief
                                         Administrative Officer, and Secretary






                                   PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

(a)     Market Information

        The Company's common stock (par value $.05 per share) is traded in the Nasdaq Global Select Market, trading symbol, "VSEC," Newspaper listing, "VSE."

        The following table sets forth the range of high and low sales price
(based on information reported by the Nasdaq National Market System) and cash dividend per share information for VSE common stock for each quarter and annually during the last two years.

        Quarter Ended            High	         Low           Dividends
        -------------            ----             ---           ---------
        2005:
        March 31 . . . . . . .  $27.49          $21.09            $.05
        June 30  . . . . . . .   38.85           23.82		   .06
        September 30 . . . . .   40.50           30.00	 	   .00
        December 31  . . . . .   42.25           31.56		   .12
            For the Year        $42.25          $21.09            $.23


        2006:
        March 31 . . . . . . .  $51.95          $38.15		  $.06
        June 30  . . . . . . .   41.49           19.98		   .07
        September 30 . . . . .   34.00           29.54	 	   .07
        December 31  . . . . .   37.50           28.66		   .07
            For the Year        $51.95          $19.98            $.27


(b)	Holders

        There were approximately 1,475 stockholders of VSE common stock as of February 1, 2007, consisting of approximately 260 stockholders of record plus the number of beneficial owner proxy sets provided in connection with VSE's Annual Meeting of Stockholders held on May 2, 2006, to (a) brokers, banks, and nominees and (b) participants in the VSE Corporation Employee ESOP/401(k) Plan.

(c)     Dividends

       	In 2005 cash dividends were declared quarterly at the annual rate of $0.20 per share through March 8, 2005, and at the annual rate of $.24 per share commencing May 3, 2005.

       	In 2006 cash dividends were declared quarterly at the annual rate of $.24 per share through March 31, 2006, and at the annual rate of $.28 per share commencing June 6, 2006.

       	Pursuant to VSE's bank loan agreement (see Note 8 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

(d)     Equity Compensation Plan Information


Compensation Plans

        The Company has four compensation plans approved by VSE's stockholders under which the Company's equity securities are authorized for issuance to employees and directors: The VSE Corporation 2004 Stock Option Plan, the predecessor 1998 Stock Option Plan, the VSE Corporation 2004 Non-employee Directors Stock Plan and the VSE Corporation 2006 Restricted Stock Plan.

        On December 30, 2005, the Board directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE common stock, par value $.05 per share ("VSE Stock"), under VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan and predecessor 1998 Stock Option Plan were not affected by this Board action.

        The following table provides information about the Company's equity compensation plans as of December 31, 2006:

                                                          Number of Shares
                                                             Remaining
                                                           Available for
                         Number of         Weighted       Future Issuance
                        Shares to be       Average         Under Equity
                        Issued upon        Exercise      Compensation Plans
                        Exercise of        Price of      (excluding shares
                        Outstanding       Outstanding      reflected in
                        Options (1)         Options         column (a))(2)
Plan Category               (a)               (b)               (c)
-------------           ------------      -----------    ------------------
Equity compensation
plans approved by
stockholders  . . . . .   166,625           $17.22            454,930

Equity compensation
plan not approved
by stockholders . . . .         -                -                  -

Total                     166,625           $17.22            454,930

(1) Excludes 238,867 shares of issued and outstanding VSE Stock held by the VSE Corporation Employee ESOP/401(k) Plan; these shares may be transferred to Plan participants on retirement, termination of VSE employment, or pursuant to ESOP diversification.

(2)  At December 31, 2006, 287,500, 44,230, and 123,200 shares of VSE Stock were available under the 2004 Stock Option Plan and predecessor 1998 Stock Option Plan, the 2004 Non-employee Directors Stock Plan and the 2006 Restricted Stock Plan, respectively.




Performance Graph
       Set forth below is a line graph comparing the cumulative total return of VSE Stock with (a) a performance index for the broad market in which VSE Stock is traded and (b) a published industry index. VSE Stock is traded on the NASDAQ Global Select Market, and VSE's industry group is engineering and technical services (formerly SIC Code 8711). Accordingly, the performance graph compares the cumulative total return for VSE Stock with (a) an index for the NASDAQ Market (U.S. companies) ("NASDAQ Index") and (b) a published industry index for SIC Code 8711 ("Industry Index").


                                [insert graph]


* Total return assumes reinvestment of dividends and assumes $100 invested on December 31, 2001, in VSE Stock, the NASDAQ Index, and the Industry
Index.

                               Performance Graph Table

	             2001    2002    2003    2004    2005    2006
                     ----    ----    ----    ----    ----    ----
VSE Stock             100     149     186     356     600     487
NASDAQ Index          100      72     107     117     120     137
Industry Index        100      79     119     135     200     246






ITEM 6.    Selected Financial Data

(In thousands, except per share data)
                                                  2006       2005      2004      2003      2002
                                                  ----       ----      ----      ----      ----
Revenues, principally from contracts . . . .   $363,734   $280,139  $216,011  $133,059  $128,417
                                               ========   ========  ========  ========  ========

Income from continuing operations  . . . . .   $  7,789   $  6,169  $  3,445  $  2,090  $  1,585
(Loss) income from discontinued operations .          -          -        (1)      (79)     (933)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . .   $  7,789   $  6,169  $  3,444  $  2,011  $    652
                                               ========   ========  ========  ========  ========

Basic earnings per common share:
  Income from continuing operations  . . . .   $   3.29   $   2.66  $   1.54  $    .96  $    .73
  Loss (income) from discontinued operations          -          -         -      (.04)     (.43)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . .   $   3.29   $   2.66  $   1.54  $    .92  $    .30
                                               ========   ========  ========  ========  ========
Diluted earnings per common share:
  Income from continuing operations  . . . .   $   3.21   $   2.58  $   1.49  $    .94  $    .72
  Loss (income) from discontinued operations          -          -         -      (.04)     (.42)
                                               --------   --------  --------  --------  --------
      Net income . . . . . . . . . . . . . .   $   3.21   $   2.58  $   1.49  $    .90  $    .30
                                               ========   ========  ========  ========  ========

Working Capital  . . . . . . . . . . . . . .   $ 25,646   $ 22,028  $ 15,748  $ 13,394  $ 10,762
                                               ========   ========  ========  ========  ========

Total assets . . . . . . . . . . . . . . . .   $ 98,535   $ 73,866  $ 60,352  $ 30,776  $ 32,075
                                               ========   ========  ========  ========  ========

Stockholders' equity . . . . . . . . . . . .   $ 38,236   $ 30,151  $ 23,043  $ 19,058  $ 17,043
                                               ========   ========  ========  ========  ========

Cash dividends per common share  . . . . . .   $    .27   $    .23  $    .19  $    .16  $    .16
                                               ========   ========  ========  ========  ========

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview
------------------

VSE Organization

       	VSE's business operations consist primarily of services performed by the Company's unincorporated divisions and wholly owned subsidiary Energetics. The Company uses multiple operating entities to bid on and perform contract work. The use of an operating structure with multiple entities gives the Company certain competitive advantages and the flexibility to pursue a diverse business base. The term "VSE" or "Company" refers to VSE and its divisions and subsidiaries unless the context indicates operations of the parent company only.

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

       	VSE previously conducted business operations in other subsidiaries and divisions during the past three fiscal years that have been dissolved or became inactive prior to December 31, 2006. These include Human Resource Systems, Inc. ("HRSI"), dissolved in 2004; Telecommunications Technologies Division ("TTD"), discontinued operations in 2004 and Information Assurance Division ("IAD", formerly Value Systems Services Division or "VSS"), inactive as of May 2005.

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



                           VSE Revenues by Customer
                            (dollars in thousands)
                          2006              2005              2004
Source of Revenue      Revenues      %    Revenues      %    Revenues      %
-----------------      --------      -    --------      -    --------      -
Army/Army Reserve      $174,473    48.0   $ 56,019    20.0   $ 27,384    12.7
Navy                    164,788    45.3    196,363    70.1    157,433    72.9
Other                    24,473     6.7     27,757     9.9     31,194    14.4
                       --------   -----   --------   -----   --------   -----
  Total Revenues       $363,734   100.0   $280,139   100.0   $216,011   100.0
                       ========   =====   ========   =====   ========   =====

VSE Operating Segments

       	Management of VSE's business operations is conducted under three reportable operating segments, the Federal Group, the International Group, and the Energy and Environmental Group.

       	Federal Group - VSE's Federal Group provides engineering, technical, management, integrated logistics support, and information technology services to all U.S. military services and other government agencies. It consists of four divisions:

       	CED is dedicated to supporting the Army's Communications and Electronics Command (CECOM) in the management and execution of the Rapid Response (R2) Program, which supports clients across DoD and the Federal Government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training, and acquisition support.

       	ELD provides full lifecycle engineering, logistics, maintenance, and refurbishment services to extend and enhance the life of existing equipment. ELD principally supports the U.S. Army, Army Reserve, and Army National Guard with core competencies in combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration, and configuration management.

       	MSD provides nationally and internationally recognized experts in product and process improvement, supporting a variety of government and commercial clients. MSD provides training, consulting, and implementation support in the areas of: Enterprise Excellence, Lean Six Sigma, process and product optimization, project management, leadership quality engineering, Integrated Product and Process Development (IPPD), and reliability engineering. MSD's services range from individual improvement projects to global organizational change programs.

       	SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. SED principally supports U.S. Army, Air
Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management, and lifecycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages.

       	International Group - VSE's International Group provides engineering, industrial, logistics, and foreign military sales services to the U.S. military and other government agencies. It consists of three divisions:

       	BAV provides assistance to the U.S. Navy in executing its Foreign Military Sales (FMS) Program for surface ships sold, leased or granted to foreign countries by providing program management, engineering, technical support, and logistics services for ship reactivations and transfers, as well as follow-on support. BAV's expertise includes: ship reactivation/transfer, overhaul and maintenance, follow-on technical support, FMS integrated logistics support, engineering and industrial services, training, and spare and repair parts support.

       	FMD provides global field engineering, logistics, maintenance, and information technology services to the U.S. Navy and Air Force, including fleet-wide ship and aircraft support programs. FMD's expertise includes ship repair and modernization, ship systems installations, ordnance engineering and logistics, facility operations, war reserve materials management, aircraft sustainment and maintenance automation, and IT systems integration. FMD also provides management, maintenance, storage, and disposal support for the U.S. Department of Treasury's seized and forfeited general property program.

       	VCG provides the U.S. Coast Guard with FMS support and lifecycle support for vessels transferred to foreign governments. VCG's core competencies include pre-transfer joint vessel inspections, reactivations, crew training, transit assistance, heavy-lift contracting, logistics support, technical support, and overseas husbandry.

        Energy and Environmental Group - VSE's Energy and Environmental Group provides high-level consulting services in the field of energy and environmental management. The Energy and Environmental Group includes VSE's wholly owned subsidiary, Energetics, Inc.

	Energetics, Inc. is a full-service energy and environmental consulting company providing technical and management support in all aspects of technology research, development, and demonstration. The company's expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance, and risk management. Founded in 1979 and acquired by VSE in 1995, Energetics has enjoyed steady growth as a result of its dedication to providing superior products and services to our clients in both the public and private sectors.

BAV Ship Transfer Program

	VSE's BAV Division provides the U.S. Navy with engineering, technical and logistical support services associated with the sale, lease, or transfer of Navy ships to foreign governments. This program has been the Company's single largest revenue producer in recent years. Revenues generated by this program have typically accounted for a significant percentage of VSE's consolidated revenues, and revenues generated by this program accounted for approximately 29% and 43% of consolidated revenues in 2006 and 2005, respectively. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan under this program was a major contributor to the Company's revenues in 2004, 2005, and 2006.

	The original contract associated with this program was a ten-year cost-plus award fee contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on this program. The second contract is a five-year cost-plus award fee contract with a total ceiling value of approximately $544 million. The Navy began issuing orders on the new contract in the second quarter of 2005 and ceased issuing orders for new work on the original contract at that time. BAV work associated with the transfer of four ships to Taiwan under delivery orders issued on the original contract was substantially completed in September 2006.

	Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. In 2004, 2005 and 2006, each of the three month periods ended March 31, June 30 and December 31 includes BAV award fee income. The three month periods ended September 30, 2004, 2005 and 2006 do not include BAV award fee income.

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

        SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, VSE has received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the

Army's needs change. The total contract ceiling value on the TBPS Program contracts is approximately $76 million, and the remaining available contract ceiling on the TBPS Program contracts is approximately $17 million as of December 31, 2006. Contract value on the TBPS contracts is fully funded at the time of award or modification. Currently, contractual coverage for work on the TBPS program runs through May 2007 and the Company expects to complete work in 2007.

        The TBPS Program contributed significantly to VSE revenues in 2005 and 2006. The work performed on this program also significantly increases the amount of fixed price contract work performed by the Company. In general, the Company's fixed price contract work has higher risk and profit margins than work on other contract types. Accordingly, the TBPS program has presented, and is expected to continue to present during 2007, VSE's business with both increased profit margins and risk of loss.

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

        Substantially all of the services on this task order are provided by CED's subcontractor. CED provides certain program management services. The contract task order has a base year valued at approximately $139 million and an additional one-year option period valued at approximately $212 million. This program contributed significantly to VSE's revenues in 2006 and based on the contract value and a significant level of contract funding and funded backlog, is expected to contribute significantly to VSE's revenues in 2007, however, profit margins on subcontract work are lower than on work performed by Company personnel.

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

	The revenues of the Company depend on its ability to win new contracts and on the amount of work ordered by the government under the Company's existing contracts. The Company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large comprehensive management ("omnibus") contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the Company to qualify as a bidder, increasing the level of competition due to the award of fewer contracts, and forcing the Company into competition with larger businesses that have greater financial resources and larger technical staffs. Competing for these contracts requires the Company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. While the use of subcontractors on a large scale basis allows the Company to compete for this work, profit margins on subcontract work are lower than on work performed by Company personnel, thereby reducing the Company's overall profit margins.

        The use of subcontractors on government contracts also raises certain government compliance, performance and financial risks to VSE in that government prime contractors are responsible for performing to the requirements of the contract and ensuring compliance with U.S. Government regulations relative to the performance by subcontractors.

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

Global Economic Conditions and Political Factors

        VSE's business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through VSE's contracts with the U.S. Government. An economic slowdown in countries served under the BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships offered under this program could affect sales. In any one year, a significant amount of the Company's revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of the Company's total sales in any one year. Work associated with the transfer of four ships to Taiwan under the BAV Ship Transfer Program during 2004, 2005, and 2006 also comprised a large percentage of total sales.

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

             Concentration of Revenues From Continuing Operations
                                (in thousands)
                        2006               2005               2004
Source of Revenue     Revenues     %     Revenues     %     Revenues     %
-----------------     --------     -     --------     -     --------     -
BAV Egypt             $ 51,446    14.1   $ 52,926    18.9   $ 50,250   23.3
BAV Taiwan              45,729    12.6     63,058    22.5     56,038   25.9
BAV Other                9,649     2.7      5,024     1.8      6,675    3.1
                      --------   -----   --------   -----   --------  -----
  Total BAV            106,824    29.4    121,008    43.2    112,963   52.3

TBPS Program            29,770     8.2     29,533    10.5        134    0.1
CED Army Equipment
  Support              106,209    29.2          -       -          -      -
VSE Other              120,931    33.2    129,598    46.3    102,914   47.6
                      --------   -----   --------   -----   --------  -----
  Total Revenues      $363,734   100.0   $280,139   100.0   $216,011  100.0
                      ========   =====   ========   =====   ========  =====

Management Outlook
------------------

Growth Continued in 2006

       	The growth trend in revenues and profits in 2004 and 2005 continued in 2006. Major contributors to 2006 results were the Taiwan Ship Transfer work performed by BAV, performance on the TBPS Program, work performed on the CED Army Equipment Support Program, growth in ELD's Equipment Refurbishment Services provided to the U. S. Army Reserve, and additional work provided by

Significant IDIQ Contracts. See "Results of Operations" below for a more detailed discussion of 2006 results.

More Growth in 2007

       	Subject to the risk elements discussed above, VSE believes it has the potential to continue to increase revenues and profits in 2007. Discussion of some of the events and circumstances that will impact the Company's growth follows below.

       	CED Army Equipment Support Program

       	CED began work on this program in 2006 and revenues from this program in 2006 were approximately $106 million. Work on the program is expected to increase in 2007. The contract task orders for this program are incrementally funded, with funded backlog of approximately $140 million as of December 31, 2006. The task order in place for 2007 is valued at approximately $212 million. While profit margins on this program are expected to be low, the Company expects to benefit from the increased revenue base that this program provides.

       	Treasury Seized Property Management Contract Award

       	In August 2006, VSE was awarded a contract to support the U.S Department of the Treasury seized and forfeited general property program. This is a single award, cost-plus-incentive-fee contract that includes a base period of performance, four option periods, and award term provisions. Phase in work on the contract began in 2006 to transition the program from a predecessor contractor. This program is expected to be a significant contributor to VSE's revenues and profits in 2007 and future years. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014 and provide potential revenue over the life of the contract of approximately $113 million, depending on service requirements.

       	BAV Ship Transfer Program

       	Work on the transfer of four U.S. Navy ships to Taiwan under this program was substantially completed in September 2006, marking the end of a major contributor to the Company's revenues in 2004, 2005, and 2006. Despite the absence of this work going forward, BAV has some solid prospects for follow on work in Taiwan and additional work in other countries. The Company expects the BAV Ship Transfer Program to continue to be a major provider of revenues in 2007 and future years. Funded backlog on the BAV Ship Transfer Program was approximately $51 million as of December 31, 2006.

	TBPS Program

       	Contractual coverage for work on the TBPS program runs through May 2007 and the Company expects to complete work in 2007. The scheduled expiration of this program raises a challenge to the Company with respect to replacing the revenues and profits that it has provided over the prior two years. Revenues from this program were approximately $30 million in both 2006 and 2005. Funded backlog remaining on the program was approximately $17 million as of December 31, 2006.

       	ELD Equipment Refurbishment Services

       	VSE has provided the U. S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, VSE formed ELD to continue the performance of these services. ELD has expanded its workforce, facilities, capacity to perform work, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006. The Company expects further increases in 2007 and future years.

	Other Significant Contracts

       	VSE has three multiyear, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts with no funding committed at the time of award. VSE is one of several awardees on each contract. While future VSE revenue from these contracts cannot be predicted with certainty, the award of these contracts provides the Company with the opportunity to compete for work that could contribute to future revenue growth, including new work in 2007. These three contracts are described below.

       	VSE's CED Division has a multiyear Rapid Response support contract awarded by the U.S. Army Communications-Electronics Command (CECOM) in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While it is unlikely that the full ceiling amount will be realized, this contract has generated revenues for all of VSE of approximately $143 million, $37 million and $27 million during 2006, 2005 and 2004, respectively, including revenues of approximately $106 million on the CED Army Equipment Support Program in 2006. CED was awarded a new task order under this contract in December 2006 that represents potential revenues to the Company of about $164.8 million over a 16-month period if all options are exercised. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

       	VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. As of December 31, 2006, FMD has been awarded approximately
$20.8 million in contract task orders under this contract.

       	ELD has a contract, the Field and Installation Readiness Support Team ("FIRST") Contract, awarded in November 2006, with the U.S. Army to provide a broad range of logistics and engineering and technical services to Army activities in the continental United States and overseas locations. The contract has a five-year base period and three five-year option periods. VSE is one of several awardees eligible to share in the potential total contract ceiling amount, which is expected to be several billion dollars. The award of this contract provides VSE with the opportunity to compete for work which may contribute to future revenue growth.

       	Increases in Bookings and Funded Backlog

       	Revenues in government contracting businesses are dependent upon contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of VSE's bookings, funded contract backlog, and revenues for 2006, 2005, and 2004 is as follows.

       	                                            (in $ millions)
                                              2006        2005        2004
                                              ----        ----        ----
Bookings . . . . . . . . . . . . . . . .       388         390         303
Funded Backlog . . . . . . . . . . . . .       299         276         168
Revenues . . . . . . . . . . . . . . . .       364         280         216

Longer Term

       	The growth in VSE revenue and profits during 2004, 2005, and 2006 presents the Company with both challenges and opportunities for future years. The biggest challenge VSE expects to face in future years is sustaining its recent level of growth. Certain work efforts that have supported VSE's growth during the past three years are due to expire. VSE has received significant contributions to its revenue growth 1) in these three years from the Taiwan Ship Transfer work, which ended in September 2006; 2) in 2005 and 2006 from the TBPS Program work, which is scheduled to expire in 2007; and, 3) in 2006 from the CED Army Equipment Support Program, which is scheduled to expire in December 2007. The expiration of these programs at various dates in 2006 and 2007 will reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

       	The Company believes it is well prepared to meet the challenge of replacing the expiring work. Progress has already been made toward this end with the start up of the Treasury Seized Property Management program awarded in August 2006, the FIRST contract awarded in November 2006, the Rapid Response support contract award in December 2006, and continued increases in ELD's equipment refurbishment services.

       	Opportunities associated with VSE's recent growth include a more competitive price structure with which to bid on future work, a wider range of employee skill sets, and a broader name recognition and past performance record for use in expanding the Company's customer base. The Company currently has proposals under evaluation and in preparation, and is tracking multiple bidding opportunities for new contract work. Additionally, the larger revenue level and capital base built up in recent years improves the Company's ability to pursue larger programs and potential acquisition opportunities.


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

       	The impact of adopting SFAS 123(R) decreased income before income taxes by approximately $252 thousand ($157 thousand after tax) in 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The amount of financing cash flows from benefits of tax deductions in excess of recognized compensation cost for 2006 was $312 thousand. The amount of operating cash flows recognized for such excess tax deductions was approximately $761 thousand and $433 thousand for 2005 and 2004, respectively.

        On December 30, 2005, the Board directed VSE to discontinue awarding options, both discretionary and nondiscretionary, to purchase VSE Stock under VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan as of December 30, 2005, and the options to purchase VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") are not affected by this Board action. The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.


Accounting for Uncertainty in Income Taxes

       On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, "Accounting for Income Taxes." The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company has begun to review and evaluate FIN 48 and the impact of its adoption is not expected to be material.


Critical Accounting Policies

       	VSE's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require VSE to make estimates and assumptions. The Company believes the following critical accounting polices affect the more significant judgments, estimates and assumptions used in the preparation of its consolidated financial statements.

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

        Certain direct and incremental contract costs have been deferred and reported as a current asset prior to the recognition of revenue. These costs are realizable beginning in August 2006 through January 2007. The amount of remaining costs classified as a current asset as of December 31, 2006 is approximately $164 thousand.

       Revenues by contract type for the three years ended December 31, 2006 were as follows (in thousands):
                         2006               2005               2004
Contract Type          Revenues     %     Revenues     %     Revenues     %
-------------          --------     -     --------     -     --------     -
Cost-type . . . . .    $147,733    40.6   $177,567    63.4   $148,043    68.5
Time and materials.     172,766    47.5     60,618    21.6     31,928    14.8
Fixed-price . . . .      43,235    11.9     41,954    15.0     36,040    16.7
                       --------   -----   --------   -----   --------   -----
                       $363,734   100.0   $280,139   100.0   $216,011   100.0
                       ========   =====   ========   =====   ========   =====

        The large increase in time and materials revenues from 2005 to 2006 shown in the table above is primarily attributable to approximately $106 million in revenues from the CED Army Equipment Support contract that started in 2006. Substantially all of the revenues on this contract result from the pass through of subcontractor support services that have a very low profit margin for VSE.

        The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. Revenues recognized in 2006 include approximately $369 thousand for which the Company had not received formalized funding as of December 31, 2006. The Company received funding modifications for approximately $174 thousand of this amount as of February 2007, leaving approximately $195 thousand of 2006 revenues classified as risk funding. VSE believes that it will receive funding for this remaining risk funding revenue.

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

Goodwill

       	Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of December 31, 2006, the Company had approximately $1.1 million of unamortized goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

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


Results of Operations
---------------------

Revenues

       	The following table shows the revenues from operations of VSE, its subsidiaries and divisions, and such revenues as a percent of total revenues:

                              Revenues from Operations
                               (dollars in thousands)
                                  2006               2005               2004
Company or Business Unit        Revenues     %     Revenues     %     Revenues     %
------------------------        --------     -     --------     -     --------     -
VSE (parent company). . . . .   $     57     0.0   $     34     0.0   $     12     0.0
CED . . . . . . . . . . . . .    128,658    35.4     28,564    10.2     24,615    11.4
BAV . . . . . . . . . . . . .    106,824    29.4    121,008    43.2    112,963    52.3
FMD . . . . . . . . . . . . .     50,480    13.9     59,800    21.3     41,711    19.3
SED . . . . . . . . . . . . .     42,016    11.5     49,001    17.5     12,762     5.9
ELD . . . . . . . . . . . . .     16,771     4.6          -       -          -       -
Energetics  . . . . . . . . .     14,269     3.9     12,694     4.5     11,693     5.4
MSD . . . . . . . . . . . . .      3,511     1.0      4,063     1.5      3,300     1.5
VCG . . . . . . . . . . . . .      1,148     0.3      4,975     1.8      7,314     3.4
Business Units Inactive
  as of December 31, 2006 . .          -       -          -       -      1,641     0.8
                                --------   -----   --------   -----   --------   -----
	                        $363,734   100.0   $280,139   100.0   $216,011   100.0
                                ========   =====   ========   =====   ========   =====

       	Revenues increased by approximately 30% per year for the years ended December 31, 2006 and 2005, as compared to the respective prior years. A substantial portion of the increase in revenues for 2006 was attributable to revenues associated with the CED Army Equipment Support Program work, which started in January 2006. Increased revenues from ELD equipment refurbishment services (revenues from these services were included in SED's results in 2005 and 2004) and SED and Energetics contract services also contributed to the Company's increases in revenues. The increases in revenues were partially offset by decreases in the level of work performed under the BAV Ship Transfer Program, on FMD's Navy contracts, and on VCG's contract with the U.S. Coast Guard.

       	The primary reasons for the increases in revenues in 2005 were 1) work attributable to the TBPS program; 2) increased levels of work performed by FMD on its U.S. Navy contracts; 3) an increase in work performed under the BAV Ship Transfer Program, including revenues associated with the Taiwan ship transfer; 4) an increase in work performed on the CED Rapid Response contract; and 5) increased levels of military equipment refurbishment services performed for the U.S. Army Reserve.

Income from Continuing Operations Before Income Taxes

       	The following table shows consolidated revenues and income from operations before income taxes, other items of income and expense, and such amounts as a percent of revenues.

            Income from Continuing Operations Before Income Taxes
                       (dollars in thousands)

Description                   2006      %        2005      %        2004      %
-----------                   ----      -        ----      -        ----      -
Revenues . . . . . . . . . $363,734   100.0   $280,139   100.0   $216,011   100.0
Costs and expenses . . . .  350,978    96.5    269,780    96.3    209,841    97.1
Gross profit . . . . . . .   12,756     3.5     10,359     3.7      6,170     2.9
Selling, general and
  administrative expenses.      694     0.2        580     0.2        636     0.3
Interest(income)expense  .     (427)   (0.1)      (210)   (0.1)      (102)    0.0
                           --------   -----   --------   -----   --------   -----
Income from continuing
  operations before
  income taxes . . . . . . $ 12,489     3.4   $  9,989     3.6   $  5,636     2.6
	                   ========   =====   ========   =====   ========   =====

        VSE's gross profits as a percentage of revenues on continuing operations decreased slightly in 2006 as compared to 2005 and increased in 2005 as compared to 2004. Company-wide revenue increases tend to increase the gross profit percentages realized on the Company's fixed price and time and materials contracts due to the ability to spread corporate costs over a larger revenue base. The ability to spread corporate costs over a larger revenue base and an increase in the amount of work performed on fixed price and time and materials contracts, which have more favorable profit margins than work performed on cost type contracts, had a positive impact on gross profit dollars in both 2006 and 2005. Conversely, the Company realized a substantial increase in low margin revenues on the CED Army Equipment Support Program in 2006, resulting from the large amount of subcontractor pass-through work performed on this program, which caused a slight decrease in the Company's gross profits as a percentage of revenues. The effect of the increased revenues from the CED Army Equipment Support Program in 2006 was to increase gross profit dollars while at the same time slightly decrease gross profits as a percentage of revenues.

       	Programs that contributed to gross profit increases, in part due to the improved gross margins resulting from higher revenue levels, included the TBPS Program and services provide by FMD and Energetics. Additionally, BAV Ship Transfer Program services experienced improved profitability in 2006, and CED operational losses were reduced in 2006 and 2005 as compared to 2004. Other factors that affect the Company's gross margins include the timing of contract award fees, effective project and cost management, and competitive factors.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Company's operating unit contracts. As a percentage of revenues, these expenses varied little in 2006 and 2005 as compared to the respective prior years.

       	VSE did not have significant borrowing requirements or interest expense in 2006, 2005, and 2004. The Company's interest income increased in 2006 as compared to 2005 and increased in 2005 as compared to 2004 as profits from operations and resulting cash surpluses were invested.

Segment Operating Results

Federal Group
-------------

       	The following table shows consolidated revenues, costs and expenses, and gross profit from operations for the Federal Group (in thousands).

Description                          2006          2005          2004
-----------                          ----          ----          ----
Revenues . . . . . . . . . . . .  $190,956      $ 81,628      $ 42,318
Costs and expenses . . . . . . .   185,076        76,193        40,386
                                  --------      --------      --------
Gross profit . . . . . . . . . .  $  5,880      $  5,435      $  1,932
                                  ========      ========      ========
Gross profit percent . . . . . .     3.1%          6.7%          4.6%

       	Revenues in the Federal Group increased by approximately 134% and 93% for the years ended December 31, 2006 and 2005, as compared to the respective prior years. A substantial portion of the increase in revenues for 2006 was attributable to revenues associated with the CED Army Equipment Support Program work, which started in January 2006. Increased revenues from ELD's equipment refurbishment services and SED contract services also contributed to the increases in 2006 revenues. The increase in revenues in 2005 was primarily attributable to the TBPS program, for which production started in January 2005. Growth in ELD's equipment refurbishment services also contributed to the Federal Group's revenue increase in 2005.

        Gross profit in the Federal Group increased by approximately 8% and 181% for the years ended December 31, 2006 and 2005, as compared to the respective prior years. While the CED Army Equipment Support Program work accounted for the majority of the Federal Group's revenue increase in 2006, substantially all of the work on this program is performed by a subcontractor and these costs are passed on to the government essentially at cost. Accordingly, the increase in gross profit for 2006 was very modest in relation to the revenue increase, and gross profit as a percentage of revenues declined from 6.7% to 3.1%. Production efficiency improvements on the TBPS Program contributed to an increase in gross profit dollars in 2006. The increase in gross profit in 2005 was primarily due to having the TBPS Program work in 2005 as compared to 2004 when production work on this program had not yet begun. Increased military equipment refurbishment services performed for the U. S. Army Reserve
(performed by SED in 2005 and 2004) and the reduction of operational losses associated with CED also contributed to increased gross profit in 2005.

International Group
-------------------

       	The following table shows consolidated revenues, costs and expenses, and gross profit from operations for the International Group(in thousands).

Description                          2006          2005          2004
-----------                          ----          ----          ----
Revenues . . . . . . . . . . . .  $158,452      $185,784      $161,988
Costs and expenses . . . . . . .   153,132       182,131       159,176
                                  --------      --------      --------
Gross profit . . . . . . . . . .  $  5,320      $  3,653      $  2,812
                                  ========      ========      ========
Gross profit percent . . . . . .     3.4%          2.0%          1.7%

       	Revenues in the International Group decreased by approximately 15% and increased by approximately 15% for the years ended December 31, 2006 and 2005, as compared to the respective prior years. The decrease in revenues in 2006 was primarily due to the completion of BAV's work associated with the transfer of U. S. Navy ships to Taiwan and to a reduction in the amount of subcontractor pass-through ordered through FMD's Navy contracts. A reduction in the amount of services ordered on VCG's contract with the U. S. Coast Guard also contributed to the decrease in revenues in 2006. The increase in revenues in 2005 was primarily due to increased levels of work performed by FMD on its
U. S. Navy contracts and an increase in work performed under the BAV Ship Transfer Program, including revenues associated with the Taiwan ship transfer.

       	Gross profit in the International Group increased by approximately 46% and 30% for the years ended December 31, 2006 and 2005, as compared to the respective prior years. The increases in gross profit in these years was primarily due to the transition from the old BAV contract to the new contract and to an increase in labor driven revenues on FMD's Navy contracts.

Energy and Environmental Group

       	The following table shows consolidated revenues, costs and expenses, and gross profit from operations for the Energy and Environmental Group (in thousands).

Description                          2006          2005          2004
-----------                          ----          ----          ----
Revenues . . . . . . . . . . . .  $ 14,268      $ 12,694      $ 11,693
Costs and expenses . . . . . . .    12,665        11,331        10,218
                                  --------      --------      --------
Gross profit . . . . . . . . . .  $  1,603      $  1,363      $  1,475
                                  ========      ========      ========
Gross profit percent . . . . . .    11.2%         10.7%         12.6%

       	Revenues in the Energy and Environmental Group increased by approximately 12% and 9% for the years ended December 31, 2006 and 2005, as compared to the respective prior years. The increases in revenues for both years was due primarily to increases in the energy and environmental consulting services performed as a result of increased emphasis on marketing efforts.

       	Gross profit in the Energy and Environmental Group increased by approximately 18% and decreased by approximately 8% for the years ended December 31, 2006 and 2005, as compared to the respective prior years. The increase in gross profit in 2006 was primarily due to the growth in revenues. The decrease in gross profit in 2005 was primarily due to an increase in lower margin subcontract pass-through work in place of labor driven revenues.

Discontinued Operations

       	In July 2004, all business operations associated with the Company's TTD division ceased. Accordingly, prior period consolidated financial statements have been restated to reflect the financial results of TTD as discontinued operations. The revenues, costs and expenses of TTD have been excluded from the respective captions in the Consolidated Statement of Operations. The loss from discontinued operations associated with TTD, net of tax, in the years ended December 31, 2006, 2005, and 2004 was approximately $0, $0 thousand and, $1 thousand, respectively.


Financial Condition

       	VSE's financial condition remained strong during 2006. The Company's largest assets are its accounts receivable and cash and cash equivalents. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $23 million, cash and cash equivalents decreased approximately $4 million, accounts payable increased approximately $15 million, and accrued expenses increased by approximately $1 million during 2006. These increases and changes to other asset and liability accounts were due primarily to the increase in the level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform this work, and the timing of associated billings to customers and collections.

       	The increase in total stockholders' equity in 2006 resulted from earnings and dividend activity and from the exercise of stock options. In June 2006, the Board authorized the Company to repurchase up to 50,000 shares of VSE Stock from time to time on the open market, subject to corporate objectives. As of December 31, 2006, the Company had not purchased any of these shares.


Liquidity and Capital Resources

Cash Flows

        The Company's cash and cash equivalents decreased by approximately $4.0 million during 2006. Approximately $1.6 million in net cash was provided by operating activities, approximately $5.6 million was used in investing activities, and approximately $15 thousand was provided by financing activities. The difference between cash provided by operating activities of approximately $1.6 million in 2006 as compared to cash provided by operating activities of approximately $15.6 million in 2005 is primarily due to differences in the levels of accounts receivable, contract inventories, accounts payable and accrued expenses associated with contract requirements and the associated billing and collections cycle, and to the Company's increase in profits. Investing activities consisted of the purchase of property and equipment. Financing activities consisted of $630 thousand provided by stock purchase transactions by directors and officers associated with the exercise of stock options and directors' fees, and $615 thousand used to pay dividends.

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

        Quarterly cash dividends were paid at the rate of $.06 per share during each of the three months ended March 31 and June 30, 2006, and at the rate of $.07 per share during the three month periods ended September 30 and December 31, 2006. Pursuant to its bank loan agreement (see Note 8 of "Notes to Consolidated Financial Statements"), the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

        Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. From time to time, the Company also invests in the acquisition, expansion, improvement, and maintenance of its operational and administrative facilities. The growth in the level of equipment refurbishment services provided by ELD has required an increased level of investment in operational facilities in 2006 and the Company could possibly make additional investment in such facilities 2007 and future years.

        VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (See Note 8 of "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of December 31, 2006. The amount of this commitment is negotiable between the Company and the bank. The Company has determined that the current $15 million commitment amount is adequate to cover known current and future liquidity requirements.

       	Performance of work under the Company's larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, management believes that cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

Contractual Obligations

        The following table shows the consolidated contractual obligations for
VSE as of December 31, 2006 (in thousands):
                                       Payments Due by Period
                                       ----------------------
                                    Less than     1-3      4-5      After 5
Contractual Obligations      Total    1 year     years    years      years
-----------------------      -----    ------     -----    -----      -----
Operating leases, net of
   non-cancelable sublease
   income . . . . . . . .   $23,835   $4,212    $7,826    $5,485    $6,312
Purchase obligations  . .     1,142    1,142         -         -         -
                            -------   ------    ------    ------    ------
   Total                    $24,977   $5,354    $7,826    $5,485    $6,312
                            =======   ======    ======    ======    ======

       Operating lease commitments are primarily for VSE's principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs. The Company also has some equipment and software leases that are included in these amounts.

       	Purchase obligations consist primarily of contractual commitments associated with construction, improvements and maintenance on VSE facilities, and for the acquisition of office, shop, and computer equipment. The table excludes contractual commitments for materials or subcontractor work purchased to perform U.S. Government contracts. Such commitments for materials and subcontractors are reimbursable when used on the contracts, and generally are also reimbursable if a contract is "terminated for convenience" by the U.S. Government pursuant to federal contracting regulations.

Inflation and Pricing
---------------------

       	Most of the contracts performed by VSE provide for estimates of future labor costs to be escalated for any option periods provided by the contracts, while the non-labor costs included in such contracts are normally considered reimbursable at cost. VSE property and equipment consists of computer systems equipment, furniture and fixtures, leasehold improvements, buildings, land and land improvements. The overall impact of inflation on replacement costs of such property and equipment is not expected to be significant.


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


Foreign Currency

       	While a significant amount of the Company's business results from the services provided by BAV related to the transfer of ships to foreign governments, the BAV contract payments are made by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support work performed or services purchased in foreign countries are made in U.S. dollars, and the infrequent disbursements that are made in foreign currencies are reimbursable to BAV in post conversion dollars. Foreign currency transactions of other VSE divisions or subsidiaries are very limited. Accordingly, the Company does not believe that it is exposed to any material foreign currency risk.







ITEM 8.    Financial Statements and Supplementary Data


                        Index To Financial Statements


                                                                         Page
                                                                         ----
     Report of Independent Registered Public Accounting Firm  . . . .     34
     Consolidated Balance Sheets as of December 31, 2006 and 2005 . .     35
     Consolidated Statements of Operations for the years ended
           December 31, 2006, 2005, and 2004  . . . . . . . . . . . .     36
     Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 2006, 2005, and 2004  . .     37
     Consolidated Statements of Cash Flows for the years ended
           December 31, 2006, 2005, and 2004  . . . . . . . . . . . .     38
     Notes to Consolidated Financial Statements . . . . . . . . . . .     39











           Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation:

We have audited the accompanying consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 in the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board No. 123(R), effective January 1, 2006.


                                                 /s/ Ernst & Young LLP


  McLean, Virginia
  February 21, 2007



VSE Corporation and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                             As of December 31,
                                                               2006      2005
                                                               ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . .   $ 8,745   $12,717
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .    66,730    43,926
  Contract inventories . . . . . . . . . . . . . . . . . .     4,459     4,273
  Deferred tax assets  . . . . . . . . . . . . . . . . . .     1,196     1,033
  Other current assets . . . . . . . . . . . . . . . . . .     2,472     2,205
                                                             -------   -------
      Total current assets . . . . . . . . . . . . . . . .    83,602    64,154

Property and equipment, net  . . . . . . . . . . . . . . .     8,409     4,583
Deferred tax assets  . . . . . . . . . . . . . . . . . . .     1,133       682
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .     1,054     1,054
Other assets . . . . . . . . . . . . . . . . . . . . . . .     4,337     3,393
                                                             -------   -------
      Total assets . . . . . . . . . . . . . . . . . . . .   $98,535   $73,866
                                                             =======   =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .   $44,302   $29,752
  Accrued expenses . . . . . . . . . . . . . . . . . . . .    13,486    12,233
  Dividends payable  . . . . . . . . . . . . . . . . . . .       168       141
                                                             -------   -------
      Total current liabilities  . . . . . . . . . . . . .    57,956    42,126

Deferred compensation  . . . . . . . . . . . . . . . . . .     2,183     1,589
Other liabilities  . . . . . . . . . . . . . . . . . . . .       160         -
                                                             -------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .    60,299    43,715
                                                             -------   -------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share, authorized
    15,000,000 shares; issued and outstanding 2,394,081
    in 2006 and 2,359,611 in 2005  . . . . . . . . . . . .       120       118
  Paid-in surplus  . . . . . . . . . . . . . . . . . . . .     7,283     6,348
  Deferred stock-based compensation  . . . . . . . . . . .         -        (1)
  Retained earnings  . . . . . . . . . . . . . . . . . . .    30,833    23,686
                                                             -------   -------
      Total stockholders' equity . . . . . . . . . . . . .    38,236    30,151
                                                             -------   -------
      Total liabilities and stockholders' equity . . . . .   $98,535   $73,866
	                                                     =======   =======


     The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
	                                     For the years ended December 31,
	                                         2006       2005       2004
                                                 ----       ----       ----

Revenues, principally from contracts . . . .  $ 363,734  $ 280,139  $ 216,011

Costs and expenses of contracts  . . . . . .    350,978    269,780    209,841
                                              ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     12,756     10,359      6,170

Selling, general and administrative expenses        694        580        636

Interest (income) expense, net . . . . . . .       (427)      (210)      (102)
                                              ---------  ---------  ---------
Income before income taxes . . . . . . . . .     12,489      9,989      5,636

Provision for income taxes . . . . . . . . .      4,700      3,820      2,191
                                              ---------  ---------  ---------
Income from continuing operations  . . . . .      7,789      6,169      3,445

Discontinued operations:
  Loss from operations before income taxes .          -          -         (2)
  Benefit for income taxes . . . . . . . . .          -          -         (1)
                                              ---------  ---------  ---------
  Loss from discontinued operations  . . . .          -          -         (1)
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $   7,789  $   6,169  $   3,444
                                              =========  =========  =========

Basic earnings per share:
  Income from continuing operations           $    3.29  $    2.66  $    1.54
  Loss from discontinued operations                0.00       0.00       0.00
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $    3.29  $    2.66  $    1.54
                                              =========  =========  =========

Basic weighted average shares outstanding     2,368,725  2,322,736  2,231,848
                                              =========  =========  =========
Diluted earnings per share:
  Income from continuing operations           $    3.21  $    2.58  $    1.49
  Loss from discontinued operations                0.00       0.00       0.00
                                              ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $    3.21  $    2.58  $    1.49
                                              =========  =========  =========
Diluted weighted average shares
 outstanding . . . . . . . . . . . . . . . .  2,424,442  2,392,027  2,309,932
                                              =========  =========  =========


	The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------
(in thousands except per share data)
                                                          Deferred                  Total
                             Common Stock     Paid-In   Stock-based    Retained   Stockholders'
                            Shares   Amount   Surplus   Compensation   Earnings    Investment
                            ------   ------   -------   ------------   --------    ----------
Balance at
  December 31, 2003          2,214   $ 110   $ 3,928      $ (17)       $ 15,037      $19,058

Net income for the year . .      -       -         -          -           3,444        3,444
Exercised stock options . .     62       4       505          -               -          509
Tax benefit of options
  exercised   . . . . . . .      -       -       433          -               -          433
Deferred stock-based
  compensation  . . . . . .      -       -         4         (4)              -            -
Amortization of deferred
  stock-based compensation.      -       -         -         17               -           17
Issuance of stock . . . . .      1       -         9          -               -            9
Dividends declared ($.19) .      -       -         -          -            (427)        (427)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2004          2,277     114     4,879         (4)         18,054       23,043

Net income for the year . .      -       -         -          -           6,169        6,169
Exercised stock options . .     79       4       587          -               -          591
Tax benefit of options
  exercised   . . . . . . .      -       -       761          -               -          761
Deferred stock-based
  compensation  . . . . . .      -       -        (3)         -               -           (3)
Amortization of deferred
  stock-based compensation.      -       -         -          3               -            3
Issuance of stock . . . . .      4       -       124          -               -          124
Dividends declared ($.23) .      -       -         -          -            (537)        (537)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2005          2,360     118     6,348         (1)         23,686       30,151

Net income for the year . .      -       -         -          -           7,789        7,789
Stock-based compensation  .      2       -       308          -               -          308
Exercised stock options . .     31       2       255          -               -          257
Excess tax benefits from
  Share-based payment
  arrangements. . . . . . .      -       -       312          -               -          312
Deferred stock-based
  compensation  . . . . . .      -       -         -          1               -            1
Issuance of stock . . . . .      1       -        60          -               -           60
Dividends declared ($.27) .      -       -         -          -            (642)        (642)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2006          2,394   $ 120   $ 7,283      $   -        $ 30,833      $38,236
                             =====   =====   =======      =====        ========      =======


	      The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------
(in thousands)
                                                                For the years ended December 31,
                                                                     2006     2005     2004
                                                                     ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,789  $ 6,169  $ 3,444
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .    1,882    1,417    1,304
      Loss on sale of property and equipment  . . . . . . . . . .        9        1        -
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .     (614)    (326)    (273)
      Stock-based compensation  . . . . . . . . . . . . . . . . .      308        -        -
      Tax benefit of options exercised  . . . . . . . . . . . . .        -      761      433
      Amortization of deferred stock-based compensation . . . . .        -        -       17
  Change in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable, net . . . . . . . . . . . . . . . . .  (22,804)  (3,652) (18,439)
       Contract inventories . . . . . . . . . . . . . . . . . . .     (186)   4,231   (8,504)
       Other current assets and noncurrent assets . . . . . . . .   (1,310)    (932)    (801)
    Increase (decrease) in:
      Accounts payable and deferred compensation. . . . . . . . .   15,144    3,646   12,655
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .    1,308    4,256    1,332
      Other liabilities . . . . . . . . . . . . . . . . . . . . .      105       55        -
                                                                   -------  -------  -------
          Net cash provided by (used in) operating activities        1,631   15,626   (8,832)
                                                                   -------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . . . . . . . . .   (5,618)  (1,666)  (2,576)
                                                                   -------  -------  -------
          Net cash used in investing activities                     (5,618)  (1,666)  (2,576)
                                                                   -------  -------  -------
Cash flows from financing activities:
  Net proceeds from (repayment of) bank loans . . . . . . . . . .        -   (1,578)   1,578
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .     (615)    (510)    (401)
  Excess tax benefits from share-based payment arrangements . . .      312        -        -
  Proceeds from the exercise of options of common stock . . . . .      258      591      508
  Proceeds from issuance of common stock  . . . . . . . . . . . .       60      124       10
                                                                   -------  -------  -------
          Net cash provided by (used in) financing activities           15   (1,373)   1,695
                                                                   -------  -------  -------

Net (decrease) increase in cash and cash equivalents  . . . . . .   (3,972)  12,587   (9,713)
  Cash and cash equivalents at beginning of year  . . . . . . . .   12,717      130    9,843
                                                                   -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .  $ 8,745  $12,717  $   130
                                                                   =======  =======  =======
Supplemental cash flow disclosures (in thousands):

                                                                     2006     2005     2004
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -  $     2  $     -
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,472  $ 3,153  $ 2,292




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

       	Management of VSE's business operations is conducted under three reportable operating segments, the Federal Group, the International Group, and the Energy and Environmental Group. See Note 15 of the Company's consolidated financial statements for further discussion.

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

(c)  Stock-based Compensation

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

Stock Option Plans

        On December 30, 2005, VSE's board of directors (the "Board") discontinued, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE Stock under VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan and predecessor 1998 Stock Option Plan (the "1998 Plan") were not affected by this Board action.

Accounting for Stock-based Compensation

        Prior to January 1, 2006, the Company had followed the provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company accounted for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized as of December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

        As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net income for the year ended December 31, 2006, was approximately $157 thousand lower or approximately $.07 per share basic and $.06 per share diluted than if it had continued to account for share-based compensation under Opinion 25. The total compensation cost not yet recognized in the Company's income before income taxes as of December 31, 2006 is approximately $181 thousand, to be recognized in 2007.

        Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as
operating cash flows in the Statement of Cash Flows.    SFAS 123(R) requires
the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Statement of Cash Flows has approximately $312 thousand in excess tax benefits classified as cash provided by financing activities for the year ended December 31, 2006. The amount of operating cash flows recognized for such excess tax deductions for the years ended December 31, 2005 and 2004 was approximately $761 thousand and $433 thousand, respectively.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation (in thousands, except per share amounts):
                                       40

                                              Year Ended December 31
                                                 2005        2004
                                                 ----        ----
Net income, as reported . . . . . . . .         $6,169      $3,444
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects . . . . . . . .              -           9

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects . .           (294)       (126)
                                                ------      ------
Pro forma net income  . . . . . . . . .         $5,875      $3,327
                                                ======      ======
Earnings per share:

 Basic - as reported  . . . . . . . . .          $2.66       $1.54
 Diluted - as reported  . . . . . . . .          $2.58       $1.49

 Basic - pro forma  . . . . . . . . . .          $2.53       $1.49
 Diluted - pro forma  . . . . . . . . .          $2.46       $1.44


       The fair value of the options is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the pricing calculations for 2005, and 2004:

                                                 2005        2004
                                                 ----        ----
Risk free interest rate . . . . . . . .          3.28%       2.47%
Dividend yield  . . . . . . . . . . . .          0.79%       1.30%
Expected life . . . . . . . . . . . . .        3 years     3 years
Expected volatility . . . . . . . . . .         60.50%      48.30%


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

                                           Years Ended December 31,
                                         2006        2005        2004
                                         ----        ----        ----
   Basic weighted average
     common shares outstanding . .   2,368,725   2,322,736   2,231,848

   Dilutive effect of options  . .      55,717      69,291      78,084
                                     ---------   ---------   ---------
   Diluted weighted average
     common shares outstanding  . .  2,424,442   2,392,027   2,309,932
                                     =========   =========   =========

(e)  Cash and Cash Equivalents

       Cash and cash equivalents reported by the Company consist of cash balances in the Company's bank accounts and short term temporary invested balances netted by checks issued on the Company's bank accounts that have not yet been presented to the bank for collection. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying value on our consolidated balance sheet approximates fair value.

(f)  Contract Inventories

       	Contract inventories consist of materials purchased and other expenditures arising from and solely and directly attributable to contract requirements. The cost of such contract inventories is expected to be billed to the customer within a relatively short time. These materials and direct supplies are purchased to satisfy contract requirements and are not restocked to maintain any permanent contract inventory levels.

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

        Contracts with the U.S. Government either as a prime or subcontractor, primarily with the U.S. Department of Defense, accounted for approximately 99% of revenues for each of the years ending December 31, 2006, 2005, and 2004. The BAV contract accounted for approximately 29%, 43% and 52% of consolidated revenues during 2006, 2005 and 2004, respectively. The CED Army Equipment Support Programs started in 2006 and accounted for approximately 29% of consolidated revenues during 2006.

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

        A substantial portion of contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The Company's indirect cost rates have been audited and approved for 2003 and prior years and partially audited for 2004 with no material adjustments to the Company's results of operations or financial position. While the Company maintains reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, there can be no assurances that the audits of the indirect cost rates for 2006, 2005 and 2004 will not result in material adjustments to the Company's results of operations or financial position.

        The Company establishes allowances for collection of doubtful accounts. The Company assesses the adequacy of these reserves by considering general factors, such as the length of time individual receivables are past due and historical collection experience. The Company believes that the established valuation allowances are adequate.

(j)  Deferred Compensation Plans

       Deferred compensation plan expense for the years ended December 31, 2006, 2005, and 2004 was $769 thousand, $421 thousand, and $240 thousand, respectively.

       Included in other assets are assets of the deferred compensation plans which include debt and equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $2.2 million and $1.6 million as of December 31, 2006, and 2005, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

(k)  Impairment of Long-Lived Assets

        Long-lived assets include property and equipment to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). The criteria for determining impairment for such long-lived assets to be held and used are determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed under SFAS No. 144 as of December 31, 2006.

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

       	On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which is effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS 109, "Accounting for Income Taxes." The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company has begun to review and evaluate FIN 48 and the impact of its adoption is not expected to be material.


(m)  Discontinued Operations

       	In July 2004, all business operations associated with the Company's TTD division ceased. Accordingly, prior period consolidated financial statements have been restated to reflect the financial results of TTD as discontinued operations. The revenues, costs and expenses of TTD have been excluded from
the respective captions in the Consolidated Statement of Operations.   The
revenue from discontinued operations associated with TTD in the year ended December 31, 2004 was approximately $9 thousand. The loss from discontinued operations associated with TTD, net of tax, in the year ended December 31, 2004 was approximately $1 thousand. Approximately $6 thousand net current liabilities comprised primarily of payables, related to TTD, were included in the December 31, 2005 balance sheet. There were no balances from discontinued operations included in the December 31, 2006 consolidated balance sheet.

(n) Goodwill

        SFAS No. 142 does not permit amortization of goodwill, but requires a review for impairment at least annually, or more frequently if an asset might be impaired, using a fair-value based approach. See Note 7 of the Company's consolidated financial statements for further discussion.


(2)  Accounts Receivable

        The components of accounts receivable as of December 31, 2006 and 2005, were as follows (in thousands):
                                                           2006        2005
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .        $16,424     $14,218
  Unbilled:
    Government retainage  . . . . . . . . . . . .             28          65
    Subcontract retainage . . . . . . . . . . . .          4,000       4,160
    Other (principally December work billed in
	January)  . . . . . . . . . . . . . . . .         46,292      25,539
  Less-Allowance for doubtful accounts  . . . . .            (14)        (56)
                                                         -------     -------
    Total accounts receivable, net                       $66,730     $43,926
                                                         =======     =======

        Unbilled subcontract retainage includes amounts withheld from payments to subcontractors.

        The "Unbilled: Other" includes certain costs for work performed at risk but which the Company believes will be funded by the government. Amounts not presently funded included in "Unbilled: Other" were $369 thousand and $21 thousand as of December 31, 2006, and 2005, respectively.

        The Company generally expects to collect all accounts receivable other than retainages within one year.

	The following table summarizes activity in the allowance for doubtful accounts (in thousands):
                                                                  Additions
                                      Balance at                  Charged to  Balance at
                                      Beginning                   Costs and     End of
Allowance for Doubtful Accounts	      of Period    Deductions(1)   Expenses     Period
-------------------------------       ----------   -------------  ----------  ----------
For the year ended
  December 31, 2006 . . . . . . . .     $56    	       $42           $ -         $14

For the year ended
  December 31, 2005 . . . . . . . .     $52    	       $22           $26         $56

For the year ended
  December 31, 2004 . . . . . . . .     $77    	       $35           $10         $52


  (1) Write-offs and settlements

(3)  Other Current Assets

        Other current assets consisted of the following as of December 31, 2006 and 2005 (in thousands):
                                                           2006        2005
                                                           ----        ----
    Prepaid rent . . . . . . . . . . . . . . . . . . . .  $  639      $  345
    Subcontract receivables  . . . . . . . . . . . . . .     223           -
    Prepaid materials  . . . . . . . . . . . . . . . . .     167         392
    Deferred contract costs  . . . . . . . . . . . . . .     164         106
    Travel advances  . . . . . . . . . . . . . . . . . .     133         299
    Prepaid software license . . . . . . . . . . . . . .     124         164
    Acquired software . . . . . . . . . .  . . . . . . .     114           -
    Federal and state tax receivable . . . . . . . . . .       -         171
    Other  . . . . . . . . . . . . . . . . . . . . . . .     908         728
                                                          ------      ------
       Total other current assets                         $2,472      $2,205
                                                          ======      ======

(4)  Contract Inventories

       The components of contract inventories as of December 31, 2006 and 2005 were as follows (in thousands):
                                                           2006        2005
                                                           ----        ----
    Work in process  . . . . . . . . . . . . . . . . . .  $4,459      $9,965
    Less: Progress payments and customer
       advances received . . . . . . . . . . . . . . . .       -      (5,692)
                                                          ------      ------
       Total contract inventories                         $4,459      $4,273
                                                          ======      ======

       	Inventories at December 31, 2006 and 2005 consisted of materials purchased and other expenditures for use in a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS"), to military vehicles for the U.S. Army. This contract was awarded to VSE in November 2004.

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

       	Work in process inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process inventories at December 31, 2006 and 2005 included applicable indirect cost burdens, including general and administrative costs totaling approximately $608 thousand and $1.3 million thousand, respectively. Indirect cost burdens, including general and administrative costs charged to cost of sales from inventories for the years ended December 31, 2006 and 2005 totaled $3.9 million and $3.4 million, respectively.


(5)  Other Assets

	Other assets consisted of the following as of December 31, 2006 and 2005 (in thousands):
                                                           2006        2005
                                                           ----        ----
    Cash surrender value of life insurance . . . . . .   $ 1,516     $ 1,432
    Deferred compensation. . . . . . . . . . . . . . .     2,183       1,589
    Other assets . . . . . . . . . . . . . . . . . . .       638         372
                                                         -------     -------
       Total other assets                                $ 4,337     $ 3,393
                                                         =======     =======
                                       46

(6)  Property and Equipment

       Property and equipment (recorded at cost) consisted of the following as of December 31, 2006 and 2005(in thousands):
                                                           2006        2005
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 6,064     $ 4,591
    Furniture, fixtures, equipment and other . . . . . .   4,945       3,168
    Leasehold improvements . . . . . . . . . . . . . . .   3,256       2,799
    Buildings and building improvements. . . . . . . . .   2,327       1,259
    Land and land improvements . . . . . . . . . . . . .   1,175         385
                                                         -------     -------
                                                          17,767      12,202
    Less accumulated depreciation and amortization . . .  (9,358)     (7,619)
                                                         -------     -------
       Total property and equipment                      $ 8,409     $ 4,583
                                                         =======     =======

        Depreciation and amortization expense for property and equipment was approximately $1.8 million for 2006, $1.4 million for 2005 and $1.3 million for 2004.


(7)  Goodwill and Intangible Assets

        As part of the August 29, 1995, acquisition of Energetics, the Company recorded approximately $1.7 million of goodwill. Between 1995 and 2001, VSE amortized the goodwill by the straight-line method using a fifteen year life. In accordance with SFAS No. 142, VSE stopped amortizing the goodwill in January 2002, but continues to review it at least annually, or more frequently, if this asset might be impaired, to determine if impairment has occurred. Approximately $1.1 million of unamortized goodwill remains on the books as of December 31, 2006.


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

       	The loan agreement contains terms whereby the Company may borrow against the revolving loan and has the option at any time and from time to time to prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of December 31, 2006 the Company has not been notified by the bank, nor is the Company aware of any default under the loan agreement.

       	The Company pays a fixed annual commitment fee of $20 thousand, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of December 31, 2006, there were no revolving loan amounts outstanding and no letters of credit. As of December 31, 2005, there were no revolving loan amounts outstanding and one letter of credit for approximately $192 thousand. Interest expense incurred for revolving loan amounts borrowed was $0 for 2006 and 2005 and approximately $1 thousand for 2004.

(9)  Accrued Expenses

       The components of accrued expenses as of December 31, 2006 and 2005, were as follows (in thousands):
                                                           2006        2005
                                                           ----        ----
     Accrued bonus . . . . . . . . . . . . . . . . . .   $ 4,386     $ 4,040
     Accrued vacation  . . . . . . . . . . . . . . . .     2,234       1,951
     Accrued salaries  . . . . . . . . . . . . . . . .     2,040       1,745
     Billed amounts in excess of revenue recognition .     1,570       1,618
     Accrued deferred compensation . . . . . . . . . .       768         419
     Accrued insurance . . . . . . . . . . . . . . . .       488         593
     Accrued pension and 401(k) contributions  . . . .       453         446
     Estimated contract disallowances  . . . . . . . .       397         499
     Accrued federal and state taxes . . . . . . . . .       378           -
     Estimated future losses on contracts  . . . . . .         -         320
     Other accrued expenses  . . . . . . . . . . . . .       772         602
                                                         -------     -------
       Total accrued expenses                            $13,486     $12,233
                                                         =======     =======

(10)  ESOP/401(k) Plan and Profit Sharing Plan

       	VSE has an ESOP/401(k) plan that allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. Under the terms of the plan, employer 401(k) contributions are made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. The employer contribution is equal to 50% of the employee deferral on the first 6% of the employee pay deferred. The Company expense associated with this plan for 2006, 2005, and 2004 was $584 thousand, $578 thousand, and $415 thousand, respectively.

       	Prior to April 1, 1999, the Company made contributions under this plan into an ESOP trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Subsequent to April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions. The ESOP/401(k) plan held 238,867 shares and 262,913 shares of VSE stock as of December 31, 2006 and 2005, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

        Energetics maintains a profit sharing plan for employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2006, 2005, and 2004 was $412 thousand, $420 thousand, and $443 thousand, respectively.


(11)  Stock Option Plans

        On December 30, 2005, the board of directors of VSE Corporation (the "Board") directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE common stock ("VSE Stock") under VSE's 2004 Stock Option Plan approved by VSE' stockholders on May 3, 2005 (the "2004 Plan"). The options outstanding under the 2004 Plan, as of December 30, 2006, were not affected by this Board action. In addition, the options to purchase shares of VSE Stock under VSE's 1998 Stock Option Plan (the "1998 Plan") were not affected by this Board action.

        The primary reason for the Board's suspension of option awards under the 2004 Plan was the potential impact on VSE's results of operations from the application of SFAS 123 (R) to share-based payments to employees, including stock option awards.

(a)  2004 Stock Option Plan

	As of December 31, 2006, options issued under the 2004 Plan for up to 66,750 shares of VSE Common Stock, par value $.05 per share ("shares" or "VSE Stock") remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of VSE shares on the date of grant. Each option vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

(b)  1998 Stock Option Plan

       As of December 31, 2006, options issued under the 1998 Plan for up to 99,875 shares remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

       Information with respect to stock options is as follows:
                                  Weighted         Weighted          Weighted
                                  Average          Average           Average
                                  Exercise         Exercise          Exercise
                            2006   Price     2005   Price     2004    Price
                            ----   -----     ----   -----     ----    -----
Number of shares under
 stock options:
 Outstanding at beginning
  of year . . . . . . . .  197,563  $15.83  211,625  $ 9.51  212,250  $ 8.07
 Granted  . . . . . . . .        -       -   70,000   25.17   65,500   12.82
 Exercised  . . . . . . .  (30,938)   8.31  (79,312)   7.45  (62,125)   8.19
 Forfeited  . . . . . . .        -       -   (4,750)      -        -       -
 Terminations . . . . . .        -       -        -       -   (4,000)   8.03
                           -------  ------  -------  ------  -------  ------
 Outstanding at end
  of year                  166,625  $17.22  197,563  $15.83  211,625  $ 9.51
                           =======  ======  =======  ======  =======  ======
 Exercisable at end
  of year                  149,125  $16.29  146,438  $13.93  161,938  $ 8.70
                           =======  ======  =======  ======  =======  ======
Weighted average remaining
  contractual life         2 years          3 years          2 years

Weighted average fair
 value of options granted    $   -            $4.70            $2.76
                             =====            =====            =====

       The total intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $827 thousand, $2.0 million and $317 thousand, respectively. The aggregate intrinsic value of options outstanding as of December 31, 2006, 2005 and 2004 was approximately $2.8 million, $5.2 million and $3.3 million, respectively. At December 31, 2006, there was approximately $181 thousand of unrecognized compensation cost related to nonvested stock options which the Company expects to recognize in 2007.

       The following table summarizes the range of exercise prices for options outstanding at December 31, 2006:
                                 Outstanding Options
                                 -------------------
                                                             Exercisable Options
                                       Weighted              -------------------
                                        Average   Weighted              Weighted
                                      Contractual  Average               Average
                           Number of     Life     Exercise   Number of  Exercise
Range of Exercise Prices     Shares   (in years)    Price      Shares     Price
------------------------     ------   ----------    -----      ------     -----

$10.73 . . . . . . . . .      43,250       1       $10.73      43,250    $10.73
$12.82 . . . . . . . . .      56,625       2        12.82      56,625     12.82
$25.17 . . . . . . . . .      66,750       3        25.17      49,250     25.17
                             -------       -       ------     -------    ------
      Total                  166,625       2       $17.24     149,125    $16.29
                             =======       =       ======     =======    ======

(12)	Restricted Stock Plan

	The Company has adopted a restricted stock plan for its directors, officers and other employees. Under the provisions of the plan, the Company is authorized to issue 125,000 shares of VSE common stock. The Compensation Committee is responsible for the administration of the 2006 Plan. The shares issued under the 2006 Plan may, at the Company's option, be either shares held in treasury or shares originally issued. The Compensation Committee shall determine each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in an award agreement between the Company and the recipient of the award. As of December 31, 2006, 123,200 restricted shares were available for grant under this plan.

       On June 27, 2006, the Company granted 1,800 shares of restricted VSE Stock to the Company's outside Directors under the 2006 Plan. The fair market value on the grant date was $31.50 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to the restricted stock grants was approximately $57 thousand for the year ended December 31, 2006.


(13)  Income Taxes

       The Company files consolidated federal income tax returns with all of its subsidiaries. The components of the provision for income taxes from continuing operations for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

                                                   2006     2005     2004
                                                   ----     ----     ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $4,521   $3,475   $1,989
     State . . . . . . . . . . . . . . . . . . .     793      671      475
                                                  ------   ------   ------
                                                   5,314    4,146    2,464
  Deferred
     Federal . . . . . . . . . . . . . . . . . .    (546)    (288)    (202)
     State   . . . . . . . . . . . . . . . . . .     (68)     (38)     (71)
                                                  ------   ------   ------
                                                    (614)    (326)    (273)
                                                  ------   ------   ------
  Provision for income taxes                      $4,700   $3,820   $2,191
                                                  ======   ======   ======

       The benefit for income taxes from discontinued operations for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

                                                   2006     2005     2004
                                                   ----     ----     ----
  Current  . . . . . . . . . . . . . . . . . . .  $   -    $   -   $   (1)
  Deferred . . . . . . . . . . . . . . . . . . .      -        -        -
                                                  ------   ------   ------
     Total income tax benefit                     $   -    $   -   $   (1)
                                                  ======   ======   ======

       The differences between the amount of tax computed at the federal statutory rate of 34% and the provision for income taxes for 2006, 2005, and 2004 are as follows (in thousands):

                                                   2006     2005     2004
                                                   ----     ----     ----
  Tax at statutory federal income
     tax rate at 34% . . . . . . . . . . . . . .  $4,246   $3,396   $1,916
  Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .     479      417      266
     Permanent differences, net  . . . . . . . .      15        6        9
     Other, net  . . . . . . . . . . . . . . . .     (40)       1        -
                                                  ------   ------   ------
  Provision for income taxes                      $4,700   $3,820   $2,191
                                                  ======   ======   ======
                                       50

        The Company's deferred tax assets (liabilities) as of December 31, 2006 and 2005 which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):

                                                           2006        2005
                                                           ----        ----
   Current deferred tax assets   . . . . . . . . . .      $1,357      $1,247
   Current deferred tax liabilities  . . . . . . . .        (161)       (214)
                                                          ------      ------
     Net current deferred tax assets                       1,196       1,033
                                                          ------      ------
   Noncurrent deferred tax assets  . . . . . . . . .       1,974       1,480
   Noncurrent deferred tax liabilities . . . . . . .        (841)       (798)
                                                          ------      ------
     Net noncurrent deferred tax assets                    1,133         682
                                                          ------      ------
   Net deferred tax assets                                $2,329      $1,715
                                                          ======      ======
       The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows (in thousands):
                                                           2006        2005
                                                           ----        ----
   Deferred compensation and accrued paid leave  . .      $2,008      $1,558
   Accrued expenses  . . . . . . . . . . . . . . . .         219         101
   Accelerated depreciation  . . . . . . . . . . . .         164          65
   Reserve for contract and other disallowances  . .         153         198
   Stock option expense  . . . . . . . . . . . . . .          96           -
   Retainages not taxed until billed   . . . . . . .          15          (7)
   Reserve for doubtful accounts . . . . . . . . . .           5          16
   Reserve for future losses . . . . . . . . . . . .           -         126
   Deferred revenues . . . . . . . . . . . . . . . .        (141)       (180)
   Intangible assets . . . . . . . . . . . . . . . .        (230)       (185)
   Other . . . . . . . . . . . . . . . . . . . . . .          40          23
                                                          ------      ------
   Net deferred tax assets                                $2,329      $1,715
                                                          ======      ======

(14)  Commitments and Contingencies

(a)  Leases and other commitments

       The Company and its subsidiaries have various non-cancelable operating leases for facilities, equipment, and software with terms between two and ten years. Rent expense is recognized on a straight-line basis for rent agreements having escalating rent.  Payments on these leases for 2006, 2005, and 2004 were:
                                               (in thousands)
                                    ------------------------------------------
                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2006 . . . . . . . . . . .    $4,128             $  930          $3,198
       2005 . . . . . . . . . . .     3,733                922           2,811
       2004 . . . . . . . . . . .     3,692                566           3,126

        Future minimum annual non-cancelable commitments as of December 31, 2006 are as follows:
                                               (in thousands)
                                    ------------------------------------------
                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2007 . . . . . . . . . . .    $ 5,106            $  894         $ 4,212
       2008 . . . . . . . . . . .      4,642               363           4,279
       2009 . . . . . . . . . . .      3,642                95           3,547
       2010 . . . . . . . . . . .      3,009                 -           3,009
       2011 . . . . . . . . . . .      2,476                 -           2,476
       Thereafter . . . . . . . .      6,312                 -           6,312
                                     -------            ------         -------
          Total                      $25,187            $1,352         $23,835
                                     =======            ======         =======

(b)  Contingencies

       	VSE and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(15)  Business Segment and Customer Information

	Segment Information

        During the fourth quarter of 2006, management changed the method in which operating segments are aggregated for reporting. All prior periods have been adjusted to conform to the current reporting structure.

       	Management of VSE's business operations is conducted under three reportable operating segments, the Federal Group, the International Group, and the Energy and Environmental Group.

       	Federal Group - VSE's Federal Group provides engineering, technical, management, integrated logistics support, and information technology services to all U.S. military services and other government agencies. It consists of four divisions: CED, ELD, MSD and SED.


       	International Group - VSE's International Group provides engineering, industrial, logistics, and foreign military sales services to the U.S. military and other government agencies. It consists of three divisions: BAV, VCG and FMD.

        Energy and Environmental Group - VSE's Energy and Environmental Group provides high-level consulting services in the field of energy and environmental management. The Energy and Environmental Group includes VSE's wholly owned subsidiary, Energetics, Inc.

        These segments operate under separate management teams and discrete financial information is produced for each segment. The Company evaluates segment performance based on consolidated revenues and profits or losses from operations before income taxes. The accounting policies of each segment are the same as the policies described in Note 1: Summary of Significant Accounting Policies. The Company's segment information is as follows (in thousands):

                                                   2006      2005      2004
                                                   ----      ----      ----
Revenues from continuing operations:
  Federal Group                                 $190,956  $ 81,628  $ 42,318
  International Group                            158,452   185,784   161,988
  Energy and Environmental Group                  14,269    12,693    11,693
  Corporate                                           57        34        12
                                                --------  --------  --------
    Total revenues                              $363,734  $280,139  $216,011
                                                ========  ========  ========
Income from continuing operations before
  income taxes:
  Federal Group                                 $  5,432  $  5,118  $  1,867
  International Group                              5,487     3,700     2,730
  Energy and Environmental Group                   1,795     1,353     1,407
  Corporate/unallocated expenses                    (225)     (182)     (368)
                                                --------  --------  --------
    Income from continuing operations
      before income taxes                       $ 12,489  $  9,989  $  5,636
                                                ========  ========  ========

(15)  Business Segment and Customer Information (continued)

                                                   2006      2005      2004
                                                   ----      ----      ----
Interest (income) expense:
  Federal Group                                 $    423  $    266  $     29
  International Group                               (258)      (30)       30
  Energy and Environmental Group                    (218)     (115)      (58)
  Corporate                                         (374)     (330)     (103)
                                                --------  --------  --------
    Total interest (income) expense             $   (427) $   (210) $   (102)
                                                ========  ========  ========
Total assets:
  Federal Group                                 $ 40,670  $ 15,649  $ 15,279
  International Group                             33,541    33,373    35,442
  Energy and Environmental Group                   4,174     3,087     2,491
  Corporate                                       20,150    21,757     7,140
                                                --------  --------  --------
    Total assets                                $ 98,535  $ 73,867  $ 60,352
                                                ========  ========  ========
Depreciation and amortization expense:
  Federal Group                                 $  1,044  $    487  $    302
  International Group                                655       764       823
  Energy and Environmental Group                     183       166       179
                                                --------  --------  --------
    Total depreciation and amortization         $  1,882  $  1,417  $  1,304
                                                ========  ========  ========
Capital expenditures:
  Federal Group                                 $  2,258  $    773  $    895
  International Group                                519       336       291
  Energy and Environmental Group                      99        72       100
  Corporate                                        2,742       485     1,290
                                                --------  --------  --------
    Total capital expenditures                  $  5,618  $  1,666  $  2,576
                                                ========  ========  ========

	Revenues are net of inter-segment eliminations. Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments. Corporate assets are primarily cash and fixed assets.

	Customer Information

	The Company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the Company's services is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Navy, Army, and Air Force. The Company's revenue by Customer is as follows (in thousands):

                         2006               2005               2004
Source of Revenue      Revenues      %    Revenues      %    Revenues      %
-----------------      --------      -    --------      -    --------      -
Army/Army Reserve      $174,473    48.0   $ 56,019    20.0   $ 27,384    12.7
Navy                    164,788    45.3    196,363    70.1    157,433    72.9
Other                    24,473     6.7     27,757     9.9     31,194    14.4
                       --------   -----   --------   -----   --------   -----
  Total Revenues       $363,734   100.0   $280,139   100.0   $216,011   100.0
                       ========   =====   ========   =====   ========   =====

        VSE does not measure revenue or profit by product or service lines, either for internal management or external financial reporting purposes, because it would be impractical to do so. Products offered and services performed are determined by contract requirements and the types of products and services provided for one contract bear no relation to similar products and services provided on another contract. Products and services provided vary when new contracts begin or current contracts expire. In many cases, more than one product or service is provided under a contract or contract task order. Accordingly, cost and revenue tracking is designed to best serve contract requirements and segregating costs and revenues by product or service lines in situations for which it is not required would be difficult and costly to both VSE and its customers.

(16)  Selected Quarterly Data (Unaudited)

       The following table shows selected quarterly data for 2006 and 2005, in thousands, except earnings per share:
                                                       2006 Quarters
                                                       -------------
                                              1st      2nd       3rd       4th
                                              ---      ---       ---       ---
Revenues . . . . . . . . . . . . . . . .   $63,300  $94,844  $103,630  $101,960
                                           =======  =======  ========  ========
Gross profit . . . . . . . . . . . . . .   $ 2,388  $ 3,490     3,173  $  3,705
                                           =======  =======  ========  ========

Income from continuing operations  . . .   $ 1,485  $ 2,027  $  1,889  $  2,388
Loss from discontinued operations  . . .         -        -         -         -
                                           -------  -------  --------  --------
Net income . . . . . . . . . . . . . . .   $ 1,485  $ 2,027  $  1,889  $  2,388
                                           =======  =======  ========  ========

Basic earnings per share:
Income from continuing operations  . . .   $   .63  $   .86  $    .80  $   1.01
Loss from discontinued operations  . . .         -        -         -         -
                                           -------  -------  --------  --------
Net income per share . . . . . . . . . .   $   .63  $   .86  $    .80  $   1.01
                                           =======  =======  ========  ========
Weighted average shares outstanding  . .     2,361    2,367     2,371     2,376
                                           =======  =======  ========  ========
Diluted earnings per share:
Income from continuing operations  . . .   $   .61  $   .84  $    .78  $    .99
Loss from discontinued operations  . . .         -        -         -         -
                                           -------  -------  --------  --------
Net income per share . . . . . . . . . .   $   .61  $   .84  $    .78  $    .99
                                           =======  =======  ========  ========
Weighted average shares outstanding  . .     2,433    2,420     2,421     2,423
                                           =======  =======  ========  ========

                                                       2005 Quarters
                                                       -------------
                                              1st      2nd       3rd       4th
                                              ---      ---       ---       ---
Revenues . . . . . . . . . . . . . . . .   $65,919  $72,682  $ 76,600  $ 64,938
Gross profit . . . . . . . . . . . . . .   $ 2,164  $ 2,966  $  2,717  $  2,512
Income from continuing operations  . . .   $ 1,304  $ 1,765  $  1,587  $  1,513
Loss from discontinued operations  . . .         -        -         -         -
                                           -------  -------  --------  --------
Net income . . . . . . . . . . . . . . .   $ 1,304  $ 1,765  $  1,587  $  1,513
                                           =======  =======  ========  ========

Basic earnings per share:
Income from continuing operations  . . .   $   .57  $   .76  $    .68  $    .64
Loss from discontinued operations  . . .         -        -         -         -
                                           -------  -------  --------  --------
Net income per share . . . . . . . . . .   $   .57  $   .76  $    .68  $    .64
                                           =======  =======  ========  ========
Weighted average shares outstanding  . .     2,279    2,311     2,348     2,351
                                           =======  =======  ========  ========
Diluted earnings per share:
Income from continuing operations  . . .   $   .55  $   .74  $    .66  $    .63
Loss from discontinued operations  . . .         -        -         -         -
                                           -------  -------  --------  --------
Net income per share . . . . . . . . . .   $   .55  $   .74  $    .66  $    .63
                                           =======  =======  ========  ========
Weighted average shares outstanding  . .     2,354    2,377     2,417     2,419
                                           =======  =======  ========  ========

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

        There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.   Other Information

	None.



                                   PART III

	Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's definitive proxy statement relating to its Annual Meeting of Stockholders scheduled for May 1, 2007 (the "Proxy Statement") to be filed with the SEC.


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


                                   PART IV

ITEM 15.   Exhibits, Financial Statement and Schedules

        1. Financial Statements

           The consolidated financial statements are listed under Item 8 of this report.

        2. Supplemental Financial Statement Schedules

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

                                     VSE CORPORATION

Date:  March 2, 2007                 By:  /S/ D. M. Ervine
                                          ---------------------------
                                          D. M. Ervine
                                          Chairman, President,
                                          Chief Executive Officer and
                                          Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                       Title                       Date
-------------------------------------------------------------------------------

/s/ Donald M. Ervine              Chairman, President,           March 2, 2007
----------------------------      Chief Executive Officer,
Donald M. Ervine		  Chief Operating Officer

/s/ Craig S. Weber                Executive Vice President,      March 2, 2007
----------------------------      Chief Administrative
Craig S. Weber			  Officer, Secretary

/s/ Thomas R. Loftus              Executive Vice President and   March 2, 2007
----------------------------      Chief Financial Officer
Thomas R. Loftus		  (Principal Financial and
                                  Accounting Officer)

/s/ Clifford M. Kendall           Director			 March 2, 2007
----------------------------
Clifford M. Kendall

/s/ Calvin S. Koonce              Director			 March 2, 2007
----------------------------
Calvin S. Koonce

/s/ James F. Lafond               Director                       March 2, 2007
----------------------------
James F. Lafond

/s/ David M. Osnos                Director			 March 2, 2007
----------------------------
David M. Osnos

/s/ Jimmy D. Ross                 Director			 March 2, 2007
----------------------------
Jimmy D. Ross

/s/ Bonnie K. Wachtel             Director			 March 2, 2007
----------------------------
Bonnie K. Wachtel

                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     3       Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996	          *
               By-Laws of VSE Corporation as amended through
                 November 1, 2005 			                  *
     4       Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)		          *
     9       Voting trust agreement                               Not Applicable
    10       Material contracts
		Employment Agreement entered into as of December 10,
		  1997, by and between VSE Corporation and
		  Craig S. Weber (Exhibit VIII to form 10-K dated
		  March 7, 2001)                                          *
       Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)                                            *
             Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)                                            *
		Employment Agreement dated as of March 10, 2004,
               By and between VSE Corporation and Thomas G. Dacus
               (Exhibit 10.1 to form 10-Q dated April 28, 2004)	          *
		Employment Agreement dated as of July 1, 2004,
               By and between VSE Corporation and Thomas R. Loftus
               (Exhibit 10.1 to form 10-Q dated July 30, 2004)	          *
             VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 as amended by the
               Board through March 9, 2004 (Exhibit 10.2 to
               Form 10-Q dated April 28, 2004) 			  	  *
		VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)		  *
		VSE Corporation 1998 Non-employee Directors Stock Plan
              (Appendix B to Registrant's definitive proxy statement
              for the Annual Meeting of Stockholders held on May 6, 1998) *
		VSE Corporation 2004 Stock Option Plan (Appendix B to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 3, 2004)		  *
		VSE Corporation 2004 Non-employee Directors Stock Plan
               (Appendix C to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on
               May 3, 2004)                               		  *
    13       Annual report to security holders, Form 10-Q
               or selected quarterly data	                    Exhibit 13
    16       Letter re change in certifying accountant            Not Applicable
    18       Letter re change in accounting principles            Not Applicable
    21       Subsidiaries of the Registrant 		     	    Exhibit 21
    12       Statements re computation of ratios                  Not Applicable
    22       Published report regarding matters submitted
             to vote of security holders                          Not Applicable
    23.1     Consent of independent registered public accounting
             firm                                                   Exhibit 23.1

                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
    24       Power of attorney                                    Not Applicable
    31.1     Section 302 CEO Certification                          Exhibit 31.1
    31.2     Section 302 CFO and PAO Certification                  Exhibit 31.2
    32.1     Section 906 CEO Certification                          Exhibit 32.1
    32.2     Section 906 CFO and PAO Certification                  Exhibit 32.2
    99	     Audit Committee Charter (as adopted by the Board
               Of Directors of VSE Corporation on March 9, 2004
               (Appendix A to Registrant's definitive proxy
               statement for the Annual Meeting of Stockholders
               held on May 3, 2004                                        *


 *Document has been filed as indicated and is incorporated by reference herein.




