Form 10-Q
period 2007-03-31
VSE CORP
filed 2007-04-30
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended March 31, 2007       Commission File Number:  0-3676



                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



                DELAWARE                             54-0649263
      (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)            Identification No.)

         2550 Huntington Avenue
          Alexandria, Virginia              22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
 Common Stock, par value $.05 per share           NASDAQ Global Market

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

Number of shares of Common Stock outstanding as of April 30, 2007:  2,431,363.




VSE Corporation and Subsidiaries
--------------------------------------------------------------------------------

Forward Looking Statements

This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") on March 5, 2007.

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

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                     March 31,    December 31,
                                                       2007          2006
                                                       ----          ----
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $  9,394      $  8,745
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .    83,214        66,730
  Contract inventories . . . . . . . . . . . . . .     2,324         4,459
  Deferred tax assets  . . . . . . . . . . . . . .     1,356         1,196
  Other current assets . . . . . . . . . . . . . .     3,388         2,472
                                                    --------      --------
    Total current assets . . . . . . . . . . . . .    99,676        83,602

Property and equipment, net  . . . . . . . . . . .     8,922         8,409
Deferred tax assets  . . . . . . . . . . . . . . .     1,308         1,133
Goodwill . . . . . . . . . . . . . . . . . . . . .     1,054         1,054
Other assets . . . . . . . . . . . . . . . . . . .     5,139         4,337
                                                    --------      --------
    Total assets . . . . . . . . . . . . . . . . .  $116,099      $ 98,535
                                                    ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .  $ 59,041      $ 44,302
  Accrued expenses   . . . . . . . . . . . . . . .    11,842        13,486
  Dividends payable  . . . . . . . . . . . . . . .       170           168
                                                    --------      --------
    Total current liabilities  . . . . . . . . . .    71,053        57,956

Deferred compensation  . . . . . . . . . . . . . .     2,997         2,183
Other liabilities  . . . . . . . . . . . . . . . .       309           160
                                                    --------      --------
    Total liabilities  . . . . . . . . . . . . . .    74,359        60,299
                                                    --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    Authorized 15,000,000 shares; issued and
    outstanding 2,431,363 in 2007 and 2,394,081
    shares in 2006 . . . . . . . . . . . . . . . .       122           120
  Paid-in capital  . . . . . . . . . . . . . . . .     8,227         7,283
  Retained earnings  . . . . . . . . . . . . . . .    33,391        30,833
                                                    --------      --------
    Total stockholders' equity . . . . . . . . . .    41,740        38,236
                                                    --------      --------
    Total liabilities and stockholders' equity . .  $116,099      $ 98,535
                                                    ========      ========





     The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                        For the three months
                                                           ended March 31,
                                                          2007         2006
                                                          ----         ----
Revenues, principally from contracts . . . . . . . .  $ 120,689    $  63,300

Costs and expenses of contracts  . . . . . . . . . .    116,248       60,912
                                                      ---------    ---------
Gross profit . . . . . . . . . . . . . . . . . . . .      4,441        2,388

Selling, general and administrative expenses . . . .        151          123

Interest income, net . . . . . . . . . . . . . . . .       (116)        (137)
                                                      ---------    ---------
Income before income taxes . . . . . . . . . . . . .      4,406        2,402

Provision for income taxes . . . . . . . . . . . . .      1,677          917
                                                      ---------    ---------
Net income . . . . . . . . . . . . . . . . . . . . .  $   2,729    $   1,485
                                                      =========    =========

Basic earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    1.14    $    0.63
                                                      =========    =========
Basic weighted average shares outstanding             2,403,712    2,361,261
                                                      =========    =========

Diluted earnings per share:

Net income . . . . . . . . . . . . . . . . . . . . .  $    1.12    $    0.61
                                                      =========    =========
Diluted weighted average shares outstanding           2,444,767    2,433,317
                                                      =========    =========

Dividends declared per share                          $    0.07    $    0.06
                                                      =========    =========








  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Unaudited)
-----------------------------------------------------------------------------------------
(in thousands except per share data)
                                                                                 Total
                                     Common Stock     Paid-In    Retained   Stockholders'
                                    Shares   Amount   Surplus    Earnings    Investment
                                    ------   ------   -------    --------    ----------
Balance at
  December 31, 2006                  2,394   $ 120   $ 7,283     $ 30,833     $ 38,236

Net income for the period . . . .        -       -         -        2,729        2,729
Stock-based compensation  . . . .        2       -       126            -          126
Exercised stock options . . . . .       35       2       433            -          435
Excess tax benefits from
  Share-based payment
  arrangements. . . . . . . . . .        -       -       385            -          385
Dividends declared ($.07) . . . .        -       -         -         (171)        (171)
                                     -----   -----   -------     --------     --------
Balance at
  March 31, 2007                     2,431   $ 122   $ 8,227     $ 33,391     $ 41,740
                                     =====   =====   =======     ========     ========




















   The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(in thousands)
                                                          For the three months
                                                             ended March 31
                                                              2007     2006
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 2,729  $ 1,485
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .      601      391
     Loss on sale of property and equipment  . . . . . . .        -        1
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (335)    (308)
     Stock-based compensation  . . . . . . . . . . . . . .      126       63
Change in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable, net. . . . . . . . . . . . . . .  (16,484)     (72)
     Contract inventories  . . . . . . . . . . . . . . . .    2,135     (384)
     Other current assets and noncurrent assets  . . . . .   (1,743)  (1,896)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .   15,553      128
     Accrued expenses  . . . . . . . . . . . . . . . . . .   (1,644)  (3,249)
     Other liabilities . . . . . . . . . . . . . . . . . .      149       40
                                                            -------  -------
       Net cash provided by (used in) operating activities    1,087   (3,801)
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment  . . . . . . . . . .   (1,089)    (914)
                                                            -------  -------
       Net cash used in investing activities                 (1,089)    (914)
                                                            -------  -------
Cash flows from financing activities:
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (169)    (141)
  Excess tax benefits from share-based
    payment arrangements . . . . . . . . . . . . . . . . .      385       37
  Proceeds from the exercise of options of common stock  .      435       74
                                                            -------  -------
       Net provided by (used in)in financing activities         651      (30)
                                                            -------  -------

Net increase (decrease) in cash and cash equivalents . . .      649   (4,745)
  Cash and cash equivalents at beginning of period . . . .    8,745   12,717
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 9,394  $ 7,972
                                                            =======  =======






   The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company's consolidated financial position and results of operations when it becomes effective in 2008.

Contract Inventories

The components of contract inventories as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

                                                            2007      2006
                                                            ----      ----
Work in process  . . . . . . . . . . . . . . . . . . . .  $ 2,324   $ 4,459
                                                          -------   -------
   Total contract inventories                             $ 2,324   $ 4,459
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

Work in process inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process inventories at March 31, 2007 and December 31, 2006 included applicable indirect cost burdens, including general and administrative costs totaling approximately $317 thousand and $608 thousand, respectively. Indirect cost burdens, including general and administrative costs charged to cost of sales from inventories for the periods ended March 31, 2007 and December 31, 2006 totaled $946 thousand and $3.9 million, respectively.

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

The loan agreement contains terms whereby the Company may borrow against the revolving loan and has the option at any time and from time to time to prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of March 31, 2007 the Company has not been notified by the bank, nor is the Company aware of any default under the loan agreement.

The Company pays a fixed annual commitment fee of $20 thousand, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of March 31, 2007 and December 31, 2006, there were no revolving loan amounts outstanding and no letters of credit. There was no interest expense incurred during the three months ended March 31, 2007 and 2006.

Stock-based Compensation

2006 Restricted Stock Plan

On May 2, 2006, the Company's stockholders approved the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan"). Under the 2006 Plan, not more than a total of 125,000 shares of VSE Common Stock, par value $.05 per share ("shares" or "VSE Stock") may be issued. The shares issued under the 2006 Plan may, at the Company's option, be either shares held in treasury or shares originally issued.

On January 2, 2007 and June 27, 2006, the Company granted 2,400 shares and 1,800 shares, respectively, of restricted VSE Stock to the Company's outside Directors under the 2006 Plan. The fair market value on the grant date was $33.67 and $31.50 per share, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


The Company notified certain employees of their participation in the 2006
VSE Corporation Restricted Stock Plan for calendar year 2007 on January 3, 2007. Accordingly, such employees are eligible to receive an award based on VSE's financial performance for 2007. The earned amount will be expensed ratably over the vesting period of approximately three years, including the service period of one year which begins on January 1, 2007. As a result, the Company has recognized approximately $53 thousand in related expense during the first quarter of 2007.


Stock Option Plans

2004 Stock Option Plan

As of March 31, 2007, options issued under the 2004 Plan for up to 64,500 shares remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of VSE shares on the date of grant. Each option vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

1998 Stock Option Plan

As of March 31, 2007, options issued under the 1998 Plan for up to 67,243 shares remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

Accounting for Stock-based Compensation

Prior to January 1, 2006, the Company had followed the provisions of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, the Company accounted for stock-based compensation under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, using the intrinsic value method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net income for the three month ended March 31, 2007 and 2006 was approximately $28 thousand lower or approximately $.01 per share basic and diluted and $39 thousand lower or approximately $.02 per share basic and diluted, respectively, than if it had continued to account for share-based compensation under Opinion 25. The total compensation cost not yet recognized in the Company's income before income taxes as of March 31, 2007 is approximately $136 thousand, to be recognized over approximately nine months.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows
in  the  Statement of Cash Flows.   SFAS 123(R) requires the cash flows

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $385 thousand and $37 thousand in excess tax benefits classified as cash provided by financing activities for the three months ended March 31, 2007 and 2006, respectively, would have been classified as cash provided by operating activities if the Company had not adopted SFAS 123(R).

Set forth below is a summary of the Company's stock option activity for the three months ended March 31, 2007 and 2006:
                                                 Weighted            Weighted
                                                 Average             Average
                                                 Exercise            Exercise
                                         2007     Price      2006     Price
                                         ----     -----      ----     -----
Number of shares under
 stock options:
 Outstanding at beginning of period    166,625   $17.22    197,563   $15.83
 Exercised                             (34,882)   12.46     (4,500)   16.36
                                       -------   ------    -------   ------
Outstanding at end of period           131,743   $18.49    193,063   $15.82
                                       =======   ======    =======   ======

Exercisable at end of period           114,243   $17.46    141,938   $13.85
                                       =======   ======    =======   ======
Weighted average remaining
  contractual life                     1 Year              2 Years

The aggregate intrinsic values of outstanding, exercisable and exercised stock options as of March 31, 2007 and 2006 are as follows (in thousands):

                                         2007                2006
                                         ----                ----
  Outstanding stock options             $2,987              $4,958
  Exercisable stock options             $2,707              $3,924
  Exercised stock options               $1,020              $  115

As of March 31, 2007, there was approximately $136 thousand of unrecognized compensation cost related to nonvested stock options which the Company expects to recognize during 2007.

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

                                         Three Months Ended March 31,
                                               2007        2006
                                               ----        ----
   Basic weighted average
     common shares outstanding              2,403,712   2,361,261
   Diluted effect of options                   41,055      72,056
                                            ---------   ---------
   Diluted weighted average
     common shares outstanding              2,444,767   2,433,317
                                            =========   =========

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Uncertainty in Income Taxes

The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

As of March 31, 2007, the Company has accrued approximately $75 thousand related to expected interest payments to the Internal Revenue Service ("IRS") for an open tax issue. This issue is a temporary difference that should not materially impact future tax liabilities.

The Company files income tax returns in the U.S. federal jurisdiction, and in various states.

Litigation

VSE and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

Segment Information

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


These segments operate under separate management teams and discrete financial information is produced for each segment. The Company evaluates segment performance based on consolidated revenues and profits or losses from operations before income taxes. The Company's segment information for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

                                                     2007        2006
                                                     ----        ----
Revenues from continuing operations:
  Federal Group                                   $ 70,503     $20,205
  International Group                               46,904      39,849
  Energy and Environmental Group                     3,246       3,224
  Corporate                                             36          22
                                                  --------     -------
    Total revenues                                $120,689     $63,300
                                                  ========     =======
Income from continuing operations before
  income taxes:
  Federal Group                                   $  2,726     $   706
  International Group                                1,487       1,322
  Energy and Environmental Group                       313         376
  Corporate/unallocated expenses                      (120)         (2)
                                                  --------     -------
    Income from continuing operations
      before income taxes                         $  4,406     $ 2,402
                                                  ========     =======

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

                                               2007             2006
Source of Revenue                            Revenues    %    Revenues    %
-----------------                            --------    -    --------    -
Army/Army Reserve                            $ 65,884   54.6  $ 11,323   17.9
Navy                                           40,421   33.5    45,040   71.2
Other                                          14,384   11.9     6,937   10.9
                                             --------  -----  --------  -----
  Total Revenues                             $120,689  100.0  $ 63,300  100.0
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

VSE previously conducted business operations in other subsidiaries and divisions that had no operating activity in 2006 and 2007.

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

Federal Group - VSE's Federal Group provides engineering, technical, management, integrated logistics support, and information technology services to all U.S. military services and other government agencies. It consists of four divisions
- CED, ELD, MSD, and SED.

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

CED Army Equipment Support Program - In December 2005, VSE's CED Division was awarded a task order on its Rapid Response support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Services provided under this program include deployed sustainment management, deployed logistics and repairs management, unique system training and curriculum support, resource management, and acquisition and administrative support. Work on this program began in 2006.

Substantially all of the services on this task order are provided by CED's subcontractor. CED provides certain program management services. The contract task order has a base year valued at approximately $139 million and an additional one-year option period valued at approximately $212 million. This program contributed significantly to VSE's revenues in 2006 and the first quarter of 2007, and based on the contract value and a significant level of contract funding and funded backlog, is expected to contribute significantly to VSE's revenues in the remaining three quarters of 2007; however, profit margins on subcontract work such as this are lower than on work performed by Company personnel.

ELD provides full life cycle engineering, logistics, maintenance, and refurbishment services to extend and enhance the life of existing equipment. ELD principally supports the U.S. Army, Army Reserve, and Army National Guard with core competencies in combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration, and configuration management.

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

SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. SED principally supports U.S. Army, Air Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management, and life cycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages.

TBPS Program - VSE's SED Division performs work on a program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a polyurethane based ballistic coating system and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, VSE has received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts is approximately $76 million, and the remaining available contract ceiling on the TBPS Program contracts is approximately $8.6 million as of March 31, 2007. Contract value on the TBPS contracts is fully funded at the time of award or modification. Contractual coverage for work on the TBPS program runs through June 2007 and the Company expects to complete work that is currently under contract in 2007.

The TBPS Program contributed significantly to VSE revenues in 2006 and the first quarter of 2007 and is expected to continue to provide significant revenues in 2007. The work performed on this program also significantly increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program has presented, and is expected to continue to present, VSE's business with the potential for both increased profit margins and increased risks of incurring a loss.

International Group - VSE's International Group provides engineering, industrial, logistics, and foreign military sales services to the U.S. military and other government agencies. It consists of three divisions - BAV, FMD, and VCG.

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

BAV Ship Transfer Program - BAV provides its ship transfer services to the Navy under large omnibus contracts. During its life, this program has been a significant revenue producer for the Company. Revenues generated by this program have typically accounted for a significant percentage of VSE's consolidated revenues, and revenues generated by this program accounted for approximately 22% and 44% of consolidated revenues during the three-month periods ended March 31, 2007 and 2006, respectively. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan conducted under this program was a major contributor to the Company's revenues in 2006.

The original contract associated with this program was a ten-year cost-plus award fee contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on this program. The new contract is a five-year cost-plus award fee contract with a total ceiling value of approximately $544 million. The Navy began issuing orders on the new contract in the second quarter of 2005 and ceased issuing orders for new work on the original contract at that time. BAV continued work associated with the transfer of four ships to Taiwan under delivery orders issued on the original contract until the work was substantially completed in 2006.

Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The Company recognized BAV award fee income in the three-month period ended March 31, 2007. In 2006, the Company recognized BAV award fee income in each of the three-month periods ended December 31, June 30, and March 31, and did not recognize any BAV award fee income in the three-month period ended September 30.

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

VCG provides the U.S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. VCG's core competencies include pre-transfer joint vessel inspections, reactivations, crew training, transit assistance, heavy-lift contracting, logistics support, technical support, and overseas husbandry.

Energy and Environmental Group - VSE's Energy and Environmental Group provides high-level consulting services in the field of energy and environmental management. The Energy and Environmental Group includes VSE's wholly owned subsidiary, Energetics, Inc.

Energetics, Inc. is a full-service energy and environmental consulting company providing technical and management support in all aspects of technology research, development, and demonstration. The company's expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance, and risk management. Founded in 1979 and acquired by VSE in 1995, Energetics has enjoyed steady growth as a result of its dedication to providing superior products and services to clients in both the public and private sectors.

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

             Concentration of Revenues From Continuing Operations
                                (in thousands)
                     For the three months ended March 31,
                     ------------------------------------
                                         2007               2006
       Source of Revenue               Revenues     %     Revenues     %
       -----------------               --------     -     --------     -
       BAV Egypt                       $ 13,724     11   $ 12,054      19
       BAV India                          9,354      8          -       -
       BAV Taiwan                         1,998      2     13,588      22
       BAV Other                            958      1      2,001       3
                                       --------    ---   --------     ---
         Total BAV                       26,034     22     27,643      44

       TBPS Program                       8,166      6      4,133       7
       CED Army Equipment Support        41,983     35      5,233       8
       VSE Other                         44,506     37     26,291      41
                                       --------    ---   --------     ---
         Total Revenues                $120,689    100   $ 63,300     100
                                       ========    ===   ========     ===

Management Outlook

The Company's growth in revenues and profits continued in the first quarter of 2007. Subject to the risk elements discussed above, VSE believes it has the potential to continue to increase revenues and profits through the remainder of 2007. Discussion of some of the events and circumstances that will impact the Company's growth follows below.

CED Army Equipment Support Program. CED began work on this program in 2006 and revenues from this program in 2006 were approximately $106 million. Work on the program is expected to increase in 2007. Revenues for the three months ended March 31, 2007 were approximately $42 million. The contract task orders for this program are incrementally funded, with funded backlog of approximately
$169 million as of March 31, 2007. While profit margins on this program are expected to be low, the Company expects to benefit from the increased revenue base that this program provides.

Treasury Seized Property Management Contract Award. In August 2006, VSE was awarded a contract to support the U.S Department of the Treasury seized and forfeited general property program. This is a single award, cost-plus-incentive-fee contract that includes a base period of performance, four option periods, and award term provisions. Phase in work on the contract began in 2006 to transition the program from a predecessor contractor. Revenues for the three months ended March 31, 2007 were approximately $8.5 million. This program is expected to be a significant contributor to VSE's revenues and profits in 2007 and future years. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014.

BAV Ship Transfer Program. Work on the transfer of four U.S. Navy ships to Taiwan under this program was substantially completed in September 2006, marking the end of a major contributor to the Company's revenues in recent years. Despite the absence of this work going forward, BAV has some solid prospects for follow on work in Taiwan and additional work in other countries, including the work currently performed for India. The Company expects the BAV Ship Transfer Program to continue to be a major provider of revenues in 2007 and future years. Funded backlog on the BAV Ship Transfer Program was approximately $76 million as of March 31, 2007.

TBPS Program. Contractual coverage for work on the TBPS program runs through June 2007 and the Company expects to complete work that is currently under contract in 2007. is the Army has identified potential additional work to continue the TBPS program beyond June of 2007. Revenues from this program were approximately $30 million in both 2006 and 2005, and the potential additional contract work would sustain this program at approximately the same level. Funded backlog remaining on the program was approximately $8.6 million as of March 31, 2007.

ELD Equipment Refurbishment Services. VSE has provided the U. S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, VSE formed ELD to continue the performance of these services. ELD has expanded its workforce, facilities, capacity to perform work, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006 and the first quarter of 2007. The Company expects further increases in the remainder of 2007 and future years.

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

VSE's CED Division has a multiyear Rapid Response support contract awarded by the U.S. Army Communications and Electronics Command (CECOM) in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While it is unlikely that the full ceiling amount will be realized, this contract generated revenues for all of VSE of approximately $143 million during 2006, including revenues of approximately $106 million on the CED Army Equipment Support Program. CED was awarded a new task order under this contract in December 2006 for work that will be subcontracted that represents potential revenues to the Company of about $164.8 million over a 16-month period if all options are exercised. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. As of March 31, 2007, FMD has been awarded approximately $20.8 million in contract task orders under this contract.

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

Funded Backlog

Revenues in government contracting businesses are dependent upon contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of VSE's bookings, funded contract backlog, and revenues for as of March 31, 2007 is as follows.

                                                        (in millions)
                                                        -------------
Bookings for the three months ended March 31, 2007          $205
Funded backlog as of March 31, 2007                         $384
Revenues for the three months ended March 31, 2007          $121

Longer Term

The growth in VSE revenue and profits during 2006 and the first quarter of 2007, and the expected continuation of this growth in the remainder of 2007 will present the Company with both challenges and opportunities for future years. Certain work efforts that have supported VSE's growth in recent years have expired or are due to expire. VSE has received significant contributions to its revenue growth 1) from the Taiwan Ship Transfer work, which was substantially completed in September 2006; 2) from the TBPS Program work, for which current contractual coverage is scheduled to expire in 2007; and, 3) from the CED Army Equipment Support Program, which is scheduled to expire in December 2007. The expiration of these programs at various dates in 2006 and 2007 will reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

The Company believes it is well prepared to meet the challenge of replacing the expiring work. Progress has already been made toward this end with the start up of the Treasury Seized Property Management program awarded in August 2006, the FIRST contract awarded in November 2006, the new task order awarded under the Rapid Response support contract in December 2006, and continued increases in ELD's equipment refurbishment services.

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

Accounting for Employee Stock Options

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

The impact of adopting SFAS 123(R) decreased income before income taxes by approximately $252 thousand in 2006. The amount of stock-based compensation expense for the three months ended March 31, 2007 was approximately
$45 thousand. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the old method. The amount of financing cash flows from benefits of tax deductions in excess of recognized compensation cost for the three months ended March 31, 2007 and 2006 was approximately $385 thousand and $37 thousand, respectively.

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

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

As of March 31, 2007, the Company has accrued approximately $75 thousand related to expected interest payments to the Internal Revenue Service ("IRS") for an open tax issue. This issue is a temporary difference that should not materially impact future tax liabilities.

The Company files income tax returns in the U.S. federal jurisdiction, and in various states.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the company's consolidated financial position and results of operations when it becomes effective in 2008.


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

Revenues by contract type for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

                                   2007             2006
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type              $ 39,341    33    $38,308    61
          Time and materials       70,620    58     18,583    29
          Fixed-price              10,728     9      6,409    10
                                 --------   ---    -------   ---
                                 $120,689   100    $63,300   100
                                 ========   ===    =======   ===

A large amount of the time and materials revenues shown in the table above is attributable to revenues from the CED Army Equipment Support contract that started in 2006. Substantially all of the revenues on this contract result from the pass through of subcontractor support services that have a very low profit margin for VSE.

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. As of March 31, 2007, VSE has recognized approximately $376 thousand in risk funding. VSE believes that it will receive funding for all or substantially all of this risk funding revenue.

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

Goodwill

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of March 31, 2007, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995. The Company has not recognized any reduction to the goodwill due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

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


Results of Operations

The following table sets forth certain items for VSE, including consolidated revenues, pre-tax income and net income from continuing operations, and the changes in these items for the three-month periods ended March 31, 2007 and 2006 (in thousands):
                                                                   2007
                                                                 Compared
                                         2007         2006       to 2006
                                         ----         ----       -------
Revenues                               $120,689     $63,300     $ 57,389
                                       ========     =======     ========
Income before income taxes             $  4,406     $ 2,402     $  2,004
Provision for income taxes                1,677         917          760
                                       --------     -------     --------
Net income                             $  2,729     $ 1,485     $  1,244
                                       ========     =======     ========

Revenues increased by approximately 91% for the three-month period ended
March 31, 2007, as compared to the same period of 2006. The primary reasons for the increase in revenues were 1) revenues associated with the CED Army Equipment Support program work; 2) revenues from the start of FMD's Treasury Seized Property Management Program; 3) increased production on the TBPS program; and
4) an increase in the level of ELD equipment refurbishment services.

Income before income taxes increased by approximately 83% for the three-month period ended March 31, 2007, as compared to the same period of 2006. The increase was primarily due to profits associated with the TBPS program, the increase in revenues on the CED Army Equipment Support program, the Treasury Seized Property Management program, and ELD's equipment refurbishment services.

Federal Group Results

The following table shows consolidated revenues, costs and expenses, and gross profit from operations, and the changes in these items for the Federal Group for the three-month periods ended March 31, 2007 and 2006 (in thousands).

                                                                   2007
                                                                 Compared
Description                              2007         2006       to 2006
-----------                              ----         ----       -------
Revenues                               $70,503      $20,205      $50,298
Costs and expenses                      67,276       18,997       48,279
                                       -------      -------      -------
Gross profit                           $ 3,227      $ 1,208      $ 2,019
                                       =======      =======      =======
Gross profit percent                      4.6%         6.0%

Revenues for the Federal Group increased by approximately 249% for the three-month period ended March 31, 2007, as compared to the same period for the prior year. A substantial portion of the increase in revenues for 2007 was attributable to revenues associated with the CED Army Equipment Support Program work. Other reasons for the increases in 2007 revenues included: 1) work on additional CED task orders; 2) increases in SED contract services, including increased levels of production on the TBPS program; and 3) increased revenues from ELD's equipment refurbishment services.

Gross profit for the Federal Group increased by approximately 167% for the three-month period ended March 31, 2007, as compared to the same period for the prior year. The increase in gross profit was primarily due to the increase in production and efficiency improvements on the TBPS Program and the increase in revenues on the CED Army Equipment Support Program work. Increased military equipment refurbishment services performed by ELD for the U. S. Army Reserve also contributed to increased gross profit in 2007. Substantially all of the work on The CED Army Equipment Support Program work is performed by a subcontractor and these costs are passed on to the government essentially at cost. Accordingly, the Federal Group gross profit percent declined from 6.0% to 4.6% for the three month period ended March 31, 2007 as compared to the same period of 2006.

International Group Results

The following table shows consolidated revenues, costs and expenses, and gross profit from operations, and the changes in these items for the International Group for the three-month periods ended March 31, 2007 and 2006 (in thousands).

                                                                   2007
                                                                 Compared
Description                              2007         2006       to 2006
-----------                              ----         ----       -------
Revenues                               $46,904      $39,849      $ 7,055
Costs and expenses                      45,168       38,444        6,724
                                       -------      -------      -------
Gross profit                           $ 1,736      $ 1,405      $   331
                                       =======      =======      =======
Gross profit percent                      3.7%         3.5%


Revenues for the International Group increased by approximately 18% for the three month period ended March 31, 2007, as compared to the same period for the prior year. The International Group revenues benefited from revenues provided by the start of FMD's Treasury Seized Property Management Program. These additional revenues were offset somewhat by the decrease in revenues of BAV in 2007 due to the substantial completion of work associated with the transfer of U.S. Navy ships to Taiwan.

Gross profit for the International Group increased by approximately 24% for the three month period ended March 31, 2007, as compared to the same period for the prior year. The increase was primarily due to profits from FMD's Treasury Seized Property Management Program and to an increase in labor driven revenues on FMD's Navy contracts, which have higher profit margins than subcontractor pass-through revenues.

Energy and Environmental Group Results

The following table shows consolidated revenues, costs and expenses, and gross profit from operations, and the changes in these items for the Energy and Environmental Group for the three-month periods ended March 31, 2007 and 2006 (in thousands).
                                                                   2007
                                                                 Compared
Description                              2007         2006       to 2006
-----------                              ----         ----       -------
Revenues                               $ 3,246      $ 3,224       $  22
Costs and expenses                       2,975        2,842         133
                                       -------      -------       -----
Gross profit                           $   271      $   382       $(111)
                                       =======      =======       =====
Gross profit percent                      8.3%        11.8%

Revenues in the Energy and Environmental Group were substantially unchanged for the three month period ended March 31, 2007, as compared to the same period for the prior year.

Gross profit in the Energy and Environmental Group declined by approximately 29% for the three month period ended March 31, 2007, as compared to the same period for the prior year. The decrease in gross profit in 2007 was primarily due to an increase in indirect cost rates and to funding issues on two contracts during this period.


Financial Condition

VSE's financial condition did not change materially during the three months ended March 31, 2007. The Company's largest assets are its accounts receivable. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased by approximately $16 million and accounts payable and accrued expenses increased by approximately $13 million during the three months ended March 31, 2007, primarily as a result of the Company's increased revenue during this period. The change in total stockholders' investment in this period resulted from earnings and dividend activity and from the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $650 thousand during the three months ended March 31, 2007. The increase in cash and cash equivalents during this period resulted from cash provided by operating activities of approximately $1.1 million, cash used in investing activities of approximately $1.1 million, and cash provided by financing activities of approximately
$650 thousand. Investing activities consisted of expansion and improvement of facilities of approximately $505 thousand and purchases of property and equipment, net of dispositions, of approximately $584 thousand. Financing activities consisted of dividend payments and proceeds received from the issuance of common stock associated with stock incentive plans.

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

The difference between cash provided by operating activities of approximately $1.1 million in 2007 as compared to cash used in operating activities of approximately $3.8 million in 2006 is primarily due to the increase in net income and to fluctuations in operating assets and liabilities associated with increased revenues and the timing of accounts receivable collections and subcontractor and vendor payments.

Quarterly cash dividends were paid at the rate of $.07 per share during the three months ended March 31, 2007. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. From time to time, the Company also invests in the expansion, improvement, and maintenance of its operational and administrative facilities. The growth in the level of equipment refurbishment services provided by ELD required an increased level of investment in operational facilities in 2006 and the Company could possibly make additional investment in such facilities 2007 and future years.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the Company's internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of March 31, 2007. The amount of this commitment is negotiable between the Company and the bank. The Company has determined that the current $15 million commitment amount is adequate to cover known current and future liquidity requirements.

Performance of work under the Company's larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, management believes that cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.


Contractual Obligations

In March 2007, the Company signed two five-year facility leases for warehouse space to begin in March 2007 for an aggregate amount of approximately
$8.4 million. [See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a summary of the Company's other contractual obligations.]


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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                      VSE CORPORATION



Date:  April 30, 2007                 /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer