Form 10-Q
period 2007-06-30
VSE CORP
filed 2007-08-01
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended June 30, 2007        Commission File Number:  0-3676



                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



                DELAWARE                             54-0649263
      (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)            Identification No.)

         2550 Huntington Avenue
          Alexandria, Virginia              22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
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

Number of shares of Common Stock outstanding as of August 1, 2007:  5,004,860.


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

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

-----------------------------------------------------------------------------
Consolidated Balance Sheets
(in thousands except share and per share amounts)
                                                     June 30,    December 31,
                                                       2007          2006
                                                       ----          ----
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $  1,267      $  8,745
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .   107,589        66,730
  Contract inventories . . . . . . . . . . . . . .     1,323         4,459
  Deferred tax assets  . . . . . . . . . . . . . .     1,307         1,196
  Other current assets . . . . . . . . . . . . . .     2,827         2,472
                                                    --------      --------
    Total current assets . . . . . . . . . . . . .   114,313        83,602

Property and equipment, net  . . . . . . . . . . .     9,919         8,409
Deferred tax assets  . . . . . . . . . . . . . . .     1,502         1,133
Intangible assets  . . . . . . . . . . . . . . . .     6,423             -
Goodwill . . . . . . . . . . . . . . . . . . . . .     5,051         1,054
Other assets . . . . . . . . . . . . . . . . . . .     5,201         4,337
                                                    --------      --------
    Total assets . . . . . . . . . . . . . . . . .  $142,409      $ 98,535
                                                    ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .  $ 76,672      $ 44,302
  Accrued expenses   . . . . . . . . . . . . . . .    14,722        13,486
  Dividends payable  . . . . . . . . . . . . . . .       200           168
                                                    --------      --------
    Total current liabilities  . . . . . . . . . .    91,594        57,956

Deferred compensation  . . . . . . . . . . . . . .     3,131         2,183
Other liabilities  . . . . . . . . . . . . . . . .       321           160
                                                    --------      --------
    Total liabilities  . . . . . . . . . . . . . .    95,046        60,299
                                                    --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    Authorized 15,000,000 shares; issued and
    outstanding 5,004,860 in 2007 and 4,788,162
    shares in 2006 . . . . . . . . . . . . . . . .       250           120
  Paid-in capital  . . . . . . . . . . . . . . . .    10,375         7,283
  Retained earnings  . . . . . . . . . . . . . . .    36,738        30,833

    Total stockholders' equity . . . . . . . . . .    47,363        38,236
                                                    --------      --------
    Total liabilities and stockholders' equity . .  $142,409      $ 98,535
                                                    ========      ========












      The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                     For the three months       For the six months
                                        ended June 30,            ended June 30,
                                       2007        2006           2007       2006
                                       ----        ----           ----       ----
Revenues  . . . . . . . . . .      $ 159,644   $  94,844      $ 280,333  $ 158,144

Costs and expenses of
  contracts . . . . . . . . .        153,904      91,354        270,152    152,266
                                   ---------   ---------      ---------  ---------
Gross profit. . . . . . . . .          5,740       3,490         10,181      5,878

Selling, general and
  administrative expenses . .            243         295            394        418

Interest income, net. . . . .           (255)        (83)          (371)      (220)
                                   ---------   ---------      ---------  ---------
Income before income taxes. .          5,752       3,278         10,158      5,680

Provision for income taxes. .          2,205       1,251          3,882      2,168
                                   ---------   ---------      ---------  ---------

Net income. . . . . . . . . .      $   3,547   $   2,027      $   6,276  $   3,512
                                   =========   =========      =========  =========


Basic earnings per share  . .      $    0.72   $    0.43      $    1.29  $     .74
                                   =========   =========      =========  =========
Basic weighted average shares
  outstanding                      4,931,942   4,733,424      4,870,027  4,728,002
                                   =========   =========      =========  =========

Diluted earnings per share. .      $    0.71   $    0.42      $    1.27  $     .72
                                   =========   =========      =========  =========
Diluted weighted average
   shares outstanding              4,977,390   4,840,448      4,933,705  4,853,468
                                   =========   =========      =========  =========

Dividends declared per share       $    0.04   $   0.035      $   0.075  $   0.065
                                   =========   =========      =========  =========




















     The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Unaudited)
-----------------------------------------------------------------------------------------
(in thousands except per share data)
                                                                                 Total
                                     Common Stock     Paid-In    Retained   Stockholders'
                                    Shares   Amount   Surplus    Earnings    Investment
                                    ------   ------   -------    --------    ----------
Balance at
  December 31, 2006                  2,394   $ 120   $ 7,283     $ 30,833      $38,236

Net income  . . . . . . . . . . .        -       -         -        6,276        6,276
Stock-based compensation  . . . .        2       -       172            -          172
Exercised stock options . . . . .      106       5     1,555            -        1,560
Excess tax benefits from
  Share-based payment
  arrangements. . . . . . . . . .        -       -     1,490            -        1,490
Stock split effected in the
  form of a 100% stock dividend .    2,503     125      (125)           -            -
Dividends declared ($.075). . . .        -       -         -         (371)        (371)
                                     -----   -----   -------     --------      -------
Balance at
  June 30, 2007                      5,005   $ 250   $10,375     $ 36,738      $47,363
                                     =====   =====   =======     ========      =======






















     The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(in thousands)
                                                            For the six months
                                                              ended June 30
                                                              2007     2006
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 6,276  $ 3,512
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .    1,357      791
     Loss on sale of property and equipment  . . . . . . .        1        8
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (480)    (559)
     Stock-based compensation  . . . . . . . . . . . . . .      172      182
Change in operating assets and liabilities, net of
  effect of business combination:
   (Increase) decrease in:
     Accounts receivable, net. . . . . . . . . . . . . . .  (34,341) (10,799)
     Contract inventories  . . . . . . . . . . . . . . . .    3,136   (4,379)
     Other current assets and noncurrent assets  . . . . .   (1,218)  (1,453)
   Increase (decrease) in:
     Accounts payable and deferred compensation  . . . . .   29,832    8,370
     Accrued expenses  . . . . . . . . . . . . . . . . . .   (1,213)  (1,616)
     Other liabilities . . . . . . . . . . . . . . . . . .      161       33
                                                            -------  -------
       Net cash provided by (used in) operating activities    3,683   (5,910)
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment  . . . . . . . . . .   (2,271)  (1,658)
  Acquisition of ICRC  . . . . . . . . . . . . . . . . . .  (11,601)       -
                                                            -------  -------
       Net cash used in investing activities                (13,872)  (1,658)
                                                            -------  -------
Cash flows from financing activities:
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (339)    (283)
  Excess tax benefits from share-based
    payment arrangements . . . . . . . . . . . . . . . . .    1,490       92
  Proceeds from the exercise of options of common stock  .    1,560      118
                                                            -------  -------
       Net cash provided by (used in) financing activities    2,711      (73)
                                                            -------  -------

Net decrease in cash and cash equivalents  . . . . . . . .   (7,478)  (7,641)
  Cash and cash equivalents at beginning of period . . . .    8,745   12,717
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 1,267  $ 5,076
                                                            =======  =======








     The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

Management of VSE's business operations is conducted under four reportable operating segments, the Federal Group, the International Group, the Energy and Environmental Group, and the Infrastructure and Information Technology Group.

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

Stock Split

On May 1, 2007, VSE announced a two for one stock split in the form of a 100% stock dividend payable to stockholders of record as of June 11, 2007. The stock dividend was made on June 28, 2007. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.


(2) Contract Inventories

The components of contract inventories as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

                                                            2007      2006
                                                            ----      ----
Work in process  . . . . . . . . . . . . . . . . . . . .  $ 1,323   $ 4,459
                                                          -------   -------
   Total contract inventories                             $ 1,323   $ 4,459
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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


directly attributable to the contract and will be billed to the customer within a relatively short time. These materials and direct supplies will not be restocked to maintain any permanent inventory levels. Contract inventories are relieved when units are delivered and revenue is recognized.

Work in process inventories consist of amounts for materials, supplies and other expenditures for which work has been performed but for which the end unit has not yet been completed and accepted. Work in process inventories at June 30, 2007 and December 31, 2006 included applicable indirect cost burdens, including general and administrative costs totaling approximately $181 thousand and $608 thousand, respectively. Indirect cost burdens, including general and administrative costs charged to cost of sales from inventories for the periods ended June 30, 2007 and December 31, 2006 totaled $1.6 million and $3.9 million, respectively.


(3) Debt

VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loan amounts or letters of credit. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of June 30, 2007. The expiration date of the loan agreement is May 31, 2008. From time to time the bank and the Company may negotiate an amendment to the loan to increase or decrease the amount of available credit, to change the expiration date to a later date, or make other changes in the terms of the agreement. The Company and its bank are currently in negotiation, and the Company has received a commitment letter from the bank, to increase the maximum commitment amount to $25 million, extend the expiration date, and make certain other changes.

The loan agreement contains terms whereby the Company may borrow against the revolving loan and at any time and from time to time can prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of June 30, 2007 the Company has not been notified by the bank, nor is the Company aware of any default under the loan agreement.

The Company pays a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of June 30, 2007 and December 31, 2006, there were no revolving loan amounts outstanding or letters of credit in effect. There was no interest expense incurred on the loan for the six months ended June 30, 2007 or June 30, 2006.


(4) Stock-based Compensation

2006 Restricted Stock Plan

On May 2, 2006, the Company's stockholders approved the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan"). Under the 2006 Plan, not more than a total of 250,000 shares of VSE Common Stock, par value $.05 per share ("shares" or "VSE Stock") may be issued. The shares issued under the 2006 Plan may, at the Company's option, be either shares held in treasury or shares originally issued.

On January 2, 2007 and June 27, 2006, the Company granted 4,800 shares and 3,600 shares, respectively, of restricted VSE Stock to the Company's outside Directors under the 2006 Plan. The fair market value on the grant date was
$16.84  and  $15.75  per  share,  respectively.    The  shares  issued  vested

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date.

The Company notified certain employees of their participation in the 2006 VSE Corporation Restricted Stock Plan for calendar year 2007 on January 3, 2007. Accordingly, such employees are eligible to receive an award based on VSE's financial performance for 2007. The earned amount will be expensed ratably over the vesting period of approximately three years, including the service period of one year which begins on January 1, 2007. As a result, the Company has recognized approximately $86 thousand and $139 thousand in related expense for the three and six months ended June 30, 2007, respectively.

Stock Option Plans

2004 Stock Option Plan

As of June 30, 2007, options issued under the 2004 Plan for up to 88,476 shares remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of VSE shares on the date of grant. Each option vests 25% on date of award and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

1998 Stock Option Plan

As of June 30, 2007, options issued under the 1998 Plan for up to 32,876 shares remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

Accounting for Stock-based Compensation

As a result of adopting SFAS 123(R) on January 1, 2006, the Company has recognized approximately $46 thousand and $91 thousand in compensation costs for the three and six month periods ended June 30, 2007, respectively, and approximately $63 thousand and $126 thousand for the three and six month
periods ended June 30, 2006, respectively.   The Company's net income was
approximately $29 thousand lower or approximately $.01 per share basic and diluted and $57 thousand lower or approximately $.01 per share basic and diluted for the three and six month periods ended June 30, 2007, respectively, and approximately $39 thousand lower or approximately $.01 per share basic and diluted and $78 thousand lower or approximately $.02 per share basic and diluted for the three and six month periods ended June 30, 2006, respectively, than if it had continued to account for share-based compensation under Opinion
25. The total compensation cost not yet recognized in the Company's income before income taxes as of June 30, 2007 is approximately $91 thousand, to be recognized over approximately six months.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash
flows  in  the  Statement of Cash Flows.   SFAS 123(R) requires the cash flows
resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Approximately $1.5 million and $92 thousand in excess tax benefits classified as cash provided by financing activities for the six months ended June 30, 2007 and 2006, respectively, would have been classified as cash provided by operating activities if the Company had not adopted SFAS 123(R).

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Set forth below is a summary of the Company's stock option activity for the six months ended June 30, 2007 and 2006:
                                                 Weighted            Weighted
                                                 Average             Average
                                                 Exercise            Exercise
                                         2007     Price      2006     Price
                                         ----     -----      ----     -----
Number of shares under
 stock options:
Outstanding at beginning of period     333,250   $ 8.61    395,126   $ 7.92
Exercised                             (211,898)    7.36    (19,376)    6.01
                                       -------   ------    -------   ------
Outstanding at end of period           121,352   $10.80    375,750   $ 8.01
                                       =======   ======    =======   ======
Exercisable at end of period            86,352   $10.07    273,500   $ 7.03
                                       =======   ======    =======   ======
Weighted average remaining
  contractual life                     1 Year              2 Years

The aggregate intrinsic values of outstanding, exercisable and exercised stock options as of June 30, 2007 and 2006 are as follows (in thousands):

                                         2007                2006
                                         ----                ----
  Outstanding stock options             $2,306              $2,582
  Exercisable stock options             $3,152              $2,148
  Exercised stock options               $3,955              $   94


(5) Earnings Per Share

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

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                    2007        2006       2007        2006
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   4,931,942   4,733,424  4,870,027   4,728,002

   Diluted effect of options        45,448     107,024     63,678     125,466
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   4,977,390   4,840,448  4,933,705   4,853,468
                                 =========   =========  =========   =========

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(6) Income Taxes

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state and local matters have been concluded for years through 2002.

In the Consolidated Statement of Income, the Company classifies interest expense related to unrecognized tax benefits as "Interest income, net" and any penalties in "Selling, general and administrative expenses." No interest or penalty expense related to unrecognized tax benefits was recognized for the six months ended June 30, 2007. As of June 30, 2007, no interest or penalties related to unrecognized tax benefits were accrued.

The Company had accrued approximately $75 thousand related to expected interest payments to the Internal Revenue Service ("IRS") for an open tax issue. This tax issue was settled for approximately $20 thousand of interest expense during the three months ended June 30, 2007. No penalty was assessed on the issue resolved.


(7) Litigation

VSE and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(8) Segment Information

Management of VSE's business operations is conducted under four reportable operating segments, the Federal Group, the International Group, the Energy and Environmental Group, and the Infrastructure and Information Technology Group.

Federal Group - VSE's Federal Group provides engineering, technical, management, integrated logistics support, and information technology services to all U.S. military services and other government agencies. It consists of five divisions: CED, ELD, FSS, MSD and SED.

International Group - VSE's International Group provides engineering, industrial, logistics, and foreign military sales services to the U.S. military and other government agencies. It consists of three divisions: BAV, VCG and FMD.

Energy and Environmental Group - VSE's Energy and Environmental Group provides high-level consulting services in the field of energy and environmental

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


management. The Energy and Environmental Group includes VSE's wholly owned subsidiary, Energetics, Inc.

Infrastructure and Information Technology Group - VSE's Infrastructure and Information Technology Group, a new segment in the quarter ended June 30, 2007, consists of its wholly owned subsidiary, ICRC. ICRC is engaged principally in providing diversified technical and management services to the U.S. Government, including information technology, advanced vehicle technology, aerospace services, and engineering and transportation infrastructure services.

These segments operate under separate management teams and discrete financial information is produced for each segment. The Company evaluates segment performance based on consolidated revenues and profits or losses from operations before income taxes. The Company's segment information for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):
                                          Three Months          Six Months
                                         Ended June 30,       Ended June 30,
                                         2007     2006        2007      2006
                                         ----     ----        ----      ----
Revenues:
  Federal Group                       $ 83,292  $46,690    $153,795  $ 66,895
  International Group                   69,111   44,406     116,015    84,255
  Energy and Environmental Group         3,607    3,720       6,853     6,944
  Infrastructure and Information
    Technology Group                     3,619        -       3,619         -
  Corporate                                 15       28          51        50
                                      --------  -------    --------  --------
    Total revenues                    $159,644  $94,844    $280,333  $158,144
                                      ========  =======    ========  ========
Income before income taxes:
  Federal Group                       $  3,038  $ 1,369    $  5,764  $  2,075
  International Group                    2,256    1,527       3,743     2,849
  Energy and Environmental Group           454      460         767       836
  Infrastructure and Information
    Technology Group                       167        -         167         -
  Corporate/unallocated expenses          (163)     (78)       (283)      (80)
                                      --------  -------    --------  --------
    Income before income taxes        $  5,752  $ 3,278    $ 10,158  $  5,680
                                      ========  =======    ========  ========

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

                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
Source of Revenues                     2007        2006       2007        2006
------------------                     ----        ----       ----        ----
Army/Army Reserve                    $ 78,142     $47,670   $144,026   $ 58,993
Navy                                   59,755      42,413    100,176     87,453
Treasury                               13,450         267     22,328        506
Other                                   8,297       4,494     13,803     11,192
                                     --------     -------   --------   --------
  Total Revenues                     $159,644     $94,844   $280,333   $158,144
                                     ========     =======   ========   ========

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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


(9) Acquisition - Integrated Concepts and Research Corporation

On June 4, 2007, the Company acquired 100% of the voting equity of Integrated Concepts and Research Corporation ("ICRC") of Alexandria, Virginia. ICRC's core expertise lies in information technology, advance vehicle technology, aerospace, engineering and transportation infrastructure.

The Company paid approximately $11.6 million in cash for the ICRC stock, with the potential for additional payments to ICRC shareholders of up to approximately $5.8 million if certain financial targets are met during the next six years. Management believes that the addition of ICRC will provide the Company with an opportunity to expand and diversify its business across a number of project areas including smart vehicles, alternate fuels, large-scale port engineering development and security, and information technology services. The results of ICRC's operations are included in the accompanying consolidated financial statements beginning as of June 4, 2007.

Of the purchase price, approximately $5.1 million was allocated to customer related intangibles to be amortized over six to eight years. In addition, approximately $1.4 million was allocated to ICRC's trade name, which has an indefinite life, and approximately $4 million was allocated to goodwill. Goodwill and intangible assets with indefinite lives are subject to review for impairment at least annually.

The Company plans to file an election under the Internal Revenue Code Section 338(h)(10) which will treat the transaction as a sale of assets for tax purposes.

The Company is following the guidance of SFAS No. 141 to record the purchase of ICRC. The Company is in the process of valuing the assets and liabilities of the acquisition. The purchase price allocation has not been finalized. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

                Description                     Fair Value
                -----------                     ----------
		Current assets		         $ 6,544
		Property and equipment		     429
		Other assets			      27
 		Intangibles - customer related     5,124
		Intangibles - trade name           1,360
		Goodwill                           3,997
                                                 -------
		Total assets acquired             17,481

		Liabilities assumed               (5,880)
                                                 -------
		Net purchase price               $11,601
                                                 =======

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Pro Forma Information

The following unaudited condensed pro forma results of operations sets forth the consolidated revenue, net income, and basic and diluted earnings per share of the Company for the three and six months ended June 30, 2007. The information has been compiled as if the ICRC acquisition had occurred at the beginning of the period presented. The pro forma results include the amortization of customer related intangible assets, net of tax, of approximately $112 thousand and $225 thousand for the three and six month periods ended June 30, 2007, respectively. These intangible assets are being amortized over a period of six to eight years. The pro forma results also include non-recurring acquisition costs, net of tax, of approximately $389 thousand and $449 thousand ($.08 per share basic and diluted and $.09 per share basic and diluted) incurred by ICRC for the three and six month periods ended June 30, 2007, respectively. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on January 1, 2007 due in part to the acquisition related expenses.

                                               (in thousands)
                                        Three Months      Six Months
                                       Ended June 30,    Ended June 30,
                                            2007              2007
                                            ----              ----
Revenues                                 $166,089          $297,666
                                         ========          ========
Net income                               $  3,283          $  5,989
                                         ========          ========

Basic earnings per share                 $    .67          $   1.23
                                         ========          ========
Diluted earnings per share               $    .66          $   1.21
                                         ========          ========


(10) Recent Accounting Pronouncements

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Executive Overview

VSE Organization

VSE's business operations consist primarily of services performed by the Company's unincorporated divisions and wholly owned subsidiaries. The Company uses multiple operating entities to bid on and perform contract work. The use of an operating structure with multiple entities gives the Company certain competitive advantages and the flexibility to pursue a diverse business base. The term "VSE" or "Company" refers to VSE and its divisions and subsidiaries unless the context indicates operations of the parent company only.

Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD") beginning in 2006, Field Support Services Division ("FSS") beginning in June 2007, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics") and Integrated Concepts and Research Corporation ("ICRC"), acquired in June 2007, are VSE's currently active subsidiaries.

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

VSE Operating Segments

Management of VSE's business operations is conducted under four reportable operating segments, the Federal Group, the International Group, the Energy and Environmental Group, and the Infrastructure and Information Technology Group.

Federal Group - VSE's Federal Group provides engineering, technical, management, integrated logistics support, and information technology services to all U.S. military services and other government agencies. It consists of five divisions - CED, ELD, FSS, MSD, and SED.

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

A large majority of the services on this program are provided by CED's subcontractor. CED provides certain program management services. The contract task order has a base year valued at approximately $139 million and an additional one-year option period valued at approximately $212 million. In

June 2007, VSE's FSS division began providing some field service support on this program. This program contributed significantly to VSE's revenues in 2006 and the first two quarters of 2007, and based on the contract value and a significant level of contract funding and funded backlog, is expected to contribute significantly to VSE's revenues in the remaining two quarters of 2007; however, profit margins on subcontract work such as this are lower than on work performed by Company personnel.

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

FSS was formed in June 2007 to provide worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives (FSR) and Field Support Teams (FST) in areas of combat operations and austere environments.

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

SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, VSE has received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts as of June 30, 2007 was approximately $78 million, and the remaining available contract ceiling as of June 30, 2007 was approximately $5.2 million. These contract ceiling amounts are fully funded. The U. S. Army recently identified additional work to continue the TBPS program, and subsequent to June 30, 2007, added contract value and funding of approximately $11.3 million and extended contractual coverage on the program through July 2008.

The TBPS Program contributed to increases in VSE financial results in 2006 and the first two quarters of 2007. The work performed on this program increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program presents VSE's business with the potential for both increased profit margins and increased risks of incurring a loss.

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

Contract terms under both the original and new contracts specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The Company recognized BAV award fee income in the three-month periods ended March 31 and June 30, 2007. In 2006, the Company recognized BAV award fee income in each of the three-month periods ended March 31, June 30, and December 31, and did not recognize any BAV award fee income in the three-month period ended September 30.

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

Treasury Seized Asset Program - In August 2006, VSE was awarded a contract to support the U.S Department of the Treasury seized and forfeited general property program. VSE assembled a team of experts to support all phases of the contract including consolidating general personal property into Regional Property Management Centers, optimizing vehicle sales at facilities nationwide, providing field representatives nationwide to support local seizures, and utilizing the services of recognized sales and marketing organizations to increase the sales of general property and vehicles while providing the Government with visibility, accountability, and controls. This is a single award, cost-plus-incentive-fee contract that includes a base period of performance, four option periods, and award term provisions. Phase in work on the contract began in 2006 to transition the program from a predecessor contractor. This program has the potential to be a significant contributor to VSE's financial results in 2007 and future years. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014. While the contract award specified an amount of approximately $113 million under the base and option periods, revenues may be more or less than this amount depending on service requirements.

Contract terms specify base fee payments and incentive fee payments to VSE. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Incentive fee payments are determined by performance and level of contract activity. Incentive fees are earned once annually and incentive fee amounts are determined based on the evaluation of the incentive by the customer following the government's September 30 fiscal year end. The Company does not know the amount of incentive fee income for the year until after notification of the results of this evaluation. The Company does not recognize incentive fee income until the fees are fixed and determinable. Accordingly, the Company will not recognize incentive fee income until after notification of the results of the evaluation and will recognize the entire annual amount of incentive fee income at one time. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will vary from period to period. The Company recognized base fee income on this contract for the six months ended June 30, 2007, but has not yet recognized any incentive fee income during this period.

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

Infrastructure and Information Technology Group - VSE's Infrastructure and Information Technology Group, a new segment in the second quarter of 2007, consists of its wholly owned subsidiary, ICRC. VSE purchased ICRC in June 2007 for approximately $11.6 million in cash, with the potential for additional payments of up to approximately $5.8 million if certain financial targets are met during the next six years.

ICRC is engaged principally in providing diversified technical and management services to the U.S. Government, including information technology, advanced vehicle technology, aerospace services, and engineering and transportation infrastructure services. The acquisition of ICRC provides VSE with an opportunity to expand VSE's presence in the markets it serves; opens or expands markets in smart vehicles, alternate fuels, large-scale port engineering development and security, and information technology services; adds approximately 200 technical and professional employees to VSE's staff; and adds several long-term contracts to VSE's business base. For its fiscal year ended March 31, 2007, ICRC recorded revenues of approximately $59 million and net income of approximately $1.5 million. VSE consolidated results of operations for the six months ended June 30, 2007 include ICRC operations from the June 4, 2007 date of acquisition through June 30, 2007.

Pro Forma Information

The following unaudited condensed pro forma results of operations sets forth the consolidated revenue, net income, and basic and diluted earnings per share of the Company for the three and six months ended June 30, 2007. The information has been compiled as if the ICRC acquisition had occurred at the beginning of the period presented. The pro forma results include the amortization of customer related intangible assets, net of tax, of approximately $112 thousand and $225 thousand for the three and six month periods ended June 30, 2007, respectively. These intangible assets are being amortized over a period of six to eight years. The pro forma results also include non-recurring acquisition costs, net of tax, of approximately $389 thousand and $449 thousand ($.08 per share basic and diluted and $.09 per share basic and diluted) incurred by ICRC for the three and six month periods ended June 30, 2007, respectively. This unaudited pro forma information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on January 1, 2007 due in part to the acquisition related expenses.
                                                (in thousands)
                                         Three Months      Six Months
                                       Ended June 30,    Ended June 30,
                                            2007              2007
                                            ----              ----
Revenues                                 $166,089          $297,666
                                         ========          ========
Net income                               $  3,283          $  5,989
                                         ========          ========

Basic earnings per share                 $    .67          $   1.23
                                         ========          ========
Diluted earnings per share               $    .66          $   1.21
                                         ========          ========


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

The ongoing international situation posed by potential terrorist activity and conflicts in the Middle East could potentially increase the political risks for revenues from the BAV Ship Transfer, TBPS, and CED Army Equipment Support Programs. International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.

                         Concentration of Revenues
                               (in thousands)
                      For the six months ended June 30,
                      ---------------------------------
                                    2007               2006
    Source of Revenue             Revenues     %      Revenues      %
    -----------------             --------     -      --------      -
    CED Army Equipment Support    $ 92,701     33     $ 28,366      18

    BAV India                       31,489     11            -       -
    BAV Egypt                       28,444     10       24,792      16
    BAV Taiwan                       3,671      1       29,969      19
    BAV Other                        2,011      1        4,248       2
                                  --------    ---     --------     ---
      Total BAV                     65,615     23       59,009      37

    TBPS Program                    13,366      5       14,200       9

    Treasury Seized Asset Program   21,650      8            -       -

    VSE Other                       87,301     31       56,569      36
                                  --------    ---     --------     ---
      Total Revenues              $280,333    100     $158,144     100
                                  ========    ===     ========     ===

Management Outlook

The Company's growth in revenues and profits continued in the first six months of 2007. Subject to the risk elements discussed above, VSE believes it has the potential to sustain these revenue and profit levels through the remainder of 2007. Discussion of some of the events and circumstances that will impact the Company's results follows below.

CED Army Equipment Support Program. CED began work on this program in 2006 and revenues from this program in 2006 were approximately $106 million. Work on the program is expected to increase in 2007. Revenues for the six months ended June 30, 2007 were approximately $93 million. The contract task orders for this program are incrementally funded, with funded backlog of approximately $134 million as of June 30, 2007. While profit margins on this program are expected to be low, the Company expects to benefit from the increased revenue base that this program provides.

ICRC Acquisition. The acquisition of ICRC will immediately contribute to VSE's revenues and profits in 2007 and in future years, making ICRC a key contributor to the Company's future growth. Revenues for ICRC were approximately $59 million in its most recently completed fiscal year ended March 31, 2007.

Treasury Seized Asset Program. Phase in work on this program began in 2006 to transition the program from a predecessor contractor. Revenues for the six months ended June 30, 2007 were approximately $22 million. This program has the potential to be a significant contributor to VSE's financial results in 2007 and future years.

BAV Ship Transfer Program. Work on the transfer of four U.S. Navy ships to Taiwan under this program was substantially completed in September 2006, marking the end of a major contributor to the Company's revenues in recent years. Despite the absence of this work going forward, BAV has some solid prospects for follow on work in Taiwan and additional work in other countries, including work currently performed to transfer a ship to India. The Company expects the BAV Ship Transfer Program to continue to be a major provider of revenues in 2007 and future years. Funded backlog on the BAV Ship Transfer Program was approximately $68 million as of June 30, 2007.

TBPS Program. The U. S. Army recently identified additional work to continue the TBPS program, added funding, and extended contractual coverage on the program through July 2008. Revenues from this program were approximately $30 million in both 2006 and 2005. While 2007 revenues are expected to be slightly less than this level, the TBPS program will continue to be a strong contributor to VSE financial results in 2007. Funded backlog remaining on the program was approximately $5.2 million as of June 30, 2007, and additional contract value and funding of approximately $11.3 million was received in July 2007.

ELD Equipment Refurbishment Services. VSE has provided the U. S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, VSE formed ELD to continue the performance of these services. ELD has expanded its workforce, facilities, capacity to perform work, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006 and the first six months of 2007. The Company expects further increases in the remainder of 2007 and future years.

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

VSE's CED Division has a multiyear Rapid Response support contract awarded by the U.S. Army Communications and Electronics Command (CECOM) in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While it is unlikely that the full ceiling amount will be realized, the Company has received over $721 million in task order awards and over $588 million of funding since inception of the contract. This contract generated revenues for all of VSE of approximately $143 million during 2006, including revenues of approximately $106 million on the CED Army Equipment Support Program. CED was awarded a new task order under this contract in December 2006 for work to support U.S. Army PM Assured Mobility Systems and TACOM, most of which will be subcontracted, that represents potential revenues to the Company of about $164.8 million over a 16-month period if all options are exercised. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. As of June 30, 2007, FMD has been awarded approximately $20.8 million in contract task orders under this contract.

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

Funded Backlog

Revenues in government contracting businesses are dependent upon contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of VSE's bookings, funded contract backlog, and revenues for the six months ending June 30, 2007, including ICRC from the acquisition in June, is as follows:
                                                            (in millions)
                                                            -------------
Bookings for the six months ended June 30, 2007    	  	 $321
Funded backlog as of June 30, 2007                  	 	 $372
Revenues for the six months ended June 30, 2007     	 	 $280

Funded backlog includes approximately $43 million from the acquisition of ICRC in June 2007.


Longer Term

The growth in VSE revenue and profits during 2006 and the first two quarters of 2007, and the expected continuation of this growth in the remainder of 2007 will present the Company with both challenges and opportunities for future years. Certain work efforts that have supported VSE's growth in recent years have expired or are due to expire. VSE has received significant contributions to its revenue growth 1) from the Taiwan Ship Transfer work, which was substantially completed in September 2006; 2) from the TBPS Program work, for which a large majority of the originally proposed work has been delivered and current contractual coverage is scheduled to expire in July 2008; and, 3) from the CED Army Equipment Support Program, which is scheduled to expire in

December 2007. The expiration of these programs may reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

The Company believes it is well prepared to meet the challenge of replacing the expiring work. Progress has already been made toward this end with the start up of the Treasury Seized Property Management program awarded in August 2006, the FIRST contract awarded in November 2006, the new task order awarded under the Rapid Response support contract in December 2006, continued increases in ELD's equipment refurbishment services, and the acquisition of ICRC.

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

Revenues by contract type for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

                                   2007             2006
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type . . . . .    $ 97,431    35   $ 81,058    51
          Time and materials.     160,684    57     57,182    36
          Fixed-price . . . .      22,218     8     19,904    13
                                 --------   ---   --------   ---
                                 $280,333   100   $158,144   100
                                 ========   ===   ========   ===

A large amount of the time and materials revenues shown in the table above is attributable to revenues from the CED Army Equipment Support contract that started in 2006. Substantially all of the revenues on this contract have resulted from the pass through of subcontractor support services that have a very low profit margin for VSE.

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. As of June 30, 2007, VSE has recognized approximately $539 thousand in risk funding. The Company received funding modifications for approximately $143 thousand of this amount as of July 2007, leaving approximately $396 thousand of revenues classified as risk funding. VSE believes that it will receive funding for this remaining risk funding revenue.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of June 30, 2007, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995 and approximately $5.4 million of goodwill and intangible assets with indefinite lives associated with its acquisition of ICRC in 2007. The Company has not recognized any reduction to the goodwill or intangibles due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

Employee Stock Options

In accordance with SFAS 123(R), VSE recognizes expense associated with employee stock options in the income statement based on their fair values. The amount of this expense for 2006 was approximately $252 thousand and for the six months ended June 30, 2007 was approximately $91 thousand. VSE discontinued awarding employee stock options as of December 30, 2005. Options outstanding as of that date are not affected by this action.

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

Results of Operations

The following table sets forth certain items for VSE, including consolidated revenues, pre-tax income and net income, and the changes in these items for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

                                                                   2007
                                                             Increase Compared
                         Three Months         Six Months         to 2006
                        Ended June 30,      Ended June 30,   Three     Six
Description             2007     2006       2007      2006   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues             $159,644  $94,844   $280,333  $158,144  $64,800  $122,189
                     ========  =======   ========  ========  =======  ========
Income before income
  taxes              $  5,752  $ 3,278   $ 10,158  $  5,680  $ 2,474  $  4,478
Provision for income
  taxes                 2,205    1,251      3,882     2,168      954     1,714
                     --------  -------   --------  --------  -------  --------
Net Income           $  3,547  $ 2,027   $  6,276  $  3,512  $ 1,520  $  2,764
                     ========  =======   ========  ========  =======  ========

Revenues increased by approximately 68% and 77% for the three and six month periods ended June 30, 2007, as compared to the same periods of 2006.The primary reasons for the increases in revenues were 1) revenues associated with the CED Army Equipment Support program and CED's U.S. Army PM Assured Mobility Systems and TACOM support; 2) revenues from the start of FMD's Treasury Seized Property Management Program and increases in other FMD services; 3)revenues associated with BAV's ship transfer to India; 4) an increase in the level of ELD equipment refurbishment services; and 5) revenues from newly acquired ICRC.

Income before income taxes increased by approximately 76% and 79% for the three month and six month periods ended June 30, 2007, as compared to the same periods of 2006. The increases were primarily due to the increase in revenues on the CED Army Equipment Support program, increased profitability of SED services performed, revenue and margin increases on ELD's equipment refurbishment services, increased BAV award fee income, the Treasury Seized Property Management program, and revenues from newly acquired ICRC.

Federal Group Results

The following table shows consolidated revenues and income before income taxes and the changes in these items for the Federal Group for the three and six month periods ended June 30, 2007 and 2006 (in thousands).
                                                                   2007
                                                             Increase Compared
                         Three Months         Six Months         to 2006
                        Ended June 30,      Ended June 30,   Three     Six
Description             2007     2006       2007      2006   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues              $83,292  $46,690   $153,795   $66,895  $36,602  $86,900
                      =======  =======   ========   =======  =======  =======
Income before income
  taxes               $ 3,038  $ 1,369   $  5,764   $ 2,075  $ 1,669  $ 3,689
                      =======  =======   ========   =======  =======  =======
Profit percent           3.6%     2.9%       3.7%      3.1%


Revenues for the Federal Group increased by approximately 78% and 130% for the three and six month periods ended June 30, 2007, as compared to the same periods for the prior year. A substantial portion of the increases in revenues for 2007 was attributable to revenues associated with the CED Army Equipment Support Program work. Other reasons for the increases in 2007 revenues included: 1) work on additional CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; 2) increases in SED contract services performed other than the TBPS Program; and 3) increased revenues from ELD's equipment refurbishment services for the U. S. Army Reserve. The increases in revenues of this segment were offset slightly by a decline in MSD revenues for both the three and six month period.

Income before income taxes for the Federal Group increased by approximately 122% and 178% for the three and six month periods ended June 30, 2007, as compared to the same periods for the prior year. The increases in income before income taxes were primarily due to increased revenue levels and profitability of SED services performed on the TBPS Program and other SED services; profits associated with the increased military equipment refurbishment services performed by ELD for the U. S. Army Reserve; and the increase in revenues on the CED Army Equipment Support Program work and other CED task orders. The increases in income before income taxes of this segment were offset slightly by a decline in MSD profits for both the three and six month period.

Most of the work on The CED Army Equipment Support Program work is performed by a subcontractor and these costs are passed on to the government essentially at cost. Accordingly, the Federal Group profit percent can vary from year to year depending on the level of subcontractor activity.

International Group Results

The following table shows consolidated revenues and income before income taxes and the changes in these items for the International Group for the three and six month periods ended June 30, 2007 and 2006 (in thousands).
                                                                   2007
                                                             Increase Compared
                         Three Months         Six Months         to 2006
                         Ended June 30,     Ended June 30,   Three     Six
Description              2007     2006      2007     2006    Months    Months
-----------              ----     ----      ----     ----    ------    ------
Revenues               $69,111  $44,406  $116,015  $84,255   $24,705   $31,760
                       =======  =======  ========  =======   =======   =======
Income before income
  taxes                $ 2,256  $ 1,527  $  3,743  $ 2,849   $   729   $   894
                       =======  =======  ========  =======   =======   =======
Profit percent            3.3%     3.4%      3.2%     3.4%


Revenues for the International Group increased by approximately 56% and 38% for the three and six month periods ended June 30, 2007, as compared to the same periods for the prior year. The increases in revenues were primarily due to revenues provided by the start of FMD's Treasury Seized Property Management Program and to revenues associated with BAV's ship transfer to India. These additional revenues were offset somewhat by the decrease in revenues of BAV in 2007 due to the substantial completion of work associated with the transfer of U.S. Navy ships to Taiwan. The increases in revenues of this segment were offset slightly by a decline in VCG revenues for the three month period and helped slightly by an increase in VCG revenues for the six month period.

Income before income taxes for the International Group increased by approximately 48% and 31% for the three and six month periods ended June 30, 2007, as compared to the same periods for the prior year. The increase was primarily due to profits from FMD's Treasury Seized Property Management Program and to increased BAV award fee income. The increases in income before income taxes of this segment were helped slightly by an increase in profits for VCG for the three and six month periods.

Energy and Environmental Group Results

The following table shows consolidated revenues and income before income taxes and the changes in these items for the Energy and Environmental Group for the three and six month periods ended June 30, 2007 and 2006 (in thousands).

                                                                   2007
                                                             Increase Compared
                         Three Months         Six Months         to 2006
                         Ended June 30,     Ended June 30,   Three     Six
Description              2007     2006      2007     2006    Months    Months
-----------              ----     ----      ----     ----    ------    ------
Revenues                $3,607   $3,720    $6,853   $6,944   $(113)    $(91)
                        ======   ======    ======   ======   =====     ====
Income before income
  taxes                 $  454   $  460    $  767   $  836   $  (6)    $(69)
                        ======   ======    ======   ======   =====     ====
Profit percent           12.6%    12.4%     11.2%    12.0%


Revenues in the Energy and Environmental Group declined by approximately 3% and 1% for the three and six month periods ended June 30, 2007, as compared to the same periods for the prior year.

Income before income taxes in the Energy and Environmental Group declined by approximately 1% and 8% for the three and six month periods ended June 30, 2007, as compared to the same periods for the prior year. The decrease in income before income taxes in 2007 was primarily due to performance related issues that reduced profit on certain task orders and to the timing of award fees received in 2006 as compared to the same period of 2007.

Infrastructure and Information Technology Group

The following table shows consolidated revenues and income before income taxes for the Infrastructure and Information Technology Group for the three and six month periods ended June 30, 2007 (in thousands).

                           Three Months      Six Months
                          Ended June 30,    Ended June 30,
                               2007              2007
                               ----              ----
Revenues                      $3,619            $3,619
                              ======            ======
Income before income
  taxes                       $  167            $  167
                              ======            ======
Profit percent                  4.6%              4.6%

This segment was formed as a result of the acquisition of ICRC on June 4, 2007.

Financial Condition

VSE's financial condition did not change materially during the six months ended June 30, 2007. The Company's largest assets are its accounts receivable. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased by approximately $41 million and accounts payable and accrued expenses increased by approximately $34 million during the six months ended June 30, 2007, primarily as a result of the Company's increased revenues during this period. The acquisition of ICRC also caused increases in accounts receivable, accounts payable, and accrued expenses; and additionally resulted in a decrease in cash and cash equivalents and increases in intangible assets. The change in total stockholders' investment in this period was also impacted by earnings and dividend activity and the exercise of stock options.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $7.5 million during the six months ended June 30, 2007. The decrease in cash and cash equivalents during this period resulted from cash used in investing activities of approximately $13.9 million, cash provided by operating activities of approximately $3.7 million, and cash provided by financing activities of approximately $2.7 thousand. Investing activities included the acquisition of ICRC for approximately $11.6 million, the expansion and improvement of facilities of approximately $1.1 million and purchases of property and equipment, net of dispositions, of approximately $1.2 million. Financing activities consisted of dividend payments and proceeds from the exercise of VSE stock options and associated excess tax benefits.

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

The difference between cash provided by operating activities of approximately $3.7 million in 2007 as compared to cash used in operating activities of approximately $5.9 million in 2006 is primarily due to the increase in net income and to fluctuations in operating assets and liabilities associated with increased revenues and the timing of accounts receivable collections and subcontractor and vendor payments.

Quarterly cash dividends were paid at the rate of $.07 per share during the six months ended June 30, 2007, stated on a post-split basis to reflect the 2-for-1 stock split paid on June 28, 2007. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

Accounts receivable arise primarily from billings made by the Company to the government or other government prime contractors for services rendered, and payments received on accounts receivable represent the principal source of cash for the Company. Accounts receivable levels can be affected significantly by the timing of large materials purchases and subcontractor efforts used in performance on the Company's contracts. Accounts receivable levels are also affected by contract retainages, differences between the provisional billing rates authorized by the government compared to the costs actually incurred by the Company, differences between billable amounts authorized by contract terms compared to costs actually incurred by the Company, contract funding delays arising from job performance issues, and government delays in processing administrative paperwork for contract funding.

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

From time to time, the Company may also invest in the acquisition of another company. The acquisition of ICRC in 2007 represented a substantial use of cash. While there are no firm plans for additional acquisitions of this nature at this time, the possibility exists that future acquisitions could be made.

Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. The Company also invests in expansion, improvement, and maintenance of its operational and administrative facilities. The growth in the level of equipment refurbishment services provided by ELD required an increased level of investment in operational facilities in 2006 and the Company anticipates making additional investments in such facilities 2007 and future years.

VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the Company's internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $15 million as of June 30, 2007. The amount of this commitment is negotiable between the Company and the bank. The Company and its bank are currently in negotiation, and the Company has received a commitment letter from the bank, to increase the maximum commitment amount to $25 million. The Company has determined that this new amount is adequate to cover known current and future liquidity requirements.

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

Upon the acquisition of ICRC in June 2007, the Company assumed liability for certain additional operating lease commitments. This includes five leases for office space and approximately ten equipment leases for an aggregate amount of approximately $2.3 million.
[See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a summary of the Company's other contractual obligations.]


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


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the Company at variable interest rates. The Company used a significant amount of its cash reserves to pay for the ICRC acquisition in June 2007, giving rise to a situation where the Company may borrow on its bank loan from time to time in the short term future. VSE does not anticipate that such amounts borrowed will be significant, and accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings, future interest rate changes could potentially have a material impact.

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

                       VSE CORPORATION AND SUBSIDIARIES


Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of VSE's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Item 4.    Submission of Matters to a Vote of Security Holders

The 2007 annual meeting of the Company's stockholders was held on May 1, 2007, for the following purposes:

1. To elect seven directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

2. To ratify the appointment of Ernst & Young LLP as VSE's independent certified public accountants for the fiscal year ending December 31, 2007.

All of the Company's seven nominees were elected as directors, and the appointment of Ernst & Young LLP as VSE's independent certified public accountants for the year ending December 31, 2007, was ratified. Voting results were as follows:
                                                  Shares Voted
                                --------------------------------------------
                                                       Withhold/    Broker
                                   For        Against	Abstain	   Non-Votes
	                        -------------------------------------------
1.	Nominee
	Donald M. Ervine        4,179,454        --      89,348     186,986
	Clifford M. Kendall     4,144,640        --     123,582     186,986
	Calvin S. Koonce        4,140,624        --     128,198     186,986
	James F. Lafond         4,177,974        --      90,848     186,986
	David M. Osnos          3,916,740        --     352,082     186,986
	Jimmy D. Ross           4,179,474        --      89,348     186,986
	Bonnie K. Wachtel       4,141,324        --     127,498     186,986

4.	Ernst & Young LLP
          appointment           4,216,250     2,946       1,206     186,986


Item 6.    Exhibits

           (a)  Exhibits.

 Exhibit No.
 -----------
    10.1 Employment Agreement dated as of May 31, 2007, by and between VSE Corporation and James W. Lexo, Jr.

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

                               VSE CORPORATION




 Date:  August 1, 2007                /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer



 Date:  August 1, 2007                /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)