Form 10-Q
period 2007-09-30
VSE CORP
filed 2007-11-09
CIK 102752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 2007       Commission File Number:  0-3676



                              VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)



                DELAWARE                             54-0649263
      (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)            Identification No.)

         2550 Huntington Avenue
          Alexandria, Virginia              22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
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

Number of shares of Common Stock outstanding as of November 1, 2007: 5,042,136.


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

                        PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

-----------------------------------------------------------------------------
Consolidated Balance Sheets
(in thousands except share and per share amounts)

                                                   September 30, December 31,
                                                       2007          2006
                                                       ----          ----
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $  7,612      $  8,745
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .   113,179        66,730
  Contract inventories . . . . . . . . . . . . . .       311         4,459
  Deferred tax assets  . . . . . . . . . . . . . .     1,153         1,196
  Other current assets . . . . . . . . . . . . . .     3,189         2,472
                                                    --------      --------
    Total current assets . . . . . . . . . . . . .   125,444        83,602

Property and equipment, net  . . . . . . . . . . .    11,823         8,409
Deferred tax assets  . . . . . . . . . . . . . . .     1,763         1,133
Intangible assets  . . . . . . . . . . . . . . . .     8,291             -
Goodwill . . . . . . . . . . . . . . . . . . . . .     3,055         1,054
Other assets . . . . . . . . . . . . . . . . . . .     5,297         4,337
                                                    --------      --------
    Total assets . . . . . . . . . . . . . . . . .  $155,673      $ 98,535
                                                    ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .  $ 83,418      $ 44,302
  Accrued expenses   . . . . . . . . . . . . . . .    16,970        13,486
  Dividends payable  . . . . . . . . . . . . . . .       202           168
                                                    --------      --------
    Total current liabilities  . . . . . . . . . .   100,590        57,956

Deferred compensation  . . . . . . . . . . . . . .     3,239         2,183
Other liabilities  . . . . . . . . . . . . . . . .       353           160
                                                    --------      --------
    Total liabilities  . . . . . . . . . . . . . .   104,182        60,299
                                                    --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    Authorized 15,000,000 shares; issued and
    outstanding 5,042,136 in 2007 and 4,788,162
    shares in 2006 . . . . . . . . . . . . . . . .       252           239
  Paid-in capital  . . . . . . . . . . . . . . . .    11,344         7,164
  Retained earnings  . . . . . . . . . . . . . . .    39,895        30,833
                                                    --------      --------
    Total stockholders' equity . . . . . . . . . .    51,491        38,236
                                                    --------      --------
    Total liabilities and stockholders' equity . .  $155,673      $ 98,535
                                                    ========      ========
























  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                     For the three months       For the nine months
                                      ended September 30,       ended September 30,
                                       2007        2006          2007        2006
                                       ----        ----          ----        ----

Revenues  . . . . . . . . . .      $ 174,692   $ 103,630     $ 455,025   $ 261,774

Costs and expenses of
  contracts . . . . . . . . .        168,747     100,457       438,899     252,723
                                   ---------   ---------     ---------   ---------
Gross profit. . . . . . . . .          5,945       3,173        16,126       9,051

Selling, general and
  administrative expenses . .            576         199           970         617

Interest income, net. . . . .           (161)        (56)         (532)       (276)
                                   ---------   ---------     ---------   ---------
Income before income taxes. .          5,530       3,030        15,688       8,710

Provision for income taxes. .          2,171       1,141         6,053       3,309
                                   ---------   ---------     ---------   ---------

Net income. . . . . . . . . .      $   3,359   $   1,889     $   9,635   $   5,401
                                   =========   =========     =========   =========


Basic earnings per share  . .      $    0.67   $    0.40     $    1.96   $    1.14
                                   =========   =========     =========   =========
Basic weighted average shares
  outstanding                      5,024,416   4,742,198     4,922,056   4,732,786
                                   =========   =========     =========   =========
Diluted earnings per share. .      $    0.66   $    0.39     $    1.94   $    1.11
                                   =========   =========     =========   =========
Diluted weighted average
  shares outstanding               5,063,279   4,842,200     4,977,371   4,849,671
                                   =========   =========     =========   =========
Dividends declared per share       $    0.04   $    0.04     $    0.12   $    0.10
                                   =========   =========     =========   =========




















     The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------
(in thousands)

                                                           For the nine months
                                                           ended September 30,
                                                              2007     2006
                                                              ----     ----
Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $ 9,635  $ 5,401
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . .    2,385    1,310
     Loss on sale of property and equipment  . . . . . . .        1        9
     Deferred taxes  . . . . . . . . . . . . . . . . . . .     (587)    (328)
     Stock-based compensation  . . . . . . . . . . . . . .      228      245
Change in operating assets and liabilities, net of
  effect of business combination:
     Accounts receivable, net. . . . . . . . . . . . . . .  (39,931) (15,198)
     Contract inventories  . . . . . . . . . . . . . . . .    4,148   (1,848)
     Other current assets and noncurrent assets  . . . . .   (1,730)  (2,118)
     Accounts payable and deferred compensation  . . . . .   36,686    9,697
     Accrued expenses  . . . . . . . . . . . . . . . . . .    1,035   (1,061)
     Other liabilities . . . . . . . . . . . . . . . . . .      193       45
                                                            -------  -------
       Net cash provided by (used in) operating activities   12,063   (3,846)
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment  . . . . . . . . . .   (4,867)  (2,598)
  Acquisition of ICRC, including acquisition costs . . . .  (11,755)       -
                                                            -------  -------
       Net cash used in investing activities                (16,622)  (2,598)
                                                            -------  -------
Cash flows from financing activities:
  Borrowings on loan arrangement . . . . . . . . . . . . .    9,131        -
  Repayments on loan arrangement . . . . . . . . . . . . .   (9,131)       -
  Dividends paid . . . . . . . . . . . . . . . . . . . . .     (539)    (449)
  Excess tax benefits from share-based
    payment arrangements . . . . . . . . . . . . . . . . .    2,018       92
  Proceeds from the exercise of options of common stock  .    1,947      118
                                                            -------  -------
       Net cash provided by (used in) financing activities    3,426     (239)
                                                            -------  -------

Net decrease in cash and cash equivalents  . . . . . . . .   (1,133)  (6,683)
  Cash and cash equivalents at beginning of period . . . .    8,745   12,717
                                                            -------  -------
  Cash and cash equivalents at end of period . . . . . . .  $ 7,612  $ 6,034
                                                            =======  =======








     The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

Management of VSE's business operations is conducted under four reportable operating segments. These operating segments consist of: 1) the Federal Group, which includes the Communications and Engineering Division ("CED"), the Engineering and Logistics Division ("ELD"), the Field Support Services Division ("FSS"), the Management Sciences Division ("MSD"), and the Systems Engineering Division ("SED"), 2) the International Group, which includes the BAV Division ("BAV"), the Coast Guard Division ("VCG"), and the Fleet Maintenance Division ("FMD"), 3) the Energy and Environmental Group, which includes Energetics Incorporated ("Energetics") and 4) the Infrastructure and Information Technology Group, which includes Integrated Concepts and Research Corporation ("ICRC").


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


(2) Contract Inventories

Contract inventories consisted of work in process of approximately $311 thousand and $4.5 million as of September 30, 2007 and December 31, 2006, respectively.

Contract inventories include materials purchased, and other expenditures for use in a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS"), to military vehicles for the U.S. Army.

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


(3) Debt

VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loans or letters of credit. The loan agreement provided loan financing up to a maximum commitment of $25 million as of September 30, 2007. The expiration date of the loan agreement is August 14, 2009. From time to time the bank and the Company may amend the loan to increase or decrease the amount of available credit, to change the expiration date to a later date, or make other changes in the terms of the agreement.

The loan agreement contains terms whereby the Company may borrow against the revolving loan at any time and from time to time can prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of September 30, 2007 the Company has not been notified by the bank, nor is the Company aware, of any default under the loan agreement.

The Company pays a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of September 30, 2007 and December 31, 2006, there were no revolving loan amounts outstanding or letters of credit in effect. Interest expense incurred on the loan was approximately $6 thousand and $0 for the nine month periods ended September 30, 2007 and 2006, respectively.


(4) Stock-based Compensation

The Company has recognized approximately $126 thousand and $436 thousand in stock-based compensation costs for the three and nine month periods ended September 30, 2007, respectively, and approximately $63 thousand and $245 thousand for the three and nine month periods ended September 30, 2006,
respectively.   These amounts include the stock-based compensation costs
related to the restricted stock grants mentioned below.

Restricted Stock

During 2007 and 2006, the Company granted 5,100 shares and 3,600 shares, respectively, of restricted VSE Stock to the Company's outside Directors under the 2006 Restricted Stock Plan. Compensation expense related to those grants was approximately $11 thousand and $92 thousand for the three and nine month periods ended September 30, 2007, respectively, and approximately $0 and $57 thousand for the three and nine month periods ended September 30, 2006, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date.

The Company notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan for calendar year 2007 on January
3, 2007.    Accordingly, such employees are eligible to receive an award based

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



on VSE's financial performance for 2007. The earned amount will be expensed ratably over the vesting period of approximately three years, including the service period of one year which begins on January 1, 2007, because the Company has concluded that it is probable that certain of the financial statement targets will be met and the awards will be earned. As a result, the Company has recognized approximately $69 thousand and $208 thousand in related expense for the three and nine month periods ended September 30, 2007, respectively.


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

                                      Three Months            Nine Months
                                   ended September 30,    ended September 30,
                                    2007        2006       2007        2006
                                    ----        ----       ----        ----
   Basic weighted average
     common shares outstanding   5,024,416   4,742,198  4,922,056   4,732,786

   Diluted effect of options        38,863     100,002     55,315     116,885
                                 ---------   ---------  ---------   ---------
   Diluted weighted average
     common shares outstanding   5,063,279   4,842,200  4,977,371   4,849,671
                                 =========   =========  =========   =========

During the nine month period ended September 30, 2007, 248,874 stock options were exercised which resulted in an increase to additional paid-in capital of approximately $4 million, including related income tax benefits.

(6) Income Taxes

The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review and subsequent reviews, the Company concluded that there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state and local matters have been concluded for years through 2003.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



In the Consolidated Statement of Income, the Company classifies interest expense related to unrecognized tax benefits as "Interest income, net" and any penalties in "Selling, general and administrative expenses." No interest or penalty expense related to unrecognized tax benefits was recognized for the nine month periods ended September 30, 2007. As of September 30, 2007, no interest or penalties related to unrecognized tax benefits were accrued.

During 2007 and 2006, the Company accrued approximately $15 thousand and $60 thousand, respectively, related to expected interest payments to the Internal Revenue Service ("IRS") for an open tax issue. This tax issue was settled during the second quarter of 2007, which resulted in a cash payment of approximately $20 thousand. No penalty was assessed on the issue.


(7) Litigation

VSE and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In the opinion of management, the resolution of these claims will not have a material adverse effect on the Company's results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(8) Segment Information

Management of VSE's business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the Energy and Environmental Group, and the Infrastructure and Information Technology Group.

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

Energy and Environmental Group - VSE's Energy and Environmental Group provides high-level consulting services in the field of energy and environmental management. The Energy and Environmental Group includes VSE's wholly owned subsidiary, Energetics.

Infrastructure and Information Technology Group - VSE's Infrastructure and Information Technology Group is a recent segment due to the acquisition on June 4, 2007 of its wholly owned subsidiary, Integrated Concepts and Resources Corporation ("ICRC"). ICRC is engaged principally in providing diversified technical and management services to the U.S. Government, including information technology, advanced vehicle technology, aerospace services, and engineering and transportation infrastructure services.

These segments operate under separate management teams and discrete financial information is produced for each segment. The Company evaluates segment performance based on consolidated revenues and profits or losses from operations before income taxes. The Company's segment information for the three and nine month periods ended September 30, 2007 and 2006 is as follows (in thousands):

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



                                          Three Months         Nine Months
                                      ended September 30,  ended September 30,
                                         2007      2006       2007     2006
                                         ----      ----       ----     ----
Revenues:
  Federal Group                       $ 91,619  $ 61,035   $245,414  $127,930
  International Group                   58,795    38,753    174,810   123,008
  Energy and Environmental Group         3,845     3,846     10,698    10,790
  Infrastructure and Information
    Technology Group                    20,449         -     24,068         -
  Corporate                                (16)       (4)        35        46
                                      --------  --------   --------  --------
    Total revenues                    $174,692  $103,630   $455,025  $261,774
                                      ========  ========   ========  ========
Income before income taxes:
  Federal Group                       $  2,815  $  1,613   $  8,579  $  3,688
  International Group                    1,259       864      5,002     3,713
  Energy and Environmental Group           429       558      1,196     1,394
  Infrastructure and Information
    Technology Group                     1,469         -      1,636         -
  Corporate/unallocated expenses          (442)       (5)      (725)      (85)
                                      --------  --------   --------  --------
    Income before income taxes        $  5,530  $  3,030   $ 15,688  $  8,710
                                      ========  ========   ========  ========

Customer Information

The Company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the Company's services is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army, and Air Force. The Company's revenue by customer is as follows (in thousands):

                                       Three Months           Nine Months
                                   ended September 30,    ended September 30,
Source of Revenues                   2007        2006       2007       2006
------------------                   ----        ----       ----       ----
Army/Army Reserve                  $ 89,035    $ 56,907   $233,061   $115,900
Navy                                 47,575      40,818    147,751    128,271
Treasury                             16,381         278     38,709        784
Other                                21,701       5,627     35,504     16,819
                                   --------    --------   --------   --------
  Total Revenues                   $174,692    $103,630   $455,025   $261,774
                                   ========    ========   ========   ========

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



(9) Acquisition - Integrated Concepts and Research Corporation

On June 4, 2007, the Company acquired all of the equity of ICRC of Alexandria, Virginia. ICRC's core expertise lies in information technology, advance vehicle technology, aerospace, engineering and transportation infrastructure.

The Company paid approximately $11.8 million in cash for the ICRC stock, including direct acquisition costs of approximately $154 thousand consisting of legal and accounting fees, with the potential for additional payments of up to approximately $5.8 million if certain financial targets are met during the next six years. If ultimately paid, the additional purchase price consideration will be recorded as goodwill on the consolidated balance sheet under existing accounting guidance. Management believes that the addition of ICRC will provide the Company with an opportunity to expand and diversify its business across a number of project areas, including smart vehicles, alternate fuels, large-scale port engineering development and security, and information technology services. The results of ICRC's operations are included in the accompanying consolidated financial statements beginning as of June 4, 2007.

Of the purchase price, approximately $7.1 million was allocated to customer related intangibles to be amortized over six to eight years. In addition, approximately $1.5 million was allocated to ICRC's trade name, which has an indefinite life, and approximately $2 million was allocated to goodwill. Goodwill and intangible assets with indefinite lives are subject to review for impairment at least annually.

The Company plans to file an election under the Internal Revenue Code Section 338(h)(10) to treat the transaction as a sale of assets for tax purposes.

The Company is following the guidance of SFAS No. 141 to record the purchase of ICRC. The allocation of the initial purchase price has been finalized. The Company has recognized the fair value of assets acquired and liabilities assumed as follows (in thousands):

	        Description                     Fair Value
                -----------                     ----------
		Current assets			 $ 6,544
		Property and equipment		     429
		Other assets			      27
 		Intangibles - customer related     7,134
		Intangibles - trade name           1,500
		Goodwill                           2,001
                                                 -------
		Total assets acquired             17,635

		Liabilities assumed               (5,880)
                                                 -------
		Total purchase price             $11,755
                                                 =======

(10) Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



of this statement may have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. Management is currently evaluating the effect that adoption of this statement may have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.

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

VSE Customers and Services

The Company is engaged principally in providing engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. The largest customer for the Company's services is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army, and Air Force.

VSE Operating Segments

Management of VSE's business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the Energy and Environmental Group, and the Infrastructure and Information Technology Group.

Federal Group - VSE's Federal Group provides engineering, technical, management, integrated logistics support, and information technology services to all U.S. military branches and other government agencies. It consists of five divisions - CED, ELD, FSS, MSD, and SED.

CED is dedicated to supporting the Army's Communications and Electronics Command (CECOM) in the management and execution of the Rapid Response (R2) Program, which supports clients across DoD and the Federal Government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training, and acquisition support. A large portion of CED's current work on this program is related to the war effort in Iraq and Afghanistan, including: 1) the Army Equipment Support Program and the task order to support U.S. Army PM Assured Mobility Systems and TACOM, each more fully described later in this discussion; and 2) a task order to provide close combat systems support.

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

A large majority of the services on this program are provided by CED's subcontractor. CED provides certain program management services. The contract task order has a base year valued at approximately $139 million and an additional one-year option period valued at approximately $212 million. This program contributed significantly to VSE's revenues in 2006 and the first three quarters of 2007, and based on the contract value and a significant level of contract funding and funded backlog, is expected to contribute significantly to VSE's revenues in the fourth quarter of 2007. Profit margins on subcontract work such as this are lower than on work performed by Company personnel.

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

FSS was formed in June 2007 to provide worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment, including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives (FSR) and Field Support Teams (FST) in areas of combat operations and austere environments. In June 2007, FSS began providing some field service support on the CED Army Equipment Support program.

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

SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. SED principally supports U.S. Army, Air Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management, and life cycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages. A large portion of SED's current work is related to the war effort in Iraq and Afghanistan, including the TBPS Program and a task order to provide installation and follow-on support services to the U. S. Army for vehicular remote detection devices.

TBPS Program - VSE's SED Division performs work on a program providing a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a polyurethane based ballistic coating system and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, VSE has received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts as of September 30, 2007 was approximately $90.4 million, and the remaining available contract ceiling as of September 30, 2007 was approximately $12.2 million. These contract ceiling amounts are fully funded. Contractual coverage on the program runs through July 2008.

The TBPS Program has contributed to increases in VSE financial results in 2006 and 2007. The work performed on this program increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program presents VSE's business with the potential for both increased profit margins and increased risks of incurring a loss.

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

BAV Ship Transfer Program - BAV provides its ship transfer services to the Navy under large comprehensive ("omnibus") management contracts. During its life, this program has been a significant revenue producer for the Company. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan conducted under this program was a major contributor to the Company's revenues in 2006.

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

Contract terms under both the original and new contract specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. The Company recognized BAV award fee income in the three-month periods ended March 31 and June 30, 2007 and did not recognize any BAV award fee income in the three-month period ended September 30. In 2006, the Company recognized BAV award fee income in each of the three-month periods ended March 31, June 30, and December 31, and did not recognize any BAV award fee income in the three-month period ended September 30.

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

Treasury Seized Asset Program - In August 2006, VSE was awarded a contract to support the U.S Department of the Treasury seized and forfeited general property program. VSE assembled a team of experts to support all phases of the contract. Such support includes: 1) consolidating general personal property into Regional Property Management Centers, 2) optimizing vehicle sales at facilities nationwide, 3) providing field representatives nationwide to support local seizures, 4) utilizing the services of recognized sales and marketing organizations to increase the sales of general property and vehicles and 5) providing the Government with visibility, accountability, and controls. This is a single award, cost-plus-incentive-fee contract that includes a base period of performance, four option periods, and award term provisions. Phase in work on the contract began in 2006 to transition the program from a predecessor contractor. This program has the potential to be a significant contributor to VSE's financial results in 2007 and future years. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014. While the contract award specified an amount of approximately $113 million under the base and option periods, actual revenues are dependent on service requirements.

Contract terms specify base fee payments and incentive fee payments to VSE. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Incentive fee payments are determined by performance and level of contract activity. Incentive fees are earned once annually and incentive fee amounts are determined based on an evaluation by the customer following the government's September 30 fiscal year end. The Company does not know the amount of incentive fee income for the year until after notification of the results of this evaluation. The Company does not recognize incentive fee income until the fees are fixed and determinable. Accordingly, the Company will not recognize incentive fee income until after notification of the results of the evaluation and will recognize the entire annual amount of incentive fee income at one time. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will vary from period to period. The Company recognized base fee income on this contract for the nine months ended September 30, 2007, but has not yet recognized any incentive fee income during this period.

VCG provides the U.S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. VCG's core competencies include pre-transfer joint vessel inspections, reactivations, crew training, transit assistance, heavy-lift contracting, logistics support, technical support, and overseas husbandry.

Energy and Environmental Group - VSE's Energy and Environmental Group provides consulting services in the field of energy and environmental management to the U.S. Department of Energy, including the Office of Nuclear Energy, Science, and Technology, and to other government agencies and commercial clients. The Energy and Environmental Group includes VSE's wholly owned subsidiary, Energetics.

Energetics is an energy and environmental consulting company providing technical and management support in areas of nuclear energy, technology research, development, and demonstration. Energetics' expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance, and risk management. Founded in 1979 and acquired by VSE in 1995, Energetics is dedicated to providing superior products and services to clients in both the public and private sectors.

Infrastructure and Information Technology Group - VSE's Infrastructure and Information Technology Group, a recent segment in the second quarter of 2007, consists of its subsidiary, ICRC. VSE purchased ICRC in June 2007 for approximately $11.8 million in cash, including direct acquisition costs of approximately $154 thousand consisting of legal and accounting fees, with the potential for additional payments of up to approximately $5.8 million if certain financial targets are met during the next six years. For its fiscal year ended March 31, 2007, ICRC recorded revenues of approximately $59 million and net income of approximately $1.4 million. VSE consolidated results of operations for the nine months ended September 30, 2007 include ICRC operations from the June 4, 2007 date of acquisition through September 30, 2007.

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

A material part of ICRC's revenue and net income comes from a ten-year U.S. Department of Transportation ("DOT") contract awarded in 2003 through the
Section 8(a) Program of the United States Small Business Administration ("SBA") for the provision of infrastructure services for the Port of Anchorage in Alaska (the "POA Contract"). Revenues from the POA Contract were approximately $23.5 million for ICRC's fiscal year ended March 31, 2007. DOT submitted a request to SBA for a waiver to permit the continuation of the POA Contract under provisions of the Federal Acquisition Regulations requiring, in the absence of a waiver, the termination for convenience of a Section 8(a) contract where the ownership of the contractor is no longer controlled or at least 51% owned by disadvantaged individuals (as defined in the applicable regulations). VSE understands that, while the SBA has stated it will not grant such a waiver, it is giving further review to a subsequent DOT request for the waiver. Payment of the above-noted additional purchase price amounts of up to approximately $5.8 million is contingent on VSE realizing certain revenues from the POA Contract during the six-year period following VSE's June 2007 acquisition of ICRC. VSE's management does not believe that the outcome of this matter will have a material adverse affect on VSE's financial condition or operations.

Government Procurement Policies and Practices

VSE's business is subject to the risks arising from economic conditions and political factors that may impact the budgets and program funding of customers served through VSE's contracts. VSE's revenues have historically been subject to annual fluctuations resulting from changes in DoD spending. Future budgetary and funding decisions by government lawmakers or DoD restructuring efforts could affect the types and level of services provided by VSE to its government customers and could potentially have a material adverse impact on the Company's results of operations or financial condition.

The revenues of the Company depend on its ability to win new contracts and on the amount of work ordered by the government under the Company's existing contracts. The Company's ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have tended toward bundling work efforts under large omnibus contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for the Company to qualify as a bidder, increasing the level of competition due to the award of fewer contracts, and forcing the Company into competition with larger organizations that have greater financial resources and larger technical staffs. Competing for these contracts requires the Company to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. While the use of subcontractors on a large scale basis allows the Company to compete for this work, profit margins on subcontract work are lower than on work performed by Company personnel, thereby reducing the Company's overall profit margins.

The use of subcontractors on government contracts also raises certain performance and financial risks to VSE because government prime contractors are responsible for performing to the requirements of the contract and ensuring compliance with U.S. Government regulations relative to the performance by subcontractors.

Other government procurement practices that can affect the Company's revenues are: 1) the length of contracts issued, which may vary depending on changes in contracting regulations and other factors; 2) the use of past performance criteria that may preclude entrance into new government markets; and 3) government social programs that limit contract work to small, female, or minority owned businesses. Additional risk factors that could potentially affect the Company's results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

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

Revenues from the CED Army Equipment Support, BAV Ship Transfer, TBPS and other programs for which work is performed in foreign countries are subject to political risks posed by the ongoing conflicts in the Middle East and potential terrorist activity. A significant amount of VSE revenues in recent years has resulted from the U. S. military involvement in Iraq and Afghanistan, and an end to such U. S. military involvement in the future could potentially cause a decrease in VSE revenues. Similarly, a change in the political landscape in Egypt or other client countries served by BAV could potentially cause a decrease in VSE revenues. International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.

                           Concentration of Revenues
                                 (in thousands)
                    For the nine months ended September 30,
                    ---------------------------------------
                                               2007            2006
    Source of Revenues                       Revenues    %   Revenues   %
    ------------------                       --------    -   --------   -

    CED Army Equipment Support               $149,356    33  $ 66,252   25

    SED TBPS Program                           18,675     4    22,887    9

    CED Assured Mobility Systems               14,515     3         -    -

    BAV Egypt                                  39,193     9    38,231   15
    BAV India                                  36,765     8       135    -
    BAV Greece                                  7,747     2         -    -
    BAV Taiwan                                  5,228     1    39,100   15
    BAV Other                                   5,081     1     8,000    3
                                             --------   ---   -------  ---
        Total BAV                              94,014    21    85,466   33

    Treasury Seized Asset Program              37,675     8         9    -

    VSE Other                                 140,790    31    87,160   33
                                             --------   ---   -------  ---
        Total Revenues                       $455,025   100  $261,774  100
	                                     ========   ===  ========  ===

Revenue by Contract Type

Revenues by contract type for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

                                   2007             2006
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -

          Cost-type . . . . .    $159,932    35   $117,168    45
          Time and materials.     261,889    58    112,016    43
	  Fixed-price . . . .      33,204     7     32,590    12
                                 --------   ---   --------   ---
                                 $455,025   100   $261,774   100
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


Management Outlook

The Company's growth in revenues and profits continued in the first nine months of 2007. Subject to the risk elements discussed above, VSE believes it has the potential to sustain these revenue and profit levels through the remainder of 2007. Discussion of some of the events and circumstances that will impact the Company's results follows below.

CED Army Equipment Support Program. CED began work on this program in 2006 and revenues from this program in 2006 were approximately $106 million. Work on the program has increased in 2007. Revenues for the nine months ended September 30, 2007 were approximately $149 million. The contract task orders for this program are incrementally funded, with funded backlog of approximately $159 million as of September 30, 2007. While profit margins on this program are expected to be low, the Company expects to benefit from the increased revenue base that this program provides.

ICRC Acquisition. The acquisition of ICRC will contribute to VSE's revenues and profits in 2007 and is expected to contribute to revenues and profits in 2008. Revenues for ICRC were approximately $59 million in its most recently completed fiscal year ended March 31, 2007. ICRC revenues since the June 4, 2007 acquisition date are approximately $24 million, providing an increase to total VSE revenues during the first nine months of 2007.

Treasury Seized Asset Program. Phase in work on this program began in 2006 to transition the program from a predecessor contractor. This program has the potential to be a significant contributor to VSE's financial results in 2007 and future years.

BAV Ship Transfer Program. During the first nine months of 2007, BAV has supported the transfer of five excess U.S. Navy ships to FMS clients. A large amphibious ship was transferred to India and four mine hunter ships, two each, have been transferred to Egypt and Greece. This marks the first opportunity BAV has had to work with India and a resumption of support for Greece after several years of inactivity. It is also a significant increase in activity in Egypt. These efforts, as well as the integration of four U.S. Navy ships into the fleet operations of the Taiwan Navy under this program, provide BAV with some solid prospects for follow-on technical support and training services in these countries. The Company expects the BAV Ship Transfer Program to continue to be a major provider of revenues in 2007 and future years. Funded backlog on the BAV Ship Transfer Program was approximately $65 million as of September 30, 2007.

TBPS Program. In 2007, the U. S. Army identified additional work to continue the TBPS program, added funding, and extended contractual coverage on the program through July 2008. Revenues from this program were approximately $30 million in both 2006 and 2005. While 2007 revenues are expected to be less than this level, the TBPS program will continue to be a strong contributor to VSE financial results in 2007. Funded backlog remaining on the program was approximately $12.2 million as of September 30, 2007.

ELD Equipment Refurbishment Services. VSE has provided the U. S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, VSE formed ELD to continue the performance of these services. ELD has expanded its workforce, facilities, capacity to perform work, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006 and the first nine months of 2007. The Company expects further increases in the remainder of 2007 and future years.

Other Significant Contracts. VSE has three multiyear, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts with no funding committed at the time of award. VSE is one of several awardees on each contract. While future VSE revenue from these contracts cannot be predicted, the award of these contracts provides the Company with the opportunity to compete for work that could contribute to future revenue growth, including new work in 2007. These three contracts are described below.

VSE's CED Division has a multiyear Rapid Response support contract awarded by the U.S. Army Communications and Electronics Command (CECOM) in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While it is unlikely that the full ceiling amount will be realized, the Company has received over $1.2 billion in task order awards and over $775 million of funding since inception of the contract. This contract generated revenues for all of VSE of approximately $143 million during 2006, including revenues of approximately $106 million on the CED Army Equipment Support Program. CED was awarded a new task order under this contract in December 2006 for work to support U.S. Army PM Assured Mobility Systems and TACOM, most of which will be subcontracted, that represents potential revenues to the Company of about $212 million over a 16-month period if all options are exercised. VSE continues to pursue new orders on this contract that provide potential future revenue opportunities.

VSE's FMD Division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract. As of September 30, 2007, FMD has been awarded approximately $20.8 million in contract task orders under this contract.

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

Funded Backlog

Revenues in government contracting businesses are dependent upon contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of VSE's bookings, funded contract backlog, and revenues for the nine months ended September 30, 2007, including ICRC from the acquisition in June, is as follows:
                                                            (in millions)
                                                             -----------

Bookings for the nine months ended September 30, 2007    	 $603
Funded backlog as of September 30, 2007              	 	 $478
Revenues for the nine months ended September 30, 2007	 	 $455

Funded backlog includes approximately $48 million of ICRC backlog.

Longer Term

The growth in VSE revenue and profits during 2006 and the first three quarters of 2007, and the expected continuation of this growth in the remainder of 2007 will present the Company with both challenges and opportunities for future years. Certain work efforts that have supported VSE's growth in recent years have expired or are due to expire. VSE has received significant contributions to its revenue growth: 1) from the Taiwan Ship Transfer work, which was substantially completed in September 2006; 2) from the TBPS Program work, for which a large majority of the originally proposed work has been delivered and current contractual coverage is scheduled to expire in July 2008; and, 3) from the CED Army Equipment Support Program for which contract coverage currently expires in February 2008. The expiration of these programs may reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. Management is currently evaluating the effect that adoption of this statement will have on the Company's consolidated financial position and results of operations when it becomes effective in 2008.


Critical Accounting Policies

VSE's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require VSE to make estimates and assumptions. Please refer to VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the "SEC") on March 5, 2007 for a full discussion of the Company's accounting policies.

Revenue Recognition

The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. As of September 30, 2007, VSE has recognized approximately $1 million in risk funding. The Company received funding modifications for approximately $180 thousand of this amount during October 2007, leaving approximately $857 thousand of revenues classified as risk funding. VSE believes that it will receive funding for all of the remaining risk funding revenue.

Results of Operations

The following table sets forth certain items for VSE, including consolidated revenues, pre-tax income and net income, and the changes in these items for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):
                                                                    2007
                                                                  Increase
                                                                  Compared
                                                                  to 2006
                         Three Months         Nine Months         --------
                     ended September 30,  ended September 30,  Three     Nine
Description             2007      2006       2007      2006    Months    Months
-----------             ----      ----       ----      ----    ------    ------
Revenues             $174,692  $103,630   $455,025  $261,774   $71,062  $193,251
                     ========  ========   ========  ========   =======  ========
Income before income
  taxes              $  5,530  $  3,030   $ 15,688  $  8,710   $ 2,500  $  6,978
Provision for income
  taxes                 2,171     1,141      6,053     3,309     1,030     2,744
                     --------  --------   --------  --------   -------  --------
Net Income           $  3,359  $  1,889   $  9,635  $  5,401   $ 1,470  $  4,234
                     ========  ========   ========  ========   =======  ========

Revenues increased by approximately 69% and 74% for the three and nine months ended September 30, 2007, as compared to the same periods of 2006. The primary reasons for the increases in revenues were 1) revenues associated with the CED Army Equipment Support program and other CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; 2) revenues from the start of FMD's Treasury Seized Property Management Program and increases in other FMD services; 3) revenues associated with BAV's ship transfer to India; 4) revenues from newly acquired ICRC; and 5) an increase in ELD equipment refurbishment services.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Company's operating unit contracts. The increase in these expenses for the three and nine month periods ended September 30, 2007, as compared to the same periods of 2006, is primarily due to the amortization of intangible assets attributable to the ICRC acquisition and to the inclusion of ICRC's selling, general and administrative expenses in VSE results in 2007 but not included in 2006.

Income before income taxes increased by approximately 83% and 80% for the three month and nine months ended September 30, 2007, as compared to the same periods of 2006. The increases were primarily due to increased profitability of SED services performed, the increase in revenues on the CED Army Equipment Support program, revenues from recently acquired ICRC, revenue and margin increases on ELD's equipment refurbishment services, profits associated with the increase in FMD revenues, and increased BAV fee income.

Federal Group Results

The following table shows consolidated revenues and income before income taxes and the changes in these items for the Federal Group for the three and nine months ended September 30, 2007 and 2006 (in thousands):
                                                                   2007
                                                             Increase Compared
                                                                 to 2006
                         Three Months        Nine Months         -------
                    ended September 30,  ended September 30,  Three    Nine
Description            2007      2006       2007      2006    Months   Months
-----------            ----      ----       ----      ----    ------   ------
Revenues             $91,619   $61,035   $245,414  $127,930   $30,584  $117,484
                     =======   =======   ========  ========   =======  ========
Income before income
  taxes              $ 2,815   $ 1,613   $  8,579  $  3,688   $ 1,202  $  4,891
                     =======   =======   ========  ========   =======  ========
Profit percent          3.1%      2.6%       3.5%      2.9%


Revenues for the Federal Group increased by approximately 50% and 92% for the three and nine months ended September 30, 2007, as compared to the same periods for the prior year. A substantial portion of the increases in revenues for 2007 was attributable to revenues associated with the CED Army Equipment Support Program work. Other reasons for the increases in 2007 revenues included: 1) work on additional CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; 2) increased revenues from ELD's equipment refurbishment services for the U. S. Army Reserve; and 3) increases in SED contract services performed other than the TBPS Program. The increases in revenues of this segment were offset partially by a decrease in TBPS Program revenues and a decline in MSD revenues for both the three and nine month period.

Income before income taxes for the Federal Group increased by approximately 75% and 133% for the three and nine months ended September 30, 2007, as compared to the same periods for the prior year. The increases in income before income taxes were primarily due to increased profitability of SED services performed on the TBPS Program and other SED services; profits associated with the increased military equipment refurbishment services performed by ELD for the U.S. Army Reserve; the increase in revenues on the CED Army Equipment Support Program work and other CED task orders. The increases in income before income taxes of this segment were offset slightly by a decline in MSD profits for both the three and nine month period.

International Group Results

The following table shows consolidated revenues and income before income taxes and the changes in these items for the International Group for the three and nine months ended September 30, 2007 and 2006 (in thousands):
                                                                   2007
                                                             Increase Compared
                                                                 to 2006
                         Three Months        Nine Months         -------
                    ended September 30,  ended September 30,  Three    Nine
Description            2007      2006       2007      2006    Months   Months
-----------            ----      ----       ----      ----    ------   ------
Revenues             $58,795   $38,753   $174,810  $123,008   $20,042  $51,802
                     =======   =======   ========  ========   =======  =======
Income before income
  taxes              $ 1,259   $   864   $  5,002  $  3,713   $   395  $ 1,289
                     =======   =======   ========  ========   =======  =======
Profit percent          2.1%      2.2%       2.9%      3.0%

Revenues for the International Group increased by approximately 52% and 42% for the three and nine months ended September 30, 2007, as compared to the same periods for the prior year. The increases in revenues were primarily due to revenues provided by the start of FMD's Treasury Seized Property Management Program and increases in other FMD services, and to revenues associated with BAV's ship transfer to India. These additional revenues were partially offset by the substantial completion of BAV's work associated with the transfer of

U.S. Navy ships to Taiwan. The increases in revenues of this segment were helped slightly by an increase in VCG revenues for the three and nine month periods.

Income before income taxes for the International Group increased by approximately 46% and 35% for the three and nine months ended September 30, 2007, as compared to the same periods for the prior year. The increase was primarily due to profits from higher revenue levels in FMD attributable to FMD's Treasury Seized Property Management Program and to increased BAV fee income. The increases in income before income taxes of this segment were helped slightly by an increase in profits for VCG for the three and nine month periods.

Energy and Environmental Group Results

The following table shows consolidated revenues and income before income taxes and the changes in these items for the Energy and Environmental Group for the three and nine months ended September 30, 2007 and 2006 (in thousands):

                                                                   2007
                                                             Increase Compared
                                                                 to 2006
                         Three Months        Nine Months         -------
                    ended September 30,  ended September 30,  Three    Nine
Description            2007      2006       2007      2006    Months   Months
-----------            ----      ----       ----      ----    ------   ------

Revenues              $3,845    $3,846    $10,698   $10,790   $  (1)   $  (92)
                      ======    ======    =======   =======   =====    ======
Income before income
  taxes               $  429    $  558    $ 1,196   $ 1,394   $(129)   $ (198)
                      ======    ======    =======   =======   =====    ======
Profit percent         11.2%     14.5%      11.2%   12.9%

Revenues in the Energy and Environmental Group were substantially unchanged for the three and nine months ended September 30, 2007, as compared to the same periods for the prior year.

Income before income taxes in the Energy and Environmental Group decreased by approximately 23% and 14% for the three and nine months ended September 30, 2007, as compared to the same periods for the prior year. The decrease in income before income taxes in 2007 was primarily due to the timing of various costs incurred and associated revenues recognized in 2006 as compared to the same period of 2007.

Infrastructure and Information Technology Group

The following table shows consolidated revenues and income before income taxes for the Infrastructure and Information Technology Group for the three and nine months ended September 30, 2007 (in thousands):

                           Three Months          Nine Months
                        ended September 30,   ended September 30,
                               2007                  2007
                               ----                  ----

Revenues                     $20,449               $24,068
                             =======               =======
Income before income
  taxes                      $ 1,469               $ 1,636
                             =======               =======
Profit percent                  7.2%                  6.8%

VSE consolidated results of operations for the nine months ended September 30, 2007 include ICRC operations from the June 4, 2007 date of acquisition through September 30, 2007.


Financial Condition

VSE's financial condition did not change materially during the nine months ended September 30, 2007. The Company's largest assets are its accounts receivable. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased by approximately $40 million and accounts payable and accrued expenses increased by approximately $38 million during the nine months ended September 30, 2007, primarily as a result of the Company's increased revenues during this period. The acquisition of ICRC also caused increases in accounts receivable, accounts payable, and accrued expenses; and additionally resulted in a decrease in cash and cash equivalents and increases in intangible assets. The change in total stockholders' investment in this period was also impacted by earnings and dividend activity and the exercise of stock options.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $1.1 million during the nine months ended September 30, 2007. The decrease in cash and cash equivalents during this period resulted from cash used in investing activities of approximately $16.6 million, cash provided by operating activities of approximately $12.1 million, and cash provided by financing activities of approximately $3.4 million. Investing activities included the acquisition of ICRC for approximately $11.8 million, the expansion and improvement of facilities of approximately $3.2 million and purchases of property and equipment, net of dispositions, of approximately $1.7 million. Financing activities consisted of dividend payments and proceeds from the exercise of VSE stock options and associated excess tax benefits.

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

The difference between cash provided by operating activities of approximately $12.1 million in 2007 as compared to cash used in operating activities of approximately $3.8 million in 2006 is primarily due to the increase in net income and fluctuations in operating assets and liabilities associated with increased revenues and the timing of accounts receivable collections and subcontractor and vendor payments.

Quarterly cash dividends were paid at the rate of $.11 per share during the nine months ended September 30, 2007, stated on a post-split basis to reflect the two-for-one stock split paid on June 28, 2007. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

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

Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. The Company also invests in expansion, improvement, and maintenance of its operational and administrative facilities. The growth in the level of equipment refurbishment services provided by ELD required an increased level of investment in operational facilities in 2006 and 2007 and the potential exists for making additional investments in such facilities in future years.

VSE's external sources of liquidity consist of a revolving loan agreement that provides loan financing based on the Company's accounts receivable (see "Notes to Consolidated Financial Statements"). The bank financing complements the Company's internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $25 million as of September 30, 2007. The amount of this commitment is negotiable between the Company and the bank. The Company has determined that this new amount is adequate to cover known current and future liquidity requirements.

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

In June 2007, the Company signed a contract for approximately $6.1 million for construction of additional warehouse and shop space at its Ladysmith, Virginia facility. Work began in July 2007 and is expected to be completed in May 2008.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a summary of the Company's other contractual obligations.

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


Disclosures About Market Risk

Interest Rates

VSE's bank loan financing provides available borrowing to the Company at variable interest rates. The Company used a significant amount of its cash reserves to pay for the ICRC acquisition in June 2007, giving rise to a situation where the Company may borrow on its bank loan from time to time in the near term. VSE does not anticipate that such amounts borrowed will be significant, and accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings, future interest rate changes could potentially have a material impact.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                               VSE CORPORATION




 Date:  November 9, 2007              /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Chairman, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer



 Date:  November 9, 2007              /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                                                                   Exhibit 31.1

                          CERTIFICATION PURSUANT TO
             RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, D. M. Ervine, certify that:

1.   I have reviewed this report on Form 10-Q of VSE Corporation (the
"Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such Internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: November 9, 2007                   /s/ D. M. Ervine
                                         ___________________________
                                         D. M. Ervine
                                         Chairman, President,
                                         Chief Executive Officer and
                                         Chief Operating Officer

                                                                   Exhibit 31.2

                          CERTIFICATION PURSUANT TO
             RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, T. R. Loftus, certify that:

1.   I have reviewed this report on Form 10-Q of VSE Corporation (the
"Registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such Internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing the equivalent function):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: November 9, 2007                   /s/ T. R. Loftus
                                         _____________________________
                                         T. R. Loftus
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


                                                                   Exhibit 32.1

                          CERTIFICATION PURSUANT TO
          SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as Chairman, President, Chief Executive Officer and Chief Operating Officer of VSE Corporation (the "Company"), does hereby certify that to the best of the undersigned's knowledge:


	1) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	2) the information contained in the Company's Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 9, 2007                  /s/ D. M. Ervine
                                         ___________________________
                                         D. M. Ervine
                                         Chairman, President,
                                         Chief Executive Officer and
                                         Chief Operating Officer





































                                                                   Exhibit 32.2

                          CERTIFICATION PURSUANT TO
          SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as Executive Vice President and Chief Financial Officer of VSE Corporation (the "Company"), does hereby certify that to the best of the undersigned's knowledge:


	1) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "Report"), fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	2) the information contained in the Company's Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 9, 2007                  /s/ T. R. Loftus
                                         _____________________________
                                         T. R. Loftus
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)