Form 10-K
period 2007-12-31
VSE CORP
filed 2008-03-07
CIK 102752

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)
            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                     22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)         (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
  Common Stock, par value $.05 per share      The NASDAQ Stock Market LLC


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

Large accelerated filer [ ]  Accelerated filer [x]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [ ]    No [x]

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2007, was approximately $119.1 million based on the last reported sales price of the Registrant's common stock on the Nasdaq National Market as of that date.

Number of shares of Common Stock outstanding as of March 7, 2008: 5,057,012.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 6, 2008, are incorporated by reference into Part III of this report.


                              TABLE OF CONTENTS


                                                                          Page
PART I									  ----

ITEM 1.	        Business . . . . . . . . . . . . . . . . . . . . . . . . .   3
ITEM 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 1B.	Unresolved Staff Comments  . . . . . . . . . . . . . . . .  10
ITEM 2.	        Properties . . . . . . . . . . . . . . . . . . . . . . . .  10
ITEM 3.	        Legal Proceedings	 . . . . . . . . . . . . . . . . .  11
ITEM 4.	        Submission of Matters to a Vote of Security Holders  . . .  11
                Executive Officers of the Registrant . . . . . . . . . . .  12

PART II

ITEM 5.	        Market for Registrant's Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities. . . . .  13
ITEM 6.	        Selected Financial Data	 . . . . . . . . . . . . . . . . .  16
ITEM 7.	        Management's Discussion and Analysis of Financial
		Condition and Results of Operations  . . . . . . . . . . .  17
ITEM 7A.	Quantitative and Qualitative Disclosures About
		Market Risks . . . . . . . . . . . . . . . . . . . . . . .  35
ITEM 8.	        Financial Statements and Supplementary Data  . . . . . . .  36
ITEM 9.	        Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure  . . . . . . . . . . .  60
ITEM 9A.	Controls and Procedures  . . . . . . . . . . . . . . . . .  60
ITEM 9B.	Other Information  . . . . . . . . . . . . . . . . . . . .  63


PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance . .  63
ITEM 11.	Executive Compensation . . . . . . . . . . . . . . . . . .  63
ITEM 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters . . . . . . . .  63
ITEM 13.	Certain Relationships and Related Transactions, and  . . .
                Director Independence  . . . . . . . . . . . . . . . . . .  63
ITEM 14.	Principal Accountant Fees and Services . . . . . . . . . .  63

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules . . . . . . .  63

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  65

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 66-75





Forward Looking Statements

       	This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE" or the "Company" or the "Registrant") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business" (Items 1, 1A, 2 and 3), and "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.



                                    Part I

ITEM 1. Business

(a)   General Background

       	VSE was incorporated in Delaware in 1959. VSE serves as a centralized management and consolidating entity for the business operations conducted by the Company's divisions and wholly owned subsidiaries. Unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD") beginning in 2006, Field Support Services Division ("FSS") beginning in 2007, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Wholly owned subsidiaries include Energetics Incorporated ("Energetics") and Integrated Concepts and Resources Corporation ("ICRC"), which was purchased in June 2007. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

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

(b)   Financial Information

       	Financial information for the three years ended December 31, 2007, appears in the "Consolidated Statements of Income" contained in this Form 10-K.

       	VSE operations are conducted within four reporting segments, the Federal Group, the International Group, the Energy and Environmental Group and the Infrastructure and Information Technology Group. The Federal Group, consisting of CED, ELD, FSS, MSD, and SED, generated approximately 55% of VSE's revenues in 2007. The International Group, consisting of BAV, FMD, and VCG, generated approximately 35% of VSE's revenues in 2007. The Energy and Environmental Group, consisting of Energetics, generated approximately 2% of VSE's revenues in 2007. The Infrastructure and Information Technology Group, consisting of ICRC, was formed in June 2007 upon the purchase of ICRC by VSE and generated approximately 8% of VSE's revenues in 2007. Additional financial information for VSE's reportable segments appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)  Description of Business

Services and Products

       	VSE engineering, logistics, management, and technical services include a broad array of capabilities and resources that support military and other government systems, equipment, and processes. VSE services are focused on creating, sustaining, and improving the systems, equipment, and processes of government through core competencies in legacy systems sustainment, obsolescence management, prototyping, reverse engineering, technology insertion, supply chain management, foreign military sales, management consulting, and process improvement.

	Typical projects include sustaining engineering support for military vehicles and combat trailers; military equipment refurbishment and modification; military vehicle ballistic protection systems; ship maintenance, repair, overhaul planning and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; life cycle support for ships; ship communication systems; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer LAN, and telecommunications systems; cross-platform technical data; product data; technical manual development and support; smart vehicle development; and large-scale port engineering development and security.

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

       	Substantially all of the Company's revenues are derived from contract services performed for the government. The U.S. Navy and U.S. Army are VSE's largest customers. Other significant customers include the Department of Treasury, the Department of Transportation, the Army Reserve, and the Department of Energy. The Company's customers also include various other government agencies, non-government organizations, and commercial entities.









                           VSE Revenues by Customer
                            (dollars in thousands)


                             2007              2006               2005
Customer                   Revenues     %    Revenues      %    Revenues    %
--------                   --------     -    --------      -    --------    -
U.S. Army/Army Reserve .   $344,296   52.7   $174,473   48.0   $ 56,019   20.0
U.S. Navy  . . . . . . .    189,534   29.0    164,788   45.3    196,363   70.1
U.S. Air Force . . . . .      4,627    0.7      4,579    1.3      5,431    1.9
                           --------  -----   --------  -----   --------  -----
  Subtotal for
    Department of Defense   538,457   82.4    343,840   94.6    257,813   92.0
U.S. Treasury  . . . . .     55,020    8.4      2,392    0.7      1,121    0.4
Department of
  Transportation . . . .     30,977    4.7          0    0.0          0    0.0
Department of Energy . .     10,537    1.6      9,420    2.6      9,734    3.5
All other government . .     12,481    2.0      5,683    1.5      9,682    3.5
Commercial and other . .      5,692    0.9      2,399    0.6      1,789    0.6
                           --------  -----   --------  -----   --------  -----
   Total                   $653,164  100.0   $363,734  100.0   $280,139  100.0
                           ========  =====   ========  =====   ========  =====

	The government's procurement practices in recent years have tended toward the bundling of various work efforts under large comprehensive management contracts ("omnibus"). As a result, the growth opportunities available to the Company have occurred in large, unpredictable increments. The Company has pursued these larger efforts by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by Company personnel. Accordingly, the use of such teaming arrangements may lower the Company's overall profit margins in some years. Although the government's practice of using omnibus contracts is expected to continue, the Company has opportunities to compete for smaller contracts requiring specific areas of expertise. VSE is positioned to pursue these opportunities while continuing to use subcontractor teams to compete for the omnibus contracts.

	As a result of the bundling trend described above, the Company has some divisions for which revenues are derived predominantly from one major contract effort. Substantially all of BAV's work is performed on a program for the U.S. Navy that accounted for approximately 17%, 29%, and 43% of consolidated revenues in 2007, 2006, and 2005, respectively. This program has been performed under two contracts. The original ten-year contract was awarded in 1995 with a total contract ceiling of over $1 billion and was extended to continue work on a major delivery order effort through most of 2006. A follow-on five-year contract with a total ceiling of approximately $544 million was awarded in 2005.

       	The Company's contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by the Company's employees and from pass-through of costs for material and work performed by subcontractors. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned.

       	The BAV Division contracts have terms that specify award fee payments that are determined by performance and level of contract activity. Award fees under the BAV contracts are made three times during the year, and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed or determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

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

Backlog

       	Funded backlog for government contracts represents a measure of the Company's potential future revenues and is defined as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. VSE's funded backlog as of December 31, 2007, is approximately $408 million. Funded backlog as of December 31, 2006 and 2005 was approximately $299 million and $276 million, respectively. The increases in funded backlog during these years are due to increases in funding on the Company's existing programs and the funding received on new programs. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing program requirements and the ultimate availability of funds.

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

Personnel

	VSE services are provided by a staff of professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2007, VSE had 1,223 employees. Principal categories of VSE technical personnel include (a) engineers and technicians in mechanical, electronic, chemical, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, (f) logisticians, and g) construction and environmental specialists. The expertise required by VSE customers also frequently includes knowledge of government administrative procedures. Many VSE employees have had experience as government employees or have served in the U.S. armed forces.

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

	Government agencies have emphasized awarding contracts of the types performed by VSE on a competitive basis as opposed to a sole source or other non-competitive basis. Most of the significant contracts currently performed by VSE were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by the General Services Administration ("GSA"). GSA provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. The Company has five GSA schedule contracts for different classes of services, but there is no assurance regarding the level of work which may be obtained by VSE under these contract arrangements. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in VSE's business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business for VSE and its competitors, thereby intensifying competition for the remaining business.

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


VSE's work on large program efforts presents a risk to revenue and profit growth and sustainability.

A large portion of VSE's revenues and profits are concentrated in a small number of contracts, customers or major programs. The eventual expiration of such programs, or the loss of or disruption of revenues on a single contract, presents the potential for a sudden drop in revenues and profits. The loss of these revenues could further erode profits on remaining VSE programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work.

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

	Revenues from the CED Army Equipment Support, BAV Ship Transfer, Tanker Ballistic Protection System ("TBPS") and other programs for which work is performed in foreign countries are subject to political risks posed by the ongoing conflicts in the Middle East and potential terrorist activity. A significant amount of VSE revenues in recent years has resulted from the U.S. military involvement in Iraq and Afghanistan, and an end to such U.S. military involvement in the future could potentially cause a decrease in VSE revenues. Similarly, a change in the political landscape in Egypt or other client countries served by BAV could potentially cause a decrease in VSE revenues. International tensions can also affect work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during this time period. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on the Company's results of operations.

VSE is exposed to contractual and financial liabilities if its subcontractors do not perform satisfactorily.

       	A large percentage of VSE's contract work is performed by subcontractors, which raises certain government compliance, performance and financial risks to VSE. While subcontractor terms generally specify the terms and performance for which the subcontractor is liable to VSE, if any unsatisfactory performance or compliance failure occurs on the part of subcontractors, the Company still must bear the cost to ensure satisfactory performance or compliance remedy on its prime contracts.

Investments in facilities could cause losses to VSE if certain work efforts are disrupted or discontinued.

       VSE has made investments in facilities and lease commitments to support specific business programs, work requirements, or service offerings. A slowing or disruption of these business programs, work requirements, or service offerings that results in operating them at less than intended levels could cause the company to suffer financial losses.

Environmental and pollution risks could potentially impact VSE financial results.

       VSE is exposed to certain environmental and pollution risks due to the nature of some of the contract work the company performs. Costs associated with pollution clean up efforts could potentially have an adverse impact on financial results.

As a U.S. Government contractor, VSE is subject to a number of procurement rules and regulations that could expose the Company to potential liabilities or loss of work.

       	VSE must comply with and is affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Additionally, VSE is responsible for subcontractor compliance with these laws and regulations. Government contract laws and regulations affect how the Company does business with its customers and, in some instances, impose added costs on the business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of contracts or debarment from bidding on contracts.

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

       Changes to Generally Accepted Accounting Principles in the United States ("GAAP") arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on results of operations, financial position and other financial measures.

The nature of VSE's operations and significant increases in revenues in recent years present certain challenges related to work force management.

       The Company's financial performance is heavily dependent on the abilities of its administrative and operating staffs with respect to technical skills, operating performance, pricing, cost management, and administrative and compliance efforts. A wider diversity of contract types, nature of work, work locations, and increased legal and regulatory complexities means that the staff and skill sets are spread much thinner than in years prior to the rapid growth. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can lead to lost work, reduced profit margins, and losses from cost overruns or performance deficiencies.


ITEM 1B.  Unresolved Staff Comments

	None


ITEM 2.   Properties

       	VSE's principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by VSE through April 30, 2013. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. VSE also provides services and products from approximately 30 other leased facilities located near customer sites to facilitate communications and enhance project performance. These facilities are generally occupied under short-term leases and currently include an aggregate of approximately 900,000 square feet of office and warehouse space. VSE employees often provide services at customer facilities, limiting VSE's requirement for additional space. BAV, CED, and SED provide services from several locations outside of the United States, generally at foreign shipyards or U.S. military installations.

       	VSE owns and operates two facilities in Ladysmith, Virginia. One of these properties consists of approximately 45 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 17,000 square feet of space and additional space of approximately 40,000 currently under construction. The other property, purchased in October 2006 for approximately $1.5 million, consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. These properties are used by VSE to test military equipment for which VSE provides system technical support or other engineering services; to provide storage, maintenance and refurbishment services for military equipment; and to supplement Alexandria, Virginia, office and shop facilities.


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


ITEM 4.   Submission of Matters to a Vote of Security Holders

       	No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2007.


























                     EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth information concerning the executive officers of the Registrant as of March 7, 2008. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Messrs. Lexo, Reed and Williams.

       Mr. Lexo joined VSE in 2007 as Executive Vice President of Strategic Initiatives and Business Development, as well as Chief Executive Officer and Vice Chairman of the Board of Directors of VSE's wholly owned subsidiary ICRC. Mr. Lexo has served as Chief Executive Officer of ICRC since 1996.

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

       Mr. Williams joined VSE in 2007 as President and Chief Operating Officer of ICRC. Mr. Williams completed 23 years of service in the U.S. Navy, retiring as Commander. He joined ICRC as its Executive Vice President of Operations in 2000 and has served as Chief Operating Officer of ICRC since 2003.

	The executive officers are appointed annually to serve until the first meeting of VSE's Board of Directors (the "Board") following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.


Name			         Age     Position with Registrant
----                             ---     ------------------------

Thomas G. Dacus	. . . . . . . .  62      Executive Vice President and President,
                                         Federal Group

Donald M. Ervine  . . . . . . .  71	 Chairman and Chief Executive Officer,
                                         President and Chief Operating Officer

Michael E. Hamerly  . . . . . .  62	 Executive Vice President,
					 International Group

James E. Reed . . . . . . . . .  59	 President, Energetics Incorporated and
                                         Energy and Environment Group

James M. Knowlton . . . . . . .  65	 Executive Vice President and
                                         President, International Group

James W. Lexo, Jr.  . . . . . .  59	 Executive Vice President, Strategic
                                         Initiatives and Business Development;
                                         Chief Executive Officer and Vice
                                         Chairman of the Board of Directors,
                                         ICRC

Thomas R. Loftus  . . . . . . .  52	 Executive Vice President and Chief
                                         Financial Officer

Craig S. Weber  . . . . . . . .  63      Executive Vice President, Chief
                                         Administrative Officer and Secretary

Carl E. Williams  . . . . . . .  55   	 President, ICRC and Infrastructure
                                         and Information Technology Group


                                   PART II


ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters	and Issuer Purchases of Equity Securities

(a)	Market Information

       The Company's common stock (par value $.05 per share) is traded on the Nasdaq Global Select Market, trading symbol, "VSEC," Newspaper listing, "VSE."

       On May 1, 2007, VSE announced a two for one stock split in the form of a 100% stock dividend payable to stockholders of record as of June 11, 2007.
The stock dividend was made on June 28, 2007. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.

       The following table sets forth the range of high and low sales price
(based on information reported by the Nasdaq Global Select Market) and cash dividend per share information for VSE common stock for each quarter and annually during the last two years. Sales prices and cash dividend per share information have been adjusted for the two for one stock split effective June
28, 2007.

        Quarter Ended            High	         Low           Dividends
        -------------            ----             ---           ---------
        2006:
	March 31 . . . . . . .  $25.98          $19.08	          $.030
        June 30  . . . . . . .   20.75  	  9.99	           .035
        September 30 . . . . .   17.00  	 14.77	           .035
        December 31  . . . . .   18.75 	         14.33	           .035
              For the Year	$25.98          $ 9.99  	  $.135

	2007:
	March 31 . . . . . . .  $46.81          $33.31	          $.035
        June 30  . . . . . . .   68.00           33.67	           .040
        September 30 . . . . .   56.77 	         33.48	           .040
        December 31  . . . . .   63.00 	         45.54	           .040
              For the Year	$68.00          $33.31  	  $.155

(b)	Holders

       As of February 6, 2008, VSE's common stock, par value $.05 per share, was held by approximately 213 shareholders of record. The number of shareholders of record is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

(c)	Dividends

       	In 2006 cash dividends were declared quarterly at the annual rate of $.12 per share through March 31, 2006, and at the annual rate of $.14 per share commencing June 6, 2006.

       	In 2007 cash dividends were declared quarterly at the annual rate of $.14 per share through March 31, 2007, and at the annual rate of $.16 per share commencing June 11, 2007.

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

       On December 30, 2005, the Board of Directors directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE common stock, par value $.05 per share ("VSE Stock"), under VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan and predecessor 1998 Stock Option Plan were not affected by this Board action.

       The following table provides information about the Company's equity compensation plans as of December 31, 2007:


                                                          Number of Shares
                                                             Remaining
                                                           Available for
                         Number of         Weighted       Future Issuance
                        Shares to be       Average         Under Equity
                        Issued upon        Exercise      Compensation Plans
                        Exercise of        Price of      (excluding shares
                        Outstanding       Outstanding      reflected in
                        Options (1)         Options         column (a))(2)
Plan Category               (a)               (b)               (c)
-------------           ------------      -----------    ------------------
Equity compensation
plans approved by
stockholders  . . . . .    73,500           $11.53            904,760

Equity compensation
plan not approved
by stockholders . . . .         -                -                  -
                           ------           ------            -------
Total                      73,500           $11.53            904,760
                           ======           ======            =======

(1) Excludes 446,978 shares of issued and outstanding VSE Stock held by the VSE Corporation Employee ESOP/401(k) Plan; these shares may be transferred to Plan participants on retirement, termination of VSE employment, or pursuant to ESOP diversification.

(2)  At December 31, 2007, 575,000, 88,460, and 241,300 shares of VSE Stock were available under the 2004 Stock Option Plan and predecessor 1998 Stock Option Plan, the 2004 Non-employee Directors Stock Plan and the 2006 Restricted Stock Plan, respectively.












Performance Graph

       Set forth below is a line graph comparing the cumulative total return of VSE Stock with (a) a performance index for the broad market (NASDAQ Global Select Market) in which VSE Stock is traded and (b) a published industry index. VSE Stock is traded on the NASDAQ Global Select Market, and VSE's industry group is engineering and technical services (formerly SIC Code 8711). Accordingly, the performance graph compares the cumulative total return for VSE Stock with (a) an index for the NASDAQ Global Select Market (U.S. companies) ("NASDAQ Index") and (b) a published industry index for SIC Code 8711 ("Industry Index").


                                [insert graph]




* Total return assumes reinvestment of dividends and assumes $100 invested on December 31, 2002, in VSE Stock, the NASDAQ Index, and the Industry Index.

                               Performance Graph Table

	             2002    2003    2004    2005    2006    2007
                     ----    ----    ----    ----    ----    ----
VSE Stock	      100     125     239     403     327     948
NASDAQ Index          100     150     165     169     188     205
Industry Index	      100     151     171     252     313     646


ITEM 6.    Selected Financial Data
---------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                  2007       2006      2005        2004      2003
                                                  ----       ----      ----        ----      ----
Contract revenues  . . . . . . . . . . . . .   $653,164   $363,734   $280,139   $216,011   $133,059
                                               ========   ========   ========   ========   ========

Income from continuing operations  . . . . .   $ 14,102   $  7,789   $  6,169   $  3,445   $  2,090
Loss from discontinued operations  . . . . .          -          -          -         (1)       (79)
                                               --------   --------   --------   --------   --------
    Net income . . . . . . . . . . . . . . .   $ 14,102   $  7,789   $  6,169   $  3,444   $  2,011
                                               ========   ========   ========   ========   ========

Basic earnings per common share:
  Income from continuing operations  . . . .   $   2.85   $   1.64   $   1.33   $    .77   $    .48
  Loss from discontinued operations  . . . .          -          -          -          -       (.02)
                                               --------   --------   --------   --------   --------
    Net income per common share. . . . . . .   $   2.85   $   1.64   $   1.33   $    .77   $    .46
                                               ========   ========   ========   ========   ========
Diluted earnings per common share:
  Income from continuing operations  . . . .   $   2.82   $   1.61   $   1.29   $    .75   $    .47
  Loss from discontinued operations  . . . .          -          -          -          -       (.02)
                                               --------   --------   --------   --------   --------
    Net income per common share - diluted. .   $   2.82   $   1.61   $   1.29   $    .75   $    .45
                                               ========   ========   ========   ========   ========

Working Capital  . . . . . . . . . . . . . .   $ 24,756   $ 25,646   $ 22,028   $ 15,748   $ 13,394
                                               ========   ========   ========   ========   ========

Total assets . . . . . . . . . . . . . . . .   $171,771   $ 98,535   $ 73,866   $ 60,352   $ 30,776
                                               ========   ========   ========   ========   ========

Stockholders' equity . . . . . . . . . . . .   $ 56,376   $ 38,236   $ 30,151   $ 23,043   $ 19,058
                                               ========   ========   ========   ========   ========

Cash dividends per common share  . . . . . .   $    .16   $    .14   $    .12   $    .10   $    .08
                                               ========   ========   ========   ========   ========

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


                              VSE Revenues by Customer
                               (dollars in thousands)
                          2007              2006              2005
Source of Revenue      Revenues      %    Revenues      %    Revenues      %
-----------------      --------      -    --------      -    --------      -
Army/Army Reserve      $344,296    52.7   $174,473    48.0   $ 56,019    20.0
Navy                    189,534    29.0    164,788    45.3    196,363    70.1
Other                   119,334    18.3     24,473     6.7     27,757     9.9
                       --------   -----   --------   -----   --------   -----
  Total Revenues       $653,164   100.0   $363,734   100.0   $280,139   100.0
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

       	CED is dedicated to supporting the Army's Communications and Electronics Command ("CECOM") in the management and execution of the Rapid Response ("R2") Program, which supports clients across DoD and the Federal Government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training, and acquisition support. A large portion of CED's current work on this program is related to the U.S. military involvement in Iraq and Afghanistan, including the Army Equipment Support Program and the Assured Mobility Systems Program.

       CED Army Equipment Support Program - In December 2005, VSE's CED Division was awarded a task order on its Rapid Response support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Services provided under this program include deployed sustainment management, deployed logistics and repairs management, unique system training and curriculum support, resource management, and acquisition and administrative support. A large majority of the services on this program are provided by CED's subcontractor. Profit margins on subcontract work such as this are lower than on work performed by Company personnel. CED provides certain program management services and is accountable for contract performance and compliance as the prime contractor. Work on this program began in 2006. The original contract task order for this program, including modifications made subsequent to award, had a ceiling value of approximately $446 million. This task order expired in February 2008 and a follow on task order with a ceiling value of approximately $282 million was awarded to continue the program work for an additional twelve months. This program contributed significantly in 2007 and 2006 with revenues of approximately $219 million and $106 million, respectively.

       CED Assured Mobility Systems Program - In December 2006, VSE's CED Division was awarded a task order on its Rapid Response support contract to provide technical support services including program management, integrated logistics, repairing, and sustaining route and area clearance countermine/counter Improvised Explosive Device ("IED") system in support of U.S. Army PM Assured Mobility Systems and TACOM. The original award was for a 16-month task order representing potential VSE revenues of about $164.8 million if all options are exercised. The task order was modified in 2007 to increase the ceiling value to approximately $271 million and extend the period of performance to August 2008.

       	ELD provides full lifecycle engineering, logistics, maintenance, and refurbishment services to extend and enhance the life of existing equipment. ELD principally supports the U.S. Army Reserve, U.S. Army, and Army National Guard with core competencies in combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration, and configuration management.

       	FSS was formed in June 2007 to provide worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment, including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives ("FSR") and Field Support Teams ("FST") in areas of combat operations and austere environments. In June 2007, FSS began providing some field service support on the CED Army Equipment Support program.

       	MSD provides nationally and internationally recognized experts in product and process improvement, supporting a variety of government and commercial clients. MSD provides training, consulting, and implementation support in the areas of: Enterprise Excellence, Lean Six Sigma, process and product optimization, project management, leadership quality engineering, Integrated Product and Process Development ("IPPD"), and reliability engineering. MSD's services range from individual improvement projects to global organizational change programs.

       	SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. SED principally supports U.S. Army, Air
Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management, and lifecycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages. A large portion of SED's current work is related to the war effort in Iraq and

Afghanistan, including the TBPS Program and a task order to provide installation and follow-on support services to the U.S. Army for vehicular remote detection devices.

       	TBPS Program - VSE's SED Division performs work on a program providing a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a polyurethane based ballistic coating system and necessary Add-on Armor Panels for Army Fuel Transportation and Dispensing Tankers as protection from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

       	SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, VSE has received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts as of December 31, 2007 was approximately $93.6 million, and the remaining available contract ceiling as of December 31, 2007 was approximately $10.4 million. These contract ceiling amounts are fully funded. Contractual coverage on the program runs through July 2008.

       	The TBPS Program has contributed to increases in VSE financial results in 2005, 2006 and 2007. The work performed on this program increases the amount of fixed price contract work performed by the Company. In general, fixed price contract work carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program presents VSE's business with the potential for both increased profit margins and increased risks of incurring a loss.

       	International Group - VSE's International Group provides engineering, industrial, logistics, and foreign military sales services to the U.S. military and other government agencies. It consists of three divisions - BAV, FMD, and VCG.

       	BAV provides assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries by providing program management, engineering, technical support, and logistics services for ship reactivations and transfers, as well as follow-on support. BAV's expertise includes: ship reactivation/transfer, overhaul and maintenance, follow-on technical support, FMS integrated logistics support, engineering and industrial services, training, and spare and repair parts support.

        BAV Ship Transfer Program - BAV provides its ship transfer services to the Navy under large comprehensive ("omnibus") management contracts. During its life, this program has been a significant revenue producer for the Company. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. The Company has experienced significant quarterly and annual revenue fluctuations and anticipates that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program. The transfer of four U.S. Navy ships to Taiwan conducted under this program was a major contributor to the Company's revenues in 2005 and 2006, and the transfer of a ship to India was a major contributor in 2007.

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

        Contract terms under both the original and new contract specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. A contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed or determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, the Company typically has three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. In 2005, 2006 and 2007, each of the three month periods ended March 31, June 30 and December 31 includes BAV award fee income. The three month periods ended September 30, 2005, 2006 and 2007 do not include BAV award fee income.

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

       	Treasury Seized Asset Program - In August 2006, FMD was awarded a contract to support the U.S Department of the Treasury seized and forfeited general property program. VSE assembled a team of experts to support all phases of the contract. Such support includes: 1) consolidating general personal property into Regional Property Management Centers, 2) optimizing vehicle sales at facilities nationwide, 3) providing field representatives nationwide to support local seizures, 4) utilizing the services of recognized sales and marketing organizations to increase the sales of general property and vehicles and 5) providing the Government with visibility, accountability, and controls. This is a single award, cost-plus-incentive-fee contract that includes a base period of performance, four option periods, and award term provisions. Phase in work on the contract began in 2006 to transition the program from a predecessor contractor. This program has the potential to be a significant contributor to VSE's financial results during the term of the contract. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014. While the contract award specified an amount of approximately $113 million under the base and option periods, actual revenues are dependent on service requirements.

       	Contract terms specify incentive fee payments to VSE, with the incentive fee amount ranging between a minimum percentage of 2% of cost incurred and a maximum percentage of 12% of cost incurred. Incentive fee amounts above the minimum are awarded once annually and are determined based on an evaluation by the customer following the government's September 30 fiscal year end. The Company does not know the amount of incentive fee income above the minimum until after notification of the results of this evaluation. The Company does not recognize fee income until the fees are fixed or determinable.
Accordingly, the Company will not recognize incentive fee income above the minimum until after notification of the results of the evaluation. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will vary from period to period. The Company recognized the minimum incentive fee income on this contract for the twelve months ended December 31, 2007. For the contract base period of performance which ended October 31, 2006, the Company was notified by the customer of an incentive fee payment above the minimum and this incentive fee was recognized during the fourth quarter of 2007. For the contract option year one period of performance which ended September 30, 2007, initial notification from the customer indicated that the incentive fee payment would be limited to the minimum incentive fee amount unless the Company could provide documentation to support a higher fee amount. The Company is in the process of documenting results to the customer to support an incentive fee above the minimum.

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

	Energetics, Inc. is a full-service energy and environmental consulting company providing technical and management support in all aspects of technology research, development, and demonstration. The company's expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance, and risk management. Founded in 1979 and acquired by VSE in 1995, Energetics has enjoyed solid financial results as a result of its dedication to providing superior products and services to our clients in both the public and private sectors.

        Infrastructure and Information Technology Group - VSE's Infrastructure and Information Technology Group, a newly created segment in the second quarter of 2007, consists of its subsidiary, ICRC. VSE purchased ICRC in June 2007 for an initial cash purchase price of approximately $11.8 million plus potential additional payments in future years (see Note 6 in the Financial Statements and Supplementary Data). VSE's consolidated statement of income for the year ended December 31, 2007 includes ICRC operations from the June 4, 2007 date of acquisition through December 31, 2007.

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

        Port of Anchorage Contract - A significant amount of ICRC's revenue and net income comes from a ten-year U.S. Department of Transportation ("DOT") contract awarded in 2003 under the Section 8(a) Program of the United States Small Business Administration ("SBA") for the provision of infrastructure services for the Port of Anchorage in Alaska (the "POA Contract"). ICRC's revenues from the POA Contract were approximately $30 million during the period from June 4, 2007 (when VSE acquired ICRC) to December 31, 2007. While the SBA has not granted DOT's request for a waiver required to permit the continuation of the POA Contract under Federal Acquisition Regulations, on February 26, 2008, DOT announced its intention to award a contract to ICRC for the continued project management service of the Port of Anchorage expansion project. There is no assurance that the proposed one year contract, with four one-year options, will be awarded to ICRC. Payment of the above-referenced potential additional purchase price amounts of up to approximately $5.8 million is contingent on ICRC realizing certain revenues from the POA Contract during the six-year period following VSE's June 2007 acquisition of ICRC.
VSE's management does not believe that the outcome of this matter will have a material adverse effect on VSE's financial condition or operations.

               Concentration of Revenues From Continuing Operations
                                  (in thousands)
                                 2007               2006               2005
Source of Revenue              Revenues     %     Revenues     %     Revenues     %
-----------------              --------     -     --------     -     --------     -
CED Army Equipment Support     $218,615   33.5    $106,209   29.2    $      -      -

BAV Egypt                        51,295    7.9      51,446   14.1      52,926   18.9
BAV India                        38,337    5.9         971    0.3           -      -
BAV Greece                       11,312    1.7           5      -           -      -
BAV Taiwan                        6,348    1.0      45,729   12.6      63,058   22.5
BAV Other                         6,432    1.0       8,673    2.4       5,024    1.8
                               --------  -----    --------  -----    --------  -----
  Total BAV                     113,724   17.5     106,824   29.4     121,008   43.2

Treasury Seized Asset Program    53,690    8.2       1,345    0.4           -      -

Port of Anchorage Contract       30,674    4.7           -      -           -      -

CED Assured Mobility Systems     27,547    4.2           -      -           -      -

TBPS Program                     23,712    3.6      29,770    8.2      29,533   10.5

VSE Other                       185,202   28.3     119,586   32.8     129,598   46.3
                               --------  -----    --------  -----    --------  -----
  Total Revenues               $653,164  100.0    $363,734  100.0    $280,139  100.0
                               ========  =====    ========  =====    ========  =====

Management Outlook
------------------

Growth Continued in 2007

       	Continuing the trend in revenue and profit growth in recent years, VSE experienced an extremely high growth rate and record levels of revenues and profits in 2007. Major contributors to 2007 results were work performed on the CED Army Equipment Support Program, the BAV Ship Transfer program, the acquisition of ICRC, the CED Assured Mobility Systems Program, the Treasury Seized Asset Program, growth in ELD's Equipment Refurbishment Services provided to the U.S. Army Reserve, performance on the TBPS Program, and additional work provided by significant Indefinite Delivery Indefinite Quantity ("IDIQ") contracts. See "Results of Operations" below for a more detailed discussion of 2007 results.

More Moderate Growth in 2008

       	VSE believes it has the potential to continue to increase revenues and profits in 2008; however, it may be difficult to sustain the very high growth level experienced in 2007. Discussion of some of the events and circumstances that will impact the Company's growth follows below.

       	CED Army Equipment Support Program

       	CED began work on this program in 2006 and revenues from this program in 2007 were approximately $219 million. This program has the potential to continue to be VSE's largest revenue producer in 2008. A follow on contract task order was awarded in February 2008 to continue work on the program for an additional twelve months. The contract task orders for this program are incrementally funded, with funded backlog of approximately $117 million as of December 31, 2007. Additional funding of approximately $76 million has been received as of February 2008. While profit margins on this program are expected to be low, the Company expects to benefit from the revenue base that this program provides.


       	BAV Ship Transfer Program

       	During 2007, BAV supported the transfer of five excess U.S. Navy ships to ship transfer FMS clients. A large amphibious ship was transferred to India and four mine hunter ships, two each, were transferred to Egypt and Greece. This marks the first opportunity BAV has had to work with India and a resumption of support for Greece after several years of inactivity. It is also a significant increase in ship transfer activity in Egypt. These efforts, as well as the integration of four ex-U.S. Navy ships into the fleet operations of the Taiwan Navy under this program, provide BAV with some solid prospects for follow-on technical support and training services in these countries. The Company expects the BAV Ship Transfer Program, including follow-on technical support provided to countries with transferred U.S. ships and systems, to continue to be a major provider of revenues in 2008 and future years. Funded backlog on the BAV Ship Transfer Program was approximately $83.7 million as of December 31, 2007.

       	ICRC Acquisition

       	The acquisition of ICRC contributed to VSE's revenues and profits in 2007 and is expected to contribute to revenues and profits in 2008. ICRC revenues in 2007 since the acquisition date were approximately $50 million.

       	CED Assured Mobility Systems Program

       	CED began work on this program in 2007 and revenues in 2007 were approximately $28 million. Work on this program is expected to increase in 2008. The contract task order for the work performed by VSE expires in August 2008. The contract task orders are incrementally funded, with funded backlog of approximately $33 million as of December 31, 2007. While profit margins on this program are expected to be low, the Company expects to benefit from the increased revenue base that this program provides.

       	Treasury Seized Asset Program

       	Phase in work on this contract began in 2006 to transition the program from a predecessor contractor and contract activity increased significantly in 2007. This program was a significant contributor to VSE's financial results in 2007 and is expected to contribute in future years. Funded backlog on this program was approximately $8 million as of December 31, 2007, and additional funding of approximately $15 million was received in January 2008. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014 with revenue amounts that are dependant on service requirements.

       	ELD Equipment Refurbishment Services

       	VSE has provided the U.S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, VSE formed ELD to continue the performance of these services. ELD has expanded its workforce, facilities, capacity to perform work, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006 and 2007. The Company expects further increases in 2008 and future years. Funded backlog for ELD was approximately $13 million as of December 31, 2007.

	TBPS Program

       	In 2007, the U.S. Army identified additional work to continue the TBPS program, added funding, and extended contractual coverage on the program through July 2008. Revenues from this program were approximately $24 million in 2007 and approximately $30 million in both 2006 and 2005. The TBPS program is expected to continue to be a strong contributor to VSE financial results in 2008, but probably at lower revenue levels than in 2007. Funded backlog remaining on the program was approximately $10.4 million as of December 31, 2007.

	Other Significant Contracts

       	VSE has three multiyear, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts with no funding committed at the time of award. VSE is one of several awardees on each contract. While future VSE revenue from these contracts cannot be predicted with certainty, the award of these contracts provides the Company with the opportunity to compete for work that could contribute to future revenue growth, including new work in 2008. These three contracts are described below.

       	VSE's CED Division has a multiyear Rapid Response support contract awarded by the U.S. Army Communications-Electronics Command ("CECOM") in January 2003. The contract enhances the Company's revenue producing capabilities by allowing it to provide services through any of VSE's operating entities or through third party subcontractors for various end user government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While the amount of this ceiling that will eventually be realized cannot be determined with certainty, the Company has received over $1.8 billion in task order awards and over $985 million of funding since inception of the contract. This contract has generated revenues for all of VSE of approximately $362 million, $143 million and $37 million during 2007, 2006 and 2005, respectively, including revenues of approximately $219 million on the CED Army Equipment Support Program in 2007. VSE continues to pursue new orders on this contract that present potential revenue opportunities for the future.

       	VSE's FMD Division has a SeaPort Enhanced contract with the U.S. Navy, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for VSE, the Company is one of several contractors eligible to bid for services during the life of the contract.

       	ELD has a contract, the Field and Installation Readiness Support Team ("FIRST") Contract, awarded in November 2006, with the U.S. Army to provide a broad range of logistics and engineering and technical services for Army activities in the continental United States and overseas locations. The contract has a five-year base period and three five-year option periods. VSE is one of several awardees eligible to share in the potential total contract ceiling amount, which is expected to be several billion dollars. The award of this contract provides VSE with the opportunity to compete for work which may contribute to future revenue growth.

       	Increases in Bookings and Funded Backlog

       	Revenues in government contracting businesses are dependent upon contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of VSE's bookings and revenues for the years ended December 31, 2007, 2006 and 2005, and funded contract backlog as of December 31, 2007, 2006 and 2005 is as follows.
       	                                                 (in  millions)
       	                                      2007           2006        2005
	                                      ----           ----        ----
Bookings . . . . . . . . . . . . . . . .      $736           $388        $390
Revenues . . . . . . . . . . . . . . . .      $653           $364        $280
Funded Backlog . . . . . . . . . . . . .      $408           $299        $276

       	ICRC was acquired in June 2007 and is included in the table above. Funded backlog as of December 31, 2007 includes approximately $32 million from ICRC.


Longer Term

       	The growth in VSE revenues and profits during 2007, 2006, and 2005 presents the Company with both challenges and opportunities for future years. Certain work efforts that have supported VSE's growth in recent years have begun to wind down, have expired, or are due to expire. A large majority of the originally proposed work on the TBPS Program has been delivered and current contractual coverage is scheduled to expire in July 2008. Large task order awards under the Rapid Response support contract, including the CED Army Equipment Support Program, typically are made for shorter time periods than most of the Company's other contracts. The potential expiration of these programs may reduce VSE annual revenues if the expiring work is not replaced by new or follow-on work.

       	The Company believes it is well prepared to meet the challenge of replacing the expiring work. Progress has already been made toward this end with the start up of the Treasury Seized Asset Program in 2007, continued increases in ELD's equipment refurbishment services, and the acquisition of ICRC. The Company has also continued to receive new task order awards and funding and is pursuing additional opportunities under the Rapid Response support contract.

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


Recent Accounting Pronouncements
--------------------------------

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statment of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations; a replacement of FASB Statement No. 141," which will become effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in results of operations as incurred. SFAS No. 141(R) will be effective for businesses acquired after the effective date.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items with its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is continuing to evaluate the requirements of SFAS No. 157, but currently do not expect that it will have a material impact on the Company's results of operations, financial position or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which also becomes effective January 1, 2008. Under SFAS No. 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings in each subsequent reporting period. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. The Company does not plan to elect the fair value option.


Critical Accounting Policies
----------------------------

       	VSE's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require VSE to make estimates and assumptions. The Company believes the following critical accounting polices affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of its consolidated financial statements.

	Revenue Recognition

        Substantially all of the Company's services are performed for its customers on a contract basis. The three primary types of contracts used are time and materials contracts, cost-type contracts, and fixed-price contracts. Revenues result from work performed on these contracts by the Company's employees and from pass-through of costs for material and work performed by subcontractors.

        Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

        Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. The BAV contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed or determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

        Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, and development performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as work is performed. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

        Revenues by contract type for the three years ended December 31, 2007 were as follows (in thousands):

                         2007               2006               2005
Contract Type          Revenues      %    Revenues      %    Revenues      %
-------------          --------      -    --------      -    --------      -
Time and materials.    $388,564    59.5   $172,766    47.5   $ 60,618    21.6
Cost-type . . . . .     220,782    33.8    147,733    40.6    177,567    63.4
Fixed-price . . . .      43,818     6.7     43,235    11.9     41,954    15.0
                       --------   -----   --------   -----   --------   -----
                       $653,164   100.0   $363,734   100.0   $280,139   100.0
                       ========   =====   ========   =====   ========   =====

        The increases in time and materials revenues in 2007 and 2006 shown in the table above is primarily attributable to revenues from the CED Army

Equipment Support contract that started in 2006. Substantially all of the revenues on this contract result from the pass through of subcontractor support services that have a very low profit margin for VSE.

        The Company will occasionally perform work at risk, which is work that is performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. VSE recognizes this "risk funding" as revenue when the associated costs are incurred or the work is performed. VSE is at risk of loss for any risk funding not received. The Company provides for anticipated losses on contracts by a charge to income during the period in which losses are first identified. Revenues recognized in 2007 include approximately $357 thousand for which the Company had not received formalized funding as of December 31, 2007. The Company received funding modifications for approximately $103 thousand of this amount as of March 2008, leaving approximately $254 thousand of 2007 revenues classified as risk funding. VSE believes that it is entitled to reimbursement and will receive funding for this remaining risk funding revenue.

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

Goodwill and Intangible Assets

       	Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. The Company performs its annual impairment test on September 30. As of December 31, 2007, the Company had approximately $1.1 million of goodwill associated with its acquisition of Energetics in 1995 and approximately $5.7 million of goodwill and intangible assets with indefinite lives associated with its acquisition of ICRC in 2007. The Company has not recognized any reduction to the goodwill or intangibles due to the impairment rules. If at some time in the future it is determined that impairment has occurred, such impairment could potentially have a material adverse impact on the Company's results of operations or financial condition.

Recoverability of Deferred Tax Assets

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








Results of Operations
---------------------

Revenues

       	The following table shows the revenues of VSE, its subsidiaries and divisions, and such revenues as a percentage of total revenues:

                              Revenues from Operations
                               (dollars in thousands)
                                 2007             2006             2005
Company or Business Unit       Revenues     %   Revenues     %   Revenues    %
------------------------       --------     -   --------     -   --------    -
CED . . . . . . . . . . . . .  $293,644   45.0  $128,658   35.4  $ 28,564   10.2
BAV . . . . . . . . . . . . .   113,724   17.4   106,824   29.4   121,008   43.2
FMD . . . . . . . . . . . . .   112,805   17.3    50,480   13.9    59,800   21.3
ICRC  . . . . . . . . . . . .    49,918    7.7         -      -         -      -
SED . . . . . . . . . . . . .    36,854    5.6    42,016   11.5    49,001   17.5
ELD . . . . . . . . . . . . .    26,158    4.0    16,771    4.6        -      -
Energetics  . . . . . . . . .    14,522    2.2    14,269    3.9    12,694    4.5
MSD . . . . . . . . . . . . .     2,700    0.4     3,511    1.0     4,063    1.5
VCG . . . . . . . . . . . . .     1,472    0.2     1,148    0.3     4,975    1.8
FSS . . . . . . . . . . . . .     1,335    0.2         -      -         -      -
Other . . . . . . . . . . . .        32    0.0        57    0.0        34    0.0
                               --------  -----  --------  -----  --------  -----
                               $653,164  100.0  $363,734  100.0  $280,139  100.0
       	                       ========  =====  ========  =====  ========  =====

       	Revenues increased by approximately 80% and 30% for the years ended December 31, 2007 and 2006, as compared to the respective prior years. A substantial portion of the increases in revenues for 2007 and 2006 was attributable to revenues associated with the CED Army Equipment Support Program work, which started in January 2006.

       	Additional significant reasons for the increases in revenues in 2007 were 1) revenues associated with other CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; 2) revenues from the start of FMD's Treasury Seized Property Management Program and increases in other FMD services; 3) revenues from newly acquired ICRC; 4) revenues associated with BAV's ship transfer to India; and 5) an increase in ELD equipment refurbishment services.

       	Additional reasons for the increases in revenues in 2006 were increased revenues from ELD equipment refurbishment services (revenues from these services were included in SED's results in 2005 and 2004) and increased revenues from SED and Energetics contract services. The increases in revenues in 2006 were partially offset by decreases in the level of work performed under the BAV Ship Transfer Program, on FMD's Navy contracts, and on VCG's contract with the U.S. Coast Guard.


Income Before Income Taxes

       	The following table shows consolidated revenues and income from operations before income taxes, other items of income and expense, and such amounts as a percentage of revenues.

                         Income Before Income Taxes
                           (dollars in thousands)
Description                    2007      %      2006      %      2005      %
-----------                    ----      -      ----      -      ----      -
Contract revenues  . . . .  $653,164  100.0  $363,734  100.0  $280,139  100.0
Contract costs . . . . . .   629,351   96.4   350,978   96.5   269,780   96.3
                            --------  -----  --------  -----  --------  -----
Gross profit . . . . . . .    23,813    3.6    12,756    3.5    10,359    3.7
Selling, general and
  administrative expenses.     1,505    0.2       694    0.2       580    0.2
Interest(income)expense  .      (699)  (0.1)     (427)  (0.1)     (210)  (0.1)
                            --------  -----  --------  -----  --------  -----
Income before income taxes  $ 23,007    3.5  $ 12,489    3.4  $  9,989    3.6
                            ========  =====  ========  =====  ========  =====

       	VSE's gross profits as a percentage of revenues have remained relatively stable during the three year period from 2005 through 2007.

       	VSE's gross profit dollars increased in 2007 as compared to 2006. The increase was primarily due to revenues from recently acquired ICRC, the increase in revenues on the CED Army Equipment Support program and on other Rapid Response support contract task orders, revenue and margin increases on ELD's equipment refurbishment services, increased profitability of SED services performed, increased BAV fee income, and profits associated with the increase in FMD revenues.

       	VSE's gross profit dollars increased in 2006 as compared to 2005. Programs that contributed to gross profit increases, in part due to improved gross margins resulting from higher revenue levels, included the TBPS Program and services provide by FMD and Energetics. Additionally, BAV Ship Transfer Program services experienced improved profitability in 2006. Other factors that affect the Company's gross margins include the timing of contract award fees, effective project and cost management, and competitive factors.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Company's operating unit contracts. As a percentage of revenues, these expenses varied little in 2007 and 2006 as compared to the respective prior years. The increase in these expenses in 2007 as compared to 2006 is primarily due to the amortization of intangible assets attributable to the ICRC acquisition and the inclusion of ICRC's selling, general and administrative expenses in VSE results in 2007 but not included in 2006.

       	VSE did not have significant borrowing requirements or interest expense in 2007, 2006 or 2005. The Company's interest income increased in 2007 as compared to 2006 and increased in 2006 as compared to 2005 as profits from operations and resulting cash surpluses were invested.


Provision for Income Taxes

       	VSE's effective tax rates were 38.7% for 2007, 37.6% for 2006, and 38.2% for 2005. The taxable income for 2007 reached a level that resulted in income taxed at a 35% federal tax rate as compared to the prior years tax rate of 34%, resulting in an increased effective rate for 2007 as compared to 2006.
The effective tax rate for 2006 was lower than the 2005 rate primarily due to a decrease in the effective state tax rate.


Segment Operating Results

Federal Group
-------------

       	The following table shows consolidated revenues, costs and expenses, and gross profit from operations for the Federal Group (in thousands).


Description                     2007      %      2006      %      2005      %
-----------                     ----      -      ----      -      ----      -
Contract revenues  . . . . . $360,690  100.0  $190,956  100.0  $ 81,628  100.0
Contract costs . . . . . . .  348,794   96.7   185,077   96.9    76,192   93.3
                             --------  -----  --------  -----  --------  -----
Gross profit . . . . . . . . $ 11,896    3.3  $  5,879    3.1  $  5,436    6.7
Selling, general and
   administrative expenses .       73    0.0        24    0.0        52    0.1
Interest (income) expense  .     (252)   0.0       423    0.2       266    0.3
                             --------  -----  --------  -----  --------  -----
Income before income taxes . $ 12,075    3.3  $  5,432    2.9  $  5,118    6.3
                             ========  =====  ========  =====  ========  =====

       	Revenues in the Federal Group increased by approximately 89% and 134% for the years ended December 31, 2007 and 2006, as compared to the respective prior years. A substantial portion of the increase in revenues for 2007 and 2006 was attributable to revenues associated with the CED Army Equipment

Support Program work, which started in January 2006. Other reasons for the increases in 2007 revenues included: 1) work on additional CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; 2) increased revenues from ELD's equipment refurbishment services for the U.S. Army Reserve; and 3) increases in SED contract services performed other than the TBPS Program. The increases in revenues of this segment were offset partially by a decrease in TBPS Program revenues and a decline in MSD revenues. Other reasons for the increases in 2006 revenues included increased revenues from ELD's equipment refurbishment services and SED contract services.

       	Gross profits in the Federal Group increased by approximately 102% and 8% for the years ended December 31, 2007 and 2006, as compared to the respective prior years. The increases in gross profits were primarily due to the increase in revenues on the CED Army Equipment Support Program work and other CED task orders; profits associated with the increased military equipment refurbishment services performed by ELD for the U.S. Army Reserve; and increased profitability of SED services performed on the TBPS Program and other SED services. Profits on work performed by FSS contributed to the increase in segment gross profits and a decline in MSD profits offset slightly the increases in gross profits of this segment.

       	While the CED Army Equipment Support Program work was the largest contributor to the Federal Group's revenue increases in 2007 and 2006, approximately $112 million and $106 million, respectively, substantially all of the work on this program is performed by a subcontractor and these costs are passed on to the government essentially at cost. Accordingly, gross profit as a percentage of revenues was lower in 2007 and 2006 as compared to the gross profit as a percentage of revenues in 2005. Production efficiency improvements on the TBPS Program contributed to an increase in gross profit dollars in both 2007 and 2006.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Federal Group's contracts. As a percentage of revenues, these expenses varied little in 2007 and 2006 as compared to the respective prior years and have not been significant in relation to revenue levels.

       	The Federal Group incurred net interest expense in 2006 and 2005 to finance the investment in SED's TBPS Program and the start up of ELD. This segment realized interest income in 2007 as 1) the cash investments in these programs in prior years were returned as the programs matured; 2) cash from profits was used to pay down borrowings; and 3) the Company benefited from efficient cash flow cycles on certain CED task order work.


International Group
-------------------

       	The following table shows consolidated revenues, costs and expenses, and gross profit from operations for the International Group (in thousands).

Description                     2007      %      2006      %      2005      %
-----------                     ----      -      ----      -      ----      -
Contract revenues  . . . . . $228,002  100.0  $158,452  100.0  $185,784  100.0
Contract costs . . . . . . .  220,624   96.8   153,130   96.6   182,068   98.0
                             --------  -----  --------  -----  --------  -----
Gross profit . . . . . . . . $  7,378    3.2  $  5,322    3.4  $  3,716    2.0
Selling, general and
   administrative expenses .       67    0.0        93    0.1        46    0.0
Interest (income) expense  .     (124)  (0.1)     (258)  (0.2)      (30)   0.0
                             --------  -----  --------  -----  --------  -----
Income before income taxes . $  7,435    3.3  $  5,487    3.5  $  3,700    2.0
	                     ========  =====  ========  =====  ========  =====

       	Revenues in the International Group increased by approximately 44% and decreased by approximately 15% for the years ended December 31, 2007 and 2006, as compared to the respective prior years. The increases in 2007 revenues were primarily due to revenues provided by the start of FMD's Treasury Seized Property Management Program and to revenues associated with BAV's ship transfer to India. These additional revenues were partially offset by the substantial completion of BAV's work associated with the transfer of U.S. Navy ships to Taiwan in 2006. The increases in 2007 revenues of this segment were partially attributable to an increase in VCG revenues.

       	The decrease in revenues in 2006 was primarily due to the completion of BAV's work associated with the transfer of U.S. Navy ships to Taiwan and to a reduction in the amount of subcontractor pass-through ordered through FMD's Navy contracts. A reduction in the amount of services ordered on VCG's contract with the U.S. Coast Guard also contributed to the decrease in revenues in 2006.

       	Gross Profits in the International Group increased by approximately 39% and 43% for the years ended December 31, 2007 and 2006, as compared to the respective prior years. The increase was primarily due to increased BAV fee income and to profits from higher revenue levels in FMD attributable to FMD's Treasury Seized Property Management Program. The increases in 2007 gross profits of this segment were helped slightly by an increase in profits of VCG. The increase in 2006 gross profits of this segment was primarily due to increased BAV fee income and to an increase in labor driven revenues on FMD's Navy contracts.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the International Group's contracts. As a percentage of revenues, these expenses varied little in 2007 and 2006 as compared to the respective prior years and have not been significant in relation to revenue levels.

       	Interest income for the International Group decreased in 2007 as compared to 2006 due to investment in the start up of FMD's Treasury Seized Asset Program. Interest income in this segment increased in 2006 as compared to 2005 due to earnings from the investment of cash from profits.


Energy and Environmental Group
------------------------------

       	The following table shows consolidated revenues, costs and expenses, and gross profit from operations for the Energy and Environmental Group (in thousands).

Description                     2007     %      2006      %      2005      %
-----------                     ----     -      ----      -      ----      -
Contract revenues  . . . . . $14,522  100.0   $14,269  100.0   $12,693  100.0
Contract costs . . . . . . .  13,139   90.5    12,665   88.8    11,332   89.3
                             -------  -----   -------  -----   -------  -----
Gross profit . . . . . . . . $ 1,383    9.5     1,604   11.2     1,361   10.7
Selling, general and
   administrative expenses .      41    0.3        27    0.2       124    1.0
Interest (income) expense  .    (272)  (1.9)     (218)  (1.5)     (116)  (0.9)
                             -------  -----   -------  -----   -------  -----
Income before income taxes . $ 1,614   11.1   $ 1,795   12.5   $ 1,353   10.6
                             =======  =====   =======  =====   =======  =====

       	Revenues in the Energy and Environmental Group increased by approximately 2% and 12% for the years ended December 31, 2007 and 2006, as compared to the respective prior years. The increases in revenues for both years was due primarily to increases in the energy and environmental consulting services performed as a result of increased emphasis on marketing efforts.

       	Gross profits in the Energy and Environmental Group decreased by approximately 14% for the year December 31, 2007 and increased by approximately 18% for the year ended December 31, 2006, as compared to the respective prior years. The decrease in 2007 was primarily due to job costs incurred on certain contract task orders in excess of authorized ceilings. The increase in 2006 was primarily due to the growth in revenues over 2005.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Energy and Environmental Group's contracts. As a percentage of revenues, these expenses varied little in 2007 and 2006 as compared to the respective prior years and have not been significant in relation to revenue levels.

       	Interest income for the Energy and Environmental Group increased in 2007 and 2006 as compared to the respective prior years due to earnings from the investment of cash from profits.


Infrastructure and Information Technology Group
-----------------------------------------------

       	The following table shows consolidated revenues, costs and expenses, and gross profit from operations for the Infrastructure and Information Technology Group (in thousands).

Description                                                 2007       %
-----------                                                 ----       -
Contract revenues  . . . . . . . . . . . . . . .          $49,918   100.0
Contract costs . . . . . . . . . . . . . . . . .           46,844    93.8
                                                          -------   -----
Gross profit . . . . . . . . . . . . . . . . . .          $ 3,074     6.2
Selling, general and administrative expenses . .              310     0.6
Interest (income) expense  . . . . . . . . . . .              (44)    0.0
                                                          -------   -----
Income before income taxes . . . . . . . . . . .          $ 2,808     5.6
       	                                                  =======   =====

       	Included in the contract costs of the Infrastructure and Information Technology Group is the amortization of the ICRC contract related intangible assets of approximately $600 thousand for the period ended December 31, 2007.


Financial Condition
-------------------

       	VSE's financial condition did not change materially during 2007. The Company's largest assets are its accounts receivable. The largest liabilities are its accounts payable and accrued expenses. Accounts receivable increased approximately $66 million, accounts payable increased approximately $45 million, and accrued expenses increased by approximately $9 million during 2007. These increases and changes to other asset and liability accounts were due primarily to the increase in the level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform this work, and the timing of associated billings to customers and collections. The acquisition of ICRC also caused increases in accounts receivable, accounts payable, and accrued expenses; and additionally resulted in a decrease in cash and cash equivalents and increases in intangible assets.

       	The increase in total stockholders' equity in 2007 resulted from earnings and dividend activity and from the exercise of stock options. In June 2006, the Board authorized the Company to repurchase up to 50,000 shares of VSE Stock from time to time on the open market, subject to corporate objectives. As of December 31, 2007, the Company had not purchased any of these shares.


Liquidity and Capital Resources
-------------------------------

Cash Flows

        The Company's cash and cash equivalents decreased by approximately $8.6 million during 2007. Approximately $20.5 million in net cash was used in investing activities, approximately $8.3 million was provided by operating activities, and approximately $3.6 million was provided by financing activities. The difference between cash provided by operating activities of approximately $8.3 million in 2007 as compared to cash provided by operating activities of approximately $1.6 million in 2006 is primarily due to differences in the levels of accounts receivable, contract inventories, accounts payable and accrued expenses associated with contract requirements and the associated billing and collections cycle, and to the Company's increase in profits. Investing activities included costs associated with the acquisition of ICRC of approximately $11.8 million, the expansion and improvement of facilities of approximately $5.7 million and purchases of other property and equipment, net of dispositions, of approximately $3 million. Financing activities included approximately $4.3 million provided by stock purchase transactions by directors and officers and associated excess tax benefits related to the exercise of stock options, and approximately $741 thousand used to pay dividends.

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

        Quarterly cash dividends were paid at the annual rate of $.15 per share during 2007, stated on a post-split basis to reflect the two-for-one stock split paid on June 28, 2007. Pursuant to its bank loan agreement, the payment of cash dividends by VSE is subject to annual rate restrictions. VSE has paid cash dividends each year since 1973.

Liquidity

        The Company's internal sources of liquidity result primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable from period to period, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity.

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

        From time to time, the Company may also invest in the acquisition of another company. The acquisition of ICRC in 2007 represented the use of approximately $11.8 million of cash. The Company continues to pursue other potential acquisitions.

        Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. From time to time, the Company also invests in the acquisition, expansion, improvement, and maintenance of its operational and administrative facilities. The growth in the level of equipment refurbishment services provided by ELD has required an increased level of investment in operational facilities in 2006 and 2007, including construction of an additional 40,000 square feet of warehouse and shop space at its Ladysmith, Virginia facility. Construction of this additional space began in July 2007 and is expected to be completed in May 2008, with a budgeted cost of approximately $6.1 million. The Company could possibly make additional investments in operational or administrative facilities in 2008 or in future years.

        VSE's external sources of liquidity consist of a revolving bank loan agreement that provides loan financing based on the Company's accounts receivable (See Note 7 of "Notes to Consolidated Financial Statements"). The bank financing complements the internal sources of liquidity by providing increasing levels of borrowing capacity as accounts receivable levels increase. The bank loan agreement provided loan financing up to a maximum commitment of $25 million as of December 31, 2007. The amount of this commitment is negotiable between the Company and the bank. The Company has determined that the current $25 million commitment amount is adequate to cover known current and future liquidity requirements.

       	Performance of work under the Company's larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, management believes that cash flows from operations and the bank loan commitment are adequate to meet current operating cash requirements.

Contractual Obligations

       The following table shows the consolidated contractual obligations for VSE as of December 31, 2007 (in thousands):

                                         Payments Due by Period
                                         ----------------------
                                      Less than     1-3      4-5    After 5
Contractual Obligations        Total    1 year     years    years    years
-----------------------        -----    ------     -----    -----    -----
Operating leases, net of
   non-cancelable sublease
   income . . . . . . . .    $28,731    $6,810   $10,601   $7,737   $3,583
Purchase obligations  . .      1,871     1,871         -        -        -
                             -------    ------   -------   ------   ------
   Total                     $30,602    $8,681   $10,601   $7,737   $3,583
                             =======    ======   =======   ======   ======

        Operating lease commitments are primarily for VSE's principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs. The Company also has some equipment and software leases that are included in these amounts.

       	Purchase obligations consist primarily of contractual commitments associated with construction, improvements and maintenance on VSE facilities. The table excludes contractual commitments for materials or subcontractor work purchased to perform U.S. Government contracts. Such commitments for materials and subcontractors are reimbursable when used on the contracts, and generally are also reimbursable if a contract is "terminated for convenience" by the U.S. Government pursuant to federal contracting regulations.

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


ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks


Interest Rates

       	VSE's bank loan financing provides available borrowing to the Company at variable interest rates. The Company used a significant amount of its cash to pay for the ICRC acquisition in June 2007, giving rise to a situation where the Company may borrow on its bank loan from time to time in the near term.
VSE does not anticipate that such amounts borrowed will be significant, and accordingly, the Company does not believe that any movement in interest rates would have a material impact on future earnings or cash flows. If VSE were to significantly increase borrowings, future interest rate changes could potentially have a material impact.


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























ITEM 8.    Financial Statements and Supplementary Data


                        Index To Financial Statements


                                                                         Page
                                                                         ----

	Report of Independent Registered Public Accounting Firm  . . . .  37
	Consolidated Balance Sheets as of December 31, 2007 and 2006 . . 38 Consolidated Statements of Income for the years ended
		December 31, 2007, 2006, and 2005  . . . . . . . . . . .  39
	Consolidated Statements of Stockholders' Equity
		for the years ended December 31, 2007, 2006, and 2005 . 40 Consolidated Statements of Cash Flows for the years ended
		December 31, 2007, 2006, and 2005  . . . . . . . . . . .  41
	Notes to Consolidated Financial Statements . . . . . . . . . . .  42





































           Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.


							/s/ Ernst & Young LLP

McLean, VA
March 5, 2008







VSE Corporation and Subsidiaries
Consolidated Balance Sheets
-------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                              As of December 31,
                                                                2007      2006
                                                                ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . .   $    109   $ 8,745
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . . . . . .    132,389    66,730
  Contract inventories . . . . . . . . . . . . . . . . . .          -     4,459
  Deferred tax assets  . . . . . . . . . . . . . . . . . .      1,246     1,196
  Other current assets . . . . . . . . . . . . . . . . . .      2,755     2,472
                                                             --------   -------
      Total current assets . . . . . . . . . . . . . . . .    136,499    83,602

Property and equipment, net  . . . . . . . . . . . . . . .     14,920     8,409
Deferred tax assets  . . . . . . . . . . . . . . . . . . .      1,888     1,133
Intangible assets  . . . . . . . . . . . . . . . . . . . .      8,034         -
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . .      5,228     1,054
Other assets . . . . . . . . . . . . . . . . . . . . . . .      5,202     4,337
                                                             --------   -------
      Total assets . . . . . . . . . . . . . . . . . . . .   $171,771   $98,535
	                                                     ========   =======
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . . . . .   $     81   $     -
  Accounts payable . . . . . . . . . . . . . . . . . . . .     88,565    44,302
  Accrued expenses . . . . . . . . . . . . . . . . . . . .     22,895    13,486
  Dividends payable  . . . . . . . . . . . . . . . . . . .        202       168
                                                             --------   -------
      Total current liabilities  . . . . . . . . . . . . .    111,743    57,956

Deferred compensation  . . . . . . . . . . . . . . . . . .      3,257     2,183
Other liabilities  . . . . . . . . . . . . . . . . . . . .        395       160
                                                             --------   -------
      Total liabilities  . . . . . . . . . . . . . . . . .    115,395    60,299
                                                             --------   -------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share, authorized
    15,000,000 shares; issued and outstanding 5,052,512
    and 4,788,162, respectively  . . . . . . . . . . . . .        253       240
  Additional paid-in capital . . . . . . . . . . . . . . .     11,963     7,163
  Retained earnings  . . . . . . . . . . . . . . . . . . .     44,160    30,833
                                                             --------   -------
      Total stockholders' equity . . . . . . . . . . . . .     56,376    38,236
                                                             --------   -------
      Total liabilities and stockholders' equity . . . . .   $171,771   $98,535
	                                                     ========   =======






     The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------
(in thousands, except share and per share amounts)
	                                     For the years ended December 31,
	                                         2007       2006       2005
                                                 ----       ----       ----
Contract revenues  . . . . . . . . . . . . .  $ 653,164  $ 363,734  $ 280,139

Contract costs . . . . . . . . . . . . . . .    629,351    350,978    269,780
	                                      ---------  ---------  ---------
Gross profit . . . . . . . . . . . . . . . .     23,813     12,756     10,359

Selling, general and administrative expenses      1,505        694        580

Interest (income) expense, net . . . . . . .       (699)      (427)      (210)
	                                      ---------  ---------  ---------
Income before income taxes . . . . . . . . .     23,007     12,489      9,989

Provision for income taxes . . . . . . . . .      8,905      4,700      3,820
	                                      ---------  ---------  ---------
Net income . . . . . . . . . . . . . . . . .  $  14,102  $   7,789  $   6,169
                                              =========  =========  =========


Basic earnings per share:                     $    2.85  $    1.64  $    1.33
                                              =========  =========  =========
Basic weighted average shares outstanding     4,953,289  4,737,450  4,645,472
                                              =========  =========  =========


Diluted earnings per share:                   $    2.82  $    1.61  $    1.29
                                              =========  =========  =========
Diluted weighted average shares
 outstanding . . . . . . . . . . . . . . . .  5,003,675  4,848,884  4,784,054
                                              =========  =========  =========


	The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------
(in thousands except per share data)
                                            Additional    Deferred                  Total
                             Common Stock     Paid-In   Stock-based    Retained   Stockholders'
                            Shares   Amount   Capital   Compensation   Earnings     Equity
                            ------   ------   -------   ------------   --------     ------
Balance at
  December 31, 2004          4,554   $ 228   $ 4,765      $  (4)       $ 18,054      $23,043

Net income for the year . .      -       -         -          -           6,169        6,169
Exercised stock options . .    158       8       583          -               -          591
Tax benefit of options
  exercised   . . . . . . .      -       -       761          -               -          761
Deferred stock-based
  compensation  . . . . . .      -       -        (3)         -               -           (3)
Amortization of deferred
  stock-based compensation.      -       -         -          3               -            3
Issuance of stock . . . . .      8       -       124          -               -          124
Dividends declared ($.12) .      -       -         -          -            (537)        (537)
                             -----   -----   -------       ----        --------      -------
Balance at
  December 31, 2005          4,720     236     6,230         (1)         23,686       30,151

Net income for the year . .      -       -         -          -           7,789        7,789
Stock-based compensation  .      4       -       308          -               -          308
Exercised stock options . .     62       4       253          -               -          257
Excess tax benefits from
  share-based payment
  arrangements. . . . . . .      -       -       312          -               -          312
Deferred stock-based
  compensation  . . . . . .      -       -         -          1               -            1
Issuance of stock . . . . .      2       -        60          -               -           60
Dividends declared ($.14) .      -       -         -          -            (642)        (642)
                             -----   -----   -------       ----        --------      -------
Balance at
  December 31, 2006          4,788     240     7,163          -          30,833       38,236

Net income for the year . .      -       -         -          -          14,102       14,102
Stock-based compensation  .      5       -       551          -               -          551
Exercised stock options . .    260      13     2,004          -               -        2,017
Excess tax benefits from
  share-based payment
  arrangements. . . . . . .      -       -     2,245          -               -        2,245
Dividends declared ($.16) .      -       -         -          -            (775)        (775)
                             -----   -----   -------      -----        --------      -------
Balance at
  December 31, 2007          5,053   $ 253   $11,963      $   -        $ 44,160      $56,376
                             =====   =====   =======      =====        ========      =======















	The accompanying notes are an integral part of these statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------
(in thousands)
                                                                For the years ended December 31,
                                                                     2007     2006     2005
                                                                     ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $14,102  $ 7,789  $ 6,169
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .    3,463    1,882    1,417
      Loss on sale of property and equipment  . . . . . . . . . .        -        9        1
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .     (805)    (614)    (326)
      Stock-based compensation  . . . . . . . . . . . . . . . . .      551      308        -
      Tax benefit of options exercised  . . . . . . . . . . . . .        -        -      761
Changes in operating assets and liabilities,
      net of impact of acquisition:
      Accounts receivable, net  . . . . . . . . . . . . . . . . .  (59,141) (22,804)  (3,652)
      Contract inventories  . . . . . . . . . . . . . . . . . . .    4,459     (186)   4,231
      Other current assets and noncurrent assets  . . . . . . . .   (1,254)  (1,310)    (932)
      Accounts payable and deferred compensation. . . . . . . . .   41,812   15,144    3,646
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .    4,826    1,308    4,256
      Other liabilities . . . . . . . . . . . . . . . . . . . . .      235      105       55
                                                                   -------  -------  -------
          Net cash provided by operating activities                  8,248    1,631   15,626
                                                                   -------  -------  -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . .   (8,731)  (5,618)  (1,666)
  Acquisition of ICRC, including acquisition costs  . . . . . . .  (11,755)       -        -
                                                                   -------  -------  -------
          Net cash used in investing activities                    (20,486)  (5,618)  (1,666)
                                                                   -------  -------  -------
Cash flows from financing activities:
   Borrowings on loan arrangement . . . . . . . . . . . . . . . .    9,589        -        -
   Repayments on loan arrangement . . . . . . . . . . . . . . . .   (9,508)       -   (1,578)
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . .     (741)    (615)    (510)
   Excess tax benefits from share-based payment arrangements  . .    2,245      312        -
   Proceeds from the exercise of options of common stock  . . . .    2,017      258      591
   Proceeds from issuance of common stock   . . . . . . . . . . .        -       60      124
                                                                   -------  -------  -------
          Net cash provided by (used in) financing activities        3,602       15   (1,373)
                                                                   -------  -------  -------

Net (decrease) increase in cash and cash equivalents  . . . . . .   (8,636)  (3,972)  12,587
  Cash and cash equivalents at beginning of year  . . . . . . . .    8,745   12,717      130
                                                                   -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .  $   109  $ 8,745  $12,717
                                                                   =======  =======  =======

Supplemental cash flow disclosures (in thousands):
                                                                     2007     2006     2005
                                                                     ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     6  $     -  $     2
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,139  $ 4,472  $ 3,153




	The accompanying notes are an integral part of these statements.

                      VSE Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                              December 31, 2007


(1)  Nature of Business and Significant Accounting Policies

Nature of Business

       The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

       VSE's business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of the Company's contracts are with agencies of the United States Government (the "Government") and other federal government prime contractors. The Company's customers also include non-government organizations and commercial entities.


Significant Accounting Policies

Principles of Consolidation

       The consolidated financial statements consist of the operations of the parent company, operations of the Company's unincorporated divisions and wholly owned subsidiaries. The Company's subsidiaries include Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC") and VSE Services International, Incorporated, which is inactive. Divisions include BAV Division ("BAV"), Coast Guard Division ("VCG"), Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), Systems Engineering Division ("SED"), and Field Support Services Division ("FSS") beginning in 2007. Intercompany sales are principally at cost. All intercompany transactions have been eliminated in consolidation.


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


Stock-based Compensation

       Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value. The compensation expense is amortized on a straight-line basis over the requisite service period of the grant and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of SFAS No. 123R.

       Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as
operating cash flows in the Statement of Cash Flows.    SFAS 123(R) requires
the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The Statement of Cash Flows has approximately $2.2 million and $312 thousand in excess tax benefits classified as cash provided by financing activities for the years ended December 31, 2007 and 2006, respectively. The amount of operating cash flows recognized for such excess tax deductions for the year ended December 31, 2005 was approximately $761 thousand.

       The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation for the period prior to the adoption of SFAS No. 123(R)(in thousands, except per share amounts):

                                                 2005
                                                 ----

Net income, as reported . . . . . . . .         $6,169
Add: Total stock-based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25) for all awards, net
 of related tax effects . . . . . . . .              -

Deduct: Total stock-based
 compensation expense
 determined under fair value based
 method (SFAS No. 123) for all
 awards, net of related tax effects	. .       (294)
                                                ------
Pro forma net income  . . . . . . . . .         $5,875
                                                ======
Earnings per share:

 Basic - as reported  . . . . . . . . .          $1.33
 Diluted - as reported  . . . . . . . .          $1.29

 Basic - pro forma  . . . . . . . . . .          $1.27
 Diluted - pro forma  . . . . . . . . .          $1.23

       The weighted fair value of the stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the pricing calculations for 2005:

Risk free interest rate . . . . . . . .          3.28%
Dividend yield  . . . . . . . . . . . .          0.79%
Expected life . . . . . . . . . . . . .        3 years
Expected volatility . . . . . . . . . .         60.50%


Earnings Per Share

       Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options. All share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the June 2007 stock split. See Note 14 Capital Stock, for further discussion of the stock split announced in May, 2007.

                                           Years Ended December 31,
                                         2007        2006        2005
                                         ----        ----        ----
   Basic weighted average
     common shares outstanding . .   4,953,289   4,737,450   4,645,472

   Dilutive effect of options  . .      50,386     111,434     138,582
                                     ---------   ---------   ---------
   Diluted weighted average
     common shares outstanding  . .  5,003,675   4,848,884   4,784,054
                                     =========   =========   =========

Cash and Cash Equivalents

       The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Contract Inventories

       Contract inventories consist of materials purchased and other expenditures arising from contract requirements. Contract inventories are stated at cost plus applicable indirect cost burdens, including general and administrative costs. The cost of such contract inventories is expected to be billed to the customer within a relatively short time.

Property and Equipment

       Property and equipment is stated at cost. Depreciation of computer systems equipment is provided principally by the double-declining method over periods of three to five years. Depreciation of furniture and fixtures is provided principally by the straight-line method over approximately nine years. Depreciation of other equipment is provided principally by the double-declining method over periods of three to ten years. Depreciation of buildings and land improvements is provided principally by the straight-line method over periods of approximately twenty to thirty years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

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

       Contracts with the U.S. Government either as a prime or subcontractor, primarily with the U.S. Department of Defense, accounted for approximately 99% of revenues for each of the years ending December 31, 2007, 2006, and 2005.
The BAV contract accounted for approximately 17%, 29% and 43% of consolidated revenues during 2007, 2006 and 2005, respectively. The CED Army Equipment Support Programs started in 2006 and accounted for approximately 34% and 29% of consolidated revenues during 2007 and 2006, respectively.

Contract Revenues

       Substantially all of the Company's revenues result from contract services performed for the U.S. Government or for contractors engaged in work for the government under a variety of contracts. Revenue is considered earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

       Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. The BAV contract terms specify award fee payments that are determined by performance and level of contract activity. Award fees are made three times during the year and a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. The Company does not recognize award fee income until the fees are fixed or determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

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

       Revenue recognition methods on fixed-price contracts vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, since these contracts require design, engineering, and development performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as work is performed. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

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

       A substantial portion of contract and administrative costs is subject to audit by the Defense Contract Audit Agency. The Company's indirect cost rates have been audited and approved for 2004 and prior years and partially audited for 2005 with no material adjustments to the Company's results of operations or financial position. While the Company maintains reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, there can be no assurances that the audits of the indirect cost rates for 2007, 2006 and 2005 will not result in material adjustments to the Company's results of operations or financial position.

Accounts Receivable and Allowance for Doubtful Accounts

       Accounts receivables are recorded at their face amount less an allowance for doubtful accounts. VSE reviews its receivables regularly to determine if there are any potential uncollectible accounts. The majority of VSE's receivables are from agencies of the U.S. Government, where there is minimal credit risk. The Company records allowances for bad debt as a reduction to accounts receivable and an increase to bad debt expense. The Company assesses the adequacy of these reserves by considering general factors, such as the length of the time individual receivables are past due and historical collection experience.

Deferred Compensation Plans

       Deferred compensation plan expense for the years ended December 31, 2007, 2006, and 2005 was approximately $1.1 million, $769 thousand, and $421 thousand, respectively.

       Included in other assets are assets of the deferred compensation plans which include debt and equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $3.2 million and $2.2 million as of December 31, 2007, and 2006, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

Impairment of Long-Lived Assets

       Long-lived assets include property and equipment to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The criteria for determining impairment for such long-lived assets to be held and used are determined by comparing the carrying value of these long-lived assets to management's best estimate of future undiscounted cash flows expected to result from the use of the assets. The Company believes that no impairment existed as of December 31, 2007.

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

       	The carrying value of net deferred tax assets is based on assumptions regarding VSE's ability to generate sufficient future taxable income to utilize these deferred tax assets. If the estimates and related assumptions regarding VSE's future taxable income change in the future, VSE may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense. Management believes that the deferred tax assets will be realized through future taxable income and, therefore, no valuation allowance is required.

       The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review and subsequent reviews, the Company concluded that there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings upon adoption. In addition, there were no adjustments recorded during 2007 after the initial adoption of FIN 48.

Goodwill and Intangibles

     The Company applies SFAS No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with SFAS No. 142. Annually, the Company performs a fair value analysis of goodwill and indefinite-lived intangible assets recorded with the acquisitions of Energetics and ICRC using valuation techniques prescribed in SFAS No. 142. Based on the analysis performed as of September 30, 2007, the Company determined that there had been no impairment of goodwill.

     Intangible assets consist of the value of contract related intangible assets and the ICRC tradename acquired in the ICRC acquisition (see Note 6). The contract related intangible assets are amortized on a straight line basis over their estimated useful lives of approximately six to eight years with a weighted average life of approximately 7.1 years as of December 31, 2007.

Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations; a replacement of FASB Statement No. 141," which will become effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in results of operations as incurred. SFAS No. 141(R) will be effective for businesses acquired after the effective date.

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items with its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is continuing to evaluate the requirements of SFAS No. 157, but currently do not expect that it will have a material impact on the Company's results of operations, financial position or cash flows.

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which also becomes effective January 1, 2008. Under SFAS No. 159, a company may choose to measure certain financial instruments (e.g., assets and liabilities) and certain other items not currently subject to fair value measurement at fair value. If so elected, any unrealized gains and losses from marking those items to market will be included in earnings in each subsequent reporting period. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. The Company does not plan to elect the fair value option.

(2)  Accounts Receivable

       The components of accounts receivable as of December 31, 2007 and 2006, were as follows (in thousands):
                                                           2007        2006
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .       $ 45,045     $16,424
  Unbilled:
    Government retainage  . . . . . . . . . . . .            179          28
    Subcontract retainage . . . . . . . . . . . .          4,000       4,000
    Other (principally December work billed in
      January)  . . . . . . . . . . . . . . . . .         83,176      46,292
  Less-allowance for doubtful accounts  . . . . .            (11)        (14)
                                                        --------     -------
    Total accounts receivable, net                      $132,389     $66,730
                                                        ========     =======

       Unbilled subcontract retainage includes amounts withheld from payments to subcontractors.

       The "Unbilled: Other" includes certain costs for work performed at risk but which the Company believes will be funded by the government. Amounts not presently funded included in "Unbilled: Other" were $357 thousand and $369 thousand as of December 31, 2007, and 2006, respectively.

       Allowance for doubtful accounts are determined based on management's best estimate of potentially uncollectible accounts receivable. The Company writes off accounts receivable when such amounts are determined to be uncollectible.

       The following table summarizes activity in the allowance for doubtful accounts (in thousands):
                                                                  Additions
                                      Balance at                  Charged to  Balance at
                                      Beginning                   Costs and     End of
Allowance for Doubtful Accounts	      of Period    Deductions(1)   Expenses     Period
-------------------------------       ----------   -------------  ----------  ----------
For the year ended
  December 31, 2007 . . . . . . . . .   $14    	       $ 3           $ -         $11

For the year ended
  December 31, 2006 . . . . . . . . .   $56    	       $42           $ -         $14

For the year ended
  December 31, 2005 . . . . . . . . .   $52    	       $22           $26         $56


  (1) Write-offs and settlements

(3)  Contract Inventories

       Contract inventories consisted of work in process of approximately $0 and $4.4 million as of December 31, 2007 and 2006, respectively.

       The Company has a contract to modify and apply a protective system, the Tanker Ballistic Protection System ("TBPS"), to military vehicles for the U.S. Army. Accounting convention requires that materials purchased and other program expenditures for use on this contract be allocated ratably to the vehicles to which the system is applied. Accordingly, materials purchased and program expenditures made in advance of the delivery of vehicles with completed TBPS systems to the customer are classified as contract inventories. Although these costs are classified as inventories for accounting purposes, they are similar in nature to materials and direct supplies purchased for use in performance on the Company's other contracts in that they are solely and directly attributable to the contract and will be billed to the customer within a relatively short time. These materials and direct supplies will not be restocked to maintain any permanent inventory levels. Contract inventories are relieved when units are delivered and revenue is recognized.

       As of December 31, 2007, the TBPS program had matured to the point where enough vehicles had been delivered to the customer so that estimated materials and program expenditures allocated to completed vehicles exceeded the amounts purchased. Accordingly, the Company no longer has contract inventories associated with the TBPS program and now has an amount included in accrued expenses to reflect the estimated costs allocated to completed vehicles. The amount of this liability is approximately $706 thousand as of December 31, 2007.

       Contract inventories at December 31, 2006 included applicable indirect cost burdens, including general and administrative costs totaling approximately $608 thousand. Indirect cost burdens, including general and administrative costs charged to contract costs for the years ended December 31, 2007 and 2006 totaled approximately $2.9 million and $3.9 million, respectively.


(4)  Other Assets

       Other assets consisted of the following as of December 31, 2007 and 2006 (in thousands):
                                                           2007        2006
                                                           ----        ----
    Cash surrender value of life insurance policies  . . $ 1,566     $ 1,516
    Deferred compensation. . . . . . . . . . . . . . . .   3,212       2,183
    Other assets . . . . . . . . . . . . . . . . . . . .     424         638
                                                         -------     -------
       Total other assets                                $ 5,202     $ 4,337
                                                         =======     =======

(5)  Property and Equipment

       Property and equipment consisted of the following as of December 31, 2007 and 2006(in thousands):
                                                           2007        2006
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 8,077     $ 6,064
    Furniture, fixtures, equipment and other . . . . . .   5,845       4,945
    Leasehold improvements . . . . . . . . . . . . . . .   3,541       3,256
    Buildings and building improvements. . . . . . . . .   7,170       2,327
    Land and land improvements . . . . . . . . . . . . .   1,805       1,175
                                                         -------     -------
                                                          26,438      17,767
    Less accumulated depreciation and amortization . . . (11,518)     (9,358)
                                                         -------     -------
       Total property and equipment                      $14,920     $ 8,409
                                                         =======     =======

       Depreciation and amortization expense for property and equipment was approximately $2.6 million for 2007, $1.8 million for 2006 and $1.4 million for 2005.


(6)  Acquisitions, Goodwill and Intangible Assets

       On June 4, 2007, the Company acquired all of the common stock of ICRC of Alexandria, Virginia. ICRC's core expertise lies in information technology, advance vehicle technology, aerospace, engineering and transportation infrastructure. Management believes that the addition of ICRC will provide the Company with an opportunity to expand and diversify its business across a number of project areas, including smart vehicles, alternate fuels, large-scale port engineering development and security, and information technology services. The results of ICRC's operations are included in the accompanying consolidated financial statements beginning as of June 4, 2007.

       The acquisition of ICRC in 2007 included initial cash payments of approximately $11.8 million and potential additional cash payments of up to approximately $5.8 million, contingent on meeting certain financial targets during the next six years. Additionally, the Company has filed an election under the Internal Revenue Code Section 338(h)(10) which treats the transaction as a sale of assets for tax purposes. When this election is filed, an additional payment will be made to the seller which represents the seller's incremental tax liability as a result of the election. Tax advantages to the Company that arise from filing the 338(h)(10) election will exceed the additional payment that will be made to the seller of approximately $1.6 million which is included in goodwill and accrued expenses on the accompanying December 31, 2007 balance sheet.

       Of the initial $11.8 million purchase price, approximately $7.1 million was recorded as contract related intangible assets to be amortized on a straight line basis over six to eight years; approximately $1.5 million was recorded as an intangible asset related to ICRC's tradename, which has an indefinite life; and approximately $2 million was recorded as initial goodwill. Additional goodwill and accrued expenses of approximately $557 thousand were recorded as of December 31, 2007 for the earn-out payment that will be made to the seller as a result of the achievement of the specified earnings target in 2007.

       The Company is following the guidance of SFAS No. 141 to record the purchase of ICRC. The Company has recognized the fair value of assets acquired and liabilities assumed as follows (in thousands):

            Description                     Fair Value
            -----------                     ----------
            Current assets		     $ 6,544
	    Property and equipment	         429
	    Other assets		          27
 	    Intangibles - contract             7,134
	    Intangibles - tradename            1,500
	    Goodwill                           4,174
                                             -------
	    Total assets acquired             19,808

	    Liabilities assumed               (5,880)
                                             -------
	    Total purchase price             $13,928
                                             =======

       The total purchase price includes additional purchase price consideration related to the 2007 earn-out of approximately $557 thousand and the 338(h)(10) election of approximately $1.6 million, as described above.

       Changes in goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):
                                                       Infrastructure
                                                            and
                                         Energy and     Information
                                        Environmental   Technology     Total
                                        -------------   ----------     -----
   Balance as of December 31, 2005        $1,054          $    -      $1,054
   Additional goodwill upon acquisition        -               -           -
                                          ------          ------      ------
   Balance as of December 31, 2006         1,054               -       1,054
   Additional goodwill upon acquisition        -           4,174       4,174
                                          ------          ------      ------
   Balance as of December 31, 2007        $1,054          $4,174      $5,228
                                          ======          ======      ======

       The Company amortized approximately $600 thousand of intangible assets during the year ended December 31, 2007 subsequent to the ICRC acquisition date. Amortizable intangible assets as of December 31, 2007 were comprised of the following (in thousands):
                                     Gross                           Net
                                    Carrying      Accumulated      Carrying
                                     Value       Amortization       Value
                                     -----       ------------       -----
    Contract related intangible
      assets                        $7,134           $600          $6,534
                                    ======           ====          ======

       Future expected amortization expense of the contract related intangible asset is as follows (in thousands):

                                  Amortization
                                    Expense
                                    -------
    2008                            $1,029
    2009                             1,029
    2010                             1,029
    2011                             1,029
    2012                             1,029
    Thereafter                       1,389
                                    ------
      Total                         $6,534
                                    ======

(7)  Debt

       VSE has a loan agreement with a bank under which credit is made available to the Company in the form of revolving loans or letters of credit. The amount of credit available to the Company is $25 million, subject to certain conditions, including a borrowing formula based on billed receivables. The expiration date of the loan agreement is August 14, 2009. From time to time the bank and the Company may amend the loan to increase or decrease the amount of available credit, change the expiration date to a later date, or make other changes in the terms of the agreement.

       The loan agreement contains terms whereby the Company may borrow against the revolving loan at any time and from time to time can prepay such borrowings in whole or in part without premium or penalty. There are collateral requirements by which Company assets secure amounts outstanding, restrictive covenants that include minimum tangible net worth and profitability requirements, a limit on annual dividends, and other affirmative and negative covenants. As of December 31, 2007 the Company has not been notified by the bank, nor is the Company aware, of any default under the loan agreement.

       The Company pays a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of December 31, 2007 and December 31, 2006, there were no letters of credit outstanding and revolving loan amounts borrowed were approximately $81 thousand and $0, respectively. Interest expense incurred on the loan was approximately $6 thousand for the year ended December 31, 2007 and $0 for the years ended December 31, 2006 and 2005.


(8)  Accrued Expenses

       Accrued expenses consisted primarily of accrued compensation and benefits of approximately $15 million and $10 million as of December 31, 2007 and 2006, respectively. The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.


(9)  Stock-Based Benefit Plans

(a)  Restricted Stock Plan

       On January 2, 2006, the Company's stockholders approved the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan") for its directors, officers and other employees. Under the provisions of the 2006 Plan, the Company is authorized to issue 250,000 shares of VSE common stock. The Compensation Committee is responsible for the administration of the 2006 Plan. The shares issued under the 2006 Plan may, at the Company's option, be either shares held in treasury or shares originally issued. The Compensation Committee shall determine each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in award agreements between the Company and the recipients of the award. As of December 31, 2007, 241,300 restricted shares were available for grant under this plan.

       During 2007 and 2006, the Company granted 5,100 shares and 3,600 shares, respectively, of restricted VSE Stock to the Company's outside Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was approximately $18.02 and $15.75, respectively. Compensation expense related to those grants was approximately $92 thousand and $57 thousand for the years ended December 31, 2007 and 2006, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date.

       On January 3, 2007, the Company notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan for calendar year 2007, based on financial performance for 2007. Vesting of each award will occur one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be on March 7, 2008, the approximate date when we plan to file
the 2007 Form 10-K with the SEC, in accordance with the 2006 Plan.   On each
vesting date, 100% of the vested award will be paid in VSE shares. The number of VSE shares issued is based on the fair market value of VSE stock on the vesting date. The earned amount will be expensed ratably over the vesting period of approximately three years, including the service period of one year which begins on January 1, 2007, due to the Company concluding that certain of the financial statement targets were achieved and the awards were earned.
As a result, the Company has recognized approximately $278 thousand in related expense for the year ended December 31, 2007. At December 31, 2007, there was approximately $602 thousand of unrecognized compensation costs related to these restricted stock awards which the Company expects to recognize over the next 26 months.


(b)  Stock Option Plans

       On December 30, 2005, the Board of Directors of VSE Corporation (the "Board") directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary under VSE's 1998 Stock Option Plan (the "1998 Plan") and VSE's 2004 Stock Option Plan approved by VSE' stockholders on May 3, 2005 (the "2004 Plan"). All options outstanding as of December 30, 2005, were not affected by this Board action.

       As of December 31, 2007, options issued under the 2004 Plan for up to 61,000 shares of common stock remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of the common shares on the date of grant. Each option vests 25% upon issuance and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of the award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

       As of December 31, 2007, options issued under the 1998 Plan for up to 12,500 shares remain outstanding. The 1998 Plan will terminate on the earliest of May 6, 2008, or the date on which all options issued under the 1998 Plan have been exercised, expire, or have been terminated.

       Information with respect to the number of shares under stock options, as adjusted for the June 28, 2007 stock split, is as follows:


                                                        Weighted
                                                        Average
                                                        Exercise
                                            Shares       Price
                                            ------       -----

       Outstanding at January 1, 2007      333,250      $ 8.61
        Granted  . . . . . . . .                 -           -
        Exercised  . . . . . . .          (259,250)       7.78
        Forfeited  . . . . . . .              (500)      12.59
        Terminations . . . . . .                 -           -
                                          --------      ------
        Outstanding at December 31, 2007    73,500      $11.53
                                          ========      ======

       Exercisable at end
         of year                            73,500      $11.53
                                          ========      ======

       Weighted average remaining
        contractual life of options
        outstanding and exercisable       1.8 years


       The weighted-average grant-date fair value of options granted during 2005 was $12.59. No options were granted in 2006 or 2007. The assumptions used to calculate the fair value of outstanding stock options are described in
Note 1, as there were no option grants in 2006 and 2007.

       The total intrinsic value of options exercised during 2007, 2006 and 2005 was approximately $5.8 million, $827 thousand and $2.0 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 was approximately $2.7 million. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was approximately $1.7 million, $1.1 million and $2.0 million, respectively. At December 31, 2007, there was no unrecognized compensation cost related to nonvested stock options.

       The following table summarizes the range of exercise prices for options outstanding at December 31, 2007:

                                       Outstanding Options and
                                         Exercisable Options
                                 --------------------------------
                                             Weighted
                                              Average   Weighted
                                            Contractual  Average
                                 Number of     Life      Exercise
Exercise Price                    Shares    (in years)    Price
--------------                    ------    ----------    -----
$ 6.41 . . . . . . . . .          12,500       1.0       $ 6.41
$12.59 . . . . . . . . .          61,000       2.0        12.59
                                  ------       ---       ------
      Total                       73,500       1.8       $11.53
                                  ======       ===       ======







(c) Stock Compensation Expense

     Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards was included in the following line items on the accompanying statement of operations for the years ended December 31, 2007 and 2006 (in thousands):
                                                      2007        2006
                                                      ----        ----
Contract costs  . . . . . . . . . . . . . . . .       $370        $ 57
Selling, general and administrative expenses  .	       181	   251
                                                      ----        ----
  Total pre-tax stock-based compensation
     included in income before income taxes	       551	   308
Income tax benefit recognized for
   stock-based compensation . . . . . . . . . .       (212)	  (116)
                                                      ----        ----
   Total stock-based compensation expense,
      net of tax                                      $339        $192
                                                      ====        ====

(10)  Income Taxes

       The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48"), on January 1, 2007. As a result of the adoption of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review and subsequent reviews, the Company concluded that there are no uncertain tax positions, and as a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings upon adoption. In addition, there were no adjustments recorded during 2007 after the initial adoption of FIN 48.

       The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially all material state and local matters have been concluded for years through 2003.

       In the Consolidated Statements of Income, the Company classifies interest expense related to unrecognized tax benefits as "Interest income, net" and any penalties in "Selling, general and administrative expenses." No interest or penalty expense related to unrecognized tax benefits was recognized for the year ended December 31, 2007. As of December 31, 2007, no interest or penalties related to unrecognized tax benefits were accrued.

       The Company files consolidated federal income tax returns with all of its subsidiaries. The components of the provision for income taxes from continuing operations for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

                                                   2007     2006     2005
                                                   ----     ----     ----
  Current
     Federal . . . . . . . . . . . . . . . . . .  $8,326   $4,521   $3,475
     State . . . . . . . . . . . . . . . . . . .   1,384      793      671
                                                  ------   ------   ------
                                                   9,710    5,314    4,146
                                                  ------   ------   ------
  Deferred
     Federal . . . . . . . . . . . . . . . . . .    (702)    (546)    (288)
     State   . . . . . . . . . . . . . . . . . .    (103)     (68)     (38)
                                                  ------   ------   ------
                                                    (805)    (614)    (326)
                                                  ------   ------   ------
  Provision for income taxes                      $8,905   $4,700   $3,820
                                                  ======   ======   ======

       The differences between the amount of tax computed at the federal statutory rate of 35% for 2007 and 34% for 2006 and 2005, and the provision for income taxes for 2007, 2006, and 2005 are as follows (in thousands):

                                                   2007     2006     2005
                                                   ----     ----     ----
Tax at statutory federal income
     tax rate  . . . . . . . . . . . . . . . . .  $8,053   $4,246   $3,396
Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .     833      479      417
     Permanent differences, net  . . . . . . . .      19       15        6
     Other, net  . . . . . . . . . . . . . . . .       -      (40)       1
                                                  ------   ------   ------
Provision for income taxes                        $8,905   $4,700   $3,820
                                                  ======   ======   ======

       The Company had no valuation allowances recorded for its deferred tax assets as of December 31, 2007 and 2006. The Company's deferred tax assets (liabilities) as of December 31, 2007 and 2006, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):

                                                        2007           2006
                                                        ----           ----
Current deferred tax assets    . . . . . . . . . . .   $1,494         $1,357
Current deferred tax liabilities   . . . . . . . . .     (248)          (161)
                                                       ------         ------
     Net current deferred tax assets                    1,246          1,196
                                                       ------         ------
Noncurrent deferred tax assets   . . . . . . . . . .    2,704          1,974
Noncurrent deferred tax liabilities  . . . . . . . .     (816)          (841)
                                                       ------         ------
     Net noncurrent deferred tax assets  . . . . . .    1,888          1,133
                                                       ------         ------
   Net deferred tax assets                             $3,134         $2,329
                                                       ======         ======

       The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2007 and 2006, are as follows (in thousands):

                                                        2007           2006
                                                        ----           ----
Gross deferred tax assets
  Deferred compensation and accrued paid leave . . .  $2,658          $2,048
  Depreciation . . . . . . . . . . . . . . . . . . .     870             758
  Accrued expenses . . . . . . . . . . . . . . . . .     360             236
  Reserve for contract and other disallowances . . .     199             153
  Stock option expense . . . . . . . . . . . . . . .      73              96
  Retainage  . . . . . . . . . . . . . . . . . . . .      34              35
  Reserve for doubtful accounts  . . . . . . . . . .       4               5
                                                      ------          ------
    Total gross deferred tax assets                    4,198           3,331
                                                      ------          ------
Gross deferred tax liabilities
  Depreciation . . . . . . . . . . . . . . . . . . .    (610)           (594)
  Deferred revenues  . . . . . . . . . . . . . . . .    (210)           (141)
  Intangible assets  . . . . . . . . . . . . . . . .    (206)           (230)
  Retainage  . . . . . . . . . . . . . . . . . . . .     (27)            (20)
  Accrued expenses . . . . . . . . . . . . . . . . .     (11)            (17)
                                                      ------          ------
    Total gross deferred tax liabilities              (1,064)         (1,002)
                                                      ------          ------
    Net deferred tax assets                           $3,134          $2,329
                                                      ======          ======

(11)  Commitments and Contingencies

(a)  Leases and Other Commitments

       The Company and its subsidiaries have various non-cancelable operating leases for facilities, equipment, and software with terms between two and ten years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense is recognized on a straight-line basis for rent agreements having escalating rent. Payments on these leases for 2007, 2006, and 2005 were as follows (in thousands):
                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2007 . . . . . . . . . . .    $7,180             $  981          $6,199
       2006 . . . . . . . . . . .     4,128                930           3,198
       2005 . . . . . . . . . . .     3,733                922           2,811

       Future minimum annual non-cancelable commitments as of December 31, 2007 are as follows (in thousands):

                                       Lease           Sublease          Net
                                    Commitments         Income       Commitments
                                    -----------         ------       -----------
       2008 . . . . . . . . . . .    $ 7,313            $  503          $ 6,810
       2009 . . . . . . . . . . .      5,957               294            5,663
       2010 . . . . . . . . . . .      5,146               208            4,938
       2011 . . . . . . . . . . .      4,539               216            4,323
       2012 . . . . . . . . . . .      3,638               224            3,414
       Thereafter . . . . . . . .      3,660                77            3,583
                                     -------            ------          -------
          Total                      $30,253            $1,522          $28,731
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


(12)  Business Segments and Customer Information

       Segment Information

       Management of VSE's business operations is conducted under four reportable operating segments, the Federal Group, the International Group, the Energy and Environmental Group, and the Infrastructure and Information Technology Group. These segments operate under separate management teams and discrete financial information is produced for each segment. The divisions within the Federal Group and the International Group are operating segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), and meet the aggregation of operating segments criteria of SFAS No. 131. The Company evaluates segment performance based on consolidated revenues and profits or losses from operations before income
taxes.    The accounting policies of each segment are the same as the policies described in Note 1.

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

       Infrastructure and Information Technology Group - VSE's Infrastructure and Information Technology Group is a recent segment due to the acquisition on June 4, 2007 of its wholly owned subsidiary, ICRC. ICRC is engaged principally in providing diversified technical and management services to the U.S. Government, including information technology, advanced vehicle technology, aerospace services, and engineering and transportation infrastructure services.

       The Company's segment information is as follows (in thousands):

                                                   2007      2006      2005
                                                   ----      ----      ----
Revenues:
  Federal Group                                 $360,690  $190,956  $ 81,628
  International Group                            228,002   158,452   185,784
  Energy and Environmental Group                  14,522    14,269    12,693
  Infrastructure and Information
    Technology Group                              49,918         -         -
  Corporate                                           32        57        34
                                                --------  --------  --------
    Total revenues                              $653,164  $363,734  $280,139
                                                ========  ========  ========
Income before income taxes:
  Federal Group                                 $ 12,075  $  5,432  $  5,118
  International Group                              7,435     5,487     3,700
  Energy and Environmental Group                   1,614     1,795     1,353
  Infrastructure and Information
    Technology Group                               2,808         -         -
  Corporate/unallocated expenses                    (925)     (225)     (182)
                                                --------  --------  --------
    Income before income taxes                  $ 23,007  $ 12,489  $  9,989
                                                ========  ========  ========
Interest (income) expense:
  Federal Group                                 $   (252) $    423  $    266
  International Group                               (124)     (258)      (30)
  Energy and Environmental Group                    (272)     (218)     (116)
  Infrastructure and Information
    Technology Group                                 (44)        -         -
  Corporate                                           (7)     (374)     (330)
                                                --------  --------  --------
    Total interest (income) expense             $   (699) $   (427) $   (210)
                                                ========  ========  ========
Total assets:
  Federal Group                                 $ 74,204  $ 40,670  $ 15,649
  International Group                             49,438    33,541    33,373
  Energy and Environmental Group                   3,860     4,174     3,087
  Infrastructure and Information
    Technology Group                              14,885         -         -
  Corporate                                       29,384    20,150    21,757
                                                --------  --------  --------
    Total assets                                $171,771  $ 98,535  $ 73,866
                                                ========  ========  ========
Depreciation and amortization expense:
  Federal Group                                 $  1,514  $  1,044  $    487
  International Group                                890       655       764
  Energy and Environmental Group                     184       183       166
  Infrastructure and Information
    Technology Group                                 875         -         -
                                                --------  --------  --------
    Total depreciation and amortization         $  3,463  $  1,882  $  1,417
                                                ========  ========  ========
Capital expenditures:
  Federal Group                                 $  6,401  $  2,258  $    773
  International Group                                332       519       336
  Energy and Environmental Group                      75        99        72
  Infrastructure and Information
    Technology Group                                  34         -         -
  Corporate                                        1,889     2,742       485
                                                --------  --------  --------
    Total capital expenditures                  $  8,731  $  5,618  $  1,666
                                                ========  ========  ========

       Revenues are net of inter-segment eliminations. Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments. Corporate assets are primarily cash and fixed assets.

       Customer Information

       The Company is engaged principally in providing engineering, design, logistics, management and technical services to the Government, other government prime contractors, and commercial entities. The largest customer for the Company's services is the U.S. Department of Defense ("Defense"), including agencies of the U.S. Navy, Army, and Air Force. The Company's revenue by customer is as follows (in thousands):

                              VSE Revenues by Customer
                               (dollars in thousands)
                          2007              2006              2005
Source of Revenue      Revenues      %    Revenues      %    Revenues      %
-----------------      --------      -    --------      -    --------      -
Army/Army Reserve      $344,296    52.7   $174,473    48.0   $ 56,019    20.0
Navy                    189,534    29.0    164,788    45.3    196,363    70.1
Other                   119,334    18.3     24,473     6.7     27,757     9.9
                       --------   -----   --------   -----   --------   -----
  Total Revenues       $653,164   100.0   $363,734   100.0   $280,139   100.0
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


(13)  Capital Stock

Common Stock

       The Company's common stock has a par value of $.05. Proceeds from the issue of the common stock that is greater than $.05 per share is credited to additional paid in capital. Holders of shares of common stock are entitled to one vote per common share held on all matters voted on by the Company's stockholders. Stockholders of record are entitled to the amount of dividend declared per common share held.

Stock Split

       In May, 2007, VSE announced a two for one stock split in the form of a 100% stock dividend payable to stockholders of record as of June 11, 2007.
The stock dividend became effective on June 28, 2007. All share and per share amounts have been adjusted to give retroactive effect to the increased number of common shares outstanding due to the stock split.


(14)  ESOP/401(k) Plan and Profit Sharing Plan

       VSE has an ESOP/401(k) plan that allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. Under the terms of the plan, employer 401(k) contributions are made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. Effective January 1, 2007, the plan was amended to incorporate the Safe Harbor method of meeting nondiscrimination requirements of the Internal Revenue Code. Beginning with the 2007 plan year, the employer contribution is equal to 100% of the employee deferral on the first 3% of the employee pay deferred and 50% of the employee deferral on the next 2% of the employee pay deferred. The Company expense associated with this plan for 2007, 2006, and 2005 was approximately $1.4 million, $584 thousand, and $578 thousand, respectively. The increase in Company expense in 2007 as compared to prior years was due to: (1) an increase in the number of employees receiving an employer contribution as a result of new employees hired and the eligibility of Energetics' employees to receive employer contributions; and
(2) the change in the rate of employer contributions associated with the use of the Safe Harbor method of meeting nondiscrimination requirements in 2007.

       Prior to April 1, 1999, the Company made contributions under this plan into an ESOP trust which purchased VSE stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Subsequent to April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions. The ESOP/401(k) plan held 446,978 shares and 477,734 shares of VSE stock as of December 31, 2007 and 2006, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

       Energetics maintains a profit sharing plan for its employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2007, 2006, and 2005 was $227 thousand, $412 thousand, and $420 thousand, respectively.

       ICRC sponsors a 401(k) profit sharing plan covering all ICRC regular status employees. To be eligible to participate in the plan, an employee must have completed one month of service with ICRC. The discretionary employer contributions are immediately vested. The amount charged to operations for employer contributions during the post acquisition period of June 2007 through December 31, 2007 was approximately $378 thousand.


(15)  Selected Quarterly Data (Unaudited)

       The following table shows selected quarterly data for 2007 and 2006, in thousands, except earnings per share:

                                                    2007 Quarters
                                                    -------------
                                          1st       2nd       3rd       4th
                                          ---       ---       ---       ---
Revenues . . . . . . . . . . . . . . . $120,689  $159,644  $174,692  $198,139
                                       ========  ========  ========  ========
Gross profit . . . . . . . . . . . . . $  4,441  $  5,740  $  5,945  $  7,687
                                       ========  ========  ========  ========
Net income . . . . . . . . . . . . . . $  2,729  $  3,547  $  3,359  $  4,467
                                       ========  ========  ========  ========

Basic earnings per share . . . . . . . $    .57  $    .72  $    .67  $    .89
                                       ========  ========  ========  ========
Weighted average shares outstanding  .    4,807     4,932     5,024     5,046
                                       ========  ========  ========  ========
Diluted earnings per share . . . . . . $    .56  $    .71  $    .66  $    .88
                                       ========  ========  ========  ========
Weighted average shares outstanding  .    4,890     4,977     5,063     5,082
                                       ========  ========  ========  ========

                                                    2006 Quarters
                                                    -------------
                                          1st       2nd       3rd       4th
                                          ---       ---       ---       ---
Revenues . . . . . . . . . . . . . . .  $63,300  $94,844   $103,630  $101,960
                                        =======  =======   ========  ========
Gross profit . . . . . . . . . . . . .  $ 2,388  $ 3,490   $  3,173  $  3,705
                                        =======  =======   ========  ========
Net income . . . . . . . . . . . . . .  $ 1,485  $ 2,027   $  1,889  $  2,388
                                        =======  =======   ========  ========

Basic earnings per share . . . . . . .  $   .31  $   .43   $    .40  $    .50
                                        =======  =======   ========  ========
Weighted average shares outstanding  .    4,722    4,734      4,742     4,752
                                        =======  =======   ========  ========
Diluted earnings per share . . . . . .  $   .31  $   .42   $    .39  $    .49
                                        =======  =======   ========  ========
Weighted average shares outstanding  .    4,866    4,840      4,842     4,846
                                        =======  =======   ========  ========

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.


ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

       Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an opinion on the Company's internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Annual Report on Form 10-K.

       Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Integrated Concepts and Research Corporation ("ICRC"), which was acquired June 4, 2007. ICRC is included in the December 31, 2007 consolidated financial statements, and constituted approximately $14.9 million and $1.2 million of total and net assets, respectively, as of December 31, 2007 and approximately $49.9 million and $2.1 million of revenues and net income, respectively, for the year then ended.

Change in Internal Controls

       During the fourth quarter of fiscal year 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.








           Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of VSE Corporation


We have audited VSE Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VSE Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Integrated Concepts & Research Corporation, which is included in the 2007 consolidated financial statements of VSE Corporation and constituted approximately $14.9 million and $1.2 million of total and net assets, respectively, as of December 31, 2007 and approximately $49.9 million and $2.1 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of VSE Corporation also did not include an evaluation of the internal control over financial reporting of Integrated Concepts & Research Corporation.

In our opinion, VSE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 5, 2008 expressed an unqualified opinion thereon.




                                                         /s/  Ernst & Young LLP


McLean, VA
March 5, 2008




































ITEM 9B.	Other Information

       None.

                                  PART III

        Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's definitive proxy statement relating to its Annual Meeting of Stockholders scheduled for May 6, 2008 (the "Proxy Statement") to be filed with the SEC.


ITEM 10.   Directors, Executive Officers and Corporate Governance

       	The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 11.   Executive Compensation

       The information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 12.   Security Ownership of Certain Beneficial Owners and
	     Management and Related Stockholder Matters

       Except for the "Equity Compensation Plan Information" disclosed in Item 5(d) above, the information required by this Item is incorporated by reference to the Proxy Statement.


ITEM 13.   Certain Relationships and Related Transactions, and Director
           Independence

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

                                     VSE CORPORATION

Date:  March 7, 2008                 By: /s/ D. M. Ervine
                                         ---------------------------
                                         D. M. Ervine
                                         Chairman, President,
                                         Chief Executive Officer and
                                         Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                       Title                       Date
------------------------------------------------------------------------------
/s/ D M. Ervine                   Chairman, President,           March 7, 2008
----------------------------      Chief Executive Officer and
Donald M. Ervine		  Chief Operating Officer

/s/ T. R. Loftus                  Executive Vice President and   March 7, 2008
----------------------------      Chief Financial Officer
Thomas R. Loftus		  (Principal Financial and
                                  Accounting Officer)

/s/ C. M. Kendall                 Director			 March 7, 2008
----------------------------
Clifford M. Kendall

/s/ C. S. Koonce                  Director			 March 7, 2008
----------------------------
Calvin S. Koonce

/s/ J. F. Lafond                  Director			 March 7, 2008
----------------------------
James F. Lafond

/s/ D. M. Osnos                   Director			 March 7, 2008
----------------------------
David M. Osnos

                                  Director			 March 7, 2008
----------------------------
Jimmy D. Ross

/s/ B. K. Wachtel                 Director			 March 7, 2008
----------------------------
Bonnie K. Wachtel

/s/ R. E. Eberhart                Director			 March 7, 2008
----------------------------
Ralph E. Eberhart


                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
     2.1     Plan of acquisition, reorganization, arrangement,
             liquidation or succession
             Share Purchase Agreement, dated as of June 4, 2007,
               by and among VSE Corporation, Koniag, Inc.,
               Koniag Development Corporation, Nancy Ellen Lexo
               Living Trus, James W. Lexo, Jr., and Integrated
               Concepts and Research Corporation (Exhibit 2.1 to
               Form 8-K dated June 4, 2007)				*
     3.1     Articles of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                 Corporation dated as of February 6, 1996 (Exhibit
                 3.2 to Form 10-K405 dated March 25, 1996)		*
     3.2       By-Laws of VSE Corporation as amended through
                 November 1, 2005 (Exhibit 3.1 to Form 8-K dated
                 November 1, 2005) 					*
     3.3       By-Laws of VSE Corporation as amended through
                 October 4, 2007(Exhibit 3.1 to Form 8-K dated
                 October 4, 2007) 					*
     4.1     Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
               (Exhibit 4 to Registration Statement No. 2-83255
               dated April 22, 1983 on Form S-2)			*   +
    10.1     Material contracts
		Employment Agreement entered into as of December 10,
		  1997, by and between VSE Corporation and
		  Craig S. Weber (Exhibit VIII to Form 10-K dated
		  March 7, 2001)					*   +
    10.2     Employment Agreement entered into as of October 21,
               1998, by and between VSE Corporation and
               Donald M. Ervine (Exhibit VI to Form 10-K dated
               March 18, 1999)						*   +
    10.3     Employment Agreement entered into as of June 3,
               1999, by and between VSE Corporation and
               James M. Knowlton (Exhibit V to Form 10-K dated
               March 15, 2000)           				*   +
    10.4     Employment Agreement dated as of March 10, 2004,
               By and between VSE Corporation and Thomas G. Dacus
               (Exhibit 10.1 to Form 10-Q dated April 28, 2004)	        *   +
    10.5     Employment Agreement dated as of July 1, 2004,
               by and between VSE Corporation and Thomas R. Loftus
               (Exhibit 10.1 to Form 10-Q dated July 30, 2004)		*   +
    10.6    VSE Corporation Deferred Supplemental Compensation
               Plan effective January 1, 1994 as amended by the
               Board through March 9, 2004 (Exhibit 10.2 to
               Form 10-Q dated April 28, 2004) 				*   +
    10.7    VSE Corporation 1998 Stock Option Plan (Appendix A to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 6, 1998)		*   +
    10.8    VSE Corporation 1998 Non-employee Directors Stock Plan
              (Appendix B to Registrant's definitive proxy statement
              for the Annual Meeting of Stockholders held on May 6,
              1998)		                                        *   +
    10.9    VSE Corporation 2004 Stock Option Plan (Appendix B to
               Registrant's definitive proxy statement for the Annual
               Meeting of Stockholders held on May 3, 2004)		*   +
    10.10   VSE Corporation 2004 Non-employee Directors Stock Plan
               (Appendix C to Registrant's definitive proxy statement
               for the Annual Meeting of Stockholders held on
               May 3, 2004)                               		*   +

                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------
    13.1    Annual report to security holders, Form 10-Q
               or selected quarterly data		     	    Exhibit 13
    21.1     Subsidiaries of the Registrant 		     	    Exhibit 21
    23.1     Consent of Ernst & Young LLP, independent
             registered public accounting firm                      Exhibit 23.1
    31.1     Section 302 CEO Certification                          Exhibit 31.1
    31.2     Section 302 CFO and PAO Certification                  Exhibit 31.2
    32.1     Section 906 CEO Certification                          Exhibit 32.1
    32.2     Section 906 CFO and PAO Certification                  Exhibit 32.2
    99.1     Audit Committee Charter (as adopted by the Board
  Of Directors of VSE Corporation on March 9, 2004
              (Appendix A to Registrant's definitive proxy
               statement for the Annual Meeting of Stockholders
               held on May 3, 2004                                       *


*Document has been filed as indicated and is incorporated by reference herein. +Indicates management contract or compensatory plan or arrangement.


























