Form 10-Q
period 2008-03-31
VSE CORP
filed 2008-04-30
CIK 102752

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2008       Commission File Number:  0-3676



                               VSE CORPORATION
           (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                       54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
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

Number of shares of Common Stock outstanding as of April 30, 2008: 5,066,498.



                              TABLE OF CONTENTS


			    						   Page
                                                                           ----
PART I

ITEM 1.	  Financial Statements(unaudited)

	  Consolidated Balance Sheets as of March 31, 2008 and
	  December 31, 2007	 . . . . . . . . . . . . . . . . . . . .     4

	  Consolidated Statements of Income for the three months
	  ended March 31, 2008 and 2007  . . . . . . . . . . . . . . . .     5

	  Consolidated Statements of Cash Flows for the three
       	  months ended March 31, 2008 and 2007 . . . . . . . . . . . . .     6

	  Notes to Consolidated Financial Statements . . . . . . . . . .     7

ITEM 2.	  Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . .     13

ITEM 3.	  Quantitative and Qualitative Disclosures About
          Market Risks . . . . . . . . . . . . . . . . . . . . . . . . .     29

ITEM 4.	  Controls and Procedures  . . . . . . . . . . . . . . . . . . .     29


PART II

ITEM 2.	  Unregistered Sales of Equity Securities and Use of Proceeds  .     29

ITEM 6.	  Exhibits, Financial Statements and Schedules . . . . . . . . .     29

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31-34

VSE Corporation and Subsidiaries
________________________________________________________________________________


Forward Looking Statements

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the "SEC") on March 7, 2008.

Readers are cautioned not to place undue reliance on these statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by the Company subsequent to its Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

                       PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                                     March 31,    December 31,
                                                       2008          2007
                                                       ----          ----
                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $  6,359      $    109
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .   127,705       132,389
  Deferred tax assets  . . . . . . . . . . . . . .         -         1,246
  Other current assets . . . . . . . . . . . . . .     5,253         2,755
                                                    --------      --------
    Total current assets . . . . . . . . . . . . .   139,317       136,499

Property and equipment, net  . . . . . . . . . . .    16,158        14,920
Deferred tax assets  . . . . . . . . . . . . . . .     1,821         1,888
Intangible assets  . . . . . . . . . . . . . . . .     7,776         8,034
Goodwill . . . . . . . . . . . . . . . . . . . . .     5,228         5,228
Other assets . . . . . . . . . . . . . . . . . . .     6,168         5,202
                                                    --------      --------
    Total assets . . . . . . . . . . . . . . . . .  $176,468      $171,771
                                                    ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . .  $      -      $     81
  Accounts payable . . . . . . . . . . . . . . . .    93,407        88,565
  Accrued expenses   . . . . . . . . . . . . . . .    18,326        22,895
  Dividends payable  . . . . . . . . . . . . . . .       202           202
                                                    --------      --------
    Total current liabilities  . . . . . . . . . .   111,935       111,743

Deferred compensation  . . . . . . . . . . . . . .     4,085         3,257
Other liabilities  . . . . . . . . . . . . . . . .       431           395
                                                    --------      --------
    Total liabilities  . . . . . . . . . . . . . .   116,451       115,395
                                                    --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    authorized 15,000,000 shares; issued and
    outstanding 5,063,469 and 5,052,512,
    respectively . . . . . . . . . . . . . . . . .       253           253
  Additional paid-in capital . . . . . . . . . . .    12,208        11,963
  Retained earnings  . . . . . . . . . . . . . . .    47,556        44,160
                                                    --------      --------
    Total stockholders' equity . . . . . . . . . .    60,017        56,376
                                                    --------      --------
    Total liabilities and stockholders' equity . .  $176,468      $171,771
                                                    ========      ========












  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                        For the three months
                                                           ended March 31,
                                                          2008         2007
                                                          ----         ----
Contract revenues  . . . . . . . . . . . . . . . . .  $ 188,723    $ 120,689

Contract costs . . . . . . . . . . . . . . . . . . .    182,559      116,248
                                                      ---------    ---------
Gross profit . . . . . . . . . . . . . . . . . . . .      6,164        4,441

Selling, general and administrative expenses . . . .        420          151

Interest (income) expense, net . . . . . . . . . . .       (147)        (116)
                                                      ---------    ---------
Income before income taxes . . . . . . . . . . . . .      5,891        4,406

Provision for income taxes . . . . . . . . . . . . .      2,293        1,677
                                                      ---------    ---------
Net income . . . . . . . . . . . . . . . . . . . . .  $   3,598    $   2,729
                                                      =========    =========


Basic earnings per share . . . . . . . . . . . . . .  $    0.71    $    0.57
                                                      =========    =========
Basic weighted average shares outstanding             5,058,784    4,807,424
                                                      =========    =========


Diluted earnings per share . . . . . . . . . . . . .  $    0.71    $    0.56
                                                      =========    =========
Diluted weighted average shares outstanding           5,086,670    4,889,534
                                                      =========    =========

Dividends declared per share                          $    0.04    $   0.035
                                                      =========    =========

























  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
(in thousands)
                                                          For the three months
                                                             ended March 31,
                                                              2008     2007
                                                              ----     ----
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $ 3,598  $ 2,729
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . .     1,053      601
    Loss on sale of property and equipment  . . . . . . .         1        -
    Deferred taxes  . . . . . . . . . . . . . . . . . . .     1,313     (335)
    Stock-based compensation  . . . . . . . . . . . . . .       225      126
Change in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . .     4,684  (16,484)
    Contract inventories  . . . . . . . . . . . . . . . .         -    2,135
    Other current assets and noncurrent assets  . . . . .    (3,381)  (1,743)
    Accounts payable and deferred compensation  . . . . .     5,670   15,553
    Accrued expenses  . . . . . . . . . . . . . . . . . .    (4,569)  (1,644)
    Other liabilities . . . . . . . . . . . . . . . . . .        36      149
                                                            -------  -------
      Net cash provided by operating activities               8,630    1,087
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .    (1,980)  (1,089)
  Business acquisition costs  . . . . . . . . . . . . . .      (137)       -
                                                            -------  -------
      Net cash used in investing activities                  (2,117)  (1,089)
                                                            -------  -------
Cash flows from financing activities:
  Borrowings on loan arrangement  . . . . . . . . . . . .     1,140        -
  Repayments on loan arrangement  . . . . . . . . . . . .    (1,221)       -
  Dividends paid  . . . . . . . . . . . . . . . . . . . .      (202)    (169)
  Excess tax benefits from share-based
    payment arrangements  . . . . . . . . . . . . . . . .         7      385
  Proceeds from the exercise of options of common stock .        13      435
                                                            -------  -------
      Net cash (used in) provided by financing activities      (263)     651
                                                            -------  -------

Net increase in cash and cash equivalents   . . . . . . .     6,250      649
Cash and cash equivalents at beginning of period  . . . .       109    8,745
                                                            -------  -------
Cash and cash equivalents at end of period  . . . . . . .   $ 6,359  $ 9,394
                                                            =======  =======



















  The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



(1) Nature of Business and Basis of Presentation

Our business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of our contracts are with agencies of the United States Government (the "Government") and other federal government prime contractors. Our customers also include non-government organizations and commercial entities.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for loss contracts, contract disallowance reserves, self insured health claims and estimated cost to complete on firm fixed-price contracts.

Stock Split

On May 1, 2007, we announced a two-for-one stock split in the form of a 100% stock dividend payable to stockholders of record as of June 11, 2007. The stock dividend was made on June 28, 2007. All share and per share amounts have been adjusted to give retroactive effect to the increased number of shares outstanding as a result of the stock split.


(2) Debt

We have a loan agreement with a bank under which credit is made available to us in the form of revolving loans or letters of credit. The amount of credit available to us under the loan is subject to certain conditions, including a borrowing formula based on our billed receivables. From time to time we may request changes in the amount, expiration date or other terms and the bank may amend the loan to accommodate our request.

Under the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of March 31, 2008 and 2007, there were no letters of credit or revolving loan amounts outstanding. Interest expense incurred on the loan was less than a thousand dollars for the first quarter 2008 and $0 for the first quarter 2007.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



There are collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. As of March 31, 2008 we have not been notified by the bank, nor are we aware, of any default under the loan agreement.

The amount of credit available to us as of March 31, 2008 was $25 million and the maturity date of the loan agreement is August 14, 2009. In April 2008, the bank approved our request to increase the amount of the loan for working capital purposes by $10 million to $35 million. We are currently working with the bank to formally document this change and it will become effective once the documentation is signed by us and the bank.


(3) Stock-based Compensation

Restricted Stock

On January 2, 2008, we awarded 3,500 shares of restricted VSE Stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was approximately $47.92. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to those grants was approximately $168 thousand for the first quarter of 2008.

On January 2, 2007, we awarded 4,800 shares of restricted VSE Stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was approximately $16.84. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to those grants was approximately $81 thousand for the first quarter of 2007.

On January 3, 2008 (the "2008 awards") and January 2, 2007 (the "2007 awards"), we notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performances for the calendar years 2008 and 2007, respectively. Vesting of each award will occur one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2009 for the 2008 awards and the date of award
determination for the 2007 awards was March 3, 2008.   On each vesting date,
100% of the vested award will be paid in VSE shares. The number of VSE shares issued is based on the fair market value of VSE stock on the vesting date.
The earned amount will be expensed ratably over the vesting period of approximately three years, including the service period of one year.

The compensation expense related to the eligible employees for the 2008 awards and 2007 awards under the 2006 Restricted Stock Plan for the periods ended March 31, 2008 and 2007 is as follows (in thousands):

                                               2008        2007
                                               ----        ----
   2008 awards                                 $ 85         $ -
   2007 awards                                   69          53
                                               ----         ---
   Total                                       $154         $53
                                               ====         ===

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



On March 3, 2008, the employees eligible for awards based on the financial performance for 2007 received 6,457 shares of VSE stock, subject to the restrictions of the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these awards was approximately $30.61 per share.


(4) Earnings Per Share

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

                                         Three Months ended March 31,
                                               2008        2007
                                               ----        ----
   Basic weighted average
     shares outstanding                     5,058,784   4,807,424
   Dilutive effect of options                  27,886      82,110
                                            ---------   ---------
   Diluted weighted average
     shares outstanding                     5,086,670   4,889,534
                                            =========   =========

During the three-month periods ended March 31, 2008 and 2007, 1,000 and 69,764 stock options, respectively, were exercised which resulted in an increase to additional paid-in capital of approximately $19 thousand and $818 thousand, respectively, including related income tax benefits.


(5) Litigation

VSE and its subsidiaries have, in the normal course of business, certain claims against them and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(6) Segment Information

Management of our business operations is conducted under four reportable operating segments, the Federal Group, the International Group, the Energy and Environmental Group and the Infrastructure and Information Technology Group. These segments operate under separate management teams and discrete financial information is produced for each segment. The various divisions within the Federal Group and the International Group are operating segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), and meet the aggregation of operating segments criteria of SFAS No. 131. We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Federal Group - Our Federal Group provides engineering, technical, management, integrated logistics support, and information technology services to the U.S. military and other government agencies. It consists of five divisions: CED, ELD, FSS, MSD and SED.

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. It consists of three divisions: BAV, VCG and FMD.

Energy and Environmental Group - Our Energy and Environmental Group provides high-level consulting services in the field of energy and environmental management. The Energy and Environmental Group includes VSE's wholly owned subsidiary, Energetics.

Infrastructure and Information Technology Group - Our Infrastructure and Information Technology Group is a recent segment due to the acquisition on June 4, 2007 of our wholly owned subsidiary, Integrated Concepts and Research Corporation ("ICRC"). ICRC is engaged principally in providing diversified technical and management services to the U.S. Government, including information technology, advanced vehicle technology, aerospace services and engineering and transportation infrastructure services.

Our segment information for the three-month periods ended March 31, 2008 and 2007 is as follows (in thousands):

                                                     2008        2007
                                                     ----        ----
Revenues:
  Federal Group                                   $122,321    $ 70,503
  International Group                               48,806      46,904
  Energy and Environmental Group                     4,079       3,246
  Infrastructure and Information
    Technology Group                                13,520           -
  Corporate                                             (3)         36
                                                  --------    --------
    Total revenues                                $188,723    $120,689
                                                  ========    ========

Income from before income taxes:
  Federal Group                                   $  3,472    $  2,726
  International Group                                1,632       1,487
  Energy and Environmental Group                       445         313
  Infrastructure and Information
    Technology Group                                   600           -
  Corporate/unallocated expenses                      (258)       (120)
                                                  --------    --------
    Income from before
      income taxes                                $  5,891    $  4,406
                                                  ========    ========

Customer Information

Our revenue by customer is as follows (in thousands):

                                                       Three Months
                                                      ended March 31,
Source of Revenues                                   2008        2007
------------------                                   ----        ----
Army/Army Reserve                                 $116,391    $ 65,884
Navy                                                38,887      40,421
Treasury                                            15,564       8,878
Other                                               17,881       5,506
                                                  --------    --------
  Total Revenues                                  $188,723    $120,689
                                                  ========    ========

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



We do not measure revenue or profit by product or service lines, either for internal management or external financial reporting purposes, because it would be impractical to do so. Products offered and services performed are determined by contract requirements and the types of products and services provided for one contract bear no relation to similar products and services provided on another contract. Products and services provided vary when new contracts begin or current contracts expire. In many cases, more than one product or service is provided under a contract or contract task order.

Accordingly, cost and revenue tracking is designed to best serve contract requirements and segregating costs and revenues by product or service lines in situations for which it is not required would be difficult and costly to both VSE and its customers.


(7) Acquisition - Integrated Concepts and Research Corporation

On June 4, 2007, we acquired all of the common stock of ICRC of Alexandria, Virginia. ICRC's core expertise lies in information technology, advance vehicle technology, aerospace, engineering and transportation infrastructure. We believe that the addition of ICRC will provide the Company with an opportunity to expand and diversify its business across a number of project areas, including smart vehicles, alternate fuels, large-scale port engineering development and security, and information technology services.

The purchase price for the 2007 acquisition of ICRC included an initial cash payment of approximately $11.8 million and potential additional cash payments of up to approximately $5.8 million, contingent on meeting certain financial targets during the next six years. Additionally, the Company has filed an election under the Internal Revenue Code Section 338(h)(10) which treats the transaction as a sale of assets for tax purposes. An additional payment will be made by us to the seller for the seller's incremental tax liability as a result of the election. Tax advantages to us that arise from filing the 338(h)(10) election will exceed the additional payment that will be made to the seller of approximately $1.6 million, which is included in goodwill and accrued expenses on the accompanying March 31, 2008 balance sheet. We made the $1.6 million payment in April 2008.


(8) Recent Accounting Pronouncements

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

In the first quarter of 2008, we adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position ("FSP") 157-2. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



The fair-value hierarchy established in SFAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 - Observable inputs - quoted prices in active markets for identical assets and liabilities;

Level 2 - Observable inputs other than the quoted prices in active markets for identical assets and liabilities - includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The amount of other long-term assets we recorded at fair value at March 31, 2008 totaled approximately $4.1 million of investments we hold in a trust related to a non-qualified benefit plan. We determined the fair value of these assets using the Level 1 methodology.

We elected not to adopt the fair value option included in SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which became effective January 1, 2008 for companies electing adoption.


(9) Subsequent Event - Acquisition of G&B Solutions, Inc.

On April 14, 2008, we acquired G&B Solutions, Inc.("G&B")of McLean, Virginia. G&B's core expertise lies in Enterprise Architecture development; Information Assurance/Business Continuity; Program and Portfolio Management; Network IT Service and Systems Design and Integration.

The purchase price for G&B is approximately $19.5 million, less approximately $600 thousand for certain adjustments made at closing. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over the next three years if certain financial performance targets are
met.   If earned and paid, such additional purchase price consideration will be recorded as goodwill on the consolidated balance sheet under existing accounting guidance. G&B provides us with an opportunity to expand our professional services across a wider range of federal customers. The results of G&B's operations will be included in the consolidated financial statements effective with the second quarter of 2008.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Executive Overview

Organization

Our business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of our contracts are with agencies of the United States Government (the "Government") and other federal government prime contractors. Our customers also include non-government organizations and commercial entities.

Our unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS") beginning in June 2007, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC"), acquired in June 2007, and G&B Solutions, Inc., acquired in April 2008, are our currently active subsidiaries.

Customers and Services

We provide engineering, design, logistics, management and technical services to the U.S. Government (the "government"), other government prime contractors, and commercial entities. Our largest customer is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army, and Air Force.

Operating Segments

We manage our business operations under four reportable operating segments: the Federal Group, the International Group, the Energy and Environmental Group, and the Infrastructure and Information Technology Group.

Federal Group - The Federal Group provides engineering, technical, management, integrated logistics support and information technology services to all U.S. military branches and other government agencies. This Group includes CED, ELD, FSS, MSD and SED.

CED - CED is dedicated to supporting the Army's Communications and Electronics Command ("CECOM") in the management and execution of the Rapid Response ("R2") Program, which supports clients across DoD and the government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A large portion of our current work on this program is related to the U.S. military involvement in Iraq and Afghanistan, including the Army Equipment Support Program and the Assured Mobility Systems Program.

     CED Army Equipment Support Program - In December 2005, our CED division was awarded a task order on the Rapid Response support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Services provided under this program include deployed sustainment management, deployed logistics and repairs management, unique system training and curriculum support, resource management and acquisition and administrative support. A large majority of the services on this program are provided by CED's subcontractor. Profit margins on subcontract work are generally significantly lower than on work performed by our own personnel. We provide certain program management services and remain accountable for contract performance and compliance as the prime contractor. Work on this program began in 2006. The original contract task order for this program, including modifications made subsequent to award, had a ceiling value of approximately $446 million. This task order expired in February 2008 and a follow on task order with a ceiling value of approximately $282 million was awarded to continue the program work through February 2009. This program had revenues of approximately $219 million for the year ended December 31, 2007 and approximately $66 million for the first quarter of 2008.

     CED Assured Mobility Systems Program - In December 2006, our CED division was awarded a task order on the Rapid Response support contract to provide technical support services including program management, integrated logistics, repairing, and sustaining route and area clearance countermine/counter Improvised Explosive Device ("IED") system in support of U.S. Army PM Assured Mobility Systems and TACOM. A large majority of the services on this program are provided by CED's subcontractor. Profit margins on subcontract work are lower than on work performed by our own personnel. We provide certain program management services and remain accountable for contract performance and compliance as the prime contractor. The original award was for a 16-month task order representing potential revenues of approximately $164.8 million if all options are exercised. Subsequent task order modifications have increased the ceiling value to approximately $271 million and extended the period of performance to September 2008.

ELD - ELD provides full life cycle engineering, logistics, maintenance, and refurbishment services to extend and enhance the life of existing equipment. ELD principally supports the U.S. Army, Army Reserve and Army National Guard with core competencies in combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration and configuration management.

FSS - We formed FSS in June 2007 to provide worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment, including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives ("FSR") and Field Support Teams ("FST") in areas of combat operations and austere environments. In June 2007, FSS began providing some field service support on the CED Army Equipment Support program.

MSD - MSD provides nationally and internationally recognized experts in product and process improvement, supporting a variety of government and commercial clients. MSD provides training, consulting, and implementation support in the areas of: Enterprise Excellence, Lean Six Sigma, process and product optimization, project management, leadership quality engineering, Integrated Product and Process Development ("IPPD"), and reliability engineering. MSD's services range from individual improvement projects to global organizational change programs.

SED - SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. Our services offered through SED principally support U.S. Army, Air Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management and life cycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages. A large portion of our current SED work is related to the U.S. military involvement in Iraq and Afghanistan, including the TBPS Program and a task order to provide installation and follow-on support services to the U. S. Army for vehicular remote detection devices.

     TBPS Program - Our SED Division performs work on a program providing a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a polyurethane based ballistic coating system and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, we received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts as of March 31, 2008 was approximately $94.2 million, and the remaining available contract ceiling as of March 31, 2008 was approximately $6.9 million. The contract ceiling amounts are fully funded. We have contractual coverage on the program that runs through July 2008.

The TBPS Program has contributed to our financial results in 2007 and 2008. The work performed on this program increases our fixed price contract work, which in general carries a higher level of risk and has higher profit margins than work on other contract types. Accordingly, the TBPS program presents our business with the potential for both increased profit margins and increased risk.

International Group - The International Group provides engineering, industrial, logistics, and foreign military sales services to the U.S. military and other government agencies. This Group includes BAV, FMD and VCG.

BAV - Through BAV, we provide assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries by providing program management, engineering, technical support, logistics services for ship reactivations and transfers and follow-on support. BAV's expertise includes: ship reactivation/transfer, overhaul and maintenance, follow-on technical support, FMS integrated logistics support, engineering and industrial services, training and spare and repair parts support.

       BAV Ship Transfer Program - BAV provides its ship transfer services to the Navy under large comprehensive ("omnibus") management contracts. During its life, this program has been a significant revenue producer for us. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. We have experienced significant quarterly and annual revenue fluctuations and anticipate that future quarterly and annual revenues will be subject to variation due to changes in the level of activity associated with the Navy's ship transfer program.

The original contract associated with this program was a ten-year cost-plus award fee contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on the program. The new contract is a five-year cost-plus award fee contract with a total ceiling value of approximately $544 million.

Contract terms under both the original and new contract specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. Contract modifications authorizing award fee payments are issued subsequent to the period in which the work is performed. We do not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, our financial results typically show three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. We recognized BAV award fee income in the three-month period ended March 31, 2008. In 2007, we recognized BAV award fee income in each of the three-month periods ended March 31, June 30 and December 31, and did not recognize any BAV award fee income in the three-month period ended September 30.

FMD - FMD provides global field engineering, logistics, maintenance, and information technology services to the U.S. Navy and Air Force, including fleet-wide ship and aircraft support programs. FMD's expertise includes ship repair and modernization, ship systems installations, ordnance engineering and logistics, facility operations, war reserve materials management, aircraft sustainment and maintenance automation and IT systems integration. FMD also provides management, maintenance, storage, and disposal support for the U.S. Department of Treasury's seized and forfeited general property program.

       Treasury Seized Asset Program - In August 2006, FMD was awarded a contract to support the U.S Department of the Treasury seized and forfeited general property program. Such support includes: 1) consolidating general personal property into Regional Property Management Centers, 2) optimizing vehicle sales at facilities nationwide, 3) providing field representatives nationwide to support local seizures, 4) utilizing the services of recognized sales and marketing organizations to increase the sales of general property and vehicles and 5) providing the Government with visibility, accountability, and controls. This is a single award, cost-plus-incentive-fee contract that includes a base period of performance, four option periods, and award term provisions. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014. Actual revenues are dependent on service requirements. This program has the potential to be a significant contributor to our financial results during the term of the contract.

Contract terms specify incentive fee payments to us, with the incentive fee amount ranging between a minimum percentage of 2% of cost incurred and a maximum percentage of 12% of cost incurred. Incentive fee amounts above the minimum are awarded once annually and are determined based on an evaluation by the customer following the government's September 30 fiscal year end. We do not know the amount of incentive fee income above the minimum until after notification of the results of this evaluation, and we do not recognize fee income until the fees are fixed or determinable. Accordingly, we will not recognize incentive fee income above the minimum until after notification of the results of the evaluation. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues may vary from period to period. We recognized the minimum incentive fee income on this contract for the first quarters of 2008 and 2007.

VCG - VCG provides the U.S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. VCG's core competencies include pre-transfer joint vessel inspections, reactivations, crew training, transit assistance, heavy-lift contracting, logistics support, technical support and overseas husbandry.

Energy and Environmental Group - Our Energy and Environmental Group provides consulting services in the field of energy and environmental management to the U.S. Department of Energy, including the Office of Nuclear Energy, Science and Technology; to the U. S. Department of Homeland Security, through new contract work won in 2007; and to other government agencies and commercial clients. The Energy and Environmental Group includes our wholly owned subsidiary, Energetics.

Energetics is an energy and environmental consulting company providing technical and management support in areas of nuclear energy, technology research, development, and demonstration. Energetics' expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance and risk management.

Infrastructure and Information Technology Group - We formed our Infrastructure and Information Technology Group in the second quarter of 2007, upon acquiring ICRC. We purchased ICRC in June 2007 for an initial cash purchase price of approximately $11.8 million plus potential additional payments in future years (see Notes to Consolidated Financial Statements).

ICRC is engaged principally in providing diversified technical and management services to the government, including information technology, advanced vehicle technology, aerospace services, and engineering and transportation infrastructure services. The acquisition of ICRC provides us with an opportunity to open or expand our presence in certain markets, including smart vehicles, alternate fuels, large-scale port engineering development and security and information technology services; and adds several long-term contracts to our business base.

     Port of Anchorage Project - A significant amount of ICRC's revenue and net income comes from a job performed for the Port of Anchorage in Alaska (the "POA Project"). This intermodal expansion program to provide infrastructure services to the port will significantly expand the size of the port's facilities and allow for larger ships, more dock space, improved cargo flow, improved traffic flow next to the port, more environmentally friendly port operations and other modernization benefits.

POA Project work has been performed under a contract originally awarded to ICRC prior to our acquisition of ICRC. This is a ten-year contract with the U.S. Department of Transportation ("DOT") awarded to ICRC in 2003 under the
Section 8(a) Program of the United States Small Business Administration ("SBA"). Contracts awarded under the Section 8(a) Program are restricted to small minority-owned businesses, such as ICRC prior to our acquisition. After our acquisition of ICRC, DOT announced its intention to award a new contract to ICRC for this work that will not be restricted to small minority-owned businesses. We are currently negotiating the terms of this contract with DOT.

Our revenues from the POA Project were approximately $7 million for the period ending March 31, 2008 and approximately $31 million during the period from June 4, 2007 (when we acquired ICRC) to December 31, 2007.

Acquisition of G&B Solutions, Inc.

In April 2008, we acquired G&B Solutions, Inc. ("G&B"), a diversified information technology and management consulting company. G&B is an established information technology provider to many federal agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, and Housing and Urban Development, the Pension Benefit Guaranty Corporation, and the National Institutes of Health. The company's core expertise lies in Enterprise Architecture development, Information Assurance/Business Continuity, Program and Portfolio Management, Network IT Services and Systems Design and Integration.

The purchase price for G&B is approximately $19.5 million, less approximately $600 thousand for certain adjustments made at closing. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over the next three years if certain financial performance targets are met.

Government Procurement Policies and Practices

Our business is also subject to the risks arising from economic conditions and political factors that may impact the budgets and program funding of customers served through our contracts. Our revenues have historically been subject to annual fluctuations resulting from changes in DoD spending. Future budgetary and funding decisions by government lawmakers or DoD restructuring efforts could affect the types and level of services provided by us to our government customers and could potentially have a material adverse impact on our results of operations or financial condition.

Our revenues depend on our ability to win new contracts and on the amount of work ordered by the government under our existing contracts. Our ability to win new contracts is affected by government acquisition policies and procedures, including government procurement practices that in some years have bundled work efforts under large omnibus contracts. This emphasis on large contracts presents challenges to winning new contract work, including making it more difficult for us to qualify as a bidder, increasing the level of competition due to the award of fewer contracts, and forcing us into competition with larger organizations that have greater financial resources and larger technical staffs. Competing for these contracts requires us to use teams of subcontractors to be able to offer the range of technical competencies needed to do the work. While the use of subcontractors on a large scale basis allows us to compete for this work, profit margins on subcontract work are lower than on work performed by our own employees, thereby reducing our overall profit margins.

The use of subcontractors on government contracts also raises certain performance and financial risks to us. Government prime contractors are responsible for performing to the requirements of the contract and ensuring compliance with U.S. Government regulations relative to the performance by subcontractors.

Other government procurement practices that can affect our revenues are: 1) the length of contracts issued, which may vary depending on changes in contracting regulations and other factors; 2) the use of past performance criteria that may preclude entrance into new government markets; and 3) government social programs that limit contract work to small, female, or minority owned businesses.

Additional risk factors that could potentially affect our results of operations are the government's right to terminate contracts for convenience, the government's right to not exercise all of the option periods on a contract, and funding delays caused by government political or administrative actions.

Global Economic Conditions and Political Factors

Our business is subject to risks arising from global economic conditions and political factors associated with current and potential customers. An economic slowdown in countries served under our BAV Ship Transfer Program could potentially affect sales. Failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program could affect sales. In any one year, a significant amount of our revenues may result from sales on the BAV Ship Transfer Program to a single foreign government. BAV sales to Egypt have historically comprised a large percentage of our total sales in any one year.

Revenues from our CED Army Equipment Support, BAV Ship Transfer, TBPS and other programs for which we perform work in foreign countries are subject to political risks posed by ongoing conflicts in the Middle East and potential terrorist activity. A significant amount of our revenues in recent years has resulted from the U. S. military involvement in Iraq and Afghanistan. An end to this U. S. military involvement in the future could potentially cause a decrease in our revenues. Similarly, a change in the political landscape in Egypt or other client countries served could potentially cause a decrease in our revenues. International tensions can also affect our FMD work on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work. Adverse results arising from these global economic and political risks could potentially have a material adverse impact on our results of operations.

                           Concentration of Revenues
                                (in thousands)
                     For the three months ended March 31,
                     ------------------------------------
                                         2008               2007
       Source of Revenue               Revenues     %     Revenues     %
       -----------------               --------     -     --------     -

       CED Army Equipment Support      $ 65,542     35    $ 41,983     35

       BAV Egypt                         11,908      6      13,911     12
       BAV India                             57      -       9,354      8
       BAV Other                          3,955      2       2,769      2
                                       --------    ---    --------    ---
	  Total BAV                      15,920      8      26,034     22

       Treasury Seized Asset Program     15,280      8       8,542      7

       Port of Anchorage Contract         7,402      4           -      -

       CED Assured Mobility Systems      15,108      8       2,662      2

       TBPS Program                       4,127      2       8,166      7

       VSE Other                         65,344     35      33,302     27
                                       --------    ---    --------    ---
	  Total Revenues               $188,723    100    $120,689    100
                                       ========    ===    ========    ===

Management Outlook

Both revenues and profits continued to grow in the first quarter of 2008 as compared to the same quarter a year ago, and we believe that we are in a position to continue growing throughout 2008. The large percentage increases in revenues and profits for the year ended December 31, 2007 may be difficult to sustain in 2008, but we believe growth will continue at a more moderate pace. Discussion of some of the events and circumstances that will impact our growth follows below.

CED Army Equipment Support Program. CED began work on this program in 2006 and revenues were approximately $66 million for the first quarter of 2008 and approximately $219 million for the year ended December 31, 2007. This program has the potential to continue to be VSE's largest revenue producer in 2008. A follow on contract task order was awarded in February 2008 to continue work on the program for an additional twelve months. The contract task orders for this program are incrementally funded, with funded backlog of approximately $206 million as of March 31, 2008. While profit margins on this program are expected to be low, we expect to benefit from the revenue base that this program provides.

ICRC Acquisition. The acquisition of ICRC added to our revenues and profits for the year ended December 31, 2007 and we expect results from ICRC will continue to help VSE grow in 2008. Our revenues from ICRC for the almost seven months in 2007 since the acquisition date were approximately $50 million.

CED Assured Mobility Systems Program. CED began work on this program in 2007 and revenues for the year ended December 31, 2007 were approximately $28 million. We expect work on this program to continue to help our growth in 2008. Revenues for the first quarter 2008 were approximately $15 million. Contract task orders are incrementally funded, with funded backlog of approximately $61 million as of March 31, 2008. The contract task order expires in August 2008. While profit margins on this program are expected to be low, we expect to benefit from the increased revenue base that this program provides.

G&B Acquisition. We believe that the acquisition of G&B gives us an established information technology provider, access to new federal agencies, a 250 employee professional Information Technology staff, and additional opportunities for continued growth.

BAV Ship Transfer Program. During 2007, BAV supported the transfer of five excess U.S. Navy ships to ship transfer FMS clients. A large amphibious ship was transferred to India and four mine hunter ships, two each, were transferred to Egypt and Greece. This marks the first opportunity BAV has had to work with India and a resumption of support for Greece after several years of inactivity. It also represents a significant increase in ship transfer activity in Egypt. These efforts, as well as the integration of four ex-U.S. Navy ships into the fleet operations of the Taiwan Navy under this program, provide us with some solid prospects for follow-on technical support and training services in these countries. We expect the BAV Ship Transfer Program, including follow-on technical support provided to countries with transferred U.S. ships and systems, to continue to be a major provider of revenues in 2008 and future years. Funded backlog on the BAV Ship Transfer Program was approximately $84.3 million as of March 31, 2008.

Treasury Seized Asset Program. Phase in work on this contract began in 2006 to transition the program from a predecessor contractor and our work on this contract increased significantly in 2007. This program was a significant contributor to our financial results in 2007 and is expected to contribute in future years. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014 with revenue amounts that are dependant on service requirements.

ELD Equipment Refurbishment Services. We have provided the U.S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, we formed ELD to continue the performance of these services. ELD has expanded its workforce, facilities, capacity to perform work, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006 and 2007. We expect further increases in 2008 and future years.

TBPS Program. This program is expected to continue to be a strong contributor to our financial results in 2008, but probably at lower revenue levels than in prior years. Contractual coverage on the program currently runs through July 2008, and we have completed most of the work that has been identified by our customer. Funded backlog remaining on the program was approximately $6.9 million as of March 31, 2008.

Other Significant Contracts. We have three multiyear, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts with no funding committed when they were awarded. We are one of several awardees on each contract. While we can't predict future revenue from these contracts, having them provides the Company with the opportunity to compete for work that could contribute to our revenue growth. These three contracts are described below.

Our CED Division has a multiyear Rapid Response support contract awarded by CECOM in January 2003. The contract enhances our revenue producing capabilities by allowing us to provide services through any of our operating entities or through our subcontractors for various government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While we cannot be certain of the amount of the ceiling that will eventually be realized, we have received over $1.8 billion in task order awards and over $1 billion of funding since inception of the contract. This contract generated revenues of approximately $126 million in the first quarter of 2008 and approximately $62 million in the first quarter of 2007. The CED Army Equipment Support Program is performed through this contract. We continue to pursue new orders on this contract that present potential revenue opportunities for the future.

Our FMD division has a contract with the U.S. Navy, SeaPort Enhanced, awarded in April 2004, which includes a five-year base period and two five-year option periods. This contract is a procurement vehicle for the Navy to use for ordering services from a wide range of contractors to support all phases of naval ship and shipboard weapons systems acquisition and life-cycle support. While this award does not guarantee any revenues for us, we are one of several contractors eligible to bid for services during the life of the contract. As of March 31, 2008, we have been awarded approximately $21 million in contract task orders under this contract.

Our ELD division has a contract, the Field and Installation Readiness Support Team ("FIRST") Contract, awarded in November 2006, with the U.S. Army to provide a broad range of logistics and engineering and technical services to Army activities in the continental United States and overseas locations. The contract has a five-year base period and three five-year option periods. We are one of several awardees eligible to share in the potential total contract ceiling amount, which is expected to be several billion dollars. The award of this contract provides us with the opportunity to compete for work which may help our future revenue growth.

Funded Backlog

Revenues in government contracting businesses depend on contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the period ended March 31, 2008 and 2007, and funded contract backlog as of March 31, 2008 and 2007 is as follows:
                                                       (in millions)
                                                      2008        2007
                                                      ----        ----
        Bookings                                      $350        $205
        Revenue                                       $189        $121
        Funded backlog                                $570        $384

Approximately $193 million of the bookings for 2008 were on the CED Army Equipment Support Program and CED Assured Mobility Systems Program. These two programs accounted for approximately $89 million of the bookings for 2007.

Longer Term

The growth in our revenues and profits during 2007 and the first quarter of 2008, and the expected growth for the rest of 2008 presents us with both challenges and opportunities. Certain work efforts that have supported our growth in recent years have expired or are due to expire. A large majority of the originally proposed work on the TBPS Program has been delivered and current contractual coverage is scheduled to expire in July 2008. Large task order awards under the Rapid Response support contract, including the CED Army Equipment Support Program, typically are made for shorter time periods than most of the Company's other contracts. The potential expiration of these programs may reduce our annual revenues if the expiring work is not replaced by new or follow-on work.

We believe that we are prepared to meet the challenge of replacing the expiring work. Some of the contracts mentioned earlier in this discussion will help us replace the expiring work. These include: the Treasury Seized Property Management program, which we expect to provide revenues for several years in the future; the FIRST contract, which provides us with a contract that can support continued increases in ELD's equipment refurbishment services and other ELD services; and the Rapid Response support contract, under which we continue to seek new task order awards. We believe we will also be able to replace expiring work and continue our growth as a result of the acquisitions of ICRC in 2007 and G&B in 2008.

Opportunities associated with our recent growth may include a more competitive price structure with which to bid on future work, a wider range of employee skill sets, and a broader name recognition and past performance record for use in expanding our customer base. Our larger revenue level and capital base built up in recent years improves our ability to pursue larger programs and potential acquisition opportunities.

VSE Stock in Employee 401(k) Plan and ESOP Accounts

We have decided that employees should be given the opportunity to diversify their shares of VSE stock in their 401(k) accounts beginning with our 2008 Plan year. In January 2008, employees were notified that they may make an election to move any portion of their 401(k) accounts that is invested in shares of VSE stock from that investment into another investment alternative under the Plan. This right extends to all of the shares of VSE stock held under the 401(k) portion of the Plan. In addition, we have decided to terminate and liquidate the ESOP portion of the VSE Corporation Employee ESOP/401(k) Plan, and as elected by the employees, either distribute the shares of VSE stock held in the ESOP accounts to the employees or rollover such shares into an Individual Retirement Account or employee plan selected by the employee. We anticipate that the distribution of ESOP shares to employees will occur in the third quarter of 2008.


Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective January 1, 2008 for all financial assets and liabilities. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items with its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations, financial position or cash flows.


Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the "SEC") on March 7, 2008 for a full discussion of the Company's accounting policies.

Revenue by Contract Type

Our revenues by contract type for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

                                   2008             2007
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type . . . . .    $ 44,018    23   $ 39,341    33
          Time and materials.     135,704    72     70,620    58
          Fixed-price . . . .       9,001     5     10,728     9
                                 --------   ---   --------   ---
                                 $188,723   100   $120,689   100
                                 ========   ===   ========   ===

A large amount of the time and materials revenues shown in the table above is attributable to revenues from the CED R2 contract. A large majority of the revenues on this contract have resulted from the pass through of subcontractor support services that have a very low profit margin.

Risk Funding Revenue

We will occasionally perform work at risk, which is work that we perform prior to when the government formalizes funding for such work. We do not recognize revenue related to work we perform at risk until it can be reliably estimated and its realization is probable. We recognize this "risk funding" as revenue when we incur the associated costs or when we perform the work. We are at risk of loss for any risk funding not received. We provide for anticipated losses on contracts by a charge to income during the period in which we first identify the losses. Our revenue for the first quarter of 2008 includes risk funding of approximately $365 thousand. We believe that we will receive funding for all of the risk funding revenue.


Results of Operations

We show certain items in the table below, including our consolidated revenues, pre-tax income, and net income, and the changes in these items for the three month periods ended March 31, 2008 and 2007 (in thousands).

                                               2008      2007    Change    %
                                               ----      ----    ------    -
Revenues . . . . . . . . . . . . . . . . .  $188,723  $120,689   $68,034   56
Contract costs . . . . . . . . . . . . . .   182,559   116,248    66,311   57
                                            --------  --------   -------  ---
Gross Profit . . . . . . . . . . . . . . .     6,164     4,441     1,723   39
Selling, general and
  administrative expenses                        420       151       269  178
Interest income, net . . . . . . . . . . .      (147)     (116)      (31)  27
                                            --------  --------   -------  ---
Income before income taxes . . . . . . . .  $  5,891  $  4,406   $ 1,485   34
Provision for income taxes . . . . . . . .     2,293     1,677       616   37
                                            --------  --------   -------  ---
Net income   . . . . . . . . . . . . . . .  $  3,598  $  2,729   $   869   32
                                            ========  ========   =======  ===

Our revenues and contract costs increased by approximately 56% and 57%, respectively, for the first quarter of 2008, as compared to the first quarter of 2007. The primary reasons for the increase are 1) increased revenues from the Army Equipment Support program and other CED task orders, including the U.S. Army PM Assured Mobility Systems and TACOM support; 2) revenues from ICRC, which we acquired in the second quarter of 2007; 3) increased revenues from the Treasury Seized Property Management Program and other FMD contract work; and 4) an increase in ELD equipment refurbishment services.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the Company's operating unit contracts. The increase in these expenses for the first quarter of 2008, as compared to the first quarter of 2007, is primarily due to the amortization of intangible assets attributable to the ICRC acquisition and to the inclusion of ICRC's selling, general and administrative expenses in our results in 2008 but not in 2007.

Income before income taxes increased by approximately 34% for the first quarter of 2008 as compared to the first quarter of 2007. The increase is primarily due to profits from the inclusion of the revenues of ICRC, the increase in revenues on the CED Army Equipment Support program and other CED task orders, increased BAV fee income, and revenue and margin increases on ELD's equipment refurbishment services.

Federal Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our Federal Group for the first quarter of 2008 and 2007 in the following table (in thousands).

Description                     2008      2007       Change      %
-----------                     ----      ----       ------      -
Revenues                     $122,321   $70,503     $ 51,818     73
                             ========   =======     ========     ==
Income before income taxes   $  3,472   $ 2,726     $    746     27
                             ========   =======     ========     ==
Profit percent                   2.8%      3.9%

Revenues for our Federal Group increased by approximately 73% for the first quarter of 2008 as compared to the first quarter of 2007. The increase in revenues for 2008 primarily resulted from 1) revenues from the CED Army Equipment Support Program work; 2) additional work on other CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; and
3) increased revenues from ELD's equipment refurbishment services. The increases in revenues of this segment were offset partially by a decrease in TBPS Program revenues.

Income before income taxes for our Federal Group increased by approximately 27% for the first quarter of 2008 as compared to the first quarter of 2007. The increase is primarily due to the increase in revenues on the CED Army Equipment Support Program work and other CED task orders; increased profitability of SED services performed on the TBPS Program; and profits associated with the increased military equipment refurbishment services performed by ELD. Since a significant amount of the increase in revenues resulted from the CED Army Equipment Support Program work and from other CED task orders which have lower profit margins, profits as a percentage of revenues decreased in the first quarter of 2008 as compared to 2007.

International Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our International Group for the first quarter of 2008 and 2007 in the following table (in thousands).

Description                     2008      2007       Change      %
-----------                     ----      ----       ------      -
Revenues                      $48,806   $46,904     $  1,902      4
                              =======   =======     ========     ==
Income before income taxes    $ 1,632   $ 1,487     $    145     10
                              =======   =======     ========     ==
Profit percent                   3.3%      3.2%

Revenues for our International Group increased by approximately 4% for the first quarter of 2008 as compared to the first quarter of 2007. The increase in revenues for 2008 primarily resulted from the Treasury Seized Property Management Program and other FMD contract work. Our BAV division had a substantial amount of 2007 revenue from a ship transfer to India that was completed in 2007, and there was no similar ship transfer in the first quarter of 2008. This resulted in a decrease in BAV revenues for the first quarter of 2008 that partially offset the increase in revenues for this segment from the Treasury Seized Property Management Program.

Income before income taxes for our International Group increased by approximately 10% for the first quarter of 2008 as compared to the first quarter of 2007. The increase resulted primarily from losses on a certain BAV job in 2007 that decreased BAV's 2007 profits. The absence of these losses in 2008 resulted in increased 2008 profits for this segment.

Energy and Environmental Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our Energy and Environmental Group for the first quarter of 2008 and 2007 in the following table (in thousands).

Description                     2008      2007       Change      %
-----------                     ----      ----       ------      -
Revenues                      $ 4,079   $ 3,246     $    833     26
                              =======   =======     ========     ==
Income before income taxes    $   445   $   313     $    132     42
                              =======   =======     ========     ==
Profit percent                  10.9%      9.6%

Revenues for our Energy and Environmental Group increased by approximately 26% for the first quarter of 2008 as compared to the first quarter of 2007. The increase in revenues for 2008 primarily resulted from new work performed for the U. S. Department of Homeland Security.

Income before income taxes for our Energy and Environmental Group increased by approximately 42% for the first quarter of 2008 as compared to the first quarter of 2007. This increase is primarily due to profits earned on the increased revenues.

Infrastructure and Information Technology Group

We show consolidated revenues and income before income taxes and the changes in these items for our Infrastructure and Information Technology Group for the first quarter of 2008 and 2007 in the following table (in thousands).

Description                     2008      2007       Change
-----------                     ----      ----       ------
Revenues                      $13,520   $     -     $ 13,520
                              =======   =======     ========
Income before income taxes    $   600   $     -     $    600
                              =======   =======     ========
Profit percent                   4.4%

This segment consists of our ICRC subsidiary. Our consolidated results of operations for the first quarter of 2008 include ICRC revenues and income whereas our 2007 results do not include ICRC revenues or income because our acquisition of ICRC occurred after the first quarter of 2007.


Financial Condition

Our financial condition did not change materially during the first quarter of 2008. Our largest assets are our accounts receivable. Our largest liabilities are our accounts payable and accrued expenses. Accounts receivable decreased by approximately $4.7 million, accounts payable increased by approximately $4.8 million, and accrued expenses decreased by approximately $4.6 million during the first quarter of 2008. These increases and changes to our other asset and liability accounts were due primarily to our increase in business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, the timing of associated billings to our customers, and to collections of billings to our customers.

The increase in our stockholders' equity in 2008 resulted from earnings and dividend activity and from the exercise of stock options. In June 2006, our Board of Directors authorized the repurchase up to 50,000 shares of our stock from time to time on the open market, subject to corporate objectives. As of March 31, 2008, we had not purchased any of these shares.

Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents increased by approximately $6.2 million during the first quarter of 2008. Approximately $8.6 million in net cash was provided by operating activities, approximately $2.1 million was used in investing activities, and approximately $263 thousand was used in financing activities. The difference between cash provided by operating activities of approximately $8.6 million in the first quarter of 2008 as compared to approximately $1.1 million in the first quarter of 2007 is mostly due to differences in the levels of accounts receivable, contract inventories, accounts payable and accrued expenses associated with our contract requirements and our billing and collections cycle, and to our increase in profits. Our investing activities included the expansion and improvement of facilities of approximately $1.2 million, purchases of property and equipment, net of dispositions, of approximately $772 thousand and acquisition costs of approximately $137 thousand. Our financing activities included approximately $202 thousand used to pay dividends, approximately $81 thousand used for net repayments on our bank loan, and approximately $20 thousand provided by stock purchase transactions by our directors and officers and associated excess tax benefits related to the exercise of stock options.

Our cash and cash equivalents increased by approximately $650 thousand during the first quarter of 2007. Approximately $1.1 in net cash was provided by operating activities, approximately $1.1 was used in investing activities, and approximately $650 thousand was provided by financing activities. Our investing activities included the expansion and improvement of facilities of approximately $505 thousand and purchases of property and equipment, net of dispositions, of approximately $584 thousand. Our financing activities included approximately $820 thousand provided by stock purchase transactions by our directors and officers and associated excess tax benefits related to the exercise of stock options, and approximately $169 thousand used to pay dividends.

We paid a quarterly cash dividend of $.04 per share during the first quarter of 2008. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity come mostly from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity.

Our accounts receivable come from our billings to the government or other government prime contractors for the services we perform, and payments received on our accounts receivable provide our principal source of cash. Our accounts receivable levels can be affected significantly by the timing of large materials purchases and subcontractor efforts used in performance our contracts. Our accounts receivable levels are also affected by contract retainages that the government may withhold from their payments to us; differences between the provisional rates that the government has authorized us to bill and the costs actually incurred by us; differences between amounts we are authorized to bill by contract terms and costs we actually incur; and contract funding delays that may arise from job performance, government delays in processing administrative paperwork, or other issues.

Our accounts payable arise primarily from our purchases of subcontractor services and materials we use in the performance of our contract work. Payments made on accounts payable, along with payments made to satisfy our employee payroll and payroll taxes, make up our principal cash requirements. Our accounts payable levels can be affected by changes in the level of the work we perform and by the timing of large material purchases and subcontractor efforts used in on our contracts.

From time to time, we may also invest in the acquisition of another company. Our acquisition of ICRC in 2007 required a significant use of our cash. Subsequent to our first quarter of 2008, we also used a significant amount of cash to acquire G&B. While there are no firm plans for additional acquisitions at this time, the possibility exists that we could make additional future acquisitions.

Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. We may also invests in expansion, improvement, and maintenance of our operational and administrative facilities. The growing level of equipment refurbishment services we provide through ELD required us to invest in our operational facilities over the past two years, including construction of an additional 40,000 square feet of warehouse and shop space at our Ladysmith, Virginia facility. Construction of this additional space began in July 2007 and is expected to be completed in May 2008. This project has a budgeted cost of approximately $6.1 million, of which approximately $5.2 million was paid prior to March 31, 2008 and approximately $900 thousand remains to be paid after March 31, 2008. We could possibly make additional investments in operational or administrative facilities in 2008 and in future years.

Our external liquidity consists of a bank loan agreement that provides us with revolving loan financing based on our accounts receivable (see "Notes to Consolidated Financial Statements"). Our bank financing complements our internal sources of liquidity by providing increasing levels of borrowing capacity as our accounts receivable levels increase. Our bank loan agreement allowed us to borrow up to a $25 million as of March 31, 2008. We requested an increase in our borrowing limit up to $35 million for working capital purposes. The bank approved our request for the increase subsequent to the end of the first quarter. The amount that the bank will lend us under our loan agreement is negotiable and we could possibly increase or decrease the borrowing limit in the future. We have determined that this new amount is adequate to cover known current and future liquidity requirements.
Performance of work on our larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, we believe that cash flows from operations and the bank loan limit are adequate to meet our operating cash requirements.


Inflation and Pricing

Most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of computer systems equipment, furniture and fixtures, and land and improvements. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.


Disclosures About Market Risk

Interest Rates

Our bank loan provides available borrowing to us at variable interest rates. We used a significant amount of cash to pay for our acquisition of ICRC in June 2007 and our acquisition of G&B in April 2008, causing us to have to borrow on our bank loan in April 2008. The amount borrowed is not large with respect to our cash flows and we believe that we will be able to pay down these bank loan borrowings in a relatively short time frame. Because of this, we do not believe that any adverse movement in interest rates would have a material impact on future earnings or cash flows. If we were to significantly increase our borrowings, future interest rate changes could potentially have a material impact on us.

Foreign Currency

While a significant amount of our business results from the services we provide through BAV related to the transfer of ships to foreign governments, contract payments are made to us by the U.S. Government in U.S. dollars. Additionally, most funding requirements to support the work we perform or services we purchase in foreign countries are made in U.S. dollars, and the infrequent disbursements that we make in foreign currencies are reimbursable to us in post conversion dollars. Foreign currency transactions of our other divisions or subsidiaries are minimal. Accordingly, we do not believe that we have exposure to any material foreign currency risk.

                      VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                               VSE CORPORATION




Date:  April 30, 2008                 /s/ D. M. Ervine
                                      __________________________________
                                      D. M. Ervine
                                      Executive Chairman



Date:  April 30, 2008                 /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)