Form 10-Q
period 2008-06-30
VSE CORP
filed 2008-08-01
CIK 102752

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended June 30, 2008       Commission File Number:  0-3676


                              VSE CORPORATION
           (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                       54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

        Large accelerated filer [ ]         Accelerated filer [x]
          Non-accelerated filer [ ]         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No [x]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares of Common Stock outstanding as of August 1, 2008: 5,066,498.


                              TABLE OF CONTENTS


			    						   Page
                                                                           ----
PART I

ITEM 1.	  Financial Statements(unaudited)
	  Consolidated Balance Sheets as of June 30, 2008 and
	  December 31, 2007	 . . . . . . . . . . . . . . . . . . . .     4

	  Consolidated Statements of Income for the three and
	  six months ended June 30, 2008 and 2007  . . . . . . . . . . .     5

	  Consolidated Statements of Cash Flows for the six
          months ended June 30, 2008 and 2007  . . . . . . . . . . . . .     6

	  Notes to Consolidated Financial Statements . . . . . . . . . .     7

ITEM 2.	  Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . .     15

ITEM 3.	  Quantitative and Qualitative Disclosures About
          Market Risks . . . . . . . . . . . . . . . . . . . . . . . . .     30

ITEM 4.	  Controls and Procedures  . . . . . . . . . . . . . . . . . . .     30


PART II

ITEM 2.	  Unregistered Sales of Equity Securities and Use of Proceeds  .     30

ITEM 4.	  Submission of Matters to a Vote of Security Holders  . . . . .     30

ITEM 6.	  Exhibits, Financial Statements and Schedules . . . . . . . . .     31

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33-36




























                                       2


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







































                                       3



                       PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                                      June 30,    December 31,
                                                        2008          2007
                                                        ----          ----
                                                     (Unaudited)
S>
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $  1,545      $    109
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .   173,433       132,389
  Deferred tax assets  . . . . . . . . . . . . . .     1,646         1,246
  Other current assets . . . . . . . . . . . . . .     5,794         2,755
                                                    --------      --------
    Total current assets . . . . . . . . . . . . .   182,418       136,499

Property and equipment, net  . . . . . . . . . . .    17,275        14,920
Deferred tax assets  . . . . . . . . . . . . . . .     1,445         1,888
Intangible assets  . . . . . . . . . . . . . . . .    12,096         8,034
Goodwill . . . . . . . . . . . . . . . . . . . . .    15,669         5,228
Other assets . . . . . . . . . . . . . . . . . . .     6,604         5,202
                                                    --------      --------
    Total assets . . . . . . . . . . . . . . . . .  $235,507      $171,771
                                                    ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . .  $ 20,909      $     81
  Accounts payable . . . . . . . . . . . . . . . .   119,456        88,565
  Accrued expenses   . . . . . . . . . . . . . . .    25,495        22,895
  Dividends payable  . . . . . . . . . . . . . . .       228           202
                                                    --------      --------
    Total current liabilities  . . . . . . . . . .   166,088       111,743

Deferred compensation  . . . . . . . . . . . . . .     4,017         3,257
Other liabilities  . . . . . . . . . . . . . . . .       561           395
                                                    --------      --------
    Total liabilities  . . . . . . . . . . . . . .   170,666       115,395
                                                    --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    authorized 15,000,000 shares; issued and
    outstanding 5,066,498 and 5,052,512,
    respectively . . . . . . . . . . . . . . . . .       253           253
  Additional paid-in capital . . . . . . . . . . .    12,492        11,963
  Retained earnings  . . . . . . . . . . . . . . .    52,096        44,160
                                                    --------      --------
    Total stockholders' equity . . . . . . . . . .    64,841        56,376
                                                    --------      --------
    Total liabilities and stockholders' equity . .  $235,507      $171,771
                                                    ========      ========












  The accompanying notes are an integral part of these financial statements.

                                       4

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                    For the three months       For the six months
                                        ended June 30,            ended June 30,
                                       2008        2007           2008       2007
                                       ----        ----           ----       ----
Revenues  . . . . . . . . . .      $ 251,688   $ 159,644      $ 440,411  $ 280,333

Costs and expenses of
  contracts . . . . . . . . .        243,208     153,904        425,767    270,152
                                   ---------   ---------      ---------  ---------

Gross profit. . . . . . . . .          8,480       5,740         14,644     10,181

Selling, general and
  administrative expenses . .            651         243          1,071        394

Interest expense (income),
  net . . . . . . . . . . . .             34        (255)          (113)      (371)
                                   ---------   ---------      ---------  ---------
Income before income taxes. .          7,795       5,752         13,686     10,158

Provision for income taxes. .          3,026       2,205          5,319      3,882
                                   ---------   ---------      ---------  ---------

Net income. . . . . . . . . .      $   4,769   $   3,547      $   8,367  $   6,276
                                   =========   =========      =========  =========


Basic earnings per share  . .      $    0.94   $    0.72      $    1.65  $    1.29
                                   =========   =========      =========  =========
Basic weighted average shares
  outstanding                      5,065,799   4,931,942      5,062,292  4,870,027
                                   =========   =========      =========  =========

Diluted earnings per share. .      $    0.94   $    0.71      $    1.64  $    1.27
                                   =========   =========      =========  =========
Diluted weighted average
  shares outstanding               5,094,615   4,977,390      5,090,643  4,933,705
                                   =========   =========      =========  =========

Dividends declared per share       $   0.045   $    0.04      $   0.085  $   0.075
                                   =========   =========      =========  =========






















     The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements (Unaudited)

Consolidated Statements of Cash Flows
------------------------------------------------------------------------------
(in thousands)

                                                            For the six months
                                                              ended June 30,
                                                              2008     2007
                                                              ----     ----
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $ 8,367  $ 6,276
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . .     2,299    1,357
    (Gain) loss on sale of property and equipment . . . .        (1)       1
    Deferred taxes  . . . . . . . . . . . . . . . . . . .        43     (480)
    Stock-based compensation  . . . . . . . . . . . . . .       509      172
Change in operating assets and liabilities, net of
    impact of acquisitions:
    Accounts receivable, net. . . . . . . . . . . . . . .   (33,644) (34,341)
    Contract inventories  . . . . . . . . . . . . . . . .         -    3,136
    Other current and noncurrent assets . . . . . . . . .    (4,437)  (1,218)
    Accounts payable and deferred compensation  . . . . .    28,912   29,832
    Accrued expenses  . . . . . . . . . . . . . . . . . .      (407)  (1,213)
    Other liabilities . . . . . . . . . . . . . . . . . .       166      161
                                                            -------  -------
      Net cash provided by operating activities               1,807    3,683
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .    (3,685)  (2,271)
  Business acquisitions, net of cash acquired . . . . . .   (17,129) (11,601)
                                                            -------  -------
      Net cash used in investing activities                 (20,814) (13,872)
                                                            -------  -------
Cash flows from financing activities:
  Borrowings on loan arrangement  . . . . . . . . . . . .    87,478        -
  Repayments on loan arrangement  . . . . . . . . . . . .   (66,650)       -
  Dividends paid  . . . . . . . . . . . . . . . . . . . .      (405)    (339)
  Excess tax benefits from share-based
    payment arrangements  . . . . . . . . . . . . . . . .         7    1,490
  Proceeds from the exercise of stock options . . . . . .        13    1,560
                                                            -------  -------
      Net cash provided by financing activities              20,443    2,711
                                                            -------  -------

Net increase (decrease) in cash and cash equivalents  . .     1,436   (7,478)
Cash and cash equivalents at beginning of period  . . . .       109    8,745
                                                            -------  -------
Cash and cash equivalents at end of period  . . . . . . .   $ 1,545  $ 1,267
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

Our unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS") beginning in June 2007, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC"), acquired in June 2007, and G&B Solutions, Inc. ("G&B"), acquired in April 2008, are our currently active subsidiaries.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in the VSE Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, self insured health claims and estimated cost to complete on firm fixed-price contracts.


(2) Debt

We have a loan agreement with a bank under which credit is made available to us in the form of revolving loans or letters of credit. The amount of credit available to us under the loan is subject to certain conditions, including a borrowing formula based on our billed receivables. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us as of June 30, 2008 was $35 million and the maturity date of the loan agreement is May 10, 2010. There are collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. As of June 30, 2008 we have not been notified by the bank, nor are we aware, of any default under the loan agreement.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of June 30, 2008 and December 31, 2007, revolving loan amounts outstanding were approximately $21 million and $81 thousand, respectively. Interest expense incurred on the loan was approximately $88 thousand for the first six months of 2008 and $0 for the first six months of 2007. There were no letters of credit outstanding in 2008 or 2007.


(3) Stock-based Compensation


Restricted Stock

On April 22, 2008, we awarded 5,831 shares of VSE Stock to an executive. The fair value of this award was $34.30 per share at the time of the award. Vesting in the stock will occur as follows: 25% of shares on April 28, 2009, 25% of shares on April 29, 2010 and 50% of shares on April 29, 2011. Compensation expense related to this award was approximately $11 thousand during the three months ended June 30, 2008.

On April 22, 2008, we awarded 4,374 shares of restricted VSE Stock to our Executive Chairman under the 2006 Restricted Stock Plan on the occasion of his resignation as our CEO, President and Chief Operating Officer. The fair value of this award was $34.30 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to this award was approximately $150 thousand during the three months ended June 30, 2008.

On January 2, 2008, we awarded 3,500 shares of restricted VSE Stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was $47.92 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to those grants was approximately $168 thousand for the six months ended June 30, 2008.

On January 2, 2007, we awarded 4,800 shares of restricted VSE Stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was $16.84 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to those grants was approximately $81 thousand for the six months ended June 30, 2007.

On January 3, 2008 (the "2008 awards") and January 2, 2007 (the "2007 awards"), we notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performance for the calendar years 2008 and 2007, respectively. Vesting of each award will occur one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2009 for the 2008 awards and the date of award
determination for the 2007 awards was March 3, 2008.   On each vesting date,
100% of the vested award will be paid in VSE shares. The number of VSE shares issued will be based on the fair market value of VSE stock on the vesting date. The earned amount will be expensed ratably over the vesting period of approximately three years.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)



The compensation expense related to the eligible employees for the 2008 awards and 2007 awards for the periods ended June 30, 2008 and 2007 is as follows (in thousands):

                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                    2008        2007       2008        2007
                                    ----        ----       ----        ----
2008 awards                         $ 99         $ -       $184        $  -
2007 awards                           70          86        139         139
                                    ----         ---       ----        ----
   Total                            $169         $86       $323        $139
                                    ====         ===       ====        ====

On March 3, 2008, the employees eligible for the 2007 awards received 6,457 shares of VSE stock. The weighted-average grant-date fair value of these awards was $30.61 per share.


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
                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                    2008        2007       2008        2007
                                    ----        ----       ----        ----
   Basic weighted average
     shares outstanding           5,065,799   4,931,942  5,062,292   4,870,027
   Dilutive effect of options        28,816      45,448     28,351      63,678
                                  ---------   ---------  ---------   ---------
   Diluted weighted average
     shares outstanding           5,094,615   4,977,390  5,090,643   4,933,705
                                  =========   =========  =========   =========

During the six-month period ended June 30, 2008 1,000 stock options were exercised which resulted in an increase to additional paid-in capital of approximately $19 thousand, including related income tax benefits. No stock options were exercised during the three months ended June 30, 2008.

During the three and six-month periods ended June 30, 2007, 142,134 and 211,898 stock options, respectively, were exercised which resulted in an increase to additional paid-in capital of approximately $2.2 million and $3 million, respectively, including related income tax benefits.


(5) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited



(6) Segment Information

Management of our business operations is conducted under four reportable operating segments, the Federal Group, the International Group, the IT, Energy and Management Consulting Group (formerly the Energy and Environmental Group, renamed in April 2008), and the Infrastructure Group (formerly the Infrastructure and Information Technology Group, renamed in April, 2008). These segments operate under separate management teams and discrete financial information is produced for each segment. The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), and meet the aggregation of operating segments criteria of SFAS No. 131. We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

Federal Group - The Federal Group provides engineering, technical, management, integrated logistics support and information technology services to all U.S. military branches and other Government agencies. This Group includes five divisions: CED, ELD, FSS, MSD and SED.

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other Government agencies. It consists of three divisions: BAV, VCG and FMD.

IT, Energy and Management Consulting Group - The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian Government agencies. This group includes Energetics and, upon acquisition in April 2008, also includes G&B Solutions, Inc. ("G&B"). See footnote 7 for information regarding the acquisition of G&B.

Infrastructure Group - Our Infrastructure Group was created in connection with the June 4, 2007 acquisition of our wholly owned subsidiary, Integrated Concepts and Research Corporation ("ICRC"). ICRC is engaged principally in providing diversified technical and management services to the Government, including transportation infrastructure services, advanced vehicle technology, aerospace services and engineering and information technology.

Our segment information for the three and six-month periods ended June 30, 2008 and 2007 is as follows (in thousands):


                                          Three Months         Six Months
                                         ended June 30,      ended June 30,
                                         2008      2007       2008     2007
                                         ----      ----       ----     ----
Revenues:
  Federal Group                       $164,145  $ 83,292   $286,466  $153,795
  International Group                   52,079    69,111    100,885   116,015
  IT, Energy and Management
    Consulting Group                    13,834     3,607     17,913     6,853
  Infrastructure Group                  21,618     3,619     35,138     3,619
  Corporate                                 12        15          9        51
                                      --------  --------   --------  --------
    Total revenues                    $251,688  $159,644   $440,411  $280,333
                                      ========  ========   ========  ========

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited


                                          Three Months         Six Months
                                         ended June 30,      ended June 30,
                                         2008      2007       2008     2007
                                         ----      ----       ----     ----
Income before income taxes:
  Federal Group                       $  4,847  $  3,038   $  8,319  $  5,764
  International Group                    1,443     2,256      3,075     3,743
  IT, Energy and Management
    Consulting Group                     1,314       454      1,759       767
  Infrastructure Group                     758       167      1,358       167
  Corporate/unallocated expenses          (567)     (163)      (825)     (283)
                                      --------  --------   --------  --------
    Income before income taxes        $  7,795  $  5,752   $ 13,686  $ 10,158
                                      ========  ========   ========  ========

Customer Information

Our revenue by customer is as follows (in thousands):

                                          Three Months         Six Months
                                         ended June 30,      ended June 30,
Source of Revenues                      2008       2007      2008      2007
------------------                      ----      ----       ----     ----
Army/Army Reserve                    $153,573   $ 78,142   $269,964  $144,026
Navy                                   47,980     59,755     86,867   100,176
Treasury                               13,388     13,450     28,952    22,328
Other                                  36,747      8,297     54,628    13,803
                                     --------   --------   --------  --------
  Total Revenues                     $251,688   $159,644   $440,411  $280,333
                                     ========   ========   ========  ========


(7) Acquisitions

G&B Solutions, Inc.

On April 14, 2008, we acquired all of the capital stock of G&B Solutions, Inc. ("G&B") of Reston, Virginia. G&B is a diversified information technology and management consulting company. G&B is an information technology provider to Government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, and Housing and Urban Development, the Pension Benefit Guaranty Corporation, and the National Institutes of Health. G&B's core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services and systems design and integration. G&B provides us with an opportunity to expand our professional services across a wider range of Government customers.

The initial cash purchase price for G&B was approximately $19.5 million, less approximately $600 thousand for certain adjustments made at closing plus approximately $200 thousand of acquisition costs. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over the next three years if G&B achieves certain financial performance targets. If earned and paid, such additional purchase price consideration will be recorded as goodwill on the consolidated balance sheet under existing accounting guidance. The results of G&B's operations are included in the accompanying consolidated financial statements beginning as of April 14, 2008.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited



Of the initial cash purchase price, approximately $3.8 million was recorded as customer related intangible assets to be amortized over approximately five years. In addition, approximately $900 thousand was allocated to G&B's tradename, which has an indefinite life, and approximately $9.8 million was allocated to goodwill, including approximately $200 thousand of acquisition costs. Goodwill and intangible assets with indefinite lives are subject to review for impairment at least annually.

In July 2008, we filed an election under the Internal Revenue Code Section 338(h)(10) to treat the G&B acquisition as a sale of assets for tax purposes. We made a payment to the seller for the seller's incremental tax liability as a result of the election. Tax advantages to us that will result from filing the 338(h)(10)election are expected to exceed the additional payment that was made to the seller of approximately $368 thousand, which is included in goodwill and accrued expenses on the accompanying June 30, 2008 balance sheet. We also incurred approximately $196 thousand of state income tax liabilities to various states related to the 338(h)(10) election due to G&B's former Subchapter S status. The additional state income tax liability was recorded in the purchase price allocation.

We are following the guidance of SFAS No. 141 to record the acquisition of G&B. We are currently reviewing the valuation of certain assets and liabilities and the purchase price allocation has not been finalized. The following table summarizes the preliminary estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

                Description                     Fair Value
                -----------                     ----------
		Current assets			 $ 8,835
		Property and equipment		     173
		Intangibles - customer related     3,820
		Intangibles - tradename              930
		Goodwill                          10,441
                                                 -------
		Total assets acquired             24,199

		Liabilities assumed               (5,182)
                                                 -------
		Total purchase price             $19,017
                                                 =======

The total purchase price includes additional purchase price consideration related to the 338(h) (10) election of approximately $564 thousand as described above.


Integrated Concepts and Research Corporation

On June 4, 2007, we acquired all of the capital stock of ICRC of Alexandria, Virginia. ICRC's core expertise lies in information technology, advance vehicle technology, aerospace, engineering and transportation infrastructure.

We believe that the addition of ICRC will provide us with an opportunity to expand and diversify its business across a number of project areas, including smart vehicles, alternate fuels, large-scale port engineering development and security, and information technology services.

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited



The purchase price for the acquisition of ICRC included an initial cash payment of approximately $11.8 million and potential additional cash payments of up to approximately $5.8 million, contingent on meeting certain financial targets during the next six years. Additionally, we have filed an election under the Internal Revenue Code Section 338(h)(10) to treat the ICRC acquisition as a sale of assets for tax purposes. An additional $1.6 million payment was made by us to the seller for the seller's incremental tax
liability as a result of the election.   Tax advantages to us that arise from
filing the 338(h)(10) election are expected to exceed the additional $1.6 million payment made to the seller. The additional payment was made in April 2008 and recorded as goodwill.

Of the initial $11.8 million purchase price, approximately $7.1 million was recorded as contract related intangible assets to be amortized on a straight line basis over six to eight years; approximately $1.5 million was recorded as an intangible asset related to ICRC's tradename, which has an indefinite life; and approximately $2 million was recorded as initial goodwill. Additional goodwill and accrued expenses of approximately $557 thousand were recorded as of December 31, 2007 for the earn-out payment that was made to the seller as a result of the achievement of the specified earnings target in 2007.

We followed the guidance of SFAS No. 141 to record the acquisition of ICRC. We recognized the fair value of assets acquired and liabilities assumed as follows (in thousands):

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

                       VSE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited



On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position ("FSP") 157-2. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows.

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

The amount of other long-term assets we recorded at fair value at June 30, 2008 totaled approximately $4.0 million of investments we hold in a trust related to a non-qualified benefit plan. We determined the fair value of these assets using the Level 1 methodology.

We elected not to adopt the fair value option included in FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which became effective January 1, 2008 for companies electing adoption.

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

Our unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS") beginning in June 2007, Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC"), acquired in June 2007, and G&B Solutions, Inc. ("G&B"), acquired in April 2008, are our currently active subsidiaries.

Customers and Services

We provide engineering, design, logistics, management and technical services to the Government, other Government prime contractors, and commercial entities. Our largest customer is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army and Air Force.

Operating Segments

We manage our business operations under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group (formerly the Energy and Environmental Group, renamed in April 2008), and the Infrastructure Group (formerly the Infrastructure and Information Technology Group, renamed in April 2008).

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

The Rapid Response Program is conducted under a contract awarded by CECOM in January 2003. The contract enhances our revenue producing capabilities by allowing us to provide services through any of our operating entities or through our subcontractors for various Government customers. If all options are exercised, this contract has a potential total nominal ceiling of approximately $2.9 billion over an eight-year period. While we cannot be certain of the amount of the ceiling that will eventually be realized, we have received over $2 billion in task order awards and over $1.3 billion of funding since inception of the contract. This contract generated revenues of approximately $302 million in the first six months of 2008 and approximately $145 million in the first six months of 2007. The CED Army Equipment Support Program and the CED Assured Mobility Systems Program are performed through this contract.

                                     -14-


       CED Army Equipment Support Program - In December 2005, our CED division was awarded a task order on the Rapid Response support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Services provided under this program include deployed sustainment management, deployed logistics and repairs management, unique system training and curriculum support, resource management and acquisition and administrative support. Most of the services on this program is provided by CED's subcontractor. Profit margins on subcontract work are generally significantly lower than on work performed by our own personnel. We provide certain program management services and remain accountable for contract performance and compliance as the prime contractor. Work on this program began in 2006. The original contract task order for this program, including modifications made subsequent to the award, had a ceiling value of approximately $446 million. This task order expired in February 2008 and a follow on task order with a ceiling value of approximately $282 million was awarded to continue the program work through February 2009. This program had revenues of approximately $219 million for the year ended December 31, 2007 and approximately $151 million for the six month quarters of 2008.

       CED Assured Mobility Systems Program - In December 2006, our CED division was awarded a task order on the Rapid Response support contract to provide technical support services including program management, integrated logistics, repairing, and sustaining route and area clearance countermine/counter Improvised Explosive Device ("IED") system in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command
("TACOM"). Most of the services on this program is provided by CED's subcontractor. Profit margins on subcontract work are lower than on work performed by our own personnel. We provide certain program management services and remain accountable for contract performance and compliance as the prime contractor. The original award was for a 16-month task order representing potential revenues of approximately $164.8 million if all options are exercised. Subsequent task order modifications have increased the ceiling value to approximately $271 million and extended the period of performance to September 2008.

ELD - ELD provides full life cycle engineering, logistics, maintenance and refurbishment services to extend and enhance the life of existing equipment. ELD principally supports the U.S. Army, Army Reserve and Army National Guard with core competencies in combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration and configuration management.

FSS - We formed FSS in June 2007 to provide worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment, including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives ("FSR") and Field Support Teams ("FST") in areas of combat operations and austere environments. FSS work includes some field service support on the CED Army Equipment Support program.

MSD - MSD provides services for product and process improvement, supporting a variety of Government and commercial clients. MSD provides training, consulting, and implementation support in the areas of: Enterprise Excellence, Lean Six Sigma, process and product optimization, project management, leadership quality engineering, Integrated Product and Process Development ("IPPD"), and reliability engineering. MSD's services range from individual improvement projects to global organizational change programs.

SED - SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. Our services offered through SED principally support U.S. Army, Air Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management and life cycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages. A large portion of our current SED work is related to the U.S. military involvement in Iraq and Afghanistan, including the Ballistic Protection System ("TBPS") Program and a task order to provide installation and follow-on support services to the U. S. Army for vehicular remote detection devices.

       	TBPS Program - Our SED Division performs work on a program providing a protection system, the Tanker Ballistic Protection System, for vehicles deployed by the U.S. Army in Iraq. Under this program, SED applies a polyurethane based ballistic coating system and necessary Add-on Armor Panels for Army Fuel Dispensing Tankers as protection from hostile fire. Delivery of completed vehicle protection systems began in January 2005.

SED has performed on the TBPS program under multiple firm fixed price per unit contracts. Subsequent to program implementation, we received modifications to consolidate contracting activity into fewer contracts and to adjust the number of tankers based on Army tanker availability and needs, and the possibility remains that there may be future contract modifications as the Army's needs change. The total contract ceiling value on the TBPS Program contracts as of June 30, 2008 was approximately $94.3 million, and the remaining available contract ceiling was approximately $3.2 million. The contract ceiling amounts are fully funded. We have contractual coverage on the program that runs through October 2008, and the program is scheduled to be completed at that time.

The TBPS Program has contributed to our financial results in 2007 and 2008. The work performed on this program increases our fixed price contract work, which in general has a higher level of risk and higher profit margins than work on other contract types.

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

The original contract associated with this program was a ten-year cost-plus award fee contract awarded in 1995 with a total ceiling value of more than $1 billion. BAV was awarded a second contract in April 2005 to continue work on the program. The current contract is a five-year cost-plus award fee contract with a total ceiling value of approximately $544 million.

Contract terms specify base fee payments and award fee payments to BAV. Base fee payments are determined by level of contract activity and base fee income is recognized each month. Award fee payments are determined by performance and level of contract activity. Contract modifications authorizing award fee payments are issued subsequent to the period in which the work is performed.

We do not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Award fees are made three times during the year. Accordingly, our financial results typically show three quarterly reporting periods per year that include the recognition of BAV award fee income and one quarterly reporting period that does not include BAV award fee income. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues will fluctuate from period to period. We recognized BAV award fee income in each of the first two quarters of 2008. In 2007, we recognized BAV award fee income in each of the quarters ended March 31, June 30 and December 31, and did not recognize any BAV award fee income in the quarter ended September 30.


FMD - FMD provides global field engineering, logistics, maintenance and information technology services to the U.S. Navy and Air Force, including fleet-wide ship and aircraft support programs. FMD's expertise includes ship repair and modernization, ship systems installations, ordnance engineering and logistics, facility operations, war reserve materials management, aircraft sustainment and maintenance automation and IT systems integration. FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury's seized and forfeited general property program.

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

Contract terms specify incentive fee payments to us, with the incentive fee amount ranging between a minimum percentage of 2% of cost incurred and a maximum percentage of 12% of cost incurred. Incentive fee amounts above the minimum are awarded once annually and are determined based on an evaluation by the customer following the Government's September 30 fiscal year end. We do not know the amount of incentive fee income above the minimum until after notification of the results of this evaluation, and we do not recognize fee income until the fees are fixed or determinable. Accordingly, we will not recognize incentive fee income above the minimum until after notification of the results of the evaluation. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues may vary from period to period. We have recognized the minimum incentive fee income on this contract to date.

VCG - VCG provides the U.S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. VCG's core competencies include pre-transfer joint vessel inspections, reactivations, crew training, transit assistance, heavy-lift contracting, logistics support, technical support and overseas husbandry.

IT, Energy and Management Consulting Group - The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian Government agencies. This group includes Energetics and, as of April 2008, G&B.

Energetics provides technical and management support in areas of nuclear energy, technology research, development, demonstration, and consulting services in the field of energy and environmental management. Energetics' expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance and risk management. Customers include the U.S. Department of Energy, including the Office of Nuclear Energy, Science and Technology; the U.S. Department of Homeland Security, through new contract work won in 2007; and other Government agencies and commercial clients.

       Acquisition of G&B Solutions, Inc. - In April 2008, we acquired G&B, a diversified information technology and management consulting company. The purchase price for G&B was approximately $19.5 million in cash paid at closing plus approximately $200 thousand of acquisition costs, less approximately $600 thousand for certain adjustments made at closing. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over the next three years if G&B achieves certain financial performance targets.

G&B is an established information technology provider to many Government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, and Housing and Urban Development, the Pension Benefit Guaranty Corporation, and the National Institutes of Health. G&B's core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services and systems design and integration.

Infrastructure Group - We formed our Infrastructure Group in the second quarter of 2007, upon acquiring ICRC. We purchased ICRC in June 2007 for an initial cash purchase price of approximately $11.8 million plus potential additional payments in future years if specified financial targets are achieved.

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

       Port of Anchorage Project - A significant amount of ICRC's revenue and net income comes from services performed for the Port of Anchorage in Alaska (the "POA Project"). This intermodal expansion program to provide infrastructure services to the port will significantly expand the size of the port's facilities and allow for larger ships, more dock space, improved cargo flow, improved traffic flow next to the port, more environmentally friendly port operations and other modernization enhancements.

POA Project work through June 30, 2008 has been performed under a contract originally awarded to ICRC prior to our acquisition of ICRC. This ten-year contract with the U.S. Department of Transportation ("DOT") was awarded to ICRC in 2003 under the Section 8(a) Program of the United States Small Business Administration ("SBA"). Contracts awarded under the Section 8(a) Program are restricted to small minority-owned businesses, such as ICRC prior to our acquisition. In July 2008, ICRC was awarded a new unrestricted contract to replace the 8(a) contract. The contract has an estimated ceiling amount of $704 million, a three-year base period of performance, and four one-year option periods.

Some of the infrastructure services on this project typically cannot be performed during the winter months. The seasonal nature of this work will cause fluctuations in our revenues on this project, with higher revenue levels in summer months and lower revenue levels in winter months. Our revenues from the POA Project were approximately $25 million for the six-month period ending June 30, 2008 and approximately $31 million during the period from June 4, 2007 (when we acquired ICRC) to December 31, 2007.

                           Concentration of Revenues
                                (in thousands)
                       For the six months ended June 30,
                       ---------------------------------
                                         2008                2007
    Source of Revenue                  Revenues     %      Revenues      %
    -----------------                  --------     -      --------      -
    CED Army Equipment Support         $151,350     34     $ 92,701      33

    BAV Egypt                            23,952      6       28,444      10
    BAV India                                56      -       31,489      11
    BAV Other                            10,444      2        5,682       2
                                       --------    ---     --------     ---
      Total BAV                          34,452      8       65,615      23

    Treasury Seized Asset Program        28,183      6       21,650       8

    Port of Anchorage Contract           24,902      6        1,176       -

    CED Assured Mobility Systems         37,079      8        7,706       3

    TBPS Program                          7,938      2       13,366       5

    VSE Other                           156,507     36       78,119      28
                                       --------    ---     --------     ---
      Total Revenues                   $440,411    100     $280,333     100
                                       ========    ===     ========     ===


Management Outlook

Both revenues and profits continued to grow in the first six months of 2008 as compared to the same period a year ago. While the large percentage increases in revenues and profits for the year ended December 31, 2007 may be difficult to sustain in 2008, we believe that 2008 will finish as another year of strong growth. Discussion of some of the events and circumstances that will impact our growth follows below.

CED Rapid Response Contract. The Rapid Response contract generated revenues of about $302 million in the first six months of 2008 and about $145 million in the first six months of 2007. This contract is currently our largest revenue producer and is expected to continue to be our largest producer through the remainder of 2008. The CED Army Equipment Support Program and the CED Assured Mobility Systems Program are performed through this contract. We continue to pursue new orders on this contract that present potential revenue opportunities for the future.

       CED Army Equipment Support Program. CED began work on this program in 2006 and revenues were about $151 million for the first six months of 2008 and about $219 million for the year ended December 31, 2007. A follow-on contract task order was awarded in February 2008 to continue work on the program through February 2009. The contract task orders for this program are incrementally funded, with funded backlog of approximately $234 million as of June 30, 2008. While profit margins on this program are expected to be low, we expect to benefit from the revenue base that this program provides.

       CED Assured Mobility Systems Program. CED began work on this program in 2007 and revenues for the year ended December 31, 2007 were about $28 million. Revenues for the first two quarters of 2008 were about $37 million. We expect work on this program to continue to help our growth in 2008. Contract task orders are incrementally funded, with funded backlog of approximately $72 million as of June 30, 2008. The contract task order expires in September 2008. While profit margins on this program are expected to be low, we expect to benefit from the increased revenue base that this program provides.

ICRC Acquisition. We expect results from ICRC will continue to help us grow in 2008. Our 2007 revenues from ICRC from the June acquisition date to year end were approximately $50 million and our revenues from ICRC for the first six months of 2008 were approximately $35 million.

G&B Acquisition. We believe that the acquisition of G&B gives us an established information technology provider, access to new federal agencies, a professional information technology staff, and additional opportunities for continued growth. Our revenues from G&B for about two and a half months since the April 2008 acquisition date are approximately $9 million.

BAV Ship Transfer Program. In recent years, BAV has supported the transfer of ex-U.S. Navy ships to India, Egypt, Greece and Taiwan. This is the first opportunity BAV has had to work with India. We also resumed support for Greece after several years of inactivity. We have also experienced significant increase in ship transfer activity in Egypt. These efforts provide us with significant prospects for follow-on technical support and training services in these countries. We expect the BAV Ship Transfer Program, including follow-on technical support provided to countries with transferred U.S. ships and systems, to continue to be a major provider of revenues in 2008 and future years. Funded backlog on the BAV Ship Transfer Program was approximately $80 million as of June 30, 2008.

Treasury Seized Asset Program. Phase in work on this contract began in 2006 to transition the program from a predecessor contractor and our work on this contract increased significantly in 2007 and the first six months of 2008. This program was a significant contributor to our financial results during this time and is expected to contribute for the remainder of 2008 and in future years. If all option and award term periods are exercised, contract performance is expected to continue through September 30, 2014 with revenue amounts that are dependent on service requirements.

ELD Equipment Refurbishment Services. We have provided the U.S. Army Reserve with military vehicle and equipment refurbishment services for several years. Beginning in 2006, we formed ELD to continue the provision of these services. ELD has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006, 2007 and the first six months of 2008. We expect further increases in the remainder of 2008 and in future years.

TBPS Program. This program is expected to continue to be a strong contributor to our financial results in 2008, but at lower revenue levels than in prior years. Contractual coverage on the program currently runs through October 2008, and we have completed most of the work that has been identified by our customer. Funded backlog remaining on the program was approximately $3.2 million as of June 30, 2008.


Funded Backlog

Revenues in government contracting businesses depend on contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the six month periods ended June 30, 2008 and 2007, and funded contract backlog as of June 30, 2008 and 2007 is as follows:
                                                       (in millions)
                                                      2008        2007
                                                      ----        ----
        Bookings                                      $695        $321
        Revenue                                       $440        $280
        Funded backlog                                $674        $372

Approximately $341 million of the bookings for 2008 were on the CED Army Equipment Support Program and CED Assured Mobility Systems Program. These two programs accounted for approximately $104 million of the bookings for 2007.

Longer Term

The growth in our revenues and profits during 2007 and the first two quarters of 2008, and the expected growth for the rest of 2008, presents us with both challenges and opportunities. Certain work efforts that have supported our growth in recent years have expired or are due to expire. A large majority of the originally proposed work on the TBPS Program has been delivered and current contractual coverage is scheduled to expire in October 2008. Large task order awards under the Rapid Response support contract, including the CED Army Equipment Support Program, typically are made for shorter time periods than most of the our other contracts. The potential expiration of these programs may reduce our annual revenues if the expiring work is not replaced by new or follow-on work.

We believe that we are prepared to meet the challenge of replacing the expiring work. Some of the contracts mentioned earlier in this discussion will help us replace the expiring work. These include: the Treasury Seized Property Management program, which we expect to provide revenues for several years in the future; the FIRST contract, which provides us with a contract that can support continued increases in ELD's equipment refurbishment services and other ELD services; and the Rapid Response support contract, under which we continue to seek new task order awards. We are also working on a proposal for a follow-on contract to the current Rapid Response contract. If awarded, the Government could begin issuing new task orders on this follow-on contract beginning in early 2009. We believe we will also be able to replace expiring work and continue our growth as a result of the acquisitions of ICRC in 2007 and G&B in 2008.

Opportunities associated with our recent growth may include a more competitive price structure with which to bid on future work, a wider range of employee skill sets, and a broader name recognition and past performance record for use in expanding our customer base. We believe our larger revenue level and capital base built up in recent years will improve our ability to pursue larger programs and potential acquisition opportunities.


VSE Stock in Employee 401(k) Plan and ESOP Accounts

We have decided that employees should have an opportunity to diversify their VSE stock in their 401(k) accounts held in the VSE Corporation Employee ESOP/401(k) Plan (the "Plan") beginning with our 2008 Plan year. In January 2008, employees were notified that they may elect to transfer any portion of their 401(k) accounts that is invested in VSE stock from that investment into another investment alternative under the Plan. This right extends to all of VSE stock held under the 401(k) portion of the Plan. In addition, we have decided to terminate and liquidate the ESOP portion of the VSE Corporation Employee ESOP/401(k) Plan, and as elected by the employees, either distribute VSE stock held in the ESOP accounts to the employees or rollover such VSE Stock into an Individual Retirement Account or employee plan selected by the employee. We anticipate that the distribution of ESOP shares to employees will occur in the third quarter of 2008.


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


Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 7, 2008 for a full discussion of our accounting policies.

Revenue by Contract Type

Our revenues by contract type for the six months ended June 30, 2008 and 2007 were as follows (in thousands):



                                   2008             2007
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type . . . . .    $ 97,538    22   $ 97,431    35
          Time and materials.     325,251    74    160,684    57
          Fixed-price . . . .      17,622     4     22,218     8
                                 --------   ---   --------   ---
                                 $440,411   100   $280,333   100
                                 ========   ===   ========   ===

A large amount of the time and materials revenues shown in the table above is attributable to revenues from the CED R2 contract. A large majority of the revenues on this contract have resulted from the pass through of subcontractor support services that have a very low profit margin.


Results of Operations

We show certain items in the table below, including our consolidated revenues, pre-tax income, and net income, and the changes in these items for the three and six month periods ended June 30, 2008 and 2007 (in thousands).

                         Three Months          Six Months          Change
                        Ended June 30,       Ended June 30,   Three      Six
Description             2008      2007       2008      2007   Months    Months
-----------             ----      ----       ----      ---    ------    ------
Revenues             $251,688  $159,644   $440,411  $280,333  $92,044  $160,078
Contract costs        243,208   153,904    425,767   270,152   89,304   155,615
                     --------  --------   --------  --------  -------  --------
Gross Profit            8,480     5,740     14,644    10,181    2,740     4,463
Selling, general and
  Administrative
  Expenses                651       243      1,071       394      408       677
Interest expense
(income), net              34      (255)      (113)     (371)     289       258
                     --------  --------   --------  --------  -------  --------
Income before income
  taxes                 7,795     5,752   $ 13,686  $ 10,158  $ 2,043  $  3,528
Provision for income
  taxes                 3,026     2,205      5,319     3,882      821     1,437
                     --------   -------   --------  --------  -------  --------
Net Income           $  4,769   $ 3,547   $  8,367  $  6,276  $ 1,222  $  2,091
                     ========   =======   ========  ========  =======  ========

Our revenues and contract costs increased by approximately 58% for the three months ended June 30, 2008, as compared to the same period of 2007. Revenues and contract costs increased by approximately 57% and 58%, respectively, for the six months ended June 30, 2008. The primary reasons for the increases are
1) increased revenues from the Army Equipment Support program and other CED task orders, including the U.S. Army PM Assured Mobility Systems and TACOM support; 2) we owned ICRC for the full three and six month periods in 2008 compared to less than a month of ownership in 2007 because we acquired ICRC in June of 2007; 3) increased revenues from the Treasury Seized Property Management Program and other FMD contract work; 4) revenues from the acquisition of G&B in 2008; and 5) an increase in ELD equipment refurbishment services.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. The increase in these expenses for the three and six months ended June 30, 2008, as compared to the same periods of 2007, is primarily due to the amortization of intangible assets attributable to the ICRC and G&B acquisitions and to the inclusion of the acquired companies' selling, general and administrative expenses in our results in 2008.

Income before income taxes increased by approximately 36% and 35% for the three and six month periods ended June 30, 2008 as compared to the same periods of 2007. The increase is primarily due to 1) profits from the growth of revenues on the CED Army Equipment Support program and other CED task orders; 2) from the inclusion of ICRC, G&B and FSS in our operating results; and 3) revenue increases from Energetics services.

Federal Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our Federal Group for the three and six month periods ended June 30, 2008 and 2007 in the following table (in thousands).

                         Three Months         Six Months          Change
                        ended June 30,      ended June 30,   Three      Six
Description             2008     2007       2008      2007   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues             $164,145  $83,292   $286,466  $153,795  $80,853  $132,671
                     ========  =======   ========  ========  =======  ========
Income before income
  taxes              $  4,847  $ 3,038   $  8,319  $  5,764  $ 1,809  $  2,555
                     ========  =======   ========  ========  =======  ========
Profit percentage        3.0%     3.6%       2.9%      3.7%

Revenues for our Federal Group increased by approximately 97% and 86% for the three and six month periods ended June 30, 2008, as compared to the same periods for the prior year. The increases in revenues for 2008 primarily resulted from 1) revenues from the CED Army Equipment Support Program work; 2) additional work on other CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; 3) increased revenues from ELD's equipment refurbishment services; and 4) revenues from the inclusion of FSS in 2008. The increases in revenues of this segment were offset partially by a decrease in TBPS Program revenues.

Income before income taxes for our Federal Group increased by approximately 60% and 44% for the three and six month periods ended June 30, 2008, as compared to the same periods for the prior year. The increases are primarily due to 1) the increase in revenues on the CED Army Equipment Support Program work and other CED task orders; 2) increased profitability of SED services performed on the TBPS Program; 3) profits from the inclusion of FSS services in our operating results in 2008; and 4) profits associated with the increased military equipment refurbishment services performed by ELD. Since a significant amount of the increase in revenues resulted from the CED Army Equipment Support Program work and from other CED task orders which have lower profit margins, profits as a percentage of revenues decreased in the three an six month periods of 2008 as compared to 2007.

International Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our International Group for the three and six month periods ended June 30, 2008 and 2007 in the following table (in thousands).

                         Three Months         Six Months          Change
                        ended June 30,      ended June 30,   Three      Six
Description             2008     2007       2008      2007   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues              $52,079  $69,111  $100,885  $116,015  $(17,032) $(15,130)
                      =======  =======  ========  ========  ========  ========
Income before income
  taxes               $ 1,443  $ 2,256  $  3,075  $  3,743  $   (813) $   (668)
                      =======  =======  ========  ========  ========  ========
Profit percentage        2.8%     3.3%      3.0%      3.2%


Revenues for our International Group decreased by approximately 25% and 13% for the three and six month periods ended June 30, 2008, as compared to the same periods for the prior year. Our BAV division had a substantial amount of 2007 revenue from a ship transfer to India that was completed in 2007, and there was no similar ship transfer in 2008. This resulted in lower BAV revenues and was the primary reason for the decreases in revenues for the International Group in 2008. Revenue increases from the Treasury Seized Property Management Program partially offset the decrease in revenues for this segment.

Income before income taxes for our International Group decreased by approximately 36% and 18% for the three and six month periods ended June 30, 2008, as compared to the same periods for the prior year. The decreases resulted primarily from a reduction in the fees earned by BAV due to the lower revenues.


IT, Energy and Management Consulting Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our IT, Energy and Management Consulting Group for the three and six month periods ended June 30, 2008 and 2007 in the following table (in thousands).

                        Three Months         Six Months          Change
                        ended June 30,      ended June 30,   Three      Six
Description             2008     2007       2008      2007   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues              $13,834   $3,607    $17,913    $6,853   $10,227   $11,060
                      =======  =======    =======    ======   =======   =======
Income before income
  taxes               $ 1,314   $  454    $ 1,759    $  767   $   860   $   992
                      =======  =======    =======    ======   =======   =======
Profit percentage        9.5%    12.6%       9.8%     11.2%


For the three and six-month periods ended June 30, 2008, revenues for our IT, Energy and Management Consulting Group increased by approximately 284% and 161%, and income before income taxes increased by approximately 189% and 129%, when compared to the same periods for the prior year. Upon our acquisition of G&B in April 2008, G&B became part of this segment. The inclusion of G&B revenues and profits in this segment's results was a major reason for the increases in 2008.

Increases in Energetics' revenues and income before income taxes, primarily due to new work performed for the U. S. Department of Homeland Security, also contributed to the increases in this segment for these periods in 2008.

Infrastructure Group

We show consolidated revenues and income before income taxes and the changes in these items for our Infrastructure Group for the three and six-month periods ended June 30, 2008 and 2007 in the following table (in thousands).

                        Three Months         Six Months          Change
                        ended June 30,      ended June 30,   Three      Six
Description             2008     2007       2008      2007   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues              $21,618   $3,619    $35,138    $3,619  $17,999   $31,519
                      =======   ======    =======    ======  =======   =======
Income before income
  taxes               $   758   $  167    $ 1,358    $  167  $   591   $ 1,191
                      =======   ======    =======    ======  =======   =======
Profit percentage        3.5%     4.6%       3.9%      4.6%

This segment consists of our ICRC subsidiary. Our consolidated results of operations include ICRC revenues and income for the three and six-month periods ended June 30, 2008 whereas our 2007 results include ICRC revenues and income only from the June 4, 2007 acquisition date through June 30, 2007.


Financial Condition

Our largest assets are our accounts receivable and our largest liabilities are our accounts payable and accrued expenses. Accounts receivable increased by approximately $41 million, accounts payable increased by approximately $31 million, and accrued expenses increased by approximately $3 million during the first six months of 2008. These increases were due primarily to our increase in business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, the timing of associated billings to our customers, collections of billings to our customers, and the acquisition of G&B. Other changes to our assets and liabilities resulting from the acquisition of G&B included increases in bank borrowings and intangible assets.

The change in our stockholders' equity in 2008 resulted from earnings and dividend activity, restricted stock activity and from the exercise of stock options. In June 2006, our Board of Directors authorized the repurchase up to 50,000 shares of our stock from time to time on the open market, subject to corporate objectives. As of June 30, 2008, we had not purchased any of these shares.


Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents increased by approximately $1.4 million during the first six months of 2008. About $1.8 million in net cash was provided by operating activities, approximately $20.8 million was used in investing activities, and approximately $20.4 million was provided by financing activities. The difference between cash provided by operating activities of approximately $1.8 million in the first six months of 2008 as compared to approximately $3.7 million in the first six months of 2007 is mostly due to differences in the levels of accounts receivable, contract inventories, accounts payable and accrued expenses associated with our contract requirements and our billing and collections cycle. Our investing activities included costs of approximately $17.1 million associated with the acquisition of G&B and purchases of property and equipment, net of dispositions, of approximately $3.7 million. Our financing activities included net borrowings on our bank loan of approximately $20.8 million, approximately $405 thousand used to pay dividends, and approximately $20 thousand provided by stock purchase transactions by our directors and officers and associated excess tax benefits related to the exercise of stock options.

Our cash and cash equivalents decreased by approximately $7.5 million during the first six months of 2007. This decrease resulted from cash provided by operating activities of approximately $3.7 million, cash used in investing activities of approximately $13.9 million, and cash provided by financing activities of approximately $2.7 million. Our investing activities included the acquisition of ICRC for approximately $11.6 million, the expansion and improvement of facilities of approximately $1.1 million and purchases of property and equipment, net of dispositions, of approximately $1.2 million. Our financing activities included approximately $3 million provided by stock purchase transactions by our directors and officers and associated excess tax benefits related to the exercise of stock options, and approximately $339 thousand used to pay dividends.

We paid a quarterly cash dividend of $.04 per share during each of the first and second quarters of 2008. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity come mostly from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity.

Our accounts receivable come from our billings to the Government or other Government prime contractors for the services we perform, and payments received on our accounts receivable provide our principal source of cash. Our accounts receivable levels can be affected significantly by the timing of large materials purchases and subcontractor efforts used in performing our contracts. Our accounts receivable levels are also affected by contract retainages that the Government may withhold from their payments to us; differences between the provisional rates that the Government has authorized us to bill and the costs actually incurred by us; differences between amounts we are authorized to bill by contract terms and costs we actually incur; and contract funding delays that may arise from job performance, Government delays in processing administrative paperwork, or other issues.

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

From time to time, we may also invest in the acquisition of another company. Our acquisitions of ICRC in 2007 and G&B in 2008 required a significant use of our cash. While there are no firm plans for any specific additional acquisitions at this time, we continue to seek opportunities for growth through acquisitions.

Other cash requirements include income tax payments, the acquisition of capital assets for shop, office and computer support, and the payment of cash dividends. We may also invest in expansion, improvement, and maintenance of our operational and administrative facilities. The growing level of equipment refurbishment services we provide through ELD required us to invest in our operational facilities in recent years, including construction of an additional 40,000 square feet of warehouse and shop space at our Ladysmith, Virginia facility. Construction of this additional space was completed in the second quarter of 2008 at a final cost of approximately $6.2 million. We may make additional investments in operational or administrative facilities in 2008 and in future years.

Our external liquidity consists of a bank loan agreement that provides us with revolving loan financing based on our accounts receivable (see "Notes to Consolidated Financial Statements"). Our bank financing complements our internal sources of liquidity by providing increasing levels of borrowing capacity as our accounts receivable levels increase. Our bank loan agreement allowed us to borrow up to $35 million as of June 30, 2008. The amount that the bank will lend us under our loan agreement is negotiable and we could possibly increase or decrease the borrowing limit in the future. We have determined that the current loan limit is adequate to cover known current and future liquidity requirements.

Performance of work on our larger contracts that require significant amounts of subcontractor or material purchases have the potential to cause substantial requirements for working capital; however, we believe that cash flows from operations and the bank loan limit are adequate to meet our operating cash requirements.


Contractual Obligations

Upon the acquisition of G&B in April 2008, we assumed liability for certain additional operating lease commitments. Some of these lease commitments expired on June 30, 2008 when G&B moved some of its offices from McLean, Virginia to Reston, Virginia. After June 30, 2008, G&B had two facility leases for office space for terms of one and six years for an aggregate amount of approximately $1.7 million.

During 2008, we have signed six new facility leases for office and warehouse space for various terms for an aggregate amount of approximately $9.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a summary of our other contractual obligations.


Inflation and Pricing

Most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of computer systems equipment, furniture and fixtures, shop equipment, and land and improvements. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.


Disclosures About Market Risk

Interest Rates

Our bank loan provides available borrowing to us at variable interest rates. We used a significant amount of cash to pay for our acquisitions of ICRC in June 2007 and G&B in April 2008, causing us to have to borrow on our bank loan beginning in April 2008. The amount borrowed is not large with respect to our cash flows and we believe that we will be able to pay down these bank loan borrowings in a relatively short time frame. Because of this, we do not believe that any adverse movement in interest rates would have a material impact on future earnings or cash flows. If we were to significantly increase our borrowings, future interest rate changes could potentially have a material impact on us.


Foreign Currency

While a significant amount of our business results from the services we provide through BAV related to the transfer of ships to foreign governments, contract payments are made to us by the Government in U.S. dollars. Additionally, most funding requirements to support the work we perform or services we purchase in foreign countries are made in U.S. dollars, and the infrequent disbursements that we make in foreign currencies are reimbursable to us in post conversion dollars. Foreign currency transactions of our other divisions or subsidiaries are minimal. Accordingly, we do not believe that we have exposure to any material foreign currency risk.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

VSE did not purchase any of its equity securities during the period covered by this report.

Under the Registrant's bank loan agreement dividends may be paid in an annual aggregate amount of $.60 per share, provided there is no default under the loan agreement.

Item 4.    Submission of Matters to a Vote of Security Holders

The 2008 annual meeting of the Company's stockholders was held on May 6, 2008, for the following purposes:

1. To elect eight directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

2. To ratify the appointment of Ernst & Young LLP as VSE's independent registered public accounting firm for the fiscal year ending December 31, 2008.

All of the Company's eight nominees were elected as directors, and the appointment of Ernst & Young LLP as VSE's independent registered public accounting firm for the year ending December 31, 2008, was ratified. Voting results were as follows:

                                                  Shares Voted
                                --------------------------------------------
                                                       Withhold/    Broker
                                   For        Against	Abstain	   Non-Votes
	                        --------------------------------------------
1.  Nominee
    Ralph E. Eberhart           4,305,561       --      123,632	      0
    Donald M. Ervine           	4,289,675       --      139,518	      0
    Clifford M. Kendall         4,244,908       --      184,285	      0
    Calvin S. Koonce           	4,304,724       --      124,469	      0
    James F. Lafond           	4,305,479       --      123,714	      0
    David M. Osnos           	4,141,547       --      287,646	      0
    Jimmy D. Ross           	4,305,096       --      124,097	      0
    Bonnie K. Wachtel           4,305,389       --      123,804	      0

2.  Ernst & Young LLP
    appointment                 4,414,676   14,018          499	      0



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

                               VSE CORPORATION




 Date:  August 1, 2008                /s/ M. A. Gauthier
                                      __________________________________
                                      M. A. Gauthier
                                      President,
                                      Chief Executive Officer and
                                      Chief Operating Officer



 Date:  August 1, 2008                /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)