Form 10-Q
period 2008-09-30
VSE CORP
filed 2008-10-30
CIK 102752

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 2008       Commission File Number:  0-3676



                              VSE CORPORATION
           (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                       54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
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

Number of shares of Common Stock outstanding as of October 30, 2008: 5,081,998.


                              TABLE OF CONTENTS


			    						   Page
                                                                           ----
PART I

ITEM 1.	  Financial Statements(unaudited)

	  Consolidated Balance Sheets as of September 30, 2008 and
	  December 31, 2007  . . . . . . . . . . . . . . . . . . . . . .     4

	  Consolidated Statements of Income for the three and
	  nine months ended September 30, 2008 and 2007  . . . . . . . .     5

	  Consolidated Statements of Cash Flows for the nine
       	  months ended September 30, 2008 and 2007   . . . . . . . . . .     6

	  Notes to Unaudited Consolidated Financial Statements   . . . .     7

ITEM 2.	  Management's Discussion and Analysis of Financial
          Condition and Results of Operations    . . . . . . . . . . . .     15

ITEM 3.	  Quantitative and Qualitative Disclosures About
          Market Risks   . . . . . . . . . . . . . . . . . . . . . . . .     26

ITEM 4.	  Controls and Procedures  . . . . . . . . . . . . . . . . . . .     26


PART II

ITEM 2.	  Unregistered Sales of Equity Securities and Use of Proceeds  .     26

ITEM 6.	  Exhibits, Financial Statements and Schedules . . . . . . . . .     26

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28-31


























                                       2


VSE Corporation and Subsidiaries
________________________________________________________________________________


Forward Looking Statements

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see the discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (the "SEC") on March 7, 2008.

Readers are cautioned not to place undue reliance on these statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in the reports and other documents we file from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed subsequent to the filing of our Annual Report on Form 10-K and any Current Reports on Form 8-K.






































                                       3


                       PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                                   September 30,  December 31,
                                                        2008          2007
                                                        ----          ----
                                                     (Unaudited)
S>
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .   $  1,104      $    109
  Accounts receivable, principally
    U.S. Government, net . . . . . . . . . . . . .    175,517       132,389
  Deferred tax assets  . . . . . . . . . . . . . .      1,580         1,246
  Other current assets . . . . . . . . . . . . . .      6,890         2,755
                                                     --------      --------
    Total current assets . . . . . . . . . . . . .    185,091       136,499

Property and equipment, net  . . . . . . . . . . .     19,795        14,920
Deferred tax assets  . . . . . . . . . . . . . . .        882         1,888
Intangible assets  . . . . . . . . . . . . . . . .     11,636         8,034
Goodwill . . . . . . . . . . . . . . . . . . . . .     15,815         5,228
Other assets . . . . . . . . . . . . . . . . . . .      6,351         5,202
                                                     --------      --------
    Total assets . . . . . . . . . . . . . . . . .   $239,570      $171,771
                                                     ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . .   $  6,224      $     81
  Accounts payable . . . . . . . . . . . . . . . .    132,596        88,565
  Accrued expenses   . . . . . . . . . . . . . . .     25,387        22,895
  Dividends payable  . . . . . . . . . . . . . . .        229           202
                                                     --------      --------
    Total current liabilities  . . . . . . . . . .    164,436       111,743

Deferred compensation  . . . . . . . . . . . . . .      3,832         3,257
Other liabilities  . . . . . . . . . . . . . . . .        840           395
                                                     --------      --------
    Total liabilities  . . . . . . . . . . . . . .    169,108       115,395
                                                     --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    authorized 15,000,000 shares; issued and
    outstanding 5,081,998 and 5,052,512,
    respectively . . . . . . . . . . . . . . . . .        254           253
  Additional paid-in capital . . . . . . . . . . .     13,031        11,963
  Retained earnings  . . . . . . . . . . . . . . .     57,177        44,160
                                                     --------      --------
    Total stockholders' equity . . . . . . . . . .     70,462        56,376
                                                     --------      --------
    Total liabilities and stockholders' equity . .   $239,570      $171,771
                                                     ========      ========












  The accompanying notes are an integral part of these financial statements.

                                       4

VSE Corporation and Subsidiaries
Unaudited Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                      For the three months      For the nine months
                                      ended September 30,       ended September 30,
                                       2008        2007          2008        2007
                                       ----        ----           ----       ----
Revenues  . . . . . . . . . .      $ 306,811   $ 174,692     $ 747,222   $ 455,025

Costs and expenses of
  contracts . . . . . . . . .        297,330     168,747       723,097     438,899
                                   ---------   ---------      ---------  ---------
Gross profit. . . . . . . . .          9,481       5,945        24,125      16,126

Selling, general and
  administrative expenses . .            758         576         1,829         970

Interest income, net  . . . .             (5)       (161)         (118)       (532)
                                   ---------   ---------      ---------  ---------
Income before income taxes. .          8,728       5,530        22,414      15,688

Provision for income taxes. .          3,419       2,171         8,738       6,053
                                   ---------   ---------      ---------  ---------

Net income. . . . . . . . . .      $   5,309   $   3,359     $  13,676   $   9,635
                                   =========   =========     =========   =========


Basic earnings per share  . .      $    1.05   $    0.67     $    2.70   $    1.96
                                   =========   =========     =========   =========
Basic weighted average shares
  outstanding                      5,075,830   5,024,416     5,066,837   4,922,056
                                   =========   =========     =========   =========

Diluted earnings per share. .      $    1.04   $    0.66     $    2.68   $    1.94
                                   =========   =========     =========   =========
Diluted weighted average
  shares outstanding               5,099,794   5,063,279     5,093,715   4,977,371
                                   =========   =========     =========   =========

Dividends declared per share       $   0.045   $    0.04     $    0.13   $   0.115
                                   =========   =========     =========   =========






















     The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------
(in thousands)

                                                           For the nine months
                                                           ended September 30,
                                                              2008     2007
                                                              ----     ----
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $13,676  $ 9,635
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . .     3,813    2,385
    Loss on sale of property and equipment  . . . . . . .        19        1
    Deferred taxes  . . . . . . . . . . . . . . . . . . .       672     (587)
    Stock-based compensation  . . . . . . . . . . . . . .       688      228
Change in operating assets and liabilities, net of
    impact of acquisitions:
    Accounts receivable, net. . . . . . . . . . . . . . .   (35,728) (39,931)
    Contract inventories  . . . . . . . . . . . . . . . .         -    4,148
    Other current and noncurrent assets . . . . . . . . .    (5,334)  (1,730)
    Accounts payable and deferred compensation  . . . . .    41,867   36,686
    Accrued expenses  . . . . . . . . . . . . . . . . . .      (515)   1,035
    Other liabilities . . . . . . . . . . . . . . . . . .       299      193
                                                            -------  -------
      Net cash provided by operating activities              19,457   12,063
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .    (7,225)  (4,867)
  Business acquisitions, net of cash acquired . . . . . .   (17,129) (11,755)
                                                            -------  -------
      Net cash used in investing activities                 (24,354) (16,622)
                                                            -------  -------
Cash flows from financing activities:
  Borrowings on bank notes payable  . . . . . . . . . . .   164,173    9,131
  Repayments on bank notes payable  . . . . . . . . . . .  (158,030)  (9,131)
  Dividends paid  . . . . . . . . . . . . . . . . . . . .      (632)    (539)
  Excess tax benefits from share-based
    payment arrangements  . . . . . . . . . . . . . . . .       173    2,018
  Proceeds from the exercise of stock options . . . . . .       208    1,947
                                                            -------  -------
      Net cash provided by financing activities               5,892    3,426
                                                            -------  -------

Net increase (decrease) in cash and cash equivalents  . .       995   (1,133)
Cash and cash equivalents at beginning of period  . . . .       109    8,745
                                                            -------  -------
Cash and cash equivalents at end of period  . . . . . . .   $ 1,104  $ 7,612
                                                            =======  =======








     The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008



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

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, self-insured health claims and estimated cost to complete on firm fixed-price contracts.


(2) Bank Notes Payable

We have a loan agreement with a bank under which credit is made available to us in the form of revolving loans or letters of credit. The amount of credit available to us under the loan is subject to certain conditions, including a borrowing formula based on our billed receivables. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us as of September 30, 2008 was $35 million and the maturity date of the loan agreement is May 10, 2010. The loan agreement has collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. As of September 30, 2008 we have not been notified by the bank, nor are we aware, of any defaults under the loan agreement.

Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008



penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of September 30, 2008 and December 31, 2007, revolving loan amounts outstanding were approximately $6.2 million and $81 thousand, respectively. Interest expense incurred on the loan was approximately $161 thousand and $6 thousand for the nine months ended September 30, 2008 and 2007, respectively. There were no letters of credit outstanding in 2008 or 2007.


(3) Stock-based Compensation


Restricted Stock

On April 22, 2008, we awarded 5,831 shares of restricted VSE Stock to an executive. The fair value of this award was $34.30 per share at the time of the award. Vesting in the stock will occur as follows: 25% of the shares on April 28, 2009, 25% of the shares on April 29, 2010 and 50% of the shares on April 29, 2011. Compensation expense related to this award was approximately $17 thousand and $28 thousand for the three and nine-month periods ended September 30, 2008.

On April 22, 2008, we awarded 4,374 shares of restricted VSE Stock to our Executive Chairman under the 2006 Restricted Stock Plan on the occasion of his resignation as our CEO, President and Chief Operating Officer. The fair value of this award was $34.30 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to this award was approximately $150 thousand during the second quarter of 2008.

On January 2, 2008, we awarded 3,500 shares of restricted VSE Stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was $47.92 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $168 thousand during the first quarter of 2008.

On January 2, 2007 and August 15, 2007 we awarded 4,800 shares and 300 shares, respectively, of restricted VSE Stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was $16.84 per share and $36.91 per share, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $11 thousand and $92 thousand for the three and nine-month periods ended September 30, 2007.

On January 3, 2008 (the "2008 Awards") and January 2, 2007 (the "2007 Awards"), we notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performance for the calendar years 2008 and 2007, respectively. Vesting of each award will occur one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2009 for the 2008 Awards and the date of award
determination for the 2007 Awards was March 3, 2008.   On each vesting date,
100% of the vested award will be paid in VSE shares. The number of shares issued will be based on the fair market value of our common stock on the vesting date. The earned amount will be expensed ratably over the vesting period of approximately three years.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008



The compensation expense related to the 2008 Awards and 2007 Awards for the periods ended September 30, 2008 and 2007 is as follows (in thousands):

                                      Three Months            Nine Months
                                   Ended September 30,    Ended September 30,
                                    2008        2007       2008        2007
                                    ----        ----       ----        ----
  2008 Awards                       $ 93         $ -       $277        $  -
  2007 Awards                         69          69        208         208
                                    ----         ---       ----        ----
   Total                            $162         $69       $485        $208
                                    ====         ===       ====        ====

On March 3, 2008, the employees eligible for the 2007 Awards received 6,457 shares of common stock. The weighted-average grant-date fair value of these awards was $30.61 per share.


(4) Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. Potentially dilutive common shares represent incremental common shares issuable upon exercise of stock options.
                                     Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                   2008        2007        2008        2007
                                   ----        ----        ----        ----
   Basic weighted average
     shares outstanding          5,075,830   5,024,416   5,066,837   4,922,056
   Dilutive effect of options       23,964      38,863      26,878      55,315
                                 ---------   ---------   ---------   ---------
   Diluted weighted average
     shares outstanding          5,099,794   5,063,279   5,093,715   4,977,371
                                 =========   =========   =========   =========

During the three and nine-month periods ended September 30, 2008, 15,500 and 16,500 stock options, respectively, were exercised which resulted in an increase to additional paid-in capital of approximately $361 thousand and $380 thousand, respectively, net of related income tax benefits.

During the three and nine-month periods ended September 30, 2007, 36,976 and 248,874 stock options, respectively, were exercised which resulted in an increase to additional paid-in capital of approximately $913 thousand and $4 million, respectively, net of related income tax benefits.


(5) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008



(6) Segment Information

	Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group (formerly the Energy and Environmental Group, renamed in April 2008), and the Infrastructure Group (formerly the Infrastructure and Information Technology Group, renamed in April, 2008).
These segments operate under separate management teams and discrete financial information is produced for each segment. The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), and meet the aggregation of operating segments criteria of SFAS No. 131. We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

Federal Group - The Federal Group provides engineering, technical, management, integrated logistics support and information technology services to all U.S. military branches and other Government agencies. The Federal Group includes five divisions: CED, ELD, FSS, MSD and SED.

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other Government agencies. It consists of three divisions: BAV, VCG and FMD.

IT, Energy and Management Consulting Group - The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian Government agencies. This group includes Energetics and, upon acquisition in April 2008, also includes G&B. See footnote 7 for information regarding the acquisition of G&B.

Infrastructure Group - Our Infrastructure Group was created in connection with the June 4, 2007 acquisition of our wholly owned subsidiary, ICRC. ICRC is engaged principally in providing diversified technical and management services to the Government, including transportation infrastructure services, advanced vehicle technology, aerospace services and engineering and information technology.

Our segment information for the three and nine-month periods ended September 30, 2008 and 2007 is as follows (in thousands):


                                         Three Months         Nine Months
                                     ended September 30,  ended September 30,
                                        2008      2007       2008     2007
                                        ----      ----       ----     ----
Revenues:
  Federal Group                      $188,934  $ 91,619   $475,400  $245,414
  International Group                  55,577    58,795    156,462   174,810
  IT, Energy and Management
    Consulting Group                   15,853     3,845     33,766    10,698
  Infrastructure Group                 46,443    20,449     81,581    24,068
  Corporate                                 4       (16)        13        35
                                     --------  --------   --------  --------
    Total revenues                   $306,811  $174,692   $747,222  $455,025
                                     ========  ========   ========  ========

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008


                                         Three Months         Nine Months
                                     ended September 30,  ended September 30,
                                        2008      2007       2008      2007
                                        ----      ----       ----     ----
Income before income taxes:
  Federal Group                      $  4,830  $  2,815   $ 13,149  $  8,579
  International Group                   1,005     1,259      4,080     5,002
  IT, Energy and Management
    Consulting Group                    1,413       429      3,172     1,196
  Infrastructure Group                  2,011     1,469      3,369     1,636
  Corporate/unallocated expenses         (531)     (442)    (1,356)     (725)
                                     --------  --------   --------  --------
    Income before income taxes       $  8,728  $  5,530   $ 22,414  $ 15,688
                                     ========  ========   ========  ========

Customer Information

Our revenue by customer is as follows (in thousands):

                                        Three Months           Nine Months
                                    ended September 30,    ended September 30,
Source of Revenues                   2008        2007       2008        2007
                                     ----        ----       ----        ----
Army/Army Reserve                  $176,449    $ 89,035   $446,413    $233,061
Navy                                 52,611      47,575    139,478     147,751
Department of Transportation         42,657      11,619     67,707      12,776
Treasury                             13,220      16,381     42,172      38,709
Other                                21,874      10,082     51,452      22,728
                                   --------    --------   --------    --------
  Total Revenues                   $306,811    $174,692   $747,222    $455,025
                                   ========    ========   ========    ========


(7) Acquisitions

G&B Solutions, Inc.

On April 14, 2008, we acquired all of the capital stock of G&B of Reston, Virginia. G&B is a diversified information technology and management consulting provider to Government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, and Housing and Urban Development, the Pension Benefit Guaranty Corporation, and the National Institutes of Health. G&B's core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services and systems design and integration. G&B provides us an opportunity to expand our professional services across a wider range of Government customers.

Cash paid at closing for G&B was approximately $19.5 million, which includes approximately $650 thousand of prepaid retention bonuses that will be expensed in the post-acquisition period as the affected employees provide services, less approximately $600 thousand for certain closing adjustments. We also incurred approximately $200 thousand of direct acquisition costs consisting of legal, accounting and other fees. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over the next three years if G&B achieves certain financial performance targets. If earned and paid, such additional purchase price consideration will be recorded as goodwill on the consolidated balance sheet under existing accounting guidance. The results of G&B's operations are included in the accompanying consolidated financial statements beginning as of April 14, 2008.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008



Of the initial cash purchase price, approximately $3.8 million was recorded as customer related intangible assets to be amortized over approximately five years. In addition, $930 thousand was allocated to G&B's tradename, which has an indefinite life, and approximately $9.8 million was allocated to goodwill. Goodwill and intangible assets with indefinite lives are subject to review for impairment at least annually.

In July 2008, we filed an election under the Internal Revenue Code Section 338(h)(10) to treat the G&B acquisition as a sale of assets for tax purposes. We made a payment to the seller for the seller's incremental tax liability as a result of the election. Tax advantages to us that arise from filing the 338(h)(10)election are expected to exceed the additional payment made to the seller of approximately $368 thousand. We also incurred approximately $196 thousand of state income tax liabilities to various states related to the 338(h)(10) election due to G&B's former Subchapter S status. The additional payments were made during the third quarter of 2008 and were recorded as goodwill.

We followed the guidance of SFAS No. 141 "Business Combinations" to record the acquisition of G&B. We recognized the fair value of assets acquired and liabilities assumed as follows (in thousands):

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

We believe that the addition of ICRC will provide us with an opportunity to expand and diversify its business across a number of project areas, including smart vehicles, alternative fuels, large-scale port engineering development and security, and information technology services.

The purchase price for the acquisition of ICRC included an initial cash payment of approximately $11.8 million and potential additional cash payments of up to approximately $5.8 million, contingent on meeting certain financial targets during the first six years after the June 2007 acquisition. Additionally, we have filed an election under the Internal Revenue Code
Section 338(h)(10) to treat the ICRC acquisition as a sale of assets for tax purposes. An additional $1.6 million payment was made by us to the seller for
the seller's incremental tax liability as a result of the election.   Tax
advantages to us that arise from filing the 338(h)(10) election are expected to exceed the additional $1.6 million payment made to the seller. The additional payment was made in April 2008 and recorded as goodwill.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008



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


(8) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations; a replacement of FASB Statement No. 141," which will become effective for us on January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in results of operations as incurred. SFAS No. 141(R) will be effective for businesses acquired after the effective date.

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

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008



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

Included in other long-term assets as of September 30, 2008 is approximately $3.7 million of investments we hold in a trust related to a non-qualified benefit plan. We determined the fair value of these assets and corresponding liability using the Level 1 methodology. We have an offsetting deferred compensation liability for this plan. As such, we do not have income statement volatility as a result of fluctuations in the value of the plan's investments.

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

       	CED Army Equipment Support Program - Our CED division has a program on its Rapid Response support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. In February 2008 a new task order with a ceiling value of approximately $282 million was awarded to continue this program work through February 2009. This program had revenues of approximately $219 million for the year ended December 31, 2007 and approximately $245 million for the first three quarters of 2008.

       	CED Assured Mobility Systems Program - Our CED division has a program on its Rapid Response support contract to provide technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command ("TACOM"). This program has a current ceiling value of approximately $271 million and a period of performance that ends in March
2009. This program had revenues of approximately $28 million for the year ended December 31, 2007 and approximately $61 million for the first nine months of 2008.

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

SED - SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. Our services offered through SED principally support U.S. Army, Air Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management and life cycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages. A large portion of our current SED work is related to the U.S. military involvement in southwest Asia.

       	TBPS Program - Our SED Division performs work on a program providing a protection system, the Tanker Ballistic Protection System, for vehicles deployed by the U.S. Army in Iraq. This program is nearing completion. The total contract ceiling value on this program as of September 30, 2008 was approximately $96 million, and the remaining available contract ceiling was approximately $2.7 million.

       	RCV Maintenance Program - SED was awarded contract coverage on a program to provide maintenance work on U.S. Army Route Clearance Vehicles in Kuwait
(the "RCV Maintenance Program") in September 2008. We expect the initial phase of this program to run for two years under contractual coverage of approximately $194 million.

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

Energetics - Energetics provides technical and management support in areas of nuclear energy, technology research, development, demonstration, and consulting services in the field of energy and environmental management. Energetics' expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance and risk management. Customers include the U.S. Department of Energy, including the Office of Nuclear Energy, Science and Technology; the U.S. Department of Homeland Security, through new contract work won in 2007; and other Government agencies and commercial clients.

G&B - G&B is an established information technology provider to many
Government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, and Housing and Urban Development, the Pension Benefit Guaranty Corporation, and the National Institutes of Health. G&B's core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services and systems design and integration.

We acquired G&B in April 2008. Cash paid at closing for G&B was approximately $19.5 million, which includes approximately $650 thousand of prepaid retention bonuses that will be expensed in the post-acquisition period as the affected employees provide services, less approximately $600 thousand for certain closing adjustments. We also incurred approximately $200 thousand of direct acquisition costs consisting of legal, accounting and other fees. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over the next three years if G&B achieves certain financial performance targets.

Infrastructure Group - We formed our Infrastructure Group in the second quarter of 2007, upon acquiring ICRC. We purchased ICRC in June 2007 for an initial cash purchase price of approximately $11.8 million plus potential additional payments in future years if specified financial targets are achieved. ICRC is engaged principally in providing engineering and transportation infrastructure services.

       	Port of Anchorage Project - A significant amount of ICRC's revenue and income comes from services performed for the Port of Anchorage in Alaska (the "POA Project"). This intermodal expansion program to provide infrastructure services to the port will significantly expand the size of the port's facilities and allow for larger ships, more dock space, improved cargo flow, improved traffic flow next to the port, more environmentally friendly port operations and other modernization enhancements. Some of the infrastructure services on this project typically cannot be performed during the winter months. The seasonal nature of this work will cause fluctuations in our revenues on this project, with higher revenue levels in summer months and lower revenue levels in winter months. In July 2008, ICRC was awarded a new unrestricted contract to continue work on this program. The contract has an estimated ceiling amount of $704 million, a three-year base period of performance, and four one-year option periods. This project had revenues of approximately $68 million for the first three quarters of 2008.



                           Concentration of Revenues
                                (in thousands)
                    For the nine months ended September 30,
                    ---------------------------------------

        Source of Revenue	           2008     %        2007     %
	-----------------                  ----     -        ----     -
	CED Army Equipment Support      $244,896    33    $149,356    33
	CED Assured Mobility Systems      61,231     8      14,515     3
	CED Other                        112,747    15      31,929     7
                                        --------   ---    --------   ---
	  Total CED                      418,874    56     195,800    43

	BAV Egypt                         36,879     5      39,380     9
	BAV India                             55     -      36,765     8
	BAV Other                         21,821     3      17,869     4
                                        --------   ---    --------   ---
	  Total BAV                       58,755     8      94,014    21

	Treasury Seized Asset Program     40,760     5      37,675     8

	Port of Anchorage Contract        67,700     9      12,708     3

	VSE Other                        161,133    22     114,828    25
                                        --------   ---    --------   ---
	  Total Revenues                $747,222   100    $455,025   100
                                        ========   ===    ========   ===

Management Outlook

The growth in our revenues and profits during 2007 and 2008 presents us with both challenges and opportunities. Certain work efforts that have supported our growth in recent years have expired or are due to expire. Large task order awards under the Rapid Response support contract, including the CED Army Equipment Support Program, are due to expire in early 2009. A large majority of the originally proposed work on the TBPS Program has been delivered and this program is due to expire in the near future.

We believe that we are prepared to meet the challenge of replacing the expiring work. Our work in the DoD market remains strong. ELD has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2006, 2007 and the first nine months of 2008. We expect further increases in the remainder of 2008 and in future years. The recent award of the RCV Maintenance program gives us a major new source of work. We continue to seek new task order awards under the Rapid Response support contract. We have also submitted a proposal for a follow-on contract to the current Rapid Response contract. If awarded, the Government could begin issuing new task orders on this follow-on contract beginning in early 2009.

We are augmenting our core base of DoD work by emphasizing growth in our non-DoD services. These efforts have included: 1) a renewed emphasis on marketing our Energetics services that is beginning to show results in 2008, 2) work on the Treasury Seized Property Management program, and, 3) the acquisitions of ICRC in 2007 and G&B in 2008. We expect these efforts that are directed toward the growth of our work in the Federal Civil marketplace to contribute to overall future revenue growth and financial performance.

Although our current prospects for continued growth in 2009 appear to be favorable, we recognize that 2009 is a federal government transition year and government spending priorities may change in ways that we cannot predict at this time.

Funded Backlog

Revenues in government contracting businesses depend on contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the nine month periods ended September 30, 2008 and 2007, and funded contract backlog as of September 30, 2008 and 2007 is as follows:

                                                       (in millions)
                                                      2008        2007
                                                      ----        ----
        Bookings                                    $1,033        $603
        Revenue                                       $747        $455
        Funded backlog                                $706        $478

Approximately $364 million of the bookings for 2008 were on the CED Army Equipment Support Program and CED Assured Mobility Systems Program. These two programs accounted for approximately $229 million of the bookings for 2007.


VSE Stock in Employee 401(k) Plan and ESOP Accounts

We decided that employees should have an opportunity to diversify their VSE stock in their 401(k) accounts held in the VSE Corporation Employee ESOP/401(k) Plan (the "Plan") beginning with our 2008 Plan year. In January 2008, employees were notified that they may elect to transfer any portion of their 401(k) accounts that is invested in VSE stock from that investment into another investment alternative under the Plan. This right extends to all of VSE stock held under the 401(k) portion of the Plan. In addition, we have decided to terminate and liquidate the ESOP portion of the VSE Corporation Employee ESOP/401(k) Plan and, as elected by the employees, either distribute VSE stock held in the ESOP accounts to the employees or rollover such VSE Stock into an Individual Retirement Account or employee plan selected by the employee. ESOP shares were distributed to employees in the third quarter of 2008.


Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations; a replacement of FASB Statement No. 141," which will become effective for us on January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in results of operations as incurred. SFAS No. 141(R) will be effective for businesses acquired after the effective date.

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

Revenue by Contract Type

Our revenues by contract type for the nine months ended September 30, 2008 and 2007 were as follows (in thousands):


                                   2008             2007
          Contract Type          Revenues    %    Revenues    %
          -------------          --------    -    --------    -
          Cost-type . . . . .    $182,689    25   $159,932    35
          Time and materials.     533,345    71    261,889    58
          Fixed-price . . . .      31,188     4     33,204     7
                                 --------   ---   --------   ---
                                 $747,222   100   $455,025   100
                                 ========   ===   ========   ===

A significant portion of the time and materials revenues are attributable to revenues from the CED Rapid Response contract. The majority of the revenues on this contract have resulted from the pass through of subcontractor support services that have lower profit margins than the margins on our other contracts.


Results of Operations

We show certain items in the table below, including our consolidated revenues, pre-tax income, and net income, and the changes in these items for the three and nine month periods ended September 30, 2008 and 2007 (in thousands).

                         Three Months         Nine Months        Change
                     Ended September 30, Ended September 30, Three     Nine
Description            2008       2007       2008      2007   Months    Months
                       ----       ----       ----      ----   ------    ------
Revenues             $306,811  $174,692   $747,222  $455,025 $132,119  $292,197
Contract costs        297,330   168,747    723,097   438,899  128,583   284,198
                     --------  --------   --------  -------- --------  --------
Gross Profit            9,481     5,945     24,125    16,126    3,536     7,999
Selling, general and
  Administrative
  Expenses                758       576      1,829       970      182       859
Interest expense
(income), net              (5)     (161)      (118)     (532)     156       414
                     --------   -------   --------  --------  -------  --------
Income before income
  taxes                 8,728     5,530     22,414    15,688    3,198     6,726
Provision for income
  taxes                 3,419     2,171      8,738     6,053    1,248     2,685
                     --------   -------   --------  --------  -------  --------
Net Income           $  5,309   $ 3,359   $ 13,676  $  9,635  $ 1,950  $  4,041
                     ========   =======   ========  ========  =======  ========

Our revenues and contract costs increased by approximatley 76% for the three months ended September 30, 2008, as compared to the same period of 2007. Revenues increased by approximately 64% and contract costs increased by approximately 65% for the nine months ended September 30, 2008 as compared to the same period of 2007. The primary reasons for the increases are 1) increased revenues from the Army Equipment Support program and other CED task orders, including the U.S. Army PM Assured Mobility Systems and TACOM support;
2) ICRC is included in our financial results for the full three and nine month periods in 2008 compared to a shorter period in 2007 as a result of the June 2007 acquisition; 3) revenues of G&B from the April 14, 2008 date of acquisition through September 30, 2008; and 4) increases in FMD, ELD, FSS, and Energetics services.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. The increases in these expenses for the three and nine months ended September 30, 2008 as compared to the same periods of 2007 are primarily due to the amortization of intangible assets attributable to the ICRC and G&B acquisitions and to the inclusion of the acquired companies' selling, general and administrative expenses in our results in 2008.

Income before income taxes increased by approximately 58% and 43% for the three and nine month periods ended September 30, 2008 as compared to the same periods of 2007. The increases are primarily due to 1) profits from the growth of revenues on the CED Army Equipment Support program and other CED task orders; 2) the inclusion of ICRC, G&B and FSS in our operating results for the full three and nine month periods of 2008; 3) increased profitability of SED services performed on the TBPS Program; and 4) revenue increases from Energetics services.

Federal Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our Federal Group for the three and nine month periods ended September 30, 2008 and 2007 in the following table (in thousands).

                         Three Months         Nine Months         Change
                     Ended September 30, Ended September 30, Three      Nine
Description             2008     2007       2008      2007   Months     Months
-----------             ----     ----       ----      ----   ------     ------
Revenues             $188,934  $91,619   $475,400  $245,414  $97,315  $229,986
                     ========  =======   ========  ========  =======  ========
Income before income
  taxes              $  4,830  $ 2,815   $ 13,149  $  8,579  $ 2,015  $  4,570
                     ========  =======   ========  ========  =======  ========
Profit percentage        2.6%     3.1%       2.8%      3.5%

Revenues for our Federal Group increased by approximately 106% and 94% for the three and nine month periods ended September 30, 2008, as compared to the same periods for the prior year. The increases in revenues for 2008 primarily resulted from 1) revenues from the CED Army Equipment Support Program work; 2) additional work on other CED task orders, including CED's U.S. Army PM Assured Mobility Systems and TACOM support; 3) increased revenues from ELD's equipment refurbishment services; and 4) revenues from the inclusion of FSS in 2008. The increases in revenues of this segment were offset partially by a decrease in TBPS Program revenues.

Income before income taxes for our Federal Group increased by approximately 72% and 53% for the three and nine month periods ended September 30, 2008, as compared to the same periods for the prior year. The increases are primarily due to 1) the increase in revenues on the CED Army Equipment Support Program work and other CED task orders; 2) increased profitability of SED services performed on the TBPS Program; and, 3) profits from the inclusion of FSS services in our operating results in 2008. These increases in profits were partially offset by a decline in ELD profits resulting from losses on work performed in a new location in the third quarter. These losses are expected to be eliminated as the work performed at this new location becomes more fully developed. Also, a significant amount of the increase in our Federal Group revenues resulted from the CED Army Equipment Support Program work and from other CED task orders that have lower profit margins than our other work, which caused profits as a percentage of revenues to decline as compared to prior year percentages.

International Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our International Group for the three and nine month periods ended September 30, 2008 and 2007 in the following table (in thousands).

                         Three Months         Nine Months          Change
                     Ended September 30, Ended September 30,  Three      Nine
Description             2008      2007      2008      2007    Months     Months
-----------             ----      ----      ----      ----    ------     ------
Revenues               $55,577  $58,795  $156,462  $174,810  $ (3,218) $(18,348)
                       =======  =======  ========  ========  ========  ========
Income before income
  taxes                $ 1,005  $ 1,259  $  4,080  $  5,002  $   (254) $   (922)
                       =======  =======  ========  ========  ========  ========
Profit percentage         1.8%     2.1%      2.6%      2.9%


Revenues for our International Group decreased by approximately 5% and 10% for the three and nine month periods ended September 30, 2008, as compared to the same periods for the prior year. Our BAV division had approximately $36.8 mllion of 2007 revenue from a ship transfer to India that was completed in 2007, and there was no similar ship transfer in 2008. This resulted in lower BAV revenues and was the primary reason for the decreases in revenues for the International Group in 2008. Revenue increases from FMD services partially offset the decrease in revenues for this segment.

Income before income taxes for our International Group decreased by approximately 20% and 18% for the three and nine month periods ended September 30, 2008, as compared to the same periods for the prior year. The decreases resulted primarily from a reduction in the fees earned by BAV due to the lower revenues.


IT, Energy and Management Consulting Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our IT, Energy and Management Consulting Group for the three and nine month periods ended September 30, 2008 and 2007 in the following table (in thousands).

                         Three Months         Nine Months        Change
                     Ended September 30, Ended September 30, Three     Nine
Description             2008     2007       2008      2007   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues              $15,853   $3,845    $33,766   $10,698  $12,008   $23,068
                      =======   ======    =======   =======  =======   =======
Income before income
  taxes               $ 1,413   $  429    $ 3,172   $ 1,196  $   984   $ 1,976
                      =======   ======    =======   =======  =======   =======
Profit percentage        8.9%    11.2%       9.4%     11.2%


For the three and nine month periods ended September 30, 2008, revenues for our IT, Energy and Management Consulting Group increased by approximately 312% and 216%, respectively, and income before income taxes increased by approximately 229% and 165%, respectively, when compared to the same periods for the prior year. Upon our acquisition of G&B in April 2008, G&B became part of this segment. The inclusion of G&B revenues and profits in this segment's results was a major reason for the increases in 2008. Increases in Energetics' revenues and income before income taxes, primarily due to new work performed for the U.S. Department of Homeland Security, also contributed to the increases in this segment for these periods in 2008.

Infrastructure Group Results

We show consolidated revenues and income before income taxes and the changes in these items for our Infrastructure Group for the three and nine month periods ended September 30, 2008 and 2007 in the following table (in thousands).
                         Three Months         Nine Months        Change
                     Ended September 30, Ended September 30, Three     Nine
Description             2008     2007       2008      2007   Months    Months
-----------             ----     ----       ----      ----   ------    ------
Revenues               $46,443  $20,449   $81,581  $24,068  $25,994   $57,513
                       =======  =======   =======  =======  =======   =======
Income before income
  taxes                $ 2,011  $ 1,469   $ 3,369  $ 1,636  $   542   $ 1,733
                       =======  =======   =======  =======  =======   =======
Profit percentage         4.3%     7.2%      4.1%     6.8%

This segment consists of our ICRC subsidiary. Revenues for the three month period ended September 30, 2008 increased by approximately 127%, and income before income taxes increased by approximately 37%, when compared to the same period for the prior year. The primary reason for the increases relates to certain permitting issues associated with the POA Project. In 2007, ICRC work on the POA Project was delayed while waiting for receipt of environmental permitting prior to proceeding with the next phase of the project. This permitting was issued in August 2007, but revenues and profits were affected prior to receiving it. ICRC's results for 2008 were not affected by such permitting issues.

Our consolidated results of operations include ICRC revenues and income for the nine month period ended September 30, 2008 whereas our 2007 results include ICRC revenues and income only from the June 4, 2007 acquisition date through September 30, 2007.


Financial Condition

Our financial condition did not change materially in the first three quarters of 2008. The acquisition of G&B resulted in changes to some of our assets and liabilities including increases in bank borrowings, goodwill, and intangible assets.


Liquidity and Capital Resources

Cash Flows

Our cash and cash equivalents increased by approximately $1 million during the first nine months of 2008 as compared to a decrease of approximately $1.1 million for the first nine months of 2007. The reason for this difference is that in 2007 we used cash on hand to supplement cash provided by operating activities and financing activities to pay for investing activities whereas in 2008 we funded our investing activities entirely with operating activities and financing activities.

Cash provided by operating activities increased by approximately $7.4 million in the first nine months of 2008 as compared to the same period of 2007. Approximately $4 million of this increase was due to the increase in net income, approximately $3.2 million was due to an increase in depreciation and amortization and other non-cash operating activities, and the remainder was due to changes in the levels of working capital components such as accounts receivable, contract inventories, accounts payable, and accrued expenses that are associated with our contract requirements and billing and collections cycle.

Cash used in investing activities increased by approximately $7.7 million in the first nine months of 2008 as compared to the same period of 2007. This was due to making a larger business acquisition in 2008 as compared to the acquisition made in 2007 and to an increased level of investment in property and equipment in 2008 as compared to 2007.

Cash provided by financing activities increased by approximately $2.5 million in the first nine months of 2008 as compared to the same period of 2007. This increase was primarily due to an increase in borrowings on our bank loan to help finance our investing activities.

We paid quarterly cash dividends totaling $.125 per share during the first three quarters of 2008. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity come mostly from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenue and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform and by the timing of large material purchases and subcontractor efforts used in on our contracts.

From time to time, we may also invest in the acquisition of another company. Our acquisitions of ICRC in 2007 and G&B in 2008 required a significant use of our cash. While there are no firm plans for any specific additional acquisitions at this time, we continue to seek opportunities for growth through acquisitions.

We may also invest in expansion, improvement, and maintenance of our operational and administrative facilities. We invested in the construction of an additional 40,000 square feet of warehouse and shop space at our Ladysmith, Virginia facility. Construction of this additional space was completed in the second quarter of 2008 at a final cost of approximately $6.2 million. We may make additional investments in operational or administrative facilities in 2008 and in future years.

Our external liquidity consists of a bank loan agreement that provides us with revolving loan financing based on our accounts receivable (see "Notes to Consolidated Financial Statements").

We do not use public debt security financing. Our bank continues to maintain good financial strength ratings from the ratings services and we believe that we are well positioned to obtain financing from other banks if the need should arise. Accordingly, we do not believe that the current turbulence in the financial markets will have an adverse negative impact on our ability to finance our business, financial condition, or results of operations.


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

During 2008, we have signed eight new facility leases for office and warehouse space for various terms for an aggregate amount of approximately $10.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a summary of our other contractual obligations.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                               VSE CORPORATION




 Date:  October 30, 2008              /s/ M. A. Gauthier
                                      __________________________________
                                      M. A. Gauthier
                                      President,
                                      Chief Executive Officer and
                                      Chief Operating Officer



 Date:  October 30, 2008              /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)
































                                    -26-