Form 10-K
period 2008-12-31
VSE CORP
filed 2009-03-03
CIK 102752

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008    Commission File Number:  0-3676

                               VSE CORPORATION
            (Exact Name of Registrant as Specified in its Charter)
            DELAWARE                                            54-0649263
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

       2550 Huntington Avenue
        Alexandria, Virginia                     22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)         (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
Common Stock, par value $.05 per share      The NASDAQ Global Select Market

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [ ]    No [x]

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2008, was approximately $100.7 million based on the last reported sales price of the Registrant's common stock on the Nasdaq National Market as of that date.

Number of shares of Common Stock outstanding as of March 3, 2009: 5,104,842.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 5, 2009, are incorporated by reference into Part III of this report.


                         TABLE OF CONTENTS


									    Page
                                                                            ----
PART I

ITEM 1.	        Business . . . . . . . . . . . . . . . . . . . . . . . . .    4
ITEM 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . .    8
ITEM 1B.	Unresolved Staff Comments  . . . . . . . . . . . . . . . .   11
ITEM 2.	        Properties . . . . . . . . . . . . . . . . . . . . . . . .   11
ITEM 3.	        Legal Proceedings	 . . . . . . . . . . . . . . . . .   11
ITEM 4.	        Submission of Matters to a Vote of Security Holders  . . .   11
                Executive Officers of the Registrant . . . . . . . . . . .   12

PART II

ITEM 5.	        Market for Registrant's Common Equity, Related Stockholder
		Matters and Issuer Purchases of Equity Securities. . . . .   15
ITEM 6.	        Selected Financial Data	 . . . . . . . . . . . . . . . . .   18
ITEM 7.	        Management's Discussion and Analysis of Financial
		Condition and Results of Operations  . . . . . . . . . . .   19
ITEM 7A.	Quantitative and Qualitative Disclosures About
		Market Risks . . . . . . . . . . . . . . . . . . . . . . .   35
ITEM 8.	        Financial Statements and Supplementary Data  . . . . . . .   36
ITEM 9.	        Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure  . . . . . . . . . . .   60
ITEM 9A.	Controls and Procedures  . . . . . . . . . . . . . . . . .   60
ITEM 9B.	Other Information  . . . . . . . . . . . . . . . . . . . .   63


PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance . .   63
ITEM 11.	Executive Compensation . . . . . . . . . . . . . . . . . .   63
ITEM 12.	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters . . . . . . . .   63
ITEM 13.	Certain Relationships and Related Transactions, and  . . .
                Director Independence  . . . . . . . . . . . . . . . . . .   63
ITEM 14.	Principal Accountant Fees and Services . . . . . . . . . .   63

PART IV

ITEM 15.	Exhibits, Financial Statements and Schedules . . . . . . .   63

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   65

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 66-75






Forward Looking Statements

       	This filing contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business" (Items 1, 1A, 2 and 3), and "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.









































                                    Part I



ITEM 1. Business

(a)	   General Background

       	VSE Corporation was incorporated in Delaware in 1959 and serves as a centralized management and consolidating entity for our business operations. Our business operations are managed under groups that consist of one or more unincorporated divisions or wholly owned VSE subsidiaries that perform our work. Our Federal Group consists of our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Our International Group consists of our BAV Division ("BAV"), Coast Guard Division ("VCG"), and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics") and G&B Solutions, Inc. ("G&B"). Our Infrastructure Group consists of our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC"). The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

       	Our business operations consist primarily of diversified program management, logistics, engineering, IT, construction program and consulting services performed on a contract basis. Almost all of our contracts are with agencies of the United States Government (the "government") and other government prime contractors. Our customers also include non-government organizations and commercial entities.

       	We seek to provide our customers with competitive, cost-effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products and an in-depth understanding of the basic requirements for effective systems and equipment.

(b)   Financial Information

       	Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal, which generated approximately 64% of our revenues in 2008; 2) International, which generated approximately 21% of our revenues in 2008; 3) IT, Energy and Management Consulting, which generated approximately 5% of our revenues in 2008; and 4) Infrastructure, which generated approximately 10% of our revenues in 2008. Additional financial information for our reportable segments appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)  Description of Business

Services and Products

       	Our services include a broad array of capabilities and resources that support military, federal civil, and other government systems, equipment and processes. We are focused on creating, sustaining and improving the systems, equipment and processes of government through core offerings in program management, logistics, engineering, IT, construction program, and consulting services.

	Typical projects include sustaining engineering support for military vehicles and combat trailers; military equipment refurbishment and modification; military vehicle ballistic protection systems; ship maintenance, repair, overhaul planning and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; life cycle support for ships; ship communication systems; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer local area network ("LAN"), and telecommunications systems; cross-platform technical data; product data; technical manual development and support; information technology management consulting, services, and solutions; and large-scale port engineering development and construction management.

	See Item 7 "Management's Discussion and Analysis of Financial Information and Results of Operation" for more information regarding VSE's business.

Contracts

       	Depending on solicitation requirements and other factors, we offer our professional and technical services and products through various competitive contract arrangements and business units which are responsive to customer requirements and which may also provide an opportunity for diversification. Such arrangements may include prime contracts, subcontracts, cooperative arrangements, joint ventures, General Services Administration ("GSA") schedules, dedicated cost centers (divisions) and subsidiaries. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services.

       	Almost all of our revenues are derived from contract services performed for Department of Defense ("DoD") agencies or for Federal Civil agencies. The U.S. Army, Army Reserve and U.S. Navy are our largest customers. Other significant customers include the Department of Treasury, the Department of Transportation, the Department of Energy and the Department of Interior. To a lesser degree, our customers also include various other government agencies, non-government organizations, and commercial entities.

                             Revenues by Customer
                            (dollars in thousands)


                             2008              2007              2006
Customer                   Revenues     %    Revenues     %    Revenues     %
--------                   --------     -    --------     -    --------     -
U.S. Army/Army Reserve   $  625,237    9.9   $344,296   52.7   $174,473   48.0
U.S. Navy                   195,792   18.8    189,534   29.0    164,788   45.3
U.S. Air Force               10,720    1.0      4,628    0.7      4,579    1.2
                         ----------  -----   --------  -----   --------  -----
Total - DoD                 831,749   79.7    538,458   82.4    343,840   94.5

Department of
  Transportation             89,873    8.6     30,977    4.7          -    0.0
Department of
  U.S. Treasury              57,021    5.5     55,020    8.4      2,392    0.7
Department of Interior       19,156    1.8      1,053    0.2          -    0.0
Department of Energy         12,812    1.2     10,537    1.6      9,420    2.5
Other government             29,748    2.9     11,427    1.8      5,683    1.6
                         ----------  -----   --------  -----   --------  -----
Total - Federal Civil
  Agencies                  208,610   20.0    109,014   16.7     17,495    4.8

Commercial                    3,376    0.3      5,692    0.9      2,399    0.7
                         ----------  -----   --------  -----   --------  -----
Total                    $1,043,735  100.0   $653,164  100.0   $363,734  100.0
                         ==========  =====   ========  =====   ========  =====


	The government's procurement practices sometimes include the bundling of various work efforts under large comprehensive management contracts
("omnibus"). As a result, the growth opportunities available to us can occur in large, unpredictable increments. We have pursued these larger efforts by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as on work performed by our own personnel. As a result, the use of such teaming arrangements may lower our overall profit margins in some years. Although the government's practice of using omnibus multiple award contracts is expected to continue, we also have opportunities to compete for other contracts requiring our specific areas of expertise. We are positioned to pursue these opportunities while continuing to use subcontractor teams to compete for the omnibus contracts.

	Our contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by our own employees and from pass-through of costs for work performed by our subcontractors and for materials. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned.

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

       	Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On some fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, typically ratably over the service period. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

Backlog

       	Funded backlog for government contracts represents a measure of our potential future revenues. Funded backlog is defined as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our funded backlog as of December 31, 2008, is approximately $567 million. Funded backlog as of December 31, 2007 and 2006 was approximately $408 million and $299 million, respectively. The increases in funded backlog during these years are due to increases in funding on our existing programs and the funding received on new programs. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and the ultimate availability of funds.

       	In addition to the funded backlog levels, we have contract ceiling amounts available for use on multiple award, indefinite delivery, indefinite quantity contracts with the U.S. Army, U.S. Air force, and U.S. Navy. While these contracts increase the opportunities available to us to pursue future work, the amount of future work is not determinable until delivery orders are placed on the contracts. Additionally, these delivery orders must be funded by the procuring agencies before we can perform work and begin earning revenues from them.

Marketing

	Our marketing activities are led by our Corporate Vice President of Marketing and performed by our professional staff of engineers, analysts, program managers, contract administrators and other personnel. These activities are centrally coordinated through our Corporate Marketing Department. Information concerning new programs and requirements becomes available in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations and commercial entities.

Personnel

	Services are provided by our staff of professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2008, we had 1,920 employees, an increase from 1,223 over the prior year. Principal categories include (a) engineers and technicians in mechanical, electronic, chemical, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, (f) logisticians, and
(g) construction and environmental specialists. The expertise required by our customers also frequently includes knowledge of government administrative procedures. Many of our employees have had experience as government employees or have served in the U.S. Armed Forces.

Competition

	The professional and technical services industry in which we are engaged is very competitive. There are numerous other organizations, including large, diversified firms with greater financial resources and larger technical staffs that are capable of providing the same services offered by us. These companies may be publicly owned or privately held or may be divisions of much larger organizations, including large manufacturing corporations.

	Government agencies have emphasized awarding contracts on a competitive basis as opposed to a sole source or other non-competitive basis. Most of the significant contracts that we currently perform were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by GSA. GSA provides a schedule of services at fixed prices which may be ordered outside of the solicitation process. We have seven GSA schedule contracts for different classes of services. There is no assurance regarding the level of work we may obtain under these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business, thereby intensifying competition.

	It is not possible to predict the extent and range of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments. We believe the principal competitive factors for our business are technical and financial qualifications, past performance and low price.

	Government acquisition policies and procedures often emphasize factors that can present challenges to our efforts to win new business, and may make it difficult for us to qualify as a potential bidder. For example, past performance may be used to exclude entrance into new government markets, and multiple-award schedules may result in unequal contract awards between successful contractors.

Available Information

	Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. They are available free of charge through our website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission ("SEC").

ITEM 1A.  Risk Factors

	Our future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in other filings with the SEC.


Our work on large program efforts presents a risk to revenue and profit growth and sustainability.

       The eventual expiration of such programs, or the loss of or disruption of revenues on a single contract, presents the potential for a sudden drop in revenues and profits. The loss of these revenues could further erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work.

       One recent contract action may present us with this risk. The U. S. Army informed us in January 2009 that they would not consider our proposal for a new contract to succeed our current R2 Program contract. We protested this decision and in February 2009, we were informed that our protest was dismissed based on the protest being premature. The notice of dismissal states the U.S. Army was entitled to delay debriefing bidders until after the award of the successor contract is granted. The U.S. Army was also encouraged to provide us a comprehensive post-award debriefing in accordance with applicable regulations. We are evaluating our options regarding this matter, including the filing of a protest after the award of the successor contract.

Federal procurement directives could result in a loss of work on current programs to set-asides and omnibus contracts.

       	Our business with the government is subject to the risk that one or more of our potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business
Administration, or may be bundled into omnibus contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

Funding uncertainties for federal programs could adversely affect our ability to continue work on our government contracts.

       	Government contract business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by political and administrative disagreements within the government. To date, the effect of such negotiations and disagreements has not been material, but no assurances can be given about such risks with respect to future years.

	Global economic conditions and political factors could adversely affect revenues on current programs.

	Revenues from our CED Army Equipment Support, CED Assured Mobility Systems Program, BAV Ship Transfer and other programs for which work is performed in foreign countries are subject to political risks posed by the ongoing conflicts in the Middle East and potential terrorist activity. A significant amount of our revenues in recent years has resulted from the U.S. military involvement in Iraq and Afghanistan, and an end to such U.S. military involvement in the future could cause a decrease in our revenues. Similarly, a change in the political landscape in Egypt or other client countries could cause a decrease in our revenues. International tensions can also affect our work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during those times. Adverse results arising from these global economic and political risks could have a material adverse impact on our results of operations.


We are exposed to contractual and financial liabilities if our subcontractors do not perform satisfactorily.

       	A large percentage of our contract work is performed by subcontractors, which raises certain government compliance, performance and financial risks. While subcontractor terms generally specify the terms and performance for which the subcontractor is liable to us, if any unsatisfactory performance or compliance failure occurs on the part of subcontractors, we must still bear the cost to remedy these deficiencies on our prime contracts.

Investments in facilities could cause losses if certain work efforts are disrupted or discontinued.

       We have made investments in facilities and lease commitments to support specific business programs, work requirements, or service offerings. A slowing or disruption of these business programs, work requirements, or service offerings that results in operating at less than intended levels could cause us to suffer financial losses.

Environmental and pollution risks could potentially impact our financial results.

       We are exposed to certain environmental and pollution risks due to the nature of some of the contract work we perform. Costs associated with pollution clean up efforts could potentially have an adverse impact on financial results.

As a Government contractor, we are subject to a number of procurement rules and regulations that could expose us to potential liabilities or loss of work.

       	We must comply with and are affected by laws and regulations relating to the award, administration and performance of Government contracts.
Additionally, we are responsible for subcontractor compliance with these laws and regulations. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs to us.
A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of contracts or debarment from bidding on contracts.

       	In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any government contract or subcontract at their convenience, as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we would normally be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-type contract, we would normally be entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

       	A termination for default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, the Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of services provided by us as a subcontractor.

Our business could be adversely affected by a negative audit by the Government.

       Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The Government also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the Government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made.

Our earnings and margins may vary based on the mix of contracts and programs.

       Our business includes both cost-type and fixed-price contracts. Cost-type contracts generally have lower profit margins than fixed-price contracts. Typically the use of subcontractors and large material purchases on government contracts does not allow for profit margins that are as high as compared to work performed by our own personnel. The use of subcontractors and large material purchases may lower our overall profit margins in some years.

We use estimates in accounting for our programs. Changes in estimates could affect future financial results.

       We use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include contract disallowance and self insured health claims, and estimated cost to complete on certain fixed-price contracts.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect financial results and financial position.

       Changes to Generally Accepted Accounting Principles in the United States ("GAAP") arise from new and revised standards, interpretations and other guidance issued by the Financial Accounting Standards Board, the SEC, and others. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes could result in unanticipated effects on results of operations, financial position and other financial measures.

The nature of our operations and significant increases in revenues in recent years present certain challenges related to work force management.

       Our financial performance is heavily dependent on the abilities of our administrative and operating staffs with respect to technical skills, operating performance, pricing, cost management, and administrative and compliance efforts. A wider diversity of contract types, nature of work, work locations, and increased legal and regulatory complexities means that our staff and skill sets are spread much thinner than in years prior to our rapid growth. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can lead to lost work, reduced profit margins, and losses from cost overruns or performance deficiencies.


ITEM 1B.  Unresolved Staff Comments

	None


ITEM 2.    Properties

       	Our principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by us through April 30, 2013. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. We also provide services and products from approximately 36 leased facilities located near customer sites to facilitate communications and enhance project performance. These facilities are generally occupied under short-term leases and currently include a total of approximately 1.5 million square feet of office and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from several locations outside of the United States, generally at foreign shipyards or U.S. military installations.

       	We own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 45 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 57,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We use these properties primarily to provide storage, maintenance and refurbishment services for military equipment and to supplement our Alexandria, Virginia, office and shop facilities.


ITEM 3.    Legal Proceedings

       	We have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


ITEM 4.    Submission of Matters to a Vote of Security Holders

       	No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2008.


















                    EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth information concerning VSE's executive officers as of February 20, 2009. Each person named has served as an executive officer of VSE, or has served in a similar executive capacity in VSE, for more than the past five years, except for Messrs. Gauthier, Hollstein, Kiernan, Lexo, Reed, Williams, and Ms. Williams (no family relationship). The executive officers are appointed annually to serve until the first meeting of VSE's Board of Directors (the "Board") following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

Name			         Age     Position with Registrant
----                             ---     ------------------------

Thomas G. Dacus 	          63 	 Executive Vice President and President,
                                         Federal Group

Donald M. Ervine 	          72 	 Executive Chairman of the Board of
                                         Directors

Maurice A. Gauthier	          61	 Director, Chief Executive Officer,
                                         President and Chief Operating Officer

Michael E. Hamerly 	          63 	 Executive Vice President and President,
                                         International Group

Randy W. Hollstein	          52	 Vice President - Marketing

Thomas M. Kiernan	          41	 Vice President, General Counsel and
                                         Assistant Secretary

James M. Knowlton 	          66 	 Executive Vice President, International
                                         Group

James W. Lexo, Jr. 	          60	 Executive Vice President, Strategic
                                         Planning and Business Initiatives and
                                         Chief Executive Officer and Vice
                                         Chairman of the Board of Directors,
                                         ICRC

Thomas R. Loftus 	          53 	 Executive Vice President and Chief
                                         Financial Officer

James E. Reed 	                  60 	 President, IT, Energy and Management
                                         Consulting Group

Craig S. Weber 	                  64 	 Executive Vice President and Secretary

Carl E. Williams 	          56 	 President, Infrastructure Group

Crystal R. Williams               45 	 Vice President - Contracts


       Mr. Gauthier joined VSE in April 2008 as Chief Executive Officer, President and Chief Operating Officer. He was elected as a VSE director by the Board on February 23, 2009. Mr. Gauthier completed a distinguished military career of over 28 years of service, retiring in 1997 as a Navy Captain and board certified Department of Defense Major Program Manager. Mr. Gauthier worked for VSE from October 1997 through February 1999 as Vice President and Chief Technology Officer, and as Director of Strategic Planning and Business Development, before joining the Nichols Research Corporation Navy Group as its President. With the acquisition of Nichols Research Corporation by Computer Sciences Corporation ("CSC") in 1999, Mr. Gauthier served as Vice President of CSC's Advanced Marine Center. His most recent assignment with CSC was as Vice President and General Manager of CSC's Navy and Marine Corps Business Unit where he was responsible for the overall leadership and financial performance of a 2,500-person organization providing systems engineering, technical, information technology and telecommunications support to U.S. Navy and Marine Corps customers. Mr. Gauthier earned a Bachelor of Science degree at the U.S.

Naval Academy in 1969. He received a Master of Science degree in Systems Engineering in 1976 from the U.S. Naval Postgraduate School, Monterey, CA. He is a graduate of the Defense Acquisition University's Defense Systems Management College (1988) and of the Advanced Executive Program (1993) and the International Marketing Program (1994) offered by the Kellogg Graduate School of Management at Northwestern University.

       Mr. Hollstein joined VSE in August 2008 as Corporate Vice President of Marketing. Mr. Hollstein has over 30 years of experience as a naval officer and defense industry professional. Mr. Hollstein served in the U.S. Navy as a surface warfare officer before leaving to join industry. He has worked in several leading companies at increasing levels of responsibility in program management, government relations and business development. Before joining VSE, Mr. Hollstein was Senior Director of Business Development for Maersk Line, Limited where he was responsible for all business development activities related to maritime and maritime security opportunities. In prior assignments at other companies, he has been responsible for business development with Navy, Marine Corps, Coast Guard and Army clients and for developing new business with other government agencies including DHS, MDA, NOAA and DFAS. His marketing experience encompasses both products and services. Mr. Hollstein is a 1978 graduate of Babson College in Wellesley, Massachusetts, where he earned a Bachelor of Science degree in Business Management.

       Mr. Kiernan joined VSE in November 2008 as Vice President, General Counsel, and Assistant Secretary. Prior to joining VSE, Mr. Kiernan served as Vice President, General Counsel and Secretary for Intelsat General Corporation (2003-2008), a subsidiary of Intelsat, Ltd. serving Government and commercial customers. At Intelsat General Corporation, Mr. Kiernan was responsible for managing legal and regulatory compliance and directing the administration support group, including human resources, security and contracts. Prior to joining Intelsat General Corporation, Mr. Kiernan served as a member of the Intelsat, Ltd., Office of General Counsel (2000-2003) where he was responsible for legal support for satellite and launch programs, as well as for real estate, procurement and intellectual property issues. Prior to joining Intelsat, Mr. Kiernan served as corporate counsel for SRA Life Sciences (1994-
2000), a technology consulting services company supporting the U.S. Departments of Defense and Energy, the EPA, and Federal health agencies. Mr. Kiernan is a graduate of Virginia Tech University (B.A., Political Science,
1990) and George Mason University School of Law (J.D., 1994). He is a member of the Virginia State Bar.

       Mr. Lexo joined VSE in 2007 as Executive Vice President of Strategic Planning and Business Initiatives, as well as Chief Executive Officer and Vice Chairman of the Board of Directors of VSE's wholly owned subsidiary ICRC. Mr. Lexo has served as Chief Executive Officer of ICRC since 1996.

       Mr. Reed joined VSE in 2005 as Chief Operating Officer of VSE's wholly owned subsidiary Energetics, and since April, 2005, he has served as Energetics' President. Mr. Reed was a founder of Energetics in 1979 and served as an officer of Energetics from 1979 to 2001. He provided senior-level consulting services to government and private clients as a sole proprietor during the period 2001 through 2004. Mr. Reed is a Registered Professional Engineer in Maryland. He was appointed President of VSE's IT, Energy and Management Consulting Group in 2008.

       Mr. Carl Williams joined VSE in 2007 as President and Chief Operating Officer of ICRC. Mr. Williams completed 23 years of service in the U.S. Navy, retiring as Commander. He joined ICRC as its Executive Vice President of Operations in 2000 and has served as Chief Operating Officer of ICRC since 2003. Mr. Williams was appointed President of VSE's Infrastructure Group in 2008.

       Ms. Crystal Williams joined VSE in December 2008 as Corporate Vice President - Contracts. Prior to joining VSE, Ms. Williams was Contracts Director for the North American Public Sector at CSC. She began her CSC career in 1994. Prior to joining CSC, Ms. Williams provided contract administration services at ICF Kaiser International and at Dynamic Concepts Inc. Ms. Williams

is a graduate of George Mason University (B.S., Public Administration, 1986) and has earned continuing education credits in contracts and marketing at the American Graduate University and at George Mason University, Continuing Education.

	Mr. Knowlton resigned as President, International Group, effective January 5, 2009. He continues to support VSE business development efforts and is planning to retire in mid-2009, completing more than 25 years of service to the Company.






































                                   PART II


ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters	and Issuer Purchases of Equity Securities

(a)	Market Information

       VSE common stock, par value $.05 per share, is traded on the Nasdaq Global Select Market, trading symbol, "VSEC," Newspaper listing, "VSE."

       The following table sets forth the range of high and low sales price (based on information reported by the Nasdaq Global Select Market) and cash dividend per share information for our common stock for each quarter and annually during the last two years.


	Quarter Ended		 High		 Low		Dividends

	2007:
	March 31 . . . . . . .  $46.81          $33.31	          $.035
        June 30  . . . . . . .   68.00  	 33.67	           .040
        September 30 . . . . .   56.77  	 33.48	           .040
        December 31  . . . . .   63.00 	         45.54	           .040
              For the Year	$68.00          $33.31  	  $.155

	2008:
	March 31 . . . . . . .  $49.69          $22.72	          $.040
        June 30  . . . . . . .   35.46  	 27.50	           .045
        September 30 . . . . .   43.00   	 24.86	           .045
        December 31  . . . . .   40.32 	         23.00	           .045
              For the Year      $49.69          $22.72  	  $.175


(b)	Holders

       As of February 6, 2009, VSE common stock, par value $.05 per share, was held by approximately 322 stockholders of record. The number of stockholders of record is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

(c)	Dividends

       	In 2007 cash dividends were declared quarterly at the annual rate of $.14 per share through March 31, 2007, and at the annual rate of $.16 per share commencing June 11, 2007.

       	In 2008 cash dividends were declared quarterly at the annual rate of $.16 per share through March 31, 2008, and at the annual rate of $.18 per share commencing June 3, 2008.

       	Pursuant to our bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements"), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.












(d)	Equity Compensation Plan Information


Compensation Plans

       We have three compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors: (i) The VSE Corporation 2004 Stock Option Plan, (ii) the VSE Corporation 2004 Non-employee Directors Stock Plan and (iii) the VSE Corporation 2006 Restricted Stock Plan.

       In December 2005, the Board directed VSE to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE's common stock, under VSE's 2004 Stock Option Plan (the "2004 Plan"). The options outstanding under the 2004 Plan and predecessor 1998 Stock Option Plan were not affected by this Board action.

       The following table provides information about our equity compensation plans as of December 31, 2008:


                                                          Number of Shares
                                                             Remaining
                                                           Available for
                         Number of         Weighted       Future Issuance
                        Shares to be       Average         Under Equity
                        Issued upon        Exercise      Compensation Plans
                        Exercise of        Price of      (excluding shares
                        Outstanding       Outstanding      reflected in
                          Options           Options      column (a))(1)(2)
Plan Category               (a)               (b)               (c)
-------------           ------------      -----------    -------------------
Equity compensation
plans approved by
stockholders  . . . . .    41,500           $12.59            803,314

Equity compensation
plan not approved
by stockholders . . . .         -                -              5,831

Total                      41,500           $12.59            809,145

(1) At December 31, 2008, 575,000, and 228,314 shares of VSE common stock were available under the 2004 Stock Option Plan, the 2004 Non-employee Directors Stock Plan and the 2006 Restricted Stock Plan, respectively.

(2) Includes 5,831 shares of VSE common stock, with subsequent vesting and issuance dates, awarded to Maurice A. Gauthier on April 28, 2008, as an inducement material to Mr. Gauthier entering into an employment agreement with VSE to become VSE's Chief Executive Officer and President. Such issuance of common stock was approved by a majority of VSE's independent directors. Subject to the term of Mr. Gauthier's Employment Agreement not having terminated, the Employment Agreement provides for vesting and issuance dates for the 5,831 shares as follows: 25% of the shares will be vested and issued to Mr. Gauthier on April 28 of 2009 and 2010, and 50% of the shares will be vested and issued to Mr. Gauthier on April 28, 2011.



Performance Graph
       Set forth below is a line graph comparing the cumulative total return of VSE common stock with (a) a performance index for the broad market (NASDAQ Global Select Market) in which VSE common stock is traded and (b) a published industry index. VSE common stock is traded on the NASDAQ Global Select Market, and our industry group is engineering and technical services (formerly SIC
Code 8711). Accordingly, the performance graph compares the cumulative total return for VSE common stock with (a) an index for the NASDAQ Global Select Market (U.S. companies) ("NASDAQ Index") and (b) a published industry index for SIC Code 8711 ("Industry Index").

                                [insert graph]


*	Total return assumes reinvestment of dividends and assumes $100 invested on December 31, 2003, in VSE common stock, the NASDAQ Composite, and the Peer Group.
                               Performance Graph Table

	             2003    2004    2005    2006    2007    2008
                     ----    ----    ----    ----    ----    ----

VSE 	              100     192     323     262     759     613
NASDAQ Composite      100     110     113     127     138      80
Peer Group	      100     114     167     208     429     207
































ITEM 6.    Selected Financial Data
------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                            Years ended December 31,
                                                 2008       2007       2006      2005      2004
                                                 ----       ----       ----      ----      ----
Revenues . . . . . . . . . . . . . . . . .  $1,043,735   $653,164   $363,734  $280,139  $216,011
                                            ==========   ========   ========  ========  ========

Net income . . . . . . . . . . . . . . . .  $   19,040   $ 14,102   $  7,789  $  6,169  $  3,444
                                            ==========   ========   ========  ========  ========

Basic earnings per share . . . . . . . . .  $     3.75   $   2.85   $   1.64  $   1.33  $    .77
                                            ==========   ========   ========  ========  ========

Diluted earnings per share . . . . . . . .  $     3.74   $   2.82   $   1.61  $   1.29  $    .75
                                            ==========   ========   ========  ========  ========

Working capital  . . . . . . . . . . . . .  $   24,179   $ 24,756   $ 25,646  $ 22,028  $ 15,748
                                            ==========   ========   ========  ========  ========

Total assets . . . . . . . . . . . . . . .  $  275,966   $171,771   $ 98,535  $ 73,833  $ 60,352
                                            ==========   ========   ========  ========  ========

Stockholders' equity . . . . . . . . . . .  $   76,123   $ 56,376   $ 38,236  $ 30,151  $ 23,043
                                            ==========   ========   ========  ========  ========

Cash dividends per common share  . . . . .  $    0.175   $  0.155   $   0.14  $   0.12  $   0.10
                                            ==========   ========   ========  ========  ========

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
















ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Organization

       	Our business operations consist primarily of diversified program management, logistics, engineering, IT, construction program and consulting services performed on a contract basis. Substantially all of our contracts are with government agencies and other government prime contractors.

       	Our business operations are managed under groups that consist of one or more divisions or wholly owned VSE subsidiaries that perform our work. Our Federal Group consists of our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS"), Management Sciences Division ("MSD"), and Systems Engineering
Division ("SED"). Our International Group consists of our BAV Division
("BAV"), Coast Guard Division ("VCG"), and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics") and G&B Solutions, Inc. ("G&B"). Our Infrastructure Group consists of our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC").

Customers and Services

	We provide program management, logistics, engineering, IT, construction program, and consulting services to the government, other government prime contractors, and commercial entities. Our largest customer is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army and Air Force. We also provide services to various Federal Civil customers.

                            Revenues by Customer
                           (dollars in thousands)


                             2008              2007              2006
Customer                   Revenues     %    Revenues     %    Revenues     %
--------                   --------     -    --------     -    --------     -
U.S. Army/Army Reserve   $  625,237    9.9   $344,296   52.7   $174,473   48.0
U.S. Navy                   195,792   18.8    189,534   29.0    164,788   45.3
U.S. Air Force               10,720    1.0      4,628    0.7      4,579    1.2
                         ----------  -----   --------  -----   --------  -----
Total - DoD                 831,749   79.7    538,458   82.4    343,840   94.5

Department of
  Transportation             89,873    8.6     30,977    4.7          -    0.0
Department of
  U.S. Treasury              57,021    5.5     55,020    8.4      2,392    0.7
Department of Interior       19,156    1.8      1,053    0.2          -    0.0
Department of Energy         12,812    1.2     10,537    1.6      9,420    2.5
Other government             29,748    2.9     11,427    1.8      5,683    1.6
                         ----------  -----   --------  -----   --------  -----
Total - Federal Civil
  Agencies                  208,610   20.0    109,014   16.7     17,495    4.8

Commercial                    3,376    0.3      5,692    0.9      2,399    0.7
                         ----------  -----   --------  -----   --------  -----
Total                    $1,043,735  100.0   $653,164  100.0   $363,734  100.0
                         ==========  =====   ========  =====   ========  =====

Segments

       	Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Infrastructure.

       	Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other government agencies. The divisions in this group include CED, ELD, FSS, MSD and SED.

       	CED - CED is dedicated to supporting the Army's Communications and Electronics Command ("CECOM") in the management and execution of the Rapid Response ("R2") Program, which supports clients across DoD and the government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A large portion of our current work on this program is related to the U.S. military involvement in Iraq and Afghanistan. The contract supporting the R2 Program is scheduled to expire in January 2011.

       CED Army Equipment Support Program - Our CED division has a program on its Rapid Response support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Our revenues on this program were approximately $320 million for the year ended December 31, 2008 and approximately $219 million for the year ended December 31, 2007. Most of the services on this program are provided by our subcontractor. Profit margins on subcontract work such as this are lower as compared to other programs where work is performed by our own personnel. We provide certain program management services and we are accountable for contract performance and compliance as the prime contractor. Program work on current task orders is scheduled to expire in February 2009.

       CED Assured Mobility Systems Program - Our CED division has a program on its Rapid Response support contract to provide technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command ("TACOM"). Our revenues on this program were approximately $93 million for the year ended December 31, 2008 and approximately $28 million for the year ended December 31, 2007. In January 2009, we were awarded a $389 million follow-on task order on this program for work that will run through January 2011.

       RCV Modernization Program - We were awarded a task order on our Rapid Response support contract for a program to provide maintenance work on U.S. Army Route Clearance Vehicles in Kuwait (the "RCV Modernization Program") in September 2008. We expect the initial phase of this program to run for two years under contractual coverage of approximately $194 million.

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

       	FSS - We formed FSS in June 2007 to provide worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment, including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives and Field Support Teams in areas of combat operations and austere environments.

       	MSD - MSD provides services for product and process improvement, supporting a variety of Government and commercial clients. MSD provides training, consulting, and implementation support in the areas of: Enterprise Excellence, Lean Six Sigma, process and product optimization, project management, leadership quality engineering, Integrated Product and Process Development, and reliability engineering. MSD's services range from individual improvement projects to global organizational change programs.

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

       	International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. The divisions in this Group include BAV, FMD and VCG.

       	BAV - Through BAV, we provide assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries by providing program management, engineering, technical support, logistics services for ship reactivations and transfers and follow-on support. Our expertise includes: ship reactivation/transfer, overhaul and maintenance, follow-on technical support, FMS integrated logistics support, engineering and industrial services, training and spare and repair parts support. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. Changes in the level of activity associated with the Navy's ship transfer program have caused quarterly and annual revenue fluctuations.

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

       	Contract Field Teams Program - In July 2008, our FMD division was awarded one of several prime contracts to support the United States Air Force Contract Field Teams ("CFT") Program. The CFT Program awards have a maximum ceiling of approximately $10.12 billion. Under the program, we are providing rapid deployment and long-term support services for a variety of Air Force requirements to maintain, repair and modernize equipment and systems. While our revenues under the contract cannot be predicted; however, the award provides us with the opportunity to compete for and expand our work performed for the Air Force.

       	VCG - VCG provides the U.S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. VCG's core competencies include pre-transfer joint vessel inspections, reactivations, crew training, transit assistance, heavy-lift contracting, logistics support, technical support and overseas husbandry.

       IT, Energy and Management Consulting Group - Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group includes Energetics and, as of April 2008, G&B.

	Energetics - Energetics provides technical and management support in areas of nuclear energy, technology research, development, demonstration, and consulting services in the field of energy and environmental management. Energetics' expertise lies in state-of-the-art and advanced technology assessment, technical and economic feasibility analysis, technology transfer, R&D program planning, engineering studies, market assessment, strategic resource management, regulatory analysis, environmental compliance and risk management. Customers include the U.S. Department of Energy, including the Office of Nuclear Energy, Science and Technology; the U.S. Department of Homeland Security; and other government agencies and commercial clients.

	G&B - G&B is an established information technology provider to many government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, the Social Security Administration, the Pension Benefit Guaranty Corporation, and the National Institutes of Health. G&B's core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services and systems design and integration. We acquired G&B in April 2008 for an initial cash purchase price of approximately $19.5 million plus potential additional payments in future years if specified financial targets are achieved. See Note 5 of "Notes to Consolidated Financial Statements" for further discussion of this acquisition.

	Infrastructure Group - We formed our Infrastructure Group in the second quarter of 2007, upon acquiring ICRC. We acquired ICRC in June 2007 for an initial cash purchase price of approximately $11.8 million plus potential additional payments in future years if specified financial targets are achieved. See Note 5 of "Notes to Consolidated Financial Statements" for further discussion of this acquisition. ICRC is engaged principally in providing engineering and transportation infrastructure services.

       Port of Anchorage Contract - A significant amount of ICRC's revenues and income comes from services performed for the Port of Anchorage in Alaska (the "POA Project"). This intermodal expansion program to provide infrastructure services to the port will significantly expand the size of the port's facilities and allow for larger ships, more dock space, improved cargo flow, improved traffic flow next to the port, more environmentally friendly port operations and other modernization enhancements. Some of the infrastructure services on this project typically cannot be performed during the winter months. The seasonal nature of this work will cause fluctuations in our revenues on this project, with higher revenue levels in summer months and lower revenue levels in winter months. In July 2008, ICRC was awarded a new unrestricted contract to continue work on this program. The contract has an estimated ceiling amount of $704 million, a three-year base period of performance, and four one-year option periods.
























                          Concentration of Revenues
                               (in thousands)

                                 2008               2007               2006
Source of Revenue              Revenues     %     Revenues     %     Revenues     %
-----------------              --------     -     --------     -     --------     -
CED Army Equipment Support   $  319,933   30.7    $218,615   33.5    $106,209   29.2
CED Assured Mobility
  Systems                        92,669    8.9      27,547    4.2           -     -
CED Other                       174,442   16.7      47,482    7.3      22,449    6.2
                             ----------  -----    --------  -----    --------  -----
  Total CED                     587,044   56.3     293,644   45.0     128,658   35.4

POA Project                      89,720    8.6      30,674    4.7           -     -

BAV Egypt                        49,926    4.8      51,295    7.9      51,446   14.1
BAV Taiwan                       12,842    1.2       6,348    1.0      45,729   12.6
BAV Greece                          999    0.1      11,312    1.7           5     -
BAV India                            55    0.0      38,337    5.9         971    0.3
BAV Other                        17,909    1.7       6,432    1.0       8,673    2.4
                             ----------  -----    --------  -----    --------  -----
  Total BAV                      81,731    7.8     113,724   17.5     106,824   29.4

Treasury Seized Asset
  Program                        55,580    5.3      53,690    8.2       1,345    0.4

Other                           229,660   22.0     161,432   24.6     126,907   34.8
                             ----------  -----    --------  -----    --------  -----
  Total Revenues             $1,043,735  100.0    $653,164  100.0    $363,734  100.0
                             ==========  =====    ========  =====    ========  =====

Management Outlook

       	The growth in our revenues and profits during 2008 and 2007 presents us with both challenges and opportunities. Our work in the DoD market increased significantly in 2008 and several efforts within that market remain strong.
Our ELD division has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception, resulting in increases in revenues from these services in 2008 and 2007. Our investment in facilities and personnel to support this work leaves us well positioned to serve DoD's growing need for our equipment refurbishment and sustainment services. We expect further increases in this division's work going forward. Based on congressional approval of certain ship transfers, we expect our BAV division to show increases in ship transfer revenues in 2009 and potentially future years. Our CED Assured Mobility Systems Program is expected to continue to contribute significant revenues through its scheduled expiration in January 2011.

       	In addition to the growth in some of our current DoD programs, we expect recent new awards to contribute to our revenues and profits going forward. The award of the RCV Maintenance Program gives us a major new source of work over the next two years and a key presence in Kuwait that presents us with the potential for additional work there after. The award of the CFT Program contract gives us the opportunity to increase our services performed for the Air Force.

       	We also have three other multiyear, multiple award, indefinite delivery, indefinite quantity ("omnibus") contracts that have large nominal ceiling amounts with no funding committed at the time of award. These are the SeaPort Enhanced contract with the U.S. Navy, the Field and Installation Readiness Support Team ("FIRST") Contract with the U.S. Army, and the U.S. Army PEO CS & CSS Omnibus III contract. We are one of several awardees on each contract.
While our future revenues from these contracts cannot be predicted with certainty, these contracts provide us with the opportunity to compete for work that could contribute to revenues.

       	The expansion of current work in our ELD and BAV divisions and the new work arising from the RCV Maintenance and CFT Programs help us to replace certain work efforts that have supported our growth in recent years and have expired or are due to expire. In November 2008, we successfully completed a four-year, $96 million program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. The CED Army Equipment Support Program will expire in February 2009, as scheduled.

       	Additionally, the U.S. Army informed us in January 2009 that they would not consider our proposal for a new contract to succeed our current R2 Program contract. We protested this decision. In February 2009, we were informed that our protest was dismissed by the Department of the Army, Office of Command Counsel, based on the protest being premature. The notice of dismissal states the U.S. Army was entitled to delay debriefing us and the other excluded bidders until after the award of the successor contract is granted. The
Command Counsel decision also encouraged the U.S. Army to provide us a comprehensive post-award debriefing in accordance with applicable regulations. We are evaluating our options regarding this matter, including the filing of a protest after the award of the successor contract.

       	Our challenge over the next two years, should we be unsuccessful in our efforts in challenging our exclusion from this award, will be to replace the R2 Program revenues with other new revenues or to move the work performed through the R2 contract to one of our other contracts. Our other omnibus contracts can be used to accommodate work performed by our employees and subcontractors. A large majority of our revenues on our R2 contract is "pass-through" work performed by subcontractors. Pass-through work included the work on the CED Army Equipment Support Program and the CED Assured Mobility Systems Program. Pass-through revenues generally have lower profit margins than work performed by our own personnel. We expect to continue our work on existing task orders on our current R2 contract through the scheduled contract expiration in January 2011.

       	We are augmenting our core base of DoD work by emphasizing growth in our non-DoD services. These efforts have included: 1) a renewed emphasis on marketing our Energetics services that has shown favorable results in 2008, 2) work on the Treasury Seized Property Management program, and 3) the acquisitions of ICRC in 2007 and G&B in 2008. We expect these efforts that are directed toward the growth of our work in the Federal Civil marketplace to contribute to overall future revenues growth and financial performance.

       	We also know there are other risks and uncertainties related to our business. We recognize that 2009 is a government transition year and government spending priorities may change in ways that we cannot predict at this time.

       	To summarize our outlook, we believe our business prospects are both bright and challenging. The momentum in revenues growth over the last two years and our current backlog is expected to sustain us in 2009. We are confident that the above-mentioned expansion of work in certain service offerings and the newly awarded work in the DoD market; our growing level of work in the Federal Civil marketplace; our increased emphasis on bolstering our marketing efforts in both our DoD and Federal Civil markets; and our continued commitment to grow through acquisitions positions us well to meet the challenge of replacing expiring work beyond 2009 and other risks and uncertainties related to our business.









Bookings and Funded Backlog

       	Revenues in government contracting businesses are dependent upon contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the years ended December 31, 2008, 2007 and 2006, and funded contract backlog as of December 31, 2008, 2007 and 2006 is as follows.

       	                                                (in  millions)
                                              2008           2007        2006
	                                      ----           ----        ----
Bookings . . . . . . . . . . . . . . . .    $1,189           $736        $388
Revenues . . . . . . . . . . . . . . . .    $1,044           $653        $364
Funded Backlog . . . . . . . . . . . . .      $567           $408        $299


VSE Stock in Employee 401(k) Plan and ESOP Accounts

       	We have decided that employees should have an opportunity to diversify their 401(k) accounts in the VSE Employee ESOP/401(k) Plan (the "Plan") beginning with our 2008 Plan year. In January 2008, employees were notified that they may elect to transfer any portion of their 401(k) accounts that is invested in VSE common stock into another investment alternative under the Plan. This right extends to all of VSE common stock held under the 401(k) portion of the Plan. In addition, we have decided to terminate and liquidate the ESOP portion of the VSE Corporation Employee ESOP/401(k) Plan, and as elected by the employees, either distribute VSE common stock held in the ESOP accounts to the employees or rollover such VSE common stock into an Individual Retirement Account or employee plan selected by the employee. ESOP VSE common stock was distributed to employees in the third quarter of 2008.


Recent Accounting Pronouncements

       	In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations; a replacement of FASB Statement No. 141," which became effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in results of operations as incurred. SFAS No. 141(R) will be effective for businesses acquired after the effective date.

       	In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which became effective January 1, 2008 for all financial assets and liabilities. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard generally is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," to delay the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position or cash flows.


Critical Accounting Policies

       	Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe the following critical accounting polices affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

       Substantially all of our services are performed for our customers on a contract basis. The three primary types of contracts used are time and materials, cost-type, and fixed-price. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

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

       Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Our BAV contract and our POA Project contract are cost plus award fee contracts. Both of these contracts have terms that specify award fee payments that are determined by performance and level of contract activity. Award fees are made during the year a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. We do not recognize award fee income until the fees are certain, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on these contracts will fluctuate from period to period.

       Our contract with the Department of Treasury to support the Treasury Seized Property Management Program, is a cost plus incentive fee contract that contains certain conditions under which the incentive fee is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. Per the contract, an assessment of actual costs compared to target costs is made once annually. The target cost levels in this contract may be subject to negotiation and change if the customer's scope of work required varies from the scope of work originally contained in the contract. We recognize incentive fee when the amount is fixed or determinable and the collectability is reasonably assured. Due to the conditions under which the incentive fee for this contract is awarded, and to the potential for changes in the cost targets as work requirements vary, the full amount of incentive fee for the work we perform in any one period may not be fixed or determinable and the collectability may not be reasonably assured until a subsequent period. We are currently in discussions with our customer regarding potential target cost adjustments for the years 2007 and 2008. A favorable resolution from these discussions could potentially result in additional incentive fee income for us in a future period for work performed in 2007 and 2008.

       Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On certain fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting, typically ratably over the service period, since these contracts require design, engineering, and development performed to the customer's specifications. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Profits on fixed-price contracts result from the difference between the incurred costs and the revenues earned.



       Revenues by contract type for the three years ended December 31, 2008 were as follows (in thousands):

                         2008               2007               2006
Contract Type          Revenues     %     Revenues     %     Revenues     %
-------------          --------     -     --------     -     --------     -

Time and materials. $   759,693   72.8   $ 388,564   59.5   $ 172,766   47.5
Cost-type . . . . .     247,857   23.7     220,782   33.8     147,733   40.6
Fixed-price . . . .      36,185    3.5      43,818    6.7      43,235   11.9
                    -----------  -----   ---------  -----   ---------  -----
                    $ 1,043,735  100.0   $ 653,164  100.0   $ 363,734  100.0
                    ===========  =====   =========  =====   =========  =====


       The increases in time and materials revenues in 2008 and 2007 shown in the table above is primarily attributable to revenues from the CED Army Equipment Support Program and the CED Assured Mobility Systems Program as well as other CED task orders. Substantially all of the revenues on these programs result from the pass through of subcontractor support services that have a low profit margin for us.

       We will occasionally perform work at risk, which is work performed prior to the government formalizing funding for such work. Revenues related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this "risk funding" as revenues when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. We provide for anticipated losses on contracts by a charge to income during the period in which losses are first identified. Revenues recognized in 2008 include approximately $1.03 million for which we had not received formalized funding as of December 31, 2008. We received funding modifications for approximately $380 thousand of this amount as of March 2009, leaving approximately $650 thousand of 2008 revenues classified as risk funding. We believe that we are entitled to reimbursement and will receive funding for the remaining risk funding revenue.

Long-Lived Assets

       	In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Goodwill and Intangible Assets

       	Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. We perform our annual impairment test as of September 30. The annual impairment assessment requires us to estimate the fair value of our reporting units. This estimation process involves the use of subjective assumptions. As of December 31, 2008, we had approximately $1.1 million of goodwill associated with our acquisition of Energetics in 1995, approximately $5.7 million of goodwill and intangible assets with indefinite lives associated with our acquisition of ICRC in 2007, and approximately $11.5 million of goodwill and intangible assets with indefinite lives associated with our acquisition of G&B in 2008. We have not recognized any reduction to the goodwill or intangibles in accordance with generally accepted accounting principles.

Recoverability of Deferred Tax Assets

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



Results of Operations

                              Revenues from Operations
                               (dollars in thousands)
                              Years ended December 31,
                               2008              2007              2006
Company or Business Unit     Revenues     %    Revenues     %    Revenues    %
------------------------     --------     -    --------     -    --------    -

Federal Group
  CED                      $  587,044   56.2   $293,644   45.0   $128,658   35.4
  SED                          26,520    2.5     36,854    5.6     42,016   11.5
  ELD                          43,954    4.2     26,158    4.0     16,771    4.6
  FSS                           7,999    0.8      1,335    0.2          -     -
  MSD                           1,890    0.2      2,700    0.4      3,511    1.0
                           ----------  -----   --------  -----   --------  -----
    Group Total               667,407   63.9    360,691   55.2    190,956   52.5

International Group
  BAV                          81,731    7.8    113,724   17.4    106,824   29.4
  FMD                         137,655   13.2    112,805   17.3     50,480   13.9
  VCG                             635    0.1      1,472    0.2      1,148    0.3
                           ----------  -----   --------  -----   --------  -----
    Group Total               220,021   21.1    228,001   34.9    158,452   43.6

IT, Energy and
Management Consulting
Group
  Energetics                   19,161    1.8     14,522    2.2     14,269    3.9
  G&B                          30,664    3.0          -     -           -     -
  Other                           102     -           -     -           -     -
                           ----------  -----   --------  -----   --------  -----
    Group Total                49,927    4.8     14,522    2.2     14,269    3.9

Infrastructure Group
  ICRC                        106,380   10.2     49,918    7.7          -     -

Other                               -    0.0         32    0.0         57    0.0
                           ----------  -----   --------  -----   --------  -----
                           $1,043,735  100.0   $653,164  100.0   $363,734  100.0
       	                   ==========  =====   ========  =====   ========  =====

       	Our revenues increased by approximately 60% and 80% for the years ended December 31, 2008 and 2007, as compared to the respective prior years. The primary reason for the increases in revenues for 2008 and 2007 was additional work associated with our CED R2 Program, including increased work on the CED Army Equipment Support Program and the CED Assured Mobility Systems Program. Additional significant reasons for the increase in our revenues in 2008 are:
1) ICRC is included in our financial results for the full year in 2008 compared to a shorter period in 2007 as a result of the June 2007 acquisition;
2) the inclusion of revenues of G&B from the April 14, 2008 date of acquisition through year end; and 3) increases in FMD, ELD, FSS and Energetics services.

       	Additional significant reasons for the increase in our revenues in 2007 are: 1) revenues from the start of FMD's Treasury Seized Property Management Program and increases in other FMD services; 2) revenues from newly acquired ICRC; 3) revenues associated with BAV's ship transfer to India; and 4) an increase in ELD equipment refurbishment services.


                                  Consolidated Statements of Income
                                        (dollars in thousands)
                                       Years ended December 31,
                                       ------------------------
Description                     2008      %      2007      %      2006      %
-----------                    ----      -       ----      -      ----      -
Revenues                   $1,043,735  100.0  $653,164  100.0  $363,734  100.0
Contract costs              1,011,408   96.9   629,951   96.5   350,978   96.5
Gross profit                   32,327    3.1    23,213    3.5    12,756    3.5
Selling, general and
 administrative expenses       1,193    0.1        905    0.1       694    0.2
Interest income, net             (115)   0.0      (699)  (0.1)     (427)  (0.1)
                           ----------  -----  --------  -----  --------  -----
Income before income taxes     31,249    3.0    23,007    3.5    12,489    3.4
Provision for income taxes     12,209    1.2     8,905    1.4     4,700    1.3
                           ----------  -----  --------  -----  --------  -----
Net income                 $   19,040    1.8  $ 14,102    2.1  $  7,789    2.1
	                   ==========  =====  ========  =====  ========  =====

       	Our gross profits as a percentage of revenues have remained relatively stable during the three year period from 2006 through 2008.

       	Our gross profit dollars increased in 2008 as compared to 2007. The increases are primarily due to: 1) profits from the growth of revenues on the CED Army Equipment Support program and other CED task orders; 2) the inclusion of ICRC and FSS in our operating results for the full year in 2008 as compared to only a partial year in 2007 and G&B beginning in April 2008; and 3) revenues increases from Energetics services.

       	Our gross profit dollars increased in 2007 as compared to 2006. The increase was primarily due to: 1) the inclusion of ICRC in our operating results; 2) the increase in revenues on the CED Army Equipment Support program and on other CED R2 Program task orders; 3) revenues and margin increases on ELD's equipment refurbishment services; 4) increased profitability of SED services performed; 5) increased BAV fee income; and 6) profits associated with an increase in FMD revenues.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. As a percentage of revenues, these expenses varied little in 2008 and 2007 as compared to the respective prior years. The increase in these expenses in 2008 and 2007 is due in part to the inclusion of ICRC's and G&B's selling, general and administrative expenses in our results.

       	We did not have significant borrowing requirements or interest expense in 2008, 2007 or 2006. Our net interest income decreased in 2008 as compared to 2007 due to cash requirements associated with our acquisition of G&B and the growth of other parts of our business. Our net interest income increased in 2007 as compared to 2006 as profits from operations and resulting cash surpluses were invested.

Provision for Income Taxes

       	Our effective tax rates were 39.1% for 2008, 38.7% for 2007, and 37.6% for 2006. The taxable income for 2007 reached a level that resulted in income taxed at a 35% federal tax rate as compared to the prior years tax rate of 34%, resulting in an increased effective rate for 2008 and 2007 as compared to 2006.




       	Federal Group Results

       	The following table shows consolidated operating results for our Federal Group (in thousands).


                                2008      %      2007      %      2006      %
                                ----      -      ----      -      ----      -
Revenues                     $667,407  100.0  $360,691  100.0  $190,956  100.0
Contract costs                649,149   97.3   348,795   96.7   185,077   96.9
Gross profit                   18,258    2.7    11,896    3.3    $5,879    3.1
Selling, general and
 administrative expenses           43    0.0        73    0.0        24    0.0
Interest (income) expense        (379)  (0.1)     (252)   0.0       423    0.2
                             --------  -----  --------  -----  --------  -----
Income before income taxes   $ 18,594    2.8  $ 12,075    3.3  $  5,432    2.9
	                     ========  =====  ========  =====  ========  =====

       	Revenues for our Federal Group increased by approximately 85% and 89% for the years ended December 31, 2008 and 2007, as compared to the respective prior years. A substantial portion of the increases in revenues for 2008 and 2007 was attributable to revenues associated with work on R2 Program task orders, including work on the CED Army Equipment Support Program and the CED U.S. Army PM Assured Mobility Systems Program and work performed by FSS in 2008. Increased revenues from ELD's equipment refurbishment services also contributed to the revenues increases in this segment in 2008 and 2007.

       	Gross profits for our Federal Group increased by approximately 53% and 102% for the years ended December 31, 2008 and 2007, as compared to the respective prior years. Profits on the increased revenues from the work on the CED Army Equipment Support Program, the CED U.S. Army PM Assured Mobility Systems Program, and other R2 Program task orders were the primary reason for the increased gross profit dollars in this segment. Substantially all of the work on these task orders is performed by subcontractors. Accordingly, gross profit as a percentage of revenues on this work is lower than on other work performed. Increased profitability of SED services performed on the TBPS Program contributed to the increase in gross profits of this segment in 2008 and 2007 and profits from the inclusion of FSS services in our operating results contributed to the increase in gross profits of this segment in 2008. These increases in profits were partially offset by a decline in ELD profits resulting from losses on work performed during the establishment of a new location in 2008. These losses are expected to be eliminated as the work performed at this new location becomes more fully developed.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our Federal Group's contracts. As a percentage of revenues, these expenses varied little in 2008 and 2007 as compared to the respective prior years and have not been significant in relation to revenues levels.

       	The Federal Group realized interest income from cash invested in 2008 and 2007. During these years, we benefited from efficient cash flow cycles on certain CED task order work. This group incurred net interest expense in 2006 to finance the investment in SED's TBPS Program and the start up of ELD.












       	International Group Results

       	The following table shows consolidated operating results for our International Group (in thousands).


                                2008      %      2007      %      2006      %
                                ----      -      ----      -      ----      -
Revenues                     $220,021  100.0  $228,001  100.0  $158,452  100.0
Contract costs                214,146   97.3   220,623   96.8   153,130   96.6
Gross profit                    5,875    2.7     7,378    3.2     5,322    3.4
Selling, general and
 administrative expenses           46    0.0        67    0.0        93    0.1
Interest expense (income)         110    0.1      (124)  (0.1)     (258)  (0.2)
                             --------  -----  --------  -----  --------  -----
Income before income taxes   $  5,719    2.6  $  7,435    3.3  $  5,487    3.5
       	                     ========  =====  ========  =====  ========  =====

       	Revenues for our International Group decreased by approximately 3% for the year ended December 31, 2008 and increased by approximately 44% for the year ended December 31, 2007, as compared to the respective prior years. Our BAV division had approximately $36.8 million of 2007 revenues from a ship transfer to India that was completed in 2007, and there was no similar ship transfer in 2008. This resulted in lower BAV revenues and was the primary reason for the decrease in revenues for our International Group in 2008. The increase in 2007 revenues was primarily due to revenues provided by the start of FMD's Treasury Seized Property Management Program and to revenues associated with BAV's ship transfer to India.

       	Gross Profits for our International Group decreased by approximately 20% for the year ended December 31, 2008 and increased by approximately 39% for the year ended December 31, 2007, as compared to the respective prior years.
The decrease in 2008 resulted primarily from the reduction in fees earned by BAV due to the lower BAV revenues. The increase in 2007 was primarily due to increased BAV fee income and profits from higher revenues in FMD.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the International Group's contracts. As a percentage of revenues, these expenses varied little in 2008 and 2007 as compared to the respective prior years and have not been significant in relation to revenues.

       	Our International Group had net interest expense in 2008 and net interest income decreased for this segment in 2007 as compared to the prior year due to an investment in the start up of FMD's Treasury Seized Asset Program and a slower collections cycle on this job.


       	IT, Energy and Management Consulting Group Results

       	The following table shows consolidated operating results for our IT, Energy and Management Consulting Group (in thousands).


                                2008      %      2007      %      2006      %
                                ----      -      ----      -      ----      -
Revenues                      $49,927  100.0   $14,522  100.0   $14,269  100.0
Contract costs                 44,999   90.1    13,139   90.5    12,665   88.8
Gross profit                    4,928    9.9     1,383    9.5     1,604   11.2
Selling, general and
 administrative expenses          375    0.8        41    0.3        27    0.2
Interest income, net             (198)  (0.4)     (272)  (1.9)     (218)  (1.5)
                              -------  -----   -------  -----   -------  -----
Income before income taxes    $ 4,751    9.5   $ 1,614   11.1   $ 1,795   12.5
       	                      =======  =====   =======  =====   =======  =====

       	Upon our acquisition of G&B in April 2008, G&B became part of this segment. The inclusion of G&B revenues and profits in this segment has resulted in significant increases to the segment's revenues and profits in 2008. Comparisons of 2008 results to prior years are not meaningful.

       	Revenues for our IT, Energy and Management Consulting Group increased by approximately 244% and 2% for the years ended December 31, 2008 and 2007, as compared to the respective prior years. The increases in revenues for both years was a result of our increased emphasis on marketing efforts and to new work performed for the U.S. Department of Homeland Security and U.S.
Department of Energy and the inclusion of G&B revenues in 2008.

       	Gross profits for our IT, Energy and Management Consulting Group increased by approximately 256% for the year ended December 31, 2008 and decreased by approximately 14% for the year ended December 31, 2007, as compared to the respective prior years. The increase in 2008 was primarily due to the increased revenues. The decrease in 2007 was primarily due to job costs incurred on certain contract task orders in excess of authorized ceilings.

       	Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our contracts. The increase in these costs for this segment in 2008 is due to the inclusion of G&B's results in this segment. Except for the inclusion of G&B's selling, general and administrative expenses, these expenses varied little as a percentage of revenues in 2008 and 2007 as compared to the respective prior years and have not been significant in relation to revenue levels.

       	Interest income for our IT, Energy and Management Consulting Group decreased slightly in 2008 and increased slightly in 2007 as compared to the respective prior years due to typical fluctuations in earnings and the billing and collections cycle.


       	Infrastructure Group

       	The following table shows consolidated operating results for the Infrastructure and Information Technology Group (in thousands).

                                2008      %       2007      %
                                ----      -       ----      -
Revenues                     $106,380  100.0    $49,918  100.0
Contract costs                102,131   96.0     46,844   93.8
Gross profit                    4,249    4.0      3,074    6.2
Selling, general and
 administrative expenses          154    0.1        310    0.6
Interest income, net              (72)   0.0        (44)   0.0
Income before income taxes   $  4,167    3.9    $ 2,808    5.6


       	This segment was formed upon our acquisition of ICRC in June 2007. The table shows our results for the period of June through December of 2007 and for a full year of 2008. Comparisons of 2008 results to 2007 results are not meaningful, beyond the additional six months of operations included in 2008.


Financial Condition

       	Our financial condition did not change materially during 2008. Our acquisition of G&B resulted in changes to some of our assets and liabilities, including increases in tangible assets and liabilities, bank borrowings, goodwill, and intangible assets. Other changes to asset and liability accounts were due primarily to our earnings, the increase in our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.


Liquidity and Capital Resources

Cash Flows

       Cash and cash equivalents increased by approximately $529 thousand during 2008.

       Cash provided by our operating activities in 2008 increased by approximately $14.7 million in 2008 as compared to 2007. Approximately $4.9 million of this increase was due to the increase in net income and approximately $4.4 million was due to an increase in deferred taxes, depreciation and amortization and other non-cash operating activities. The remaining amount of the increase in cash provided by operating activities was due to changes in the levels of working capital components such as receivables, contract inventories, accounts payable, and accrued expenses that are associated with our contract requirements and billing and collections cycle.

       Cash used in our investing activities in 2008 increased by approximately $8.3 million as compared to 2007. This was due to the higher cost of acquiring G&B in 2008 compared to the cost acquiring of ICRC in 2007, additional payments associated with the cost of acquiring ICRC made in 2008, and to an increased level of investment in property and equipment.

       Cash provided by our financing activities in 2008 increased by a net amount of approximately $2.8 million as compared to 2007. This resulted from an increase of approximately $6.6 million in net bank borrowings and a decrease of approximately $3.6 in cash provided by activity associated with our stock incentive plans.

       Our cash and cash equivalents decreased by approximately $8.6 million during 2007.

       Cash provided by our operating activities in 2007 increased by approximately $6.6 million in 2007 as compared to 2006. Approximately $6.3 million of this increase was due to the increase in net income and approximately $1.6 million was due to an increase in depreciation and amortization and other non-cash operating activities. The difference between these increases and the net increase in cash provided by operating activities was due to changes in the levels of working capital components such as receivables, contract inventories, accounts payable, and accrued expenses that are associated with our contract requirements and billing and collections cycle.

       Cash used in our investing activities in 2007 increased by approximately $14.9 million as compared to 2006. This was due to costs associated with the acquisition of ICRC and to an increased level of investment in property and equipment.

       Cash provided by our financing activities in 2007 increased by approximately $3.6 million as compared to 2006. This was primarily due to cash provided by activity associated with our stock incentive plans.

       We paid quarterly cash dividends totaling $.17 per share during 2008. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

       	Our internal sources of liquidity come mostly from operating activities, specifically from changes in the level of revenues and associated receivables and accounts payable, and from profitability. Significant increases or decreases in revenue and receivables and accounts payable can cause significant increases or decreases in internal liquidity. Our receivables and accounts payable levels can be affected by changes in the level of the work we perform and by the timing of large material purchases and subcontractor efforts related to our contracts.

       	From time to time, we may also invest in the acquisition of another company. Our acquisitions of ICRC in 2007 and G&B in 2008 required a significant use of our cash. While there are no firm plans for any specific additional acquisitions at this time, we continue to seek opportunities for growth through acquisition.

       	We may also invest in expansion, improvement, and maintenance of our operational and administrative facilities. We recently invested in the construction of an additional 40,000 square feet of warehouse and shop space at our Ladysmith, Virginia facility. Construction of this additional space was completed in the second quarter of 2008 at a final cost of approximately $6.2 million. We may make additional investments in operational or administrative facilities in future years.

       Our external liquidity consists of a loan agreement with a bank that provides us with revolving loans and letters of credit. The amount of credit available to us as of December 31, 2008 was $35 million (an increase from $25 million pursuant to an amendment dated May 21, 2008) and the maturity date of the loan agreement is May 10, 2010, unless extended. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. There are collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. For additional information, see Note 7 of "Notes to Consolidated Financial Statements."

       	Our bank continues to maintain good financial strength ratings from the ratings services and we believe that we are well positioned to obtain financing from other banks if the need should arise. Accordingly, we do not believe that the current turbulence in the financial markets will have a material adverse negative impact on our ability to finance our business, financial condition, or results of operations. We currently do not use public debt security financing.

Contractual Obligations

       The following table shows our consolidated contractual obligations as of December 31, 2008 (in thousands):


                                         Payments Due by Period
                               --------------------------------------------
                                      Less than     1-3      4-5    After 5
Contractual Obligations        Total    1 year     years    years    years
-----------------------        -----    ------     -----    -----    -----
Operating leases, net of
non-cancelable sublease
income                       $39,417    $8,898   $14,912  $10,063   $5,544
Purchase obligations           1,065     1,065         -        -        -
                             -------    ------   -------  -------   ------
Total                        $40,482    $9,963   $14,912  $10,063   $5,544
                             =======    ======   =======  =======   ======

       Operating lease commitments are primarily for our principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs. We also have some equipment and software leases that are included in these amounts.

       	Purchase obligations consist primarily of contractual commitments associated with construction, improvements and maintenance on our facilities. The table excludes contractual commitments for materials or subcontractor work purchased to perform U.S. Government contracts. Such commitments for materials and subcontractors are reimbursable when used on the contracts, and generally are also reimbursable if a contract is "terminated for convenience" by the Government pursuant to federal contracting regulations.


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


ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks


Interest Rates

       	Our bank loan provides available borrowing to us at variable interest rates. We used a significant amount of cash to pay for our acquisitions of ICRC in 2007 and G&B in 2008, causing us to have to borrow on our bank loan beginning in April 2008. The amount borrowed is not significant with respect to our cash flows and we believe that we will be able to pay down these bank loan borrowings in a relatively short time frame. Because of this, we do not believe that any adverse movement in interest rates would have a material impact on future earnings or cash flows. If we were to significantly increase our borrowings, future interest rate changes could potentially have a material impact on our financial position and results of operations.



























	ITEM 8.    Financial Statements and Supplementary Data



                            Index To Financial Statements


  							                Page
                                                                        ----
      Report of Independent Registered Public Accounting Firm  . . . .   37
      Consolidated Balance Sheets as of December 31, 2008 and 2007 . .   38
      Consolidated Statements of Income for the years ended
            December 31, 2008, 2007, and 2006  . . . . . . . . . . . .   39
      Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 2008, 2007, and 2006  . .   40
      Consolidated Statements of Cash Flows for the years ended
            December 31, 2008, 2007, and 2006  . . . . . . . . . . . .   41
      Notes to Consolidated Financial Statements . . . . . . . . . . .   42




































           Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

							/s/ Ernst & Young LLP

McLean, VA
March 2, 2009

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands, except share and per share amounts)
                                                           As of December 31,
                                                             2008      2007
                                                             ----      ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . .  $    638   $   109
  Receivables, principally
    U.S. Government, net . . . . . . . . . . . . . . . .   206,717   132,389
  Deferred tax assets  . . . . . . . . . . . . . . . . .     2,297     1,246
  Other current assets . . . . . . . . . . . . . . . . .    10,945     2,755
                                                          --------  --------
      Total current assets . . . . . . . . . . . . . . .   220,597   136,499

Property and equipment, net  . . . . . . . . . . . . . .    21,484    14,920
Deferred tax assets  . . . . . . . . . . . . . . . . . .         -     1,888
Intangible assets  . . . . . . . . . . . . . . . . . . .    11,176     8,034
Goodwill . . . . . . . . . . . . . . . . . . . . . . . .    17,439     5,228
Other assets . . . . . . . . . . . . . . . . . . . . . .     5,270     5,202
                                                          --------  --------
      Total assets . . . . . . . . . . . . . . . . . . .  $275,966  $171,771
	                                                  ========  ========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . . . . .  $  6,676  $     81
  Accounts payable . . . . . . . . . . . . . . . . . . .   158,015    88,565
  Accrued expenses . . . . . . . . . . . . . . . . . . .    31,498    22,895
  Dividends payable  . . . . . . . . . . . . . . . . . .       229       202
                                                          --------  --------
      Total current liabilities  . . . . . . . . . . . .   196,418   111,743

Deferred compensation  . . . . . . . . . . . . . . . . .     2,059     3,257
Deferred income taxes  . . . . . . . . . . . . . . . . .       404         -
Other liabilities  . . . . . . . . . . . . . . . . . . .       962       395
                                                          --------  --------
      Total liabilities  . . . . . . . . . . . . . . . .   199,843   115,395
                                                          --------  --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.05 per share, authorized
    15,000,000 shares; issued and outstanding 5,098,542
    and 5,052,512, respectively  . . . . . . . . . . . .       255       253
  Additional paid-in capital . . . . . . . . . . . . . .    13,557    11,963
  Retained earnings  . . . . . . . . . . . . . . . . . .    62,311    44,160
                                                          --------  --------
      Total stockholders' equity . . . . . . . . . . . .    76,123    56,376
                                                          --------  --------
      Total liabilities and stockholders' equity . . . .  $275,966  $171,771
                                                          ========  ========















	The accompanying notes are an integral part of these balance sheets

VSE Corporation and Subsidiaries
Consolidated Statements of Income
-----------------------------------------------------------------------------
(in thousands, except share and per share amounts)

                                             For the years ended December 31,
                                                 2008       2007       2006
                                                 ----       ----       ----
Revenues . . . . . . . . . . . . . . . . .  $1,043,735  $ 653,164  $ 363,734

Contract costs  . . . . . . . . .  . . . .   1,011,408    629,951    350,978
	                                    ----------  ---------  ---------
Gross profit . . . . . . . . . . . . . . .      32,327     23,213     12,756

Selling, general and administrative expenses     1,193        905        694

Interest income, net . . . . . . . . . . .        (115)      (699)      (427)
	                                    ----------  ---------  ---------
Income before income taxes . . . . . . . .      31,249     23,007     12,489

Provision for income taxes . . . . . . . .      12,209      8,905      4,700
	                                    ----------  ---------  ---------

Net income . . . . . . . . . . . . . . . .  $   19,040  $  14,102  $   7,789
	                                    ==========  =========  =========

Basic earnings per share:                   $     3.75  $    2.85  $    1.64
	                                    ==========  =========  =========
Basic weighted average shares outstanding    5,072,131  4,953,289  4,737,450
	                                    ==========  =========  =========

Diluted earnings per share:                 $     3.74  $    2.82  $    1.61
	                                    ==========  =========  =========
Diluted weighted average shares
 outstanding . . . . . . . . . . . . . . .   5,096,186  5,003,675  4,848,884
	                                    ==========  =========  =========





























	The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------
(in thousands except per share data)

                                            Additional    Deferred                  Total
                             Common Stock     Paid-In   Stock-based    Retained   Stockholders'
                            Shares   Amount   Capital   Compensation   Earnings     Equity
                            ------   ------   -------   ------------   --------     ------
Balance at
  December 31, 2005          4,720   $ 236   $ 6,230      $  (1)       $ 23,686     $30,151

Net income for the year . .      -       -         -          -           7,789       7,789
Stock-based compensation  .      4       -       308          -               -         308
Exercised stock options . .     62       4       253          -               -         257
Excess tax benefits from
  share-based payment
  arrangements. . . . . . .      -       -       312          -               -         312
Deferred stock-based
  compensation  . . . . . .      -       -         -          1               -           1
Issuance of stock . . . . .      2       -        60          -               -          60
Dividends declared ($0.14).      -       -         -          -            (642)       (642)
                             -----   -----   -------      -----        --------     -------
Balance at
  December 31, 2006          4,788     240     7,163          -          30,833      38,236

Net income for the year . .      -       -         -          -          14,102      14,102
Stock-based compensation  .      5       -       551          -               -         551
Exercised stock options . .    260      13     2,004          -               -       2,017
Excess tax benefits from
  share-based payment
  arrangements. . . . . . .      -       -     2,245          -               -       2,245
Dividends declared ($0.155)      -       -         -          -            (775)       (775)
                             -----   -----   -------      -----        --------     -------
Balance at
  December 31, 2007          5,053     253    11,963          -          44,160      56,376

Net income for the year . .      -       -         -          -          19,040      19,040
Stock-based compensation (1)    14       1       955          -               -         956
Exercised stock options . .     32       1       324          -               -         325
Excess tax benefits from
  share-based payment
  arrangements. . . . . . .      -       -       315          -               -         315
Dividends declared ($0.175)      -       -         -          -            (889)       (889)
                             -----   -----   -------      -----        --------     -------
Balance at
  December 31, 2008          5,099   $ 255   $13,557      $   -        $ 62,311     $76,123
                             =====   =====   =======      =====        ========     =======

(1) The stock-based compensation amount of $956 thousand for 2008 is based on the compensation expense included in Contract costs of $1,062 thousand, reduced by the tax withholding associated with the 2007 awards issued in March, 2008.























	The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------
(in thousands)
                                                                For the years ended December 31,
                                                                     2008     2007     2006
                                                                     ----     ----     ----
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $19,040  $14,102  $ 7,789
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . .    5,437    3,463    1,882
      Loss on sale of property and equipment  . . . . . . . . . .       10        -        9
      Deferred taxes  . . . . . . . . . . . . . . . . . . . . . .    1,241     (805)    (614)
      Stock-based compensation  . . . . . . . . . . . . . . . . .      956      551      308
Changes in operating assets and liabilities,
      net of impact of acquisitions:
      Receivables, net  . . . . . . . . . . . . . . . . . . . . .  (66,928) (59,141) (22,804)
      Contract inventories  . . . . . . . . . . . . . . . . . . .        -    4,459     (186)
      Other current assets and noncurrent assets  . . . . . . . .   (8,361)  (1,254)  (1,310)
      Accounts payable and deferred compensation. . . . . . . . .   65,513   41,812   15,144
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . .    5,596    4,826    1,308
      Other liabilities . . . . . . . . . . . . . . . . . . . . .      421      235      105
                                                                   -------  -------  -------
          Net cash provided by operating activities                 22,925    8,248    1,631
                                                                   -------  -------  -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . . . . . .  (10,016)  (8,731)  (5,618)
  Acquisitions, net of cash acquired   . . . . . .  . . . . . . .  (18,753) (11,755)       -
                                                                   -------  -------  -------
          Net cash used in investing activities                    (28,769) (20,486)  (5,618)
                                                                   -------  -------  -------
Cash flows from financing activities:
   Borrowings on loan arrangement . . . . . . . . . . . . . . . .  245,864    9,589        -
   Repayments on loan arrangement . . . . . . . . . . . . . . . . (239,269)  (9,508)       -
   Dividends paid   . . . . . . . . . . . . . . . . . . . . . . .     (862)    (741)    (615)
   Excess tax benefits from share-based payment arrangements  . .      315    2,245      312
   Proceeds from the exercise of options of common stock  . . . .      325    2,017      258
   Proceeds from issuance of common stock   . . . . . . . . . . .        -        -       60
                                                                   -------  -------  -------
          Net cash provided by financing activities                  6,373    3,602       15
                                                                   -------  -------  -------

Net increase (decrease) in cash and cash equivalents  . . . . . .      529   (8,636)  (3,972)
  Cash and cash equivalents at beginning of year  . . . . . . . .      109    8,745   12,717
                                                                   -------  -------  -------
  Cash and cash equivalents at end of year  . . . . . . . . . . .  $   638  $   109  $ 8,745
                                                                   =======  =======  =======
Supplemental cash flow disclosures (in thousands):

                                                                     2008     2007     2006
                                                                     ----     ----     ----
Cash paid during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   214  $     6  $     -
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .  $10,919  $ 7,139  $ 4,472

















	The accompanying notes are an integral part of these financial statements.

                      VSE Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                              December 31, 2008


(1)  Nature of Business and Significant Accounting Policies

Nature of Business

       The term "VSE," the "Company," "us," "we," or "our" means VSE and its subsidiaries and divisions unless the context indicates operations on the parent company only.

       Our business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of our contracts are with agencies of the United States Government (the "Government") and other federal government prime contractors. Our customers also include non-government organizations and commercial entities.


Significant Accounting Policies

Principles of Consolidation

       	The consolidated financial statements consist of the operations of our parent company, our unincorporated divisions and wholly owned subsidiaries. Our unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG") Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC"), acquired in June 2007, and G&B Solutions, Inc. ("G&B"), acquired in April 2008, are our active subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, self insured health claims, and estimated cost-to-complete on certain fixed-price contracts.

Reclassifications

       Certain amounts from the prior year have been reclassified to conform to the current year presentation. Such reclassifications were not material.

Stock-based Compensation

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R") using the modified prospective method. Under this method, compensation costs for all awards granted after the date of adoption and the unvested portion of previously granted awards outstanding at the date of adoption are measured at estimated fair value. The compensation expense is amortized on a straight-line basis over the requisite service period of the grant and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. See Note 9 for further discussion of our stock-based benefit plans and related activity.

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

                                           Years Ended December 31,
                                         2008        2007        2006
                                         ----        ----        ----
   Basic weighted average
     common shares outstanding . .   5,072,131   4,953,289   4,737,450

   Effect of dilutive options  . .      24,055      50,386     111,434
                                     ---------   ---------   ---------
   Diluted weighted average
     common shares outstanding  . .  5,096,186   5,003,675   4,848,884
                                     =========   =========   =========

Cash and Cash Equivalents

       We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

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

Concentration of Credit Risk/Fair Value of Financial Instruments

       Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables. Contracts with the Government either as a prime or subcontractor, accounted for approximately 99% of revenues for each of the years ending December 31, 2008, 2007, and 2006. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including assets of the deferred compensation plan and debt, approximate book value.

Revenues

       Substantially all of our revenues result from contract services performed for the Government or for contractors engaged in work for the Government under a variety of contracts. Revenues are considered earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

       Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Award fee payments on certain cost plus award fee contracts are determined by performance and level of contract activity. We do not recognize award fee income until the fees are fixed or determinable, generally upon contract notification confirming the award fee.

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

       For design and development contracts, we provide for anticipated losses on contracts, based on total revenue compared to total contract costs, by a charge to income during the period in which losses are first identified. Contract costs include direct and indirect costs, including general and administrative costs, which are considered costs and expenses of contracts.

       Revenue related to work performed on contracts at risk, which is work performed at the customer's request prior to the government formalizing funding, is not recognized as income until it can be reliably estimated and its realization is probable.

       A substantial portion of contract and administrative costs is subject to audit by the Defense Contract Audit Agency. Our indirect cost rates have been audited and approved for 2005 and prior years and partially audited for 2006 with no material adjustments to our results of operations or financial position. While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, there can be no assurances that the audits of the indirect cost rates for 2008, 2007 and 2006 will not result in material adjustments to our results of operations or financial position.

Receivables and Allowance for Doubtful Accounts

       Receivables are recorded at face value less an allowance for doubtful accounts. We review our receivables regularly to determine if there are any potential uncollectible accounts. The majority of our receivables are from agencies of the Government, where there is minimal credit risk. We record allowances for bad debt as a reduction to receivables and an increase to bad debt expense. We assess the adequacy of these reserves by considering general factors, such as the length of the time individual receivables are past due and historical collection experience. There are no reserves for doubtful accounts as of December 31, 2008.

Deferred Compensation Plans

       We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan, to provide incentive and reward for our management team based on overall corporate performance. Deferred compensation plan expense for the years ended December 31, 2008, 2007, and 2006 was approximately $1.4 million, $1.1 million, and $769 thousand, respectively.

       Included in other assets are assets of the deferred compensation plans which include debt and equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $3.3 million and $3.2 million as of December 31, 2008, and 2007, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

Impairment of Long-Lived Assets

       Long-lived assets include property and equipment to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The criteria for determining impairment for such long-lived assets to be held and used are determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets. No impairment charges were recorded in the years ended December 31, 2008, 2007, and 2006.

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

       The carrying value of net deferred tax assets is based on assumptions regarding our ability to generate sufficient future taxable income to utilize these deferred tax assets. As of December 31, 2008 and 2007, we had valuation allowances of approximately $75 thousand and $0, respectively, against certain deferred tax assets, which consisted solely of realized capital losses on investments in our deferred supplemental compensation plan. The valuation allowance is based on limited unrealized capital gains within the portfolio and the uncertainty of future gains due to the current stock market.

       We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48"), on January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings upon adoption. In addition, there were no adjustments recorded during 2008 and 2007 after the initial adoption of FIN 48.

Goodwill and Intangibles

       We apply SFAS No. 141, "Business Combinations" ("SFAS No. 141") when accounting for acquisitions and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") when evaluating non-amortizable intangible assets for impairment. Under these rules, goodwill and other non-amortizable intangible assets is not amortized but is subject to annual impairment tests in accordance with SFAS No. 142. Annually, we perform a fair value analysis of goodwill and other non-amortizable intangible assets using valuation techniques prescribed in SFAS No. 142. Based on the analysis performed as of September 30, 2008, we determined that there had been no impairment of goodwill and other non-amortizable intangibles.

     Intangible assets consist of the value of contract related intangible assets and trade names acquired in the ICRC and G&B acquisitions (see Notes 5 and 7). The contract related intangible assets are amortized on a straight line basis over their estimated useful lives of approximately 5 to 8 years with a weighted average life of approximately 6.2 years as of December 31, 2008.

Recently Issued Accounting Pronouncements

       In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations; a replacement of FASB Statement No. 141," which became effective January 1, 2009. The new standard will replace existing guidance and significantly change accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in results of operations as incurred. SFAS No. 141(R) will be effective for businesses acquired after the effective date.

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which also became effective January 1, 2008. We elected not to adopt the fair value option included in SFAS No. 159.

       On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements," which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Standards Board Staff Position ("FSP") 157-2. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position or cash flows. See Note 15 for disclosures regarding SFAS No. 157.


(2)  Receivables

       The components of receivables as of December 31, 2008 and 2007, were as follows (in thousands):
                                                           2008        2007
                                                           ----        ----
  Billed  . . . . . . . . . . . . . . . . . . . .       $ 70,044    $ 45,045
  Unbilled:
    Government retainage  . . . . . . . . . . . .             76         179
    Subcontract retainage . . . . . . . . . . . .          3,372       4,000
    Other (principally December work billed in
      January)  . . . . . . . . . . . . . . . . .        133,225      83,176
  Less-allowance for doubtful accounts  . . . . .              -         (11)
                                                        --------    --------
    Total receivables, net                              $206,717    $132,389
                                                        ========    ========

       Unbilled subcontract retainage includes amounts withheld from payments to subcontractors.

       The "Unbilled: Other" includes certain costs for work performed at risk but which we believe will be funded by the government. Amounts not currently funded included in "Unbilled: Other" were approximately $1.0 million and $357 thousand as of December 31, 2008, and 2007, respectively.

       Allowance for doubtful accounts is determined based on our best estimate of potentially uncollectible receivables. We write off receivables when such amounts are determined to be uncollectible.






       The following table summarizes activity in the allowance for doubtful accounts (in thousands):
                                                                  Additions
                                      Balance at                  Charged to  Balance at
                                      Beginning                   Costs and     End of
Allowance for Doubtful Accounts	      of Period    Deductions(1)   Expenses     Period
-------------------------------       ----------   -------------  ----------  ----------
Year ended December 31, 2008 . . . .    $11            $11          $-           $-

Year ended December 31, 2007 . . . .    $14    	       $ 3          $ -          $11

Year ended December 31, 2006 . . . .    $56    	       $42          $ -          $14


(1) Write-offs and settlements


(3)  Other Current Assets and Other Assets

	Other current assets primarily consisted of vendor advances, prepaid rents and deposits, equipment and software licenses and maintenance
agreements.   The increase of approximately $8 million at December 31, 2008 as compared to December 31, 2007 is primarily attributable to a vendor advance required of approximately $5.1 million for the startup efforts on our newly awarded RCV Modernization Program in Kuwait.

	Other assets consisted of the following as of December 31, 2008 and 2007 (in thousands):
                                                           2008        2007
                                                           ----        ----
    Cash surrender value of life insurance policies  . . $ 1,594     $ 1,566
    Deferred compensation plan assets  . . . . . . . . .   3,311       3,212
    Other  . . . . . . . . . . . . . . . . . . . . . . .     365         424
                                                         -------     -------
       Total other assets                                $ 5,270     $ 5,202
                                                         =======     =======

(4)  Property and Equipment

       Property and equipment consisted of the following as of December 31, 2008 and 2007(in thousands):
                                                           2008        2007
                                                           ----        ----
    Computer systems equipment . . . . . . . . . . . . . $ 9,553     $ 8,077
    Furniture, fixtures, equipment and other . . . . . .  10,459       5,845
    Leasehold improvements . . . . . . . . . . . . . . .   4,699       3,541
    Buildings and building improvements. . . . . . . . .   6,564       7,170
    Land and land improvements . . . . . . . . . . . . .   3,085       1,805
                                                         -------     -------
                                                          34,360      26,438
    Less accumulated depreciation and amortization . . . (12,876)    (11,518)
                                                         -------     -------
       Total property and equipment, net                 $21,484     $14,920
                                                         =======     =======

       Depreciation and amortization expense for property and equipment was approximately $3.6 million for 2008, $2.6 million for 2007 and $1.8 million for 2006.


(5)  Acquisitions

G&B Solutions, Inc.

       On April 14, 2008, we acquired all of the capital stock of G&B based in Reston, Virginia. G&B is a diversified information technology and management consulting provider to Government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, the Pension Benefit Guaranty Corporation, and the National Institutes of Health. G&B's core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services and systems design and integration. G&B provides us an opportunity to expand our professional services across a wider range of Government customers.

       Cash paid at closing was approximately $19.5 million, which includes approximately $650 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the affected employees provide services, less approximately $600 thousand for certain closing adjustments. We also incurred approximately $200 thousand of direct acquisition costs consisting of legal, accounting and other fees. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over a three-year post closing period if G&B achieves certain financial performance targets. The first earn-out payment period is from April 14, 2008 to March 31, 2009. The subsequent earn-out payment periods will be from April 1, 2009 to March 31, 2010 and April 1, 2011 to March 31, 2011. If earned and paid, such additional purchase price consideration will be recorded as additional goodwill. The results of G&B's operations are included in the accompanying consolidated financial statements beginning as of April 14, 2008.

       Of the initial purchase price, approximately $3.8 million was recorded as customer related intangible assets to be amortized over approximately five years. In addition, $930 thousand was allocated to G&B's trade name, which has an indefinite life, and approximately $9.8 million was allocated to goodwill.

       In July 2008, we filed an election under the Internal Revenue Code
Section 338(h)(10) to treat the G&B acquisition as a sale of assets for tax purposes. We made a payment to the seller for the seller's incremental tax liability as a result of the election. Tax advantages to us that arise from filing the Section 338(h)(10)election are expected to exceed the additional payment made to the seller of approximately $368 thousand. We also paid approximately $196 thousand of state income tax liabilities to various states related to the Section 338(h)(10) election due to G&B's former Subchapter S status. The additional payments were made during the third quarter of 2008 and were recorded as additional goodwill.

       We followed the guidance of SFAS No. 141 "Business Combinations" and recognized the fair value of assets acquired and liabilities assumed as follows (in thousands):

       Description                           Fair Value
       -----------                           ----------
       Current assets                         $ 8,835
       Property and equipment                     173
       Intangibles - customer related           3,820
       Intangibles - trade name                   930
       Goodwill                                10,587
                                              -------
       Total assets acquired                   24,345
       Liabilities assumed                     (5,182)
                                              -------
       Total purchase price                   $19,163
                                              =======

	The total purchase price includes additional purchase price consideration related to the forfeited retention bonus of approximately $146 thousand that became payable to the seller and the Section 338(h)(10) election and related state tax liabilities of approximately $564 thousand, as described above.

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

       The purchase price for the acquisition of ICRC included an initial cash payment of approximately $11.8 million and potential additional cash payments of up to approximately $5.8 million, contingent on meeting certain financial targets during the first six years after the June 2007 acquisition. Additionally, we have filed an election under the Internal Revenue Code
Section 338(h)(10) to treat the ICRC acquisition as a sale of assets for tax purposes. An additional $1.6 million payment was made by us to the seller for the seller's incremental tax liability as a result of the election. Tax advantages to us that arise from filing the Section 338(h)(10) election are expected to exceed the additional $1.6 million payment made to the seller.
The additional payment was made in April 2008 and recorded as goodwill.

       Of the initial $11.8 million purchase price, approximately $7.1 million was recorded as contract related intangible assets to be amortized on a straight line basis over six to eight years; approximately $1.5 million was recorded as an intangible asset related to ICRC's trade name, which has an indefinite life; and approximately $2 million was recorded as initial goodwill. Additional goodwill and accrued expenses of approximately $557 thousand were recorded as of December 31, 2007 for the earn-out payment that was made to the seller as a result of the achievement of the specified earnings target in 2007. Additional goodwill and accrued expenses of approximately $1.6 million were recorded as of December 31, 2008 for the earn-out payment that will be made to the seller as a result of achievement of the specified earnings target in 2008.

       We followed the guidance of SFAS No. 141 to record the acquisition of ICRC. We recognized the fair value of assets acquired and liabilities assumed as follows (in thousands):

       Description                           Fair Value
       -----------                           ----------
       Current assets                         $ 6,544
       Property and equipment                     429
       Other assets                                27
       Intangibles - contract                   7,134
       Intangibles - trade name                 1,500
       Goodwill                                 5,798
                                              -------
       Total assets acquired                   21,432
       Liabilities assumed                     (5,880)
                                              -------
       Total purchase price                   $15,552
                                              =======

       The total purchase price includes additional purchase price consideration related to the 2007 earn-out of approximately $557 thousand, the 2008 earn-out of approximately $1.6 million and the Section 338(h)(10) election of approximately $1.6 million, as described above.


(6)  Goodwill and Intangible Assets

       Changes in goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):
                                      IT, Energy and
                                        Management
                                        Consulting   Infrastructure   Total
                                        ----------   --------------   -----
   Balance as of December 31, 2006       $ 1,054          $    -     $ 1,054
   Goodwill acquired during the year           -           4,174       4,174
                                         -------          ------     -------
   Balance as of December 31, 2007         1,054           4,174       5,228
   Goodwill acquired during the year      10,587               -      10,587
   Contingent consideration earned             -           1,624       1,624
                                         -------          ------     -------
   Balance as of December 31, 2008       $11,641          $5,798     $17,439
                                         =======          ======     =======

     Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the ICRC and G&B acquisitions (see Note 5). Intangible assets not subject to amortization consist of trade names of approximately $2.4 million and approximately $1.5 million as of December 31,

2008 and 2007, respectively. We amortized approximately $1.6 million and $600 thousand of intangible assets in 2008 and 2007, respectively.

       Amortizable intangible assets were comprised of the following (in thousands):

                                     Gross                           Net
                                    Carrying      Accumulated      Carrying
                                     Value       Amortization       Value
                                     -----       ------------       -----
Contract-related intangible
  assets as of December 31, 2008   $10,954         $2,208          $8,746
                                   =======         ======          ======
Contract-related intangible
  assets as of December 31, 2007   $ 7,134         $  600          $6,534
                                   =======         ======          ======

       Future expected amortization expense of the contract related intangible asset is as follows (in thousands):

                                  Amortization
                                    Expense
                                    -------
    2009                            $1,840
    2010                             1,840
    2011                             1,840
    2012                             1,840
    2013                               708
    Thereafter                         678
                                    ------
      Total                         $8,746
                                    ======

(7)  Bank Notes Payable

       	We have a loan agreement with a bank under which credit is made available to us in the form of revolving loans or letters of credit. The amount of credit available to us under the loan is subject to certain conditions, including a borrowing formula based on our billed receivables. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us as of December 31, 2008 was $35 million and the maturity date of the loan agreement is May 10, 2010. The loan agreement has collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. As of December 31, 2008 we have not been notified by the bank, nor are we aware, of any defaults under the loan agreement.

       Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of December 31, 2008 and December 31, 2007, revolving loan amounts outstanding were approximately $6.7 million and $81 thousand, respectively. Interest expense incurred on revolving loan borrowings was approximately $216 thousand for 2008 and approximately $6 thousand for 2007. There was one letter of credit for approximately $1.35 million as of December 31, 2008. We had no letters of credit outstanding as of December 31, 2007.


(8)  Accrued Expenses

       Accrued expenses consisted primarily of accrued compensation and benefits of approximately $21 million and $15 million as of December 31, 2008 and 2007, respectively. The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(9) Stock-Based Compensation Plans

(a)  Restricted Stock Plan

       	On January 2, 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan") for its directors, officers and other employees. Under the provisions of the 2006 Plan, we are authorized to issue 250,000 shares of our common stock. The Compensation Committee is responsible for the administration of the 2006 Plan. The Compensation Committee shall determine each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms will be included in award agreements between us and the recipients of the award. As of December 31, 2008, 228,314 restricted shares were available for grant under this plan.

       On April 22, 2008, we awarded 5,831 shares of restricted VSE common stock to an executive. The fair value of this award was $34.30 per share at the time of the award. Vesting in the stock will occur as follows: 25% of the shares on April 28, 2009, 25% of the shares on April 29, 2010 and 50% of the shares on April 29, 2011. Compensation expense related to this award was approximately $44 thousand for the year ended December 31, 2008.

       On April 22, 2008, we awarded 4,374 shares of restricted VSE common stock to our Executive Chairman under the 2006 Restricted Stock Plan on the occasion of his resignation as our CEO, President and Chief Operating Officer. The fair value of this award was $34.30 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to this award was approximately $150 thousand for the year ended December 31, 2008.

       On January 2, 2008, we awarded 3,500 shares of restricted VSE common stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was $47.92 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $168 thousand for the year ended December 31, 2008.

       On January 2, 2007 and August 15, 2007 we awarded 4,800 shares and 300 shares, respectively, of restricted VSE common stock to our non-employee Directors under the 2006 Restricted Stock Plan. The weighted-average grant-date fair value of these restricted stock grants was $16.84 per share and $36.91 per share, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $92 thousand for the year ended December 31, 2007.

       On January 3, 2008 (the "2008 Awards") and January 2, 2007 (the "2007 Awards"), we notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performance for the calendar years 2008 and 2007, respectively. Vesting of each award will occur one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2009 for the 2008 Awards and the date of award
determination for the 2007 Awards was March 3, 2008.   On each vesting date,
100% of the vested award will be paid in VSE common stock. The number of shares issued will be based on the fair market value of our common stock on the vesting date. The earned amount will be expensed ratably over the vesting period of approximately three years.

       We have recognized approximately $700 thousand and approximately $278 thousand in expense related to the awards described above for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, there was approximately $1.2 million of unrecognized compensation costs related to these restricted stock awards which we expect to recognize over the next 26 months.

(b)  Stock Option Plans

       On December 30, 2005, our Board of Directors (the "Board") directed us to discontinue, until and unless the Board determined otherwise, awarding options, both discretionary and nondiscretionary under our 1998 Stock Option Plan (the "1998 Plan") and our 2004 Stock Option Plan approved by our stockholders on May 3, 2005 (the "2004 Plan"). All options outstanding as of December 30, 2005 were not affected by this Board action.

       As of December 31, 2008, options issued under the 2004 Plan for up to 41,500 shares of VSE common stock remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of the VSE common stock on the date of grant. Each option vests 25% upon issuance and 25% on each anniversary date thereafter, becoming 100% vested as of the third anniversary date of the award. The 2004 Plan will terminate on the earliest of May 1, 2014, or the date on which all options issued under the 2004 Plan have been exercised, expire, or have been terminated.

       As of December 31, 2008, no options issued remain outstanding under the 1998 Plan. The 1998 Plan terminated on May 6, 2008.

       Information with respect to the number of shares under stock options is as follows:
                                                        Weighted
                                                        Average
                                                        Exercise
                                            Shares       Price
                                            ------       -----
       Outstanding at January 1, 2008       73,500      $11.53
        Granted  . . . . . . . .                 -           -
        Exercised  . . . . . . .           (32,000)      10.17
        Forfeited  . . . . . . .                 -           -
        Terminations . . . . . .                 -           -
                                            ------      ------
        Outstanding at December 31, 2008    41,500      $12.59
                                            ======      ======
       Exercisable at end
         of year                            41,500      $12.59
                                            ======      ======

       The total intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $819 thousand, $5.8 million and $827 thousand, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 was approximately $1.1 million. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was approximately $0, $1.7 million and $1.1 million, respectively. At December 31, 2008, there was no unrecognized compensation cost related to nonvested stock options.

       The exercise price for the 41,500 options outstanding at December 31, 2008 is $12.59 with a contractual life of one year.

(c) Stock-Based Compensation Expense

     Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards was included in the following line items on the accompanying statements of income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

                                                   2008      2007     2006
                                                   ----      ----     ----
Contract costs . . . . . . . . . . . . . . . . .  $1,062     $370     $ 56
Selling, general and administrative expenses . .       -      181      252
                                                  ------     ----     ----
  Total pre-tax stock-based compensation
     included in income before income taxes        1,062      551      308
Income tax benefit recognized for
   stock-based compensation  . . . . . . . . . .    (408)    (212)    (116)
                                                  ------     ----     ----
   Total stock-based compensation expense,
      net of tax				  $  654     $339     $192
                                                  ======     ====     ====


(10)  Income Taxes

       We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. We have substantially concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2004.

       In the accompanying Consolidated Statements of Income, we classify interest expense related to unrecognized tax benefits as "Interest income, net" and any penalties in "Selling, general and administrative expenses." No interest or penalty expense related to unrecognized tax benefits was recognized for the year ended December 31, 2008. As of December 31, 2008 or 2007, no interest or penalties related to unrecognized tax benefits were accrued.

       We file consolidated federal income tax returns with all of our subsidiaries. The components of the provision for income taxes for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

                                                   2008     2007     2006
                                                   ----     ----     ----
  Current
     Federal . . . . . . . . . . . . . . . . . . $ 9,061   $8,326   $4,521
     State . . . . . . . . . . . . . . . . . . .   1,907    1,384      793
                                                 -------   ------   ------
                                                  10,968    9,710    5,314
  Deferred
     Federal . . . . . . . . . . . . . . . . . .   1,284     (702)    (546)
     State   . . . . . . . . . . . . . . . . . .     (43)    (103)     (68)
                                                 -------   ------   ------
                                                   1,241     (805)    (614)
                                                 -------   ------   ------
  Provision for income taxes                     $12,209   $8,905   $4,700
                                                 =======   ======   ======

       The differences between the amount of tax computed at the federal statutory rate of 35% for 2008 and 2007 and 34% for 2006, and the provision for income taxes for 2008, 2007, and 2006 are as follows (in thousands):

                                                   2008     2007     2006
                                                   ----     ----     ----
Tax at statutory federal income
     tax rate  . . . . . . . . . . . . . . . . . $10,937   $8,053   $4,246
Increases (decreases) in tax resulting from:
     State taxes, net of federal tax benefit . .   1,211      833      479
     Permanent differences, net  . . . . . . . .      61       19       15
     Other, net  . . . . . . . . . . . . . . . .       -        -      (40)
                                                 -------   ------   ------
Provision for income taxes                       $12,209   $8,905   $4,700
                                                 =======   ======   ======

       Our deferred tax assets (liabilities) as of December 31, 2008 and 2007, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):

                                                        2008           2007
                                                        ----           ----
Current deferred tax assets    . . . . . . . . . . .   $2,891         $1,494
Current deferred tax liabilities   . . . . . . . . .     (519)          (248)
Valuation allowance  . . . . . . . . . . . . . . . .      (75)             -
                                                       ------         ------
  Net current deferred tax assets                       2,297          1,246
                                                       ------         ------

Noncurrent deferred tax assets   . . . . . . . . . .    2,123          2,704
Noncurrent deferred tax liabilities  . . . . . . . .   (2,527)          (816)
                                                       ------         ------
  Net noncurrent deferred tax (liabilities) assets .     (404)         1,888
                                                       ------         ------

  Net deferred tax assets                              $1,893         $3,134
                                                       ======         ======

       As of December 31, 2008 and 2007, we had valuation allowances of approximately $75 thousand and $0, respectively, against certain deferred tax assets, which consisted solely of realized capital losses on investments in our deferred supplemental compensation plan. The valuation allowance is based on limited unrealized capital gains within the portfolio and the uncertainty of the future gains due to the current stock market.

       We will continue to evaluate our valuation allowance position on a regular basis. To the extent that we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance. It is expected that any such reduction of our valuation allowance would have an immaterial impact on our results from operations.

       The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows (in thousands):

                                                       2008            2007
                                                       ----            ----
Gross deferred tax assets
  Deferred compensation and accrued paid leave . . .  $3,242          $2,658
  Depreciation . . . . . . . . . . . . . . . . . . .     551             870
  Accrued expenses . . . . . . . . . . . . . . . . .     569             360
  Restricted stock expense . . . . . . . . . . . . .     393               -
  Reserve for contract and other disallowances . . .     204             199
  Stock option expense . . . . . . . . . . . . . . .      52              73
  Retainage  . . . . . . . . . . . . . . . . . . . .       3              34
  Allowance for doubtful accounts  . . . . . . . . .       -               4
                                                      ------          ------
    Total gross deferred tax assets                    5,014           4,198
    Less valuation allowance                             (75)              -
                                                      ------          ------
    Net gross deferred tax assets                      4,939           4,198
                                                      ------          ------
Gross deferred tax liabilities
  Depreciation . . . . . . . . . . . . . . . . . . .  (2,272)           (610)
  Deferred revenues  . . . . . . . . . . . . . . . .    (417)           (210)
  Intangible assets  . . . . . . . . . . . . . . . .    (243)           (206)
  Restricted stock expense . . . . . . . . . . . . .    (113)              -
  Retainage  . . . . . . . . . . . . . . . . . . . .       -             (27)
  Accrued expenses . . . . . . . . . . . . . . . . .      (1)            (11)
                                                      ------          ------
    Total gross deferred tax liabilities              (3,046)         (1,064)
                                                      ------          ------

    Net deferred tax assets                           $1,893          $3,134
                                                      ======          ======

       We adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48"), on January 1, 2007. FIN 48 clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with FAS 109. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings upon adoption. In addition, there were no adjustments recorded during 2008 and 2007 after the initial adoption of FIN 48.


(11)  Commitments and Contingencies

(a)  Leases and Other Commitments

       We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and ten years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms. Payments on leases for 2008, 2007, and 2006 were as follows (in thousands):

                                    Payments           Sublease          Net
                                    on Leases           Income         Expense
                                    ---------           ------         -------
       2008 . . . . . . . . . . .   $10,378             $  709          $9,669
       2007 . . . . . . . . . . .     7,180                981          $6,199
       2006 . . . . . . . . . . .     4,128                930           3,198


       Future minimum annual non-cancelable commitments as of December 31, 2008 are as follows (in thousands):
                                      Lease             Sublease       Net
                                    Commitments          Income    Commitments
                                    -----------          ------    -----------
       2009 . . . . . . . . . . .     $ 9,347            $  449       $ 8,898
       2010 . . . . . . . . . . .       8,359               459         7,900
       2011 . . . . . . . . . . .       7,489               477         7,012
       2012 . . . . . . . . . . .       6,342               497         5,845
       2013 . . . . . . . . . . .       4,387               169         4,218
       Thereafter . . . . . . . .       5,544                 -         5,544
                                      -------            ------       -------
          Total                       $41,468            $2,051       $39,417
                                      =======            ======       =======
(b)  Contingencies

       	We have, in the normal course of business, certain claims against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(12)  Business Segments and Customer Information

	Segment Information

       Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group (formerly the Energy and Environmental Group, renamed in April 2008), and the Infrastructure Group (formerly the Infrastructure and Information Technology Group, renamed in April, 2008).
These segments operate under separate management teams and discrete financial information is produced for each segment. The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), and meet the aggregation of operating segments criteria of SFAS No. 131. We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

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

       IT, Energy and Management Consulting Group - The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian Government agencies. This group includes Energetics and, upon acquisition in April 2008, also includes G&B. See footnote 5 for information regarding the acquisition of G&B.

       Infrastructure Group - Our Infrastructure Group was created in connection with the June 4, 2007 acquisition of our wholly owned subsidiary, ICRC. ICRC is engaged principally in providing diversified technical and management services to the Government, including transportation infrastructure services, advanced vehicle technology, aerospace services and engineering and information technology. See footnote 5 for information regarding the acquisition of ICRC.


       Our segment information is as follows (in thousands):

                                                  2008      2007      2006
                                                  ----      ----      ----
Revenues:
  Federal Group                               $  667,407  $360,690  $190,956
  International Group                            220,021   228,002   158,452
  IT, Energy and Management Consulting
    Group                                         49,927    14,522    14,269
  Infrastructure Group                           106,380    49,918         -
  Corporate                                            -        32        57
                                              ----------  --------  --------
    Total revenues                            $1,043,735  $653,164  $363,734
                                              ==========  ========  ========
Income before income taxes:
  Federal Group                               $   18,594  $ 12,075  $  5,432
  International Group                              5,719     7,435     5,487
  IT, Energy and Management Consulting
    Group                                          4,649     1,614     1,795
  Infrastructure Group                             4,167     2,808         -
  Corporate/unallocated expenses                  (1,880)     (925)     (225)
                                              ----------  --------  --------
    Income before income taxes                $   31,249  $ 23,007  $ 12,489
                                              ==========  ========  ========
Interest (income) expense:
  Federal Group                               $     (379) $   (252) $    423
  International Group                                110      (124)     (258)
  IT, Energy and Management Consulting
    Group                                           (198)     (272)     (218)
  Infrastructure Group                               (72)      (44)        -
  Corporate                                          424        (7)     (374)
                                              ----------  --------  --------
    Total interest (income) expense             $   (115) $   (699) $   (427)
                                              ==========  ========  ========
Depreciation and amortization expense:
  Federal Group                                 $  2,242  $  1,514  $  1,044
  International Group                                967       890       655
  IT, Energy and Management Consulting
    Group                                            877       184       183
  Infrastructure Group                             1,351       875         -
                                              ----------  --------  --------
    Total depreciation and amortization         $  5,437  $  3,463  $  1,882
                                              ==========  ========  ========
Capital expenditures:
  Federal Group                                 $  5,941  $  6,401  $  2,258
  International Group                              1,248       332       519
  IT, Energy and Management Consulting
    Group                                            419        75        99
  Infrastructure Group                               247        34         -
  Corporate                                        2,161     1,889     2,742
                                              ----------  --------  --------
    Total capital expenditures                  $ 10,016  $  8,731  $  5,618
                                              ==========  ========  ========
Total assets:
  Federal Group                                 $145,786  $ 74,204  $ 40,670
  International Group                             47,331    49,438    33,541
  IT, Energy and Management Consulting
    Group                                         17,258     3,860     4,174
  Infrastructure Group                            17,933    14,885         -
  Corporate                                       47,658    29,384    20,150
                                              ----------  --------  --------
    Total assets                                $275,966  $171,771  $ 98,535
                                              ==========  ========  ========

       Revenues are net of inter-segment eliminations. Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments. Corporate assets are primarily cash and fixed assets.


Customer Information

	We are engaged principally in providing engineering, design, logistics, management and technical services to the Government, other Government prime contractors, and commercial entities. The largest customer for our services is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army, and Air Force. Our revenue by customer is as follows (in thousands):

                             2008              2007              2006
Customer                   Revenues     %    Revenues     %    Revenues     %
--------                   --------     -    --------     -    --------     -
U.S. Army/Army Reserve   $  625,237    9.9   $344,296   52.7   $174,473   48.0
U.S. Navy                   195,792   18.8    189,534   29.0    164,788   45.3
U.S. Air Force               10,720    1.0      4,628    0.7      4,579    1.2
                         ----------  -----   --------  -----   --------  -----
Total - DoD                 831,749   79.7    538,458   82.4    343,840   94.5

Department of
  Transportation             89,873    8.6     30,977    4.7          -    0.0
Department of
  U.S. Treasury              57,021    5.5     55,020    8.4      2,392    0.7
Department of Interior       19,156    1.8      1,053    0.2          -    0.0
Department of Energy         12,812    1.2     10,537    1.6      9,420    2.5
Other government             29,748    2.9     11,427    1.8      5,683    1.6
                         ----------  -----   --------  -----   --------  -----
Total - Federal Civil
  Agencies                  208,610   20.0    109,014   16.7     17,495    4.8

Commercial                    3,376    0.3      5,692    0.9      2,399    0.7
                         ----------  -----   --------  -----   --------  -----
Total                    $1,043,735  100.0   $653,164  100.0   $363,734  100.0
                         ==========  =====   ========  =====   ========  =====


       We do not measure revenue or profit by product or service lines, either for internal management or external financial reporting purposes, because it would be impractical to do so. Products offered and services performed are determined by contract requirements and the types of products and services provided for one contract bear no relation to similar products and services provided on another contract. Products and services provided vary when new contracts begin or current contracts expire. In many cases, more than one product or service is provided under a contract or contract task order. Accordingly, cost and revenue tracking is designed to best serve contract requirements and segregating costs and revenues by product or service lines in situations for which it is not required would be difficult and costly to both us and our customers.


(13)  Capital Stock

Common Stock

       Our common stock has a par value of $.05 per share. Proceeds from the issue of the common stock that is greater than $.05 per share is credited to additional paid in capital. Holders of common stock are entitled to one vote per common share held on all matters voted on by our stockholders. Stockholders of record are entitled to the amount of dividend declared per common share held.


(14)  ESOP/401(k) Plan and Profit Sharing Plan

       We have an ESOP/401(k), the VSE Corporation ESOP/401(k) Plan (the "Plan"), that allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. Under the terms of the plan, employer 401(k) contributions are made on behalf of the eligible employee participants based on the employees' 401(k) payroll deferrals. Effective January 1, 2007, the plan was amended to incorporate the Safe Harbor method of meeting nondiscrimination requirements of the Internal Revenue Code. Beginning with the 2007 plan year, the employer contribution is equal to 100% of the employee deferral on the first 3% of the employee pay deferred and 50% of the employee deferral on the next 2% of the employee pay deferred. Our expense associated with this plan for 2008, 2007, and 2006 was approximately $1.9 million, $1.4 million, and $584 thousand, respectively.
The increase in our expense in 2008 and 2007 as compared to 2006 was due to:
(1) an increase in the number of employees receiving an employer contribution as a result of new employees hired and the eligibility of Energetics' employees to receive employer contributions; and (2) the change in the rate of employer contributions associated with the use of the Safe Harbor method of meeting nondiscrimination requirements in 2008 and 2007.

       Prior to April 1, 1999, we made contributions under this plan into an ESOP trust which purchased VSE common stock on behalf of employees who met certain age and service requirements and were employed at the end of the plan year. Subsequent to April 1, 1999, the ESOP contributions were discontinued and replaced by employer 401(k) contributions. The ESOP/401(k) plan held 95,499 shares and 446,978 shares of VSE common stock as of December 31, 2008 and 2007, respectively. Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

       In 2008, we decided that employees should have an opportunity to diversify their VSE common stock in their 401(k) accounts held in the VSE Corporation Employee ESOP/401(k) Plan beginning with our 2008 Plan year. In January 2008, employees were notified that they may elect to transfer any portion of their 401(k) accounts that is invested in VSE common stock from that investment into another investment alternative under the Plan. This right extends to all of VSE common stock held under the 401(k) portion of the Plan. In addition, we have decided to terminate and liquidate the ESOP portion of the VSE Corporation Employee ESOP/401(k) Plan and, as elected by the employees, either distribute VSE common stock held in the ESOP accounts to the employees or rollover such VSE common stock into an Individual Retirement Account or employee plan selected by the employee. ESOP shares were distributed to employees in the third quarter of 2008.

       Energetics maintains a profit sharing plan for its employees. All employees who have completed two years of service are members of the profit sharing plan. At its discretion, Energetics may make contributions to the plan. The plan expense for 2008, 2007, and 2006 was $240 thousand, $227 thousand, and $412 thousand, respectively.

       ICRC sponsors a 401(k) profit sharing plan covering all ICRC regular status employees. To be eligible to participate in the plan, an employee must have completed one month of service with ICRC. The discretionary employer contributions are immediately vested. The amount charged to operations for employer contributions for 2008 and the post acquisition period of 2007 was approximately $286 thousand and $378 thousand, respectively.

       G&B maintains a defined contribution retirement plan (the "Plan"), established under the provisions of Internal Revenue Code Section 401(k), covering substantially all employees. Participants may make voluntary contributions up to the maximum amount allowable by law. G&B matches a percentage of the amount contributed by each participant to comply with safe harbor methods. At its discretion, G&B may make an additional profit sharing contribution for participants who have completed one year of service. The amount charged to operations for employer contributions during the post acquisition period of April, 2008 through December 31, 2008 was approximately $334 thousand.

(15)  Fair Value Measurements

       On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements," which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

       Included in other long-term assets as of December 31, 2008 is approximately $3.3 million of investments we hold in a trust related to a non-qualified benefit plan. We determined the fair value of these assets and corresponding liability using the Level 1 methodology. We have an offsetting deferred compensation liability for this plan. As such, we do not have income statement volatility as a result of fluctuations in the value of the plan's investments.


(16)  Selected Quarterly Data (Unaudited)

       The following table shows selected quarterly data for 2008 and 2007, in thousands, except earnings per share:

                                                    2008 Quarters
                                                    -------------
                                          1st       2nd       3rd       4th
                                          ---       ---       ---       ---
Revenues . . . . . . . . . . . . . . . $188,723  $251,688  $306,811  $296,513
                                       ========  ========  ========  ========
Gross profit . . . . . . . . . . . . . $  5,907  $  8,049  $  9,021  $  9,350
                                       ========  ========  ========  ========
Net income . . . . . . . . . . . . . . $  3,598  $  4,769  $  5,309  $  5,364
                                       ========  ========  ========  ========

Basic earnings per share . . . . . . . $    .71  $    .94  $   1.05  $   1.05
                                       ========  ========  ========  ========
Weighted average shares outstanding  .    5,059     5,066     5,076     5,088
                                       ========  ========  ========  ========
Diluted earnings per share . . . . . . $    .71  $    .94  $   1.04  $   1.05
                                       ========  ========  ========  ========
Weighted average shares outstanding  .    5,087     5,095     5,100     5,104
                                       ========  ========  ========  ========


                                                    2007 Quarters
                                                    -------------
                                          1st       2nd       3rd       4th
                                          ---       ---       ---       ---

Revenues . . . . . . . . . . . . . . . $120,689  $159,644  $174,692  $198,139
                                       ========  ========  ========  ========
Gross profit . . . . . . . . . . . . . $  4,441  $  5,679  $  5,663  $  7,430
                                       ========  ========  ========  ========
Net income . . . . . . . . . . . . . . $  2,729  $  3,547  $  3,359  $  4,467
                                       ========  ========  ========  ========

Basic earnings per share . . . . . . . $    .57  $    .72  $    .67  $    .89
                                       ========  ========  ========  ========
Weighted average shares outstanding  .    4,807     4,932     5,024     5,046
                                       ========  ========  ========  ========
Diluted earnings per share . . . . . . $    .56  $    .71  $    .66  $    .88
                                       ========  ========  ========  ========
Weighted average shares outstanding  .    4,890     4,977     5,063     5,082
                                       ========  ========  ========  ========

       The fourth quarter 2007 operating results in the table presented above are misstated as a result of an error related to the accounting for a cost-plus incentive fee contract that understated quarterly revenues by $1.2 million, quarterly net income by $703 thousand and quarterly earnings per share by $0.14 per share. The effects of this error on all other periods are immaterial. For the year ended December 31, 2007, this error resulted in an understatement of revenues by $635 thousand, net income by $386 thousand and earnings per share by $0.08 per share.


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

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Annual Report on Form 10-K.

Change in Internal Controls

     During the fourth quarter of fiscal year 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.




























































           Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VSE Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, VSE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                                                      /s/ Ernst & Young LLP

McLean, VA
March 2, 2009


ITEM 9B.  Other Information

	None.


                                  PART III

	Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2008 in respect to the Annual Meeting of VSE's stockholders (the "Proxy Statement") scheduled to be held on May 5, 2009.


ITEM 10.   Directors, Executive Officers and Corporate Governance

       	See Item 4 under the caption "Executive Officers of the Registrant," and the remaining information required by this Item is incorporated by reference to the Proxy Statement.


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

                                     VSE CORPORATION

Date:  February 27, 2009             By: /s/ M. A. Gauthier
                                         ----------------------------------
                                         M. A. Gauthier
                                         Director, Chief Executive Officer,
                                         President and Chief Operating
                                         Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                       Title                      Date
-----------------------------------------------------------------------------
/s/ M. A. Gauthier
----------------------------      Director, Chief Executive    February 27, 2009
M. A. Gauthier	                  Officer, President and
                                  Chief Operating Officer

/s/ T. R. Loftus                  Executive Vice President     February 27, 2009
----------------------------      and Chief Financial Officer
Thomas R. Loftus		  (Principal Financial and
                                  Accounting Officer)

/s/ D. M. Ervine                  Executive Chairman           February 27, 2009
----------------------------
D. M. Ervine

/s/ C. M. Kendall                 Director		       February 27, 2009
----------------------------
Clifford M. Kendall

/s/ C. S. Koonce                  Director		       February 27, 2009
----------------------------
Calvin S. Koonce

/s/ J. F. Lafond                  Director		       February 27, 2009
----------------------------
James F. Lafond

/s/ D. M. Osnos                   Director		       February 27, 2009
----------------------------
David M. Osnos

/s/ J. D. Ross                    Director		       February 27, 2009
----------------------------
Jimmy D. Ross

/s/ B. K. Wachtel                 Director		       February 27, 2009
----------------------------
Bonnie K. Wachtel

/s/ R. E. Eberhart                Director		       February 27, 2009
----------------------------
Ralph E. Eberhart

                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------

     2.1     Plan of acquisition, reorganization, arrangement,
             liquidation or succession
             Share Purchase Agreement, dated as of June 4, 2007,
               by and among VSE Corporation, Koniag, Inc.,
               Koniag Development Corporation, Nancy Ellen Lexo
               Living Trust, James W. Lexo, Jr., and Integrated
               Concepts and Research Corporation (Exhibit 2.1 to
               Form 8-K dated June 4, 2007)				 *
     2.2     Share Purchase Agreement, dated as of April 14, 2008,
               by and among VSE Corporation, Linda Kay Berdine
               Revocable Trust, Linda K. Berdine and
               G&B Solutions, Inc. (Exhibit 2.1 to Form 8-K dated
               April 14, 2008)                                           *
     3.1     Certificate of incorporation and by-laws
               Restated Certificate of Incorporation of VSE
                Corporation dated as of February 6, 1996 (Exhibit
                3.2 to Form 10-K405 dated March 25, 1996)                *
     3.2     By-Laws of VSE Corporation as amended through
                 December 17, 2008 (Exhibit 3.1 to Form 8-K dated
                 December 17, 2008)                                      *
     4.1     Instruments defining the rights of security holders,
             including indentures
               Specimen Stock Certificate as of May 19, 1983
                (Exhibit 4 to Registration Statement No. 2-83255
                dated April 22, 1983 on Form S-2)                        *   +
    10.1     Material contracts
		 Employment Agreement entered into as of December 10,
		   1997, by and between VSE Corporation and
		   Craig S. Weber (Exhibit VIII to Form 10-K dated
		   March 7, 2001)                                        *   +
    10.3      Employment Agreement entered into as of June 3,
                1999, by and between VSE Corporation and
                James M. Knowlton (Exhibit V to Form 10-K dated
                March 15, 2000)                                          *   +
    10.4      Employment Agreement dated as of March 10, 2004,
                by and between VSE Corporation and Thomas G. Dacus
               (Exhibit 10.1 to Form 10-Q dated April 28, 2004)	         *   +
    10.5      Employment Agreement dated as of July 1, 2004,
                by and between VSE Corporation and Thomas R. Loftus
               (Exhibit 10.1 to Form 10-Q dated July 30, 2004)           *   +
    10.6      Business Loan and security Agreement dated August 14,
                2007 among VSE Corporation, Energetics Incorporated,
                VSE Services International, Inc., Integrated
                Concepts and Research Corporation and Citizens Bank
                of Pennsylvania                                     Exhibit 10.1
    10.7      First Amendment to Business Loan and Security Agreement
                dated as of May 21, 2008 among VSE Corporation,
                Energetic Incorporation, VSE Services International,
                Inc., Integrated Concepts and Research Corporation,
                G&B Solutions, Inc. and Citizens Bank of
                Pennsylvania                                        Exhibit 10.2
    10.8      Employment Agreement dated as of April 22,
                2008, by and between VSE Corporation and
                Maurice G. Gauthier (Exhibit 10.1 to Form 8-K
                dated April 22, 2008)                                    *   +
    10.9      Transition Agreement dated as of April 22,
                2008, by and between VSE Corporation and
                Donald M. Ervine (Exhibit 10.2 to Form 8-K dated
                April 22, 2008)                                          *   +

                                EXHIBIT INDEX

Reference No.                                                      Exhibit No.
per Item 601 of                                                      in this
Regulation S-K             Description of Exhibit                   Form 10-K
--------------             ----------------------                   ---------

    10.10     Severance and Mutual Protection Agreement
                dated as of November 7, 2008 by and between
                VSE Corporation and Thomas M. Kiernan               Exhibit 10.3
    10.11     Statement of Amendment Number One to the
                Transition agreement, dated December 30,2008
                between VSE Corporation and Donald M. Ervine
                (Exhibit 10.1 to Form 8-K dated January 6, 2009)         *   +
    10.12     Statement of Amendment Number Two to the Transition
                Agreement, dated December 31, 2008, between
                VSE Corporation and Donald M. Ervine (Exhibit
                10.2 to Form 8-K dated January 6, 2009)                  *   +
    10.13     VSE Corporation Deferred Supplemental Compensation
                Plan effective January 1, 1994 as amended by the
                Board through March 9, 2004 (Exhibit 10.2 to
                Form 10-Q dated April 28, 2004) 			 *   +
    10.14     VSE Corporation 2004 Stock Option Plan (Appendix B to
                Registrant's definitive proxy statement for the Annual
                Meeting of Stockholders held on May 3, 2004)		 *   +
    10.15     VSE Corporation 2004 Non-employee Directors Stock Plan
                (Appendix C to Registrant's definitive proxy statement
                for the Annual Meeting of Stockholders held on
                May 3, 2004)                               		 *   +
    13.1      Annual report to security holders, Form 10-Q
                or selected quarterly data		     	    Exhibit 13
    21.1      Subsidiaries of the Registrant 		     	    Exhibit 21
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



















