Form 10-Q
period 2009-03-31
VSE CORP
filed 2009-04-30
CIK 102752

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended March 31, 2009       Commission File Number:  0-3676



                             VSE CORPORATION
           (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                       54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------

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

Number of shares of Common Stock outstanding as of April 30, 2009: 5,129,369.




                              TABLE OF CONTENTS


			    						   Page
                                                                           ----
PART I

ITEM 1.	Financial Statements(unaudited)

	Consolidated Balance Sheets as of March 31, 2009 and
	December 31, 2008	 . . . . . . . . . . . . . . . . . . . .     4

	Consolidated Statements of Income for the three months
	ended March 31, 2009 and 2008  . . . . . . . . . . . . . . . . .     5

        Consolidated Statements of Cash Flows for the three
       	months ended March 31, 2009 and 2008 . . . . . . . . . . . . . .     6

        Notes to Unaudited Consolidated Financial Statements . . . . . .     7

ITEM 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations  . . . . . . . . . . . . . .     12

ITEM 3.	Quantitative and Qualitative Disclosures About
        Market Risks . . . . . . . . . . . . . . . . . . . . . . . . . .     23

ITEM 4.	Controls and Procedures  . . . . . . . . . . . . . . . . . . . .     23


PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds  . .     23

ITEM 6.	Exhibits, Financial Statements and Schedules . . . . . . . . . .     23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25-28




























                                       2


VSE Corporation and Subsidiaries
________________________________________________________________________________


Forward Looking Statements

This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (the "SEC") on March 3, 2009.

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






































                                       3


                       PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                    (Unaudited)
                                                     March 31,    December 31,
                                                       2009          2008
                                                       ----          ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $    158      $    638
  Receivables, principally
    U.S. Government, net . . . . . . . . . . . . .   222,016       206,717
  Deferred tax assets  . . . . . . . . . . . . . .     2,545         2,297
  Other current assets . . . . . . . . . . . . . .    10,130        10,945
                                                    --------      --------
    Total current assets . . . . . . . . . . . . .   234,849       220,597

Property and equipment, net  . . . . . . . . . . .    22,996        21,484
Intangibles, net . . . . . . . . . . . . . . . . .    10,716        11,176
Goodwill . . . . . . . . . . . . . . . . . . . . .    19,051        17,439
Other assets . . . . . . . . . . . . . . . . . . .     5,003         5,270
                                                    --------      --------
    Total assets . . . . . . . . . . . . . . . . .  $292,615      $275,966
                                                    ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . .  $ 21,824      $  6,676
  Accounts payable . . . . . . . . . . . . . . . .   157,343       158,015
  Accrued expenses   . . . . . . . . . . . . . . .    27,668        31,498
  Dividends payable  . . . . . . . . . . . . . . .       231           229
                                                    --------      --------
    Total current liabilities  . . . . . . . . . .   207,066       196,418

Deferred compensation  . . . . . . . . . . . . . .     3,133         2,059
Deferred income taxes  . . . . . . . . . . . . . .       496           404
Other liabilities  . . . . . . . . . . . . . . . .     1,094           962
                                                    --------      --------
    Total liabilities  . . . . . . . . . . . . . .   211,789       199,843
                                                    --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    authorized 15,000,000 shares; issued and
    outstanding 5,128,380 and 5,098,542,
    respectively . . . . . . . . . . . . . . . . .       256           255
  Additional paid-in capital . . . . . . . . . . .    13,850        13,557
  Retained earnings  . . . . . . . . . . . . . . .    66,720        62,311
                                                    --------      --------
    Total stockholders' equity . . . . . . . . . .    80,826        76,123
                                                    --------      --------
    Total liabilities and stockholders' equity . .  $292,615      $275,966
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

                                       4

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                                        For the three months
                                                           ended March 31,
                                                          2009         2008
                                                          ----         ----
Revenues . . . . . . . . . . . . . . . . . . . . . .  $ 240,455    $ 188,723

Contract costs . . . . . . . . . . . . . . . . . . .    232,809      182,816
                                                      ---------    ---------
Gross profit . . . . . . . . . . . . . . . . . . . .      7,646        5,907

Selling, general and administrative expenses . . . .        202          163

Interest income, net . . . . . . . . . . . . . . . .        (59)        (147)
                                                      ---------    ---------
Income before income taxes . . . . . . . . . . . . .      7,503        5,891

Provision for income taxes . . . . . . . . . . . . .      2,863        2,293
                                                      ---------    ---------
Net income . . . . . . . . . . . . . . . . . . . . .  $   4,640    $   3,598
                                                      =========    =========


Basic earnings per share . . . . . . . . . . . . . .  $    0.91    $    0.71
                                                      =========    =========
Basic weighted average shares outstanding             5,112,356    5,058,784
                                                      =========    =========

Diluted earnings per share . . . . . . . . . . . . .  $    0.91    $    0.71
                                                      =========    =========
Diluted weighted average shares outstanding           5,126,629    5,086,670
                                                      =========    =========

Dividends declared per share                          $   0.045    $   0.040
                                                      =========    =========






















     The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------
(in thousands)

                                                          For the three months
                                                             ended March 31,
                                                              2009     2008
                                                              ----     ----
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $ 4,640  $ 3,598
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . .     1,633    1,053
    (Gain) loss on sale of property and equipment . . . .      (147)       1
    Deferred taxes  . . . . . . . . . . . . . . . . . . .      (156)   1,313
    Stock-based compensation  . . . . . . . . . . . . . .       294      225
Change in operating assets and liabilities:
    Receivables, net  . . . . . . . . . . . . . . . . . .   (15,299)   4,684
    Other current assets and noncurrent assets  . . . . .     1,028   (3,381)
    Accounts payable and deferred compensation  . . . . .       402    5,670
    Accrued expenses  . . . . . . . . . . . . . . . . . .    (5,442)  (4,569)
    Other liabilities . . . . . . . . . . . . . . . . . .       132       36
                                                            -------  -------
      Net cash (used in) provided by operating activities   (12,915)   8,630
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .    (2,634)  (1,980)
  Proceeds on the sale of property and equipment  . . . .       150        -
  Acquisition costs . . . . . . . . . . . . . . . . . . .         -     (137)
                                                            -------  -------
      Net cash used in investing activities                  (2,484)  (2,117)
                                                            -------  -------
Cash flows from financing activities:
  Borrowings on loan arrangement  . . . . . . . . . . . .    75,490    1,140
  Repayments on loan arrangement  . . . . . . . . . . . .   (60,342)  (1,221)
  Dividends paid  . . . . . . . . . . . . . . . . . . . .      (229)    (202)
  Excess tax benefits from share-based
    payment arrangements  . . . . . . . . . . . . . . . .         -        7
  Proceeds from the exercise of options of common stock .         -       13
                                                            -------  -------
      Net cash provided by (used in) financing activities    14,919     (263)
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents  . .      (480)   6,250
Cash and cash equivalents at beginning of period  . . . .       638      109
                                                            -------  -------
Cash and cash equivalents at end of period  . . . . . . .   $   158  $ 6,359
                                                            =======  =======








     The accompanying notes are an integral part of these financial statements.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2009



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

Our unincorporated divisions include BAV Division ("BAV"), Communications and Engineering Division ("CED"), Coast Guard Division ("VCG"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS"), Fleet Maintenance Division ("FMD"), Management Sciences Division ("MSD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC"), and G&B Solutions, Inc. ("G&B"), acquired in April 2008, are our currently active subsidiaries.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Reclassifications

Certain amounts from the prior year were reclassified to conform to the current year presentation. We reclassified the 2008 amortization expense of contract-related intangible assets from "Selling, general and administrative expenses" to "Contract costs" in the "Consolidated Statements of Income."

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


(2) Bank Notes Payable

We have a loan agreement with a bank under which credit is made available to us in the form of revolving loans or letters of credit. The amount of credit available to us under the loan is subject to certain conditions, including a borrowing formula based on our billed receivables. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us as of March 31, 2009 was $35 million and the maturity date of the loan agreement is May 10, 2010. The loan agreement has collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2009



other affirmative and negative covenants. As of March 31, 2009 we have not been notified by the bank, nor are we aware, of any defaults under the loan agreement.

Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued. As of March 31, 2009 and December 31, 2008, revolving loan amounts outstanding were approximately $22 million and approximately $7 million, respectively. Interest expense incurred on the loan was approximately $54 thousand and less than one thousand dollars for the three months ended March 31, 2009 and 2008, respectively. There was one letter of credit for approximately $1.35 million as of March 31, 2009 and December 31, 2008.


(3) Stock-based Compensation


Restricted Stock

On January 2, 2009, we awarded 6,300 shares of restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. The grant-date fair value of these restricted stock grants was $39.81 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $250 thousand during the first quarter of 2009.

On January 2, 2008, we awarded 3,500 shares of restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. The grant-date fair value of these restricted stock grants was $47.92 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $168 thousand during the first quarter of 2008.

On January 2, 2009 (the "2009 Awards"), January 3, 2008 (the "2008 Awards") and January 2, 2007 (the "2007 Awards"), we notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performance for the fiscal years 2009, 2008, and 2007, respectively. Vesting of each award occurs one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2010 for the 2009 Awards. The date of award determination for the 2008 Awards and 2007 Awards
was March 3, 2009 and March 3, 2008, respectively.   On each vesting date,
100% of the vested award is paid in our shares. The number of shares issued is based on the fair market value of our common stock on the vesting date.
The earned amount is expensed ratably over the vesting period of approximately three years.

The compensation expense related to these restricted stock awards for the three-month periods ended March 31, 2009 and 2008 was approximately $535 thousand and $154 thousand, respectively.

The stock-based compensation amount of approximately $294 thousand and approximately $225 thousand shown on the statements of cash flows for the three-month periods ending March 31, 2009 and 2008 is based on the compensation expense included in contract costs of approximately $535 and $154 thousand, respectively, reduced by the tax withholding associated with the 2008 and 2007 awards issued in March, 2009.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2009



On March 2, 2009, the employees eligible for the 2008 Awards and 2007 Awards received 23,538 shares of common stock. The grant-date fair value of these awards was $21.17 per share.


(4) Earnings Per Share

Basic earnings per share ("EPS") have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted EPS has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. Potentially dilutive common shares represent incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three-month periods ended March 31, 2009 and 2008.

                                            Three Months
                                           Ended March 31,
                                         2009           2008
                                         ----           ----
   Basic weighted average
     shares outstanding              5,112,356      5,058,784
   Dilutive effect of options           14,273         27,886
                                     ---------      ---------
   Diluted weighted average
     shares outstanding              5,126,629      5,086,670
                                     =========      =========

There were 0 and 1,000 stock options exercised during the three-month period ended March 31, 2009 and 2008, respectively.


(5) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(6) Segment Information

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, and the Infrastructure Group. These segments operate under separate management teams and discrete financial information is produced for each segment. The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by SFAS No. 131"Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), and meet the aggregation of operating segments criteria of SFAS No. 131. We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2009



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

Our segment information for the three-month periods ended March 31, 2009 and 2008 is as follows (in thousands):

                                                  Three Months
                                                 Ended March 31,
                                               2009           2008
                                               ----           ----
Revenues:
  Federal Group                             $152,957       $122,321
  International Group                         64,156         48,806
  IT, Energy and Management
    Consulting Group                          16,705          4,079
  Infrastructure Group                         6,637         13,520
  Corporate                                        -             (3)
                                            --------       --------
    Total revenues                          $240,455       $188,723
                                            ========       ========

Income before income taxes:
  Federal Group                             $  4,558       $  3,472
  International Group                          1,735          1,632
  IT, Energy and Management
    Consulting Group                           1,181            445
  Infrastructure Group                            42            600
  Corporate/unallocated expenses                 (13)          (258)
                                            --------       --------
    Income before income taxes              $  7,503       $  5,891
                                            ========       ========

Our revenue by customer is as follows (in thousands):

                                                  Three Months
                                                 ended March 31,
Source of Revenues                             2009           2008
------------------                             ----           ----
Army/Army Reserve                           $144,484       $116,391
Navy                                          59,224         38,887
Department of Treasury                         9,540         15,564
Department of Transportation                   4,953          7,491
Other                                         22,254         10,390
                                            --------       --------
  Total Revenues                            $240,455       $188,723
                                            ========       ========

                       VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2009



(7) Acquisitions

G&B Solutions, Inc.

On April 14, 2008, we acquired all of the capital stock of G&B. Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over a three-year post closing period if G&B achieves certain financial performance targets. The first earn-out payment period was from April 14, 2008 to March 31, 2009. Based on G&B's performance from April 14, 2008 to March 31, 2009, $1.4 million was earned by the seller and will be paid in the second quarter. This amount is reflected in goodwill and accrued expenses on the March 31, 2009 balance sheet. The subsequent earn-out payment periods are: April 1, 2009 to March 31, 2010 and April 1, 2010 to March 31, 2011. If earned and paid, such additional purchase price consideration will be recorded as goodwill on the consolidated balance sheet. The results of G&B's operations are included in the accompanying unaudited consolidated financial statements beginning as of April 14, 2008.

Additional goodwill and accrued expenses of $212 thousand were recorded as of March 31, 2009 for the amount due to the seller for additional taxes related to the Section 338(h)(10) election.


(8) Fair Value Measurements

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

Included in other current assets and other assets as of March 31, 2009 is approximately $4.6 million of investments we hold in a trust related to a non-qualified benefit plan. We determined the fair value of these assets and corresponding liability using the Level 1 methodology. We have an offsetting deferred compensation liability for this plan. As such, we do not have income statement volatility as a result of fluctuations in the value of the plan's investments.

In the first quarter of 2009, we adopted SFAS No. 157 as it relates to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis. The impact of its adoption was not material.

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

CED - CED is dedicated to supporting the Army's Communications and Electronics Command ("CECOM") in the management and execution of the Rapid Response ("R2") Program, which supports clients across DoD and the United States Government ("Government"). CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A large portion of our current work on this program is related to the U.S. military involvement in Iraq and Afghanistan. The contract supporting the R2 Program is scheduled to expire in January 2011.

       	CED Army Equipment Support Program - Our CED division had a program on its R2 support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Our revenues on this program were approximately $34 million and approximately $66 million for the first quarter of 2009 and 2008, respectively. Work on this program expired in February 2009.

       	CED Assured Mobility Systems Program - Our CED division has a program on its R2 support contract to provide technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command ("TACOM"). Our revenues on this program were approximately
$28 million and approximately $15 million for the first quarter of 2009 and

2008, respectively. In January 2009, we were awarded a $389 million follow-on task order on this program for work that will run through January 2011.

       RCV Modernization Program - We were awarded a task order on our R2 support contract for a program to provide maintenance work on U.S. Army Route Clearance Vehicles in Kuwait (the "RCV Modernization Program") in September 2008. We expect the initial phase of this program to run for two years under contractual coverage of approximately $194 million. Revenues on this program for the first quarter of 2009 were approximately $19 million.

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

FSS - FSS provides worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment, including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives ("FSR") and Field Support Teams ("FST") in areas of combat operations and austere environments.

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

SED - SED provides comprehensive systems and software engineering, logistics, and prototyping services to the DoD. SED principally supports the U.S. Army, Air Force, and Marine Corps combat and combat support systems. SED's core competencies include: systems technical support, configuration management and life cycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages.

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

FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury's seized and forfeited general property program. Our contract with the Department of Treasury to support this program is a cost plus incentive fee contract that contains certain conditions under which the incentive fee is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. Per the contract, an assessment of actual costs compared to target costs is made once annually. The target cost levels in this contract may be subject to negotiation and change if the customer's scope of work required varies from the scope of work originally contained in the contract. We recognize incentive fee when the amount is fixed or determinable and the collectability is reasonably assured. Due to the conditions under which the incentive fee for this contract is awarded, and to the potential for changes in the cost targets as work requirements vary, the full amount of incentive fee for the work we perform in any one period may not be fixed or determinable and the collectability may not be reasonably assured until a subsequent period. We are currently in discussions with our customer regarding potential target cost adjustments for the years 2007, 2008 and 2009. A favorable resolution from these discussions could potentially result in additional incentive fee income for us in a future period for work previously performed.

       	Contract Field Teams Program - In July 2008, our FMD division was awarded one of several prime contracts to support the United States Air Force Contract Field Teams ("CFT") Program. The CFT Program awards have a maximum ceiling of approximately $10.12 billion. Under the program, we are providing rapid deployment and long-term support services for a variety of Air Force requirements to maintain, repair and modernize equipment and systems. While our revenues under the contract cannot be predicted, the award provides us with the opportunity to compete for and expand our work performed for the Air Force.

VCG - VCG has provided the U. S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. The work performed by VCG for the U.S. Coast Guard has decreased and we have decided to make this division inactive beginning in 2009.

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

Infrastructure Group - ICRC, the only subsidiary included within the infrastructure group, is engaged principally in providing engineering and transportation infrastructure services.

       	Port of Anchorage Intermodal Expansion Project ("PIEP") - A significant amount of ICRC's revenues and income comes from services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP") under a contract with the U.S. Department of Transportation Maritime Administration. This contract requires ICRC to provide program management services, including project management, procurement, permitting, design, and construction to the Government to expand the size of the port's facilities to accommodate larger ships, more dock space, improved cargo flow, improved traffic flow at the port, more environmentally friendly port operations and other modernization enhancements. Some of the infrastructure improvements under the PIEP typically cannot be performed during the winter months due to subarctic conditions. The seasonal nature of this work will cause fluctuations in our revenues on this contract, with revenue levels typically higher in summer months and lower in winter months. The PIEP contract has an estimated ceiling amount of $704 million, a three-year base period of performance, and four one-year option periods.

                           Concentration of Revenues
                                (in thousands)
                     For the three months ended March 31,
                     ---------------------------------------
                         	           2009              2008
        Source of Revenue                Revenues    %      Revenues    %
	-----------------                --------    -      --------    -
	CED Army Equipment Support       $ 34,140    14     $ 65,542    35
	CED Assured Mobility Systems       28,320    12       15,108     8
	RCV Modernization                  18,598     8            -     -
	CED Other                          41,693    17       23,613    12
                                         --------   ---     --------   ---
	  Total CED                       122,751    51      104,263    55

	BAV Egypt                          13,598     6       11,908     6
	BAV Other                           7,046     3        4,012     2
                                         --------   ---     --------   ---
	  Total BAV                        20,644     9       15,920     8

	Treasury Seized Asset Program       9,343     4       15,280     8

	PIEP Contract                       4,951     2        7,402     4

	Other                              82,766    34       45,858    25
                                         --------   ---     --------   ---
          Total Revenues                 $240,455   100     $188,723   100
                                         ========   ===     ========   ===


Management Outlook

The growth in our revenues and profits in recent years presents us with both challenges and opportunities. Our work in the DoD market increased significantly in 2008 and several efforts within that market remain strong. Our ELD division has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception, resulting in further increases in revenues from these services in the first quarter of 2009. Our investment in facilities and personnel to support this work leaves us well positioned to serve DoD's growing need for our equipment refurbishment and sustainment services. We expect further increases in this division's work going forward. Based on indications from new requests for FMS assets and on congressional approval of certain ship transfers, we expect to show increases in our BAV division ship transfer revenues in 2009 and 2010. Our CED Assured Mobility Systems Program is expected to continue to contribute significant revenues through its scheduled expiration in January 2011.

In addition to the growth in some of our current DoD programs, we expect recent new awards to contribute to our revenues and profits going forward. The award of the RCV Maintenance Program gives us a significant new source of work over the next two years and a key presence in Kuwait that presents us with the potential for additional work in the future. The award of the CFT Program contract gives us the opportunity to increase our services performed for the Air Force. In the first quarter of 2009, we were awarded a General Services Administration ("GSA") Logistics Worldwide ("LOGWORLD") Schedule 874 V contract. This new schedule contract is available to all Federal agencies and represents potential revenues of approximately $50 million for the five-year base period, with options to extend the period of performance for up to 10 additional years.

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

The expansion of current work in our ELD and BAV divisions and the new work arising from the RCV Maintenance and CFT Programs will help us to replace certain work efforts that have supported our growth in recent years and have either expired or are due to expire. In November 2008, we successfully completed a four-year, $96 million program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. The CED Army Equipment Support Program expired in February 2009, as scheduled. Additionally, the U.S. Army informed us in January 2009 that they would not consider our proposal for a new contract to succeed our current R2 Program contract. The Army Office of Command Counsel encouraged the U.S. Army to provide us a comprehensive post-award debriefing in accordance with applicable regulations after the award of the successor contract is eventually made. We are evaluating our options regarding this matter, including the filing of a protest after the award of the successor contract. Should we be unsuccessful in our efforts in challenging our exclusion from this award, we will need to replace the R2 Program revenues with other new revenues or to move the work performed through the R2 contract to one of our other omnibus contracts. Our other omnibus contracts can be used to accommodate work performed by our employees and subcontractors. We expect to continue our work on existing task orders on our current R2 contract through the scheduled contract expiration in January 2011.

We are augmenting our core base of DoD work by emphasizing growth in our non-DoD services. These efforts have included: 1) an emphasis on marketing our Energetics services that has shown favorable results, including some major contract awards in 2008 that will be worked over the next three to five years,
2) work on the Treasury Seized Property Management program, and 3) the acquisitions of ICRC in 2007 and G&B in 2008. We expect these efforts that are directed toward the growth of our work in the Federal Civil marketplace to contribute to overall future revenue growth and financial performance.

Our growth prospects are further evidenced by a continuing increase in our workforce. As of March 31, 2009, our employee count was 2,244, which represents an increase of 324 employees, or approximately 17% since December 31, 2008.

We also know there are other risks and uncertainties related to our business. We recognize that 2009 is a Government transition year and Government spending priorities may change in ways that we cannot fully predict at this time. There are indications of a shift in Government spending to more energy, IT related infrastructure, health care IT, and DoD legacy systems services. We feel that our current capabilities have us well prepared to pursue these opportunities.

To summarize our outlook, we believe our business prospects are both bright and challenging. We are confident that the expansion of our equipment refurbishment and sustainment services performed by ELD and the ship transfer services performed by BAV; our new work on the RCV Maintenance and CFT

Programs; our growing level of work in the Federal Civil marketplace; our increased emphasis on bolstering our marketing efforts in both our DoD and Federal Civil markets; and our continued commitment to grow through acquisitions positions us well to meet the challenge of replacing work that will be expiring in the upcoming two year period.


Funded Backlog

Revenues in our industry depends on contract funding ("Bookings") and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the three month periods ended March 31, 2009 and 2008, and funded contract backlog as of March 31, 2009 and 2008 is as follows:

                                                       (in millions)
                                                      2009        2008
                                                      ----        ----
        Bookings                                      $232        $350
        Revenue                                       $240        $189
        Funded backlog                                $555        $570


Recent Accounting Pronouncements

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

In the first quarter of 2009, we adopted SFAS No. 157 as it relates to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis. The impact of its adoption was not material.


Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 3, 2009 for a full discussion of our critical accounting policies.


Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

                                              Three Months
                                             Ended March 31,
Contract Type                             2009    %       2008    %
-------------                             ----    -       ----    -
Cost-type . . . . . . . . . . . . . .  $ 41,108   17   $ 44,018   23
Time and materials  . . . . . . . . .   190,449   79    135,704   72
Fixed price . . . . . . . . . . . . .     8,898    4      9,001    5
                                       --------  ---   --------  ---
                                       $240,455  100   $188,723  100
                                       ========  ===   ========  ===

A significant portion of our time and materials revenues are primarily from the CED Army Equipment Support Program, the CED Assured Mobility Systems Program and other CED R2 Program task orders. Substantially all of the revenues on these programs result from the pass through of subcontractor support services that have a low profit margin for us.

Results of Operations

The results of operations are as follows (in thousands):

                                               Three Months
                                              Ended March 31,
Description                                   2009      2008    Change    %
-----------                                   ----      ----    ------    -
Revenues . . . . . . . . . . . . . . . . . $240,455  $188,723   $51,732   27
Contract costs . . . . . . . . . . . . . .  232,809   182,816    49,993   27
                                           --------  --------   -------  ---
Gross Profit . . . . . . . . . . . . . . .    7,646     5,907     1,739   29
Selling, general and
  administrative expenses  . . . . . . . .      202       163        39   24
Interest income, net . . . . . . . . . . .      (59)     (147)       88  (60)
                                           --------  --------   -------  ---
Income before income taxes . . . . . . . .    7,503     5,891     1,612   27
Provision for income taxes . . . . . . . .    2,863     2,293       570   25
                                           --------  --------   -------  ---
Net income   . . . . . . . . . . . . . . . $  4,640  $  3,598   $ 1,042   29
                                           ========  ========   =======  ===

Our revenues increased approximately $51.7 million, or approximately 27% for the three months ended March 31, 2009, as compared to the same period of 2008. The primary reasons for the increase are 1) an increase in CED revenues from work on R2 contract task orders, including the RCV Modernization program of approximately $18.5 million; 2) increases in our International Group revenues of approximately $15.3 million; 3) G&B revenues of approximately $11.7 million are included in our financial results in 2009 as compared to 2008 when G&B had not yet been acquired; and 4) growth in the equipment refurbishment services provided by our ELD division of approximately $8.6 million.

Our gross profits increased approximately $1.7 million, or approximately 29% for the three months ended March 31, 2009, as compared to the same period of 2008. The primary reasons for the increase are 1) an increase in gross profits provided by ELD equipment refurbishment services of approximately $1.5 million, and an increase in gross profits of approximately $1 million attributable to the inclusion of G&B in our operating results. These increases helped to replace a decrease in gross profits of approximately $1.4 million due to completion of the TBPS program in 2008 and resulting absence of this program from our operating results in 2009. The remaining difference in gross profits is due to smaller increases and decreases in our other operating divisions and subsidiaries.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. The increase in these expenses for the three months ended March 31, 2009 as compared to the same period of 2008 is in line with the increase in our business activity.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

                                    Three Months
                                   Ended March 31,
Description                        2009       2008      Change      %
-----------                        ----       ----      ------      -
Revenues                        $152,957   $122,321    $ 30,636     25
                                ========   ========    ========     ==
Income before income taxes      $  4,558   $  3,472    $  1,086     31
                                ========   ========    ========     ==
Profit percentage                   3.0%       2.8%

Revenues for our Federal Group increased approximately $30.6 million or approximately 25% for the three month period ended March 31, 2009, as compared to the same period for the prior year. The increase in revenues for 2009 resulted primarily from 1) increased CED revenues from work on R2 contract task orders, including the RCV Modernization program, of approximately $18.5 million; 2) growth in the equipment refurbishment services provided by our ELD division of approximately $8.6 million; and 3) growth in the field maintenance and logistics support services provided by our FSS division of approximately $3.4 million.

Income before income taxes for our Federal Group increased approximately $1.1 million, or approximately 31% for the three month period ended March 31, 2009 as compared to the same period for the prior year. The increase is primarily due to 1) an increase in profits on our ELD equipment refurbishment services of approximately $1.5 million resulting from the increase in ELD revenues and an improvement in the profit margins on this work due to capital investments made in prior years; and 2) an increase in profits of approximately $648 thousand on our FSS division field maintenance and logistics support services, including FSS work on the RCV Modernization Program. These increases helped to replace a decrease in profits of approximately $1.4 million due to the completion of the TBPS program in 2008 and the resulting absence of this program from our operating results in 2009.


International Group Results

The results of operations for our International Group are as follows (in thousands):

                                    Three Months
                                   Ended March 31,
Description                        2009       2008      Change      %
-----------                        ----       ----      ------      -
Revenues                         $64,156    $48,806     $15,350     31
                                 =======    =======     =======     ==
Income before income taxes       $ 1,735    $ 1,632     $   103      6
                                 =======    =======     =======     ==
Profit percentage                   2.7%       3.3%

Revenues for our International Group increased approximately $15.3 million or approximately 31% for the three month period ended March 31, 2009 as compared to the same period for the prior year. The increase in revenues for 2009 resulted primarily from 1) an increase of approximately $10.8 million in the level of FMD services due in part to new engineering and technical services task orders; and 2) an increase of approximately $4.7 million in the level of BAV services due in part to a delivery order to provide support services to the government of Romania.

Income before income taxes for our International Group did not change significantly for the three month period ended March 31, 2009 as compared to the same period for the prior year. The profit as a percentage of revenues decreased due to lower profit margins in our FMD division. FMD had an increased amount of low margin subcontractor pass-through work during this period in 2009 and profits on FMD's U.S. Department of Treasury seized and forfeited general property program were lower due to certain contract limitations.


IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

                                    Three Months
                                   Ended March 31,
Description                        2009       2008      Change      %
-----------                        ----       ----      ------      -
Revenues                         $16,705    $ 4,079     $12,626    310
                                 =======    =======     =======    ===

Income before income taxes       $ 1,181    $   445     $   736    165
                                 =======    =======     =======    ===
Profit percentage                   7.1%      10.9%

Revenues for our IT, Energy and Management Consulting Group increased approximately $12.6 million or approximately 310% and income before income taxes increased approximately $736 thousand or approximately 165% for the three month period ended March 31, 2009 as compared to the same period for the prior year. Upon our acquisition of G&B in April 2008, G&B became part of this segment, and the inclusion of G&B revenues of approximately $11.7 million and income before income taxes of approximately $661 thousand, net of acquisition related amortization expense, in this segment's results was the primary reason for the increases in 2009. Increases in Energetics' revenues of approximately $800 thousand and income before income taxes of $75 thousand also contributed to the increases in this segment in 2009.


Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):
                                    Three Months
                                   Ended March 31,
Description                        2009       2008      Change      %
-----------                        ----       ----      ------      -
Revenues                         $ 6,637    $13,520     $(6,883)   (51)
                                 =======    =======     =======    ===
Income before income taxes       $    42    $   600     $  (558)   (93)
                                 =======    =======     =======    ===
Profit percentage                   0.6%       4.4%

This segment consists of our ICRC subsidiary. Revenues for the three month period ended March 31, 2009 decreased by approximately $6.9 million or approximately 51%, and income before income taxes decreased by approximately $558 thousand or approximately 93%, when compared to the same period for the prior year. In 2008, ICRC provided information technology services on a contract with the U. S. Army Corps of Engineers. ICRC work on this contract ended in June of 2008 when we transferred some of this work as well as some smaller information technology services work efforts out of ICRC and into G&B. The reduction of this information technology revenue of approximately $3.4 million for 2009 was a significant reason for the overall decrease in ICRC's operating results. Also, certain environmental issues near the site that ICRC conducts its PIEP work have caused a temporary delay in the work schedule and had a negative impact on first quarter 2009 revenues and profits, with revenues from the PIEP work decreasing by approximately $2.5 million. The environmental issues are not caused by the work conducted by ICRC, but ICRC must comply with certain environmental restrictions.


Financial Condition

Our financial condition did not change materially in the first quarter of 2009. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $480 thousand during the first quarter of 2009.

Cash used in operating activities was approximately $12.9 million during the first three months of 2009 as compared to cash provided by operating activities of approximately $8.6 million in the first three months of 2008. An increase of approximately $1 million in cash provided by net income and approximately $1 million due to an increase in depreciation and amortization and other non-cash operating activities partially offset an increase of approximately $21.6 million in cash used in operating activities due to changes in the levels of working capital components. Of these working capital components, our largest assets are our accounts receivable and our largest liabilities are our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from government customers in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities increased approximately $400 thousand in the first three months of 2009 as compared to the same period of 2008. This was due to an increase of approximately $600 thousand in purchases of property and equipment.

Cash provided by financing activities increased approximately $15.1 million in the first three months of 2009 as compared to the same period of 2008. This increase was primarily due to an increase in borrowings on our bank loan to help finance our operating activities.

We paid quarterly cash dividends totaling $0.045 per share during the first quarter of 2009. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform and by the timing of large materials purchases and subcontractor efforts used in our contracts.

From time to time, we may also invest in the acquisition of another company. Our acquisitions of ICRC in 2007 and G&B in 2008 required a significant use of our cash. While there are no firm plans for any specific additional acquisitions at this time, we continue to seek opportunities for growth through acquisitions.

We may also invest in expansion, improvement, and maintenance of our operational and administrative facilities such as an additional 40,000 square feet of warehouse and shop space at our Ladysmith, Virginia facility for approximately $6.2 million in 2008. We may make additional investments in operational or administrative facilities in 2009 and in future years.

Our external liquidity consists of a loan agreement with a bank that provides us with revolving loans and letters of credit. The amount of credit available to us as of March 31, 2009 was $35 million (an increase from $25 million pursuant to an amendment) and the maturity date of the loan agreement is May 21, 2010, unless extended. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We were using approximately $23.2 million of the loan agreement availability, consisting of approximately $21.8 million in revolving loans and approximately $1.4 million in letters of credit as of March 31, 2009. Average revolving loan amounts outstanding during the first quarter of 2009 were approximately $6.5 million per day. The March 31, 2009 outstanding revolving loan amount was significantly higher than our average outstanding amount during the first quarter 2009 due to the timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses. Such timing can cause temporary peaks in our outstanding revolving loan amounts. We paid down the revolving loan subsequent to March 31, 2009 and had periods during April 2009 for which there were no revolving loan amounts outstanding.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA) and a minimum Fixed Charge Coverage Ratio, that we were in compliance with at March 31, 2009.

                               Maximum Ratio     Actual Ratio at March 31, 2009
                               -------------     ------------------------------
Leverage Ratio                   3.00 to 1                 0.61 to 1

                               Minimum Ratio     Actual Ratio at March 31, 2009
                               -------------     ------------------------------
Fixed Charge Coverage Ratio      1.25 to 1                 3.40 to 1

Our bank continues to maintain investment grade credit ratings from the ratings services and we believe that we are well positioned to obtain financing from other banks if the need should arise. Accordingly, we do not believe that the current turbulence in the financial markets will have a material adverse impact on our ability to finance our business, financial condition, or results of operations. We currently do not use public debt security financing.


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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                               VSE CORPORATION




Date:  April 30, 2009                 /s/ M. A. Gauthier
                                      __________________________________
                                      M. A. Gauthier
                                      Director, Chief Executive Officer,
                                      President and Chief Operating
                                      Officer



 Date:  April 30, 2009                /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)