Form 10-Q
period 2009-06-30
VSE CORP
filed 2009-07-30
CIK 102752

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended June 30, 2009       Commission File Number:  0-3676



                              VSE CORPORATION
           (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                       54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                    ---------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]    No [ ]

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

Number of shares of Common Stock outstanding as of July 30, 2009: 5,131,869.


                              TABLE OF CONTENTS


	            						        Page
                                                                        ----
PART I

ITEM 1.	 Financial Statements(unaudited)

	 Consolidated Balance Sheets as of June 30, 2009 and
	 December 31, 2008  . . . . . . . . . . . . . . . . . . . . .     5

	 Consolidated Statements of Income for the three and
	 six months ended June 30, 2009 and 2008  . . . . . . . . . .     6

	 Consolidated Statements of Cash Flows for the six
	 months ended June 30, 2009 and 2008  . . . . . . . . . . . .     7

	 Notes to Unaudited Consolidated Financial Statements . . . .     8

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . .     14

ITEM 3.  Quantitative and Qualitative Disclosures About
         Market Risks . . . . . . . . . . . . . . . . . . . . . . . .     26

ITEM 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . .     26


PART II

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds      26

ITEM 4.  Submission of Matters to a Vote of Security Holders  . . . .     26

ITEM 6.  Exhibits, Financial Statements and Schedules . . . . . . . .     27

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29-32

VSE Corporation and Subsidiaries


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

                       PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                    (Unaudited)
                                                     June 30,    December 31,
                                                       2009          2008
                                                       ----          ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $    183      $    638
  Receivables, principally
    U.S. Government, net . . . . . . . . . . . . .   147,172       206,717
  Deferred tax assets  . . . . . . . . . . . . . .     2,816         2,297
  Other current assets . . . . . . . . . . . . . .     9,539        10,945
                                                    --------      --------
    Total current assets . . . . . . . . . . . . .   159,710       220,597

Property and equipment, net  . . . . . . . . . . .    23,864        21,484
Intangibles, net . . . . . . . . . . . . . . . . .    10,256        11,176
Goodwill . . . . . . . . . . . . . . . . . . . . .    19,051        17,439
Other assets . . . . . . . . . . . . . . . . . . .     5,188         5,270
                                                    --------      --------
    Total assets . . . . . . . . . . . . . . . . .  $218,069      $275,966
                                                    ========      ========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . .  $  2,646      $  6,676
  Accounts payable . . . . . . . . . . . . . . . .    95,196       158,015
  Accrued expenses   . . . . . . . . . . . . . . .    27,722        31,498
  Dividends payable  . . . . . . . . . . . . . . .       257           229
                                                    --------      --------
    Total current liabilities  . . . . . . . . . .   125,821       196,418

Deferred compensation  . . . . . . . . . . . . . .     3,311         2,059
Deferred income taxes  . . . . . . . . . . . . . .       510           404
Other liabilities  . . . . . . . . . . . . . . . .     1,041           962
                                                    --------      --------
    Total liabilities  . . . . . . . . . . . . . .   130,683       199,843
                                                    --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    authorized 15,000,000 shares; issued and
    outstanding 5,131,869 and 5,098,542,
    respectively . . . . . . . . . . . . . . . . .       256           255
  Additional paid-in capital . . . . . . . . . . .    14,225        13,557
  Retained earnings  . . . . . . . . . . . . . . .    72,905        62,311
                                                    --------      --------
    Total stockholders' equity . . . . . . . . . .    87,386        76,123
                                                    --------      --------
    Total liabilities and stockholders' equity . .  $218,069      $275,966
                                                    ========      ========













  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                      For the three months      For the six months
                                        ended June 30,            ended June 30,
                                       2009        2008          2009        2008
                                       ----        ----          ----        ----
Revenues  . . . . . . . . . .      $ 255,109   $ 251,688     $ 495,564   $ 440,411

Contract costs  . . . . . . .        244,440     243,639       477,249     426,455
                                   ---------   ---------     ---------   ---------
Gross profit. . . . . . . . .         10,669       8,049        18,315      13,956

Selling, general and
  administrative expenses . .            180         220           382         383

Interest (income) expense,
  net . . . . . . . . . . . .            (60)         34          (119)       (113)
                                   ---------   ---------     ---------   ---------
Income before income taxes. .         10,549       7,795        18,052      13,686

Provision for income taxes. .          4,107       3,026         6,970       5,319
                                   ---------   ---------     ---------   ---------

Net income. . . . . . . . . .      $   6,442   $   4,769     $  11,082   $   8,367
                                   =========   =========     =========   =========


Basic earnings per share  . .      $    1.26   $    0.94     $    2.16   $    1.65
                                   =========   =========     =========   =========
Basic weighted average shares
  outstanding                      5,130,372   5,065,799     5,121,414   5,062,292
                                   =========   =========     =========   =========
Diluted earnings per share. .      $    1.25   $    0.94     $    2.16   $    1.64
                                   =========   =========     =========   =========
Diluted weighted average
  shares outstanding               5,142,799   5,094,615     5,134,759   5,090,643
                                   =========   =========     =========   =========

Dividends declared per share       $   0.050   $   0.045     $   0.095   $   0.085
                                   =========   =========     =========   =========


























  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
----------------------------------------------------------------------------
(in thousands)

                                                          For the six months
                                                             ended June 30,
                                                              2009     2008
                                                              ----     ----
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . .   $11,082  $ 8,367
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . .     3,518    2,299
    Gain on sale of property and equipment  . . . . . . .      (130)      (1)
    Deferred taxes  . . . . . . . . . . . . . . . . . . .      (413)      43
    Stock-based compensation  . . . . . . . . . . . . . .       625      509
Changes in operating assets and liabilities,
  net of impact of acquisition:
    Receivables, net  . . . . . . . . . . . . . . . . . .    59,545  (33,644)
    Other current assets and noncurrent assets  . . . . .     1,381   (4,437)
    Accounts payable and deferred compensation  . . . . .   (61,567)  28,912
    Accrued expenses  . . . . . . . . . . . . . . . . . .    (3,776)    (407)
    Other liabilities . . . . . . . . . . . . . . . . . .        79      166
                                                            -------  -------
      Net cash provided by operating activities              10,344    1,807
                                                            -------  -------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .    (4,891)  (3,685)
  Proceeds on the sale of property and equipment  . . . .       150        -
  Cash paid for acquired business, net of cash acquired .    (1,612) (17,129)
                                                            -------  -------
      Net cash used in investing activities                  (6,353) (20,814)
                                                            -------  -------

Cash flows from financing activities:
  Borrowings on loan arrangement  . . . . . . . . . . . .   112,860   87,478
  Repayments on loan arrangement  . . . . . . . . . . . .  (116,890) (66,650)
  Dividends paid  . . . . . . . . . . . . . . . . . . . .      (460)    (405)
  Excess tax benefits from share-based
    payment arrangements  . . . . . . . . . . . . . . . .        13        7
  Proceeds from the exercise of options of common stock .        31       13
                                                            -------  -------
      Net cash (used in) provided by financing activities    (4,446)  20,443
                                                            -------  -------

Net (decrease) increase in cash and cash equivalents  . .      (455)   1,436
Cash and cash equivalents at beginning of period  . . . .       638      109
                                                            -------  -------
Cash and cash equivalents at end of period  . . . . . . .   $   183  $ 1,545
                                                            =======  =======



















  The accompanying notes are an integral part of these financial statements.

                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2009



(1) Nature of Business and Basis of Presentation

Our business operations consist primarily of diversified engineering, logistics, management, and technical services performed on a contract basis. Substantially all of our contracts are with agencies of the United States Government (the "Government") and other Government prime contractors. Our customers also include nongovernment organizations and commercial entities.

Our active divisions include GLOBAL Division ("GLOBAL"), formerly known as "BAV Division" or "BAV", Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS"), Fleet Maintenance Division ("FMD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC"), and G&B Solutions, Inc. ("G&B"), acquired in April 2008, are our currently active subsidiaries. In 2009, our inactive divisions include Coast Guard Division ("VCG"), and Management Sciences Division ("MSD").

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Standards No. 165 "Subsequent Events," we evaluated subsequent events after the balance sheet date of June 30, 2009 through the time of filing this Form 10-Q with the SEC on July 30, 2009.

Reclassifications

Certain amounts from the prior year were reclassified to conform to the current year presentation. For the three- and six-month periods ended June 30, 2008, we reclassified amortization expense for contract-related intangible assets from "Selling, general and administrative expenses" to "Contract costs" in the "Consolidated Statements of Income."

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

                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2009



(2) Bank Notes Payable

We have a loan agreement with a bank that provides us with revolving loans and letters of credit. The amount of credit available to us as of June 30, 2009 was $35 million and the maturity date of the loan agreement is May 21, 2010. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. We were in compliance with the covenants at June 30, 2009.

As of June 30, 2009 and December 31, 2008, revolving loan amounts outstanding were approximately $2.6 million and approximately $6.7 million, respectively. Interest expense incurred on the loan was approximately $19 thousand and approximately $73 thousand for the three- and six-month periods ended June 30, 2009, respectively, and approximately $88 thousand for the three- and six-month periods ended June 30, 2008. There was one letter of credit outstanding for approximately $1.4 million as of June 30, 2009 and December 31, 2008.


(3) Stock-based Compensation


Restricted Stock

On January 2, 2009, we awarded 6,300 shares of restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. The grant-date fair value of these restricted stock grants was $39.81 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $250 thousand for the six months ended June 30, 2009.

On January 2, 2008, we awarded 3,500 shares of restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. The grant-date fair value of these restricted stock grants was $47.92 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $168 thousand for the six months ended June 30, 2008.

On January 2, 2009, January 3, 2008 and January 2, 2007, we notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performance for the fiscal years 2009 (the "2009 Awards"), 2008 (the "2008 Awards"), and 2007 (the "2007 Awards"),
respectively. Vesting of each award occurs one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2010 for the 2009
Awards.    The date of award determination for the 2008 Awards and 2007 Awards
was March 3, 2009 and March 3, 2008, respectively.   On each vesting date,
100% of the vested award is paid in our shares.   The number of shares issued
is based on the fair market value of our common stock on the vesting date.
The earned amount is expensed ratably over the vesting period of approximately

                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2009



three years. On March 2, 2009, the employees eligible for the 2008 Awards and 2007 Awards received 23,538 shares of common stock. The grant-date fair value of these awards was $21.17 per share.

The compensation expense related to all restricted stock awards included in contract costs was approximately $346 thousand and approximately $881 thousand for the three- and six-month periods ended June 30, 2009, respectively, and approximately $330 thousand and approximately $652 thousand for the three- and six-month periods ended June 30, 2008, respectively.

The stock-based compensation amount of approximately $625 thousand and approximately $509 thousand shown on the statements of cash flows for the six-month periods ended June 30, 2009 and 2008, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the six-month periods ended June 30, 2009 and 2008, respectively.

On April 28, 2009, M. A. Gauthier received 989 shares of common stock based on the vesting schedule of the award issued on April 22, 2008. The fair value of this award was $34.30 per share at the time of the award.

(4) Earnings Per Share

Basic earnings per share ("EPS") have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted EPS has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. Potentially dilutive common shares represent incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three- and six-month periods ended June 30, 2009 and 2008.


                                      Three Months            Six Months
                                     Ended June 30,         Ended June 30,
                                    2009        2008       2009        2008
                                    ----        ----       ----        ----
   Basic weighted average
     shares outstanding           5,130,372   5,065,799  5,121,414   5,062,292
   Dilutive effect of options        12,427      28,816     13,345      28,351
                                  ---------   ---------  ---------   ---------
   Diluted weighted average
     shares outstanding           5,142,799   5,094,615  5,134,759   5,090,643
                                  =========   =========  =========   =========

During the three-month period ended June 30, 2009, 2,500 stock options were exercised and such exercises resulted in an increase to additional paid-in capital of approximately $45 thousand, including related income tax benefits. No stock options were exercised during the three-month period ended March 31, 2009.

During the three-month period ended March 31, 2008, 1,000 stock options were exercised and such exercises resulted in an increase to additional paid-in capital of approximately $19 thousand, including related income tax benefits. No stock options were exercised during the three months ended June 30, 2008.

                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2009



(5) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(6) Segment Information

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, and the Infrastructure Group. These segments operate under separate management teams and discrete financial information is produced for each segment. The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by SFAS No. 131" Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), and meet the aggregation of operating segments criteria of SFAS No.
131. We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.


       	Federal Group - The Federal Group provides engineering, technical, management, integrated logistics support and information technology services to all U.S. military branches and other Government agencies. The Federal Group consists of five divisions: CED, ELD, FSS, SED and MSD, which became inactive in 2009.

       	International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other Government agencies. It consists of three divisions: GLOBAL, FMD and VCG, which became inactive in 2009.

       IT, Energy and Management Consulting Group - The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian Government agencies. This group consists of Energetics and, upon acquisition in April 2008, G&B.

       Infrastructure Group - The Infrastructure Group is engaged principally in providing diversified technical and management services to the Government, including transportation infrastructure services and aerospace services. This group consists of ICRC.


Our segment information for the three- and six-month periods ended June 30, 2009 and 2008 is as follows (in thousands):

                                          Three Months         Six Months
                                         ended June 30,      ended June 30,
                                         2009      2008       2009     2008
                                         ----      ----       ----     ----
Revenues:
  Federal Group                       $151,302  $164,145   $304,259  $286,466
  International Group                   73,267    52,079    137,423   100,885
  IT, Energy and Management
    Consulting Group                    18,620    13,834     35,325    17,913
  Infrastructure Group                  11,920    21,618     18,557    35,138
  Corporate                                  -        12          -         9
                                      --------  --------   --------  --------
    Total revenues                    $255,109  $251,688   $495,564  $440,411
                                      ========  ========   ========  ========

                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2009




                                          Three Months         Six Months
                                         ended June 30,      ended June 30,
                                         2009      2008       2009     2008
                                         ----      ----       ----     ----
Income before income taxes:
  Federal Group                       $  6,445  $  4,847   $ 11,003  $  8,319
  International Group                    1,644     1,443      3,379     3,075
  IT, Energy and Management
    Consulting Group                     2,237     1,314      3,418     1,759
  Infrastructure Group                     306       758        348     1,358
  Corporate/unallocated expenses           (83)     (567)       (96)     (825)
                                      --------  --------   --------  --------
    Income before income taxes        $ 10,549  $  7,795   $ 18,052  $ 13,686
                                      ========  ========   ========  ========

Customer Information

Our revenue by customer is as follows (in thousands):

                                          Three Months         Six Months
                                         ended June 30,      ended June 30,
Source of Revenues                       2009      2008       2009     2008
------------------                       ----      ----       ----     ----
Army/Army Reserve                      $144,459  $153,573   $288,943  $269,964
Navy                                     63,799    47,980    123,023    86,867
Department of Treasury                   11,506    13,388     21,046    28,952
Department of Transportation             10,275    17,559     15,228    25,050
Other                                    25,070    19,188     47,324    29,578
                                       --------  --------   --------  --------
  Total Revenues                       $255,109  $251,688   $495,564  $440,411
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

Under the terms of the acquisition, we will be required to make additional payments of up to $4.2 million over a three-year post closing period if G&B achieves certain financial performance targets. The first earn-out payment period was from April 14, 2008 to March 31, 2009. Based on G&B's performance from April 14, 2008 to March 31, 2009, $1.4 million was earned by the seller and was paid in the second quarter and recorded as goodwill. The subsequent earn-out payment periods are: April 1, 2009 to March 31, 2010 and April 1, 2010 to March 31, 2011. If earned and paid, such additional purchase price consideration will be recorded as goodwill on the consolidated balance sheet. Additionally, $212 thousand was paid and recorded as goodwill during the second quarter of 2009 for taxes related to the Section 338(h)(10) election. The results of G&B's operations are included in the accompanying unaudited consolidated financial statements beginning as of April 14, 2008.

                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2009



(8) Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157"), which defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.

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

Included in other current assets and other assets as of June 30, 2009 is approximately $4.2 million of investments we hold in a trust related to a non-qualified benefit plan. We determined the fair value of these assets using the Level 1 methodology. We have an offsetting deferred compensation liability for this plan. As such, we do not have income statement volatility as a result of fluctuations in the value of the plan's investments.

In the first quarter of 2009, we adopted SFAS No. 157 as it relates to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis. The impact of its adoption was not material.


(9) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" ("SFAS No. 168"). The FASB Accounting Standards Codification ("the Codification") will become the source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP"). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our results of operations, financial position, or cash flow.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Executive Overview

Organization

Our business operations consist primarily of diversified program management, logistics, engineering, IT, construction program and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("Government")agencies and other Government prime contractors.

Our business operations are managed under groups that consist of one or more divisions or wholly owned subsidiaries. Our Federal Group operations are conducted by our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS"), and Systems Engineering Division ("SED"). Our International Group operations are conducted by our GLOBAL Division ("GLOBAL", formerly our BAV Division), and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group operations are conducted by our wholly owned subsidiaries Energetics Incorporated ("Energetics") and G&B Solutions, Inc. ("G&B"). Our Infrastructure Group operations are conducted by our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC"). Our Management Sciences Division ("MSD") formerly conducted operations in our Federal Group, but is currently inactive. Our Coast Guard Division ("VCG") formerly conducted operations in our International Group, but is currently inactive.

Customers and Services

We provide program management, logistics, engineering, IT, construction program, and consulting services to the Government, other Government prime contractors, and commercial entities. Our largest customer is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army and Air Force. We also provide services to various civilian Government customers.

	Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Infrastructure.

Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other Government agencies. The divisions in this group include CED, ELD, FSS, SED and MSD, which became inactive in 2009.

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

       	CED Army Equipment Support Program - Our CED division had a program on its R2 support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. Our revenues on this program were approximately $52 million and approximately $151 million for the six months ended June 30, 2009 and 2008, respectively. Work on this program expired in February 2009.

       	CED Assured Mobility Systems Program - Our CED division has a program on its R2 support contract to provide technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command ("TACOM"). Our revenues on this program were approximately
$66 million and approximately $37 million for the six months ended June 30, 2009 and 2008, respectively. In January 2009, we were awarded a $389 million follow-on task order on this program for work that will run through January 2011.

       RCV Modernization Program - We were awarded a task order on our R2 support contract for a program to provide maintenance work on U.S. Army Route Clearance Vehicles in Kuwait (the "RCV Modernization Program") in September 2008. We expect the initial phase of this program to run for two years under contractual coverage of approximately $194 million. Revenues on this program for the six months ended June 30, 2009 were approximately $37 million.

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

MSD - Past activities of MSD focused on services for product and process improvement, supporting a variety of Government and commercial clients. These service offerings have been transferred to our G&B operations and MSD does not currently conduct operating activities.

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

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other Government agencies. The divisions in this Group include GLOBAL, FMD and VCG, which became inactive in 2009.

GLOBAL - Through GLOBAL, we provide assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries by providing program management, engineering, technical support, logistics services for ship reactivations and transfers and follow-on support. Our expertise includes: ship reactivation/transfer, overhaul and maintenance, follow-on technical support, FMS integrated logistics support, engineering and industrial services, training and spare and repair parts support. The level of revenues and associated profits resulting from fee income generated by this program varies depending on a number of factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. Changes in the level of activity associated with the Navy's ship transfer program have historically caused quarterly and annual revenue fluctuations.

FMD - FMD provides field engineering, logistics, maintenance and information technology services to the U.S. Navy and Air Force, including fleet-wide ship and aircraft support programs. FMD's expertise includes ship repair and modernization, ship systems installations, ordnance engineering and logistics, facility operations, war reserve materials management, aircraft sustainment and maintenance automation and IT systems integration.

       	Treasury Seized Asset Program - FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury's seized and forfeited general property program. Our contract with the Department of Treasury to support this program is a cost plus incentive fee contract that contains certain conditions under which the incentive fee revenue is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. Per the contract, an assessment of actual costs compared to target costs is made once annually. The target cost levels in this contract may be subject to negotiation and change if the customer's work requirements vary from the scope of work originally contained in the contract. We recognize incentive fee when the amount is fixed or determinable and collectability is reasonably assured. Due to the conditions under which the incentive fee for this contract is awarded, and to the potential for changes in the cost targets as work requirements vary, the full amount of incentive fee for the work we perform in any one period may not be fixed or determinable and the collectability may not be reasonably assured until a subsequent period. We are currently in discussions with our customer regarding potential target cost adjustments for the years 2007, 2008 and 2009. A favorable resolution from these discussions could potentially result in additional fee income for us in a future period for work previously performed. Revenues on this program for the six months ended June 30, 2009 were approximately $21 million.

       	Contract Field Teams Program - In July 2008, our FMD division was awarded one of several prime contracts to support the United States Air Force Contract Field Teams ("CFT") Program. The CFT Program awards have a maximum ceiling of approximately $10.12 billion. Under the program, we are providing rapid deployment and long-term support services for a variety of Air Force requirements to maintain, repair and modernize equipment and systems. While our revenues under the contract cannot be predicted with certainty, the award provides us with the opportunity to compete for and expand our work performed for the Air Force. Revenues on this program for the six months ended June 30, 2009 were approximately $7 million.

VCG - VCG has provided the U.S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. The work performed by VCG for the U.S. Coast Guard has decreased and we have decided to make this division inactive beginning in 2009.

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

Infrastructure Group - This group consists of our ICRC subsidiary. ICRC is engaged principally in providing engineering and transportation infrastructure services.

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

                          Concentration of Revenues
                                (in thousands)
                       For the six months ended June 30,
                       ---------------------------------
                                         2009                2008
    Source of Revenue                  Revenues     %      Revenues      %
    -----------------                  --------     -      --------      -
    CED Army Equipment Support         $ 52,229     11     $151,350      34
    CED Assured Mobility Systems         65,783     13       37,079       8
    RCV Modernization                    37,256      8            0       0
    CED Other                            83,147     17       60,973      14
                                       --------    ---     --------     ---
	  Total CED                     238,415     49      249,402      56

    GLOBAL Egypt                         28,195      6       23,952       6
    GLOBAL Other                         17,437      4       10,500       2
                                       --------    ---     --------     ---
	  Total GLOBAL                   45,632     10       34,452       8

    Treasury Seized Asset Program        20,655      4       28,183       6

    PIEP Contract                        15,224      3       24,902       6

    Other                               175,638     34      103,472      24
                                       --------    ---     --------     ---
	  Total Revenues               $495,564    100     $440,411     100
                                       ========    ===     ========     ===

Management Outlook


Our work in the DoD market increased significantly in the recent past and several efforts within that market remain strong. Our ELD division has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception, resulting in further increases in revenues from these services in the first two quarters of 2009. Our investment in facilities and personnel to support this work leaves us well positioned to serve DoD's growing need for our equipment refurbishment and sustainment services. We expect further increases in this division's work going forward. Based on indications from new requests for FMS assets and on congressional approval of certain ship transfers, we expect increases in our GLOBAL division ship transfer revenues in the near term. Our CED Assured Mobility Systems Program is expected to continue to contribute significant revenues through its scheduled expiration in January 2011.

In addition to the growth in some of our ongoing DoD programs, we expect recent new awards to contribute to our revenues and profits going forward. The award of the RCV Maintenance Program gives us a significant new source of work in 2009 and 2010 and a key presence in Kuwait that presents us with the potential for additional work in the future. The award of the CFT Program contract gives us the opportunity to increase our sustainment and legacy services performed for the Air Force. Both of these new programs have contributed to our revenue growth in 2009. In the first quarter of 2009, we were awarded a General Services Administration ("GSA") Logistics Worldwide ("LOGWORLD") contract. This new contract is available to all Government agencies and represents potential revenues of approximately $50 million for the five-year base period, with options to extend the period of performance for up to 10 additional years.

We also have three other multiyear, multiple award, indefinite delivery, indefinite quantity ("omnibus") contracts that have large nominal ceiling amounts with no funding committed at the time of award. These are the Field and Installation Readiness Support Team ("FIRST") contract with the U.S. Army, the SeaPort Enhanced contract with the U.S. Navy, and the U.S. Army PEO CS & CSS Omnibus III contract. We are one of several awardees on each contract. While our future revenues from these contracts cannot be predicted with certainty, these contracts, along with our CFT Program contract, allow us to pursue task order awards for new work or follow-on work from the R2 contract. We are currently bidding on multiple opportunities on our FIRST contract with potentially significant dollar amounts.

The expansion of current work in our ELD and GLOBAL divisions and the new work arising from the RCV Maintenance and CFT Programs, along with the bidding opportunities on our FIRST contract, are expected to assist us in replacing certain work efforts that have supported our growth in recent years and have either expired or are due to expire. In November 2008, we successfully completed a four-year, $96 million program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq. The CED Army Equipment Support Program expired in February 2009, as scheduled.

The U.S. Army informed us in January 2009 that they would not consider our proposal for a new contract to succeed our current R2 Program contract. We have filed a protest of this decision with the General Accounting Office and are awaiting the outcome of the protest. Concurrently, we have begun the process of moving some of the work that has been performed through our R2 contract to our other previously mentioned omnibus contracts that can accommodate work performed by both our employees and our subcontractors. We are progressing with this effort by seeking new task order awards on our other omnibus contracts for the continuation of this work as the R2 task orders expire. We expect to continue our work on existing task orders on our current R2 contract through the scheduled contract expiration in January 2011. A substantial portion of the revenues earned on our R2 contract are from subcontracted work that has a lower profit margin. Our efforts to replace the subcontracted work with revenues generated by work performed by our employees would be expected to improve profit margins.

We are augmenting our core base of DoD work by emphasizing growth in our non-DoD services. These efforts have included: 1) an emphasis on marketing our Energetics services that has shown favorable results, including some major recent contract awards that will be worked over the next three to five years,
2) work on the Treasury Seized Property Management program, and 3) the acquisitions of ICRC in 2007 and G&B in 2008. We expect these efforts that are directed toward the growth of our work in the Federal Civil marketplace to contribute to overall future revenue growth and financial performance.

Our growth prospects are further evidenced by a continuing increase in our workforce. As of June 30, 2009, our employee count was 2,410, which represents an increase of 490 employees, or approximately 26% since December 31, 2008.

We also know there are other risks and uncertainties related to our business. We recognize that 2009 is a Government transition year and Government spending priorities may change significantly. There are indications of a shift in Government spending to more energy, IT-related infrastructure, health care IT, and DoD legacy systems services. We feel that our current capabilities have us well prepared to pursue these opportunities. However, the Government transition can also affect the timing of contract awards and the funding process. Accordingly, the potential exists for delays in proposal decisions which will impact funding of new and ongoing contract efforts.

To summarize our outlook, we believe our business prospects are both bright and challenging. We are confident that we are well positioned to meet the challenges of expiring work with 1) the expansion of our equipment refurbishment and sustainment services performed by ELD and the ship transfer services performed by GLOBAL; 2) our new work on the RCV Maintenance and CFT Programs; 3) our position as a prime contractor on our FIRST contract that presents us with some significant bidding opportunities and award prospects;
4) our growing level of work in the Federal Civil marketplace; 5) our increased emphasis on bolstering our marketing efforts in both our DoD and Federal Civilian markets; and 6) our continued commitment to grow through strategic acquisitions.

Funded Backlog

Revenues in our industry depend on contract funding ("bookings") and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the six-month periods ended June 30, 2009 and 2008, and funded contract backlog as of June 30, 2009 and 2008 is as follows:

                                                       (in millions)
                                                      2009        2008
                                                      ----        ----
        Bookings                                      $464        $695
        Revenue                                       $496        $440
        Funded backlog                                $536        $674


Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" ("SFAS No. 168"). The FASB Accounting Standards Codification ("the Codification") will become the source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP"). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with our second quarter financial reporting and did not have a material impact on our results of operations, financial position, or cash flow.


Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2008. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 3, 2009 for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

                                               Six Months
                                              Ended June 30,
Contract Type                             2009     %       2008    %
-------------                             ----     -       ----    -
Cost-type . . . . . . . . . . . . . .  $ 94,833   19   $ 97,538   22
Time and materials  . . . . . . . . .   382,265   77    325,251   74
Fixed price . . . . . . . . . . . . .    18,466    4     17,622    4
                                       --------  ---   --------  ---
                                       $495,564  100   $440,411  100
                                       ========  ===   ========  ===

A significant portion of our time and materials revenues are from the CED Army Equipment Support Program, the CED Assured Mobility Systems Program and other CED R2 Program task orders under which revenues result primarily from the pass through of subcontractor support services. These revenues have a lower profit margin than revenues generated by work performed by our employees.


Results of Operations

The results of operations are as follows (in thousands):

                         Three Months          Six Months         Change
                        Ended June 30,       Ended June 30,   Three     Six
Description             2009      2008       2009      2008   Months    Months
-----------             ----      ----       ----      ----   ------    ------
Revenues             $255,109  $251,688   $495,564  $440,411  $ 3,421  $55,153
Contract costs        244,440   243,639    477,249   426,455      801   50,794
                     --------  --------   --------  --------  -------  -------
Gross Profit           10,669     8,049     18,315    13,956    2,620    4,359
Selling, general and
  Administrative
  Expenses                180       220        382       383      (40)      (1)
Interest expense
(income), net             (60)       34       (119)     (113)     (94)      (6)
                     --------  --------   --------  --------  -------  -------
Income before income
  taxes                10,549     7,795     18,052    13,686    2,754    4,366
Provision for income
  taxes                 4,107     3,026      6,970     5,319    1,081    1,651
                     --------  --------   --------  --------  -------  -------
Net Income           $  6,442  $  4,769   $ 11,082  $  8,367  $ 1,673  $ 2,715
                     ========  ========   ========  ========  =======  =======

Our revenues increased approximately $3.4 million, or 1%, for the three months ended June 30, 2009, as compared to the same period of 2008. Revenues increased approximately $55.0 million, or 13%, for the six months ended June 30, 2009, as compared to the same period of 2008. Although there was not a significant change in revenues for the three-month period, there was some fluctuation within our operating segments. Our International Group and our IT, Energy, and Management Consulting Group had increases that offset decreased revenues in our Federal and Infrastructure Groups. The six-month revenue increase resulted from increases in our Federal Group, International Group, and IT, Energy, and Management Consulting Group revenues, which were partially offset by decreased revenues for our Infrastructure Group.

Our gross profits increased approximately $2.6 million, or approximately 33% for the three months ended June 30, 2009, as compared to the same period of 2008. Gross profits increased approximately $4.4 million, or approximately 31% for the six months ended June 30, 2009, as compared to the same period of 2008. The three- and six-month revenue increases are primarily attributable to increased profits in our Federal Group and our IT, Energy, and Management Consulting Group. Our International Group profits increased slightly and our Infrastructure profits declined.

Changes in revenues and income are further discussed in the summaries of our group results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. Changes in these expenses for the three- and six-months ended June 30, 2009 as compared to the same periods of 2008 are not significant.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

                        Three Months         Six Months             Change
                       ended June 30,      ended June 30,     Three     Six
Description            2009     2008       2009      2008     Months    Months
-----------            ----     ----       ----      ----     ------    ------
Revenues           $151,302  $164,145   $304,259  $286,466  $(12,843) $ 17,793
                   ========  ========   ========  ========  ========  ========
Income before
  income taxes     $  6,445  $  4,847   $ 11,003  $  8,319  $  1,598  $  2,684
                   ========  ========   ========  ========  ========  ========
Profit percentage      4.3%      3.0%       3.6%      2.9%

Revenues for our Federal Group decreased approximately $12.8 million or 8% for the three-month period ended June 30, 2009, as compared to the same period for the prior year. Revenues for this group increased approximately $17.8 million or 6% for the six-month period ended June 30, 2009, as compared to the same period for the prior year.

The change in revenues for the three-month period resulted primarily from a decrease in revenues associated with the expiration of the CED Army Equipment Support Program of approximately $67.7 million, from increases in revenues from work on the RCV Modernization program of approximately $18.7 million, an increase in the CED Assured Mobility Systems Program revenues of approximately $15.5 million, and growth in the equipment refurbishment services provided by our ELD division of approximately $11.4 million.

The change in revenues for the six-month period resulted primarily from increases in revenues from work on the RCV Modernization program of approximately $37.3 million, an increase in the CED Assured Mobility Systems Program revenues of approximately $28.7 million, growth in the equipment refurbishment services provided by our ELD division of approximately $20 million, and from a decrease in revenues associated with the expiration of the CED Army Equipment Support Program of approximately $99.1 million.

Income before income taxes for our Federal Group increased approximately $1.6 million, or 33% for the three-month period ended June 30, 2009 as compared to the same period for the prior year. Income before income taxes for this group increased approximately $2.7 million, or 32% for the six-month period ended June 30, 2009 as compared to the same period for the prior year.

The three-month period increase is primarily due to an increase in profits on our ELD equipment refurbishment services of approximately $2.4 million resulting from the increase in ELD revenues and an improvement in the profit margins and an increase in profits of approximately $1.2 million on the RCV Modernization Program. These increases helped to replace a decrease in profits of approximately $1.0 million due to the completion of the TBPS program in 2008 and the resulting absence of this program from our operating results in 2009, and a decrease in profits of approximately $0.8 million associated with the expiration of the CED Army Equipment Support Program in February 2009.


The six-month period increase is primarily due to an increase in profits on our ELD equipment refurbishment services of approximately $3.9 million resulting from the increase in ELD revenues and an improvement in the profit margins and an increase in profits of approximately $1.2 million on the RCV Modernization Program. These increases helped to replace a decrease in profits of approximately $2.4 million due to the completion of the TBPS program in 2008 and the resulting absence of this program from our operating results in 2009, and a decrease in profits of approximately $1.0 million associated with the expiration of the CED Army Equipment Support Program in February 2009.

International Group Results

The results of operations for our International Group are as follows (in thousands):

                        Three Months         Six Months           Change
                       ended June 30,      ended June 30,     Three     Six
Description            2009     2008       2009      2008     Months    Months
-----------            ----     ----       ----      ----     ------    ------
Revenues            $73,267  $52,079   $137,423  $100,885   $ 21,188  $ 36,538
                    =======  =======   ========  ========   ========  ========
Income before
  income taxes      $ 1,644  $ 1,443   $  3,379  $  3,075   $    201  $    304
                    =======  =======   ========  ========   ========  ========
Profit percentage      2.2%     2.8%       2.5%      3.0%

Revenues for our International Group increased approximately $21.2 million or 41% for the three-month period ended June 30, 2009, as compared to the same period for the prior year. Revenues for this group increased approximately $36.5 million or 36% for the six-month period ended June 30, 2009, as compared to the same period for the prior year.

The increase in revenues for the three-month period resulted primarily from an increase of approximately $9.7 million in the level of FMD services provided on engineering and technical services task orders, an increase of approximately $6.5 million in the level of GLOBAL services due in part to a delivery order to provide support services to the government of Romania, and to revenues on the CFT Program in 2009 of approximately $4.2 million. The revenue increases for this period were partly offset by a decrease in revenues on the Treasury Seized Asset Program of approximately $1.6 million.

The increase in revenues for the six-month period resulted primarily from an increase of approximately $26.4 million in the level of FMD services provided on engineering and technical services task orders, an increase of approximately $11.2 million in the level of GLOBAL services due in part to a delivery order to provide support services to the government of Romania, and to revenues on the CFT Program in 2009 of approximately $6.7 million. The revenue increases for this period were partly offset by a decrease in revenues on the Treasury Seized Asset Program of approximately $7.5 million.

Income before income taxes for our International Group did not change significantly for the three- and six-month periods ended June 30, 2009 as compared to the same periods for the prior year. The profit as a percentage of revenues decreased due to lower profit margins in our FMD division. FMD had an increased amount of low margin subcontractor pass-through work during these periods in 2009 and profits on FMD's U.S. Department of Treasury seized and forfeited general property program were lower due to certain contract limitations.


IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

                        Three Months         Six Months           Change
                       ended June 30,      ended June 30,     Three     Six
Description            2009     2008       2009      2008     Months    Months
-----------            ----     ----       ----      ----     ------    ------
Revenues            $18,620  $13,834    $35,325   $17,913    $ 4,786   $17,412
                    =======  =======    =======   =======    =======   =======
Income before
  income taxes      $ 2,237  $ 1,314    $ 3,418   $ 1,759    $   923   $ 1,659
                    =======  =======    =======   =======    =======   =======
Profit percent        12.0%     9.5%       9.7%      9.8%

Revenues for our IT, Energy and Management Consulting Group increased approximately $4.8 million or 35%, and approximately $17.4 million or 97%, for the three- and six-month periods ended June 30, 2009 as compared to the same periods for the prior year. Income before income taxes for this segment increased approximately $923 thousand or 70%, and approximately $1.7 million or 94% for the three- and six-month periods ended June 30, 2009 as compared to the same periods for the prior year. Upon our acquisition of G&B in April 2008, G&B became part of this segment, and the inclusion of G&B in this segment's operating results was the primary reason for the increases in 2009. G&B had revenues of approximately $13.1 million and $24.8 million, and pretax income net of acquisition related amortization expense of approximately $1.9 million and $2.9 million, respectively, for the three- and six-month periods ended June 30, 2009, as compared to revenues of approximately $8.9 million and pretax income of approximately $831 thousand for both the three- and six-month periods ended June 30, 2008. Increases in Energetics' revenues of approximately $542 thousand and $1.3 million for the three- and six-month periods also contributed to the increases in this segment in 2009.


Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):
                        Three Months         Six Months           Change
                       ended June 30,      ended June 30,     Three     Six
Description            2009     2008       2009      2008     Months    Months
-----------            ----     ----       ----      ----     ------    ------
Revenues            $11,920  $21,618    $18,557   $35,138    $(9,698) $(16,581)
                    =======  =======    =======   =======    =======  ========
Income before
  income taxes      $   306   $  758    $   348   $ 1,358    $  (452) $ (1,010)
                    =======  =======    =======   =======    =======  ========
Profit percentage      2.6%     3.5%       1.9%      3.9%


This segment consists of our ICRC subsidiary. Revenues for the three- and six-month periods ended June 30, 2009 decreased by approximately $9.7 million or 45%, and $16.6 million or 47%, as compared to the same periods of 2008. Income before income taxes for the three- and six-month periods ended June 30, 2009 decreased by approximately $452 thousand or 60%, and $1 million or 74%, as compared to the same periods of 2008.

Certain environmental and technical issues near the site that ICRC conducts its PIEP work have caused temporary delays in the work schedule in 2009. These delays have had a negative impact on 2009 revenues and profits, with revenues from the PIEP work decreasing by approximately $7.2 million and $9.7 million and profits from the PIEP work decreasing by approximately $359 thousand and $501 thousand for the three- and six-month periods ended June 30, 2009 as compared to the same periods of 2008. The environmental and technical issues are not caused by the work conducted by ICRC, but ICRC must comply with recent changes and delays from environmental restrictions, recently issued permits, and the study, review, and approval of certain technical issues by the client prior to moving the work forward.

We have transferred certain types of work previously performed by ICRC to our other groups to better align the work or the customers served with our longer term corporate level strategies. Specifically, information technology services work has been transferred to our IT, Energy and Management Consulting Group and certain U. S. Army vehicle work has been transferred to our Federal Group. The decreases in the Infrastructure Group's revenues and pretax income for the three- and six-month periods that are not attributable to the decrease in PIEP work are primarily the result of transferring work to our other groups.


Financial Condition

Our financial condition did not change materially in the first six months of 2009. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $455 thousand during the first six month of 2009.

Cash provided by operating activities was approximately $10.3 million during the first six months of 2009 as compared to cash provided by operating activities of approximately $1.8 million in the first six months of 2008. This increase in cash from operations of approximately $8.5 million resulted from an increase of approximately $2.7 million in cash provided by net income, an increase of approximately $750 thousand from an increase in depreciation and amortization and other non-cash operating activities, and an increase of approximately $5.1 million in cash provided by operating activities due to changes in the levels of working capital components. Of these working capital components, our largest assets are our accounts receivable and our largest liabilities are our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of Government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from Government customers in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities decreased approximately $14.5 million in the first six months of 2009 as compared to the same period of 2008. This was primarily due to the acquisition of G&B for $17.1 million in 2008.

Cash of approximately $4.4 million was used for financing activities in the first six months of 2009 as compared to cash provided by financing activities of approximately $20.4 million for the same period of 2008. This difference was primarily due to an decrease in net borrowings on our bank loan in 2009 as compared to 2008 when we financed our acquisition of G&B.

We paid quarterly cash dividends of $0.045 per share in each of the first two quarters of 2009. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

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

From time to time, we may also invest in the acquisition of other companies. Our acquisitions of ICRC in 2007 and G&B in 2008 required a significant use of our cash. While there are no plans for any specific additional acquisitions at this time, we continue to seek opportunities for growth through strategic acquisitions. We may also invest in expansion, improvement, and maintenance of our operational and administrative facilities.

Our external liquidity consists of a loan agreement with a bank that provides us with revolving loans and letters of credit. The amount of credit available to us as of June 30, 2009 was $35 million and the maturity date of the loan agreement is May 21, 2010. From time to time we may request changes in the amount, maturity date, or other terms and the bank may amend the loan to accommodate our request. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We were using approximately $4.0 million of the loan agreement availability, consisting of approximately $2.6 million in revolving loans and approximately $1.4 million in letters of credit as of June 30, 2009. Average revolving loan amounts outstanding during the first two quarters of 2009 were approximately $4.4 million per day. The highest outstanding amount was $23.4 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA) and a minimum Fixed Charge Coverage Ratio that we were in compliance with at June 30, 2009.


                                Maximum Ratio    Actual Ratio at June 30, 2009
                                -------------    -----------------------------
Leverage Ratio                    3.00 to 1                0.09 to 1

                                Minimum Ratio    Actual Ratio at June 30, 2009
                                -------------    -----------------------------
Fixed Charge Coverage Ratio       1.25 to 1                2.84 to 1


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


Disclosures About Market Risk

Interest Rates

Our bank loan provides available borrowing to us at variable interest rates. The amount borrowed is not large with respect to our cash flows and we believe that we will be able to pay down any bank loan borrowings in a relatively short time frame. Because of this, we do not believe that any adverse movement in interest rates would have a material impact on future earnings or cash flows. If we were to significantly increase our borrowings, future interest rate changes could potentially have a material impact on us.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


Item 4.    Submission of Matters to a Vote of Security Holders

The 2009 annual meeting of the Company's stockholders was held on May 5, 2009, for the following purposes:

1. to elect nine directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and

2. to ratify the appointment of Ernst & Young LLP as VSE's independent registered public accounting firm for the fiscal year ending December 31, 2009.

All of the Company's nine nominees were elected as directors, and the appointment of Ernst & Young LLP as VSE's independent registered public accounting firm for the year ending December 31, 2009, was ratified. Voting results were as follows:



                                                  Shares Voted
                                --------------------------------------------
                                                       Withhold/    Broker
                                   For        Against	Abstain	   Non-Votes
	                        --------------------------------------------
1.  Nominee

    Ralph E. Eberhart         	4,245,486	--	139,205       0
    Donald M. Ervine   	        4,233,645	--	151,046	      0
    Maurice A. Gauthier         4,246,583       --      138,108	      0
    Clifford M. Kendall         4,120,710	--	263,981	      0
    Calvin S. Koonce           	4,093,595	--	291,096	      0
    James F. Lafond           	4,235,777	--	148,914	      0
    David M. Osnos           	3,240,177	--    1,144,514	      0
    Jimmy D. Ross           	4,233,789	--      150,902	      0
    Bonnie K. Wachtel           4,106,131	--      278,560	      0

2.  Ernst & Young LLP
    appointment                 4,371,455     10,047	  3,189	      0



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

                               VSE CORPORATION




Date:  July 30, 2009                  /s/ M. A. Gauthier
                                      __________________________________
                                      M. A. Gauthier
                                      Director, Chief Executive Officer,
                                      President and Chief Operating
                                      Officer



 Date:  July 30, 2009                 /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)