Form 10-Q
period 2009-09-30
VSE CORP
filed 2009-10-30
CIK 102752

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2009     Commission File Number:  0-3676



                              VSE CORPORATION
           (Exact Name of Registrant as Specified in its Charter)



            DELAWARE                                       54-0649263
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

     2550 Huntington Avenue
      Alexandria, Virginia                  22303-1499   www.vsecorp.com
(Address of Principal Executive Offices)    (Zip Code)      (Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                    ---------------------
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

Number of shares of Common Stock outstanding as of October 30, 2009: 5,131,869.


                              TABLE OF CONTENTS


	            						        Page
                                                                        ----
PART I

ITEM 1.	 Financial Statements(unaudited)

	 Consolidated Balance Sheets as of September 30, 2009 and
	 December 31, 2008  . . . . . . . . . . . . . . . . . . . . .     5

	 Consolidated Statements of Income for the three- and
	 nine-months ended September 30, 2009 and 2008  . . . . . . .     6

	 Consolidated Statements of Cash Flows for the nine
	 months ended September 30, 2009 and 2008 . . . . . . . . . .     7

	 Notes to Unaudited Consolidated Financial Statements . . . .     8

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . .     15

ITEM 3.  Quantitative and Qualitative Disclosures About
         Market Risks . . . . . . . . . . . . . . . . . . . . . . . .     30

ITEM 4.  Controls and Procedures  . . . . . . . . . . . . . . . . . .     30


PART II

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds      30

ITEM 6.  Exhibits, Financial Statements and Schedules . . . . . . . .     30

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32-35


























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

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.
The Company undertakes no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by the Company subsequent to its Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.






































                       PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets
-----------------------------------------------------------------------------
(in thousands except share and per share amounts)
                                                    (Unaudited)
                                                   September 30,  December 31,
                                                       2009           2008
                                                       ----           ----
Assets
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .  $  4,106       $    638
  Receivables, principally
    U.S. Government, net . . . . . . . . . . . . .   171,272        206,717
  Deferred tax assets  . . . . . . . . . . . . . .     2,764          2,297
  Other current assets . . . . . . . . . . . . . .     8,390         10,945
                                                    --------       --------
    Total current assets . . . . . . . . . . . . .   186,532        220,597

Property and equipment, net  . . . . . . . . . . .    24,573         21,484
Intangibles, net . . . . . . . . . . . . . . . . .     9,796         11,176
Goodwill . . . . . . . . . . . . . . . . . . . . .    19,085         17,439
Other assets . . . . . . . . . . . . . . . . . . .     7,094          5,270
                                                    --------       --------
    Total assets . . . . . . . . . . . . . . . . .  $247,080       $275,966
                                                    ========       ========
Liabilities and Stockholders' Equity
Current liabilities:
  Bank notes payable . . . . . . . . . . . . . . .  $      -       $  6,676
  Accounts payable . . . . . . . . . . . . . . . .   114,592        158,015
  Accrued expenses   . . . . . . . . . . . . . . .    31,828         31,498
  Dividends payable  . . . . . . . . . . . . . . .       257            229
                                                    --------       --------
    Total current liabilities  . . . . . . . . . .   146,677        196,418

Deferred compensation  . . . . . . . . . . . . . .     3,744          2,059
Deferred income taxes  . . . . . . . . . . . . . .       571            404
Other liabilities  . . . . . . . . . . . . . . . .     1,070            962
                                                    --------       --------
    Total liabilities  . . . . . . . . . . . . . .   152,062        199,843
                                                    --------       --------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.05 per share,
    authorized 15,000,000 shares; issued and
    outstanding 5,131,869 and 5,098,542,
    respectively . . . . . . . . . . . . . . . . .       256            255
  Additional paid-in capital . . . . . . . . . . .    14,387         13,557
  Retained earnings  . . . . . . . . . . . . . . .    80,375         62,311
                                                    --------       --------
    Total stockholders' equity . . . . . . . . . .    95,018         76,123
                                                    --------       --------
    Total liabilities and stockholders' equity . .  $247,080       $275,966
                                                    ========       ========













  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
------------------------------------------------------------------------------------
(in thousands except share and per share amounts)

                                      For the three months     For the nine months
                                      ended September 30,      ended September 30,
                                       2009        2008         2009        2008
                                       ----        ----         ----        ----
Revenues  . . . . . . . . . .      $ 263,068   $ 306,811     $ 758,632   $ 747,222

Contract costs  . . . . . . .        250,144     297,790       727,393     724,245
                                   ---------   ---------     ---------   ---------
Gross profit. . . . . . . . .         12,924       9,021        31,239      22,977

Selling, general and
  administrative expenses . .            422         298           804         681

Interest expense (income),
  net . . . . . . . . . . . .              3          (5)         (116)      (118)
                                   ---------   ---------     ---------   ---------

Income before income taxes. .         12,499       8,728        30,551      22,414

Provision for income taxes. .          4,773       3,419        11,743      8,738
                                   ---------   ---------     ---------   ---------

Net income. . . . . . . . . .      $   7,726   $   5,309     $  18,808   $  13,676
                                   =========   =========     =========   =========


Basic earnings per share  . .      $    1.51   $    1.05     $    3.67   $    2.70
                                   =========   =========     =========   =========
Basic weighted average shares
  outstanding                      5,131,869   5,075,830     5,124,937   5,066,837
                                   =========   =========     =========   =========
Diluted earnings per share. .      $    1.50   $    1.04     $    3.66   $    2.68
                                   =========   =========     =========   =========
Diluted weighted average
  shares outstanding               5,146,454   5,099,794     5,138,700   5,093,715
                                   =========   =========     =========   =========
Dividends declared per share       $   0.050   $   0.045     $   0.145   $    0.13
                                   =========   =========     =========   =========

























  The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
---------------------------------------------------------------------------------
(in thousands)

                                                              For the nine months
                                                              ended September 30,
                                                                2009       2008
                                                                ----       ----
Cash flows from operating activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . .    $ 18,808   $ 13,676
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . .       5,576      3,813
    (Gain) loss on sale of property and equipment . . . .        (139)        19
    Deferred taxes  . . . . . . . . . . . . . . . . . . .        (300)       672
    Stock-based compensation  . . . . . . . . . . . . . .         787        688
Changes in operating assets and liabilities,
  net of impact of acquisition:
    Receivables, net  . . . . . . . . . . . . . . . . . .      35,445    (35,728)
    Other current assets and noncurrent assets  . . . . .       2,070     (5,334)
    Accounts payable and deferred compensation  . . . . .     (43,238)    41,867
    Accrued expenses  . . . . . . . . . . . . . . . . . .         330       (515)
    Other liabilities . . . . . . . . . . . . . . . . . .         108        299
                                                             --------   --------
      Net cash provided by operating activities                19,447     19,457
                                                             --------   --------
Cash flows from investing activities:
  Purchases of property and equipment . . . . . . . . . .      (7,135)    (7,225)
  Proceeds on the sale of property and equipment  . . . .         150        -
  Cash paid for acquired business, net of cash acquired .      (1,646)   (17,129)
                                                              -------   --------
      Net cash used in investing activities                    (8,631)   (24,354)
                                                              -------   --------

Cash flows from financing activities:
  Borrowings on loan arrangement  . . . . . . . . . . . .     146,243    164,173
  Repayments on loan arrangement  . . . . . . . . . . . .    (152,919)  (158,030)
  Dividends paid  . . . . . . . . . . . . . . . . . . . .        (716)      (632)
  Excess tax benefits from share-based
    payment arrangements  . . . . . . . . . . . . . . . .          13        173
  Proceeds from the exercise of options of common stock .          31        208
                                                             --------   --------
      Net cash (used in) provided by financing activities      (7,348)     5,892
                                                             --------   --------

Net increase in cash and cash equivalents   . . . . . . .       3,468        995
Cash and cash equivalents at beginning of period  . . . .         638        109
                                                             --------   --------
Cash and cash equivalents at end of period  . . . . . . .    $  4,106   $  1,104
                                                             ========   ========



















  The accompanying notes are an integral part of these financial statements.

                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2009



(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Operations consist primarily of diversified program management, logistics, engineering, equipment refurbishment, IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("Government") agencies and other Government prime contractors.

Our active divisions include GLOBAL Division ("GLOBAL"), formerly known as "BAV Division" or "BAV," Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division ("FSS"), Fleet Maintenance Division ("FMD"), and Systems Engineering Division ("SED"). Energetics Incorporated ("Energetics"), Integrated Concepts and Research Corporation ("ICRC"), and G&B Solutions, Inc. ("G&B"), acquired in April 2008, are our currently active subsidiaries. In 2009, our inactive divisions include Coast Guard Division ("VCG"), and Management Sciences Division ("MSD").

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing this Form 10-Q with the SEC on October 30, 2009. There were no subsequent events that required recognition or disclosure.

Reclassifications

Certain amounts from the prior year were reclassified to conform to the current year presentation. For the three- and nine-month periods ended September 30, 2008, we reclassified amortization expense for contract-related intangible assets from "Selling, general and administrative expenses" to "Contract costs" in the "Consolidated Statements of Income."

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



                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2009



(2) Bank Notes Payable

We have a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us as of September 30, 2009 was $50 million and under the loan agreement we may elect to increase the maximum credit availability up to $75 million. The maturity date of the loan agreement is August 26, 2011. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had no revolving loan amounts outstanding as of September 30, 2009 and approximately $6.7 million outstanding as of December 31, 2008. We had letters of credit outstanding of approximately $2.4 million and approximately $1.4 million as of September 30, 2009 and December 31, 2008, respectively.

Interest expense incurred on the loan was approximately $15 thousand and approximately $88 thousand for the three- and nine-month periods ended September 30, 2009, respectively, and approximately $73 thousand and approximately $161 thousand for the three- and nine-month periods ended September 30, 2008, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. We were in compliance with the covenants at September 30, 2009.


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



                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2009



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

The compensation expense related to all restricted stock awards included in contract costs was approximately $162 thousand and approximately $1 million for the three- and nine-month periods ended September 30, 2009, respectively, and approximately $181 thousand and approximately $834 thousand for the three- and nine-month periods ended September 30, 2008, respectively.

The stock-based compensation amount of approximately $787 thousand and approximately $688 thousand shown on the accompanying statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the nine-month periods ended September 30, 2009 and 2008, respectively.

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

Diluted EPS has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period. Potentially dilutive common shares represent incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three- and nine-month periods ended September 30, 2009 and 2008.

                                    Three Months             Nine Months
                                 Ended September 30,     Ended September 30,
                                  2009        2008        2009        2008
                                  ----        ----        ----        ----
 Basic weighted average
   shares outstanding           5,131,869   5,075,830   5,124,937   5,066,837
 Dilutive effect of options        14,585      23,964      13,763      26,878
                                ---------   ---------   ---------   ---------
 Diluted weighted average
   shares outstanding           5,146,454   5,099,794   5,138,700   5,093,715
                                =========   =========   =========   =========

During the nine-month period ended September 30, 2009, 2,500 stock options were exercised and such exercises resulted in an increase to additional paid-in capital of approximately $45 thousand, including related income tax benefits. No stock options were exercised during the three-month period ended September 30, 2009.



                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2009



During the three and nine-month periods ended September 30, 2008, 15,500 and 16,500 stock options, respectively, were exercised and such exercises resulted in an increase to additional paid-in capital of approximately $361 thousand and approximately $380 thousand, respectively, including related income tax benefits.


(5) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.


(6) Segment Information

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, and the Infrastructure Group. These segments operate under separate management teams and financial information is produced for each segment. The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by the accounting standard for segment reporting and meet the aggregation of operating segments criteria of the accounting standard. We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.


       	Federal Group - The Federal Group provides legacy equipment sustainment, engineering, technical, management, integrated logistics support and information technology services to all U.S. military branches and other Government agencies. The Federal Group consists of five divisions: CED, ELD, FSS, SED and MSD. MSD became inactive in 2009.

       	International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other Government agencies. It consists of three divisions: GLOBAL, FMD and VCG. VCG became inactive in 2009.

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



                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2009



Our segment information for the three- and nine-month periods ended September 30, 2009 and 2008 is as follows (in thousands):


                                          Three Months         Nine Months
                                      ended September 30,  ended September 30,
                                         2009      2008       2009     2008
                                         ----      ----       ----     ----
Revenues:
  Federal Group                       $142,332  $188,934   $446,591  $475,400
  International Group                   88,675    55,577    226,098   156,462
  IT, Energy and Management
    Consulting Group                    19,377    15,853     54,702    33,766
  Infrastructure Group                  12,684    46,443     31,241    81,581
  Corporate                                  -         4          -        13
                                      --------  --------   --------  --------
    Total revenues                    $263,068  $306,811   $758,632  $747,222
                                      ========  ========   ========  ========


                                          Three Months         Nine Months
                                      ended September 30,  ended September 30,
                                         2009      2008       2009     2008
                                         ----      ----       ----     ----
Income before income taxes:
  Federal Group                       $  6,039  $  4,830   $ 17,042  $ 13,149
  International Group                    3,980     1,005      7,359     4,080
  IT, Energy and Management
    Consulting Group                     2,516     1,413      5,934     3,172
  Infrastructure Group                     297     2,011        645     3,369
  Corporate/unallocated expenses          (333)     (531)      (429)   (1,356)
                                      --------  --------   --------  --------
    Income before income taxes        $ 12,499  $  8,728   $ 30,551  $ 22,414
                                      ========  ========   ========  ========

Our International Group provides management, maintenance, storage and disposal support for the U.S. Department of Treasury's seized and forfeited general property program. Contract terms on this program allow for adjustments to the target costs on which our incentive fee is calculated when work requirements vary from the original scope. In the third quarter of 2009, we came to an agreement with our customer that amended certain contract terms, including the target cost levels. Under terms of the agreement, target cost levels for the customer's fiscal year ending September 30, 2009 have been increased to reflect more closely the customer's work requirements. This allowed us to recognize increased fees in the third quarter of 2009 on all of our work performed during the Government's fiscal year ended September 30, 2009. We recognized additional revenues and pretax income on this program in the third quarter of 2009 of approximately $3.3 million, primarily due to this incentive fee recognition.


Customer Information
--------------------

Our revenue by customer is as follows (in thousands):

                                          Three Months         Nine Months
                                      ended September 30,  ended September 30,
Source of Revenues                       2009      2008       2009     2008
------------------                       ----      ----       ----     ----

Army/Army Reserve                      $129,487  $176,449   $418,430  $446,413
Navy                                     72,765    52,611    195,788   139,478
Department of Treasury                   14,363    13,220     35,409    42,172
Department of Transportation             11,383    42,657     26,611    67,707
Other                                    35,070    21,874     82,394    51,452
                                       --------  --------   --------  --------
  Total revenues                       $263,068  $306,811   $758,632  $747,222
                                       ========  ========   ========  ========



                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2009



(7) Acquisitions

G&B Solutions, Inc.

On April 14, 2008, we acquired G&B. Cash paid at closing for G&B was approximately $19.5 million, including approximately $650 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the affected employees provide services, less approximately $600 thousand for certain closing adjustments. We also incurred approximately $200 thousand of direct acquisition costs consisting of legal, accounting and other fees.

Under the terms of the acquisition, we are required to make additional payments of up to $4.2 million over a three-year post closing period if G&B achieves certain financial performance targets. The first earn-out payment period was from April 14, 2008 to March 31, 2009. Based on G&B's performance from April 14, 2008 to March 31, 2009, $1.4 million was earned by the seller and was paid in the second quarter and recorded as additional goodwill. The subsequent earn-out payment periods are April 1, 2009 to March 31, 2010 and April 1, 2010 to March 31, 2011. If earned and paid, such additional purchase price consideration of up to $2.8 million will be recorded as goodwill on the consolidated balance sheet. Additionally, $212 thousand was paid and recorded as goodwill during the second quarter of 2009 for taxes related to the Section 338(h)(10) election for the G&B acquisition. The results of G&B's operations are included in the accompanying unaudited consolidated financial statements beginning as of April 14, 2008.


(8) Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expends disclosures about fair value measurements. The standard is applicable whenever assets and liabilities are measured at fair value.

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

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

Included in other current assets and other assets as of September 30, 2009 is approximately $4.6 million of investments we hold in a trust related to a non-qualified benefit plan. We determined the fair value of these assets using the Level 1 methodology. We have an offsetting deferred compensation liability for this plan. As such, we do not have income statement volatility as a result of fluctuations in the value of the plan's investments.



                      VSE CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2009



In the first quarter of 2009, we adopted the provision of the accounting standard for fair value as it relates to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis. The impact of this adoption was not material.


(9) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the potential effect the adoption of this new guidance will have, if any, on our financial statements.





















ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Executive Overview

Organization

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Operations consist primarily of diversified program management, logistics, engineering, equipment refurbishment, IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("Government") agencies and other Government prime contractors.

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

Customers and Services

We provide program management, logistics, engineering, legacy equipment sustainment, IT, construction program, and consulting services to the Government, other Government prime contractors, and commercial entities. Our largest customer is the U.S. Department of Defense ("DoD"), including agencies of the U.S. Navy, Army and Air Force. We also provide services to civilian Government customers.

Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Infrastructure.

Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other Government agencies. The divisions in this group include CED, ELD, FSS, SED and MSD. MSD became inactive in 2009.

CED - CED is dedicated to supporting the Army's Communications and Electronics Command ("CECOM") in the management and execution of the Rapid Response ("R2") Program, which supports clients across DoD and Government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A large portion of our current work on this program is related to the U.S. military involvement in the Middle East and Asia. The contract supporting the R2 Program is scheduled to expire in January 2011.

       	CED Army Equipment Support Program - Our CED division had a program on its R2 support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. We performed work on this program for a full year in 2008, but only two months in 2009 because the program expired in February 2009.



       CED Assured Mobility Systems Program - Our CED division has a program on its R2 support contract to provide technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command ("TACOM"). In January 2009, we were awarded a $389 million follow-on task order on this program for work that will run through January 2011.

       RCV Modernization Program - We received a task order on our R2 support contract for a program to provide maintenance work on U.S. Army Route Clearance Vehicles in Kuwait (the "RCV Modernization Program") in September 2008. We expect the initial phase of this program to run for two years under contractual coverage of approximately $235 million.

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

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other Government agencies. The divisions in this Group include GLOBAL, FMD and VCG. VCG became inactive in 2009.

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

FMD - FMD provides field engineering, logistics, maintenance, and information technology services to the U.S. Navy and Air Force, including fleet-wide ship and aircraft support programs. FMD's expertise includes ship repair and modernization, ship systems installations, ordnance engineering and logistics, facility operations, war reserve materials management, aircraft sustainment and maintenance automation and IT systems integration.



       	Treasury Seized Asset Program - FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury's seized and forfeited general property program. Our contract with the Department of Treasury to support this program is a cost plus incentive fee contract that contains certain conditions under which the incentive fee revenue is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. Per the contract, an assessment of actual costs compared to target costs is made once annually. The target cost levels in this contract may be subject to negotiation and change if the customer's work requirements vary from the scope of work originally contained in the contract. We recognize incentive fee when the amount is fixed or determinable and collectability is reasonably assured. Due to the conditions under which the incentive fee for this contract is awarded, and to the potential for changes in the cost targets as work requirements vary, the full amount of incentive fee for the work we perform in any one period may not be fixed or determinable and the collectability may not be reasonably assured until a subsequent period. See our Management Outlook section for further discussion of recent events relating to financial performance on this program.

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

VCG - VCG has provided the U.S. Coast Guard with FMS support and life cycle support for vessels transferred to foreign governments. The work performed by VCG for the U.S. Coast Guard has decreased and we have made this division inactive beginning in 2009.

IT, Energy and Management Consulting Group - The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian Government agencies. This group includes Energetics and, as of April 2008, G&B.

Energetics - Energetics provides technical, policy, business, and management support in areas of clean and efficient energy, climate change mitigation, infrastructure protection, measurement technology, and global health. Energetics' expertise lies in managing collaborative processes to bring together diverse stakeholders in decision making, R&D program planning and evaluation metrics, state-of-the-art technology assessments, technical and economic feasibility analysis, and technical communications. Customers include the U.S. Department of Energy, the U.S. Department of Homeland Security, U.S. Department of Commerce, and other Government agencies and commercial clients.

G&B - G&B is an established information technology provider to many Government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, and Defense; the Social Security Administration; the Pension Benefit Guaranty Corporation; and the National Institutes of Health. G&B's core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, and quality assurance services.

Infrastructure Group - This group consists of our ICRC subsidiary. ICRC is engaged principally in providing engineering and transportation infrastructure services.

       	Port of Anchorage Intermodal Expansion Project ("PIEP") - A significant amount of ICRC's revenues and income comes from services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP") under a contract with the U.S. Department of Transportation Maritime Administration. This contract requires ICRC to provide program management services, including project management, procurement, permitting, design, and construction to the Government to expand the size of the port's facilities to accommodate larger ships, more dock space, improved cargo flow, improved traffic flow at the port, more environmentally friendly port operations and other modernization enhancements. The PIEP contract has an estimated ceiling amount of $704 million, a three-year base period of performance, and four one-year option periods. Some of the infrastructure improvements under the PIEP typically cannot be performed during the winter months due to subarctic conditions. The seasonal nature of this work will cause fluctuations in our revenues on this contract, with revenue levels typically higher in summer months and lower in winter months. In addition, revenues and profits are down significantly on this project during the nine months ended September 30, 2009 due to temporary delays in the work schedule caused by certain environmental and technical issues near the site on which ICRC conducts its PIEP work. We expect revenue levels on this job to recover because most of the work that we are unable to perform in 2009 will be performed in future years.


                          Concentration of Revenues
                                (in thousands)
                   For the nine months ended September 30,
                   ---------------------------------------
                                     2009                2008
Source of Revenue                  Revenues     %      Revenues     %
-----------------                  --------     -      --------     -
CED Army Equipment Support         $ 54,099      7     $244,896     33
CED Assured Mobility Systems        102,844     14       61,231      8
RCV Modernization                    62,751      8            -      -
CED Other                           123,409     16      112,747     15
                                   --------    ---     --------    ---
  Total CED                         343,103     45      418,874     56

GLOBAL Egypt                         42,313      5       36,879      5
GLOBAL Romania                       15,648      2        6,637      1
GLOBAL Other                         14,082      2       15,239      2
                                   --------    ---      -------    ---
  Total GLOBAL                       72,043      9       58,755      8

Treasury Seized Asset Program        34,988      5       40,760      5

PIEP Contract                        26,607      4       67,700      9

Other                               281,891     37      161,133     22
                                   --------    ---     --------    ---

  Total revenues                   $758,632    100     $747,222    100
                                   ========    ===     ========    ===


Revenues on the "Other" line in the table above include: 1) revenues in our Federal Group from legacy sustainment equipment refurbishment services performed by our ELD division and from work performed by our FSS and SED divisions on programs other than the RCV Modernization Program; 2) revenues in our FMD division from services provided on engineering and technical services task orders and from work performed on the CFT Program; and 3) revenues from various contracts performed in our IT, Energy and Management Consulting Group.


Management Outlook

We have made a strategic commitment to increase our direct labor revenue and diversify our service offerings and customer base to improve our profit margins. These efforts are showing results in 2009 and we anticipate further advances in future years. Concurrently, we will continue to pursue large DoD management contracts for which we have demonstrated proven expertise as those opportunities arise.



Our employee count increased significantly in 2008 and this trend has continued in 2009. As of September 30, 2009, we had 2,501 employees, which represents an increase of 581 employees, or approximately 30% since December 31, 2008. The majority of our new employees are engaged in work on DoD legacy systems sustainment services, an area on which we believe DoD will be sharply focused in the near future. Concurrently, requirements for work performed by our subcontractors that generated much of our revenue growth in years prior to 2009 have tapered off. As a result, an increasing amount of our work is performed by our employees and we are relying less on subcontractors. Revenue from work performed by our employees, or direct labor revenue, typically has a higher profit margin than subcontractor generated revenue, which generally has little or no associated profit. While the decline in subcontractor work is expected to result in flatter overall revenue growth in the near term, we will benefit from improved profit margins associated with our strong employee growth, enhanced control of our client relationships, and reduced dependence upon subcontractor priorities.

We are augmenting our core base of DoD work by emphasizing growth in our non-DoD services. These efforts have included: 1) an emphasis on marketing our Energetics services that has shown favorable results, including some major recent contract awards that will be performed during the next three to five years; 2) the growth of G&B employee count and revenues in 2009; and 3) our continued commitment to grow through strategic acquisitions of companies that perform work outside the DoD market. We expect these efforts directed toward the growth of our work in the Federal Civilian marketplace to contribute to overall future revenue growth and financial performance.

We also know there are risks and uncertainties related to our business. We recognize that 2009 is a Government transition year and Government spending priorities may change significantly. There are indications of a shift in Government spending to more energy, IT-related infrastructure, health care IT, and DoD legacy systems sustainment services. We believe that our current capabilities have us well prepared to pursue these opportunities.

The Government transition can also affect the timing of contract awards and the funding process. The federal technical services industry is experiencing an extraordinary delay in contract awards while the new administration ensures these transactions are consistent with its priorities. Additionally, the Government workforce has experienced a loss of qualified contracting personnel in recent years. While the Government is seeking to replace this personnel loss, we believe that this transition in the Government workforce may impact proposal decisions and delay funding of new and ongoing contract efforts. A summary of our funding activity is presented below.

Funded Backlog

Revenues in our industry depend on contract funding ("bookings") and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the nine-month periods ended September 30, 2009 and 2008, and funded contract backlog as of September 30, 2009 and 2008 is as follows:
                                                       (in millions)
                                                      2009        2008
                                                      ----        ----
        Bookings                                      $789      $1,033
        Revenue                                       $759        $747
        Funded backlog                                $597        $706


Rapid Response Program

The U.S. Army informed us in January 2009 that it would not consider our proposal for a new contract, known as Rapid Response - Third Generation ("R2-3G") to succeed our current R2 Program contract. We protested this decision with the General Accounting Office ("GAO") in June 2009. As a result of the protest efforts by us and other offerors, the Army has agreed to take corrective action and may amend the solicitation to allow additional prime contract awards. If additional prime contract awards are solicited, VSE and other offerors that originally were not considered for contract awards may be eligible for such additional awards. There is also a possibility that new awards will not be granted and that the entire R2-3G program will be cancelled by the Army.

Concurrent with the initial notification that we would not be considered for an R2-3G award, we began moving work that had previously been performed through our R2 contract to our other omnibus contracts. We are continuing this effort by seeking new task order awards on our other omnibus contracts for this work as the R2 task orders expire. The award of a prime contract under the R2-3G program would provide us with an additional contract on which to place this work and potential new work. We expect to continue our work on existing task orders under our current R2 contract through the scheduled contract expiration in January 2011, including work on our CED Assured Mobility Systems and RCV Modernization Programs that we expect will continue generating significant revenues, despite CED revenues tapering off while the R2 contract nears completion. As anticipated and communicated in our previous SEC filings, the CED division had program work set to expire in February 2009, but we were also awarded new work in January 2009. As shown in the "Concentration of Revenues" table above, the total CED revenue under the R2 contract for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, has declined from 56% to 45% of our revenues. It is difficult to assess the financial impact regarding the final outcome of the R2-3G program and our level of participation, given uncertain DoD work requirements and the potential to perform work under other multiple award omnibus contracts.

A substantial portion of our revenues on the R2 contract are from low profit margin subcontract work. We believe our efforts in replacing subcontract work with direct labor are resulting in expected increases in our profit margins.

Treasury Seized Asset Program

Contract terms on this program allow changes to the target costs on which our incentive fee is calculated on an annual basis when work requirements vary from the original scope. We recently concluded negotiations with our customer that finalized target cost levels for the customer's fiscal year ending September 30, 2009 to reflect more closely the customer's work requirements for the year and amended certain other terms. With the conclusion of these negotiations, our incentive fee for this fiscal year became fixed and determinable and collectability was reasonably assured. This allowed us to recognize incentive fees in the third quarter of 2009 on all of our work performed during the Government's fiscal year ended September 30, 2009. We recognized revenue and pretax income on this program in the third quarter of 2009 of approximately $3.3 million, primarily due to this incentive fee recognition. The customer also exercised the next option year, allowing us to continue work through September 30, 2010. A similar process to determine incentive fees related to work performed during the September 30, 2010 fiscal year will be made and associated incentive fees will likely be recognized in the third quarter of 2010. We also agreed with the customer that future award periods in the contract would be terminated.

As a result of these negotiations, we have come to a mutual agreement with our customer that the current cost plus incentive fee contract type is inappropriate for the volatility of the workload. Accordingly, this contract will be re-competed under a more appropriate contract type for work to be performed after September 30, 2010.

Other Programs and Contracts

Our work has increased significantly in recent years and we believe that several new and ongoing efforts will help us sustain this level of work.

In addition to a significant new source of work in 2009 and 2010, the RCV Maintenance Program gives us a key presence in Kuwait and is expected to provide us with significant potential for additional work in the future. Our FSS division is performing the work on the RCV Maintenance Program and currently has bids pending on additional work in Kuwait and in Afghanistan. If we are awarded these contracts, we believe they would significantly increase our workforce and revenues in these locations.

Our ELD division has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception, resulting in further increases in revenues from these services in the first nine months of 2009. ELD revenues are primarily generated from direct labor. Our investment in facilities and personnel to support this work enhances our ability to serve DoD's growing need for our equipment refurbishment and sustainment services.

Our ELD division currently has several bids pending for additional new work. If we are awarded these task orders, we believe they would significantly increase the number of our employees and revenues.

Our SED division was recently awarded a subcontract to provide Vehicle Integration Kits ("VIKs"), spare VIK components, and engineering and installation support on tactical wheeled vehicles and combat vehicles for the U.S. Army and U.S. Marine Corps through a multiple award indefinite delivery/indefinite quantity contract under the Driver's Vision Enhancer-Family of Systems ("DVE-FOS") program. The subcontract has an anticipated ceiling value of approximately $190 million over a five-year period. We have pursued this work for several years and we believe that this award will rekindle the growth of revenues and profits in our SED division after its successful completion in November 2008 of a four-year, $96 million program to provide a protection system, the Tanker Ballistic Protection System ("TBPS"), for vehicles deployed by the U.S. Army in Iraq.

Our GLOBAL division revenues have increased in 2009 compared to the prior year and based on indications from new requests for FMS assets, congressional approval of certain ship transfers, and our receipt of an award of a $249 million contract option modification from the U. S. Navy to provide one additional year of continued support, we expect further increases in our ship transfer revenues in the near term. This may include some of our current client countries and some new client countries.

The CFT Program contract gives us the opportunity to increase our sustainment and legacy services performed for the Air Force. This program is contributing to direct labor revenue increases in our FMD division. Our FMD division also recently entered into a software license and services agreement that will enable us to expand our logistics support services for air, sea and land military assets. Our investment in this asset gives us the opportunity for further increases in our FMD division revenues.

Our G&B subsidiary has received two major awards in 2009. One award is a subcontract to provide Systems Operations Support Services to the Social Security Administration. While future revenues from this award cannot be determined with certainty, the engagement has a ceiling value of $100 million over five years. G&B also received a $26 million prime contract award with a base period of one year and four one-year option periods from the Army Armament Research, Development and Engineering Center to provide Enterprise Excellence services. This award is an indicator of the success we anticipated in our transition of product and process improvement service offerings from our MSD division to G&B. We expect both awards to provide solid growth prospects for our G&B subsidiary in the years ahead.

Our Energetics subsidiary was awarded one of the largest contracts in its history in 2009 by the U.S. Department of Energy's Office of Electricity Delivery and Energy Reliability. Energetics expects to receive up to $11.3 million to provide services under a three-year subcontract.

Our ICRC subsidiary's work on the PIEP in Anchorage, Alaska has been a challenge in 2009. Revenues and profits are down significantly on this project in 2009 due to temporary delays in the work schedule caused by certain environmental and technical issues near the site on which ICRC conducts its PIEP work. We expect revenue levels on this job to recover because most of the work we are unable to perform in 2009 will be performed in future years.



We were awarded a General Services Administration ("GSA") Logistics Worldwide ("LOGWORLD") contract in 2009. This new contract is available to all Government agencies and represents potential revenues of approximately $50 million for the five-year base period, with options to extend the period of performance for up to 10 additional years. This award supplements several other work schedules and large multiyear, multiple award, indefinite delivery, indefinite quantity ("omnibus") contracts that have large nominal ceiling amounts. These contracts include the Field and Installation Readiness Support Team ("FIRST") contract with the U.S. Army, the SeaPort Enhanced contract with the U.S. Navy, and the U.S. Army PEO CS & CSS Omnibus III contract. We are one of several awardees on each contract. While our future revenues from these contracts cannot be predicted with certainty, these contracts, along with our CFT Program contract, allow us to pursue task order awards for new work.

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


Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") revised its accounting guidance related to revenue arrangements with multiple deliverables. The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables. Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the potential effect the adoption of this new guidance will have, if any, on our financial statements.


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

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

                                                 Nine Months
                                             Ended September 30,
Contract Type                             2009     %       2008     %
-------------                             ----     -       ----     -
Cost-type . . . . . . . . . . . . . .  $151,598    20    $182,689    25
Time and materials  . . . . . . . . .   576,333    76     533,345    71
Fixed price . . . . . . . . . . . . .    30,701     4      31,188     4
                                       --------   ---    --------   ---
                                       $758,632   100    $747,222   100
                                       ========   ===    ========   ===


A significant portion of our time and materials revenues are from CED R2 Program task orders under which revenues result primarily from the pass through of subcontractor support services. These revenues have a lower profit margin than revenues generated by work performed by our employees.

Results of Operations

The results of operations are as follows (in thousands):

                         Three Months         Nine Months
                            Ended                Ended            Change
                         September 30,       September 30,    Three    Nine
Description             2009      2008      2009      2008    Months   Months
-----------             ----      ----      ----      ----    ------   ------

Revenues             $263,068  $306,811  $758,632  $747,222  $(43,743) $11,410
Contract costs        250,144   297,790   727,393   724,245   (47,646)   3,148
                     --------  --------  --------  --------  --------  -------
Gross Profit           12,924     9,021    31,239    22,977     3,903    8,262
Selling, general and
  Administrative
  Expenses                422       298       804       681       124      123
Interest expense
(income), net               3        (5)     (116)     (118)        8        2
                     --------  --------  --------  --------  --------  -------
Income before income
  taxes                12,499     8,728    30,551    22,414     3,771    8,137
Provision for income
  taxes                 4,773     3,419    11,743     8,738     1,354    3,005
                     --------  --------  --------  --------  --------  -------
Net income           $  7,726  $  5,309  $ 18,808  $ 13,676  $  2,417  $ 5,132
                     ========  ========  ========  ========  ========  =======

Our revenues decreased approximately $43.7 million, or 14%, for the three months ended September 30, 2009, as compared to the same period of 2008. Revenues increased approximately $11.4 million, or 2%, for the nine months ended September 30, 2009, as compared to the same period of 2008. Revenues in our International and IT, Energy, and Management Consulting Groups increased during these periods while revenues in Federal and Infrastructure Groups declined.

Our gross profits increased approximately $3.9 million, or approximately 43% for the three months ended September 30, 2009, as compared to the same period of 2008. Gross profits increased approximately $8.3 million, or approximately 36% for the nine months ended September 30, 2009, as compared to the same period of 2008. Profits for the three-month period increased in our Federal, International and IT, Energy, and Management Consulting Groups and declined in our Infrastructure Group. Profits for the nine-month period increased in our Federal, International, and IT, Energy, and Management Consulting Groups and declined in our Infrastructure Group.

Changes in revenues and income are further discussed in the summaries of our group results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. Changes in these expenses for the three and nine months ended September 30, 2009 as compared to the same periods of 2008 are not significant.


Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

                        Three Months         Nine Months
                           Ended                Ended             Change
                        September 30,       September 30,     Three    Nine
Description            2009      2008      2009      2008     Months   Months
-----------            ----      ----      ----      ----     ------   ------
Revenues            $142,332  $188,934  $446,591  $475,400  $(46,602) $(28,809)
                    ========  ========  ========  ========  ========  ========
Income before
  income taxes      $  6,039  $  4,830  $ 17,042  $ 13,149  $  1,209  $  3,893
                    ========  ========  ========  ========  ========  ========
Profit percentage       4.2%      2.6%      3.8%      2.8%

Revenues for our Federal Group decreased approximately $46.6 million or 25% for the three-month period ended September 30, 2009, as compared to the same period for the prior year. Revenues for this group decreased approximately $28.8 million or 6% for the nine-month period ended September 30, 2009, as compared to the same period for the prior year. Income before income taxes for our Federal Group increased approximately $1.2 million, or 25% for the three-month period ended September 30, 2009 as compared to the same period for the prior year. Income before income taxes for this group increased approximately $3.9 million, or 30% for the nine-month period ended September 30, 2009 as compared to the same period for the prior year. This increase in profits and associated profit margins is an indication of success in our efforts to replace low-to-no margin subcontractor work with VSE direct labor. These efforts are also allowing us to increase our client visibility and decrease our dependence upon subcontractor performance and priorities.

The change in revenues for the three-month period resulted primarily from a decrease in revenues associated with the expiration of the CED Army Equipment Support Program of approximately $91.7 million, an increase in revenues from work on the RCV Modernization program of approximately $25.5 million, an increase in the CED Assured Mobility Systems Program revenues of approximately $12.9 million, a decrease in revenues of approximately $11.5 million from other R2 program task orders, and an increase in revenues of approximately $10.8 million from growth in the equipment refurbishment services provided by our ELD division.

The change in revenues for the nine-month period resulted primarily from a decrease in revenues associated with the expiration of the CED Army Equipment Support Program of approximately $190.7 million. This decrease was partially offset by an increase in revenues from work on the RCV Modernization program of approximately $62.8 million, an increase in the CED Assured Mobility Systems Program revenues of approximately $41.6 million, and an increase in revenues of approximately $30.8 million from growth in the equipment refurbishment services provided by our ELD division.

The three-month period increase in income before income taxes is primarily due to an increase in profits on our ELD equipment refurbishment services of approximately $3.7 million resulting from the increase in ELD revenues and an improvement in profit margins, and an increase in profits of approximately $472 thousand on the RCV Modernization Program. These increases helped to replace a decrease in profits of approximately $1.5 million due to the completion of the TBPS program in 2008 and the resulting absence of this program from our operating results in 2009, and a decrease in profits of approximately $1.1 million associated with the expiration of the CED Army Equipment Support Program in February 2009.

The nine-month period increase in income before income taxes is primarily due to an increase in profits on our ELD equipment refurbishment services of approximately $7.6 million resulting from the increase in ELD revenues and an improvement in the profit margins, and an increase in profits of approximately $1.7 million on the RCV Modernization Program. These increases helped to replace a decrease in profits of approximately $3.9 million due to the completion of the TBPS program in 2008 and the resulting absence of this program from our operating results in 2009, and a decrease in profits of approximately $2.1 million associated with the expiration of the CED Army Equipment Support Program in February 2009.


International Group Results

The results of operations for our International Group are as follows (in thousands):
                        Three Months         Nine Months
                           Ended                Ended            Change
                        September 30,       September 30,    Three    Nine
Description            2009      2008      2009      2008    Months   Months
-----------            ----      ----      ----      ----    ------   ------
Revenues             $88,675   $55,577  $226,098  $156,462  $ 33,098  $ 69,636
                     =======   =======  ========  ========  ========  ========
Income before income
  taxes              $ 3,980   $ 1,005  $  7,359  $  4,080  $  2,975  $  3,279
                     =======   =======  ========  ========  ========  ========
Profit percentage       4.5%      1.8%      3.3%      2.6%

Revenues for our International Group increased approximately $33.1 million or 60% for the three-month period ended September 30, 2009, as compared to the same period for the prior year. Revenues for this group increased approximately $69.6 million or 45% for the nine-month period ended September 30, 2009, as compared to the same period for the prior year.

The increase in revenues for the three-month period resulted primarily from an increase of approximately $25.3 million in the level of FMD services provided on engineering and technical services task orders, revenues on the CFT Program in 2009 of approximately $4.3 million, and an increase of approximately $2.1 million in the level of GLOBAL services due in part to a delivery order to provide support services to the government of Romania.

The increase in revenues for the nine-month period resulted primarily from an increase of approximately $51.7 million in the level of FMD services provided on engineering and technical services task orders, an increase of approximately $13.3 million in the level of GLOBAL services due in part to a delivery order to provide support services to the government of Romania, and to revenues on the CFT Program in 2009 of approximately $11 million. The revenue increases for this period were partly offset by a decrease in revenues on the Treasury Seized Asset Program of approximately $5.8 million.

Income before income taxes for our International Group increased approximately $3 million, or 296% for the three-month period ended September 30, 2009 as compared to the same period for the prior year. Income before income taxes for this group increased approximately $3.3 million, or 80% for the nine-month period ended September 30, 2009 as compared to the same period for the prior year. The three and nine month increases are primarily due to an increase in profits of approximately $3.1 million recognized in the third quarter of 2009 on the Treasury Seized Asset Program contract resulting from the agreement reached in this period.


IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

                        Three Months         Nine Months
                           Ended                Ended            Change
                        September 30,       September 30,    Three    Nine
Description            2009      2008      2009      2008    Months   Months
-----------            ----      ----      ----      ----    ------   ------
Revenues             $19,377   $15,853   $54,702   $33,766  $ 3,524   $20,936
                     =======   =======   =======   =======  =======   =======
Income before income
  taxes              $ 2,516   $ 1,413   $ 5,934   $ 3,172  $ 1,103   $ 2,762
                     =======   =======   =======   =======  =======   =======
Profit percentage      13.0%      8.9%     10.8%      9.4%

Revenues for our IT, Energy and Management Consulting Group increased approximately $3.5 million or 22%, and approximately $20.9 million or 62%, for the three- and nine-month periods ended September 30, 2009 as compared to the same periods for the prior year. Income before income taxes for this segment increased approximately $1.1 million or 78%, and approximately $2.8 million or 87% for the three- and nine-month periods ended September 30, 2009 as compared to the same periods for the prior year.

Upon our acquisition of G&B in April 2008, G&B became part of this segment, and the inclusion of G&B in this segment's operating results for a full year was the primary reason for the increases in 2009. Additional contract awards and an increasing employee workforce have also helped to increase G&B's revenues and income. G&B revenues increased approximately $2.5 million and $18.4 million, and pretax income increased approximately $1 million and $3.1 million, respectively, for the three- and nine-month periods ended September 30, 2009.

Increases in Energetics' revenues of approximately $934 thousand and $2.7 million for the three- and nine-month periods also contributed to the increases in this segment in 2009.


Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):
                        Three Months        Nine Months
                           Ended               Ended            Change
                        September 30,      September 30,    Three    Nine
Description            2009      2008     2009      2008    Months   Months
-----------            ----      ----     ----      ----    ------   ------
Revenues             $12,684   $46,443  $31,241   $81,581  $(33,759) $(50,340)
                     =======   =======  =======   =======  ========  ========
Income before income
  taxes              $   297   $ 2,011  $   645   $ 3,369  $ (1,714) $ (2,724)
                     =======   =======  =======   =======  ========  ========
Profit percentage       2.3%      4.3%     2.1%      4.1%

This segment consists of our ICRC subsidiary. Revenues for the three- and nine-month periods ended September 30, 2009 decreased by approximately $33.8 million or 73%, and $50.3 million or 62%, as compared to the same periods of 2008. Income before income taxes for the three- and nine-month periods ended September 30, 2009 decreased by approximately $1.7 million or 85%, and $2.7 million or 81%, as compared to the same periods of 2008.

Certain environmental and technical issues near the site on which ICRC conducts its PIEP work have caused temporary delays in the work schedule in 2009. These delays have had a negative impact on 2009 revenues and profits, with revenues from the PIEP work decreasing by approximately $31.3 million and $41 million and profits from the PIEP work decreasing by approximately $1.6 million and $2.1 million for the three- and nine-month periods ended September 30, 2009 as compared to the same periods of 2008. The environmental and technical issues are not caused by the work conducted by ICRC, but ICRC must comply with recent changes and delays from environmental restrictions, recent endangered species declarations and delays due to new permit application requirements, recent permit conditions that slow the field work to best mitigate environmental impacts, and the study, review, and approval of certain technical issues by the client prior to moving planned work forward. We have also seen delays in contract actions on proposals pending evaluation by the federal government.

We have transferred certain types of work previously performed by ICRC to our other groups to better align the work or the customers served with our longer term corporate level strategies. Specifically, information technology services work has been transferred to our IT, Energy and Management Consulting Group and certain U. S. Army vehicle work has been transferred to our Federal Group. The decreases in the Infrastructure Group's revenues and pretax income for the three- and nine-month periods that are not attributable to the decrease in PIEP work are primarily the result of transferring work to our other groups.


Financial Condition

Our financial condition did not change materially in the first nine months of 2009. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.


Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $3.5 million during the first nine months of 2009.

Cash provided by operating activities was substantially unchanged during the first nine months of 2009 as compared to the first nine months of 2008. An increase of approximately $5.1 million in cash provided by net income and an increase of approximately $732 thousand from an increase in depreciation and amortization and other non-cash operating activities was offset by a decrease of approximately $5.9 million in cash provided by operating activities due to changes in the levels of working capital components. Of these working capital components, our largest assets are our accounts receivable and our largest liabilities are our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of Government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from Government customers in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities decreased approximately $15.7 million in the first nine months of 2009 as compared to the same period of 2008. This was primarily due to the acquisition of G&B for $17.1 million in 2008.

Cash of approximately $7.3 million was used for financing activities in the first nine months of 2009 as compared to cash provided by financing activities of approximately $5.9 million for the same period of 2008. This difference was primarily due to paying down borrowings on our bank loan in 2009 as compared to 2008 when we borrowed to finance our acquisition of G&B.


We paid quarterly cash dividends totaling $0.14 per share during the first three quarters of 2009. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

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

Our external liquidity consists of a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us as of September 30, 2009 was $50 million and under the loan agreement we may elect to increase the maximum credit availability up to $75 million. The maturity date of the loan agreement is August 26, 2011. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We were using approximately $2.4 million of the loan agreement availability as of September 30, 2009, consisting of letters of credit. We had no revolving loan amounts outstanding as of September 30, 2009. Average revolving loan amounts outstanding during the first three quarters of 2009 were approximately $3.6 million per day. The highest outstanding amount was $23.4 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA) and a minimum Fixed Charge Coverage Ratio that we were in compliance with at September 30, 2009.



                                Maximum Ratio    Actual Ratio
                                -------------    ------------
Leverage Ratio                    3.00 to 1       0.05 to 1

                                Maximum Ratio    Actual Ratio
                                -------------    ------------
Fixed Charge Coverage Ratio       1.25 to 1       3.08 to 1


Our banks continue to maintain investment grade credit ratings from the ratings services and we believe that we are well positioned to obtain financing from other banks if the need should arise. Accordingly, we do not believe that turbulence in the financial markets will have a material adverse impact on our ability to finance our business, financial condition, or results of operations. We currently do not use public debt security financing.


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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                        PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

VSE did not purchase any of its equity securities during the period covered by this report.

Under the Registrant's bank loan agreement dividends may be paid in an annual aggregate amount of $0.60 per share, provided there is no default under the loan agreement.


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

                               VSE CORPORATION




Date:  October 30, 2009               /s/ M. A. Gauthier
                                      __________________________________
                                      M. A. Gauthier
                                      Director, Chief Executive Officer,
                                      President and Chief Operating
                                      Officer



Date:  October 30, 2009               /s/ T. R. Loftus
                                      __________________________________
                                      T. R. Loftus
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)













