Form 10-K
period 2009-12-31
VSE CORP
filed 2010-03-04
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 0-3676

VSE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-0649263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 Huntington Avenue, Alexandria, VA 22303-1499 (703/960-4600)
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.05 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Approximately $107.6 million as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.05 par value, 5,175,080 shares outstanding as of March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 4, 2010, are incorporated by reference into Part III of this report.

Forward Looking Statements

This filing contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws.  All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation (“VSE,” the “Company,” “us,” “our,” or “we”) results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's “Narrative Description of Business” (Items 1, 1A, 2 and 3), and “Management’s Discussion and Analysis.” Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company subsequent to this Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

ITEM 1. Business

(a)	General Background

VSE was incorporated in Delaware in 1959 and serves as a centralized management and consolidating entity for our business operations. Our business operations are managed under groups that perform our services. Our Federal Group consists of our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group consists of our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics") and G&B Solutions, Inc. (“G&B"). Our Infrastructure Group consists of our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”). The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business operations consist primarily of diversified logistics, engineering, IT, construction management and consulting services performed on a contract basis. Almost all of our contracts are with agencies of the United States Government (the "government") and other government prime contractors.

We seek to provide our customers with competitive, cost-effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products and an in-depth understanding of the basic requirements for effective systems and equipment.

(b)   Financial Information

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal, which generated approximately 58% of our revenues in 2009; 2) International, which generated approximately 31% of our revenues in 2009; 3) IT, Energy and Management Consulting, which generated approximately 7% of our revenues in 2009; and 4) Infrastructure, which generated approximately 4% of our revenues in 2009. Additional financial information for our reportable segments appears in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)  Description of Business

Services and Products

Our services include a broad array of capabilities and resources that support military, federal civil, and other government systems, equipment and processes. We are focused on creating, sustaining and improving the systems, equipment and processes of government through core offerings in logistics, engineering, IT, construction management and consulting services.

Typical projects include sustaining engineering support for military vehicles and combat trailers; military equipment refurbishment and modification; ship maintenance, repair, overhaul planning and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations and repairs; ship force crew training; life cycle support for ships; ship communication systems; energy conservation and advanced technology demonstration projects; technical data package preparation; multimedia, computer local area network (“LAN”), and telecommunications systems; cross-platform technical data; product data; technical manual development and support; information technology management consulting, services, and solutions; and large-scale port engineering development and construction management.

See Item 7 “Management’s Discussion and Analysis of Financial Information and Results of Operations” for more information regarding our business.

Contracts

Depending on solicitation requirements and other factors, we offer our professional and technical services and products through various competitive contract arrangements and business units that are responsive to customer requirements and may also provide an opportunity for diversification. Such arrangements may include prime contracts, subcontracts, cooperative arrangements, General Services Administration (“GSA”) schedules, dedicated cost centers (divisions) and subsidiaries. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services.

Almost all of our revenues are derived from contract services performed for Department of Defense (“DoD”) agencies or for Federal Civil agencies. The U.S. Army, Army Reserve and U.S. Navy are our largest customers. Other significant customers include the Department of Treasury, the Department of Transportation, the Department of Energy and the Department of Interior. To a lesser degree, our customers also include various other government agencies and commercial entities.

	Revenues by Customer
	(Dollars in Thousands)
	Years ended December 31,

Customer	2009	%	2008	%	2007	%
U.S. Army/Army Reserve	$555,238	54.7	$625,237	59.9	$344,296	52.7
U.S. Navy	271,189	26.7	195,792	18.8	189,534	29.0
U.S. Air Force	13,839	1.4	10,720	1.0	4,628	0.7
Total - DoD	840,266	82.8	831,749	79.7	538,458	82.4

Department of U.S. Treasury	47,676	4.7	57,021	5.5	55,020	8.4
Department of Transportation	35,722	3.5	89,873	8.6	30,977	4.7
Department of Interior	29,275	2.9	19,156	1.8	1,053	0.2
Department of Energy	16,111	1.6	12,812	1.2	10,537	1.6
Other government	42,670	4.2	29,748	2.9	11,427	1.8
Total – Federal Civil Agencies	171,454	16.9	208,610	20.0	109,014	16.7

Commercial	2,919	0.3	3,376	0.3	5,692	0.9

Total	$1,014,639	100.0	$1,043,735	100.0	$653,164	100.0

The government’s procurement practices sometimes include the bundling of various work efforts under large comprehensive management contracts (“omnibus”). As a result, the growth opportunities available to us can occur in significant, unpredictable increments. We have pursued these larger opportunities by assembling teams of subcontractors to offer the range of technical competencies required by these omnibus contracts. Typically the use of subcontractors and large material purchases on government contracts provides lower profit margins than work performed by our own personnel. As a result, the use of such teaming arrangements may lower our overall profit margins in some years. Although the government’s practice of using omnibus multiple award contracts is expected to continue, we also have opportunities to compete for other contracts requiring our specific areas of expertise. We are positioned to pursue these opportunities while continuing to use subcontractor teams to compete for the omnibus contracts.

Our contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by our own employees, from pass-through of costs for work performed by our subcontractors, and for materials. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned.

Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits or losses on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Revenue recognition methods on fixed-price contracts vary depending on the nature of the work and the contract terms. On design and development fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered.

Backlog

Funded backlog for government contracts represents a measure of our potential future revenues. Funded backlog is defined as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our funded backlog as of December 31, 2009, is approximately $476 million. Funded backlog as of December 31, 2008 and 2007 was approximately $567 million and $408 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and the ultimate availability of funds, which is heavily dependent upon the congressional authorization and appropriation process.  When there are delays in this process, such as those experienced in 2009, the availability of funds for ongoing and planned work is temporarily diminished.

In addition to the funded backlog levels, we have contract ceiling amounts available for use on multiple award, indefinite delivery, indefinite quantity contracts with the U.S. Army, U.S. Air force, and U.S. Navy. While these contracts increase the opportunities available for us to pursue future work, the amount of future work is not determinable until delivery orders are placed on the contracts.  Frequently, these delivery orders are competitively awarded. Additionally, these delivery orders must be funded by the procuring agencies before we can perform work and begin generating revenues.

Marketing

Our marketing activities are conducted at the operating group level by our business development staff and our professional staff of engineers, program managers, and other personnel. These activities are centrally coordinated through our Corporate Sales and Marketing Department. Information concerning new programs and requirements becomes available in the course of contract performance, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations and commercial entities.

Personnel

Services are provided by our staff of professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2009, we had 2,534 employees, an increase from 1,920 as compared to December 31, 2008. Principal categories include (a) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) technical editors and writers, (d) multimedia and computer design engineers, (e) graphic designers and technicians, (f) logisticians, (g) construction and environmental specialists, and (h) mechanics and vehicle and equipment technicians. The expertise required by our customers also frequently includes knowledge of government administrative procedures. Many of our employees have previously served as government employees or members of the U.S. Armed Forces.

Competition

The professional and technical services industry in which we are engaged is very competitive. There are numerous other organizations, including large, diversified firms with greater financial resources and larger technical staffs that are capable of providing the same services offered by us. These companies may be publicly owned or privately held or may also be divisions of much larger organizations.

Government agencies have emphasized awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts that we currently perform were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by General Services Administration (“GSA”). GSA provides a schedule of services at fixed prices that may be ordered outside of the solicitation process. We have nine GSA schedule contracts for different classes of services. There is no assurance regarding the level of work we may obtain under these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business, thereby intensifying competition.

It is not possible to predict the extent and range of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments. We believe the principal competitive factors for our business are technical and financial qualifications, past performance and price.

Government acquisition policies and procedures often emphasize factors that present challenges to our efforts to win new business, and may make it difficult for us to qualify as a potential bidder. For example, past performance may be used to exclude entrance into new government markets, and multiple-award schedules may result in unequal contract awards between successful contractors.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. They are available free of charge through our website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”).

ITEM 1A.  Risk Factors

Our future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including but not limited to those set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC.

The nature of our operations and significant increases in work performed by our employees in recent years present certain challenges related to work force management.

Our financial performance is heavily dependent on the abilities of our operating and administrative staffs with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wider diversity of contract types, nature of work, work locations, and increased legal and regulatory complexities challenges our administrative staff and skill sets more than in prior years. Also, the recent increases and geographical expansion in our domestic operating workforce presents challenges for our quality of workforce, quality of work, safety, and labor relations compliance. The scale of our current and projected work in foreign countries is exposing us to new challenges associated with export compliance, local laws and customs, third world workforce issues, extended supply chain, and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, and regulatory non-compliance.

Our work on large program efforts presents a risk to revenue and profit growth and sustainability.

The eventual expiration of large programs, or the loss of or disruption of revenues on a single contract, presents the potential for reduced revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. While our largest contract, the Rapid Response (“R2”) Program, is scheduled to expire in January 2011, we expect to continue our work on existing task orders under such contract through that time, however, specific task orders under the R2 contract will expire intermittently prior to the expiration date of the contract. We have submitted a bid for a follow-on to this contract that is currently under evaluation by our U. S. Army customer. However, we cannot determine revenue levels precisely even if we are awarded a follow-on contract.

We are exposed to contractual and financial liabilities if our subcontractors do not perform satisfactorily.

A large percentage of our contract work is performed by subcontractors, which are subject to government compliance, performance and financial risks. Subcontractor terms generally specify the terms and performance for which the subcontractor is obligated to us. If, however, any unsatisfactory performance or compliance failure occurs on the part of subcontractors, we must still bear the cost to remedy these deficiencies on our prime contracts.

Uncertain and shifting federal government priorities could delay contract awards and funding and adversely affect our ability to continue work on our government contracts.

The current federal procurement environment is unpredictable and could adversely affect our ability to perform work on new and existing contracts. The delays in contract awards during the second half of 2009 is unprecedented in our experience, and appears to extend across the federal technical services industry.     We anticipate that these delays in contract awards will continue into the first half of 2010. Our business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by political and administrative disagreements and inefficiencies within the government.

Federal procurement directives could result in a loss of work on current programs to set-asides and omnibus contracts.

Our government business is subject to the risk that one or more of our potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into omnibus contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

As a government contractor, we are subject to a number of procurement rules and regulations that could expose us to potential liabilities or loss of work.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Additionally, we are responsible for subcontractor compliance with these laws and regulations. Government contract laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs to us. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of contracts or debarment from bidding on contracts.

In some instances, these laws and regulations impose terms or rights that are significantly more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the government may terminate any government contract or subcontract at its convenience, as well as for performance default. Upon termination for convenience of a fixed-price type contract, we would normally be entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-type contract, we would normally be entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would include the cost to terminate agreements with suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

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

Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made.

Global economic conditions and political factors could adversely affect revenues on current programs.

Revenues from our CED Army Equipment Support, CED Assured Mobility Systems Program, GLOBAL Ship Transfer and other programs for which work is performed in foreign countries are subject to political risks posed by the ongoing conflicts in the Middle East and potential terrorist activity. A significant amount of our revenues in recent years has resulted from the U.S. military involvement in Iraq and Afghanistan, and an end to or substantial reduction of such U.S. military involvement could cause a decrease in our revenues. Similarly, a change in the political landscape in Egypt or other client countries could cause a decrease in our revenues. International tensions can also affect our work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during those times. Adverse results arising from these global economic and political risks could have a material adverse impact on our results of operations.

Our earnings and margins may vary based on the mix of contracts and programs.

Our business includes both cost-type and fixed-price contracts. Cost-type contracts generally have lower profit margins than fixed-price contracts. Typically the use of subcontractors and large material purchases on government contracts do not allow for profit margins that are as high as profit margins from contracts under which the work is performed by our own personnel. The use of subcontractors and large material purchases may lower our overall profit margins in some years.

Investments in facilities could cause losses if certain work is disrupted or discontinued.

We have made investments in facilities and lease commitments to support specific business programs, work requirements, and service offerings. A slowing or disruption of these business programs, work requirements, or service offerings that results in operating below intended levels could cause us to suffer financial losses.

Environmental and pollution risks could potentially impact our financial results.

We are exposed to certain environmental and pollution risks due to the nature of some of the contract work we perform. Costs associated with pollution clean up efforts and environmental regulatory compliance have not yet had a material adverse impact on our capital expenditures, earnings, or competitive position. However, the occurrence of a future environmental or pollution event could potentially have an adverse impact.

We use estimates in accounting for our programs. Changes in estimates could affect future financial results.

We use estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include contract disallowance and self-insured health claims, and estimated cost-to- complete on certain fixed-price contracts.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect financial results and financial position.

Changes to Generally Accepted Accounting Principles in the United States (“GAAP”) arise from new and revised guidance issued by the Financial Accounting Standards Board, the SEC, and others. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes could result in unanticipated effects on results of operations, financial position and other financial measures.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.    Properties

Our principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by us through April 30, 2013. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. In November 2009, we signed an agreement to lease a new building with approximately 95,000 square feet of office space in Springfield, Virginia that will serve as our new executive and administrative headquarters. This agreement includes a 15-year lease commitment. We expect to take occupancy of the building in the spring of 2012.

We also provide services and products from approximately 37 leased facilities located near customer sites to facilitate communications and enhance project performance. These facilities are generally occupied under short-term leases and currently include a total of approximately 1.4 million square feet of office and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from several locations outside of the United States, generally at foreign shipyards or U.S. military installations.

We own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 44 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 57,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We use these properties primarily to provide refurbishment services for military equipment, storage and maintenance and to supplement our Alexandria, Virginia, office and shop facilities.

ITEM 3.    Legal Proceedings

We may have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below, as well as information concerning their age and positions held with VSE.  There were no family relationships among any of our executive officers.  For executive officers who have been with us less than five years, their principal occupations and business experience over the last five years are provided.  The executive officers are appointed annually to serve until the first meeting of VSE’s Board of Directors (the “Board”) following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

Name	Age	Position with Registrant

Tina B. Bailey	51	Vice President – Human Resources

Thomas G. Dacus	64	Executive Vice President and President, Federal Group

Maurice A. Gauthier	62	Director, Chief Executive Officer, President and Chief Operating Officer

Michael E. Hamerly	64	Executive Vice President and President, International Group

Randy W. Hollstein	53	Vice President – Marketing

William J. Jonas	57	Vice President - Procurement

Thomas M. Kiernan	42	Vice President, General Counsel and Secretary

James W. Lexo, Jr.	61	Executive Vice President, Strategic Planning and Business Initiatives and Vice Chairman of the Board of Directors, ICRC

Thomas R. Loftus	54	Executive Vice President and Chief Financial Officer

James E. Reed	61	President, IT, Energy and Management Consulting Group

Carl E. Williams	57	President, Infrastructure Group

Crystal R. Williams	46	Vice President – Contracts

Mr. Gauthier joined VSE in April 2008 as Chief Executive Officer, President and Chief Operating Officer. He was elected as a VSE director by the Board in February, 2009. Mr. Gauthier completed a distinguished military career of over 28 years of service, retiring in 1997 as a Navy Captain and board certified Department of Defense Major Program Manager.  Mr. Gauthier worked for VSE from October 1997 through February 1999 as Vice President and Chief Technology Officer, and as Director of Strategic Planning and Business Development, before joining the Nichols Research Corporation Navy Group as its President. With the acquisition of Nichols Research Corporation by Computer Sciences Corporation (“CSC”) in 1999, Mr. Gauthier served as Vice President of CSC’s Advanced Marine Center. His most recent assignment with CSC was as Vice President and General Manager of CSC’s Navy and Marine Corps Business Unit where he was responsible for the overall leadership and financial performance of a 2,500-person organization providing systems engineering, technical, information technology and telecommunications support to U.S. Navy and Marine Corps customers. Mr. Gauthier earned a Bachelor of Science degree from the U.S. Naval Academy. He received a Master of Science degree in Systems Engineering from the U.S. Naval Postgraduate School, Monterey, CA. He is a graduate of the Defense Acquisition University’s Defense Systems Management College and of the Advanced Executive Program and the International Marketing Program offered by the Kellogg Graduate School of Management at Northwestern University.

In December 2009, Ms. Bailey was promoted to Vice President of Human Resources, after joining VSE as Assistant Vice President, Director of Human Resources for the Federal Group in October 2008. Prior to joining VSE, Ms. Bailey served as Vice President of Administration, Human Resources Director, at Science Applications International Corporation (“SAIC”). Ms. Bailey has over 20 years of experience as a human resources professional serving in a variety of increasingly responsible roles at several Fortune 500 companies, including Aetna Casualty and Surety Company, Travelers Group and Citigroup. Ms. Bailey joined SAIC in 1998 as a Senior Level Employee Relations Manager. Ms. Bailey earned a Bachelor of Arts degree from Virginia Commonwealth University and a Master of Arts degree in Human Resources Management from Marymount University.

Mr. Hollstein joined VSE in August 2008 as Vice President of Marketing. Mr. Hollstein has over 30 years of experience as a naval officer and defense industry professional. Mr. Hollstein served in the U.S. Navy as a surface warfare officer before leaving to join industry. He has worked in several leading companies at increasing levels of responsibility in program management, government relations and business development. Before joining VSE, Mr. Hollstein was Senior Director of Business Development for Maersk Line, Limited where he was responsible for business development activities related to maritime and maritime security opportunities. In prior assignments at other companies, he has been responsible for business development with Navy, Marine Corps, Coast Guard and Army clients and for developing new business with other government agencies. Mr. Hollstein earned his Bachelor of Science degree in Business Management from Babson College.

Mr. Jonas joined VSE in March of 2009 as Vice President of Procurement.  Prior to joining VSE, Mr. Jonas served as co-founder and President of Comprehensive Contracting Services (“CCS”), which provides Program Management services to U.S. Government customers in the Intelligence community.  Prior to CCS, Mr. Jonas was Vice President, General Manager of the Health and Logistics division of IMC.  Mr. Jonas has also served as Vice President of Procurement with IAP Corporation and with Kellogg, Brown and Root, where he was responsible for the support of government support contracts.  He has held positions of responsibility with Raytheon Company as well as TRW Space and Electronics (now Northrop Grumman Corp.) where he spent 23 years in increasingly responsible roles.  Mr. Jonas earned a Juris Doctorate degree from Loyola Law School in Los Angeles and a Bachelor of Science degree in Business Administration from the University of Redlands.

Mr. Kiernan joined VSE in November 2008 as Vice President, General Counsel, and Assistant Secretary. From 2003 to 2008, Mr. Kiernan served as Vice President, General Counsel and Secretary for Intelsat General Corporation, a subsidiary of Intelsat, Ltd. serving government and commercial customers. From 2000 to 2003, Mr. Kiernan served as a member of the Intelsat, Ltd., Office of General Counsel. From 1994 to 2000, Mr. Kiernan served as corporate counsel for SRA Life Sciences. Mr. Kiernan is a graduate of Virginia Tech University (B.A., Political Science) and George Mason University School of Law. He is a member of the Virginia State Bar.

Mr. Lexo joined VSE in 2007 as Executive Vice President of Strategic Planning and Business Initiatives and Vice Chairman of the Board of Directors of VSE’s wholly owned subsidiary ICRC.  Mr. Lexo was the founder of ICRC and served as chief executive officer until its acquisition by VSE.  Before his career in business, he served on Capitol Hill as the Administrative Aide to Congressman Don Young of Alaska for 12 years.  Mr. Lexo received a Bachelor of Arts Degree in Political Science from Westminster College in Pennsylvania, and participated in graduate studies in government contracting at the University of Virginia.

Mr. Reed joined VSE in 2005 as Chief Operating Officer of VSE’s wholly owned subsidiary Energetics, and since April 2005, he has served as Energetics’ President. Mr. Reed was a founder of Energetics in 1979 and served as an officer of Energetics from 1979 to 2001. He provided consulting services to government and private clients as a sole proprietor during the period 2001 through 2004. Mr. Reed is a Registered Professional Engineer in Maryland. He was appointed President of VSE’s IT, Energy and Management Consulting Group in 2008.  Mr. Reed received a Bachelor of Science Degree in Engineering Science from Pennsylvania State University and received a Master of Science Degree in Electrical Science and Applied Physics from Case Western Reserve University in Ohio.

Mr. Carl Williams joined VSE in 2007 as President and Chief Operating Officer of ICRC. Mr. Williams completed 23 years of service in the U.S. Navy, retiring as Commander. He joined ICRC as its Executive Vice President of Operations in 2000 and has served as Chief Operating Officer of ICRC since 2003. Mr. Williams was appointed President of VSE’s Infrastructure Group in 2008.  Mr. Williams received a Bachelor of Science Degree in Mechanical Engineering from North Carolina State University.

Ms. Crystal Williams joined VSE in December 2008 as Vice President – Contracts. Prior to joining VSE, Ms. Williams was Contracts Director for the North American Public Sector at CSC. She began her CSC career in 1994.  Prior to joining CSC, Ms. Williams provided contract administration services at ICF Kaiser International and at Dynamic Concepts Inc. Ms. Williams is a graduate of George Mason University (B.S., Public Administration) and has earned continuing education credits in contracts and marketing at the American Graduate University and at George Mason University, Continuing Education.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder
    Mattersand Issuer Purchases of Equity Securities

(a)	Market Information

VSE common stock, par value $0.05 per share, is traded on the Nasdaq Global Select Market, trading symbol, "VSEC," Newspaper listing, "VSE."

The following table sets forth the range of high and low sales price (based on information reported by the Nasdaq Global Select Market) and cash dividend per share information for our common stock for each quarter and annually during the last two years.

Quarter Ended	High	Low	Dividends

2008:
March 31	$49.69	$22.72	$0.040
June 30	35.46	27.50	0.045
September 30	43.00	24.86	0.045
December 31	40.32	23.00	0.045
For the Year	$49.69	$22.72	$0.175

2009:
March 31	$48.44	$19.51	$0.045
June 30	31.50	23.42	0.050
September 30	41.52	24.53	0.050
December 31	49.00	37.00	0.050
For the Year	$49.00	$19.51	$0.195

(b)Holders

As of February 6, 2010, VSE common stock, par value $0.05 per share, was held by approximately 281 stockholders of record.  The number of stockholders of record is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

(c)Dividends

In 2008 cash dividends were declared quarterly at the annual rate of $0.16 per share through March 31, 2008, and at the annual rate of $0.18 per share commencing June 3, 2008.

In 2009 cash dividends were declared quarterly at the annual rate of $0.18 per share through March 31, 2009, and at the annual rate of $0.20 per share commencing June 2, 2009.

Pursuant to our bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

(d)	Equity Compensation Plan Information

Compensation Plans

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors:  (i) the VSE Corporation 2004 Non-employee Directors Stock Plan and (ii) the VSE Corporation 2006 Restricted Stock Plan.

In December 2005, the Board directed VSE to discontinue, until the Board determined otherwise, awarding options, both discretionary and nondiscretionary, to purchase VSE’s common stock, under the 2004 Plan.  The options outstanding under the 2004 Plan and predecessor 1998 Stock Option Plan were not affected by this Board action.

The following table provides information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in column(a))(1)(2) (c)
Equity compensation plans approved by stockholders	-	$ -	197,487

Equity compensation plan not approved by stockholders	-	$ -	4,373

Total	-	$ -	201,860

 (1)  At December 31, 2009, 197,487 shares of VSE common stock were available under the 2006 Restricted Stock Plan.

(2)  Includes the remaining 4,373 shares of the 5,831 shares of VSE common stock, with subsequent vesting and issuance dates, awarded to Maurice A. Gauthier on April 28, 2008, as an inducement to Mr. Gauthier entering into an employment agreement with VSE to become VSE’s Chief Executive Officer and President. Such issuance of common stock was approved by a majority of VSE’s independent directors.  Subject to the term of Mr. Gauthier’s Employment Agreement not having terminated, the Employment Agreement provides for vesting and issuance dates for the 5,831 shares as follows: 25% of the shares were vested and issued to Mr. Gauthier on April 28, 2009, 25% of the shares will vest and be issued to Mr. Gauthier on April 28, 2010 and 50% of the shares will vest and be issued to Mr. Gauthier on April 28, 2011.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of VSE common stock with (a) a performance index for the broad market (NASDAQ Global Select Market) in which VSE common stock is traded and (b) a published industry index. VSE common stock is traded on the NASDAQ Global Select Market, and our industry group is engineering and technical services (formerly SIC Code 8711). Accordingly, the performance graph compares the cumulative total return for VSE common stock with (a) an index for the NASDAQ Global Select Market (U.S. companies) (“NASDAQ Index”) and (b) a published industry index for SIC Code 8711 (“Industry Index”).

Performance Graph Table

	2004	2005	2006	2007	2008	2009
VSE	100	168	237	396	320	369
NASDAQ Composite	100	101	114	124	73	106
Peer Group	100	147	183	376	182	200

ITEM 6.    Selected Financial Data

(In thousands, except per share data)

	Years ended December 31,

	2009	2008	2007	2006	2005

Revenues	$1,014,639	$1,043,735	$653,164	$363,734	$280,139

Net income	$24,024	$19,040	$14,102	$7,789	$6,169

Basic earnings per share	$4.68	$3.75	$2.85	$1.64	$1.33

Diluted earnings per share	$4.67	$3.74	$2.82	$1.61	$1.29

Cash dividends per common share	$0.195	$0.175	$0.155	$0.14	$0.12

	As of December 31,

	2009	2008	2007	2006	2005

Working capital	$45,902	$24,179	$24,756	$25,646	$22,028

Total assets	$253,990	$275,966	$171,771	$98,535	$73,833

Stockholders' equity	$101,310	$76,123	$56,376	$38,236	$30,151

This consolidated summary of selected financial data should be read in conjunction with Management’s Discussion and Analysis of the Financial Condition and Results of Operations included in Item 7 of this Form 10-K and with the Consolidated Financial Statements and related Notes included in Item 8 of this Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition
     and Results of Operations

Executive Overview

Organization

Our business is focused on providing sustainment services for DoD legacy systems and equipment and professional services to DoD and Federal Civilian agencies. VSE operations consist primarily of diversified logistics, engineering, IT, construction management and consulting services performed on a contract basis.  Substantially all of our contracts are with government agencies and other government prime contractors.

Our business operations are managed under groups that perform our services. Our Federal Group operations are conducted by our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group operations are conducted by our GLOBAL Division ("GLOBAL", formerly our BAV Division), and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group operations are conducted by our wholly owned subsidiaries Energetics Incorporated ("Energetics") and G&B Solutions, Inc. (“G&B”). Our Infrastructure Group operations are conducted by our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”). Our Management Sciences Division ("MSD") formerly conducted operations in our Federal Group, but is currently inactive. Our Coast Guard Division ("VCG") formerly conducted operations in our International Group, but is currently inactive.

Customers and Services

We provide logistics, engineering, legacy equipment sustainment, IT, construction management and consulting services to the government, other government prime contractors, and commercial entities. Our largest customer is the DoD, including agencies of the U.S. Army, Navy and Air Force. We also provide services to civilian government customers. See Item 1 “Business – Contracts” on page 6 for revenues by customer.

Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Infrastructure.

Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other government agencies. The divisions in this group include CED, ELD, FSS, MSD and SED. MSD’s service offerings have been transferred to our G&B operations and MSD is currently inactive.

CED - CED is dedicated to supporting the Army’s Communications and Electronics Command (“CECOM”) in the management and execution of the Rapid Response (“R2”) Program. The R2 Program supports clients across DoD and the government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A large portion of our current work on this program is related to the U.S. military involvement in Iraq and Afghanistan. A substantial portion of our revenues on the R2 contract result from the pass through of subcontractor support services that have a low profit margin.  The contract supporting the R2 Program is scheduled to expire in January 2011.

CED Army Equipment Support Program - Our CED division had a program on its R2 support contract to provide maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan. We performed work on this program for a full year in 2008, but only two months in 2009 because the program expired in February 2009.

CED Assured Mobility Systems Program - Our CED division has a program on its R2 support contract to provide technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command (“TACOM”). In January 2009, we were awarded a $389 million follow-on task order on this program for work that will run through January 2011.

RCV Modernization Program – We received a task order on our R2 support contract for a program to provide maintenance work on U.S. Army Route Clearance Vehicles in Kuwait (the “RCV Modernization Program”) in September 2008. We expect the initial phase of this program to run for two years under this task order with contractual coverage of approximately $235 million.

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

FSS - FSS provides worldwide field maintenance and logistics support services for a wide variety of military vehicles and equipment, including performance of organizational, intermediate and specialized depot-level maintenance. FSS principally supports the U.S. Army and Marine Corps by providing specialized Field Service Representatives (“FSR”) and Field Support Teams (“FST”) in areas of combat operations and austere environments.

SED - SED provides comprehensive systems and software engineering, logistics, and prototyping services to DoD. Our services offered through SED principally support U.S. Army, Air Force, and Marine Corps combat and combat support systems. SED’s core competencies include: systems technical support, configuration management and life cycle support for wheeled and tracked vehicles and ground support equipment; obsolescence management, service life extension, and technology insertion programs; and technical documentation and data packages.

International Group – Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. The divisions in this Group include GLOBAL, FMD and VCG. VCG became inactive in 2009.

GLOBAL - Through GLOBAL, we provide assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries. Global provides program management, engineering, technical support, logistics services for ship reactivations and transfers and follow-on technical support. The level of revenues and associated profits resulting from fee income generated by this program varies depending on several factors, including the timing of ship transfers and associated support services ordered by foreign governments and economic conditions of potential customers worldwide. Changes in the level of activity associated with the Navy’s ship transfer program have historically caused quarterly and annual revenue fluctuations.

FMD - FMD provides field engineering, logistics, maintenance, and information technology services to the U.S. Navy and Air Force, including fleet-wide ship and aircraft support programs. FMD’s expertise includes ship repair and modernization, ship systems installations, ordnance engineering and logistics, facility operations, war reserve materials management, aircraft sustainment and maintenance automation and IT systems integration.

Treasury Seized Asset Program – FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury’s seized and forfeited general property program. Our contract with the Department of Treasury to support this program is a cost plus incentive fee contract that contains certain conditions under which the incentive fee revenue is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. An assessment of actual costs compared to target costs is made once annually pursuant to the contract. We recognize incentive fee revenue when the amount is fixed or determinable and collectability is reasonably assured. Due to the conditions under which the incentive fee for this contract is awarded, and to the potential for changes in the cost targets as work requirements vary, the full amount of incentive fee for the work we perform in any one period may not be fixed or determinable and the collectability may not be reasonably assured until a subsequent period.

We concluded negotiations with our customer that finalized target cost levels for the fiscal year ending September 30, 2009 to reflect more closely the work requirements for the year and amended certain other terms. With the conclusion of these negotiations, our incentive fee became fixed and determinable and collectability was reasonably assured.  This allowed us to recognize incentive fees in the third quarter of 2009 on all of our work performed during the government’s fiscal year ended September 30, 2009. We recognized pretax income on this program in the third quarter of 2009 of approximately $3.3 million, primarily due to this incentive fee recognition.

Contract Field Teams Program –Our FMD division has one of several prime contracts to support the U.S. Air Force Contract Field Teams (“CFT”) Program. Under the program, we are providing rapid deployment and long-term support services for a variety of Air Force requirements to maintain, repair and modernize equipment and systems. The contract provides us with the opportunity to compete for and expand our work performed for the Air Force.

IT, Energy and Management Consulting Group - Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group includes Energetics and, as of April 2008, G&B.

Energetics - Energetics provides technical, policy, business, and management support in areas of clean and efficient energy, climate change mitigation, infrastructure protection, measurement technology, and global health.  Energetics’ expertise lies in managing collaborative processes for diverse stakeholders in decision making, R&D program planning and evaluation metrics, state-of-the-art technology assessments, technical and economic feasibility analysis, and technical communications.  Customers include the U.S. Department of Energy, the U.S. Department of Homeland Security, U.S. Department of Commerce, and other government agencies and commercial clients.

G&B - G&B is an established information technology provider to many government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, and Defense; the Social Security Administration; the Pension Benefit Guaranty Corporation; and the National Institutes of Health. G&B’s core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services and product and process improvement services.

Infrastructure Group – This group consists of our ICRC subsidiary, which is engaged principally in providing engineering and transportation infrastructure services.

Port of Anchorage Intermodal Expansion Project (“PIEP”) - A significant amount of ICRC's revenues and income comes from services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP") under a contract with the U.S. Department of Transportation Maritime Administration (“POA Project”). This contract requires ICRC to provide program management services, including project management, procurement, permitting, design, and construction to the government to expand the size of the port's facilities to accommodate larger ships, more dock space, improved cargo flow, improved traffic flow at the port, more environmentally friendly port operations and other modernization enhancements. The PIEP contract has an estimated ceiling amount of $704 million, a three-year base period of performance, and four one-year option periods. Some of the infrastructure improvements under the PIEP typically cannot be performed during the winter months due to subarctic conditions. The seasonal nature of this work will cause fluctuations in our revenues on this contract, with revenue levels typically higher in summer months and lower in winter months. In addition, during 2009, revenues and profits were significantly reduced on the POA Project due to temporary work schedule delays caused by environmental, technical and weather issues near the site on which ICRC conducts its PIEP work.  We expect revenue levels on the POA Project to recover because most of the work that were unable to perform in 2009 will be performed in future years.

	Concentration of Revenues
	(in thousands)
	Years ended December 31,

Source of Revenues	2009	%	2008	%	2007	%
CED Army Equipment Support	$55,381	5.4	$319,933	30.7	$218,615	33.5
CED Assured Mobility Systems	144,375	14.2	92,669	8.9	27,547	4.2
RCV Modernization (including FSS and SED labor support)	82,734	8.2	3,565	0.3	-	-
CED Other	175,048	17.3	172,153	16.5	47,482	7.3
Total CED	457,538	45.1	588,320	56.4	293,644	45.0

GLOBAL Egypt	55,317	5.5	49,926	4.8	51,295	7.9
GLOBAL Romania	20,136	1.9	9,737	0.9	3,682	0.6
GLOBAL India	-	0.0	55	0.0	38,337	5.9
GLOBAL Other	30,011	3.0	22,013	2.1	20,410	3.1
Total GLOBAL	105,464	10.4	81,731	7.8	113,724	17.5

Treasury Seized Asset Program	45,090	4.4	55,218	5.3	53,690	8.2

POA Project	35,699	3.5	89,722	8.6	30,674	4.7

Other	370,848	36.6	228,744	21.9	161,432	24.6

Total Revenues	$1,014,639	100.0	$1,043,735	100.0	$653,164	100.0

Management Outlook

We have made a strategic commitment to increase our direct labor revenue and diversify our service offerings and customer base to improve our profit margins. Concurrently, we will continue to pursue large DoD contracts for which we have demonstrated proven expertise as those opportunities arise.

We have significantly increased our workforce in 2008 and 2009 and we expect to achieve further increases in future years.

	Employee Count	% Increase

As of December 31, 2007	1,223
Increase in 2008	+ 697
As of December 31, 2008	1,920	+ 57%
Increase in 2009	+ 614
As of December 31, 2009	2,534	+ 32%

 The majority of our new employees are engaged in work on DoD legacy systems sustainment services, an area on which we believe DoD will continue to be focused in the near future. Concurrently, requirements for work performed by our subcontractors that generated much of our revenue growth in years prior to 2009 have declined. As a result, an increasing amount of our work is performed by our employees and we are relying less on subcontractors. Revenue from work performed by our employees, or direct labor revenue, typically has a higher profit margin than revenue generated by our subcontractors, which generally has little or no associated profit. While the decline in subcontractors is expected to result in flatter overall revenue growth in the near term, we expect to benefit from improved profit margins associated with our employee growth, enhanced control of our client relationships, and reduced dependence upon subcontractor priorities.

We are augmenting our core base of DoD work by emphasizing growth in our non-DoD services. These efforts have included: 1) an emphasis on marketing our Energetics subsidiary services that has shown favorable results, including some recent contract awards that will be performed during the next three to five years; 2) the increase in our G&B subsidiary employees and revenues during 2009; 3) an emphasis on marketing our ICRC subsidiary infrastructure services to a wider range of clients; and 4) our continued commitment to grow through strategic acquisitions of companies that perform work outside the DoD market. We expect these efforts directed toward the growth of our work in the Federal Civilian marketplace to contribute to overall future revenue growth and financial performance.

We also know there are risks and uncertainties related to our business. We recognize that 2009 was a government transition year and government spending priorities may continue to change significantly. There are indications of a shift in government spending to more energy, IT-related infrastructure, health care IT, and DoD legacy systems sustainment services. We believe that our current capabilities have us well positioned to pursue these opportunities.

The government transition has also affected the timing of contract awards and the funding process. The federal technical services industry experienced an extraordinary delay in contract awards during the first year of the new administration as it ensured these transactions were consistent with its priorities.  We anticipate that this delay in contract awards will continue into the first half of 2010.  Additionally, the government workforce has continued to experience a loss of qualified contracting personnel in recent years. While the government is seeking to replace this personnel loss, we believe that this transition in the government workforce may impact proposal decisions and delay funding of new and ongoing contract efforts. The impact of the government’s transition and workforce issues is reflected in the summary of funding activity presented below.

Bookings and Funded Backlog

Revenues in government contracting businesses are dependent upon contract funding (“Bookings”) and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the years ended December 31, 2009, 2008 and 2007, and funded contract backlog as of December 31, 2009, 2008 and 2007 is as follows.

	(in millions)
	2009	2008	2007

Bookings	$939	$1,189	$736
Revenues	$1,015	$1,044	$653
Funded Backlog	$476	$567	$408

Rapid Response Program

In January 2009, the U.S. Army informed us that it would not consider our proposal for a new contract, known as Rapid Response – Third Generation (“R2-3G”) to succeed our current R2 Program contract. Partially due to protest efforts by us and other offerors, the Army subsequently amended the solicitation to allow additional prime contract awards. We were eligible for these additional awards and submitted a proposal that is currently under evaluation.

In addition, we have been transferring work that had previously been performed through our R2 contract to our other omnibus contracts. We are continuing this effort by seeking new task order awards on our other omnibus contracts for this work as the R2 task orders expire. The award of a prime contract under the R2-3G program would provide us with an additional, but not essential, contract on which to place existing work and potential new work. We expect to continue our work on existing task orders under our current R2 contract through the scheduled contract expiration in January 2011. CED revenues are expected to decrease as the R2 contract nears completion due to the expiration of individual task orders. While the CED division had program work set to expire in February 2009, it was awarded new work in January 2009. It is difficult to assess the financial impact regarding the final outcome of the R2-3G program and our level of participation, given uncertain DoD work requirements and our potential to perform work under other multiple award omnibus contracts. A substantial portion of our revenues on the R2 contract are from low profit margin subcontract work. We believe our efforts in replacing subcontract work with direct labor are resulting in increases in our profit margins.

Other Programs and Contracts

In addition to a significant new source of work in 2009 and 2010, the RCV Maintenance Program gives us a key presence in Kuwait and could potentially provide us with additional work in the future. Our FSS division is performing the work on the RCV Maintenance Program and the presence of the FSS workforce and the facility it occupies in Kuwait could attract additional similar work.

Our ELD division has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception, resulting in further increases in revenues from these services in 2009. ELD revenues are primarily generated from direct labor. Our investment in facilities and personnel to support this work enhances our ability to serve DoD’s growing need for our equipment refurbishment and sustainment services. Our ELD division currently has several bids pending for additional new work that if awarded, would be expected to increase significantly the number of our employees and revenues. Recently released DoD budget exhibits reflect a significant plan for continuing this type of work for several years to come.

Our SED division was awarded a subcontract in 2009 to provide Vehicle Integration Kits (“VIKs”), spare VIK components, and engineering and installation support on tactical wheeled vehicles and combat vehicles for the U.S. Army and U.S. Marine Corps through a multiple award indefinite delivery/indefinite quantity contract under the Driver’s Vision Enhancer-Family of Systems (“DVE-FOS”) program. The subcontract has an anticipated ceiling value of approximately $190 million over a five-year period. We have pursued this work for several years and we believe that this award will rekindle the growth of revenues and profits in our SED division after its completion in 2008 of a four-year, $96 million program to provide a protection system, the Tanker Ballistic Protection System (“TBPS”), for vehicles deployed by the U.S. Army in Iraq.

Our GLOBAL division revenues have increased in 2009 compared to the prior year. Also, we expect further increases in our ship transfer revenues in the near term based on indications from new requests for FMS assets, congressional approval of certain ship transfers, and our receipt of a $249 million contract option modification award in November 2009 from the U.S. Navy to provide for an additional 12 months of continued support. This may include some of our current client countries and some new client countries.

The CFT Program contract gives us the opportunity to increase our sustainment and legacy services performed for the Air Force. This program is contributing to direct labor revenue increases in our FMD division. Our FMD division also recently entered into a software license and services agreement that will enable us to expand our logistics support services for air, sea and land military assets.

The U. S. Department of Treasury has extended our Treasury Seized Asset Program work through September 30, 2010. Due to larger than anticipated levels of work on this contract and the complexity in administering performance incentives under the contract, we agreed with our customer to discontinue additional award terms to allow the customer to re-compete the contract under a more appropriate contract type for work to be performed after September 30, 2010.

Our G&B subsidiary received two major awards in 2009. One award is a subcontract to provide systems operations support services to the Social Security Administration. While future revenues from this award cannot be determined with certainty, the engagement has a ceiling value of $100 million over five years. G&B also received a $26 million prime contract award with a base period of one year and four one-year option periods from the Army Armament Research, Development and Engineering Center to provide enterprise excellence services.

Our Energetics subsidiary was awarded one of the largest contracts in its history in 2009 by the U.S. Department of Energy’s Office of Electricity Delivery and Energy Reliability. Energetics expects to receive up to $11.3 million to provide services under a three-year subcontract.

Our ICRC subsidiary’s work on the POA Project in Anchorage, Alaska has been a challenge in 2009. Revenues and profits were down significantly on this project in 2009 due to temporary work schedule delays caused by environmental,  technical and weather issues near the site on which ICRC conducts its PIEP work. We expect revenue levels on this job to recover because most of the work we were unable to perform in 2009 will be performed in 2010 and future years.

We were awarded a GSA Logistics Worldwide (“LOGWORLD”) contract in 2009. This new contract is available to all government agencies and represents potential revenues of approximately $50 million for the five-year base period, with options to extend the period of performance for up to 10 additional years.

We have several GSA work schedules and multiyear, multiple award, indefinite delivery, indefinite quantity (“omnibus”) contracts that have large nominal ceiling amounts. These contracts include the Field and Installation Readiness Support Team (“FIRST”) contract with the U.S. Army, the SeaPort Enhanced contract with the U.S. Navy, and the U.S. Army PEO CS & CSS Omnibus III contract. We are one of several awardees on each contract. While our future revenues from these GSA work schedules and omnibus contracts cannot be predicted with certainty, they, along with our CFT Program contract, allow us to pursue task order awards for new work.

In summary, we believe that we are well positioned to meet the challenges of sustaining and improving the revenue and profit levels we have achieved in recent years. This confidence is supported by 1) the expansion of our equipment refurbishment and sustainment services performed by ELD and the ship transfer services performed by GLOBAL; 2) our new work on the RCV Maintenance and CFT Programs; 3) our position as a prime contractor on our FIRST contract that presents us with some significant bidding opportunities and award prospects; 4) our growing level of work in the Federal Civil marketplace; 5) our increased marketing efforts in both our DoD and Federal Civilian markets; and 6) our continued commitment to grow through strategic acquisitions.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”), which establishes the Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP, effective July 1, 2009.  The Codification supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related literature.  The Codification establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  The Codification is effective for interim and annual financial periods ending after September 15, 2009.  We adopted the Codification in the quarter ending September 30, 2009.

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables.  The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables.  Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption.  We are currently assessing the potential effect the adoption of this new guidance will have, if any, on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe the following critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Substantially all of our services are performed for our customers on a contract basis. The three primary types of contracts used are time and materials, cost-type, and fixed-price. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Our Global contract and our PIEP contract are cost plus award fee contracts. Both of these contracts have terms that specify award fee payments that are determined by performance and level of contract activity. Award fees are made during the year a contract modification authorizing the award fee payment is issued subsequent to the period in which the work is performed. We do not recognize award fee income until the fees are certain, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on these contracts will fluctuate from period to period.

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. On design, development and production fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered.

Revenues by contract type for the years ended December 31 were as follows (in thousands):

Contract Type	2009	%	2008	%	2007	%

Time and materials	$761,644	75.1	$759,693	72.8	$388,564	59.5
Cost-type	209,946	20.7	247,857	23.7	220,782	33.8
Fixed-price	43,049	4.2	36,185	3.5	43,818	6.7
	$1,014,639	100.0	$1,043,735	100.0	$653,164	100.0

The increases in time and materials revenues in 2009 and 2008 shown in the table above is primarily attributable to revenues from the CED Army Equipment Support Program, the CED Assured Mobility Systems Program, and other CED task orders. Substantially all of the revenues on these programs result from the pass through of subcontractor support services that have a low profit margin for us.

We will occasionally perform work at risk, which is work performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this “risk funding” as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. We provide for anticipated losses on contracts by a charge to income during the period in which losses are first identified. Revenues recognized in 2009 include approximately $841 thousand for which we had not received formalized funding as of December 31, 2009. We believe that we are entitled to reimbursement and will receive funding for all of this risk funding revenue.

Long-Lived Assets

In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. We perform our annual impairment test as of October 1. The annual impairment assessment requires us to estimate the fair value of our reporting units.  This estimation process involves the use of subjective assumptions.  As of December 31, 2009, we had approximately $1.1 million of goodwill associated with our acquisition of Energetics, approximately $7.7 million of goodwill and intangible assets with indefinite lives associated with our acquisition of ICRC, and approximately $13.2 million of goodwill and intangible assets with indefinite lives associated with our acquisition of G&B. We have not recognized any reduction to the goodwill or indefinite-lived intangibles as a result of the annual impairment tests.

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

Results of Operations

	Revenues
	(dollars in thousands)
	Years ended December 31,

	2009	%	2008	%	2007	%
Federal Group
CED	$440,165	43.4	$587,044	56.2	$293,644	45.0
SED	28,338	2.8	26,520	2.5	36,854	5.6
ELD	79,256	7.8	43,954	4.2	26,158	4.0
FSS	38,079	3.7	7,999	0.8	1,335	0.2
MSD	113	0.0	1,890	0.2	2,700	0.4
Group Total	585,951	57.7	667,407	63.9	360,691	55.2

International Group
GLOBAL	105,464	10.4	81,731	7.8	113,724	17.4
FMD	208,669	20.6	137,655	13.2	112,805	17.3
VCG	1	0.0	635	0.1	1,472	0.2
Group Total	314,134	31.0	220,021	21.1	228,001	34.9

IT, Energy and Management Consulting Group
Energetics	22,482	2.2	19,161	1.8	14,522	2.2
G&B	51,309	5.1	30,664	3.0	-	-
Other	326	-	102	-	-	-
Group Total	74,117	7.3	49,927	4.8	14,522	2.2

Infrastructure Group
ICRC	40,437	4.0	106,380	10.2	49,918	7.7

Other	-	0.0	-	0.0	32	0.0

	$1,014,639	100.0	$1,043,735	100.0	$653,164	100.0

Our revenues decreased by approximately $29 million or 3% for the year ended December 31, 2009 as compared to the prior year. The slight decline in revenues for this period resulted from decreases in revenues in our Federal Group of approximately $81 million and in our Infrastructure Group of approximately $66 million; increases in revenues in our International Group of approximately $94 million; and increases in revenues in our IT, Energy, and Management Consulting Group of approximately $24 million.

Our revenues increased by approximately $391 million or 60% for the year ended December 31, 2008 as compared to the prior year. The primary reason for the increases in revenues for 2008 was additional work associated with our CED R2 Program of approximately $404 million, including increased work on the CED Army Equipment Support Program of approximately $101 million and the CED Assured Mobility Systems Program of approximately $65 million. Additional significant reasons for the increase in our revenues in 2008 are: 1) ICRC is included in our financial results for the full year in 2008 compared to a shorter period in 2007 as a result of the June 2007 acquisition, resulting in an increase in ICRC revenues of approximately $57 million; and 2) the inclusion of revenues of G&B from the April 14, 2008 date of acquisition through year end of approximately $31 million.

	Consolidated Statements of Income
	(dollars in thousands)
	Years ended December 31,

	2009	%	2008	%	2007	%
Revenues	$1,014,639	100.0	$1,043,735	100.0	$653,164	100.0
Contract costs	974,897	96.1	1,011,408	96.9	629,951	96.5
Gross profit	39,742	3.9	32,327	3.1	23,213	3.5
Selling, general and administrative expenses	1,263	0.1	1,193	0.1	905	0.1
Interest income, net	(120)	0.0	(115)	0.0	(699)	(0.1)

Income before income taxes	38,599	3.8	31,249	3.0	23,007	3.5
Provision for income taxes	14,575	1.4	12,209	1.2	8,905	1.4

Net income	$24,024	2.4	$19,040	1.8	$14,102	2.1

Our gross profit dollars increased by approximately $7.4 million or 23% in 2009 as compared to 2008. The increase resulted primarily from: 1) increased profits from revenues in our Federal Group of approximately $3.2 million; 2) increased profits from revenues in our International Group of approximately $4.3 million; 3) increased profits from revenues in our IT, Energy and Management Consulting Group of approximately $4.2 million; and 4) decreased profits from revenues in our Infrastructure Group of approximately $2.5 million.

Our gross profit dollars increased by approximately $9.1 million or 39% in 2008 as compared to 2007. The increases are primarily due to: 1) increased profits of approximately $5 million from the growth of revenues on our R2 program contract; 2) increased profits of approximately $3 million from the inclusion of G&B revenues beginning in April 2008; 3) increased profits of approximately $1.7 million from the inclusion of ICRC revenues in our operating results for the full year in 2008 as compared to only a partial year in 2007.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. As a percentage of revenues, these expenses varied little in 2009 and 2008 as compared to the respective prior years.

We did not have significant borrowing requirements or interest expense in 2009, 2008 or 2007.  Our net interest income increased in 2009 as compared to 2008 as profits from operations and resulting cash surpluses were invested. Our net interest income decreased in 2008 as compared to 2007 due to cash requirements associated with our acquisition of G&B and the growth of other parts of our business.

Provision for Income Taxes

Our effective tax rates were 37.8% for 2009, 39.1% for 2008, and 38.7% for 2007.

Federal Group Results

The following table shows consolidated operating results for our Federal Group (in thousands).

	2009	%	2008	%	2007	%
Revenues	$585,951	100.0	$667,407	100.0	$360,690	100.0
Contract costs	564,628	96.4	649,149	97.3	348,794	96.7
Gross profit	21,323	3.6	18,258	2.7	11,896	3.3
Selling, general and administrative expenses	101	0.0	43	0.0	73	0.0
Interest income, net	(89)	0.0	(379)	(0.1)	(252)	0.0
Income before income taxes	$21,311	3.6	$18,594	2.8	$12,075	3.3

Revenues for our Federal Group decreased approximately $81 million or 12% for the year ended December 31, 2009, as compared to the prior year. The decrease in revenues for 2009 was primarily attributable to a decrease in revenues on the CED Army Equipment Support Program of approximately $265 million. The decrease in revenues was partially offset by an increase in revenues on the RCV Modernization Program of approximately $79 million, an increase in revenues on the CED U.S. Army PM Assured Mobility Systems Program of approximately $52 million, and an increase in revenues of approximately $35 million from ELD’s equipment refurbishment services.

Revenues for our Federal Group increased by approximately $307 million or 85% for the year ended December 31, 2008, as compared to the prior year. A substantial portion of the increase in revenues for 2008 was attributable to an increase in revenues of approximately $293 million associated with work on R2 Program task orders, including an increase in revenues on the CED Army Equipment Support Program of approximately $101 million and an increase in revenues on the CED U.S. Army PM Assured Mobility Systems Program of approximately $65 million. Revenue increases of approximately $18 million from ELD’s equipment refurbishment services also contributed to the revenue increases in this segment in 2008.

Gross profits for our Federal Group increased by approximately $3.1 million or 17% for the year ended December 31, 2009 as compared to the prior year. The increase in gross profits is primarily due to an increase in profits on our ELD equipment refurbishment services of approximately $8.4 million resulting from the increase in ELD revenues and an improvement in the profit margins, and an increase in profits of approximately $2.1 million on the RCV Modernization Program. These increases helped to replace a decrease in profits of approximately $4.7 million due to the completion of the TBPS program in 2008 and the resulting absence of this program from our operating results in 2009, and a decrease in profits of approximately $3.0 million associated with the expiration of the CED Army Equipment Support Program in February 2009. Profit margins also improved in 2009 as compared to the prior year due to an increased level of direct labor generated revenues, primarily in ELD, and a decline in lower margin subcontractor generated revenue in CED.

Gross profits for our Federal Group increased by approximately $6.4 million or 53% for the year ended December 31, 2008, as compared to the prior year. The primary reason for the increased gross profit dollars was increased profits on R2 Program task orders of approximately $5.8 million arising from the increase in R2 Program revenues, including increased profits of approximately $1.9 million on the CED Army Equipment Support Program and increased profits of approximately $700 thousand on the CED U.S. Army PM Assured Mobility Systems Program. Profits from the inclusion of FSS services in our operating results for a full year contributed approximately $ 1.1 million to the increase in gross profits of this segment in 2008. These increases in profits were partially offset by a decline in ELD profits of approximately $500 thousand resulting from losses on work performed during the establishment of a new location in 2008.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our Federal Group’s contracts. As a percentage of revenues, these expenses varied little in 2009 and 2008 as compared to the respective prior years and have not been significant in relation to revenues levels.

The Federal Group realized interest income from cash invested in 2009, 2008, and 2007. During these years, we benefited from efficient cash flow cycles on certain CED task order work.

International Group Results

The following table shows consolidated operating results for our International Group (in thousands).

	2009	%	2008	%	2007	%
Revenues	$314,134	100.0	$220,021	100.0	$228,002	100.0
Contract costs	303,972	96.8	214,146	97.3	220,624	96.8
Gross profit	10,162	3.2	5,875	2.7	7,378	3.2
Selling, general and administrative expenses	157	0.0	46	0.0	67	0.0
Interest expense (income)	436	0.1	110	0.1	(124)	(0.1)
Income before income taxes	$9,569	3.1	$5,719	2.6	$7,435	3.3

Revenues for our International Group increased approximately $94 million or 43% for the year ended December 31, 2009, as compared to the same period for the prior year. The increase in revenues resulted primarily from an increase of approximately $67 million in the level of FMD services provided on engineering and technical services task orders; an increase of approximately $24 million in the level of GLOBAL services, including increased revenues of approximately $10 million to provide support services to the government of Romania; and to an increase in revenues on the CFT Program in 2009 of approximately $14 million. The revenue increases for this period were partly offset by a decrease in revenues on the Treasury Seized Asset Program of approximately $10 million.

Revenues for our International Group decreased by approximately $8 million or 3.5% for the year ended December 31, 2008, as compared to the prior year. Our GLOBAL division had approximately $38 million of 2007 revenues from a ship transfer to India that was completed in 2007, and there was no similar ship transfer in 2008. This resulted in lower GLOBAL revenues and was the primary reason for the decrease in revenues for our International Group in 2008. This decrease was partially offset by increases of approximately $23 million in the level of FMD services provided on engineering and technical services task orders and an increase of approximately $6.5 million in GLOBAL services provided to the country of Taiwan.

Gross Profits for our International Group increased by approximately $4.3 million or 73% for the year ended December 31, 2009, as compared to the prior year. The increase is primarily due to an increase in profits of approximately $2.3 million on the Treasury Seized Asset Program resulting from an increase in incentive fees earned associated with re-negotiated target cost levels; an increase in profits of approximately $621 thousand from the increased level of FMD services provided on engineering and technical services task orders; and an increase in profits of approximately $487 thousand from the increase in revenues on the CFT Program.

Gross Profits for our International Group decreased by approximately $1.5 million or 20% for the year ended December 31, 2008, as compared to the prior year. The decrease in 2008 resulted primarily from a decrease of approximately $1 million in GLOBAL profits due to a reduction in fees earned by GLOBAL as a result of the lower GLOBAL revenues.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on the International Group’s contracts. As a percentage of revenues, these expenses varied little in 2009 and 2008 as compared to the respective prior years and have not been significant in relation to revenues.

Our International Group had net interest expense in 2009 and 2008 and net interest income in 2007. Interest income and expense vary from year to year due to growth in work performed and to normal fluctuations in the billing and collections cycle.

IT, Energy and Management Consulting Group Results

The following table shows consolidated operating results for our IT, Energy and Management Consulting Group (in thousands).

	2009	%	2008	%	2007	%
Revenues	$74,117	100.0	$49,927	100.0	$14,522	100.0
Contract costs	66,344	89.5	45,148	90.4	13,139	90.5
Gross profit	7,773	10.5	4,779	9.6	1,383	9.5
Selling, general and administrative expenses	406	0.5	375	0.8	41	0.3
Interest income, net	(35)	0.0	(198)	(0.4)	(272)	(1.9)
Income before income taxes	$7,402	10.0	$4,602	9.2	$1,614	11.1

Upon our acquisition of G&B in April 2008, G&B became part of this segment. G&B revenues and profits are included in this segment for 12 months in 2009 and 8½ months in 2008. G&B revenues and profits are not included in 2007. The inclusion of G&B’s revenues and profits in this segment for different lengths of time in each year is the primary reason for significant increases to the segment’s revenues and profits in 2009 and 2008.

Revenues for our IT, Energy and Management Consulting Group increased by approximately $24 million for the year ended December 31, 2009, as compared to the prior year. Gross profits for this segment increased by approximately $3.0 million for the year ended December 31, 2009, as compared to the prior year. Approximately $14 million of the revenue increase and $1.4 million of the profit increase is attributable to the inclusion of G&B’s results in this segment for a full year in 2009 as compared to 8½ months in 2008. Approximately $7 million of the revenue increase and $1.2 million of the profit increase is attributable to additional contract awards for G&B and increases in G&B’s employee workforce in 2009. Increases in Energetics’ revenues of approximately $3 million and Energetics profits of approximately $481 thousand also contributed to the increases in this segment in 2009.

Revenues for this segment increased by approximately $35 million for the year ended December 31, 2008, as compared to the prior year. Gross profits for this segment increased by approximately $3.4 million for the year ended December 31, 2008, as compared to the prior year. Approximately $31 million of the revenue increase and $3 million of the profit increase is attributable to the inclusion of G&B’s results in this segment beginning in 2008. Increases in Energetics’ revenues of approximately $4.6 million and Energetics profits of approximately $646 thousand also contributed to the increases in this segment in 2009.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our contracts. The increase in these costs for this segment in 2008 is due to the inclusion of G&B’s results in this segment.

Interest income for our IT, Energy and Management Consulting Group decreased in 2009 and 2008 as compared to the respective prior years as cash surpluses were used to finance the increases in revenues.

Infrastructure Group

The following table shows consolidated operating results for the Infrastructure Group (in thousands).

	2009	%	2008	%	2007	%
Revenues	$40,437	100.0	$106,380	100.0	$49,918	100.0
Contract costs	39,313	97.2	102,131	96.0	46,844	93.8
Gross profit	1,124	2.8	4,249	4.0	3,074	6.2
Selling, general and administrative expenses	148	0.4	154	0.1	310	0.6
Interest income, net	(14)	0.0	(72)	0.0	(44)	0.0
Income before income taxes	$990	2.4	$4,167	3.9	$2,808	5.6

This segment consists of our ICRC subsidiary that we acquired in June of 2007. Revenues decreased by approximately $66 million or 62% for the year ended December 31, 2009, as compared to the prior year. Gross profits for this segment decreased by approximately $3.1 million or 74% for the year ended December 31, 2009, as compared to the prior year.

Certain environmental, technical and weather issues near the site on which ICRC conducts its POA Project work have caused temporary work schedule delays in 2009. These delays have had a negative impact on 2009 revenues and profits, with revenues from the PIEP work decreasing by approximately $54 million and profits from the POA Project decreasing by approximately $2.8 million. The environmental and technical issues are not caused by the work conducted by ICRC, but ICRC must comply with recent changes and delays from environmental restrictions, recent endangered species declarations and delays due to new permit application requirements, recent permit conditions that slow the field work to best mitigate environmental impacts, and the study, review, and approval of certain technical issues by the client prior to moving planned work forward. We have also seen delays in contract actions on proposals pending evaluation by the government.

We have transferred certain work previously performed by ICRC to our other groups to better align the work or the customers served with our longer term corporate level strategies. Specifically, information technology services work has been transferred to our IT, Energy and Management Consulting Group and certain U. S. Army vehicle work has been transferred to our Federal Group. The decreases in our Infrastructure Group’s revenues and profits in 2009 that are not attributable to the decrease in PIEP work are primarily the result of transferring work to our other groups.

Revenues increased by approximately $56 million or 113% for the year ended December 31, 2008, as compared to the prior year. Gross profits for this segment increased by approximately $1.2 million or 38% for the year ended December 31, 2008, as compared to the prior year. The increases in revenues and profits in 2008 are primarily due to the inclusion of ICRC in our operating results for a full year in 2008 as compared to approximately seven months in 2007.

Financial Condition

Our financial condition did not change materially during 2009. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $7.4 million during 2009.

Cash provided by operating activities increased by approximately $1.5 million in 2009 as compared to 2008. An increase of approximately $5 million in cash provided by net income and an increase of approximately $1.4 million from an increase in depreciation and amortization and other non-cash operating activities was offset by a decrease of approximately $1.5 million for the acquisition of a software license and a decrease of approximately $3.4 million due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in our investing activities in 2009 decreased by approximately $18.5 million as compared to 2008. This was primarily due to the acquisition of G&B for which we expended cash at closing of approximately $17.1 million in 2008.

Cash of approximately $6.7 million was used for financing activities in 2009 as compared to cash provided by financing activities of approximately $6.4 million for the same period of 2008. This difference was primarily due to paying down borrowings on our bank loan in 2009 as compared to 2008 when we borrowed to finance our acquisition of G&B.

Our cash and cash equivalents increased by approximately $529 thousand during 2008.

Cash provided by operating activities in 2008 increased by approximately $14.7 million in 2008 as compared to 2007. Approximately $4.9 million of this increase was due to the increase in net income, approximately $6.4 million was due to an increase in depreciation and amortization and other non-cash operating activities and approximately $3.4 million was due to changes in the  levels of working capital components such as receivables, contract inventories, accounts payable, and accrued expenses that are associated with our contract requirements and billing and collections cycle. As described above, these working capital components tend to fluctuate significantly depending on the timing of government services ordered, which has the potential to cause significant increases and decreases in these working capital components.

Cash used in our investing activities in 2008 increased by approximately $8.3 million as compared to 2007. This was due primarily to the higher cost of acquiring G&B in 2008 for approximately $17.1 million compared to the cost of acquiring ICRC in 2007 for approximately $11.6 million, additional payments associated with the cost of acquiring ICRC made in 2008, and to an increased level of investment in property and equipment.

Cash provided by our financing activities in 2008 increased by a net amount of approximately $2.8 million as compared to 2007. This resulted from an increase of approximately $6.6 million in net bank borrowings and a decrease of approximately $3.6 in cash provided by activity associated with our stock incentive plans.

We paid quarterly cash dividends totaling $0.19 per share during 2009. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies. Our acquisitions of ICRC in 2007 and G&B in 2008 required a significant use of our cash. While there are no pending specific additional acquisitions at this time, we continue to seek opportunities for growth through strategic acquisitions.

Our external liquidity consists of a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us as of December 31, 2009 was $50 million and under the loan agreement we may elect to increase the maximum credit availability up to $75 million. The maturity date of the loan agreement is August 26, 2011. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We were using approximately $4.8 million of the loan agreement availability as of December 31, 2009, consisting of letters of credit. We had no revolving loan amounts outstanding as of December 31, 2009. During 2009, the highest outstanding amount was $23.4 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA) and a minimum Fixed Charge Coverage Ratio that we were in compliance with at December 31, 2009.

	Maximum Ratio	Actual Ratio
Leverage Ratio	3.00 to 1	0.11 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.25 to 1	2.93 to 1

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

Contractual Obligations

The following table shows our consolidated contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Operating leases, net of non-cancelable sublease income	$106,283	$10,170	$18,568	$17,923	$59,622
Purchase obligations	1,168	1,168	-	-	-
Total	$107,451	$11,338	$18,568	$17,923	$59,622

Operating lease commitments are primarily for our principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs, including the new 15-year lease agreement we signed during 2009, for the new executive and administrative headquarters beginning in the spring of 2012. We also have some equipment and software leases that are included in these amounts.

Purchase obligations consist primarily of contractual commitments associated with our information technology systems. The table excludes contractual commitments for materials or subcontractor work purchased to perform U.S. Government contracts. Such commitments for materials and subcontractors are reimbursable when used on the contracts, and generally are also reimbursable if a contract is “terminated for convenience” by the government pursuant to federal contracting regulations.

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

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
March 4, 2010

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8,024	$638
Receivables, principally U.S. Government, net	175,185	206,717
Deferred tax assets	2,036	2,297
Other current assets	7,979	10,945
Total current assets	193,224	220,597

Property and equipment, net	24,683	21,484
Intangible assets	9,336	11,176
Goodwill	19,530	17,439
Other assets	7,217	5,270
Total assets	$253,990	$275,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,995	$158,015
Bank notes payable	-	6,676
Accrued expenses	34,069	31,498
Dividends payable	258	229
Total current liabilities	147,322	196,418

Deferred compensation	3,934	2,059
Deferred income taxes	324	404
Other liabilities	1,100	962
Total liabilities	152,680	199,843

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,170,180 and 5,098,542, respectively	258	255
Additional paid-in capital	15,720	13,557
Retained earnings	85,332	62,311
Total stockholders’ equity	101,310	76,123
Total liabilities and stockholders’ equity	$253,990	$275,966

The accompanying notes are an integral part of these balance sheets.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2009	2008	2007

Revenues	$1,014,639	$1,043,735	$653,164
Contract costs	974,897	1,011,408	629,951
Gross profit	39,742	32,327	23,213
Selling, general and administrative expenses	1,263	1,193	905
Interest income, net	(120)	(115)	(699)
Income before income taxes	38,599	31,249	23,007
Provision for income taxes	14,575	12,209	8,905
Net income	$24,024	$19,040	$14,102

Basic earnings per share:	$4.68	$3.75	$2.85

Basic weighted average shares outstanding	5,128,344	5,072,131	4,953,289

Diluted earnings per share:	$4.67	$3.74	$2.82

Diluted weighted average shares outstanding	5,146,347	5,096,186	5,003,675

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in thousands except per share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at
December 31, 2006	4,788	$240	$7,163	$30,833	$38.236
Net income for the year	-	-	-	14,102	14,102
Stock-based compensation	5	-	551	-	551
Exercised stock options	260	13	2,004	-	2,017
Excess tax benefits from share-based payment arrangements	-	-	2,245	-	2,245
Dividends declared ($0.155)	-	-	-	(775)	(775)
Balance at
December 31, 2007	5,053	253	11,963	44,160	56,376

Net income for the year	-	-	-	19,040	19,040
Stock-based compensation (1)	14	1	955	-	956
Exercised stock options	32	1	324	-	325
Excess tax benefits from share-based payment arrangements	-	-	315	-	315
Dividends declared ($0.175)	-	-	-	(889)	(889)
Balance at
December 31, 2008	5,099	255	13,557	62,311	76,123

Net income for the year	-	-	-	24,024	24,024
Stock-based compensation (2)	32	1	1,234	-	1,235
Exercised stock options	39	2	432	-	434
Excess tax benefits from share-based payment arrangements	-	-	497	-	497
Dividends declared ($0.195)	-	-	-	(1,003)	(1,003)
Balance at
December 31, 2009	5,170	$258	$15,720	$85,332	$101,310

(1)  The stock-based compensation amount of $956 for 2008 is based on the  compensation expense included in Contract costs of approximately $1,062, reduced by the tax withholding associated with the 2007 awards issued in March, 2008.

(2)  The stock-based compensation amount of $1,235 for 2009 is based on the compensation expense included in Contract costs of $1,492, reduced by the tax withholding associated with the 2007 and 2008 awards issued in March, 2009.

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$24,024	$19,040	$14,102
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,622	5,437	3,463
(Gain) loss on sale of property and equipment	(157)	10	-
Deferred taxes	558	1,241	(805)
Stock-based compensation	1,235	956	551
Excess tax benefits on stock-based compensation	(497)	(315)	(2,245)
Changes in operating assets and liabilities,
net of impact of acquisitions:
Receivables, net	31,532	(66,928)	(59,141)
Contract inventories	-	-	4,459
Other current assets and noncurrent assets	949	(8,318)	(1,254)
Accounts payable and deferred compensation	(43,145)	65,513	41,812
Accrued expenses	2,126	5,868	7,071
Other liabilities	138	421	235

Net cash provided by operating activities	24,385	22,925	8,248

Cash flows from investing activities:
Purchases of property and equipment	(8,634)	(10,016)	(8,731)
Cash paid for acquired businesses, net of cash acquired	(1,646)	(18,753)	(11,755)

Net cash used in investing activities	(10,280)	(28,769)	(20,486)

Cash flows from financing activities:
Borrowings on loan arrangement	204,649	245,864	9,589
Repayments on loan arrangement	(211,325)	(239,269)	(9,508)
Dividends paid	(974)	(862)	(741)
Excess tax benefits on stock-based compensation	497	315	2,245
Proceeds from the exercise of stock options	434	325	2,017

Net cash (used in) provided by financing activities	(6,719)	6,373	3,602

Net increase (decrease) in cash and cash equivalents	7,386	529	(8,636)
Cash and cash equivalents at beginning of year	638	109	8,745
Cash and cash equivalents at end of year	$8,024	$638	$109

Supplemental cash flow disclosures (in thousands):

	2009	2008	2007

Interest	$119	$214	$6
Income taxes	$15,729	$10,919	$7,139

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

(1)  Nature of Business and Significant Accounting Policies

Nature of Business

The term “VSE,” the “Company,” “us,” “we,” or “our” means VSE and its subsidiaries and divisions unless the context indicates operations on the parent company only.

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. VSE operations consist primarily of diversified program management, logistics, engineering, equipment refurbishment, IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our unincorporated divisions and wholly owned subsidiaries. Our active, unincorporated divisions include GLOBAL Division (“GLOBAL”), formerly known as “BAV Division” or “BAV,” Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), and G&B Solutions, Inc. (“G&B”), acquired in April 2008, are our currently active subsidiaries.  In 2009, our inactive divisions include Coast Guard Division (“VCG”), and Management Sciences Division (“MSD”). All intercompany transactions have been eliminated in consolidation.

Subsequent Events

There were no subsequent events that required recognition or disclosure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, self-insured health claims, and estimated cost-to-complete on certain fixed-price contracts.

Stock-Based Compensation

     We account for share-based awards in accordance with the applicable accounting rules which require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The compensation expense, included in operating expenses, is amortized on a straight-line basis over the requisite service period. See Note 9 for further discussion of our stock-based compensation plans and related activity.

Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.  Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007

Basic weighted average common shares outstanding	5,128,344	5,072,131	4,953,289
Effect of dilutive options	18,003	24,055	50,386
Diluted weighted average common shares outstanding	5,146,347	5,096,186	5,003,675

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of computer equipment and furniture is provided principally by the straight-line method over periods of three to nine years. Depreciation of other equipment is provided principally by the double-declining method over periods of five to ten years. Depreciation of buildings and land improvements is provided principally by the straight-line method over periods of approximately twenty to thirty years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables.  Contracts with the government either as a prime or subcontractor, accounted for approximately 99% of revenues for each of the years ending December 31, 2009, 2008, and 2007. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including assets of the deferred compensation plan and debt, approximate book value.

Revenues

Substantially all of our revenues result from contract services performed for the government or for contractors engaged in work for the government under a variety of contracts. Revenues are considered earned when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Award fee payments on certain cost plus award fee contracts are determined by performance and level of contract activity. We do not recognize award fee income until the fees are fixed or determinable, generally upon contract notification confirming the award fee.

Revenues for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Revenue recognition methods on fixed-price contracts vary depending on the nature of the work and the contract terms. On design, development and production fixed-price contracts revenues are recorded as costs are incurred, using the percentage-of-completion method of accounting. Revenues on fixed-price service contracts are recorded as work is performed. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered.

For design and development contracts, we provide for anticipated losses on contracts, based on total revenue compared to total contract costs, by a charge to income during the period in which losses are first identified. Contract costs include direct and indirect costs, including general and administrative costs, which are considered costs and expenses of contracts.

Revenue related to work performed on contracts at risk, which is work performed at the customer’s request prior to the government formalizing funding, is not recognized until it can be reliably estimated and its realization is probable.

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency.  Our indirect cost rates have been audited and approved for 2005 and prior years with no material adjustments to our results of operations or financial position.  While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, there can be no assurances that the audits of the indirect cost rates for 2009, 2008, 2007 and 2006 will not result in material adjustments to our results of operations or financial position.

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

Deferred Compensation Plans

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan, to provide incentive and reward for our management team based on overall corporate performance.  Deferred compensation plan expense for the years ended December 31, 2009, 2008, and 2007 was approximately $1.7 million, $1.4 million, and $1.1 million, respectively.

Included in other current assets and other assets on the accompanying Consolidated Balance Sheets are assets of the deferred compensation plans which include debt and equity securities recorded at fair value. The fair value of the deferred compensation plan assets was approximately $4.8 million and $3.3 million as of December 31, 2009, and 2008, respectively. Because plan participants are at risk for market value changes in these assets, the liability to plan participants fluctuates with the asset values.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment to be held and used. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that such a review is necessary.  The criteria for determining impairment for such long-lived assets to be held and used are determined by comparing the carrying value of these long-lived assets to our best estimate of future undiscounted cash flows expected to result from the use of the assets. No impairment charges were recorded in the years ended December 31, 2009, 2008, and 2007.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The carrying value of net deferred tax assets is based on assumptions regarding our ability to generate sufficient future taxable income to utilize these deferred tax assets.

In the accompanying Consolidated Statements of Income, we classify interest expense related to unrecognized tax benefits as “Interest income, net” and any penalties in “Selling, general and administrative expenses.”    No interest or penalties related to unrecognized tax benefits were recorded in 2009, 2008 or 2007.

Goodwill and Intangibles

Goodwill and other indefinite-lived assets are not amortized, but are reviewed for impairment annually, or more frequently if potential interim indicators are identified.  We test for impairment using a two-step approach at the reporting unit level by comparing the reporting unit’s carry amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the unit exceeds its estimated fair value, a second step is performed to measure the amount of impairment loss, if any.  Based on the analysis we performed as of October 1, 2009, 2008 and 2007, respectively, we found no impairment in the carrying value of goodwill.

     Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the ICRC and G&B acquisitions (see Note 6).  The contract related intangible assets are amortized on a straight line basis over their estimated useful lives of approximately 5 to 8 years with a weighted average life of approximately 6.2 years as of December 31, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”), which establishes the Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative nongovernmental U.S. GAAP, effective July 1, 2009.  The Codification supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related literature.  The Codification establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  The Codification is effective for interim and annual financial periods ending after September 15, 2009.  We adopted the Codification in the quarter ending September 30, 2009.

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables.  The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables.  Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption.  We are currently assessing the potential effect the adoption of this new guidance will have, if any, on our financial statements.

(2)  Receivables

The components of receivables as of December 31, 2009 and 2008, were as follows (in thousands):
	2009	2008

Billed	$50,410	$70,044
Unbilled:
Government retainage	13	76
Subcontract retainage	-	3,372
Other (principally December work billed in January	124,762	133,225
Total receivables, net	$175,185	$206,717

The “Unbilled: Other” includes certain costs for work performed at risk but which we believe will be funded by the government.  Amounts not currently funded included in “Unbilled: Other” were approximately $841 thousand and $1.0 million as of December 31, 2009, and 2008, respectively.

The following table summarizes activity in the allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts	Balance at Beginning of Year	Deductions	Charged to Costs and Expenses	Balance at End of Year

Year ended December 31, 2009	$-	$92	$92	$-
Year ended December 31, 2008	$11	$11	$-	$-
Year ended December 31, 2007	$14	$3	$-	$11

(1) Write-offs and settlements

(3)  Other Current Assets and Other Assets

At December 31, 2009 and 2008, other current assets primarily consisted of vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses, deferred compensation plan assets and prepaid maintenance agreements.

At December 31, 2009 and 2008, other assets primarily consisted of deferred compensation plan assets and cash surrender value of life insurance policies.  In addition, at December 31, 2009, other assets included an acquired software license.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008

Computer equipment	$14,323	$9,553
Furniture, fixtures, equipment and other	12,108	10,459
Leasehold improvements	5,968	4,699
Buildings and building improvements	6,573	6,564
Land and land improvements	3,084	3,085
	42,056	34,360
Less accumulated depreciation and amortization	(17,373)	(12,876)
Total property and equipment, net	$24,683	$21,484

Depreciation and amortization expense for property and equipment for the years ended December 31, 2009, 2008 and 2007 was approximately $5.6 million, $3.6 million and $2.6 million, respectively.

(5)  Acquisitions

G&B Solutions, Inc.

On April 14, 2008, we acquired all of the capital stock of G&B.  G&B’s core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT servicers and systems design and integration.  Cash paid at closing for G&B was approximately $19.5 million, including approximately $650 thousand of prepaid retention bonuses that were expensed in the post-acquisition period as the affected employees provided services, less approximately $600 thousand for certain closing adjustments.  We also incurred approximately $200 thousand of direct acquisition costs consisting of legal, accounting and other fees.

Under the terms of the acquisition, we are required to make additional payments of up to $4.2 million over a three year post-closing period if G&B achieves certain financial performance targets. The first earn-out payment period ended on March 31, 2009 and resulted in a $1.4 million cash payment to the seller in the second quarter which was recorded as goodwill. The subsequent earn-out payment periods are April 1, 2009 to March 31, 2010 and April 1, 2010 to March 31, 2011.  If earned and paid, such additional purchase price consideration will be recorded as goodwill on the consolidated balance sheet.  Additionally, $212 thousand was paid and recorded as goodwill during the second quarter of 2009 for taxes related to the Internal Revenue Code Section 338(h)(10) election for the G&B acquisition. The results of G&B’s operations are included in the accompanying consolidated financial statements beginning as of April 14, 2008.

Integrated Concepts and Research Corporation

On June 4, 2007, we acquired all of the capital stock of ICRC.  ICRC’s core expertise lies in engineering and transportation infrastructure, information technology, advance vehicle technology, aerospace, engineering and transportation infrastructure.

Cash paid at closing for ICRC was approximately $11.8 million. Potential additional cash payments of up to approximately $5.8 million are contingent on meeting certain financial targets during the first six years after the June 2007 acquisition related to the earn-out provisions of the agreement.

Based on ICRC’s performance for the 2008 and 2007 earn-out periods, approximately $1.6 million and $557 thousand, respectively, was paid to the seller and recorded as goodwill.  Additional goodwill of approximately $445 thousand was recorded as of December 31, 2009 for the earn-out payment that will be made to the seller as a result of achievement of the specified earnings target in 2009.  The results of ICRC’s operations are included in the accompanying consolidated financial statements beginning as of June 4, 2007.

(6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):
	IT, Energy and Management Consulting	Infrastructure	Total

Balance as of December 31, 2007	$1,054	$4,174	$5,228
Goodwill recorded during the year	10,587	-	10,587
Contingent consideration earned	-	1,624	1,624
Balance as of December 31, 2008	11,641	5,798	17,439
Contingent consideration earned	1,400	445	1,845
Tax payments and other	246	-	246
Balance as of December 31, 2009	$13,287	$6,243	$19,530

     Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the ICRC and G&B acquisitions (see Note 5). Intangible assets not subject to amortization consist of trade names of approximately $2.4 million as of December 31, 2009 and 2008.  Amortization of contract-related intangible assets was approximately $1.8 million, $1.6 million and $600 thousand for the years ended December 31, in 2009, 2008 and 2007, respectively.

Amortizable intangible assets were comprised of the following (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Contract-related intangible assets as of December 31, 2009	$10,954	$4,048	$6,906

Contract-related intangible assets as of December 31, 2008	$10,954	$2,208	$8,746

Future expected amortization expense of the contract related intangible asset is as follows for the years ending December 31, (in thousands):

Amortization Expense
2010	$1,840
2011	1,840
2012	1,840
2013	708
2014	479
Thereafter	199
Total	$6,906

(7)  Bank Notes Payable

We have a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us as of December 31, 2009 was $50 million and includes a provision whereby we may elect to increase the maximum credit availability to a total of $75 million. The maturity date of the loan agreement is August 26, 2011. From time to time we may request changes in the amount, maturity date, or other terms and the banks may amend the loan to accommodate our request. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $4.8 million and $1.35 million of letters of credit outstanding as of December 31, 2009 and 2008, respectively. We had no revolving loan amounts outstanding as of December 31, 2009. As of December 31, 2008, revolving loan amounts outstanding were approximately $6.7 million. Interest expense incurred on revolving loan borrowings was approximately $117 thousand for the year ended December 31, 2009 and approximately $216 thousand for the year ended December 31, 2008.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Under the terms of the loan agreement, we have agreed to maintain a $600 thousand compensating balance with one of the banks. As of December 31, 2009 we have not been notified by the banks, nor are we aware, of any defaults under the loan agreement. We were in compliance with the covenants at December 31, 2009.

(8)  Accrued Expenses

Accrued expenses consisted primarily of accrued compensation and benefits of approximately $28.9 million and $22.7 million as of December 31, 2009 and 2008, respectively.  The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(9) Stock-Based Compensation Plans

(a)  Restricted Stock Plan

     On January 2, 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan (the “2006 Plan”) for its directors, officers and other employees.  Under the provisions of the 2006 Plan, we are authorized to issue 250,000 shares of our common stock.  The Compensation Committee is responsible for the administration of the 2006 Plan.  The Compensation Committee determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award.  These terms will be included in award agreements between us and the recipients of the award.  As of December 31, 2009, 197,487 restricted shares were available for grant under this plan.

On January 2, 2009, we awarded 6,300 shares of restricted stock to our non-employee directors under the 2006 Restricted Stock Plan.  The grant-date fair value of these restricted stock grants was $39.81 per share. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $251 thousand during the first quarter of 2009.

On January 2, 2008, we awarded 3,500 shares of restricted stock to our non-employee directors under the 2006 Restricted Stock Plan.  The grant-date fair value of these restricted stock grants was $47.92 per share. The shares issued vested immediately and could not be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $168 thousand during the first quarter of 2008.

On January 2, 2009, January 3, 2008 and January 2, 2007, we notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on our financial performance for the fiscal years 2009 (the “2009 Awards”), 2008 (the “2008 Awards”), and 2007 (the “2007 Awards”), respectively.  Vesting of each award occurs one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2010 for the 2009 Awards.   The date of award determination for the 2008 Awards and 2007 Awards was March 3, 2009 and March 3, 2008, respectively. On each vesting date, 100% of the vested award is paid in our shares.   The number of shares issued is based on the fair market value of our common stock on the vesting date.  The earned amount is expensed ratably over the vesting period of approximately three years. On March 2, 2009, the employees eligible for the 2008 Awards and 2007 Awards received 23,538 shares of common stock.  The grant-date fair value of these awards was $21.17 per share.

On April 28, 2009, an executive received 989 shares of common stock based on the vesting schedule of the award issued on April 22, 2008.  The fair value of this award was $34.30 per share at the time of the award.

The stock-based compensation amount of approximately $1.2 million and approximately $1 million shown on the accompanying statements of cash flows for the years ended December 31, 2009 and 2008, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued.

We have recognized approximately $1.2 million, $700 thousand, and $278 thousand in expense related to the awards to employees described above for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, there was approximately $1.5 million of unrecognized compensation costs related to these restricted stock awards which we expect to recognize over the next 26 months.

(b)  Stock Option Plans

On December 30, 2005, our Board of Directors (the "Board") directed us to discontinue awarding options, both discretionary and nondiscretionary under our 1998 Stock Option Plan (the “1998 Plan”) and our 2004 Stock Option Plan approved by our stockholders on May 3, 2005 (the "2004 Plan").  The 1998 Plan terminated on May 6, 2008 and no options issued remain outstanding.

As of December 31, 2009, no options issued under the 2004 Plan for VSE common stock remain outstanding. Each option granted under the 2004 Plan was issued at the fair market value of our common stock on the date of grant.

Information with respect to the number of shares under stock options is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	73,500	$11.53
Granted	-	-
Exercised	(32,000)	$10.07
Forfeited	-	-
Terminations	-	-
Outstanding at January 1, 2009	41,500	$12.59
Granted	-	-
Exercised	(41,500)	$12.59
Forfeited	-	-
Terminations	-	-
Outstanding at December 31, 2009	-	$-

The total intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $1.3 million, $819 thousand and $5.8 million, respectively.  The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 was approximately $1.1 million. All options outstanding as of December 31, 2008 and December 31, 2007 were fully vested as of December 31, 2007.  The total fair value of shares vested during the year ended December 31, 2007 was approximately $1.7 million. At December 31, 2009, there was no unrecognized compensation cost related to nonvested stock options.

(c) Stock-Based Compensation Expense

     Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, was included in the following line items on the accompanying statements of income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Contract costs	$1,492	$1,062	$370
Selling, general and administrative expenses	-	-	181
Total pre-tax stock-based compensation Included in income before income taxes	1,492	1,062	551
Income tax benefit recognized for stock-based compensation	(565)	(408)	(212)
Total stock-based compensation expense, net of income tax benefit	$927	$654	$339

(10)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions.  We have substantially concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2005.

We file consolidated federal income tax returns that include all of our subsidiaries.  The components of the provision for income taxes for the years ended December 31, 2009, 2008, and 2007 are as follows (in thousands):

	2009	2008	2007

Current
Federal	$12,075	$9,061	$8,326
State	1,942	1,907	1,384
	14,017	10,968	9,710
Deferred
Federal	622	1,284	(702)
State	(64)	(43)	(103)
	558	1,241	(805)
Provision for income taxes	$14,575	$12,209	$8,905

The differences between the amount of tax computed at the federal statutory rate of 35% for 2009, 2008 and 2007, and the provision for income taxes for 2009, 2008, and 2007 are as follows (in thousands):

	2009	2008	2007
Tax at statutory federal income tax rate	$13,509	$10,937	$8,053
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,230	1,211	833
Permanent differences, net	64	61	19
Other, net	(228)	-	-
Provision for income taxes	$14,575	$12,209	$8,905

Our deferred tax assets and liabilities as of December 31, 2009 and 2008, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):

	2009	2008

Current deferred tax assets	$3,353	$2,816
Current deferred tax liabilities	(1,317)	(519)
Net current deferred tax assets	2,036	2,297
Noncurrent deferred tax assets	3,147	2,198
Noncurrent deferred tax liabilities	(3,420)	(2,527)
Valuation allowance	(51)	(75)
Net noncurrent deferred tax liabilities	(324)	(404)
Net deferred tax assets	$1,712	$1,893

As of December 31, 2009 and 2008, we had valuation allowances of approximately $51 thousand and $75 thousand, respectively, against certain deferred tax assets, which consisted solely of realized capital losses on investments in our deferred supplemental compensation plan. The valuation allowance is based on limited unrealized capital gains within the portfolio and the uncertainty of the future gains due to the current stock market.

We will continue to evaluate our valuation allowance position on a regular basis.  To the extent that we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period such determination is made for the reversal of the valuation allowance.

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2009 and 2008, are as follows (in thousands):

	2009	2008

Gross deferred tax assets
Deferred compensation and accrued paid leave	$4,139	$3,242
Restricted stock expense	430	280
Accrued expenses	828	568
Reserve for contract and other disallowances	231	204
Stock option expense	-	52
Retainage	3	3
Total gross deferred tax assets	5,631	4,349
Less valuation allowance	(51)	(75)
Net gross deferred tax assets	$5,580	$4,274
Gross deferred tax liabilities
Depreciation	(2,561)	(1,721)
Deferred revenues	(927)	(417)
Intangible assets	(380)	(243)
Total gross deferred tax liabilities	(3,868)	(2,381)
Net deferred tax assets	$1,712	$1,893

(11)  Commitments and Contingencies

(a)  Leases and Other Commitments

We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and fifteen years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index.  Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms.  Lease payments for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	Lease Payments	Sublease Income	Net Expense

2009	$12,546	$782	$11,764
2008	$10,378	$709	$9,669
2007	$7,180	$981	$6,199

Future minimum annual non-cancelable commitments as of December 31, 2009 are as follows (in thousands):

	Lease Commitments	Sublease Income	Net Commitments

2010	$10,628	$459	$10,169
2011	9,190	477	8,713
2012	10,352	497	9,855
2013	9,530	169	9,361
2014	8,563	-	8,563
Thereafter	59,622	-	59,622
Total	$107,885	$1,602	$106,283

The future minimum annual non-cancelable commitments above includes our 15-year lease commitment under our agreement to lease a new building with approximately 95,000 square feet of office space that will serve as our new executive and administrative headquarters beginning in the spring of 2012.

(b)  Contingencies

We have, in the normal course of business, certain claims against us and against other parties.  In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

(12)  Business Segments and Customer Information

Segment Information

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, and the Infrastructure Group. These segments operate  under separate management teams and financial information is produced for each segment.  The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by the accounting standard for segment reporting and meet the aggregation of operating segments criteria.  We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

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

IT, Energy and Management Consulting Group – The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group consists of Energetics and, upon acquisition in April 2008, G&B.

Infrastructure Group – The Infrastructure Group is engaged principally in providing diversified technical and management services to the government, including transportation infrastructure services and aerospace services.  This group consists of ICRC.

Our segment information is as follows (in thousands):

For the years ended December 31,
	2009	2008	2007

Revenues
Federal Group	$585,951	$667,407	$360,690
International Group	314,134	220,021	228,002
IT, Energy and Management Consulting Group	74,117	49,927	14,522
Infrastructure Group	40,437	106,380	49,918
Corporate	-	-	32
Total revenues	$1,014,639	$1,043,735	$653,164

Income before income taxes:
Federal Group	$21,311	$18,594	$12,075
International Group	9,569	5,719	7,435
IT, Energy and Management Consulting Group	7,402	4,602	1,614
Infrastructure Group	990	4,167	2,808
Corporate	(673)	(1,833)	(925)
Income before income taxes	$38,599	$31,249	$23,007

Interest (income) expense
Federal Group	$(89)	$(379)	$(252)
International Group	436	110	(124)
IT, Energy and Management Consulting Group	(35)	(198)	(272)
Infrastructure Group	(14)	(72)	(44)
Corporate	(418)	424	(7)
Total interest (income) expense	$(120)	$(115)	$(699)

Depreciation and amortization expense:
Federal Group	$4,008	$2,242	$1,514
International Group	1,211	967	890
IT, Energy and Management Consulting Group	1,168	877	184
Infrastructure Group	1,235	1,351	875
Total depreciation and amortization	$7,622	$5,437	$3,463

Capital expenditures:
Federal Group	$2,898	$5,941	$6,401
International Group	427	1,248	332
IT, Energy and Management Consulting Group	268	419	75
Infrastructure Group	161	247	34
Corporate	4,880	2,161	1,889
Total capital expenditures	$8,634	$10,016	$8,731

As of December 31,
Total assets:
Federal Group	$125,040	$145,786	$74,204
International Group	38,994	47,331	49,438
IT, Energy and Management Consulting Group	19,543	17,258	3,860
Infrastructure Group	9,438	17,933	14,885
Corporate	60,975	47,658	29,384
Total assets	$253,990	$275,966	$171,771

Revenues are net of inter-segment eliminations.  Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments.  Corporate assets are primarily cash and property and equipment.

Customer Information

We are engaged principally in providing engineering, design, logistics, management and technical services to the government, other government prime contractors, and commercial entities. The largest customer for our services is the DoD, including agencies of the U.S. Army, Navy, and Air Force. Our revenue by customer is as follows for the years ended December 31, (in thousands):

Customer	2009	%	2008	%	2007	%
U.S. Army/Army Reserve	$555,238	54.7	$625,237	59.9	$344,296	52.7
U.S. Navy	271,189	26.7	195,792	18.8	189,534	29.0
U.S. Air Force	13,839	1.4	10,720	1.0	4,628	0.7
Total - DoD	840,266	82.8	831,749	79.7	538,458	82.4

Department of U.S. Treasury	47,676	4.7	57,021	5.5	55,020	8.4
Department of Transportation	35,722	3.5	89,873	8.6	30,977	4.7
Department of Interior	29,275	2.9	19,156	1.8	1,053	0.2
Department of Energy	16,111	1.6	12,812	1.2	10,537	1.6
Other government	42,670	4.2	29,748	2.9	11,427	1.8
Total – Federal Civil Agencies	171,454	16.9	208,610	20.0	109,014	16.7

Commercial	2,919	0.3	3,376	0.3	5,692	0.9

Total	$1,014,639	100.0	$1,043,735	100.0	$653,164	100.0

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

(13)  Capital Stock

Common Stock

Our common stock has a par value of $0.05 per share.  Proceeds from the issue of the common stock that is greater than $0.05 per share is credited to additional paid in capital.  Holders of common stock are entitled to one vote per common share held on all matters voted on by our stockholders.  Stockholders of record are entitled to the amount of dividends declared per common share held.

(14)  ESOP/401(k) Plan and Profit Sharing Plan

We have an ESOP/401(k), the VSE Corporation ESOP/401(k) Plan (the “Plan”), that allows employees meeting certain age and service requirements to contribute a portion of their salary to certain investment trusts. Under the terms of the plan, employer 401(k) contributions are made on behalf of the eligible employee participants based on the employees’ 401(k) payroll deferrals. Effective January 1, 2007, the Plan was amended to incorporate the Safe Harbor method of meeting nondiscrimination requirements of the Internal Revenue Code.  Beginning with the 2007 plan year, the employer contribution is equal to 100% of the employee deferral on the first 3% of the employee pay deferred and 50% of the employee deferral on the next 2% of the employee pay deferred. Our expense associated with the Plan for the years ended December 31, 2009, 2008, and 2007 was approximately $2.7 million, $1.9 million, and $1.4 million, respectively.

In 2008, we decided that employees should have an opportunity to diversify their 401(k) accounts held in the Plan beginning with our 2008 Plan year. In January 2008, employees were notified that they may elect to transfer any portion of their 401(k) accounts that is invested in VSE common stock from that investment into another investment alternative under the Plan. This right extends to all of the VSE common stock held under the 401(k) portion of the Plan. In addition, we decided to terminate and liquidate the ESOP portion of the Plan and, as elected by the employees, either distribute  VSE common stock held in the ESOP accounts to the employees or rollover such VSE common stock into an Individual Retirement Account or employee plan selected by the employee. ESOP shares were distributed to employees in the third quarter of 2008. The Plan held 54,475 shares and 95,499 shares of VSE common stock as of December 31, 2009 and 2008, respectively.  Such shares receive dividend payments and are included in the weighted average shares for earnings per share calculations.

Energetics maintains a profit sharing plan for its employees.  All employees who have completed two years of service are members of the profit sharing plan. At our discretion, we may make contributions to the Energetics plan. Total expense for the years ended December 31, 2009, 2008, and 2007 was $190 thousand, $240 thousand, and $227 thousand, respectively.

ICRC sponsors a 401(k) profit sharing plan covering all ICRC regular status employees.  To be eligible to participate in the ICRC plan, an employee must have completed one month of service with ICRC.  The discretionary employer contributions are immediately vested.  Amounts charged to operations for employer contributions for the years ended December 31, 2009, 2008 and the post-acquisition period of 2007 were approximately $222 thousand, $286 thousand and $378 thousand, respectively.

G&B maintains a defined contribution retirement plan, established under the provisions of Internal Revenue Code Section 401(k), covering substantially all employees.  Participants may make voluntary contributions up to the maximum amount allowable by law.  We match a percentage of the amount contributed by each participant to comply with safe harbor methods.  At its discretion, we may make an additional profit sharing contribution for participants who have completed one year of service.  The amount charged to operations for employer contributions for 2009 and the post acquisition period of April 14, 2008 through December 31, 2008 was approximately $554 thousand and $334 thousand, respectively.

(15)  Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expends disclosures about fair value measurements.  The standard is applicable whenever assets and liabilities are measured at fair value.

The fair-value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

Included in other current assets and other long-term assets as of December 31, 2009 and 2008 is approximately $4.8 million and $3.3 million, respectively, of investments we hold in a rabbi trust related to the deferred supplemental compensation plan.  We determined the fair value of these assets and corresponding liability using the Level 1 methodology.  We have an offsetting deferred compensation liability for this plan in long-term liabilities.  As such, we do not have income statement volatility as a result of fluctuations in the value of the plan’s investments. In the first quarter of 2009, we adopted the provision of the accounting standard for fair value as it relates to non-financial assets and liabilities that are recorded at fair value on a non-recurring basis.  The impact of this adoption was not material.

(16)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2009 and 2008, in thousands, except earnings per share:

	2009 Quarters

	1st	2nd	3rd	4th

Revenues	$240,455	$255,109	$263,068	$256,007
Gross profit	$7,646	$10,669	$12,924	$8,503
Net income	$4,640	$6,442	$7,726	$5,216
Basic earnings per share	$0.91	$1.26	$1.51	$1.02
Weighted average shares outstanding	5,112	5,130	5,132	5,138
Diluted earnings per share	$0.91	$1.25	$1.50	$1.01
Weighted average shares outstanding	5,127	5,143	5,146	5,169

The increase in profitability during the third quarter of 2009 was primarily attributable to the conclusion of negotiations on our Treasury Seized Asset Program that finalized target cost levels for the fiscal year ending September 30, 2009. This allowed us to recognize incentive fees in the third quarter of 2009 on all of our work performed during the government’s fiscal year ended September 30, 2009. We recognized pretax income on this program in the third quarter of 2009 of approximately $3.3 million, primarily due to this incentive fee recognition.

	2008 Quarters

	1st	2nd	3rd	4th

Revenues	$188,723	$251,688	$306,811	$296,513
Gross profit	$5,907	$8,049	$9,021	$9,350
Net income	$3,598	$4,769	$5,309	$5,364

Basic earnings per share	$0.71	$0.94	$1.05	$1.05
Weighted average shares outstanding	5,059	5,066	5,076	5,088

Diluted earnings per share	$0.71	$0.94	$1.04	$1.05
Weighted average shares outstanding	5,087	5,095	5,100	5,104

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

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Annual Report on Form 10-K.

Change in Internal Controls

     During the fourth quarter of fiscal year 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VSE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, VSE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

McLean, VA
March 4, 2010

ITEM 9B.Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2009 in respect to the Annual Meeting of VSE’s stockholders (the “Proxy Statement”) scheduled to be held on May 4, 2010.

ITEM 10.   Directors, Executive Officers and Corporate Governance

See Item 4 under the caption “Executive Officers of the Registrant,“ and the remaining information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 11.   Executive Compensation

The information required by this Item is incorporated by reference to  the Proxy Statement.

ITEM 12.   Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters

Except for the “Equity Compensation Plan Information” disclosed in Item 5(d) above, the information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.   Certain Relationships and Related Transactions, and Director
           Independence

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

1.Financial Statements

The consolidated financial statements are listed under Item 8 of this Form 10-K.

2.Supplemental Financial Statement Schedules

Schedules not included herein have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements or notes to the consolidated financial statements.

3.Exhibits

See “Exhibit Index” hereinafter contained and incorporated by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSE CORPORATION

Date: March 3, 2010	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive Officer, President and	March 3, 2010
Maurice A. Gauthier	Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President and Chief Financial Officer	March 3, 2010
Thomas R. Loftus	(Principal Financial and Accounting Officer)

/s/ Donald M. Ervine	Chairman	March 3, 2010
Donald M. Ervine

/s/ Clifford M. Kendall	Director	March 3, 2010
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 3, 2010
Calvin S. Koonce

/s/ James F. Lafond	Director	March 3, 2010
James F. Lafond

/s/ David M. Osnos	Director	March 3, 2010
David M. Osnos

/s/ Jimmy D. Ross	Director	March 3, 2010
Jimmy D. Ross

/s/ Bonnie K. Wachtel	Director	March 3, 2010
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 3, 2010
Ralph E. Eberhart

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

2.1
Plan of acquisition, reorganization, arrangement, liquidation or succession Share Purchase Agreement, dated as of June 4,2007, by and among VSE Corporation, Koniag, Inc., Koniag Development Corporation, Nancy Ellen Lexo Living Trust, James W. Lexo, Jr., and Integrated Concepts and Research Corporation (Exhibit 2.1 to Form 8-K dated June 4, 2007)
*
2.2
Share Purchase Agreement, dated as of April 14, 2008,by and among VSE Corporation, Linda Kay Berdine Revocable Trust, Linda K. Berdine and G&B Solutions, Inc. (Exhibit 2.1 to Form 8-K dated April 14, 2008)
*
3.1	Certificate of incorporation and by-laws Restated Certificate of Incorporation of VSE Corporation dated as of February 6, 1996 (Exhibit 3.2 to Form 10-K405 dated March 25, 1996)	*
3.2	By-Laws of VSE Corporation as amended through December 17, 2008 (Exhibit 3.1 to Form 8-K dated December 17, 2008)	*
4.1
Instruments defining the rights of security holders,  including indentures
  Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to Registration Statement No. 2-83255 dated April 22, 1983 on Form S-2)
* +
10.1	Material contracts
10.2	Employment Agreement dated as of March 10, 2004, by and between VSE Corporation and Thomas G.Dacus (Exhibit 10.1 to Form 10-Q dated April 28, 2004)	* +
10.3	Employment Agreement dated as of July 1, 2004, by and between VSE Corporation and Thomas R. Loftus (Exhibit 10.1 to Form 10-Q dated July 30, 2004)	* +
10.4	Employment Agreement dated as of April 22, 2008, by and between VSE Corporation and Maurice G. Gauthier (Exhibit 10.1 to Form 8-K dated April 22, 2008)	* +
10.5	Transition Agreement dated as of April 22, 2008, by and between VSE Corporation and Donald M. Ervine (Exhibit 10.2 to Form 8-K dated April 22, 2008)	* +
10.6	Severance and Mutual Protection Agreement dated as of November 7, 2008 by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.3 to Form 10-K dated March 3, 2009)	* +
10.7	Statement of Amendment Number One to the Transition agreement, dated December 30,2008 between VSE Corporation and Donald M. Ervine (Exhibit 10.1 to Form 8-K dated January 6, 2009)	* +

10.8	Statement of Amendment Number Two to the Transition Agreement, dated December 31, 2008, between VSE Corporation and Donald M. Ervine (Exhibit 10.2 to Form 8-K dated January 6, 2009)	* +
10.9
Business Loan and security Agreement dated August 26, 2009 among VSE Corporation, Energetics Incorporated, VSE Services International, Inc., Integrated Concepts and
  Research Corporation, G&B Solutions, Inc., Citizens Bank of Pennsylvania and Suntrust Bank (Exhibit 10.1 to Form 8-K dated August 26, 2009)
* +
10.10	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	* +
10.11	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +
10.12	VSE Corporation 2004 Stock Option Plan (Appendix B to Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
10.13	VSE Corporation 2004 Non-employee Directors Stock Plan (Appendix C to Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
13.1	Annual report to security holders, Form 10-Q or selected quarterly data	Exhibit 13
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
99.1
Audit Committee Charter (as adopted by the Board Of Directors of VSE Corporation on March 9, 2004)(Appendix A to Registrant’s definitive proxy statement for the Annual Meeting of
  Stockholders held on May 3, 2004)
*

*Document has been filed as indicated and is incorporated by reference herein.
+Indicates management contract or compensatory plan or arrangement.