Form 10-Q
period 2010-03-31
VSE CORP
filed 2010-04-30
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

Commission file number 0-3676

VSE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-0649263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 Huntington Avenue, Alexandria, VA 22303-1499 (703/960-4600)
(Address and telephone number of principal executive offices)

www.vsecorp.com
(webpage)

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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of April 30, 2010:  5,191,213.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation (“VSE,” the “Company,” “us,” “our,” or “we”) results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” contained in VSE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010.

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to its Annual Report on Form 10-K and any Current Reports on Form 8-K we file.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,188	$8,024
Receivables, principally U.S. Government, net	154,209	175,185
Deferred tax assets	1,586	2,036
Other current assets	8,113	7,979
Total current assets	166,096	193,224

Property and equipment, net	24,035	24,683
Intangible assets	8,877	9,336
Goodwill	20,930	19,530
Other assets	7,598	7,217
Total assets	$227,536	$253,990

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,877	$112,995
Accrued expenses	28,849	34,069
Dividends payable	260	258
Total current liabilities	115,986	147,322

Deferred compensation	4,011	3,934
Deferred income taxes	182	324
Other liabilities	1,106	1,100
Total liabilities	121,285	152,680

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,191,213 and 5,170,190, respectively	260	258
Additional paid-in capital	15,521	15,720
Retained earnings	90,470	85,332
Total stockholders’ equity	106,251	101,310
Total liabilities and stockholders’ equity	$227,536	$253,990

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months
	ended March 31,
	2010	2009

Revenues	$228,176	$240,455

Contract costs	219,227	232,809

Selling, general and administrative expenses	298	202

Operating income	8,651	7,444

Interest income, net	5	59

Income before income taxes	8,656	7,503

Provision for income taxes	3,258	2,863

Net income	$5,398	$4,640

Basic earnings per share:	$1.04	$0.91

Basic weighted average shares outstanding	5,180,410	5,112,356

Diluted earnings per share:	$1.04	$0.91

Diluted weighted average shares outstanding	5,180,410	5,126,629

Dividends declared per share	$0.050	$0.045

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the three months
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,398	$4,640
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	2,152	1,633
Loss (gain) on sale of property and equipment	3	(147)
Deferred taxes	308	(156)
Stock-based compensation	205	294
Changes in operating assets and liabilities:
Receivables, net	20,976	(15,299)
Other current assets and noncurrent assets	(544)	1,028
Accounts payable and deferred compensation	(26,041)	402
Accrued expenses	(6,577)	(3,818)
Other liabilities	6	132

Net cash used in operating activities	(4,114)	(11,291)

Cash flows from investing activities:
Purchases of property and equipment	(1,019)	(2,484)
Contingent consideration payments	(445)	(1,624)

Net cash used in investing activities	(1,464)	(4,108)

Cash flows from financing activities:
Borrowings on loan arrangement	56,808	75,490
Repayments on loan arrangement	(56,808)	(60,342)
Dividends paid	(258)	(229)

Net cash (used in) provided by financing activities	(258)	14,919

Net decrease in cash and cash equivalents	(5,836)	(480)
Cash and cash equivalents at beginning of period	8,024	638
Cash and cash equivalents at end of period	$2,188	$158

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Our operations consist primarily of logistics, engineering, equipment refurbishment, IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (the “government”) agencies and other government prime contractors.

Our active divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our currently active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), and G&B Solutions, Inc. (“G&B”).

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We have elected to change the presentation of the accompanying Consolidated Statements of Income to report “operating income” instead of “gross profit.”  This change did not impact the amounts reported in the accompanying consolidated statement of income for the three months ended March 31, 2009.

Subsequent Events

There were no subsequent events that required recognition or disclosure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates affecting the financial statements include accruals for contract disallowance reserves, self-insured health claims and estimated cost-to-complete on firm fixed-price contracts.

(2) Bank Notes Payable

We have a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us as of March 31, 2010 was $50 million and includes a provision whereby we may elect to increase the maximum credit availability to a total of $75 million. The maturity date of the loan agreement is August 26, 2011. From time to time we may request changes in the amount, maturity date, or other terms and the banks

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

may amend the loan to accommodate our request. The amount of credit available to  us  under the loan agreement is subject to certain conditions,  including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $4.9 million and $4.8 million of letters of credit outstanding as of March 31, 2010 and December 31, 2009, respectively. We had no revolving loan amounts outstanding as of March 31, 2010 and December 31, 2009. Interest expense incurred on revolving loan borrowings for the three months ended March 31, 2010 and March 31, 2009 was approximately $32 thousand and $54 thousand, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Under the terms of the loan agreement, we have agreed to maintain a $600 thousand compensating balance with one of the banks. As of March 31, 2010 we have not been notified by the banks, nor are we aware, of any defaults under the loan agreement. We were in compliance with the covenants as of March 31, 2010.

(3) Stock-based Compensation

Restricted Stock

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performance for the respective calendar years. On March 2, 2010, the employees eligible for the restricted stock awards based on the financial performance of 2007, 2008 and 2009, received 16,123 shares of common stock.

In January of every year since 2007, we also have awarded shares of restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. On January 2, 2010, the non-employee Directors received 4,900 shares of common stock.

The compensation expense related to all restricted stock awards discussed above and included in contract costs for the three months ended March 31, 2010 and 2009 was approximately $495 thousand and $535 thousand, respectively.

The stock-based compensation amount of approximately $205 thousand and $294 thousand shown on the accompanying statements of cash flows for the three months ended March 31, 2010 and 2009, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the three months ended March 31, 2010 and 2009, respectively.

(4) Earnings Per Share

Basic earnings per share (“EPS”) has been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Diluted EPS has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.  Potentially dilutive common shares represent incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended March 31, 2010 and 2009.

	Three Months
	ended March 31,
	2010	2009

Basic weighted average common shares outstanding	5,180,410	5,112,356

Effect of dilutive options	-	14,273

Diluted weighted average common shares outstanding	5,180,410	5,126,629

No stock options were exercised during the three months ended March 31, 2010 and 2009, and there are currently no stock options outstanding.  Our stock option plan expired as of December 31, 2009.

(5) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties and we may be subject to various governmental investigations.  In our opinion, the resolution of these claims and investigations will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

(6) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, and the Infrastructure Group. These segments operate  under separate management teams and financial information is produced for each segment.  The various divisions within the Federal Group and the International Group and the two subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by the accounting standard for segment reporting and meet the aggregation of operating segments criteria.  We evaluate segment performance based on consolidated revenues and profits or losses from operating income.

Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other government agencies. The divisions in this group include CED, ELD, FSS, and SED.

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. This group includes our GLOBAL and FMD divisions.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group includes Energetics and G&B.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies.  This group consists of ICRC.

Our segment information for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months
	ended March 31,
	2010	2009
Revenues:
Federal Group	$129,766	$152,957
International Group	69,248	64,156
IT, Energy and Management Consulting Group	20,292	16,705
Infrastructure Group	8,870	6,637
Total revenues	$228,176	$240,455

Operating income:
Federal Group	$4,784	$4,498
International Group	2,042	1,838
IT, Energy and Management Consulting Group	1,984	1,175
Infrastructure Group	281	39
Corporate/unallocated expenses	(440)	(106)
Operating income	$8,651	$7,444

Customer Information

Our revenue by customer is as follows (in thousands):

	Three Months
	ended March 31,
	2010	2009
Source of Revenues

Army/Army Reserve	$127,411	$144,484
Navy	53,776	59,224
Department of Treasury	11,904	9,540
Department of Transportation	7,980	4,953
Other	27,105	22,254
Total revenues	$228,176	$240,455

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

(7) Goodwill

Changes in goodwill for the three months ended March 31, 2010 are as follows (in thousands):

	IT, Energy and Management Consulting	Infrastructure	Total

Balance as of December 31, 2009	$13,287	$6,243	$19,530
Contingent consideration earned	1,400	-	1,400

Balance as of March 31, 2010	$14,687	$6,243	$20,930

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the second earn-out period ended on March 31, 2010. This resulted in a $1.4 million earn-out, which was recorded as goodwill and will be paid to the seller in the second quarter of 2010.

(8) Fair Value Measurements

The accounting standard for fair value measurements defines fair value, and establishes a market-based framework or hierarchy for measuring fair value.  The standard is applicable whenever assets and liabilities are measured at fair value.

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

Included in other assets as of March 31, 2010 and in other current assets and other long-term assets as of December 31, 2009 is approximately $4.0 million and $4.8 million, respectively, of investments we hold in a rabbi trust related to a non-qualified benefit plan.  We determined the fair value of these assets using the Level 1 methodology.  We have an offsetting deferred compensation liability for this plan.  As such, we do not have earnings volatility as a result of fluctuations in the value of the plan’s investments.

(9) Recent Accounting Pronouncements

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

 VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition
           and Results of Operations

Executive Overview

Organization

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Our operations consist primarily of logistics, engineering, equipment refurbishment, IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (the “government”) agencies and other government prime contractors.

Our business is managed under operating groups. Our Federal Group operations are conducted by our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group operations are conducted by our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group operations are conducted by our wholly owned subsidiaries Energetics Incorporated ("Energetics") and G&B Solutions, Inc. (“G&B”). Our Infrastructure Group operations are conducted by our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”).

Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Infrastructure.

Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other government agencies.

CED - CED is dedicated to the management and execution of the Rapid Response (“R2”) Program, which supports clients across DoD and the government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A large portion of our current work on this program is related to the U.S. military involvement in the Middle East and Asia. A substantial portion of our revenue on the R2 contract results from the pass through of subcontractor support services that have a low profit margin. The contract supporting the R2 Program is scheduled to expire in January 2011.

ELD - ELD provides full life cycle engineering, logistics, maintenance and refurbishment services to extend and enhance the life of existing equipment. ELD supports the U.S. Army, Army Reserve and Army National Guard with core competencies in combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration and configuration management.

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

Treasury Seized Asset Program – FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury’s seized and forfeited general property program. Our contract with the Department of Treasury to support this program is a cost plus incentive fee contract that contains certain conditions under which the incentive fee revenue is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. An assessment of actual costs compared to target costs is made once annually pursuant to the contract. We recognize incentive fee when the amount is fixed or determinable and collectability is reasonably assured. Due to the conditions under which the incentive fee for this contract is awarded, and to the potential for changes in the cost targets as work requirements vary, the full amount of incentive fee for the work we perform in any one period may not be fixed or determinable and the collectability may not be reasonably assured until a subsequent period. The current evaluation period ends on September 30, 2010.

IT, Energy and Management Consulting Group – The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies.

Energetics - Energetics provides technical, policy, business, and management support in areas of clean and efficient energy, climate change mitigation, infrastructure protection, measurement technology, and global health.  Energetics’ expertise lies in managing collaborative processes to bring together diverse stakeholders in decision making, R&D program planning and evaluation metrics, state-of-the-art technology assessments, technical and economic feasibility analysis, and technical communications. Customers include the U.S. Department of Energy, the U.S. Department of Homeland Security, U.S. Department of Commerce, and other government agencies and commercial clients.

G&B – G&B is an established information technology provider to many government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, and Defense; the Social Security Administration; the Pension Benefit Guaranty Corporation; and the National Institutes of Health. G&B’s core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services and product and process improvement services.

Infrastructure Group – ICRC is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies. ICRC’s largest contract is with the U.S. Department of Transportation Maritime Administration for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP").

Concentration of Revenues
(in thousands)
For the three months ended March 31,

	2010		2009
Source of Revenues	Revenues	%	Revenues	%
CED Army Equipment Support	$0	0	$34,140	14
CED Assured Mobility Systems	43,387	19	28,320	12
RCV Modernization	20,340	9	18,598	8
CED Other	24,101	10	41,693	17
Total CED	87,828	38	122,751	51

GLOBAL FMS	34,641	15	20,644	9

Treasury Seized Asset Program	11,299	5	9,343	4

PIEP Contract	8,007	4	4,951	2

Other	86,401	38	82,766	34

Total Revenues	$228,176	100	$240,455	100

Revenues on the “Other” line in the table above include: 1) revenues in our Federal Group from legacy sustainment equipment refurbishment services performed by our ELD division and from work performed by our FSS and SED divisions on programs other than the RCV Modernization Program; 2) revenues in our FMD division from services provided on engineering and technical services task orders and from work performed on the CFT Program; and 3) revenues from various contracts performed in our IT, Energy and Management Consulting Group.

Management Outlook

We have made a strategic commitment to increase our direct labor revenue and diversify our service offerings and customer base to improve our profit margins. We began the year 2010 with 614 more employees than we began 2009, and we have continued to add employees in the first quarter of 2010. The largest portion of our new employees are engaged in work on DoD legacy systems sustainment services, an area on which we believe DoD will continue to be focused in the near future. We have also seen increases in the number of employees performing work for Federal Civilian agencies. Revenue from work performed by our employees, or direct labor revenue, typically has a higher profit margin than revenue generated by our subcontractor work, which generally has little or no associated profit. Work performed by our subcontractors that generated much of our revenue growth in prior years has declined. While the decline in subcontractor work is expected to result in flatter, or possibly lower, overall revenue levels in the near term, we have begun to benefit from improved profit margins associated with our direct labor revenue growth.

We are augmenting our core base of DoD work by emphasizing growth in Federal Civilian services. These efforts have included: 1) an emphasis on marketing our Energetics subsidiary services that has shown favorable results, including an increase in the number of Energetics employees and new contracts that will be performed during the next three to five years; 2) an increase in our G&B subsidiary employees and revenues during 2009 and the first quarter of 2010; 3) an emphasis on marketing our ICRC subsidiary infrastructure services to a wider range of clients; and 4) our continued commitment to grow through strategic acquisitions of companies that perform work for Federal Civilian government agencies. We expect these efforts directed toward the growth of our work in the Federal Civilian marketplace to help offset potential declines in revenue from subcontractor work. Concurrently, we will continue to pursue large DoD contracts for which we have demonstrated proven expertise as those opportunities arise.

We also know there are risks and uncertainties related to our business. We recognize that 2009 was a government transition year and government spending priorities may continue to change significantly. There are indications of a shift in government spending to more energy, IT-related infrastructure, physical infrastructure, health care IT, and DoD legacy systems sustainment services. We believe that our current capabilities have us well positioned to pursue these opportunities.

The government transition also has affected the timing of contract awards and the funding process. The federal technical services industry experienced an extraordinary delay in contract awards during the first year of the new administration as it ensured these transactions were consistent with its priorities. Additionally, the government workforce has experienced a loss of qualified contracting personnel in recent years. While the government is seeking to replace this personnel loss, we believe that this transition in the government workforce may impact proposal decisions and delay funding of new and ongoing contract efforts.  At the same time, the administration is redefining “inherently governmental work.”  As a consequence, the government is implementing a strategy of “in-sourcing” to move work from federal contractors into the government.

Bookings and Funded Backlog

Revenues in our industry depend on contract funding (“bookings”) and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the three months ended March 31, 2010 and 2009, and funded contract backlog as of March 31, 2010 and 2009 is as follows:

	(in millions)
	2010	2009
Bookings	$210	$232
Revenues	$228	$240
Funded Backlog	$457	$555

Recent Accounting Pronouncements

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2009. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 4, 2010 for a full discussion of our critical accounting policies.

Revenues by Contract Type

Our revenues by contract type were as follows (in thousands):

	Three Months ended March 31,
Contract Type	2010	%	2009	%
Cost-type	$58,864	26	$41,108	17
Time and materials	157,651	69	190,449	79
Fixed-price	11,661	5	8,898	4
	$228,176	100	$240,455	100

A significant portion of our time and materials revenues are from CED R2 Program task orders under which revenues result primarily from the pass through of subcontractor support services. These revenues have a lower profit margin than revenues generated by work performed by our employees.  Time and materials revenues on the CED R2 Program for the three months ended March 31, 2010 and 2009 were approximately $124 million and $174 million, respectively.

Results of Operations

Our results of operations are as follows (in thousands):

	Three Months
	ended March 31,
	2010	2009	Change	%
Revenues	$228,176	$240,455	$(12,279)	(5)
Contract costs	219,227	232,809	(13,582)	(6)
Selling, general and administrative expenses	298	202	96	48
Operating Income	8,651	7,444	1,207	16
Interest income, net	5	59	(54)	(92)
Income before income taxes	8,656	7,503	1,153	15
Provision for income taxes	3,258	2,863	395	14
Net Income	$5,398	$4,640	$758	16

Our revenues decreased approximately $12.3 million, or 5%, for the three months ended March 31, 2010, as compared to the same period of 2009. Revenues in our Federal Group declined while revenues increased in each of our other operating groups during this period.

Our operating income increased approximately $1.2 million, or approximately 16% for the three months ended March 31, 2010, as compared to the same period of 2009. Profits increased in each of our operating groups during this period.

Changes in revenues and income are further discussed in the summaries of our group results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. Changes in these expenses for the three months ended March 31, 2010 as compared to the same period of 2009 increased but are not significant in total.

Our effective income tax rates for the three months ended March 31, 2010 and 2009 were 37.6% and 38.2%, respectively. The decrease in the effective tax rate is the result of the reversal of our valuation allowance as of December 31, 2009, of approximately $51 thousand.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three Months
	ended March 31,
	2010	2009	Change	%

Revenues	$129,766	$152,957	$(23,191)	(15)

Operating Income	$4,784	$4,498	$286	6
Profit percentage	3.7%	2.9%

Revenues for our Federal Group decreased approximately $23 million or 15% for the three-month period ended March 31, 2010, as compared to the same period for the prior year. However, operating income for our Federal Group increased approximately $286 thousand, or 6% for the three-month period ended March 31, 2010 as compared to the same period for the prior year. The increase in profits and associated profit margins is an indication of success in our efforts to improve our financial performance by increasing our direct labor.

The change in revenues for the three-month period resulted primarily from a decrease in revenues associated with the expiration of the CED Army Equipment Support Program under the R2 contract of approximately $34 million and an increase in revenues from our FSS division services of approximately $13 million.

The increase in operating income is primarily due to an increase in profits on our FSS division work of approximately $2.3 million that is attributable to the increased revenues in this division. This increase in profits was partially offset by decreases in profits from our R2 Program of approximately $693 thousand and to decreases in profits on our ELD equipment refurbishment services of approximately $1.3 million.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three Months
	ended March 31,
	2010	2009	Change	%

Revenues	$69,248	$64,156	$5,092	8

Operating Income	$2,042	$1,838	$204	11
Profit percentage	2.9%	2.9%

Revenues for our International Group increased approximately $5 million or 8% for the three-month period ended March 31, 2010, as compared to the same period for the prior year. The increase in revenues resulted primarily from an increase in the revenues of our GLOBAL Division revenues of approximately $14 million, an increase in CFT Program revenues of approximately $2.3 million, and an increase in Treasury Seized Asset Program revenues of approximately $2 million. These increases were partially offset by a decline of approximately $13 million in revenues from FMD services provided on engineering and technical services task orders.

Operating income for our International Group increased approximately $204 thousand, or 11% for the three-month period ended March 31, 2010 as compared to the same period for the prior year. The increase is primarily due to an increase in profits of approximately $410 thousand from our GLOBAL Division work attributable to the increase in revenues and to an increase in profits of approximately $325 thousand from work on the Treasury Seized Asset Program. These increases were partially offset by a decline in profits of approximately $318 thousand associated with the lower revenues from FMD services provided on engineering and technical services task orders and to a decline in profits of approximately $195 thousand from the CFT Program.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three Months
	ended March 31,
	2010	2009	Change	%

Revenues	$20,292	$16,705	$3,587	21

Operating Income	$1,984	$1,175	$809	69
Profit percentage	9.8%	7.0%

Revenues for our IT, Energy and Management Consulting Group increased approximately $3.6 million or 21% for the three-month period ended March 31, 2010 as compared to the same period for the prior year. The increase in revenues resulted from an increase in the revenues of our Energetics subsidiary revenues of approximately $1.9 million and an increase in our G&B subsidiary revenues of approximately $1.7 million. Both of these subsidiaries have increased their direct labor workforces as compared to the prior year, which has resulted in increased revenues.

Operating income for this segment increased approximately $809 thousand or 69% for the three-month period ended March 31, 2010 as compared to the same period for the prior year. The increase in operating income resulted primarily from increased profits from our G&B work of approximately $503 thousand and from increased profits from our Energetics work of approximately $227 thousand. The increased profits are attributable to the increases in revenues and increased profit margins in both subsidiaries.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three Months
	ended March 31,
	2010	2009	Change	%

Revenues	$8,870	$6,637	$2,233	34

Operating Income	$281	$39	$242	621
Profit percentage	3.2%	0.6%

This segment consists of our ICRC subsidiary. Revenues for this group increased approximately $2.2 million or 34% for the three-month period ended March 31, 2010 as compared to the same period for the prior year. Operating income for this segment increased approximately $242 thousand or 621% for the three-month period ended March 31, 2010 as compared to the same period for the prior year. Both the increased revenues and increased operating income are primarily attributable to increased revenues and profits on the PIEP, including an award fee received on the PIEP of approximately $117 thousand in the first quarter of 2010.

Financial Condition

Our financial condition did not change materially in the first quarter of 2010. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $5.8 million during the first quarter of 2010.

We used approximately $7.2 million less cash in operating activities in the first three months of 2010 as compared to the same period of 2009. This resulted from an increase of approximately $758 thousand in cash provided by net income, an increase of approximately $1 million from an increase in depreciation and amortization and other non-cash operating activities, and a decrease of approximately $5.4 million in cash used in operating activities due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of the government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from customers of the government in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

We used approximately $2.6 million less cash in investing activities in the first three months of 2010 as compared to the same period of 2009. Investing activities consisted of purchases of property and equipment and the earn-out payment associated with the acquisition of ICRC when certain financial performance targets were achieved.

Cash of approximately $258 thousand was used for financing activities in the first three months of 2010 as compared to cash provided by financing activities of approximately $14.9 million for the same period of 2009. This difference was primarily the result of borrowing requirements on our bank loan in 2009 as compared to no borrowing requirements in 2010.

We paid quarterly cash dividends totaling $0.05 per share during the first quarter of 2010. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

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

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies as we continue to seek opportunities for growth.

Our external liquidity consists of a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us as of March 31, 2010 was $50 million and under the loan agreement we may elect to increase the maximum credit availability up to $75 million. The maturity date of the loan agreement is August 26, 2011. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We were using approximately $4.9 million of the loan agreement availability as of March 31, 2010, consisting of letters of credit. We had no revolving loan amounts outstanding as of March 31, 2010. During the first quarter of 2010, the highest outstanding revolving loan amount was $16.5 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA) and a minimum Fixed Charge Coverage Ratio that we were in compliance with at March 31, 2010.

	Maximum Ratio	Actual Ratio
Leverage Ratio	3.00 to 1	0.13 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.25 to 1	3.32 to 1

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

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See “Disclosures About Market Risk” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION

Date: April 30, 2010	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Date: April 30, 2010	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)