Form 10-Q
period 2010-06-30
VSE CORP
filed 2010-07-30
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of July 30, 2010:  5,192,202.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation (“VSE,” the “Company,” “us,” “our,” or “we”) results to differ materially from those anticipated in the forward looking statements contained in this report, see the discussions captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010.

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our Annual Report on Form 10-K and any Current Reports on Form 8-K we file.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)
(in thousands except share and per share amounts)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$7,097	$8,024
Receivables, principally U.S. Government, net	138,533	175,185
Deferred tax assets	1,421	2,036
Other current assets	7,426	7,979
Total current assets	154,477	193,224

Property and equipment, net	23,947	24,683
Intangible assets	8,417	9,336
Goodwill	20,930	19,530
Other assets	6,975	7,217
Deferred tax assets	342	-
Total assets	$215,088	$253,990

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,056	$112,995
Accrued expenses	28,991	34,069
Dividends payable	312	258
Total current liabilities	98,359	147,322

Deferred compensation	3,558	3,934
Deferred income taxes	-	324
Other liabilities	1,088	1,100
Total liabilities	103,005	152,680

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,192,202 and 5,170,190, respectively	260	258
Additional paid-in capital	15,562	15,720
Retained earnings	96,261	85,332
Total stockholders’ equity	112,083	101,310
Total liabilities and stockholders’ equity	$215,088	$253,990

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Revenues	$212,473	$255,109	$440,649	$495,564

Contract costs	202,063	244,440	421,290	477,249

Selling, general and administrative expenses	457	180	755	382

Operating income	9,953	10,489	18,604	17,933

Interest expense (income), net	19	(60)	14	(119)

Income before income taxes	9,934	10,549	18,590	18,052

Provision for income taxes	3,831	4,107	7,089	6,970

Net income	$6,103	$6,442	$11,501	$11,082

Basic earnings per share	$1.18	$1.26	$2.22	$2.16

Basic weighted average shares outstanding	5,191,909	5,130,372	5,186,191	5,121,414

Diluted earnings per share	$1.18	$1.25	$2.22	$2.16

Diluted weighted average shares outstanding	5,191,909	5,142,799	5,186,191	5,134,759

Dividends declared per share	$0.060	$0.050	$0.110	$0.095

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the six months
	ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$11,501	$11,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,267	3,518
Loss (gain) on sale of property and equipment	10	(130)
Deferred taxes	(51)	(413)
Stock-based compensation	392	625
Excess tax benefits on stock-based compensation	-	(13)
Changes in operating assets and liabilities:
Receivables, net	36,652	59,545
Other current assets and noncurrent assets	738	1,381
Accounts payable and deferred compensation	(44,315)	(61,567)
Accrued expenses	(5,181)	(3,763)
Other liabilities	(12)	79

Net cash provided by operating activities	4,001	10,344

Cash flows from investing activities:
Purchases of property and equipment	(2,565)	(4,891)
Proceeds from the sale of property and equipment	-	150
Contingent consideration payments	(1,845)	(1,612)

Net cash used in investing activities	(4,410)	(6,353)

Cash flows from financing activities:
Borrowings on loan arrangement	120,366	112,860
Repayments on loan arrangement	(120,366)	(116,890)
Dividends paid	(518)	(460)
Excess tax benefits on stock-based compensation	-	13
Proceeds from the exercise of stock options	-	31

Net cash used in financing activities	(518)	(4,446)

Net decrease in cash and cash equivalents	(927)	(455)
Cash and cash equivalents at beginning of period	8,024	638
Cash and cash equivalents at end of period	$7,097	$183

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Our active divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), and G&B Solutions, Inc. (“G&B”).

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

We have elected to change the presentation of the accompanying Consolidated Statements of Income to report “operating income” instead of “gross profit.”  This change did not impact the amounts reported in the accompanying consolidated statements of income for the three- and six-months ended June 30, 2009.

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

(2) Bank Notes Payable

We have a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us at June 30, 2010 was $50 million and the loan agreement has a provision whereby we may elect to increase the maximum credit availability to a total of $75 million. The maturity date of the loan agreement is August 26, 2011.  From time

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

to time we may request changes in the amount, maturity date, or other terms and the banks may amend the loan to accommodate our request. The amount of credit available to  us  under the loan agreement is subject to certain conditions,  including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $4.9 million and $4.8 million of letters of credit outstanding as of June 30, 2010 and December 31, 2009, respectively. We had no revolving loan amounts outstanding as of June 30, 2010 and December 31, 2009. Interest expense incurred on revolving loan borrowings was approximately $35 thousand and $67 thousand for the three- and six-month periods ended June 30, 2010 and approximately $19 thousand and $73 thousand for the three- and six-month periods ended June 30, 2009, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Under the terms of the loan agreement, we have agreed to maintain a $600 thousand compensating balance with one of the banks. As of June 30, 2010 we have not been notified by the banks, nor are we aware, of any defaults under the loan agreement.

(3) Stock-based Compensation

Restricted Stock

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on our financial performance for the respective calendar years. On March 2, 2010, the employees eligible for the restricted stock awards based on the financial performance of 2007, 2008, and 2009 received 16,123 shares of common stock.

We also have awarded shares of restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. On January 2, 2010, the non-employee Directors received a total of 4,900 shares of common stock.

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $204 thousand and $699 thousand for the three- and six-month periods ended June 30, 2010, respectively, and approximately $346 thousand and $881 thousand for the three- and six-month periods ended June 30, 2009, respectively.

The stock-based compensation amount of approximately $392 thousand and $625 thousand shown on the accompanying statements of cash flows for the six months ended June 30, 2010 and 2009, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

(4) Earnings Per Share

Basic earnings per share (“EPS”) has been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted EPS has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.  Potentially dilutive common shares represent incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three- and six-month periods ended June 30, 2010 and 2009.

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	5,191,909	5,130,372	5,186,191	5,121,414

Effect of dilutive options	-	12,427	-	13,345

Diluted weighted average common shares outstanding	5,191,909	5,142,799	5,186,191	5,134,759

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

Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other government agencies. The divisions in this group are CED, ELD, FSS, and SED.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. This group is comprised of our GLOBAL and FMD divisions.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group is comprised of Energetics and G&B.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies.  This group consists of ICRC.

Our segment information for the three- and six-month periods ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Revenues:
Federal Group	$128,755	$151,302	$258,521	$304,259
International Group	52,939	73,267	122,187	137,423
IT, Energy and Management Consulting Group	21,336	18,620	41,628	35,325
Infrastructure Group	9,443	11,920	18,313	18,557
Total revenues	$212,473	$255,109	$440,649	$495,564

Operating income:
Federal Group	$6,059	$6,422	$10,843	$10,920
International Group	1,841	1,755	3,883	3,593
IT, Energy and Management Consulting Group	2,450	2,230	4,434	3,405
Infrastructure Group	188	302	469	341
Corporate/unallocated expenses	(585)	(220)	(1,025)	(326)
Operating income	$9,953	$10,489	$18,604	$17,933

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Source of Revenues

Army/Army Reserve	$127,325	$144,459	$254,736	$288,943
Navy	37,989	63,799	91,765	123,023
Department of Treasury	12,099	11,506	24,003	21,046
Department of Transportation	8,553	10,275	16,533	15,228
Other	26,507	25,070	53,612	47,324
Total revenues	$212,473	$255,109	$440,649	$495,564

(7) Goodwill

Changes in goodwill for the six months ended June 30, 2010 are as follows (in thousands):
	IT, Energy and Management Consulting	Infrastructure	Total

Balance as of December 31, 2009	$13,287	$6,243	$19,530
Contingent consideration earned	1,400	-	1,400
Balance as of June 30, 2010	$14,687	$6,243	$20,930

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the second earn-out period ended on March 31, 2010. This resulted in a $1.4 million earn-out, which was recorded as goodwill during the first quarter of 2010 and paid to the seller in May  2010. ICRC achieved certain financial performance targets for the third earn-out period ended on December 31, 2009. Additional goodwill of approximately $445 thousand was recorded as of December 31, 2009 and paid to the seller in March  2010.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

Included in other assets as of June 30, 2010 and in other current assets and other long-term assets as of December 31, 2009 is approximately $3.5 million and $4.8 million, respectively, of investments we hold in a trust related to a non-qualified benefit plan.  We determined the fair value of these assets using the Level 1 methodology.  We have an offsetting deferred compensation liability for this plan.  As such, we do not have earnings volatility as a result of fluctuations in the value of the plan’s investments.

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

FMD - FMD provides field engineering, logistics, maintenance, and information technology services to the U.S. Navy and Air Force, including fleet-wide ship and aircraft support programs. FMD’s expertise includes ship repair and modernization, ship systems installations, ordnance engineering and logistics, facility operations, war reserve materials management, and IT systems integration. FMD also provides aircraft sustainment and maintenance services to the United States Air Force under the Contract Field Teams (“CFT”) Program.

Treasury Seized Asset Program – FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury’s seized and forfeited general property program. Our contract with the Department of Treasury to support this program is a cost plus incentive fee contract that contains certain conditions under which the incentive fee revenue is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. An assessment of actual costs compared to target costs is made annually pursuant to the contract. We recognize incentive fee when the amount is fixed or determinable and collectability is reasonably assured. Due to the conditions under which the incentive fee for this contract is awarded, and to the potential for changes in the cost targets as work requirements vary, the full amount of incentive fee for the work we perform in any one period may not be fixed or determinable and the collectability may not be reasonably assured until a subsequent period. The current evaluation period ends on September 30, 2010.

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

Concentration of Revenues (in thousands) For the six months ended June 30,

Source of Revenue	2010	%	2009	%

CED Army Equipment Support	$49	-	$52,229	11
CED Assured Mobility Systems	92,759	21	65,783	13
RCV Modernization	36,784	8	37,256	8
CED Other	57,937	13	91,290	18
Total CED	187,529	42	246,558	50

GLOBAL FMS	57,915	13	45,632	9

Treasury Seized Asset Program	22,859	5	20,655	4

PIEP Contract	16,533	4	15,224	3

Other	155,813	36	167,495	34

Total Revenues	$440,649	100	$495,564	100

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

Management Outlook

We believe that our near term outlook has not changed appreciably from our recent prior filings with the SEC. We continue to sharpen our focus on strategic efforts to improve our profit margins at a time when we are experiencing an anticipated decline in our revenues. Our over-arching strategy of transitioning from low-to-no profit margin subcontract work while also moving to more promising Federal markets is having the desired effect of increasing profit margins.  The intended result is an increased percentage of work performed by our employees while performing a larger percentage of that work in growing Federal markets.  These efforts have resulted in improved profit margins in each of the first two quarters of 2010.

Our strategic efforts to improve our profit margins include increasing our direct labor revenue and diversifying our service offerings and customer base. Revenue from work performed by our employees, or direct labor revenue, typically has a higher profit margin than revenue generated by our subcontractor work, which generally has little or no associated profit. We began the year 2010 with 614 more employees than we began 2009, and we have  added 78 employees in the first two quarters of 2010. We had 2,612 employees as of June 30, 2010 and 2,534 employees as of December 31, 2009. As a result, our direct labor and the associated revenues are up in 2010 and we expect to realize the benefits of this higher labor base as we go forward. The largest portion of our new employees are engaged in work on DoD legacy systems sustainment services, an area on which we believe DoD will continue to be focused in the near future. Work performed by our subcontractors that generated much of our revenue growth in prior years continues to decline and is the primary reason for the decrease in revenue.

There are indications of a shift in government spending to more services for energy, IT infrastructure, physical infrastructure, and health care IT, and we have had an increase in the number of our employees performing services for Federal Civilian agencies in these strategic areas. Accordingly, we continue to emphasize growth in these services. These efforts include: 1) an emphasis on marketing our Energetics subsidiary services that has shown favorable results, including an increase in the number of Energetics employees and new contracts that will be performed during the next three to five years; 2) an emphasis on increasing G&B services offered by its employees; 3) an emphasis on marketing ICRC infrastructure services to a wider range of clients; and 4) our continued commitment to grow through strategic acquisitions of companies that perform services in these areas for Federal Civilian government agencies as well as for DoD. We expect these efforts directed toward the growth of our work in these service areas will help offset declines in revenue from DoD-related subcontractor work.

We also know there are risks and uncertainties related to our business. Government spending priorities may continue to change significantly. The current administration is redefining “inherently governmental work.”  As a consequence, the government is implementing a strategy of “in-sourcing” to move work from federal contractors into the government.

Bookings and Funded Backlog

Revenues in our industry depend on contract funding (“bookings”) and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the six months ended June 30, 2010 and 2009, and funded contract backlog as of June 30, 2010 and 2009 is as follows:

	(in millions)
	2010	2009
Bookings	$458	$464
Revenues	$441	$496
Funded Contract Backlog	$491	$536

Our decline in funded contract backlog resulted from a decline of approximately $121 million in funded contract backlog on task orders that consist primarily of low margin subcontractor work, which was partially offset by increases in funded contract backlog on other task orders and contracts.

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

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Six months ended June 30,
Contract Type	2010	%	2009	%

Cost-type	$109,203	25	$94,833	19
Time and materials	305,326	69	382,265	77
Fixed-price	26,120	6	18,466	4
	$440,649	100	$495,564	100

A significant portion of our time and materials revenues are from CED R2 Program task orders under which revenues result primarily from the pass through of subcontractor support services. These revenues have a lower profit margin than revenues generated by work performed by our employees.

Results of Operations

The results of operations are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2010	2009	2010	2009	Months	Months

Revenues	$212,473	$255,109	$440,649	$495,564	$(42,636)	$(54,915)
Contract costs	202,063	244,440	421,290	477,249	(42,377)	(55,959)
Selling, general and administrative expenses	457	180	755	382	277	373
Operating Income	9,953	10,489	18,604	17,933	(536)	671
Interest expense (income), net	19	(60)	14	(119)	79	133
Income before income taxes	9,934	10,549	18,590	18,052	(615)	538
Provision for income taxes	3,831	4,107	7,089	6,970	(276)	119
Net Income	$6,103	$6,442	$11,501	$11,082	$(339)	$419
Net profit margin	2.9%	2.5%	2.6%	2.2%

Our revenues decreased approximately $43 million, or 17%, for the three months ended June 30, 2010, as compared to the same period of 2009. Revenues decreased approximately $55 million, or 11%, for the six months ended June 30, 2010, as compared to the same period of 2009. Revenues in our Federal, International, and Infrastructure Groups declined while revenues increased in our IT, Energy and Management Consulting Group during these periods.

Our operating income decreased approximately $536 thousand, or approximately 5% for the three months ended June 30, 2010, as compared to the same period of 2009. Operating income increased approximately $671 thousand, or approximately 4% for the six months ended June 30, 2010, as compared to the same period of 2009. Operating income in our Federal Group declined while operating income increased in each of our other operating groups during these periods.

Changes in revenues and income are further discussed in the summaries of our group results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses increased for the three- six-month periods ended June 30, 2010 as compared to the same periods of 2009 due to strategic planning costs, corporate consulting costs and professional services fees.

Our effective income tax rates for the six months ended June 30, 2010 and 2009 were 38.1% and 38.6%, respectively. The decrease in the effective tax rate is the result of the reversal of a valuation allowance of approximately $51 thousand during the first quarter of 2010.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2010	2009	2010	2009	Months	Months

Revenues	$128,755	$151,302	$258,521	$304,259	$(22,547)	$(45,738)

Operating Income	$6,059	$6,422	$10,843	$10,920	$(363)	$(77)
Profit percentage	4.7%	4.2%	4.2%	3.6%

Revenues for our Federal Group decreased approximately $23 million and $46 million, or 15%, for the three- and six-month periods ended June 30, 2010, as compared to the same periods for the prior year. The decreases in revenues for this segment resulted primarily from a decrease associated with work performed under our R2 contract of approximately $27 million and $59 million, for the three- and six-month periods, respectively. Revenues associated with our ELD division equipment refurbishment services also declined approximately $5 million and $7 million for the three- and six-month periods, respectively. The declines in revenues in this group were partially offset by revenue increases of approximately $6 million and $13 million for the three- and six-month periods associated with our FSS Division work on vehicles and equipment overseas and by revenue increases of approximately $4 million and $7 million for the three- and six-month periods associated with our SED Division engineering and design work.

Operating income for our Federal Group decreased approximately $363 thousand and $77 thousand, or 6% and %1, for the three- six-month periods ended June 30, 2010, as compared to the same periods for the prior year. The decreases in operating income for these periods are primarily due to: decreases in profits of approximately $632 thousand and $582 thousand associated with the decline in revenues from our R2 Program; decreases in profits of approximately $1.5 million and $2.8 million associated with the decline in revenues on our ELD equipment refurbishment services; increases in profits of approximately $900 thousand and $2.1 million on our FSS division work attributable to the increased revenues in this division; and increases in profits of approximately $900 thousand and $1.3 on our SED division work. Profit margins in this group are increasing as revenues from our low margin subcontractor work on the R2 Program decline and revenues generated by our direct labor become a larger percentage of our overall revenues.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2010	2009	2010	2009	Months	Months

Revenues	$52,939	$73,267	$122,187	$137,423	$(20,328)	$(15,236)

Operating Income	$1,841	$1,755	$3,883	$3,593	$86	$290
Profit percentage	3.5%	2.4%	3.2%	2.6%

Revenues for our International Group decreased approximately $20 million and $15 million, or 28% and 11%, for the three- and six-month periods ended June 30, 2010, as compared to the same periods for the prior year. The decrease in revenues resulted primarily from a decline of approximately $22 million and $35 million in revenues for these periods from FMD services provided on engineering and technical services task orders. The revenue declines were partially offset by revenue increases on the CFT Program of approximately $1.4 million and $3.7 million for the three- and six-month periods, respectively, revenue increases on the Treasury Seized Asset Program of approximately $247 thousand and $2.2 million for the three- and six-month periods, respectively, and revenue increases on our GLOBAL Division services of approximately $13 million.

Operating income for our International Group increased approximately $86 thousand and $290 thousand, or 5% and 8%, for the three- and six-month periods ended June 30, 2010, as compared to the same periods for the prior year. The increases are primarily due to: a change in the profitability of the Treasury Seized Asset Program of approximately $480 thousand and $805 thousand for these periods; an increase in profits of approximately $370 thousand and $783 thousand for these periods from our GLOBAL Division work; a decline in profits of approximately $495 thousand and $690 thousand for these periods from the CFT Program; and to a decline in profits of approximately $221 thousand and $539 thousand for these periods associated with the lower revenues from FMD services provided on engineering and technical services task orders.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2010	2009	2010	2009	Months	Months

Revenues	$21,336	$18,620	$41,628	$35,325	$2,716	$6,303

Operating Income	$2,450	$2,230	$4,434	$3,405	$220	$1,029
Profit percentage	11.5%	12.0%	10.7%	9.6%

Revenues for our IT, Energy and Management Consulting Group increased approximately $2.7 million and $6.3 million, or 15% and 18%, for the three- and six-month periods ended June 30, 2010, as compared to the same periods for the prior year. The increase in revenues resulted from an increase in the revenues of our Energetics subsidiary revenues of approximately $1.6 million and $3.5 million and an increase in our G&B subsidiary revenues of approximately $1.1 million and $2.8 million for these periods. Both of these subsidiaries have increased their direct labor workforces as compared to the prior year, which has resulted in increased revenues.

Operating income for this segment increased approximately $220 thousand and $1 million, or 10% and 30%, for the three- and six-month periods ended June 30, 2010, as compared to the same periods for the prior year. The increased profits are primarily attributable to the increases in revenues in both subsidiaries.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2010	2009	2010	2009	Months	Months

Revenues	$9,443	$11,920	$18,313	$18,557	$(2,477)	$(244)

Operating Income	$188	$302	$469	$341	$(114)	$128
Profit percentage	2.0%	2.5%	2.6%	1.8%

This segment consists of our ICRC subsidiary. Revenues for this group decreased approximately $2.5 million and $244 thousand, or 21% and 1%, for the three- and six-month periods ended June 30, 2010, as compared to the same periods for the prior year. Operating income for this segment decreased approximately $114 thousand, or 38%, and increased approximately $128 thousand, or 38%, for the three- and six-month periods ended June 30, 2010, as compared to the same periods for the prior year. Changes in revenues and operating income for this division are primarily attributable to revenue and profit activity on the PIEP. We received an award fee on the PIEP of approximately $117 thousand in the first quarter of 2010.

Financial Condition

Our financial condition did not change materially in the first six months of 2010. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $927 thousand during the first six months of 2010.

Cash provided by operating activities in the first six months of 2010 decreased by approximately $6.3 million as compared to the same period of 2009. This resulted from an increase of approximately $7.8 million in cash used in operating activities due to changes in the levels of operating assets and liabilities, which was offset by increases of approximately $1 million in depreciation and amortization and other non-cash operating activities and approximately $419 thousand of net income.  Of the operating assets and liabilities, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of the government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from customers of the government in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

We used approximately $1.9 million less cash in investing activities in the first six months of 2010 as compared to the same period of 2009. Investing activities consisted of purchases of property and equipment and earn-out payments associated with the acquisitions of ICRC and G&B when certain financial performance targets were achieved.

Cash used for financing activities in the first six months of 2010 decreased by approximately $3.9 million as compared to the same period of 2009. This difference was primarily the result of borrowing requirements on our bank loan in 2009 as compared to no borrowing requirements in 2010.

We paid quarterly cash dividends of $0.05 per share in each of the first two quarters of 2010. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

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

Our external liquidity consists of a loan agreement with a group of banks that provides us with revolving loans and letters of credit. The maximum amount of credit available to us as of June 30, 2010 was $50 million and under the loan agreement we may elect to increase the maximum credit availability up to $75 million. The maturity date of the loan agreement is August 26, 2011. The amount of credit available to us under the loan agreement is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We were using approximately $4.9 million of the loan agreement availability as of June 30, 2010, consisting of letters of credit. We had no revolving loan amounts outstanding as of June 30, 2010. During the first six months of 2010, the highest outstanding revolving loan amount was $16.5 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA) and a minimum Fixed Charge Coverage Ratio that we were in compliance with at June 30, 2010.

	Maximum Ratio	Actual Ratio
Leverage Ratio	3.00 to 1	0.10 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.25 to 1	3.35 to 1

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION

Date: July 30, 2010	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Date: July 30, 2010	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)