Form 10-Q
period 2010-09-30
VSE CORP
filed 2010-10-29
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of October 29, 2010:  5,192,202.

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)
(in thousands except share and per share amounts)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,963	$8,024
Receivables, principally U.S. Government, net	145,076	175,185
Deferred tax assets	1,522	2,036
Other current assets	10,355	7,979
Total current assets	158,916	193,224

Property and equipment, net	40,055	24,683
Intangible assets	25,866	9,336
Goodwill	35,649	19,530
Other assets	9,910	7,217
Deferred tax assets	484	-
Total assets	$270,880	$253,990

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,222	$-
Accounts payable	65,911	112,995
Accrued expenses	34,379	34,069
Dividends payable	312	258
Total current liabilities	107,824	147,322

Long-term debt	12,778	-
Deferred compensation	5,762	3,934
Deferred income taxes	-	324
Long-term lease obligations	17,500	1,100
Other liabilities	8,031	-
Total liabilities	151,895	152,680

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,192,202 and 5,170,190, respectively	260	258
Additional paid-in capital	15,557	15,720
Retained earnings	103,168	85,332
Total stockholders’ equity	118,985	101,310
Total liabilities and stockholders’ equity	$270,880	$253,990

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Income (Unaudited)
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Revenues	$212,943	$263,068	$653,592	$758,632

Contract costs	200,248	250,144	621,538	727,393

Selling, general and administrative expenses	850	422	1,605	804

Operating income	11,845	12,502	30,449	30,435

Interest expense (income), net	61	3	75	(116)

Income before income taxes	11,784	12,499	30,374	30,551

Provision for income taxes	4,566	4,773	11,655	11,743

Net income	$7,218	$7,726	$18,719	$18,808

Basic earnings per share	$1.39	$1.51	$3.61	$3.67

Basic weighted average shares outstanding	5,192,202	5,131,869	5,188,217	5,124,937

Diluted earnings per share	$1.39	$1.50	$3.61	$3.66

Diluted weighted average shares outstanding	5,192,202	5,146,454	5,188,217	5,138,700

Dividends declared per share	$0.060	$0.050	$0.170	$0.145

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	For the nine months
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,719	$18,808

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,479	5,576
Loss (gain) on sale of property and equipment	70	(139)
Deferred taxes	(294)	(300)
Stock-based compensation	830	787
Excess tax benefits on stock-based compensation	-	(13)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	37,923	35,445
Other current assets and noncurrent assets	(4,919)	2,070
Accounts payable and deferred compensation	(45,767)	(43,238)
Accrued expenses	(3,013)	343
Other liabilities	57	108

Net cash provided by operating activities	10,085	19,447

Cash flows from investing activities:
Purchases of property and equipment	(3,631)	(7,135)
Proceeds from the sale of property and equipment	-	150
Cash paid for acquisition, net of cash acquired	(29,841)	-
Contingent consideration payments	(1,845)	(1,646)

Net cash used in investing activities	(35,317)	(8,631)

Cash flows from financing activities:
Borrowings on loan arrangement	159,614	146,243
Repayments on loan arrangement	(139,614)	(152,919)
Dividends paid	(829)	(716)
Excess tax benefits on stock-based compensation	-	13
Proceeds from the exercise of stock options	-	31

Net cash provided by (used in) financing activities	19,171	(7,348)

Net (decrease) increase in cash and cash equivalents	(6,061)	3,468
Cash and cash equivalents at beginning of period	8,024	638
Cash and cash equivalents at end of period	$1,963	$4,106

Supplemental disclosure of cash flow information:

Non-cash financing and investing activities:
Landlord financed construction in progress	$16,400	$-
Earn-out obligation	$7,974	$-

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Our active divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), and, beginning August 19, 2010, our newly acquired subsidiary Akimeka, LLC (“Akimeka”).

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During the first quarter of 2010, we elected to change the presentation of the accompanying Consolidated Statements of Income to report “operating income” instead of using “gross profit” terminology.  This change was only a wording change and did not impact any of the amounts previously reported in the accompanying consolidated statements of income for the three- and nine-months ended September 30, 2009.  We also elected to reclassify our long-term lease obligations of $1.1 million at December 31, 2009 from other liabilities to long-term lease obligations to conform to the September 30, 2010 presentation.

Subsequent Events

There were no subsequent events that required recognition or disclosure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Estimates affecting the financial statements include accruals for contract disallowance reserves, self-insured health claims, earn-out obligations and estimated cost-to-complete on firm fixed-price contracts.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

(2) Bank Notes Payable

We have a loan agreement with a group of banks that provides us several types of financing. This agreement was executed in August 2010 and replaced a previous loan agreement with the same banking group. The predecessor loan agreement consisted of revolving loans and letters of credit.  The current agreement consists of a term loan, revolving loans, and letters of credit. The current loan agreement has a three-year term that expires in August 2013.

The term loan has a three-year term to maturity with monthly installments payable on a straight-line amortization schedule, with final payment due in August 2013. The amount of the term loan outstanding as of September 30, 2010 is $20 million. We pay interest on the term loan borrowings at a prime-based rate or an optional LIBOR-based rate. Interest expense incurred on term loan borrowings was approximately $61 thousand for the three- and nine-month periods ended September 30, 2010. We did not have a term loan outstanding in 2009.

Not including the $20 million term loan mentioned above, the maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2010 was $50 million and the loan agreement has a provision whereby we may elect to increase this maximum to a total of $75 million. The amount of credit available to us under the revolving loans and letters of credit is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $5.0 million of letters of credit outstanding as of September 30, 2010 and approximately $4.8 million of letters of credit outstanding as of December 31, 2009. We had no revolving loan amounts outstanding as of September 30, 2010 or December 31, 2009. Interest expense incurred on revolving loan borrowings was approximately $7 thousand and $74 thousand for the three- and nine-month periods ended September 30, 2010, and approximately $15 thousand and $88 thousand for the three- and nine-month periods ended September 30, 2009, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Under the terms of the loan agreement, we have agreed to maintain a $600 thousand compensating balance with one of the banks. As of September 30, 2010 we have not been notified by the banks, nor are we aware, of any defaults under the loan agreement. We were in compliance with the covenants as of September 30, 2010.

(3) Stock-based Compensation

Restricted Stock

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on our financial performance for the respective calendar years. On March 2, 2010, the employees eligible for the restricted stock awards based on the financial performance of 2007, 2008, and 2009 received 16,123 shares of our common stock.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

We also have awarded restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. On January 2, 2010, the non-employee Directors received a total of 4,900 shares of our common stock.

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $436 thousand and $1.1 million for the three- and nine-month periods ended September 30, 2010, respectively, and approximately $162 thousand and $1.0 million for the three- and nine-month periods ended September 30, 2009, respectively.

The stock-based compensation amount of approximately $830 thousand and $787 thousand shown on the accompanying statements of cash flows for the nine months ended September 30, 2010 and 2009, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

(4) Earnings Per Share

Basic earnings per share (“EPS”) has been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted EPS has been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.  Potentially dilutive common shares represent incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three- and nine-month periods ended September 30, 2010 and 2009.

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	5,192,202	5,131,869	5,188,217	5,124,937

Effect of dilutive options	-	14,585	-	13,763

Diluted weighted average common shares outstanding	5,192,202	5,146,454	5,188,217	5,138,700

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
September 30, 2010

(6) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, and the Infrastructure Group.  These segments operate under separate management teams and financial information is produced for each segment.  The various divisions within the Federal Group and the International Group and the three subsidiaries within the IT, Energy and Management Consulting Group are operating segments as defined by the accounting standard for segment reporting and meet the aggregation of operating segments criteria.  We evaluate segment performance based on consolidated revenues and profits or losses from operations.

Federal Group - Our Federal Group provides engineering, technical, management and integrated logistics support services to U.S. military branches and other government agencies. The divisions in this group are CED, ELD, FSS, and SED.

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. This group is composed of our GLOBAL and FMD divisions.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group is composed of Energetics, G&B and recently acquired Akimeka.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies.  This group consists of ICRC.

Our segment information for the three- and nine-month periods ended September 30, 2010 and 2009 is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Revenues:
Federal Group	$103,274	$142,332	$361,795	$446,591
International Group	64,686	88,675	186,873	226,098
IT, Energy and Management Consulting Group	25,831	19,377	67,459	54,702
Infrastructure Group	19,152	12,684	37,465	31,241
Total revenues	$212,943	$263,068	$653,592	$758,632

Operating income:
Federal Group	$5,593	$6,046	$16,436	$16,966
International Group	3,688	4,074	7,571	7,667
IT, Energy and Management Consulting Group	3,534	2,507	7,968	5,912
Infrastructure Group	(73)	294	396	635
Corporate/unallocated expenses	(897)	(419)	(1,922)	(745)
Operating income	$11,845	$12,502	$30,449	$30,435

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
Source of Revenues	2010	2009	2010	2009

Army/Army Reserve	$106,324	$129,487	$361,060	$418,430
Navy	46,708	72,765	138,473	195,788
Department of Treasury	15,449	14,363	39,452	35,409
Department of Transportation	18,310	11,383	34,843	26,611
Other	26,152	35,070	79,764	82,394
Total revenues	$212,943	$263,068	$653,592	$758,632

(7) Acquisition

On August 19, 2010, we acquired Akimeka, headquartered in Hawaii with offices in Virginia, Florida and Texas. Akimeka is a health services information technology consulting company serving the government market. Akimeka is a recognized leader in the DoD health services and logistics sector dedicated to delivering innovative IT solutions that meet high-priority challenges.  Akimeka complements our subsidiary, G&B.

Cash paid at closing was $33 million, which includes $725 thousand of prepaid retention bonuses that is being expensed in the post-acquisition period as the affected employees provide service.  As such, the initial cash purchase price was $32.3 million.  Akimeka's results of operations are included in the accompanying consolidated financial statements beginning August 19, 2010.  Akimeka had revenues of approximately $4.5 million and net income of approximately $412 thousand, after intangible and retention expenses of approximately $151 thousand, from the acquisition date through September 30, 2010.

We accounted for the acquisition of Akimeka under the acquisition method of accounting.  We recorded assets acquired and liabilities assumed at their fair values as of the acquisition date.  Acquisition-related transaction costs of approximately $800 thousand, which included legal, accounting, bank fees and other external costs directly related to the acquisition are recorded as selling, general and administrative expenses. All of these transactions costs were incurred during 2010.

We may be required to make additional payments of up to $11 million over a three year post-closing period if Akimeka achieves certain financial performance targets based on the level of revenue Akimeka achieves in the years ended December 31, 2011, 2012 and 2013, respectively.  The maximum earn-out obligation is $4 million, $3.5 million and $3.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.  Akimeka has a minimum and maximum revenue target in each earn-out year.  The maximum earn-out will be earned if Akimeka achieves or exceeds the maximum revenue target.  No earn-out will be earned if Akimeka fails to reach the minimum revenue target for each respective year.  If Akimeka’s revenue is between the minimum and the maximum targets, the earn-out amount will be computed on a pro rata basis.   Included in other liabilities on the September 30, 2010 balance sheet is an earn-out liability of approximately $8 million which represents our estimate of the present value of the earn-out  obligation.  We estimated the fair value

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of the change through settlement.

Under the acquisition method of accounting, the total estimated purchase price was allocated to Akimeka’s net assets based on their estimated fair value as of August 19, 2010.  We recorded the excess of the purchase price over the net assets as goodwill.  The allocation of the purchase price shown in the table below is preliminary and subject to change based on a final working capital adjustment.  We allocated the purchase price as follows (in thousands):

Description	Fair Value
Cash	$2,434
Other current assets	7,992
Property and equipment	263
Intangibles – customer related	16,530
Intangibles – trade name	1,570
Other assets	29
Current liabilities	(3,288)

Net identifiable assets acquired	25,530
Goodwill	14,719

Total consideration	$40,249

Cash consideration	$32,275
Fair value of earn-out obligation	7,974
Total consideration	$40,249

The amount of goodwill recorded for the Akimeka acquisition as of the acquisition date was approximately $14.7 million and reflects the strategic move to strengthen our IT offerings, particularly in the sector of health IT. G&B has IT customers in the civilian agencies and with our acquisition of Akimeka, we also have a portfolio of DoD IT customers. The goodwill recognized is expected to be deductible for income tax purposes.

Of the purchase price, approximately $16.5 million was recorded as customer related intangible assets to be amortized on a straight-line basis over 11.5 years.  In addition, $1.6 million was allocated to Akimeka’s trade name to be amortized on a straight-line basis over nine years.  The fair values assigned to the intangible assets acquired were based on estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.

(8) Goodwill

Changes in goodwill for the nine months ended September 30, 2010 are as follows (in thousands):
	IT, Energy and Management Consulting	Infrastructure	Total

Balance as of December 31, 2009	$13,287	$6,243	$19,530
Goodwill recorded during the year	14,719	-	14,719
Contingent consideration earned	1,400	-	1,400
Balance as of September 30, 2010	$29,406	$6,243	$35,649

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the second earn-out period ended on March 31, 2010. This resulted in a $1.4 million earn-out, which was recorded as goodwill during the first quarter of 2010 and paid to the sellers in May 2010. ICRC achieved certain financial performance targets for the third earn-out period ended on December 31, 2009. Additional goodwill of approximately $445 thousand was recorded as of December 31, 2009 and paid to the sellers in March 2010.

(9) Deferred Compensation Plan

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan (“DSC Plan”), to provide incentive and reward for our management team based on overall corporate performance. We maintain the underlying assets of the DSC Plan in a Rabbi Trust.  During the quarter ended September 30, 2010, we invested the assets held by the Rabbi Trust in both corporate owned life insurance (“COLI”) products and in mutual funds.  The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value.  The DSC Plan assets are included in other assets on the September 30, 2010 balance sheet.  The obligation to the participants in the DSC Plan is included in deferred compensation on the September 30, 2010 balance sheet.

(10) Lease Commitments

In November 2009, we signed an agreement to lease a new building with approximately 95,000 square feet of office space in Springfield, Virginia that will serve as our new executive and administrative headquarters beginning in the spring of 2012.  We issued a letter of credit under the lease agreement.  The letter of credit is held by the landlord as security for our performance of obligations under the lease agreement. Under the lease agreement, the landlord has the ability to draw upon the letter of credit during the construction period under certain conditions that are not within our control.  Amounts drawn on the letter of credit are not required to be maintained by the landlord in a separate bank account, which could lead to the funds from the letter of credit to be comingled with other funds of the landlord. Due to the lease agreement terms regarding the potential of the landlord drawing on the letter of credit, we are deemed by the accounting rules to be involved in the construction of the building and, therefore, we are considered the owner of the building for accounting purposes during the construction period.  During the quarter ended September 30, 2010, we recorded a construction asset and corresponding long-term liability of $16.4 million in connection with this lease, which represents the construction costs incurred by the landlord as of that date.

(11) Fair Value Measurements

The accounting standard for fair value measurements defines fair value, and establishes a market-based framework or hierarchy for measuring fair value.  The standard is applicable whenever assets and liabilities are measured at fair value. The unaudited consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, receivables, accounts payable, deferred supplemental compensation plan, deferred compensation and contingent consideration under the Akimeka acquisition).

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and the level they fall within the fair value hierarchy (in thousands):

Description of Financial Instrument	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in DSC Plan	Long-term asset	Level 1	$1,558

Deferred compensation liability related to the DSC Plan	Long-term liability	Level 2	$5,734

Earn-out obligation	Long-term liability	Level 3	$7,974

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We determined the fair value of the earn-out obligation related to the Akimeka acquisition by using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as selling, general and administrative expenses. There was no change in the fair value of the earn-out obligation between the acquisition date and September 30, 2010.

(12) Recent Accounting Pronouncements

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables.  The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables.  Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively  for  all  periods  presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption.  The guidance will be effective for us beginning on January 1, 2011, and will apply prospectively to multiple-element

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

arrangements entered into or materially modified after the adoption date.  We have determined the adoption of this guidance will not have a material impact on our financial statements.

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

Our business is managed under operating groups. Our Federal Group operations are conducted by our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group operations are conducted by our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group operations are conducted by our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B”), and, beginning August 19, 2010, our newly acquired wholly owned subsidiary Akimeka, LLC (“Akimeka”). Our Infrastructure Group operations are conducted by our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”).

Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Infrastructure.

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches and other government agencies.

CED - CED is dedicated to the management and execution of the U.S. Army CECOM's Rapid Response (“R2”) Program, which supports clients across DoD and the government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A large portion of our current work on this program is related to the U.S. military involvement in the Middle East and Asia. A substantial portion of our revenue on the R2 contract results from the pass through of subcontractor support services that have a low profit margin. The contract supporting the R2 Program is scheduled to expire in January 2011. In July 2010, we received one of several new multiple award omnibus contracts to continue work under the R2 replacement program known as Rapid Response-Third Generation (“R2-3G”)over a five-year period of performance, which is anticipated to include an undetermined amount of follow-on work from the original R2 contract in addition to potential new requirements.

RCV Modernization Program – We perform work on our R2 support contract for a program to provide maintenance work on U.S. Army Route Clearing Vehicles (“RCV”) in Kuwait. Discussions are ongoing to utilize the RCV facility and personnel to execute Mine Resistance Ambush Protected (“MRAP”) and other vehicle related maintenance efforts, but if we are unable to do so, the RCV program will end when the R2 contract expires in January 2011.

ELD - ELD provides full life cycle engineering, logistics, maintenance and refurbishment services to extend and enhance the life of existing equipment. ELD supports the U.S. Army and Army Reserve with core competencies in combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration and configuration management.

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

Treasury Seized Asset Program – FMD also provides management, maintenance, storage and disposal support for the U.S. Department of Treasury’s seized and forfeited general property program. We have performed this program under a cost plus incentive fee contract that contains certain conditions under which the incentive fee revenue is earned. The amount of incentive fee earned depends on our costs incurred on the contract compared to certain target cost levels specified in the contract. We recognize incentive fee when the amount is fixed or determinable and collectability is reasonably assured. We recognize a minimum incentive fee each quarter, and the remaining incentive fee after an assessment of actual costs compared to target costs is made annually pursuant to the contract. This assessment is performed after September 30 of each year, and we recognize the majority of incentive fee in the third quarter of each year.  The amount recorded in September 2010 was approximately $3.2 million as compared to approximately $3.3 million recorded in September 2009.  The recognition of this majority of the annual incentive fee in the third quarter of 2010 and 2009 has resulted in higher income levels for the third quarter as compared to other quarters during the year.

Our cost plus incentive fee contract to support this program ended September 30, 2010 and the Department of Treasury awarded us a seven-month interim contract for approximately $25.9 million to continue providing services under the program. The interim contract will allow the customer additional time to make an award decision on a successor contract. Additionally, we were awarded through our GLOBAL division a 10-year IDIQ contract in September 2010 with the Department of Justice, Bureau of Alcohol, Tobacco, Firearms, and Explosives (ATF) to provide similar services. The ATF contract represents a recompete win under a separate competition of the ATF portion of the Treasury Seized Asset Program. The interim contract and the ATF contract do not have the incentive fee terms that have resulted in earnings fluctuations on this program in the past and we do not expect such fluctuations associated with this program in future periods.

IT, Energy and Management Consulting Group – The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies.

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

Akimeka - We acquired Akimeka in August 2010 for an initial cash purchase price of approximately $32.3 million plus potential additional payments in future years if specified financial targets are achieved. For the year ended December 31, 2009, Akimeka had revenues of approximately $38 million and pretax income of approximately $6.5 million. Akimeka provides the Department of Defense’s health services and logistics sector with innovative IT solutions that meet high-priority challenges. The company has a technical team skilled at developing creative information technology (IT) health care solutions within government systems and protocols. Akimeka offers solutions in fields that include Medical Logistics, Medical Command and Control, E-health, Information Assurance, and Public Safety. Most of Akimeka’s customers are in the Military Health System.

Infrastructure Group – ICRC is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies. ICRC’s largest contract is with the U.S. Department of Transportation Maritime Administration for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The seasonal variability in Anchorage, Alaska and the work constraints imposed by the intermittent presence of endangered species result in fluctuations in revenues from the PIEP.

Concentration of Revenues (in thousands) For the Nine months ended September 30,

Source of Revenue	2010	%	2009	%
CED Assured Mobility Systems	$129,105	20	$102,844	14
GLOBAL FMS	95,432	14	72,043	9
RCV Modernization	50,030	8	62,751	8
ELD US Army Reserve	45,394	7	54,647	7
Treasury Seized Asset Program	37,790	6	34,988	5
PIEP Contract	34,869	5	26,607	4
Other	260,972	40	404,752	53

Total Revenues	$653,592	100	$758,632	100

The decline in the “Other” category in the table above is primarily attributable to a decline in our subcontractor work on CED task orders and FMD engineering and technical services task orders.

Management Outlook

While market conditions and certain contract activity are causing us to experience a decline in revenue in the current year, we continue to sharpen our focus on strategic efforts to improve profitability. A decline in work performed by our subcontractors that generated much of our revenue growth in prior years is the primary reason for the decrease in revenue. During the time that subcontractor work has declined, our direct labor services have increased and we are pursuing markets that offer potential for additional direct labor revenues with higher margins. Revenue from work performed by our employees, or direct labor revenue, typically has a higher profit margin than revenue generated from subcontractors, which generally has little or no associated profit. Our current mix of subcontract and direct labor work, and our move toward more profitable markets has increased our profit margins in 2010.

The acquisition of Akimeka represents a key initiative in our efforts to improve profitability. Almost all of Akimeka’s revenues are derived from services performed by their employees, with very little revenue derived from subcontractor services. The DoD health-related information technology services performed by Akimeka provide us with access to an expanding DoD market. Akimeka’s IT competencies are also needed in the federal civil health related agencies served by G&B. We continue to specialize in markets that position us as providers of in-demand services to our existing customers.

We began 2010 with 614 more employees than we began 2009. Including the addition of Akimeka employees that joined us in August 2010, we have added another 275 employees during the first three quarters of 2010.  Our total employee count was 2,809 as of September 30, 2010. These increases in employee count are supporting our targeted direct labor revenue increases and associated profit margin improvements.

Our new employees are primarily engaged in information technology, energy and management consulting, and work on DoD legacy systems sustainment services. We believe the government will continue to focus on these areas in the near future. There are indications of a shift in government spending to more services for energy, IT infrastructure, and health care IT, and we believe the composition of our workforce and the services we offer are well aligned with near term future government spending priorities. We expect efforts directed toward the growth of our work in these service areas will help offset declines in revenue from DoD-related subcontractor work.

We also know there are risks and uncertainties related to our business. Government spending priorities may continue to change and there is significant pressure on government budgets. The current administration is redefining “inherently governmental work” and is implementing a strategy of “in-sourcing” to move work from federal contractors into the government. Accordingly, the flow of work to federal contractors may be significantly impacted. We believe that most of our service offerings are not targeted by these federal cutbacks. Federal budget reductions will be aimed more towards large capital expenditure projects that may present additional opportunities related to our legacy sustainment offerings. The government is also striving for budget efficiencies from better IT infrastructure and information management, another area for which we are well positioned.

Bookings and Funded Backlog

Revenues in our industry depend on contract funding (“bookings”) and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the nine months ended September 30, 2010 and 2009, and funded contract backlog as of September 30, 2010 and 2009 is as follows:
	(in millions)
	2010	2009
Bookings	$673	$789
Revenues	$654	$759
Funded Contract Backlog	$493	$597

Continuing from last year and into this year, we have experienced a general delay in the funding and awarding of federal contracts.

Recent Accounting Pronouncements

In October 2009, the FASB revised its accounting guidance related to revenue arrangements with multiple deliverables.  The guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the individual deliverables.  Also, the guidance expands the disclosure requirements for revenue arrangements with multiple deliverables. The guidance will be effective for us beginning on January 1, 2011, and may be applied retrospectively  for  all  periods  presented or prospectively to arrangements entered into or materially modified after the adoption date.  Early adoption is permitted provided that the guidance is retroactively applied to the beginning of the year of adoption.  The guidance will be effective for us beginning on January 1, 2011, and will apply prospectively to multiple-element arrangements entered into or materially modified after the adoption date.  We have determined the adoption of this guidance will not have a material impact on our financial statements.

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

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Nine months ended September 30,
Contract Type	2010	%	2009	%
Cost-type	$182,754	28	$151,598	20
Time and materials	430,067	66	576,333	76
Fixed-price	40,771	6	30,701	4
	$653,592	100	$758,632	100

A significant portion of our time and materials revenues are from CED R2 Program task orders under which revenues result primarily from the pass through of subcontractor support services. These revenues have a lower profit margin than revenues generated by work performed by our employees.

Results of Operations

Our results of operations are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2010	2009	2010	2009	Months	Months
Revenues	$212,943	$263,068	$653,592	$758,632	$(50,125)	$(105,040)
Contract costs	200,248	250,144	621,538	727,393	(49,896)	(105,855)
Selling, general and administrative expenses	850	422	1,605	804	428	801
Operating income	11,845	12,502	30,449	30,435	(657)	14
Interest expense (income), net	61	3	75	(116)	58	191
Income before income taxes	11,784	12,499	30,374	30,551	(715)	(177)
Provision for income taxes	4,566	4,773	11,655	11,743	(207)	(88)
Net income	$7,218	$7,726	$18,719	$18,808	$(508)	$(89)

Our revenues decreased approximately $50 million, or 19%, for the three months ended September 30, 2010, as compared to the same period of 2009. Revenues decreased approximately $105 million, or 14%, for the nine months ended September 30, 2010, as compared to the same period of 2009. Revenues in our Federal and International Groups declined while revenues in our IT, Energy and Management Consulting and Infrastructure Groups increased during these periods.

Our operating income decreased approximately $657 thousand, or approximately 5% for the three months ended September 30, 2010, as compared to the same period of 2009. Operating income increased approximately $14 thousand for the nine months ended September 30, 2010, as compared to the same period of 2009. Operating income in our IT, Energy and Management Consulting Group increased while operating income in each of our other operating groups declined during these periods.

Changes in revenues and income are further discussed in the summaries of our group results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses increased for the three- and nine-month periods ended September 30, 2010 as compared to the same periods of 2009 due primarily to costs associated with our acquisition of Akimeka.

Our effective income tax rate for the nine months ended September 30, 2010 and 2009 was 38.4%.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2010	2009	2010	2009	Months	Months

Revenues	$103,274	$142,332	$361,795	$446,591	$(39,058)	$(84,796)

Operating income	$5,593	$6,046	$16,436	$16,966	$(453)	$(530)
Profit percentage	5.4%	4.2%	4.5%	3.8%

Revenues for our Federal Group decreased approximately $39 million and $85 million, or 27% and 19%, for the three- and nine-month periods ended September 30, 2010 as compared to the same periods for the prior year. The decreases in revenues for this segment resulted primarily from a decrease in CED revenues associated with work performed under our R2 contract of approximately $42 million and $101 million, for the three- and nine-month periods, respectively. Revenues associated with our ELD division equipment refurbishment services also declined approximately $6 million and $13 million for the three- and nine-month periods, respectively. The declines in revenues in this group were partially offset by revenue increases of approximately $5 million and $19 million for the three- and nine-month periods, respectively, associated with our FSS Division work on vehicles and equipment overseas and by revenue increases of approximately $4 million and $11 million for the three- and nine- month periods, respectively, associated with our SED Division engineering and design work.

Operating income for our Federal Group decreased approximately $453 thousand and $530 thousand, or 7% and 3%, respectively, for the three- and nine-month periods ended September 30, 2010, as compared to the same periods for the prior year. The changes in operating income for these periods are primarily due to: decreases in profits of approximately $3.5 million and $4.3 million, respectively, associated with the decline in CED revenues from our R2 Program; decreases in profits of approximately $2.2 million and $5.0 million, respectively, associated with the decline in revenues on our ELD equipment refurbishment services; increases in profits of approximately $989 thousand and $3.1 million, respectively, on our FSS division work attributable to the increased revenues in this division; and increases in profits of approximately $1.2 million and $2.4 million, respectively, on our SED division work. Profit margins in this group are increasing as revenues from our low margin subcontractor work on the R2 Program decline and revenues generated by our direct labor become a larger percentage of our overall revenues.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2010	2009	2010	2009	Months	Months

Revenues	$64,686	$88,675	$186,873	$226,098	$(23,989)	$(39,225)

Operating income	$3,688	$4,074	$7,571	$7,667	$(386)	$(96)
Profit percentage	5.7%	4.6%	4.1%	3.4%

Revenues for our International Group decreased approximately $24 million and $39 million, respectively, or 27% and 17%, for the three- and nine-month periods ended September 30, 2010, as compared to the same periods for the prior year. The decrease in revenues resulted from a decline of approximately $36 million and $71 million, respectively, in revenues for these periods primarily from FMD pass-through work provided on engineering and technical services task orders under the R2 contract. The revenue declines were partially offset by revenue increases on our GLOBAL Division services of approximately $9.5 million and $23.4 million, for the three- and nine-month periods, respectively; revenue increases on the CFT Program of approximately $1.7 million and $5.4 million for the three- and nine-month periods, respectively; and revenue increases on the Treasury Seized Asset Program of approximately $599 thousand and $2.8 million for the three- and nine-month periods, respectively.

Operating income for our International Group decreased approximately $386 thousand and $96 thousand, respectively, or 9% and 1%, for the three- and nine-month periods ended September 30, 2010, as compared to the same periods for the prior year. The changes in operating income are primarily due to: a decline in profits of approximately $366 thousand and $1 million, respectively, for these periods from the CFT Program; a decline in profits of approximately $187 thousand and $726 thousand, respectively, for these periods associated with the lower revenues from FMD services provided on engineering and technical services task orders; an increase in the profits of approximately $168 thousand and $972 thousand, respectively, for these periods on the Treasury Seized Asset Program; and an increase in profits of approximately $56 thousand and $839 thousand, respectively, for these periods from our GLOBAL Division work.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2010	2009	2010	2009	Months	Months

Revenues	$25,831	$19,377	$67,459	$54,702	$6,454	$12,757

Operating income	$3,534	$2,507	$7,968	$5,912	$1,027	$2,056
Profit percentage	13.7%	12.9%	11.8%	10.8%

Revenues for our IT, Energy and Management Consulting Group increased approximately $6.5 million and $12.8 million, respectively, or 33% and 23%, for the three- and nine-month periods ended September 30, 2010, as compared to the same periods for the prior year. The increase in revenues for these periods resulted from increases in the revenues of Energetics of approximately $2.1 million and $5.6 million, respectively, a decrease of approximately $155 thousand for the three-month period and an increase of approximately $2.7 million for the nine-month period in the revenues of G&B, and the inclusion of revenues of recently acquired Akimeka of approximately $4.5 million. Revenue increases in this group have been driven by increases in the direct labor workforce.

Operating income for this segment increased approximately $1 million and $2.1 million, respectively, or 41% and 35%, for the three- and nine-month periods ended September 30, 2010, as compared to the same periods for the prior year. The increased profits are primarily attributable to revenue increases, including revenue increases associated with the inclusion of Akimeka in our operating results.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2010	2009	2010	2009	Months	Months

Revenues	$19,152	$12,684	$37,465	$31,241	$6,468	$6,224

Operating (loss) income	$(73)	$294	$396	$635	$(367)	$(239)
Profit percentage	(0.4)%	2.3%	1.1%	2.0%

This segment consists of our ICRC subsidiary. Revenues for this group increased approximately $6.5 million and $6.2 million, respectively or 51% and 20%, for the three- and nine-month periods ended September 30, 2010, as compared to the same periods for the prior year. Operating income for this segment decreased approximately $367 thousand and $239 thousand, respectively, or 125% and 38%, for the three- and nine-month periods ended September 30, 2010, as compared to the same periods for the prior year. Changes in revenues and operating income for this segment are primarily attributable to revenue and profit activity on the PIEP. During 2010, the customer has funded the cost of certain work we have performed on this project, but has not funded any fees normally associated with this work pending resolution of environmental and technical issues impacting the work. Accordingly, we have not recognized fee for most of the work on this project performed in 2010 and this has caused the decreases in operating income for this segment. We are currently in discussions with our customer regarding resolution of the fee issue. If the fee on this work is funded for performance through September 30, 2010, the additional revenue and operating income will be approximately $1.0 million.

Financial Condition

Our financial condition did not change materially in the first nine months of 2010. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $6 million during the first nine months of 2010.

Cash provided by operating activities in the first nine months of 2010 decreased by approximately $9.4 million as compared to the same period of 2009. This resulted primarily from an increase of approximately $10.4 million in cash used in operating activities due to changes in the levels of operating assets and liabilities. Of the operating assets and liabilities, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of the government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from customers of the government in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

We used approximately $26.7 million more cash in investing activities in the first nine months of 2010 as compared to the same period of 2009. We used approximately $29.8 million of cash in 2010 related to our acquisition of Akimeka. Other investing activities consisted of purchases of property and equipment and earn-out payments associated with the acquisitions of ICRC and G&B when certain financial performance targets were achieved.

Cash provided by financing activities was approximately $19.2 million in the first nine months of 2010 compared to cash used for financing activities of approximately $7.3 million for the same period of 2009. This difference was primarily due to borrowing on our bank term loan to help finance our acquisition of Akimeka in 2010 as compared to 2009 when we paid down borrowings on our bank loan.

We paid quarterly cash dividends of $0.05 per share in each of the first two quarters of 2010, and a quarterly dividend of $0.06 per share in the third quarter of 2010.  Pursuant to our bank loan agreement,  our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

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

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies as we continue to seek opportunities for growth. The recording of a construction asset and corresponding long-term liability of $16.4 million related to the lease agreement signed in November 2009 (see note 10 of our financial statements) will not have an impact on our cash flows.

Our external financing consists of a loan agreement with a group of banks that provides us several types of financing. The loan agreement consists of a term loan, revolving loans, and letters of credit and expires in August 2013.

The term loan has monthly installments payable on a straight-line amortization schedule, with final payment due in August 2013. The amount of the term loan outstanding as of September 30, 2010 is $20 million. We pay interest on the term loan borrowings at a prime-based rate or an optional LIBOR-based rate.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2010 was $50 million and under the loan agreement we may elect to increase this maximum availability up to $75 million. This amount is subject to certain conditions, including a borrowing formula based on our billed receivables. We may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $5.0 million of letters of credit outstanding and no revolving loan amounts outstanding as of September 30, 2010. During the first nine months of 2010, the highest outstanding revolving loan amount was $16.5 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA), a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio that we were in compliance with at September 30, 2010.

	Maximum Ratio	Actual Ratio
Leverage Ratio	3.00 to 1	0.53 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.25 to 1	3.14 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	1.5 to 1	5.61 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. The amount borrowed is not large with respect to our cash flows and we believe that we will be able to pay down any bank loan borrowings in a relatively short time frame. Because of this, we do not believe that any adverse movement in interest rates would have a material impact on future earnings or cash flows. If we were to significantly increase our borrowings, future interest rate changes could potentially have a material impact on us.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION

Date: October 29, 2010	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Date: October 29, 2010	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)