Form 10-K
period 2010-12-31
VSE CORP
filed 2011-03-02
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Approximately $130.9 million as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.05 par value, 5,203,691 shares outstanding as of March 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 3, 2011, are incorporated by reference into Part III of this report.

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

VSE was incorporated in Delaware in 1959 and serves as a centralized management and consolidating entity for our business operations. Our business operations are managed under groups that perform our services. Our Federal Group consists of our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group consists of our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B") and, beginning August 19, 2010, our newly acquired wholly owned subsidiary Akimeka, LLC (“Akimeka”). Our Infrastructure Group consists of our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”). The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

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

(b)   Financial Information

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal, which generated approximately 53% of our revenues in 2010; 2) International, which generated approximately 30% of our revenues in 2010; 3) IT, Energy and Management Consulting, which generated approximately 11% of our revenues in 2010; and 4) Infrastructure, which generated approximately 6% of our revenues in 2010. Additional financial information for our reportable segments appears in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

	Revenues by Customer
	(Dollars in Thousands)
	Years ended December 31,
Customer	2010	%	2009	%	2008	%
U.S. Army/Army Reserve	$463,305	53.5	$555,238	54.7	$625,237	59.9
U.S. Navy	198,833	23.0	271,189	26.7	195,792	18.8
U.S. Air Force	13,303	1.5	13,839	1.4	10,720	1.0
Total - DoD	675,441	78.0	840,266	82.8	831,749	79.7

Department of
Transportation	51,497	6.0	35,722	3.5	89,873	8.6
Department of
U.S. Treasury	49,332	5.7	47,676	4.7	57,021	5.5
Department of Interior	29,810	3.4	29,275	2.9	19,156	1.8
Department of Energy	21,890	2.5	16,111	1.6	12,812	1.2
Other government	33,055	3.8	42,670	4.2	29,748	2.9
Total – Federal Civil Agencies	185,584	21.4	171,454	16.9	208,610	20.0

Commercial	5,011	0.6	2,919	0.3	3,376	0.3

Total	$866,036	100.0	$1,014,639	100.0	$1,043,735	100.0

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

Our contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by our own employees, from pass-through of costs for work performed by our subcontractors, and for materials. Revenues on cost-type contracts are recorded as allowable costs are incurred and fees are earned.

Revenues for time and materials contracts are recorded on the basis of allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits or losses on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Revenue recognition methods on fixed-price contracts vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered.

Backlog

Funded backlog for government contracts represents a measure of our potential future revenues. Funded backlog is defined as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our funded backlog as of December 31, 2010, is approximately $407 million. Funded backlog as of December 31, 2009 and 2008 was approximately $476 million and $567 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process.  Delays in this process, such as those experienced in 2010 and 2009, may temporarily diminish the availability of funds for ongoing and planned work.

In addition to the funded backlog levels, we have contract ceiling amounts available for use on multiple award, indefinite delivery, indefinite quantity contracts with DoD and Federal Civil agencies. While these contracts increase the opportunities available for us to pursue future work, the amount of future work is not determinable until delivery orders are placed on the contracts.  Frequently, these delivery orders are competitively awarded. Additionally, these delivery orders must be funded by the procuring agencies before we can perform work and begin generating revenues.

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

Personnel

Services are provided by our staff of professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2010, we had 2,897 employees, an increase from 2,534 as compared to December 31, 2009. Principal categories include (a) mechanics and vehicle and equipment technicians, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, (d) logisticians, and (e) construction and environmental specialists. The expertise required by our customers also frequently includes knowledge of government administrative procedures. Many of our employees have previously served as government employees or members of the U.S. Armed Forces.

Competition

The professional and technical services industry in which we are engaged is very competitive. Numerous other organizations, including large, diversified firms, have greater financial resources and larger technical staffs that are capable of providing the same services offered by us. Our lean operating model provides the agility and value necessary to remain competitive in our chosen markets.

Government agencies emphasize awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts that we currently perform were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order work through contracts awarded by General Services Administration (“GSA”). GSA provides a schedule of services at fixed prices that may be ordered outside of the solicitation process. We have nine GSA schedule contracts for different classes of services. There is no assurance regarding the level of work we may obtain under these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business, thereby intensifying competition.

The extent and range of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. We believe the principal competitive factors for our business are technical and financial qualifications, past performance and price.

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

The eventual expiration of large programs, or the loss of or disruption of revenues on a single contract, presents the potential for reduced revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. Our largest contract, the Rapid Response (“R2”) Program, expired in January 2011, adversely impacting our 2010 revenues as specific task orders under the R2 contract expired intermittently prior to the expiration date of the contract. Our mitigation efforts include moving some of the work previously performed under the R2 contract to other existing contracts and pursuing other contracts under which the work can be performed. We were also awarded a follow-on R2-3G contract; however, government administrative and funding issues have delayed awards under this program.

Uncertain and shifting federal government priorities could delay contract awards and funding and adversely affect our ability to continue work on our government contracts.

Our business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by political and administrative disagreements and inefficiencies within the government. The current federal procurement environment is unpredictable and could adversely affect our ability to perform work on new and existing contracts. Contract award and funding delays extend across the federal technical services industry. We experienced delays in contract awards and funding on our contracts during 2009 and 2010 that have impacted our ability to continue existing work and to replace expiring work.

The nature of our operations and significant increases in work performed by our employees in recent years present certain challenges related to work force management.

Our financial performance is heavily dependent on the abilities of our operating and administrative staffs with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wider diversity of contract types, nature of work, work locations, and increased legal and regulatory complexities challenges our administrative staff and skill sets more than in prior years. Also, the recent increases and geographical expansion in our operating workforce presents challenges for our quality of workforce, quality of work, safety, and labor relations compliance. The scale of our current and projected work in foreign countries is exposing us to new challenges associated with export compliance, local laws and customs, workforce issues, extended supply chain, and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, workplace accidents, and regulatory non-compliance.

Global economic conditions and political factors could adversely affect revenues on current programs.

Revenues from our programs for which work is performed in foreign countries are subject to political risks posed by the ongoing conflicts in the Middle East and potential terrorist activity. A significant amount of our revenues in recent years has resulted from the U.S. military involvement in Iraq and Afghanistan, and an end to or substantial reduction of such U.S. military involvement could cause a decrease in our revenues. Similarly, the current political unrest in Egypt or potential changes in the political landscapes in other countries could cause a decrease in our revenues. International tensions can also affect our work by FMD on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during those times. Adverse results arising from these global economic and political risks could have a material adverse impact on our results of operations.

Increased market competition resulting from decreases in government spending for contract services could affect our ability to sustain our revenue levels.

Continuing pressure on government budgets may significantly impact the flow of work to federal contractors, particularly new programs. Accordingly, competitor contractors that experience a loss of government work may tend to redirect their marketing efforts toward the types of work performed by us. This increase in competition for our service offerings could potentially affect our ability to win new work or to win successor contracts to continue work that is currently performed by us under expiring contracts.

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

A significant percentage of our contract work is performed by subcontractors, which are subject to government compliance, performance and financial risks. If unsatisfactory performance or compliance failure occurs on the part of subcontractors, we must bear the cost to remedy these deficiencies on our prime contracts.

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

We also provide services and products from approximately 41 leased facilities located near customer sites to facilitate communications and enhance project performance. These facilities are generally occupied under short-term leases and currently include a total of approximately 1.6 million square feet of office and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from several locations outside of the United States, generally at foreign shipyards or U.S. military installations.

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

Further, from time-to-time, government agencies investigate whether our operations are being conducted in accordance with applicable regulatory requirements.  Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future government contracting.  Government investigations often take years to complete and many result in no adverse action against us.  We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the three-month period ended December 31, 2010.

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

Name	Age	Position with Registrant

Tina B. Bailey	52	Vice President – Human Resources

Thomas G. Dacus	65	Executive Vice President and President, Federal Group

Maurice A. Gauthier	63	Director, Chief Executive Officer, President and Chief Operating Officer

Michael E. Hamerly	65	Executive Vice President and President, International Group

Randy W. Hollstein	54	Vice President – Sales and Marketing

William J. Jonas	58	Vice President - Procurement

Thomas M. Kiernan	43	Vice President, General Counsel and Secretary

James W. Lexo, Jr.	62	Executive Vice President, Strategic Planning and Business Initiatives

Thomas R. Loftus	55	Executive Vice President and Chief Financial Officer

Denise Manning	51	President, G&B Solutions Inc.

Nancy Margolis	55	President, Energetics Inc.

Carl E. Williams	58	President, Infrastructure Group

Crystal R. Williams	46	Vice President – Contracts

Mr. Gauthier joined VSE in April 2008 as Chief Executive Officer, President and Chief Operating Officer. He was elected as a VSE director by the Board in February, 2009. Mr. Gauthier completed a military career of over 28 years of service, retiring in 1997 as a Navy Captain and board certified Department of Defense Major Program Manager.  Mr. Gauthier worked for VSE from October 1997 through February 1999 as Vice President and Chief Technology Officer, and as Director of Strategic Planning and Business Development, before joining the Nichols Research Corporation Navy Group as its President. With the acquisition of Nichols Research Corporation by Computer Sciences Corporation (“CSC”) in 1999, Mr. Gauthier served as Vice President of CSC’s Advanced Marine Center. His most recent assignment with CSC was as Vice President and General Manager of CSC’s Navy and Marine Corps Business Unit where he was responsible for the overall leadership and financial performance of a 2,500-employee organization providing systems engineering, technical, information technology and telecommunications support to U.S. Navy and Marine Corps customers. Mr. Gauthier earned a Bachelor of Science degree from the U.S. Naval Academy. He received a Master of Science degree in Systems Engineering from the U.S. Naval Postgraduate School, Monterey, CA. He is a graduate of the Defense Acquisition University’s Defense Systems Management College and of the Advanced Executive Program and the International Marketing Program offered by the Kellogg Graduate School of Management at Northwestern University.

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

Mr. Jonas joined VSE in March of 2009 as Vice President of Procurement. He currently serves as Vice President of Supply Chain Management  Prior to joining VSE, Mr. Jonas served as co-founder and President of Comprehensive Contracting Services (“CCS”), which provides Program Management services to U.S. Government customers in the Intelligence community.  Prior to CCS, Mr. Jonas was Vice President, General Manager of the Health and Logistics division of IMC.  Mr. Jonas has also served as Vice President of Procurement with IAP Corporation and with Kellogg, Brown and Root, where he was responsible for the support of government support contracts.  He has held positions of responsibility with Raytheon Company as well as TRW Space and Electronics (now Northrop Grumman Corp.) where he spent 23 years in increasingly responsible roles.  Mr. Jonas earned a Juris Doctorate degree from Loyola Law School in Los Angeles and a Bachelor of Science degree in Business Administration from the University of Redlands.

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

Ms. Denise Manning became President of our wholly owned subsidiary G&B Solutions Inc. in 2010.  She has served as the COO for G&B since 2008, initially joining the company in 2002 as a Director responsible for service delivery. Prior to joining G&B, Ms. Manning was at Northrop Grumman for 18 years as a Program Director in the Enterprise Solutions organization. She also served as a Program Manager for Fairfax Imaging, Inc. and the Director of Project Management for BIAP Systems.  Ms. Manning graduated with a Computer Science degree from State University of New York System and is a certified project management professional (PMP).

Ms. Nancy Margolis became President of our wholly owned subsidiary Energetics Incorporated in May 2010. She joined Energetics Incorporated in 1984 and served as Vice President of the Science and Technology Division. Prior to joining Energetics, Ms. Margolis worked at ARINC Corporation from 1981-1984, focusing on power plant reliability.  She also worked as a chemist for Bethlehem Steel Corporation from 1977-1978. She holds a B.A. in Chemistry from Johns Hopkins University and an M.S. in Mechanical Engineering from the University of Maryland at College Park.

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

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low	Dividends

2009:
March 31	$48.44	$19.51	$0.045
June 30	31.50	23.42	0.050
September 30	41.52	24.53	0.050
December 31	49.00	37.00	0.050
For the Year	$49.00	$19.51	$0.195

2010:
March 31	$53.71	$41.16	$0.050
June 30	41.46	31.82	0.060
September 30	37.57	26.65	0.060
December 31	39.90	29.78	0.060
For the Year	$53.71	$26.65	$0.230

(b)Holders

As of February 7, 2011, VSE common stock, par value $0.05 per share, was held by approximately 269 stockholders of record.  The number of stockholders of record is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

(c)Dividends

In 2009 cash dividends were declared quarterly at the annual rate of $0.18 per share through March 31, 2009, and at the annual rate of $0.20 per share commencing June 2, 2009.

In 2010 cash dividends were declared quarterly at the annual rate of $0.20 per share through March 31, 2010, and at the annual rate of $0.24 per share commencing June 1, 2010.

Pursuant to our bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

(d)	Equity Compensation Plan Information

Compensation Plans

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors:  (i) the VSE Corporation 2004 Non-employee Directors Stock Plan (the “2004 Plan”) and (ii) the VSE Corporation 2006 Restricted Stock Plan (the “2006 Plan”).

As of December 31, 2010, 175,475 shares of VSE common stock were available for future issuance under the 2006 Plan.

In December 2005, the Board directed us to discontinue awarding options, both discretionary and nondiscretionary, under the 2004 Plan.  The options outstanding under the 2004 Plan and predecessor 1998 Stock Option Plan were not affected by this Board action.

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

Performance Graph Table

	2005	2006	2007	2008	2009	2010
VSE	100	81	235	190	219	162
NASDAQ Composite	100	112	125	74	107	126
Peer Group	100	110	176	129	132	154

ITEM 6.    Selected Financial Data

(In thousands, except per share data)

	Years ended December 31,

	2010	2009	2008	2007	2006

Revenues	$866,036	$1,014,639	$1,043,735	$653,164	$363,734

Net income	$23,687	$24,024	$19,040	$14,102	$7,789

Basic earnings per share	$4.56	$4.68	$3.75	$2.85	$1.64

Diluted earnings per share	$4.56	$4.67	$3.74	$2.82	$1.61

Cash dividends per common share	$0.23	$0.195	$0.175	$0.155	$0.14

	As of December 31,

	2010	2009	2008	2007	2006

Working capital	$54,569	$45,902	$24,179	$24,756	$25,646

Total assets	$288,426	$253,990	$275,966	$171,771	$98,535

Long-term debt	$11,111	$-	$-	$-	$-

Long-term lease obligations	$20,258	$1,100	$-	$-	$-

Stockholders' equity	$123,776	$101,310	$76,123	$56,376	$38,236

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition
     and Results of Operations

Executive Overview

Organization

Our business is focused on providing sustainment services for DoD legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Our operations consist primarily of diversified logistics, engineering, IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with government agencies and other government prime contractors.

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. Our Federal Group operations are conducted by our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group operations are conducted by our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group operations are conducted by our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B”), and, beginning August 19, 2010, our newly acquired wholly owned subsidiary Akimeka, LLC (“Akimeka”). Our Infrastructure Group operations are conducted by our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”).

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

CED - CED is dedicated to the management and execution of the U.S. Army CECOM's Rapid Response (“R2”) Program, which supports clients across DoD and the government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A substantial portion of our revenue on the R2 contract results from the pass through of subcontractor support services that have a low profit margin. A large portion of the work on this program is related to the U.S. military involvement in the Middle East and Asia. The contract supporting the R2 Program expired in January 2011. Significant revenue generating programs that we have performed under R2 Program delivery orders include: 1) the CED Army Equipment Support Program, expired in February 2009, under which we provided maintenance and logistics services in support of U.S. Army equipment in Iraq and Afghanistan; 2) the CED Assured Mobility Systems Program, expired in January 2011, under which we provided technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command (“TACOM”); and 3) the RCV Modernization Program, expired in January 2011, under which we performed maintenance work on U.S. Army Route Clearance Vehicles in Kuwait. In July 2010, we received one of several new multiple award omnibus contracts to continue work under the R2 replacement program known as Rapid Response-Third Generation (“R2-3G”) over a five-year period of performance. While the R2-3G contract gives us the opportunity to pursue follow-on work from the original R2 contract and new work, future revenue levels from this contract cannot be determined with certainty.

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

G&B - G&B is an information technology provider to many government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, and Defense; the Social Security Administration; the Pension Benefit Guaranty Corporation; and the National Institutes of Health. G&B’s core expertise lies in enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services and product and process improvement services.

Akimeka - We acquired Akimeka in August 2010 for an initial cash purchase price of approximately $33 million, which includes $725 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the affected employees provide service. As such, the initial cash purchase price was $32.3 million. Additional cash consideration of approximately $363 thousand was paid in December 2010 to the sellers based on the final working capital adjustment. Potential additional payments may be payable in future years if specified financial targets are achieved. For the year ended December 31, 2009, Akimeka had revenues of approximately $38 million and pretax income of approximately $6.5 million. Akimeka provides the Department of Defense’s health services and logistics sector with innovative IT solutions that meet high-priority challenges. Akimeka has a technical team skilled at developing creative information technology (IT) health care solutions within government systems and protocols. Akimeka offers solutions in fields that include Medical Logistics, Medical Command and Control, E-health, Information Assurance, and Public Safety. Most of Akimeka’s customers are in the Military Health System.

Infrastructure Group – This group consists of our ICRC subsidiary, which is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies. ICRC’s largest contract is with the U.S. Department of Transportation Maritime Administration for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). Seasonal variability at this location and work constraints imposed by the intermittent presence of endangered species and environmental and other factors result in fluctuations in revenues from the PIEP.

	Concentration of Revenues
	(in thousands)
	Years ended December 31,
Source of Revenues	2010	%	2009	%	2008	%
CED Assured Mobility Systems(R2)	$167,748	19	$144,375	14	$92,669	9
Global FMS	141,418	16	105,464	10	81,731	8
ELD US Army Reserve (R2)	61,064	7	70,287	7	30,233	3
FSS RCV Modernization (R2)	58,954	7	82,734	8	3,565	-
PIEP Contract	51,497	6	35,699	4	89,722	9
Treasury Seized Asset Program	47,008	6	45,090	4	55,218	5
CED Army Equipment Support	-	-	55,381	6	319,933	31
Other	338,347	39	475,609	47	370,664	35

Total Revenues	$866,036	100	$1,014,639	100	$1,043,735	100

Management Outlook

We have experienced challenges to our business operations during 2010 while achieving certain successes that offer promise for our future. Our most significant challenge has been the sustainment of revenue levels at a time when revenues of our R2 contract have declined. While this caused us to experience a decline in revenue in 2010, our successful efforts to improve our profit margins have helped us to defend our bottom line. We continue to sharpen our focus on strategic efforts to improve profitability by growing our core capabilities through increases in our direct labor workforce and  pursuing lines of business that are more profitable.

A decline in work performed by our subcontractors on the R2 program that generated much of our revenue growth in prior years is the primary reason for the decrease in revenue in 2010. During the time that subcontractor work has declined, our direct labor services have increased and we are pursuing markets that offer potential for additional direct labor revenues with higher margins. Revenue from work performed by our employees, or direct labor revenue, typically has a higher profit margin than revenue generated from subcontractors, which generally has little or no associated profit. Our current mix of subcontract and direct labor work, and our move toward more profitable markets has increased our profit margins in 2010.

The acquisition of Akimeka represents a key initiative in our efforts to improve profitability. Almost all of Akimeka’s revenues are derived from services performed by its employees, with very little revenue derived from subcontractor services. The DoD health-related information technology services performed by Akimeka provide us with access to an expanding DoD health-related market. Akimeka’s IT competencies are also needed in the federal civil health related agencies served by G&B. We continue to specialize in markets that position us as providers of in-demand services to our existing customers.

We began 2010 with 614 more employees than we began 2009. Including the addition of 209 Akimeka employees that joined us in August 2010, we added another 363 employees in 2010.  Our total employee count was 2,897 as of December 31, 2010. These increases in employee count are supporting our targeted direct labor revenue increases and associated profit margin improvements.

Our new employees are primarily engaged in information technology, energy and management consulting, and work on DoD legacy systems sustainment services. We believe the government will continue to focus on these areas in the near future. There are indications of a shift in government spending to more services for energy, IT infrastructure, and health care IT, and we believe the composition of our workforce and the services we offer are well aligned with near term future government spending priorities. We expect efforts directed toward the growth of our work in these service areas to help us replace declines in our DoD-related subcontractor work and sustain future revenue levels.

We also know there are risks and uncertainties related to our business. Government spending priorities may continue to change and there is significant pressure on government budgets. Accordingly, the flow of work to federal contractors may be significantly impacted. We believe that most of our service offerings are not targeted by any currently planned federal cutbacks. Federal budget reductions will likely be aimed more towards large capital expenditure projects that may present additional opportunities related to our legacy sustainment offerings. The government is also striving for budget efficiencies from better IT infrastructure and information management, another area for which we are well positioned. Nonetheless, Federal budget constraints are affecting the timeliness of awards in our markets.

In addition to U.S. domestic budget uncertainties, our business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through our contracts with the government. An economic slowdown in countries served under the GLOBAL FMS Program, failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program, or political unrest in a country in which work is performed could potentially affect our revenues. In any one year, a significant amount of our revenues may result from work on the FMS Program for a single foreign government. FMS Program services provided to Egypt have typically accounted for approximately $50 million to $60 million in revenue annually. Due to the shutdown of certain government services and to living and working environment dangers associated with severe domestic and political unrest in Egypt, most of our work efforts performed in Egypt on the FMS Program were suspended in January 2011. While we expect to resume working at our previous levels in Egypt when conditions have stabilized, we cannot determine with certainty the duration of this suspension of work or estimate the impact it may have on our financial operations.

Bookings and Funded Backlog

Revenues in government contracting businesses are dependent upon contract funding (“Bookings”) and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the years ended December 31, 2010, 2009 and 2008, and funded contract backlog as of December 31, 2010, 2009 and 2008 is as follows.

	(in millions)
	2010	2009	2008

Bookings	$799	$939	$1,189
Revenues	$866	$1,015	$1,044
Funded Backlog	$407	$476	$567

Rapid Response Program

Our R2 Program contract expired in January 2011. Most of the work on this contract, with the exception of some residual work effort remaining to be performed on previously issued delivery orders, has ended. We anticipate performing an undetermined amount of follow-on work from the original R2 contract and new work under our follow-on R2-3G contract. Given uncertain DoD work requirements and the potential to perform work under our other multiple award omnibus contracts, we cannot be certain of our level of participation on the R2-3G contract. We have not received any significant work orders on this contract to date. A substantial portion of revenues from our original R2 contract were from low profit margin subcontract work. We believe our efforts to replace subcontract work with direct labor will result in increases in our profit margins.

Other Programs and Contracts

FMS Program revenues in our GLOBAL division increased in both 2010 and 2009. While the current situation in Egypt presents a challenge to growth in this division for 2011, there is strong demand for FMS Program services to other client countries. The contract under which this work is performed is scheduled to expire in July 2011. We have submitted a bid on a successor contract to continue this program work.

Our ELD division has expanded its workforce, facilities, capacity to provide services, contractual coverage and funding since its inception. ELD revenues are primarily generated from direct labor. Our investment in facilities and personnel to support this work enhances our ability to serve DoD’s need for our equipment refurbishment and sustainment services. Prior to January 2011, a significant amount of ELD’s services were performed under an R2 contract delivery order. In January 2011, ELD was awarded a task order on our LOGWORLD omnibus contract with a base year and four one-year options having a potential value of $410 million to continue providing support services to its customers.

The U.S. Department of Treasury has awarded us an interim contract to continue providing services under our Treasury Seized Asset Program through April 2011. The interim contract will allow the customer additional time to make an award decision on a successor contract. We have submitted a bid on a successor contract to continue this program work.

The CFT Program contract gives us the opportunity to increase our sustainment and legacy services performed for the Air Force. This program is contributing to direct labor revenue increases in our FMD division. Revenues on this program for 2010 were approximately $23 million.

Our SED division was awarded a subcontract in 2009 to provide Vehicle Integration Kits (“VIKs”), spare VIK components, and engineering and installation support on tactical wheeled vehicles and combat vehicles for the U.S. Army and U.S. Marine Corps through a multiple award indefinite delivery/indefinite quantity contract under the Driver’s Vision Enhancer-Family of Systems (“DVE-FOS”) program. The subcontract has an anticipated ceiling value of approximately $190 million over a five-year period. Revenues on the DVE-FOS program for 2010 were approximately $13 million.

Our G&B subsidiary received two major awards in 2010. One award is a subcontract to provide information technology, product and service solutions in support of the National Oceanic and Atmospheric Administration’s (NOAA) NOAALink Program. While future revenues from this award cannot be determined with certainty, the prime contract is a multiple award contract with a ceiling value of $2.5 billion over 10 years. G&B also received a subcontract to provide Information Technology Support Services (ITSS) to the Social Security Administration (SSA). The prime contract is a multiple award contract with a ceiling value of $2.8 billion with a base period of one year and six one-year options. Both of these awards give us the potential to enhance G&B’s growth prospects in 2011 and future years.

Our Energetics subsidiary was awarded a three-year $21.7 million contract to support the U.S. Department of Energy (DOE), Office of Electricity Delivery and Energy Reliability (OE) in September 2010. This represents new work to Energetics.

Our ICRC subsidiary’s work on the PIEP Project in Anchorage, Alaska has continued to present challenges for us in 2010. Revenues increased significantly on this project in 2010. However, our customer has funded the cost of certain work we have performed, but has not funded fees normally associated with this work pending resolution of environmental and technical issues impacting the work, resulting in significantly lower profits on this program in 2010. Fees for this work performed in 2010 may be funded in 2011, which could result in increased profits in 2011. The amount of such fees is uncertain, but could potentially be up to $1.5 million.

We were awarded a GSA Logistics Worldwide (“LOGWORLD”) contract in 2009. This contract is available to all government agencies with an original five year base period, and options to extend the period of performance for up to 10 additional years. We have been awarded several task orders on this contract, including the $410 million task order awarded to ELD in January 2011. This contract is available to help support growth of our existing services.

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

Revenues by contract type for the years ended December 31 were as follows (in thousands):

Contract Type	2010 Revenues	%	2009 Revenues	%	2008 Revenues	%
Time and materials	$547,368	63.2	$761,644	75.1	$759,693	72.8
Cost-type	261,801	30.2	209,946	20.7	247,857	23.7
Fixed-price	56,867	6.6	43,049	4.2	36,185	3.5
	$866,036	100.0	$1,014,639	100.0	$1,043,735	100.0

A significant portion of our time and materials revenues are from CED R2 Program task orders under which revenues result primarily from the pass through of subcontractor support services. These revenues have a lower profit margin than revenues generated by work performed by our employees.

We will occasionally perform work at risk, which is work performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this “risk funding” as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. We provide for anticipated losses on contracts by a charge to income during the period in which losses are first identified. Revenues recognized in 2010 include approximately $4.2 million for which we had not received formalized funding as of December 31, 2010. We believe that we are entitled to reimbursement and will receive funding for all of this risk funding revenue.

Long-Lived Assets

In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Earn-out Obligations

In connection with acquisitions completed after January 1, 2009, the effective date of new accounting rules for business combinations, we estimate the fair value of any earn-out payments by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations are recognized in earnings in the period of the change through settlement.

In connection with acquisitions completed before January 1, 2009, payments made related to earn-out arrangements are recorded as goodwill.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. We perform our annual impairment test as of October 1. The annual impairment assessment requires us to estimate the fair value of our reporting units.  This estimation process involves the use of subjective assumptions. As of December 31, 2010, we had an aggregate of approximately $38.7 million of goodwill and intangible assets with indefinite lives associated with our acquisitions as follows:

Acquired Company	Goodwill and intangible assets with indefinite lives as of December 31, 2010 (in millions)
Energetics	$1.0
ICRC	8.0
G&B	14.6
Akimeka	15.1
Total	$38.7

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

Results of Operations
Revenues
 (dollars in thousands)
 Years ended December 31,
	2010	%	2009	%	2008	%
Federal Group
CED	$290,061	33.5	$440,165	43.4	$587,044	56.2
SED	36,989	4.3	28,338	2.8	26,520	2.5
ELD	65,896	7.6	79,256	7.8	43,954	4.2
FSS	61,714	7.1	38,079	3.7	7,999	0.8
Other	-	-	113	0.0	1,890	0.2
Group Total	454,660	52.5	585,951	57.7	667,407	63.9

International Group
GLOBAL	143,671	16.6	105,464	10.4	81,731	7.8
FMD	117,828	13.6	208,669	20.6	137,655	13.2
Other	-	-	1	0.0	635	0.1
Group Total	261,499	30.2	314,134	31.0	220,021	21.1

IT, Energy and Management Consulting Group
Energetics	29,778	3.4	22,482	2.2	19,161	1.8
G&B	52,723	6.1	51,309	5.1	30,664	3.0
Akimeka	12,005	1.4
Other	290	-	326	-	102	-
Group Total	94,796	10.9	74,117	7.3	49,927	4.8

Infrastructure Group
ICRC	55,081	6.4	40,437	4.0	106,380	10.2

Total	$866,036	100.0	$1,014,639	100.0	$1,043,735	100.0

Our revenues decreased by approximately $149 million or 15% for the year ended December 31, 2010 as compared to the prior year. The decline in revenues for this period resulted from decreases in revenues in our Federal Group of approximately $131 million and in our International Group of approximately $53 million; increases in revenues in our Infrastructure Group of approximately $15 million; and increases in revenues in our IT, Energy, and Management Consulting Group of approximately $20 million, including revenues attributable to the acquisition of Akimeka of approximately $12 million in 2010.

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

	Consolidated Statements of Income
	(dollars in thousands)
	Years ended December 31,
	2010	%	2009	%	2008	%
Revenues	$866,036	100.0	$1,014,639	100.0	$1,043,735	100.0
Contract costs	825,619	95.3	974,897	96.1	1,011,408	96.9
Selling, general and administrative expenses	2,204	0.3	1,263	0.1	1,193	0.1
Operating income	38,213	4.4	38,479	3.8	31,134	3.0
Interest (income) expense, net	180	-	(120)	-	(115)	-

Income before income taxes	38,033	4.4	38,599	3.8	31,249	3.0
Provision for income taxes	14,346	1.7	14,575	1.4	12,209	1.2

Net income	$23,687	2.7	$24,024	2.4	$19,040	1.8

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. As a percentage of revenues, these expenses varied little in 2010 and 2009 as compared to the respective prior years. The increase in these costs in 2010 is primarily attributable to costs associated with our acquisition of Akimeka.

Our operating income decreased by approximately $266 thousand or 1% in 2010 as compared to 2009. The decrease resulted primarily from: 1) decreased profits of approximately $679 thousand from lower revenues in our Federal Group; 2) decreased profits in our International Group of approximately $432 thousand; 3) increased profits in our IT, Energy and Management Consulting Group of approximately $2.9 million, including profits of approximately $1.6 million attributable to our acquisition of Akimeka in 2010; and 4) decreased profits in our Infrastructure Group of approximately $703 thousand.

Our operating income increased by approximately $7.4 million or 23% in 2009 as compared to 2008. The increase resulted primarily from: 1) increased profits from revenues in our Federal Group of approximately $3.2 million; 2) increased profits from revenues in our International Group of approximately $4.3 million; 3) increased profits from revenues in our IT, Energy and Management Consulting Group of approximately $4.2 million; and 4) decreased profits from revenues in our Infrastructure Group of approximately $2.5 million.

We had net interest expense in 2010 as compared to net interest income in 2009 and 2008 due to borrowing associated with our acquisition of Akimeka. Our net interest income increased in 2009 as compared to 2008 as profits from operations and resulting cash surpluses were invested.

Provision for Income Taxes

Our effective tax rates were 37.7% for 2010, 37.8% for 2009, and 39.1% for 2008.

Federal Group Results

The following table shows consolidated operating results for our Federal Group (in thousands).

	2010	%	2009	%	2008	%
Revenues	$454,660	100.0	$585,951	100.0	$667,407	100.0
Contract costs	434,008	95.5	564,628	96.4	649,149	97.3
Selling, general and administrative expenses	109	-	101	-	43	-
Operating income	20,543	4.5	21,222	3.6	18,215	2.7
Interest income, net	(31)	-	(89)	-	(379)	(0.1)
Income before income taxes	$20,574	4.5	$21,311	3.6	$18,594	2.8

Revenues for our Federal Group decreased approximately $131 million or 22% for the year ended December 31, 2010, as compared to the prior year. The decrease in revenues for 2010 was primarily attributable to the winding down of programs and expiration of delivery orders on our R2 program as this contract neared its conclusion. The decline in R2 program activity resulted in decreased Federal Group revenues of approximately $144 million in 2010. Revenues from our ELD equipment refurbishment services, decreased by approximately $13 million in 2010. These decreases were partially offset by a net increase in revenues of approximately $26 million from our other Federal Group activities.

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

Operating income for our Federal Group decreased by approximately $679 thousand or 3% for the year ended December 31, 2010 as compared to the prior year. The decrease in operating income is primarily due to a decrease in profits on our ELD equipment refurbishment services of approximately $6 million and a decrease in profits of approximately $916 thousand on R2 Program work, resulting from the revenue decreases. These decreases were partially offset by increased profits of approximately $6 million resulting from the revenue increases from our other Federal Group activities and from improved profit margins.

Operating income for our Federal Group increased by approximately $3.1 million or 17% for the year ended December 31, 2009 as compared to the prior year. The increase in operating income is primarily due to an increase in profits on our ELD equipment refurbishment services of approximately $8.4 million resulting from the increase in ELD revenues and an improvement in the profit margins, and an increase in profits of approximately $2.1 million on the RCV Modernization Program. These increases helped to replace a decrease in profits of approximately $4.7 million due to the completion of the TBPS program in 2008 and the resulting absence of this program from our operating results in 2009, and a decrease in profits of approximately $3.0 million associated with the expiration of the CED Army Equipment Support Program in February 2009. Profit margins also improved in 2009 as compared to the prior year due to an increased level of direct labor generated revenues, primarily in ELD, and a decline in lower margin subcontractor generated revenue in CED.

The Federal Group realized interest income from cash invested in 2010, 2009, and 2008. During these years, we benefited from efficient cash flow cycles on certain CED task order work.

International Group Results

The following table shows consolidated operating results for our International Group (in thousands).

	2010	%	2009	%	2008	%
Revenues	$261,499	100.0	$314,134	100.0	$220,021	100.0
Contract costs	251,820	96.3	303,972	96.8	214,146	97.3
Selling, general and administrative expenses	106	-	157	-	46	-
Operating income	9,573	3.7	10,005	3.2	5,829	2.7
Interest expense, net	197	0.1	436	0.1	110	0.1
Income before income taxes	$9,376	3.6	$9,569	3.0	$5,719	2.6

Revenues for our International Group decreased approximately $53 million or 17% for the year ended December 31, 2010, as compared to the same period for the prior year. The decrease in revenues resulted from a decrease of approximately $100 million in the level of FMD services provided on engineering and technical services task orders. This revenue decrease was partly offset by an increase in revenues of approximately $38 million from services performed by our GLOBAL division, and revenue increases from our other International Group activities.

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

Operating income for our International Group decreased by approximately $432 thousand or 4% for the year ended December 31, 2010, as compared to the prior year. The decrease is primarily due to a decrease in profits of approximately $1.5 million from the decreased level of FMD services provided on engineering and technical services task orders, and a decrease in profits of approximately $1.2 million on the CFT Program. These decreases were partially offset by an increase in profits of approximately $1.3 million from the increase in revenues from our GLOBAL division, and an increase in profits of approximately $1 million associated with activity on our Treasury Seized Asset Program.

Operating income for our International Group increased by approximately $4.3 million or 73% for the year ended December 31, 2009, as compared to the prior year. The increase is primarily due to an increase in profits of approximately $2.3 million on the Treasury Seized Asset Program resulting from an increase in incentive fees earned associated with re-negotiated target cost levels; an increase in profits of approximately $621 thousand from the increased level of FMD services provided on engineering and technical services task orders; and an increase in profits of approximately $487 thousand from the increase in revenues on the CFT Program.

Our International Group had net interest expense in 2010, 2009 and 2008. Interest income and expense vary from year to year due to growth in work performed and to normal fluctuations in our billing and collections cycle.

IT, Energy and Management Consulting Group Results

The following table shows consolidated operating results for our IT, Energy and Management Consulting Group (in thousands).

	2010	%	2009	%	2008	%
Revenues	$94,796	100.0	$74,117	100.0	$49,927	100.0
Contract costs	84,225	88.8	66,344	89.5	45,148	90.4
Selling, general and administrative expenses	345	0.4	406	0.5	375	0.8
Operating income	10,226	10.8	7,367	9.9	4,404	8.8
Interest income, net	(49)	(0.1)	(35)	-	(198)	(0.4)
Income before income taxes	$10,275	10.8	$7,402	10.0	$4,602	9.2

Our acquisitions of G&B in April 2008 and Akimeka in August 2010 have had a significant impact on the operating results of this segment over the past three years. G&B revenues and profits are included in this segment for 12 months in 2010 and 2009 and 8½ months in 2008. Akimeka revenues and profits are included in this segment beginning in August 2010. The inclusion of G&B and Akimeka revenues and profits in this segment for different lengths of time in each year is the primary reason for significant increases to the segment’s revenues and profits in 2010 and 2009.

Revenues for our IT, Energy and Management Consulting Group increased by approximately $21 million for the year ended December 31, 2010, as compared to the prior year. Operating income for this segment increased by approximately $2.9 million for the year ended December 31, 2010, as compared to the prior year. Approximately $12 million of the revenue increase and $1.6 million of the profit increase is attributable to the inclusion of Akimeka’s results in this segment beginning in August 2010. Increases in Energetics’ revenues of approximately $7 million and Energetics profits of approximately $2 million contributed to the increases in this segment in 2010. G&B’s revenue increased approximately $1.4 million in 2010.

Revenues for our IT, Energy and Management Consulting Group increased by approximately $24 million for the year ended December 31, 2009, as compared to the prior year. Operating income for this segment increased by approximately $3.0 million for the year ended December 31, 2009, as compared to the prior year. Approximately $14 million of the revenue increase and $1.4 million of the profit increase is attributable to the inclusion of G&B’s results in this segment for a full year in 2009 as compared to 8½ months in 2008. Approximately $7 million of the revenue increase and $1.2 million of the profit increase is attributable to additional contract awards for G&B and increases in G&B’s employee workforce in 2009. Increases in Energetics’ revenues of approximately $3 million and Energetics profits of approximately $481 thousand also contributed to the increases in this segment in 2009.

Our IT, Energy and Management Consulting Group realized interest income from cash invested in 2010, 2009, and 2008. Interest income and expense vary from year to year due to growth in work performed and to normal fluctuations in our billing and collections cycle.

Infrastructure Group

The following table shows consolidated operating results for the Infrastructure Group (in thousands).

	2010	%	2009	%	2008	%
Revenues	$55,081	100.0	$40,437	100.0	$106,380	100.0
Contract costs	54,591	99.1	39,313	97.2	102,131	96.0
Selling, general and administrative expenses	217	0.4	148	0.4	154	0.1
Operating income	273	0.5	976	2.4	4,095	4.0
Interest income, net	(19)	-	(14)	-	(72)	-
Income before income taxes	$292	0.5	$990	2.4	$4,167	3.9

This segment consists of our ICRC subsidiary. Revenues increased by approximately $15 million or 38% for the year ended December 31, 2010, as compared to the prior year. Operating income for this segment decreased by approximately $703 thousand or 72% for the year ended December 31, 2010, as compared to the prior year.

Changes in revenues and operating income for this segment are primarily attributable to revenue and profit activity on the PIEP. During 2010, the customer funded the cost of certain work we performed on this project, but has not funded fees normally associated with this work pending resolution of environmental and technical issues impacting the work. Accordingly, we have not recognized fee for most of the work on this project performed in 2010 and this has caused the decreases in operating income for this segment. We are currently in discussions with our customer regarding resolution of the fee issue. If the fee on this work is funded for performance through December 31, 2010, the additional revenue and operating income could be as high as approximately $1.5 million.

Revenues decreased by approximately $66 million or 62% for the year ended December 31, 2009, as compared to the prior year. Operating income for this segment decreased by approximately $3.1 million or 74% for the year ended December 31, 2009, as compared to the prior year.

Certain environmental, technical and weather issues near the site on which ICRC conducts its POA Project work caused temporary work schedule delays in 2009. These delays had a negative impact on 2009 revenues and profits, with revenues from the PIEP work decreasing by approximately $54 million and profits from the POA Project decreasing by approximately $2.8 million. The environmental and technical issues were not caused by the work conducted by ICRC, but ICRC was required to comply with changes and delays from environmental restrictions, endangered species declarations and delays due to permit application requirements, permit conditions that slow the field work to best mitigate environmental impacts, and the study, review, and approval of certain technical issues by the client prior to moving planned work forward.

We also transferred certain work performed by ICRC prior to 2009 to our other groups to better align the work or the customers served with our longer term corporate level strategies. Specifically, information technology services work was transferred to our IT, Energy and Management Consulting Group and certain U. S. Army vehicle work was transferred to our Federal Group. The decreases in our Infrastructure Group’s revenues and profits in 2009 that are not attributable to the decrease in PIEP work are primarily the result of transferring work to our other groups.

Financial Condition

Our financial condition did not change materially during 2010. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers. Additionally, accounting rules require us to record an asset and a liability on our balance sheet as a non-cash transaction associated with the lease of our future headquarters office building currently under construction.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $2.3 million during 2010.

Cash provided by operating activities decreased by approximately $6.6 million in 2010 as compared to 2009. The decrease is attributable to a decrease of approximately $337 thousand in cash provided by net income, an increase of approximately $1.5 million from an increase in depreciation and amortization and other non-cash operating activities, and a decrease of approximately $7.8 million due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of government services ordered, the timing of billings received from subcontractors and materials vendors to fulfill these services, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in our investing activities in 2010 increased by approximately $26.4 million as compared to 2009. This was primarily due to cash payments of approximately $30.2 million related to the acquisition of Akimeka in 2010.

Cash of approximately $16.6 million was provided by financing activities in 2010 as compared to cash used for financing activities of approximately $6.7 million in 2009. This difference was primarily due to borrowings on our bank loan in 2010 to finance our acquisition of Akimeka.

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

We paid quarterly cash dividends totaling $0.22 per share during 2010. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies. Our acquisitions of G&B in 2008 and Akimeka in 2010 required a significant use of our cash. We continue to seek opportunities for growth through strategic acquisitions and such potential acquisitions could require the use of our future cash flows.

Our external financing consists of a loan agreement with a group of banks that provides us several types of financing. The loan agreement consists of a term loan, revolving loans, and letters of credit and expires in August 2013.

The term loan has monthly installments payable on a straight-line amortization schedule, with final payment due in August 2013. The amount of the term loan outstanding as of December 31, 2010 is approximately $17.8 million. We pay interest on the term loan borrowings at a prime-based rate or an optional LIBOR-based rate.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2010 was $50 million and under the loan agreement we may elect to increase this maximum availability up to $75 million. This amount is subject to certain conditions, including a borrowing formula based on our billed receivables. We may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $6.9 million of letters of credit outstanding and no revolving loan amounts outstanding as of December 31, 2010. During 2010, the highest outstanding revolving loan amount was $16.5 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA), a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio that we were in compliance with at December 31, 2010.

	Maximum Ratio	Actual Ratio
Leverage Ratio	3.00 to 1	0.53 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.25 to 1	2.68 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	1.5 to 1	6.02 to 1

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

Contractual Obligations

The following table shows our consolidated contractual obligations as of December 31, 2010 (in thousands):

                             Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-term debt	$17,778	$6,667	$11,111	$-	$-
Operating leases, net of non-cancelable sublease income	28,503	7,805	12,345	6,369	1,984
Corporate headquarters lease	67,538	-	6,202	7,843	53,493
Purchase obligations	378	378	-	-	-
Total	$114,197	$14,850	$29,658	$14,212	$55,477

Operating lease commitments are primarily for our principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs. We also have some equipment and software leases that are included in these amounts.

In 2009, we signed a 15-year lease agreement that begins in the Spring of 2012 for a new executive and administrative headquarters. Our current headquarters lease expires in April 2013.

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

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our bank loan provides available borrowing to us at variable interest rates. The amount borrowed is not large with respect to our cash flows and we believe that we will be able to pay down any bank loan borrowings in a relatively short time frame. Because of this, we believe that there is a low risk that any adverse movement in interest rates would have a material impact on future earnings or cash flows. If we were to significantly increase our borrowings, future interest rate changes could potentially increase this risk.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
March 2, 2011

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,764	$8,024
Receivables, principally U.S. Government, net	156,938	175,185
Deferred tax assets	1,602	2,036
Other current assets	9,552	7,979
Total current assets	173,856	193,224

Property and equipment, net	42,315	24,683
Intangible assets	25,003	9,336
Goodwill	36,282	19,530
Deferred tax assets	838	-
Other assets	10,132	7,217
Total assets	$288,426	$253,990

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,667	$-
Accounts payable	75,724	112,995
Accrued expenses	36,584	34,069
Dividends payable	312	258
Total current liabilities	119,287	147,322

Long-term debt	11,111	-
Deferred compensation	6,034	3,934
Long-term lease obligations	20,258	1,100
Deferred income taxes	-	324
Other liabilities	7,960	-
Total liabilities	164,650	152,680

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,193,891 and 5,170,190, respectively	260	258
Additional paid-in capital	15,692	15,720
Retained earnings	107,824	85,332
Total stockholders’ equity	123,776	101,310
Total liabilities and stockholders’ equity	$288,426	$253,990

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2010	2009	2008

Revenues	$866,036	$1,014,639	$1,043,735
Contract costs	825,619	974,897	1,011,408
Selling, general and administrative expenses	2,204	1,263	1,193
Operating income	38,213	38,479	31,134
Interest expense (income), net	180	(120)	(115)
Income before income taxes	38,033	38,599	31,249
Provision for income taxes	14,346	14,575	12,209
Net income	$23,687	$24,024	$19,040

Basic earnings per share:	$4.56	$4.68	$3.75

Basic weighted average shares outstanding	5,189,263	5,128,344	5,072,131

Diluted earnings per share:	$4.56	$4.67	$3.74

Diluted weighted average shares outstanding	5,189,263	5,146,347	5,096,186

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in thousands except per share data)

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2007	5,053	$253	$11,963	$44,160	$56,376

Net income for the year	-	-	-	19,040	19,040
Stock-based compensation	14	1	955	-	956
Exercised stock options	32	1	324	-	325
Excess tax benefits from share-based payment arrangements	-	-	315	-	315
Dividends declared ($0.175)	-	-	-	(889)	(889)
Balance at December 31, 2008	5,099	255	13,557	62,311	76,123

Net income for the year	-	-	-	24,024	24,024
Stock-based compensation	32	1	1,234	-	1,235
Exercised stock options	39	2	432	-	434
Excess tax benefits from share-based payment arrangements	-	-	497	-	497
Dividends declared ($0.195)	-	-	-	(1,003)	(1,003)
Balance at December 31, 2009	5,170	258	15,720	85,332	101,310

Net income for the year	-	-	-	23,687	23,687
Stock-based compensation	24	2	1,035	-	1,037
Other	-	-	(1,063)	-	(1,063)
Dividends declared ($0.23)	-	-	-	(1,195)	(1,195)
December 31, 2010	5,194	$260	$15,692	$107,824	$123,776

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$23,687	$24,024	$19,040
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,937	7,622	5,437
Loss (gain) on sale of property and equipment	77	(157)	10
Deferred taxes	(728)	558	1,241
Stock-based compensation	1,705	1,235	956
Excess tax benefits on stock-based compensation	-	(497)	(315)
Changes in operating assets and liabilities,
net of impact of acquisitions:
Receivables, net	26,061	31,532	(66,928)
Other current assets and noncurrent assets	(4,396)	949	(8,318)
Accounts payable and deferred compensation	(35,682)	(43,145)	65,513
Accrued expenses	(1,818)	2,126	5,868
Long-term lease obligations	(42)	378	72
Other liabilities	(14)	(240)	349

Net cash provided by operating activities	17,787	24,385	22,925

Cash flows from investing activities:
Purchases of property and equipment	(4,805)	(8,775)	(10,103)
Proceeds from the sale of property and equipment	170	141	87
Cash paid for acquisition, net of cash acquired	(30,204)	-	(17,129)
Contingent consideration payments	(1,845)	(1,646)	(1,624)

Net cash used in investing activities	(36,684)	(10,280)	(28,769)

Cash flows from financing activities:
Borrowings on loan arrangement	174,926	204,649	245,864
Repayments on loan arrangement	(157,148)	(211,325)	(239,269)
Dividends paid	(1,141)	(974)	(862)
Excess tax benefits on stock-based compensation	-	497	315
Proceeds from the exercise of stock options	-	434	325

Net cash provided by (used in) financing activities	16,637	(6,719)	6,373

Net (decrease) increase in cash and cash equivalents	(2,260)	7,386	529
Cash and cash equivalents at beginning of year	8,024	638	109
Cash and cash equivalents at end of year	$5,764	$8,024	$638

Supplemental cash flow disclosures (in thousands):

Cash paid for:
Interest	$359	$119	$214
Income taxes	$15,466	$15,729	$10,919

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

(1)  Nature of Business and Significant Accounting Policies

Nature of Business

The term “VSE,” the “Company,” “us,” “we,” or “our” means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Our operations consist primarily of diversified logistics, engineering, IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our unincorporated divisions and wholly owned subsidiaries. Our active, unincorporated divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), and beginning August 19,2010, our newly acquired subsidiary Akimeka, LLC (“Akimeka”). All intercompany transactions have been eliminated in consolidation.

Reclassifications

During the first quarter of 2010, we elected to change the presentation of the accompanying Consolidated Statements of Income to report “operating income” instead of using “gross profit” terminology.  This change was only a wording change and did not impact any of the amounts previously reported in the accompanying consolidated statements of income for the years ended December 31, 2009 and 2008.  We also elected to reclassify our long-term lease obligations of $1.1 million at December 31, 2009 from other liabilities to long-term lease obligations to conform to the December 31, 2010 presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, self-insured health claims and earn-out obligations.

Stock-Based Compensation

     We account for share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The compensation expense, included in contract costs, is amortized on a straight-line basis over the requisite service period. See Note 9 for further discussion of our stock-based compensation plans and related activity.

Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.  Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS due to anti-dilution for the years ended December 31, 2010, 2009 and 2008. There were no outstanding stock options at December 31, 2010.

	Years Ended December 31,
	2010	2009	2008
Basic weighted average common shares outstanding	5,189,263	5,128,344	5,072,131

Effect of dilutive options	-	18,003	24,055

Diluted weighted average common shares outstanding	5,189,263	5,146,347	5,096,186

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of computer equipment and furniture is provided principally by the straight-line method over periods of three to nine years. Depreciation of other equipment is provided principally by the double-declining method over periods of five to ten years. Depreciation of buildings and land improvements is generally provided principally by the straight-line method over periods of approximately 20 to 30 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

We signed a lease in November 2009 for a building that will serve as our headquarters beginning in the Spring of 2012. Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting regulations.  We recorded an asset and corresponding long-term liability of $19.2 million at December 31, 2010 in connection with this lease. See Note 11 for further discussion.

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables.  Contracts with the government either as a prime or subcontractor, accounted for approximately 99% of revenues for each of the years ended December 31, 2010, 2009, and 2008. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including assets of the deferred compensation plan and debt, approximate book value.

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

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency.  Our indirect cost rates have been audited and approved for 2005 and prior years with no material adjustments to our results of operations or financial position.  While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations or financial position.

Receivables and Allowance for Doubtful Accounts

Receivables are recorded at face value less an allowance for doubtful accounts.  We review our receivables regularly to determine if there are any potentially uncollectible accounts.  The majority of our receivables are from agencies of the government, where there is minimal credit risk.  We record allowances for bad debt as a reduction to receivables and an increase to bad debt expense. We assess the adequacy of these reserves by considering general factors, such as the length of time individual receivables are past due and historical collection experience.

Deferred Compensation Plans

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan (“DSC Plan”), to provide incentive and reward for certain management team employees based on overall corporate performance. We maintain the underlying assets of the DSC Plan in a Rabbi Trust.  During 2010 we invested the assets held by the Rabbi Trust in both corporate owned life insurance (“COLI”) products and in mutual funds.  The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value.  The DSC Plan assets are included in other assets and the obligation to the participants is included in deferred compensation on the accompanying balance sheets.

Deferred compensation plan expense recorded as contract costs in the accompanying consolidated statements of income for the years ended December 31, 2010, 2009, and 2008 was approximately $1.9 million, $1.7 million, and $1.4 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment to be held and used. We review the carrying values of long-lived assets other than goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value. No impairment charges were recorded in the years ended December 31, 2010, 2009 and 2008.

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

In the accompanying consolidated statements of income, we classify interest expense related to unrecognized tax benefits as interest income, net and any penalties in selling, general and administrative expenses. No interest or penalties related to unrecognized tax benefits were recorded in 2010, 2009 or 2008.

Goodwill

Goodwill is reviewed for impairment annually or more frequently if potential interim indicators are identified.  We test for impairment using a two-step approach at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the unit exceeds its estimated fair value, a second step is performed to measure the amount of impairment loss, if any.  Based on the analyses we performed as of October 1, 2010 and October 1, 2009, we found no impairment in the carrying value of goodwill.

Intangibles

     Intangible assets consist of the value of contract-related intangible assets and trade names acquired in acquisitions (see Notes 5 and 6). We amortize on a straight-line basis intangible assets acquired as part of acquisitions over their estimated useful lives unless their useful lives are determined to be indefinite.  The amounts we record related to acquired intangibles are determined from independent valuations.  Our contract-related intangibles are amortized over their estimated useful lives of approximately 5 to 12 years with a weighted-average life of approximately 9.4 years as of December 31, 2010.  Generally, our trade names have indefinite lives.  We have one trade name that is amortized over an estimated useful life of nine years.  The weighted-average life for all amortizable intangible assets is approximately 9.4 years as of December 31, 2010.

(2)  Receivables

The components of receivables as of December 31, 2010 and 2009, were as follows (in thousands):
	2010	2009

Billed	$40,494	$50,410
Unbilled (principally December work billed in January)	116,444	124,775
Total receivables, net	$156,938	$175,185

The unbilled balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $4.2 million and $841 thousand as of December 31, 2010, and 2009, respectively.

(3)  Other Current Assets and Other Assets

At December 31, 2010 and 2009, other current assets primarily consisted of vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses, deferred compensation plan assets and prepaid maintenance agreements. At December 31, 2010 and 2009, other assets primarily consisted of deferred compensation plan assets, cash surrender value of life insurance policies and an acquired software license.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Buildings and building improvements	$26,031	$6,573
Computer equipment	18,019	14,323
Furniture, fixtures, equipment and other	12,169	12,108
Leasehold improvements	6,126	5,968
Land and land improvements	2,834	3,084
	65,179	42,056
Less accumulated depreciation and amortization	(22,864)	(17,373)
Total property and equipment, net	$42,315	$24,683

Depreciation and amortization expense for property and equipment for the years ended December 31, 2010, 2009 and 2008 was approximately $6.4 million, $5.6 million and $3.6 million, respectively.

In November 2009, we signed an agreement to lease a new building that will serve as our new headquarters beginning in the Spring of 2012.  Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting regulations.  We recorded an asset and corresponding long-term liability of $19.2 million at December 31, 2010 in connection with this lease, which is included in the 2010 amount for “Buildings and building improvements” in the table above (see Note 11).

(5)  Acquisitions

Akimeka, LLC

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

Cash paid at closing was $33 million, which includes $725 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service.  As such, the initial cash purchase price was $32.3 million.  Additional cash consideration of approximately $363 thousand was paid in December 2010 to the sellers based on the final working capital adjustment. Akimeka's results of operations are included in the accompanying consolidated financial statements beginning August 19, 2010.  Akimeka had revenues of approximately $12 million and operating income of approximately $898 thousand, after amortization of intangible assets and retention bonuses of approximately $747 thousand, from the acquisition date through December 31, 2010.

We accounted for the acquisition of Akimeka under the acquisition method of accounting.  We recorded assets acquired and liabilities assumed at their fair values as of the acquisition date.  Acquisition-related transaction costs of approximately $800 thousand, which included legal, accounting, bank fees and other external costs directly related to the acquisition, are included in selling, general and administrative expenses on the accompanying statements of income. All of these transactions costs were incurred during 2010.

We may be required to make additional payments of up to $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets.  The maximum earn-out obligation is $4.0 million, $3.5 million and $3.5 million for the years ending December 31, 2011, 2012 and 2013, respectively.  Included in other liabilities on the December 31, 2010 balance sheet is an earn-out liability of approximately $8 million which represents our estimate of the present value of the earn-out obligation.  We estimated the fair value by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of the change through settlement. We recorded an adjustment of approximately $167 thousand related to the change in the fair value of the earn-out obligations during the fourth quarter ended December 31, 2010 as a reduction of contract costs and other liabilities.

Under the acquisition method of accounting, the total purchase price was allocated to Akimeka’s net assets based on their estimated fair value as of August 19, 2010.  We recorded the excess of the purchase price over the acquired net assets as goodwill.  We allocated the purchase price as follows (in thousands):

Fair
Description	Value
Cash	$2,434
Other current assets	7,992
Property and equipment	263
Intangibles – customer related	16,530
Intangibles – trade name	1,570
Other assets	29
Current liabilities	(3,288)

Net identifiable assets acquired	25,530
Goodwill	15,082

Total consideration	$40,612

Cash consideration	$32,638
Acquisition date fair value of earn-out obligation	7,974
Total consideration	$40,612

The amount of goodwill recorded for the Akimeka acquisition as of the acquisition date was approximately $14.7 million and reflects the strategic move to strengthen our IT offerings, particularly in the sector of health IT. The additional payment to the sellers of approximately $363 thousand based on the final working capital adjustment was recorded as goodwill in December 2010 resulting in total goodwill of approximately $15.1 million. The goodwill recognized is expected to be deductible for income tax purposes.

Of the purchase price, approximately $16.5 million was recorded as customer related intangible assets to be amortized on a straight-line basis over 11.5 years.  In addition, approximately $1.6 million was allocated to Akimeka’s trade name to be amortized on a straight-line basis over nine years.  The fair values assigned to the intangible assets acquired were based on estimates, assumptions, and other information compiled by management that utilized established valuation techniques.

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

Under the terms of the acquisition, we are required to make additional payments of up to $4.2 million over a three-year post-closing period if G&B achieves certain financial performance targets. Approximately $1.4 million per year was paid to the seller in 2009 and 2010, based on G&B’s performance during the respective earn-out periods.  The payments were recorded as goodwill. The subsequent earn-out payment period is April 1, 2010 to March 31, 2011.  If earned and paid, such additional purchase price consideration will be recorded as goodwill on the consolidated balance sheets.  The results of G&B’s operations are included in the accompanying consolidated financial statements beginning as of April 14, 2008.

Integrated Concepts and Research Corporation

On June 4, 2007, we acquired all of the capital stock of ICRC for approximately $11.8 million.  Potential additional cash payments of up to approximately $5.8 million under earn-out provisions are contingent on meeting certain financial targets during the first six years.

Based on ICRC’s performance total earn-out of approximately $2.6 million were paid through December 31, 2009 and were recorded as additional goodwill.  Additional goodwill and a corresponding liability of approximately $270 thousand were recorded as of December 31, 2010 for the earn-out payment that will be made to the seller as a result of achievement of the specified 2010 earnings.

(6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):
	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2008	$11,641	$5,798	$17,439
Contingent consideration earned	1,400	445	1,845
Tax payments and other	246	-	246
Balance as of December 31, 2009	13,287	6,243	19,530
Increase from acquisition of Akimeka	15,082	-	15,082
Contingent consideration earned	1,400	270	1,670

Balance as of December 31, 2010	$29,769	$6,513	$36,282

        Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the acquisitions of ICRC, G&B and Akimeka. Intangible assets not subject to amortization consist of trade names of approximately $2.4 million as of December 31, 2010 and 2009. Amortization expense was approximately $2.4 million, $1.8 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible assets were comprised of the following (in thousands):

December 31, 2010	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$27,484	$(6,417)	$21,067
Trade name – amortizable	1,570	(64)	1,506
Trade names – indefinite lived	2,430	-	2,430
Total	$31,484	$(6,481)	$25,003

December 31, 2009	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$10,954	$(4,048)	$6,906
Trade names – indefinite lived	2,430	-	2,430
Total	$13,384	$(4,048)	$9,336

The trade names acquired in the ICRC and G&B acquisitions have indefinite lives.  The trade name acquired in the Akimeka acquisition is being amortized over nine years.

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):

Amortization
2011	$3,451
2012	3,451
2013	2,320
2014	2,091
2015	1,812
Thereafter	9,448
Total	$22,573

(7)  Debt

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

The term loan requires monthly installments payable on a straight-line amortization schedule, with final payment due in August 2013. The amount of the term loan outstanding as of December 31, 2010 is approximately $17.8 million. We pay interest on the term loan borrowings at a prime-based rate or an optional LIBOR-based rate. Interest expense incurred on term loan borrowings was approximately $170 thousand during the year ended December 31, 2010. We did not have a term loan outstanding in 2009.

Our scheduled term loan maturities following December 31, 2010 are: $6.7 million in 2011, $6.7 million in 2012 and $4.4 million in 2013.

Not including the term loan mentioned above, the maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2010 was $50 million and the loan agreement has a provision whereby we may elect to increase this maximum to a total of $75 million. The amount of credit available to us under the revolving loans and letters of credit is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $6.9 million of letters of credit outstanding as of December 31, 2010 and approximately $4.8 million of letters of credit outstanding as of December 31, 2009. We had no revolving loan amounts outstanding as of December 31, 2010 or December 31, 2009. Interest expense incurred on revolving loan borrowings was approximately $83 thousand for 2010 and approximately $117 thousand for 2009.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Under the terms of the loan agreement, we have agreed to maintain a $600 thousand compensating balance with one of the banks. As of December 31, 2010 we have not been notified by the banks, nor are we aware, of any defaults under the loan agreement. We were in compliance with the covenants as of December 31, 2010.

(8)  Accrued Expenses and Other Liabilities

Accrued expenses consist primarily of accrued compensation and benefits of approximately $31.0 million and $28.9 million as of December 31, 2010 and 2009, respectively.  The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation. Other liabilities at December 31, 2010 include the fair value of the earn-out contingent consideration on the Akimeka acquisition (see Note 5).

(9) Stock-Based Compensation Plans

(a)  Restricted Stock Plan

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for its directors, officers and other employees (the “2006 Plan”).  Under the provisions of the 2006 Plan, we are authorized to issue up to 250,000 shares of our common stock.  The Compensation Committee is responsible for the administration of the 2006 Plan, and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award.  These terms will be included in award agreements between us and the recipients of the award.  As of December 31, 2010, 175,475 restricted shares were available for issuance under the 2006 Plan.

Non-employee directors were awarded 4,900 shares and 6,300 shares of restricted stock on January 2, 2010 and 2009, respectively, under the 2006 Plan. The grant-date fair value of these restricted stock grants was $47.24 per share and $39.81 per share for the shares awarded in 2010 and 2009, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $231 thousand and $251 thousand during the first quarters of 2010 and 2009, respectively.

On January 2, 2010, January 3, 2009 and January 2, 2008, we notified certain employees that they are eligible to receive awards under the 2006 Plan based on our financial performance for the fiscal years 2010 (the “2010 Awards”), 2009 (the “2009 Awards”), and 2008 (the “2008 Awards”), respectively.  Vesting of each award occurs one-third on the date of award and one-third on each of the next two anniversaries of such date of award. The date of award determination is expected to be in March 2011 for the 2010 Awards.   The date of award determination for the 2009 Awards and the 2008 Awards was March 2, 2010 and March 3, 2009, respectively. On each vesting date, 100% of the vested award is paid in our shares.   The number of shares issued is based on the fair market value of our common stock on the vesting date.  The earned amount is expensed ratably over the vesting period of approximately three years. On March 2, 2010, the employees eligible for the 2009 Awards, 2008 Awards and 2007 Awards received 16,123 shares of common stock.  The grant-date fair value of these awards was $43.19 per share.

The stock-based compensation amounts of approximately $1.7 million, $1.2 million and $1.0 million  shown on the accompanying statements of cash flows for the years ended December 31, 2010,2009 and 2008, respectively, are included in contract costs on the accompanying consolidated statements of income and are net of the tax withholding associated with the awards issued of approximately $307 thousand, $257 thousand and $142 thousand, respectively, in the years ended December 31, 2010, 2009 and 2008, respectively.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2010	2009	2008
Employees	$1,656	$1,117	$700
Non-employee Directors	298	318	212
Total	$1,954	$1,435	$912

The employee-related restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.  During 2010, we reclassified approximately $1.1 million from stockholders’ equity to accrued expenses related to our restricted stock awards.

(b)  Stock Option Plans

On December 30, 2005, our Board of Directors directed us to discontinue awarding options, both discretionary and nondiscretionary under our 1998 Stock Option Plan (the “1998 Plan”) and our 2004 Stock Option Plan.  The 1998 Plan terminated on May 6, 2008 and no options issued remain outstanding.

The total intrinsic value of options exercised during 2009 and 2008 was approximately $1.3 million and $819 thousand, respectively.  At December 31, 2009, there was no unrecognized compensation cost related to nonvested stock options.

(c) Stock-Based Compensation Expense

     Stock-based compensation which includes compensation recognized on stock option grants and restricted stock awards, was included in contract costs and the following line items on the accompanying statements of income for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Stock-based compensation included in contract costs	$2,012	1,492	1,062
Income tax benefit recognized for stock-based compensation	(772)	(565)	(408)
Total stock-based compensation expense, net of income tax benefit	$1,240	$927	$654

(10)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions.  We have substantially concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2006.

We file consolidated federal income tax returns that include all of our subsidiaries.  The components of the provision for income taxes for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	2010	2009	2008

Current
Federal	$13,314	$12,075	$9,061
State	1,760	1,942	1,907
	15,074	14,017	10,968
Deferred
Federal	(752)	622	1,284
State	24	(64)	(43)
	(728)	558	1,241
Provision for income taxes	$14,346	$14,575	$12,209

The differences between the amount of tax computed at the federal statutory rate of 35% and the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2010	2009	2008
Tax at statutory federal income tax rate	$13,312	$13,509	$10,937
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,341	1,230	1,211
Permanent differences, net	(50)	64	61
Other, net	(257)	(228)	-
Provision for income taxes	$14,346	$14,575	$12,209

Our deferred tax assets and liabilities as of December 31, 2010 and 2009, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using presently enacted tax rates, are as follows (in thousands):

	2010	2009

Current deferred tax assets	$4,063	$3,353
Current deferred tax liabilities	(2,461)	(1,317)
Net current deferred tax assets	1,602	2,036

Noncurrent deferred tax assets	4,631	3,147
Noncurrent deferred tax liabilities	(3,793)	(3,420)
Valuation allowance	-	(51)
Net noncurrent deferred tax assets (liabilities)	838	(324)
Net deferred tax assets	$2,440	$1,712

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2010 and 2009, are as follows (in thousands):

	2010	2009

Gross deferred tax assets
Deferred compensation and accrued paid leave	$5,130	$4,139
Accrued expenses	803	828
Restricted stock expense	694	430
Acquisition-related expenses	303	-
Reserve for contract disallowances	267	231
Retainage	3	3
Total gross deferred tax assets	7,200	5,631
Less valuation allowance	-	(51)
Net gross deferred tax assets	$7,200	$5,580

Gross deferred tax liabilities
Depreciation	(2,380)	(2,561)
Deferred revenues	(1,665)	(927)
Intangible assets	(715)	(380)
Total gross deferred tax liabilities	(4,760)	(3,868)

Net deferred tax assets	$2,440	$1,712

(11)  Commitments and Contingencies

(a)  Leases and Other Commitments

We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and fifteen years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index.  Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms.  Lease payments for the years ended December 31, 2010, 2009, and 2008 were as follows (in thousands):

	Lease Payments	Sublease Income	Net Expense

2010	$13,209	$808	$12,401
2009	$12,546	$782	$11,764
2008	$10,378	$709	$9,669

Future minimum annual non-cancelable commitments as of December 31, 2010 are as follows (in thousands):

	Lease Commitments	Sublease Income	Net Commitments

2011	$8,291	$486	$7,805
2012	6,882	497	6,385
2013	6,129	169	5,960
2014	4,839	-	4,839
2015	1,530	-	1,530
Thereafter	1,984	-	1,984
Total	$29,655	$1,152	$28,503

We signed a 15-year lease commitment on November 9, 2009, to lease a new building with approximately 95,000 square feet of office space in Springfield, Virginia that will serve as our executive and administrative headquarters beginning in the Spring of 2012.  We issued a letter of credit under the lease agreement.  The letter of credit is held by the landlord as security for our performance of obligations under the lease agreement. Under the lease agreement, the landlord has the ability to draw upon the letter of credit during the construction period under certain conditions that are not within our control.  Amounts drawn on the letter of credit are not required to be maintained by the landlord in a separate bank account, which could lead to the funds if any, are drawn from the letter of credit being comingled with other funds of the landlord. Due to the lease agreement terms regarding the potential of the landlord drawing on the letter of credit, we have concluded that we are involved in the construction of the building for accounting purposes and, therefore, we are considered the owner of the building during the construction period.  We have recorded a construction asset and corresponding long-term liability of $19.2 million on the accompanying December 31, 2010 consolidated balance sheet in connection with this lease, which represents the construction costs incurred by the landlord as of December 31, 2010.

Future minimum annual non-cancelable commitments under our new headquarters lease as of December 31, 2010 are as follows (in thousands):

Lease Commitments
2011	$0
2012	2,451
2013	3,750
2014	3,863
2015	3,980
Thereafter	53,493
Total	$67,537

(b)  Contingencies

We have, in the normal course of business, certain claims against us and against other parties.  In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

(12)  Business Segments and Customer Information

Segment Information

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, and the Infrastructure Group. These segments operate  under separate management teams and financial information is produced for each segment.  The business entities within each of the Federal Group, International Group, and IT, Energy and Management Consulting Group meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

Federal Group - Our Federal Group provides legacy equipment sustainment, engineering, technical, management, integrated logistics support and information technology services to DoD and other government agencies. The Federal Group consists of five divisions: CED, ELD, FSS and SED.

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. It consists of three divisions: GLOBAL, FMD and VCG.  VCG became inactive in 2009.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group consists of Energetics, G&B, upon acquisition in April 2008 and Akimeka, upon acquisition in August 2010.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing diversified technical and management services to the government, including transportation infrastructure services and aerospace services.  This group consists of ICRC.

Our segment information is as follows (in thousands):

For the years ended December 31,
	2010	2009	2008

Revenues
Federal Group	$454,660	$585,951	$667,407
International Group	261,499	314,134	220,021
IT, Energy and Management Consulting Group	94,796	74,117	49,927
Infrastructure Group	55,081	40,437	106,380
Total revenues	$866,036	$1,014,639	$1,043,735

Income before income taxes:
Federal Group	$20,574	$21,311	$18,594
International Group	9,376	9,569	5,719
IT, Energy and Management Consulting Group	10,275	7,402	4,602
Infrastructure Group	292	990	4,167
Corporate	(2,484)	(673)	(1,833)
Income before income taxes	$38,033	$38,599	$31,249

Interest (income) expense
Federal Group	$(31)	$(89)	$(379)
International Group	197	436	110
IT, Energy and Management Consulting Group	(49)	(35)	(198)
Infrastructure Group	(19)	(14)	(72)
Corporate	82	(418)	424
Total interest (income) expense	$180	$(120)	$(115)

Depreciation and amortization expense:
Federal Group	$4,115	$4,008	$2,242
International Group	1,521	1,211	967
IT, Energy and Management Consulting Group	1,953	1,168	877
Infrastructure Group	1,348	1,235	1,351
Total depreciation and amortization	$8,937	$7,622	$5,437

Capital expenditures:
Federal Group	$496	$2,894	$6,008
International Group	816	423	1,244
IT, Energy and Management Consulting Group	305	268	419
Infrastructure Group	161	162	260
Corporate	3,027	5,028	2,172
Total capital expenditures	$4,805	$8,775	$10,103

	December 31,
	2010	2009
Total assets:
Federal Group	$67,452	$125,040
International Group	62,062	38,994
IT, Energy and Management Consulting Group	24,658	19,543
Infrastructure Group	21,239	9,438
Corporate	113,015	60,975
Total assets	$288,426	$253,990

Revenues are net of inter-segment eliminations.  Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments.  Corporate assets are primarily cash and property and equipment.

Customer Information

We are engaged principally in providing diversified logistics, engineering, IT, construction management and consulting services to the government, other government prime contractors, and commercial entities. The largest customer for our services is the DoD, including agencies of the U.S. Army, Navy, and Air Force. Our revenue by customer is as follows for the years ended December 31, (in thousands):

	Revenues by Customer
	(Dollars in Thousands)
	Years ended December 31,
Customer	2010	%	2009	%	2008	%
U.S. Army/Army Reserve	$463,305	53.5	$555,238	54.7	$625,237	59.9
U.S. Navy	198,833	23.0	271,189	26.7	195,792	18.8
U.S. Air Force	13,303	1.5	13,839	1.4	10,720	1.0
Total - DoD	675,441	78.0	840,266	82.8	831,749	79.7

Department of
Transportation	51,497	6.0	35,722	3.5	89,873	8.6
Department of
U.S. Treasury	49,332	5.7	47,676	4.7	57,021	5.5
Department of Interior	29,810	3.4	29,275	2.9	19,156	1.8
Department of Energy	21,890	2.5	16,111	1.6	12,812	1.2
Other government	33,055	3.8	42,670	4.2	29,748	2.9
Total – Federal Civil Agencies	185,584	21.4	171,454	16.9	208,610	20.0

Commercial	5,011	0.6	2,919	0.3	3,376	0.3

Total	$866,036	100.0	$1,014,639	100.0	$1,043,735	100.0

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

(13)  Capital Stock

Common Stock

Our common stock has a par value of $0.05 per share.  Proceeds from the issuance of common stock that is greater than $0.05 per share is credited to additional paid in capital.  Holders of common stock are entitled to one vote per common share held on all matters voted on by our stockholders.  Stockholders of record are entitled to the amount of dividends declared per common share held.

(14)  401(k) Plan and Profit Sharing Plan

We maintain a number of defined contribution plans under the provisions of Section 401(k) of the Internal Revenue Code that cover substantially all of our employees. Under the provisions of our 401(k) plans, most employees’ eligible contributions are matched at rates specified in the plan documents. Our expense associated with these plans was approximately $4.3 million, $3.5 million and $2.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Energetics maintains a profit sharing plan for its employees.  All employees who have completed at least two years of service are members of the profit sharing plan. At our discretion, we may make contributions to the Energetics plan. Total expense for the years ended December 31, 2010, 2009, and 2008 was $270 thousand, $190 thousand, and $240 thousand, respectively.

(15)  Fair Value Measurements

The accounting standard for fair value measurements defines fair value, and establishes a market-based framework or hierarchy for measuring fair value.  The standard is applicable whenever assets and liabilities are measured at fair value. The accompanying consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, receivables, accounts payable, deferred supplemental compensation plan, deferred compensation and contingent consideration in connection with the Akimeka acquisition).

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in DSC Plan	Other assets	Level 1	$1,636

Deferred compensation liability related to the DSC Plan	Deferred compensation	Level 2	$6,002

Earn-out obligation	Other liabilities	Level 3	$7,807

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We determined the fair value of the earn-out obligation related to the Akimeka acquisition by using a valuation model which included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the earn-out obligation between the August 2010 acquisition date and December 31, 2010 decreased approximately $167 thousand.

(16)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2010 and 2009, in thousands, except earnings per share:

	2010 Quarters

	1st	2nd	3rd	4th

Revenues	$228,176	$212,473	$212,943	$212,444
Operating income	$8,651	$9,953	$11,845	$7,764
Net income	$5,398	$6,103	$7,218	$4,968

Basic earnings per share	$1.04	$1.18	$1.39	$0.96
Weighted average shares outstanding	5,180	5,192	5,192	5,192

Diluted earnings per share	$1.04	$1.18	$1.39	$0.96
Weighted average shares outstanding	5,180	5,192	5,192	5,192

	2009 Quarters

	1st	2nd	3rd	4th

Revenues	$240,455	$255,109	$263,068	$256,007
Operating income	$7,444	$10,489	$12,502	$8,044
Net income	$4,640	$6,442	$7,726	$5,216

Basic earnings per share	$0.91	$1.26	$1.51	$1.02
Weighted average shares outstanding	5,112	5,130	5,132	5,138

Diluted earnings per share	$0.91	$1.25	$1.50	$1.01
Weighted average shares outstanding	5,127	5,143	5,146	5,169

Our profitability will fluctuate based on the mix of contract work performed and on the timing of fees earned and awarded on certain contracts. We recognized operating income on our Treasury Seized Asset Program in the third quarter of 2010 and the third quarter of 2009 of approximately $3.5 million and $3.3 million, respectively primarily due to this program’s incentive fee recognition.

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

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Annual Report on Form 10-K.

Change in Internal Controls

     During the fourth quarter of fiscal year 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VSE Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, VSE Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA
March 2, 2011

ITEM 9B.Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2010 in respect to the Annual Meeting of VSE’s stockholders (the “Proxy Statement”) scheduled to be held on May 3, 2011.

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

VSE CORPORATION
Date: March 2, 2011	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive	March 2, 2011
Maurice A. Gauthier	Officer, President and
Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President	March 2, 2011
Thomas R. Loftus	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Clifford M. Kendall	Chairman	March 2, 2011
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 2, 2011
Calvin S. Koonce

/s/ James F. Lafond	Director	March 2, 2011
James F. Lafond

/s/ David M. Osnos	Director	March 2, 2011
David M. Osnos

/s/ Jimmy D. Ross	Director	March 2, 2011
Jimmy D. Ross

/s/ Bonnie K. Wachtel	Director	March 2, 2011
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 2, 2011
Ralph E. Eberhart

/s/ Donald M. Ervine	Director	March 2, 2011
Donald M. Ervine

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

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
* +
10.1	Material contracts
10.2	Employment Agreement dated as of March 10, 2004, by and between VSE Corporation and Thomas G. Dacus (Exhibit 10.1 to Form 10-Q dated April 28, 2004)	* +
10.3	Employment Agreement dated as of July 1, 2004, by and between VSE Corporation and Thomas R. Loftus (Exhibit 10.1 to Form 10-Q dated July 30, 2004)	* +
10.4	Employment Agreement dated as of April 22, 2008, by and between VSE Corporation and Maurice G. Gauthier (Exhibit 10.1 to Form 8-K dated April 22, 2008)	* +
10.5	Transition Agreement dated as of April 22, 2008, by and between VSE Corporation and Donald M. Ervine (Exhibit 10.2 to Form 8-K dated April 22, 2008)	* +
10.6	Severance and Mutual Protection Agreement dated as of November 7, 2008 by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.3 to Form 10-K dated March 3, 2009)	* +
10.7	Statement of Amendment Number One to the Transition agreement, dated December 30, 2008 between VSE Corporation and Donald M. Ervine (Exhibit 10.1 to Form 8-K dated January 6, 2009)	* +

10.8	Statement of Amendment Number Two to the Transition Agreement, dated December 31, 2008, between VSE Corporation and Donald M. Ervine (Exhibit 10.2 to Form 8-K dated January 6, 2009)	* +
10.9	Statement of Amendment to the Employment Agreement dated as of April 19, 2010, by and between VSE Corporation and Maurice G. Gauthier (Exhibit 10.1 to Form 8-K dated April 19, 2010)	* +
10.10
Business Loan and Security Agreement dated August 26, 2009 among VSE Corporation, Energetics Incorporated, VSE Services International, Inc., Integrated Concepts and Research Corporation, G&B Solutions, Inc.,
  Citizens Bank of Pennsylvania and Suntrust Bank (Exhibit 10.1 to Form 8-K dated August 26,  2009)
* +
10.11
Amended and Restated Business Loan and Security Agreement dated August 19, 2010 among VSE Corporation, Energetics Incorporated, VSE Services International, Inc., Integrated Concepts and Research Corporation,
  G&B Solutions, Inc., Akimeka, LLC, Citizens Bank of Pennsylvania and Suntrust Bank (Exhibit 10.1 to Form 8-K dated August 19, 2010)
* +
10.12	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	* +
10.13	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +
10.14	VSE Corporation 2004 Stock Option Plan (Appendix B to Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
10.15	VSE Corporation 2004 Non-employee Directors Stock Plan (Appendix C to Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
13.1	Annual report to security holders, Form 10-Q or selected quarterly data	Exhibit 13
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
99.1
Audit Committee Charter (as adopted by the Board Of Directors of VSE Corporation on March 9, 2004)(Appendix A to Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)
*

*Document has been filed as indicated and is incorporated by reference herein.
+Indicates management contract or compensatory plan or arrangement.