Form 10-Q
period 2011-03-31
VSE CORP
filed 2011-04-29
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011
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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of April 29, 2011:  5,235,947.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation (“VSE,” the “Company,” “us,” “our,” or “we”) results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” contained in VSE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011.

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our Annual Report on Form 10-K and any Current Reports on Form 8-K we file.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,303	$5,764
Receivables, principally U.S. Government, net	137,931	156,938
Deferred tax assets	403	1,602
Other current assets	9,894	9,552
Total current assets	150,531	173,856

Property and equipment, net	43,324	42,315
Intangible assets	24,140	25,003
Goodwill	37,396	36,282
Deferred tax assets	958	838
Other assets	14,217	10,132
Total assets	$270,566	$288,426

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,667	$6,667
Accounts payable	59,609	75,724
Accrued expenses	29,413	36,584
Dividends payable	314	312
Total current liabilities	96,003	119,287

Long-term debt	9,444	11,111
Deferred compensation	8,882	6,034
Long-term lease obligations	21,868	20,258
Other liabilities	5,528	7,960
Total liabilities	141,725	164,650

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,235,947 and 5,193,891, respectively	262	260
Additional paid-in capital	16,898	15,692
Retained earnings	111,681	107,824
Total stockholders’ equity	128,841	123,776
Total liabilities and stockholders’ equity	$270,566	$288,426

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months
	ended March 31,
	2011	2010

Revenues	$151,244	$228,176

Contract costs	143,514	219,227

Selling, general and administrative expenses	821	298

Operating income	6,909	8,651

Interest expense (income), net	144	(5)

Income before income taxes	6,765	8,656

Provision for income taxes	2,593	3,258

Net income	$4,172	$5,398

Basic earnings per share:	$0.80	$1.04

Basic weighted average shares outstanding	5,214,334	5,180,410

Diluted earnings per share:	$0.80	$1.04

Diluted weighted average shares outstanding	5,214,334	5,180,410

Dividends declared per share	$0.060	$0.050

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Financial Statements

Unaudited Consolidated Statements of Cash Flows
(in thousands)
	For the three months
	ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,172	$5,398
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	2,382	2,152
Loss on sale of property and equipment	3	3
Deferred taxes	1,079	308
Stock-based compensation	164	205
Changes in operating assets and liabilities:
Receivables, net	19,007	20,976
Other current assets and noncurrent assets	(4,456)	(544)
Accounts payable and deferred compensation	(13,267)	(26,041)
Accrued expenses	(6,971)	(6,577)
Long-term lease obligations	10	6
Other liabilities	(2,432)	-

Net cash used in operating activities	(309)	(4,114)

Cash flows from investing activities:
Purchases of property and equipment	(904)	(1,019)
Proceeds from the sale of property and equipment	2	-
Contingent consideration payments	(270)	(445)

Net cash used in investing activities	(1,172)	(1,464)

Cash flows from financing activities:
Borrowings on loan arrangement	78,661	56,808
Repayments on loan arrangement	(80,328)	(56,808)
Dividends paid	(313)	(258)

Net cash used in financing activities	(1,980)	(258)

Net decrease in cash and cash equivalents	(3,461)	(5,836)
Cash and cash equivalents at beginning of period	5,764	8,024
Cash and cash equivalents at end of period	$2,303	$2,188

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Our active, unincorporated divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), and Akimeka, LLC (“Akimeka”), which was acquired on August 19, 2010.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, self-insured health claims and earn-out obligations related to acquisitions consummated after January 1, 2009.

(2) Other Assets

Included in other assets as of March 31, 2011 is $1.5 million held in an escrow account to satisfy terms of a settlement agreement entered into during March 2011 between us and a subcontractor (“the Agreement”).  The Agreement requires certain work share conditions to be met over an 18 month period expiring August 31, 2012.  We may be required to compensate the subcontractor up to $1.5 million from the escrow account if those conditions are not met at the conclusion of the 18-month period.  We believe that we will meet the work share requirements of the Agreement.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

(3) Debt

We have a loan agreement executed with a group of banks in August 2010 that provides us several types of financing, including a term loan, revolving loans, and letters of credit. The loan agreement has a three year term that expires in August 2013.

The term loan requires monthly installments payable on a straight-line amortization schedule, with final payment due in August 2013. The amount of the term loan outstanding as of March 31, 2011 is approximately $16.1 million and approximately $17.8 million as of December 31, 2010. We pay interest on the term loan borrowings at a prime-based rate or an optional LIBOR-based rate. Interest expense incurred on term loan borrowings was approximately $97 thousand for the three months ended March 31, 2011. We did not have a term loan outstanding for the three-month period ended March 31, 2010.

Not including the term loan mentioned above, the maximum amount of credit available to us from the loan agreement for revolving loans and letters of credit as of March 31, 2011 was $50 million and the loan agreement has a provision whereby we may elect to increase this maximum to a total of $75 million. The amount of credit available to us under the revolving loans and letters of credit is subject to certain conditions, including a borrowing formula based on our billed receivables. Under the terms of the loan agreement, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $6.9 million of letters of credit outstanding as of March 31, 2011 and December 31, 2010. We had no revolving loan amounts outstanding as of March 31, 2011 or December 31, 2010. Interest expense incurred on revolving loan borrowings was approximately $64 thousand for the three months ended March 31, 2011 and approximately $32 thousand under a previous loan agreement for the three months ended March 31, 2010.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Under the loan agreement, we have agreed to maintain a $600 thousand compensating balance with one of the lending banks. We were in compliance with the covenants as of March 31, 2011.

(4) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under the 2006 Restricted Stock Plan based on financial performance for the respective calendar years.  The employee-related restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 2, 2011, the employees eligible for the restricted stock awards based on the financial performance of 2008, 2009 and 2010, received a total of 32,256 shares of restricted common stock.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

We also have awarded restricted stock to our non-employee Directors under the 2006 Restricted Stock Plan. On January 2, 2011, the non-employee Directors received 9,800 shares of restricted common stock. Compensation expense related to this award was approximately $325 thousand.

The compensation expense related to all restricted stock awards discussed above and included in contract costs for the three months ended March 31, 2011 and 2010 was approximately $525 thousand and $495 thousand, respectively.

The stock-based compensation amount of approximately $164 thousand and $205 thousand shown on the accompanying statements of cash flows for the three months ended March 31, 2011 and 2010, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the three months ended March 31, 2011 and 2010, respectively.

(5) Earnings Per Share

Basic earnings per share (“EPS”) have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted EPS have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.  There were no options outstanding for the three months ended March 31, 2011 and 2010.

(6) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties and we may be subject to various governmental investigations.  In our opinion, the resolution of these claims and investigations will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

(7) Business Segments and Customer Information

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

Federal Group - Our Federal Group provides legacy equipment sustainment, engineering, technical, management, integrated logistics support and information technology services to DoD and other government agencies. The Federal Group consists of four divisions: CED, ELD, FSS and SED.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the U.S. military and other government agencies. It consists of two divisions: GLOBAL and FMD.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group consists of Energetics, G&B and, since August 2010, Akimeka.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing diversified technical and management services to the government, including transportation infrastructure services and aerospace services.  This group consists of ICRC.

Our segment information for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months
	ended March 31,
	2011	2010
Revenues:
Federal Group	$66,348	$129,766
International Group	51,710	69,248
IT, Energy and Management Consulting Group	27,363	20,292
Infrastructure Group	5,823	8,870
Total revenues	$151,244	$228,176

Operating income:
Federal Group	$2,544	$4,784
International Group	1,916	2,042
IT, Energy and Management Consulting Group	2,344	1,984
Infrastructure Group	232	281
Corporate/unallocated expenses	(127)	(440)
Operating income	$6,909	$8,651

Customer Information

Our revenue by customer is as follows (in thousands):

	Three Months
	ended March 31,
Source of Revenues	2011	2010
Army/Army Reserve	$75,648	$127,411
Navy	36,090	53,776
Department of Treasury	11,650	11,904
Department of Transportation	3,504	7,980
Other	24,352	27,105
Total revenues	$151,244	$228,176

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

(8) Akimeka Acquisition

On August 19, 2010, we acquired Akimeka, headquartered in Hawaii with offices in Virginia, Florida and Texas. Akimeka is a health services information technology consulting company serving the government market. Akimeka is a recognized leader in the DoD health services and logistics sector dedicated to delivering innovative IT solutions.  Akimeka complements our subsidiary, G&B.

Cash paid at closing was $33 million, which includes $725 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service.  As such, the initial cash purchase price was $32.3 million.  Additional cash consideration of approximately $363 thousand was paid in December 2010 to the sellers based on the final working capital calculation. Akimeka's results of operations are included in the accompanying consolidated financial statements beginning August 19, 2010.

We may be required to make additional payments of up to $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets.  The maximum earn-out obligation is $4.0 million, $3.5 million and $3.5 million for the years ending December 31, 2011, 2012 and 2013, respectively.  Included in other liabilities on the March 31, 2011 balance sheet is an earn-out liability of approximately $7.2 million which represents our estimate of the present value of the earn-out obligation.  We estimated the fair value by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of the change through settlement. We recorded an adjustment of $603 thousand related to the change in the fair value of the earn-out obligations during the three months ended March 31, 2011 as a reduction of contract costs and other liabilities.

(9) Goodwill and Intangible Assets

Changes in goodwill for the three months ended March 31, 2011 are as follows (in thousands):
	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2010	$29,769	$6,513	$36,282
Contingent consideration earned	1,114	-	1,114
Balance as of March 31, 2011	$30,883	$6,513	$37,396

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the final earn-out period ended on March 31, 2011. This resulted in a $1.1 million earn-out, which was recorded as goodwill and included in accrued expenses as of March 31, 2011, and will be paid to the seller in the second quarter of 2011.

Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the acquisitions of ICRC, G&B and Akimeka. Intangible assets with indefinite lives, not subject to amortization, consist of ICRC and G&B trade names of approximately $2.4 million as of March 31, 2011 and December 31, 2010.  The trade name acquired in the Akimeka acquisition is being amortized over nine years.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Intangible assets were comprised of the following (in thousands):

March 31, 2011	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$27,484	$(7,236)	$20,248
Trade name – amortizable	1,570	(108)	1,462
Trade names – indefinite lived	2,430	-	2,430
Total	$31,484	$(7,344)	$24,140

December 31, 2010	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$27,484	$(6,417)	$21,067
Trade name – amortizable	1,570	(64)	1,506
Trade names – indefinite lived	2,430	-	2,430
Total	$31,484	$(6,481)	$25,003

(10) Deferred Compensation Plan

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan (“DSC Plan”), to provide incentives and rewards for certain management team employees based on overall corporate performance. We maintain the underlying assets of the DSC Plan in a Rabbi Trust.  During 2011, we invested the assets held by the Rabbi Trust in both corporate owned life insurance (“COLI”) products and in mutual funds.  The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value.  The DSC Plan assets are included in other assets and the obligation to the participants is included in deferred compensation on the accompanying balance sheets.

(11) Lease Commitments

We signed a lease in November 2009 for a building that will serve as our headquarters beginning in the Spring of 2012. Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting regulations.  We have recorded a construction asset and corresponding long-term liability of approximately $20.8 million and $19.2 million, respectively, on the accompanying March 31, 2011 and December 31, 2010 consolidated balance sheets in connection with this lease, which represents the construction costs incurred by the landlord as of March 31, 2011 and December 31, 2010, respectively.

(12) Fair Value Measurements

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
March 31, 2011

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in DSC Plan	Other assets	Level 1	$1,682

Deferred compensation liability related to the DSC Plan	Deferred compensation	Level 2	$8,882

Earn-out obligation	Other liabilities	Level 3	$7,204

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We determined the fair value of the earn-out obligation related to the Akimeka acquisition by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the earn-out obligation between the December 31, 2010 reporting period and March 31, 2011 decreased approximately $603 thousand.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Organization

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. Our Federal Group operations are conducted by our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group operations are conducted by our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group operations are conducted by our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B”), and, since August 19, 2010, Akimeka, LLC (“Akimeka”). Our Infrastructure Group operations are conducted by our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”).

Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Infrastructure.

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches and other government agencies.

CED - CED is dedicated to the management and execution of the U.S. Army CECOM's Rapid Response (“R2”) Program, which supports clients across DoD and the government. CED manages execution of tasks involving research and development, technology insertion, systems integration and engineering, hardware/software fabrication and installation, testing and evaluation, studies and analysis, technical data management, logistics support, training and acquisition support. A substantial portion of our revenue on the R2 contract results from the pass-through of subcontractor support services that have a low profit margin. A large portion of the work on this program is related to the U.S. military involvement in the Middle East and Asia. The contract supporting the R2 Program expired in January 2011. Significant revenue generating programs that we have performed under R2 Program delivery orders in 2011 and 2010 include the CED Assured Mobility Systems Program, under which we provided technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command (“TACOM”) and the RCV Modernization Program, under which we performed maintenance work on U.S. Army Route Clearance Vehicles in Kuwait. In July 2010, we received one of several new multiple award omnibus contracts to continue work under the R2 replacement program known as Rapid Response-Third Generation (“R2-3G”) over a five-year period of performance. While the R2-3G contract gives us the opportunity to pursue follow-on work from the original R2 contract and new work, future revenue levels from this contract cannot be determined with certainty and we have not yet recorded any revenue on this contract as of March 31, 2011. There have been delays by the government in issuing task orders to all awardees on the R23G program.  The first task order to any awardee was recently issued.

ELD - ELD provides full life cycle engineering, logistics, maintenance and refurbishment services to extend and enhance the life of existing equipment. ELD’s largest program supports the U. S. Army Reserve, and ELD also provides support to the U.S. Army. Core competencies include combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration and configuration management.

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

GLOBAL - Through GLOBAL, we provide assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries. GLOBAL provides program management, engineering, technical support, logistics services for ship reactivations and transfers and follow-on technical support. The level of revenues and associated profits resulting from fee income generated by this program varies depending on several factors, including the timing of ship transfers and associated support services ordered by foreign governments and political situations and economic conditions of potential customers worldwide. Changes in the level of activity associated with the Navy’s ship transfer program have historically caused quarterly and annual revenue fluctuations.

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

Seized Asset Programs – We also provide management, maintenance, storage and disposal support for seized and forfeited general property programs for the U.S. Department of Treasury (“Treasury”) and the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). Our cost plus incentive fee contract to support the Treasury program ended September 30, 2010 and the Department of Treasury has awarded us interim contract coverage which was recently extended through September 30, 2011 to continue providing services under the program. The interim contract will allow the customer additional time to make an award decision on a successor contract. The Treasury contract services are performed by FMD but will be transitioned to our GLOBAL division if we are awarded the successor contract. The ATF seized asset work was formerly performed under the Treasury contract, but in September 2010, ATF awarded a 10-year contract to our GLOBAL division to provide these services.

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

Akimeka - We acquired Akimeka in August 2010. Akimeka provides the DoD’s health services and logistics sector with innovative IT solutions that meet high-priority challenges. Akimeka has a technical team skilled at developing  information technology (IT) health care solutions within government systems and protocols. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, and public safety. Most of Akimeka’s customers are in the military health system.

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

Concentration of Revenues (in thousands) For the three months ended March 31,
	2011		2010
Source of Revenue	Revenues	%	Revenues	%
CED Assured Mobility Systems	$28,775	19	$43,387	19
GLOBAL FMS	26,168	18	33,392	15
ELD US Army Reserve	16,883	11	14,335	6
Treasury/ATF Seized Asset Programs	10,544	7	11,299	5
PIEP Contract	3,503	2	8,007	3
RCV Modernization	480	-	20,340	9
Other	64,891	43	97,416	43
Total Revenues	$151,244	100	$228,176	100

The decline in the “Other” category in the table above is primarily attributable to a decline in our subcontractor work on CED task orders and FMD engineering and technical services task orders.

Management Outlook

We are transitioning to an increased reliance on work over which we exercise greater operational control, with a broader range of market offerings across a more diversified client base.  These planned strategic transitions provide us with an enhanced focus on more profitable work. We laid the groundwork for this transition in 2009 and prior years by increasing our employee workforce in our more profitable markets and identifying and pursuing new markets and clients through our existing businesses and acquisitions. We have built more robust capabilities in our IT offerings and are developing a supply chain management offering.

The acquisition of Akimeka in 2010 represents a key initiative to expand our IT offerings and develop new clients. The DoD health-related information technology services performed by Akimeka provide us with access to an expanding DoD health-related market. The 2010 Akimeka acquisition and the acquisition of G&B in 2008 together have added over 550 professional IT staff members and expanded our market offerings and client base. When combined with the energy and management consulting services performed by Energetics, we have a solid core of high level professional providers of in-demand services that we believe will continue to provide exceptional performance to our clients and contribute to increased revenues and improved profit margins.

The expiration of our R2 contract in January 2011 marked the end of a five- year period in which we generated a significant amount of revenues on this contract. While we performed work on some of the task orders issued under this contract at a reasonable profit margin, the majority of the revenue we recognized was from the pass-through of subcontractor work at what was essentially our cost with very little or no profit. With the discontinuation of R2 subcontractor pass-through in January 2011 we expect to stabilize our revenue base, stay in balance by reducing our indirect costs, and operate at more favorable profit margins.

We also experienced the first decline in our employee workforce in several years during the first quarter of 2011. Our employee count as of March 31, 2011 was 2,698 compared to 2,897 at December 31, 2010. This reduction was primarily attributable to the expiration of the RCV Modernization Program and the completion of several task orders on our Contract Field Teams (“CFT”) Program. Uncertainty related to government funding issues and a temporary evacuation of employees from Egypt due to political unrest contributed to the employee decline to a lesser extent.

We believe the government’s focus will continue to include emphasis on information technology, energy and management consulting, and DoD legacy systems sustainment in the near future. The composition of our workforce and the services we offer are well aligned with near term future government spending priorities. We expect efforts directed toward the growth of our work in these service areas to help us replace declines in our DoD-related subcontractor work and sustain revenue levels.

We also know there are risks and uncertainties related to our business. Government spending priorities may continue to change and there is significant pressure on government budgets. Accordingly, the flow of work to federal contractors may be significantly impacted. We believe that our evolving service offerings are not targeted by any currently planned federal cutbacks. Federal budget reductions will likely be aimed more towards large capital expenditure projects that may present additional opportunities related to our legacy sustainment offerings. The government is also striving for budget efficiencies from better IT infrastructure and information management, another area for which we are well positioned. Nonetheless, Federal budget constraints are affecting the timeliness of awards and the funding of existing contracts in our markets. This may result in increased competition for our market offerings.

In addition to U.S. domestic budget uncertainties, our business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through our contracts with the government. An economic slowdown in countries served under the GLOBAL FMS Program, failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program, or political unrest in a country in which work is performed could potentially affect our revenues. In any one year, a significant amount of our revenues may result from work on the FMS Program for a single foreign government. FMS Program services provided to Egypt have typically accounted for approximately $50 million to $60 million in revenue annually. Due to the shutdown of certain government services and to living and working environment dangers associated with severe domestic and political unrest in Egypt, most of our work efforts performed in Egypt on the FMS Program were suspended in January 2011. As conditions have stabilized, we have begun to transition our workforce back into Egypt. The duration of the disruption of our work in Egypt was temporary and reduced some of our potential revenues for the first quarter of 2011.  Due to the uncertain conditions in Egypt, we cannot predict the potential impact on our 2011 financial operations.

Bookings and Funded Backlog

Revenues in our industry depend on contract funding (“bookings”), and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the three months ended March 31, 2011 and 2010, and funded contract backlog as of March 31, 2011 and 2010 is as follows:

	(in millions)
	2011	2010
Bookings	$107	$210
Revenues	$151	$228
Funded Contract Backlog	$357	$457

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2010. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 2, 2011 for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Three Months ended March 31,
Contract Type	2011	%	2010	%
Cost-type	$44,866	30	$58,864	26
Time and materials	86,390	57	157,651	69
Fixed-price	19,988	13	11,661	5
	$151,244	100	$228,176	100

A significant portion of our time and materials revenues in 2010 were from CED R2 Program task orders. Due to the expiration of the R2 contract in January 2011, the percentages of work performed by contract type will likely differ in 2011.

Results of Operations

Our results of operations are as follows (in thousands):
	Three Months
	Ended March 31,
	2011	2010	Change	%
Revenues	$151,244	$228,176	$(76,932)	(34)
Contract costs	143,514	219,227	(75,713)	(35)
Selling, general and administrative expenses	821	298	523	176
Operating Income	6,909	8,651	(1,742)	(20)
Interest (income) expense	144	(5)	149	(2,980)
Income before income taxes	6,765	8,656	(1,891)	(22)
Provision for income taxes	2,593	3,258	(665)	(20)
Net Income	$4,172	$5,398	$(1,226)	(23)

Our revenues decreased approximately $77 million, or 34%, for the three months ended March 31, 2011, as compared to the same period of 2010. Revenues in our Federal, International, and Infrastructure Groups declined while revenues in our IT, Energy and Management Consulting Group increased.

Our operating income decreased approximately $1.7 million, or 20% for the three months ended March 31, 2011, as compared to the same period of 2010. Operating income in our IT, Energy and Management Consulting Group increased while operating income in each of our other operating groups declined during these periods.

Changes in revenues and income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses increased for the three month period ended March 31, 2011 as compared to the same period of 2010 due to strategic planning costs, corporate consulting costs and professional services fees.

Our effective income tax rates for the three months ended March 31, 2011 and 2010 was 38.3% and 37.6%, respectively.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three Months
	Ended March 31,
	2011	2010	Change	%
Revenues	$66,348	$129,766	$(63,418)	(49)

Operating Income	$2,544	$4,784	$(2,240)	(47)
Profit percentage	3.8%	3.7%

Revenues for our Federal Group decreased approximately $63 million or 49%, for the three-month period ended March 31, 2011 as compared to the same period for the prior year. The decrease in revenues for this segment resulted primarily from a decrease in CED revenues associated with subcontractor work on the RCV Modernization Program and other subcontractor work performed under our expiring R2 contract of approximately $54 million. Revenues associated with our FSS division services also declined approximately $12 million, including a decline of approximately $7 million in labor services performed on the RCV Modernization Program. The declines in revenues in this group were partially offset by revenue increases of approximately $2 million associated with our ELD Division equipment refurbishment services.

Operating income for our Federal Group decreased approximately $2.2 million, or 47% for the three-month period ended March 31, 2011, as compared to the same period for the prior year. The decline in operating income is primarily due to a decline in our FSS division profits of approximately $2.2 million. The decline in FSS division profits resulted from revenue declines associated with the expiring work on the RCV Modernization Program and to declines in other FSS services. We also had a decrease in profits on other R2 Program task orders. These decreases in profits were partially offset by increased profits associated with the ELD revenue increases and by improved profitability on services performed by our SED division.

International Group Results

The results of operations for our International Group are as follows (in thousands):
	Three Months
	Ended March 31,
	2011	2010	Change	%
Revenues	$51,710	$69,248	$(17,538)	(25)

Operating Income	$1,916	$2,042	$(126)	(6)
Profit percentage	3.7%	2.9%

Revenues for our International Group decreased approximately $18 million, or 25%, for the three month period ended March 31, 2011, as compared to the same period for the prior year. The decrease in revenues resulted primarily from a decline of approximately $10 million in revenues associated with FMD pass-through work provided on engineering and technical services task orders under the R2 contract; and from a decline of approximately $7 million in revenues associated with GLOBAL division services, including $4 million associated with work in Egypt.

Operating income for our International Group decreased approximately $126 thousand, or 6%, for the three month period ended March 31, 2011 as compared to the same period for the prior year. Profit margins in this group can vary due to fluctuations in contract activity the timing of contract award fees associated with the GLOBAL FMS Program.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):
	Three Months
	Ended March 31,
	2011	2010	Change	%
Revenues	$27,363	$20,292	$7,071	35

Operating Income	$2,344	$1,984	$360	18
Profit percentage	8.6%	9.8%

Revenues for our IT, Energy and Management Consulting Group increased approximately $7 million, or 35% for the three month period ended March 31, 2011, as compared to the same period for the prior year. The increase in revenues resulted primarily from the inclusion of revenues of Akimeka, acquired in August 2010, of approximately $7.8 million in our 2011 operating results as compared to not having Akimeka revenues for the same period of 2010. Revenues of Energetics also increased by approximately $900 thousand, while revenues of G&B declined by approximately $1.6 million.

Operating income for this segment increased approximately $360 thousand, or 18%, for the three month period ended March 31, 2010, as compared to the same period for the prior year. The increase is primarily attributable to revenue increases, including revenue increases associated with the inclusion of Akimeka in our operating results. The increases in operating income were partially offset by a decline in total profits and profit margins of G&B.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three Months
	Ended March 31,
	2011	2010	Change	%
Revenues	$5,823	$8,870	$(3,047)	(34)

Operating Income	$232	$281	$(49)	(17)
Profit percentage	4.0%	3.2%

This segment consists of our ICRC subsidiary. Revenues for this group decreased approximately $3 million, or 34%, for the three month period ended March 31, 2011, as compared to the same period for the prior year. Operating income for this segment decreased approximately $49 thousand, or 17%, for the three month period ended March 31, 2011, as compared to the same period for the prior year.

Changes in revenues and operating income for this segment are primarily attributable to revenue and profit activity on the PIEP. Work on this program is performed in Alaska and the level of work performed is subject to seasonal influences and differences in weather patterns during a season as compared to the same period in a prior year. During 2010, the customer funded the cost of certain work we performed on this project, but has not funded any fees normally associated with this work pending resolution of environmental and technical issues impacting the work. Accordingly, we have not recognized fee for most of the work on this project performed in 2010. We are currently in discussions with our customer regarding resolution of the fee issue. If the fee on this work is funded for performance through December 31, 2010, the additional revenue and operating income could be as high as approximately $1.5 million. We have not performed work in 2011 on the task order associated with this fee issue.

Financial Condition

Our financial condition did not change materially in the first quarter of 2011. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $3.5 million during the first quarter of 2011.

We used approximately $3.8 million less cash in operating activities in the first three months of 2011 as compared to the same period of 2010. This resulted from a decrease of approximately $1.2 million in cash provided by net income, an increase of approximately $960 thousand in cash from an increase in depreciation and amortization and other non-cash operating activities, and an increase of approximately $4.1 million in cash due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

We used approximately $292 thousand less cash in investing activities in the first three months of 2011 as compared to the same period of 2010. Investing activities in 2011 consisted of purchases of property and equipment and the earn-out payment of approximately $270 thousand associated with the acquisition of ICRC when certain financial performance targets were achieved.

We used approximately $1.7 million more cash in financing activities in the first three months of 2011 as compared to the same period of 2010. This difference was primarily the result of net repayments on our bank loan in 2011 as compared to no net change in our borrowing levels in 2010.

We paid quarterly cash dividends totaling $0.06 per share during the first quarter of 2011. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

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

The term loan has monthly installments payable on a straight-line amortization schedule, with final payment due in August 2013. The amount of the term loan outstanding as of March 31, 2011 is approximately $16.1 million. We pay interest on the term loan borrowings at a prime-based rate or an optional LIBOR-based rate.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2011 was $50 million and under the loan agreement we may elect to increase this maximum availability up to $75 million. This amount is subject to certain conditions, including a borrowing formula based on our billed receivables. We may borrow against the revolving loan at any time and can repay the borrowings at any time without premium or penalty. We pay a commitment fee, interest on any revolving loan borrowings at a prime-based rate or an optional LIBOR-based rate, and fees on any letters of credit that are issued.

We had approximately $6.9 million of letters of credit outstanding and no revolving loan amounts outstanding as of March 31, 2011. During the first quarter of 2011, the highest outstanding revolving loan amount was $17.3 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause temporary peaks in our outstanding revolving loan amounts.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants. Restrictive covenants include a maximum Leverage Ratio (Total Funded Debt/EBITDA), a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio that we were in compliance with at March 31, 2011.

	Maximum Ratio	Actual Ratio
Leverage Ratio	3.00 to 1	0.71 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.25 to 1	2.41 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	1.5 to 1	4.13 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. The amounts we have historically borrowed have not been large with respect to our cash flows and we have been able to pay down any bank loan borrowings in a relatively short time frame. Because of this, any adverse movement in interest rates in past periods have not had a material impact on earnings or cash flows. Accordingly, future interest rate changes could potentially have a material impact on future earnings and cash flows. We intend to mitigate the risks associated with interest rate movements by employing interest rate hedges on a significant portion of the outstanding borrowings.

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

VSE CORPORATION

Date: April 29, 2011	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Date: April 29, 2011	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)