Form 10-Q
period 2011-06-30
VSE CORP
filed 2011-08-02
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of August 1, 2011:  5,237,923.

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$ 648	$ 5,764
Receivables, principally U.S. Government, net	153,514	156,938
Inventories	38,605	-
Deferred tax assets	1,037	1,602
Other current assets	12,755	9,552
Total current assets	206,559	173,856

Property and equipment, net	45,259	42,315
Intangible assets, net	112,139	25,003
Goodwill	101,023	36,282
Deferred tax assets	1,323	838
Other assets	17,050	10,132
Total assets	$483,353	$288,426

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$ 18,750	$ 6,667
Accounts payable	67,028	75,724
Accrued expenses	29,965	36,584
Dividends payable	367	312
Total current liabilities	116,110	119,287

Long-term debt	173,406	11,111
Deferred compensation	8,930	6,034
Long-term lease obligations	22,584	20,258
Earn-out obligations	29,634	7,807
Other liabilities	31	153
Total liabilities	350,695	164,650

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,237,923 and 5,193,891, respectively	262	260
Additional paid-in capital	16,871	15,692
Retained earnings	115,525	107,824
Total stockholders’ equity	132,658	123,776
Total liabilities and stockholders’ equity	$483,353	$288,426

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Revenues:
Services	$144,614	$207,763	$292,861	$434,527
Products	13,932	4,710	16,929	6,122
Total revenues	158,546	212,473	309,790	440,649

Contract costs:
Services	137,611	198,863	279,037	416,870
Products	11,733	3,200	13,821	4,420
Total contract costs	149,344	202,063	292,858	421,290

Selling, general and administrative expenses	1,929	457	2,750	755

Operating income	7,273	9,953	14,182	18,604

Interest expense, net	440	19	584	14

Income before income taxes	6,833	9,934	13,598	18,590

Provision for income taxes	2,622	3,831	5,215	7,089

Net income	$4,211	$6,103	$8,383	$11,501

Basic and diluted weighted average shares outstanding	5,237,337	5,191,909	5,225,899	5,186,191

Basic and diluted earnings per share	$0.80	$1.18	$1.60	$2.22

Dividends declared per share	$0.07	$0.06	$0.13	$0.11

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the six months
	ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,383	$11,501
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,409	4,267
(Gain) loss on sale of property and equipment	(1)	10
Deferred taxes	80	(51)
Stock-based compensation	307	392
Earn-out obligation adjustment	(955)	-
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	15,377	36,652
Inventories	(1,081)	-
Other current assets and noncurrent assets	(4,531)	738
Accounts payable and deferred compensation	(14,060)	(44,315)
Accrued expenses	(7,582)	(5,181)
Long-term lease obligations	26	(12)
Other liabilities	(122)	-

Net cash provided by operating activities	1,250	4,001

Cash flows from investing activities:
Purchases of property and equipment	(2,101)	(2,565)
Proceeds from the sale of property and equipment	7	-
Cash paid for acquisition, net of cash acquired	(174,932)	-
Earn-out obligation payments	(1,384)	(1,845)

Net cash used in investing activities	(178,410)	(4,410)

Cash flows from financing activities:
Borrowings on loan arrangement	314,517	120,366
Repayments on loan arrangement	(140,139)	(120,366)
Payment of debt financing costs	(1,707)	-
Dividends paid	(627)	(518)

Net cash provided by (used in) financing activities	172,044	(518)

Net decrease in cash and cash equivalents	(5,116)	(927)
Cash and cash equivalents at beginning of period	5,764	8,024
Cash and cash equivalents at end of period	$648	$7,097

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies. Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, information technology (“IT”) solutions, health care IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

Our active, unincorporated divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), Akimeka, LLC (“Akimeka”), which we acquired on August 19, 2010, and Wheeler Bros., Inc. (“WBI”), which we acquired on June 6, 2011.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

As a result of our acquisition of WBI, we are separately presenting revenue and contract costs for products and services.  Revenue and contract costs amounts from the prior year have been reclassified to conform to the current year presentation.

We have made the following additions to our significant accounting policies as a result of the acquisition of WBI (see Note 8):

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method.  Included in inventory are related purchasing, storage, and handling costs.  Our inventory primarily consists of vehicle replacement parts.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Revenue Recognition

Substantially all of the revenues for WBI result from supplying vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the product is delivered to the customer.  Revenues from product sales are presented net of allowances for estimated sales returns, which are based on historical return rates.

(2) Other Assets

Included in other assets as of June 30, 2011 is $1.5 million held in an escrow account to satisfy terms of a settlement agreement entered into during March 2011 between us and a subcontractor (“the Agreement”).  The Agreement requires certain work share conditions to be satisfied over an 18-month period that expires August 31, 2012.  We may be required to compensate the subcontractor up to $1.5 million from the escrow account if those conditions are not satisfied at the conclusion of the 18-month period.  We believe that we will satisfy the work share requirements of the Agreement.

(3) Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to make the WBI acquisition and provide working capital for our continuing operations. The loan agreement consists of a term loan facility and a revolving loan facility, and the revolving loan facility provides us with letters of credit. The loan agreement, which expires in June 2016, replaced a loan agreement that also consisted of a term loan, revolving loan, and letters of credit.

The term loan requires payments in quarterly installments based on an accelerating amortization schedule, with fifteen percent of the original $125 million principal amount due in each of the first two years, twenty percent due in each of years three and four, and thirty percent due in year five. The amount of term loan borrowings outstanding as of June 30, 2011 is approximately $120.3 million. The amount of term loan borrowings outstanding on the predecessor loan agreement as of December 31, 2010 was approximately $17.8 million.

Our scheduled term loan payments are: $9.4 million before 2012, $18.8 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016.

The maximum amount of credit available to us for revolving loans and letters of credit as of June 30, 2011 was $125 million and the loan agreement has a provision whereby we may elect to increase this maximum to a total of $175 million. We may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay fees on letters of credit that are issued. We had approximately $71.9 million in revolving loan borrowings outstanding and $5 million of letters of credit outstanding as of June 30, 2011. We had approximately $6.9 million of letters of credit outstanding and no revolving loan borrowings outstanding as of December 31, 2010 on the predecessor loan agreement.

Total borrowed funds outstanding as of June 30, 2011, including both term loan borrowings and revolving loan borrowings, were approximately $192.2 million. Total borrowed funds outstanding as of December 31, 2010, were approximately $17.8 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

We incurred financing costs of approximately $1.7 million in connection with this loan agreement.  These costs were capitalized and will be amortized over the life of the loan, which is five years.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of June 30, 2011 is 2.25% and the base rate base margin as of June 30, 2011 is 0.5%. The base margins decline in steps as our Total Funded Debt/Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio declines. As of June 30, 2011, interest rates on portions of our outstanding debt ranged from 2.44% to 3.75%. The effective interest rate on our aggregate outstanding debt as of June 30, 2011 was 2.51%.

Interest expense incurred on bank loan borrowings for the three months ended June 30, 2011 was approximately $448 thousand and approximately $35 thousand for the same period of the prior year. Interest expense incurred on bank loan borrowings for the six months ended June 30, 2011 was approximately $614 thousand and approximately $67 thousand for the same period of the prior year.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at June 30, 2011.

(4) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under our 2006 Restricted Stock Plan based on VSE’s financial performance for the respective calendar years.  These restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 2, 2011, the employees eligible for the restricted stock awards based on the financial performance of 2008, 2009 and 2010, received a total of 32,256 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under our 2006 Restricted Stock Plan. On January 2, 2011, the non-employee Directors received a total of 9,800 shares of restricted common stock. Compensation expense related to these awards was approximately $325 thousand.

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $176 thousand and $701 thousand for the three- and six-month periods ended June 30, 2011, respectively, and approximately $204 thousand and $699 thousand for the three- and six-month periods ended June 30, 2010, respectively.

The stock-based compensation amount of approximately $307 thousand and $392 thousand shown on the accompanying statements of cash flows for the six months ended June 30, 2011 and 2010, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

(5) Earnings Per Share

Basic earnings per share (“EPS”) has been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. There were no potentially dilutive instruments outstanding during the income statement period presented and, as such, basic and diluted common shares are the same.

(6) Commitments and Contingencies

We have, in the normal course of business, certain claims against us and against other parties and we may also be subject to various governmental investigations.  In our opinion, the resolution of these claims and investigations will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings, including government investigations, cannot be predicted with certainty.

(7) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under five reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group, the Infrastructure Group, and the Supply Chain Management Group. These segments operate under separate management teams and financial information is produced for each segment.  The entities within each of the Federal Group, International Group, and IT, Energy and Management Consulting Group reportable segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

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

Infrastructure Group – Our Infrastructure Group is engaged principally in providing diversified technical and management services to the government, including transportation infrastructure services, construction management services and aerospace services.  This group consists of ICRC.

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts. This group consists of WBI, acquired on June 6, 2011.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Our segment information is as follows (in thousands):

For the three- and six-month periods ended June 30,

	Three months		Six months
	2011	2010	2011	2010
Revenues:
Federal Group	$52,747	$128,755	$119,095	$258,521
International Group	54,682	52,939	106,392	122,187
IT, Energy and Management Consulting Group	27,603	21,336	54,966	41,628
Infrastructure Group	12,838	9,443	18,661	18,313
Supply Chain Management Group	10,676	-	10,676	-
Total revenues	$158,546	$212,473	$309,790	$440,649

Operating income:
Federal Group	$3,172	$6,059	$5,716	$10,843
International Group	1,800	1,841	3,716	3,883
IT, Energy and Management Consulting Group	3,133	2,450	5,477	4,434
Infrastructure Group	214	188	446	469
Supply Chain Management Group	1,959	-	1,959	-
Corporate/unallocated expenses	(3,005)	(585)	(3,132)	(1,025)
Operating income	$7,273	$9,953	$14,182	$18,604

	June 30,	December 31
	2011	2010
Total assets:
Federal Group	$51,784	$67,452
International Group	57,005	62,062
IT, Energy and Management Consulting Group	29,095	24,658
Infrastructure Group	15,414	21,239
Supply Chain Management Group	58,058	-
Corporate	271,997	113,015
Total assets	$483,353	$288,426

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
Source of Revenues	2011	2010	2011	2010
Army/Army Reserve	$64,615	$127,325	$140,263	$254,736
Navy	38,842	37,989	74,932	91,765
Department of Transportation	9,786	8,553	13,290	16,533
U.S. Postal Service	9,581	-	9,581	-
Department of Treasury	9,094	12,099	20,744	24,003
Other	26,628	26,507	50,980	53,612
Total revenues	$158,546	$212,473	$309,790	$440,649

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

(8) Acquisitions

Wheeler Bros., Inc.

On June 6, 2011, we acquired WBI, a supply chain management company headquartered in Somerset, PA.  WBI supplies vehicle parts to the U.S. Postal Service and the Department of Defense (“DoD”).  We see significant opportunities for leveraging WBI’s supply chain capabilities with our work of extending the service lives of legacy ships, vehicles, aircraft and their systems.

Cash paid at closing was $180 million, which includes approximately $1.9 million of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service. As such, the initial cash purchase price was approximately $178.1 million. WBI’s results of operations are included in the accompanying consolidated financial statements beginning June 6, 2011. WBI had revenues of approximately $10.7 million and operating income of approximately $2 million from the acquisition date through June 30, 2011.

For the acquisition of WBI, we recorded assets acquired and liabilities assumed at their fair values as of the acquisition date.  We incurred acquisition-related transaction costs of approximately $1.4 million and $1.8 million for the three- and six-month periods ended June 30, 2011, respectively, which included financial advisory, legal, accounting and other external costs directly related to the acquisition and are included in the selling, general and administrative expenses in the accompanying statements of income.

We plan to file an election under Internal Revenue Code Section 338(h) (10) to treat the WBI acquisition as a sale of assets for tax purposes.  We will make a payment to the sellers for the sellers’ incremental tax liabilities as a result of the election.  Tax advantages to us that will result from the 338(h) (10) election are expected to significantly exceed the additional payment that will be made to the sellers.  The additional federal and state income tax liabilities paid to the sellers will be recorded as additional purchase price.

We may be required to make additional payments of up to an aggregate of $40 million over a four year post-closing period if WBI achieves certain financial performance targets.  Included in earn-out obligations on the June 30, 2011 balance sheet is an earn-out liability of approximately $22.8 million which represents our best estimate of the present value of the earn-out obligation. We are in the process of finalizing the detailed valuation of this earn-out obligation and the final result of the valuation may differ from management’s estimate currently recorded. The balance will be adjusted, if necessary, to reflect the final result. After the valuation of the earn-out obligation as of the acquisition date is finalized, it will be re-measured each reporting period and any changes will be recognized in our statement of operations for such period.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The total estimated purchase price was allocated to WBI’s net assets based on their estimated fair value as of June 6, 2011.  We recorded the excess of the purchase price over the net assets as goodwill.  The allocation of the purchase price shown in the table below is preliminary and subject to change based on finalizing our detailed valuations.  We allocated the purchase price as follows (in thousands):

Fair
Description	Value
Cash	$3,163
Accounts receivable	11,953
Inventories	37,524
Other current assets	3,940
Property and equipment	1,637
Intangibles – customer-related	69,400
Intangibles – acquired technologies	12,400
Intangibles – trade name	7,600
Current liabilities	(10,367)

Net identifiable assets acquired	137,250
Goodwill	63,627

Total consideration	$200,877

Cash consideration	$178,095
Acquisition date fair value of earn-out obligation	22,782
Total consideration	$200,877

The amount of goodwill recorded for the WBI acquisition as of the acquisition date was approximately $63.6 million and reflects the strategic advantage of adding supply chain management to the work we have historically performed to extend the life of military ships, vehicles, aircrafts and their installed systems. We believe that the supply chain capabilities we gain through the acquisition of WBI will enable vertical market expansion in our core business of sustaining legacy platforms and systems.  The goodwill recognized is expected to be deductible for income tax purposes. Of the purchase price, $69.4 million was recorded as a customer-related intangible asset that will be amortized on a straight-line basis over 12 years.  Approximately $12.4 million was recorded as an acquired technologies intangible asset that will be amortized on a straight-line basis over 11 years.  In addition, $7.6 million was allocated to WBI’s trade name that will be amortized on a straight-line basis over nine years.  The fair values assigned to the intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.

The following unaudited pro forma information has been presented as if the WBI acquisition had occurred on January 1, 2010.  This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of results had we completed the WBI acquisition on January 1, 2010.  The proforma net income has been adjusted to exclude approximately $1.8 million and $5.0 million of VSE and WBI acquisition-related transaction costs for the six-month period ended June 30, 2011, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

	Six months ended June 30,
	2011	2010

Revenues	$378,227	$518,073

Net income	$15,302	$18,356

Basic and diluted earnings per share	$2.93	$3.54

Akimeka

On August 19, 2010, we acquired Akimeka, which is headquartered in Hawaii with offices in Virginia, Florida and Texas. Akimeka is a health services information technology consulting company serving the government market. Akimeka is a recognized leader in the DoD health services and logistics sector dedicated to delivering innovative IT solutions.  Akimeka complements our subsidiary, G&B.

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

We may be required to make additional earn-out payments of up to an aggregate of $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets.  Included in earn-out obligations on the June 30, 2011 balance sheet is an earn-out liability of approximately $6.9 million that represents our best estimate of the present value of the earn-out obligation.  We estimated the fair value by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of the change through settlement. We recorded an adjustment of $955 thousand related to the decrease in the fair value of the earn-out obligation during the six months ended June 30, 2011 as a reduction of contract costs and earn-out obligations.

(9) Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2011 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2010	$-	$29,769	$6,513	$36,282
Increase from acquisition of WBI	63,627	-	-	63,627
Earn-out obligation	-	1,114	-	1,114
Balance as of June 30, 2011	$63,627	$30,883	$6,513	$101,023

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the final earn-out period ended on March 31, 2011. This resulted in a $1.1 million earn-out, which was recorded as goodwill and paid to the seller in the second quarter of 2011.

Intangible assets consist of the value of contract-related intangible assets, acquired technologies and trade names acquired in the acquisitions of ICRC, G&B, Akimeka and WBI. Intangible assets with indefinite lives not subject to amortization consist of ICRC and G&B trade names of approximately $2.4 million as of June 30, 2011 and December 31, 2010.  The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years.

Intangible assets consisted of the following (in thousands):

June 30, 2011	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$96,884	$(8,457)	$88,427
Acquired technologies	12,400	(78)	12,322
Trade names – amortizable	9,170	(210)	8,960
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(8,745)	$112,139

December 31, 2010	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$27,484	$(6,417)	$21,067
Trade name – amortizable	1,570	(64)	1,506
Trade names – indefinite lived	2,430	-	2,430
Total	$31,484	$(6,481)	$25,003

(10) Lease Commitments

We signed a lease in November 2009 for a building that will serve as our headquarters beginning in the Spring of 2012. Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules.  We have recorded a construction asset and corresponding long-term liability of approximately $21.5 million and $19.2 million, respectively, on the accompanying June 30, 2011 and December 31, 2010 consolidated balance sheets in connection with this lease, which represents the construction costs incurred by the landlord as of the respective balance sheet dates.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value
Non-COLI assets held in DSC Plan	Other assets	Level 1	$ 313

Deferred compensation liability related to the DSC Plan	Deferred compensation	Level 2	$ 8,930

Earn-out obligation	Earn-out obligations	Level 3	$29,634

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the Akimeka earn-out obligation decreased approximately $955 thousand between December 31, 2010 and June 30, 2011. There was no change in the fair value of the WBI earn-out obligation between the acquisition date and June 30, 2011.

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

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. Our Federal Group operations are conducted by our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group operations are conducted by our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group operations are conducted by our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B”), and, since August 19, 2010, Akimeka, LLC (“Akimeka”). Our Infrastructure Group operations are conducted by our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”). Our Supply Chain Management Group operations are conducted by our wholly owned subsidiary Wheeler Bros., Inc. (“WBI”), which we acquired on June 6, 2011.

Segments

Our operations are conducted within five reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; 4) Infrastructure; and 5) Supply Chain Management.

Federal Group - Our Federal Group provides engineering, technical, management, supply chain management, and integrated logistics support services to U.S. military branches and other government agencies.

CED - CED managed the execution of our U.S. Army CECOM Rapid Response (“R2”) Program, which supported clients across DoD and the government. Significant revenue generating programs that we have performed under R2 Program delivery orders in 2011 and 2010 include the CED Assured Mobility Systems Program, under which we provided technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command (“TACOM”) and the RCV Modernization Program, under which we performed maintenance work on U.S. Army Route Clearance Vehicles in Kuwait. A substantial portion of our revenue on the R2 Program resulted from the pass-through of subcontractor support services that have a low profit margin. Our initial contract supporting the R2 Program expired in January 2011. In July 2010, we received one of several new multiple award omnibus contracts to continue work under the R2 replacement program known as Rapid Response-Third Generation (“R2-3G”) over a five-year period of performance. While the R2-3G contract gives us the opportunity to pursue follow-on work from the original R2 contract and new work, future revenue levels from this contract cannot be determined with certainty and we have not yet recorded any revenue on this contract as of June 30, 2011. There have been delays by the government in issuing task orders to all awardees on the R23G program.

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

GLOBAL - Through GLOBAL, we provide assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries. GLOBAL provides program management, engineering, technical support, logistics services for ship reactivations and transfers and follow-on technical support. The ending date for the contract under which this work is performed was recently extended and the contract is now scheduled to expire in September 2011. We have submitted a bid on a successor contract to continue this program work.

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

Seized Asset Programs – Our International Group also provides management, maintenance, storage and disposal support for seized and forfeited general property programs for the U.S. Department of Treasury (“Treasury”) and the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). Our cost plus incentive fee contract to support the Treasury program ended September 30, 2010 and the Department of Treasury has awarded us interim contract coverage through September 30, 2011 to continue providing services under the program. The ATF seized asset work was formerly performed under the Treasury contract, but in September 2010, ATF awarded a 10-year contract to our GLOBAL division to provide these services.

IT, Energy and Management Consulting Group – The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies.

Energetics - Energetics provides technical, policy, and management support in the areas of energy efficiency, sustainable energy supply, grid modernization, climate change mitigation, and infrastructure protection and resilience.  Energetics supports all aspects of R&D program management, including technical and engineering analysis, strategic and collaborative planning, technology roadmapping, program evaluation and metrics, technical communications, and market transformation.  Customers include the U.S. Department of Energy and its laboratories, the U.S. Department of Homeland Security, the U.S. Department of Commerce, and others.

G&B – G&B is an established information technology integrator providing service to many government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, Health and Human Services, and Defense; the Social Security Administration; and the National Institutes of Health. G&B’s core expertise lies in enterprise architecture development, information assurance/business continuity, security risk management, program and portfolio management, network IT services, systems design and integration, data center consolidation and management, program management and quality assurance services, and product and process improvement using Lean Six Sigma and other methodologies.

Akimeka - Akimeka provides the DoD’s health services and logistics sector with innovative IT solutions that meet high-priority challenges. Akimeka has a technical team skilled at developing  information technology (IT) health care solutions within government systems and protocols. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, and public safety. Most of Akimeka’s customers are in the military health system. We acquired Akimeka in August 2010.

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

Supply Chain Management Group – This group consists of our WBI subsidiary, acquired in June 2011, which supplies vehicle parts primarily to government clients. WBI’s largest customer is the U. S. Postal Service (“USPS”) and its largest source of revenues is a National Ordering Agreement with the USPS (“USPS NOA”). WBI also supplies military vehicle parts.

Concentration of Revenues
(in thousands)
For the six months ended June 30,
	2011		2010
Source of Revenue	Revenue	%	Revenue	%
CED Assured Mobility Systems	$50,770	17	$92,759	21
GLOBAL FMS	50,459	16	57,915	13
ELD US Army Reserve	32,797	11	30,331	7
Treasury/ATF Seized Asset Programs	15,035	5	22,859	5
PIEP Contract	13,290	4	16,533	4
USPS NOA	9,581	3	-	-
RCV Modernization	484	-	36,784	8
Other	137,374	44	183,468	42
Total Revenues	$309,790	100	$440,649	100

Management Outlook

We are continuing our strategic efforts to transition to a greater level of operational control over the work we perform, broaden our range of market offerings, diversify our client base, and focus on more profitable work. This transition began in prior years by increasing our employee workforce in our more profitable markets and identifying and pursuing new markets and clients through our existing businesses and acquisitions. We have built more robust capabilities in our IT offerings and have acquired a supply chain management offering.

With the acquisition of WBI in the second quarter of 2011, we have progressed in our strategic efforts to position our company for improvement in our profit margins, diversification of our product offerings and customer base, and more balance between the services we provide to DoD and Federal Civilian government agencies. We expect WBI to add revenues and profits and give us a well established supply chain management capability. WBI’s capabilities, when combined with our existing client relationships, present us with potential for future revenue growth in the DoD supply chain management market. Conversely, WBI’s relationship with the USPS, combined with our existing capabilities, also presents opportunities to leverage our offerings to a new client. These synergies have already produced results with the award of a contract from the USPS to develop and deliver a more fuel efficient repowered gasoline prototype delivery vehicle for testing within a six-month period. There are costs associated with development and delivery of the prototype, and in accordance with accounting regulations, we have recorded a future loss reserve of approximately $499 thousand as of June 30, 2011. We view this as an investment toward a solution for the USPS fleet of nearly 215,000 vehicles that provides us potential production opportunity in future periods.

The acquisition of Akimeka in 2010 represents a key initiative to expand our IT offerings and develop new clients. The DoD health-related information technology services performed by Akimeka provide us with access to an expanding DoD health-related market. When combined with the IT services performed by G&B and the energy and management consulting services performed by Energetics, we have a solid core of high level professional providers of in-demand services that we believe will continue to provide exceptional performance to our clients and contribute to increased revenues and improved profit margins.

The expiration of our R2 contract in January 2011 marked the end of a five- year period in which we generated a significant amount of revenues on this contract. While we performed work on some of the task orders issued under this contract at a reasonable profit margin, the majority of the revenue we recognized was from the pass-through of subcontractor work at what was essentially our cost with very little or no profit. With the discontinuation in 2011 of subcontractor pass-through on the expired R2 contract, we expect to stabilize our revenue base and stay in balance by reducing our indirect costs.

Our employee workforce has declined slightly in 2011, primarily attributable to the expiration of the RCV Modernization Program and the completion of several task orders on our Contract Field Teams (“CFT”) Program. Uncertainty related to government funding issues contributed to the employee decline to a lesser extent. The decline in our workforce was partially offset by the acquisition of 184 WBI employees and an increase in ICRC’s construction services workforce. As of June 30, 2011, our employee count was 2,780.

We believe the government’s focus will continue to include emphasis on information technology, energy and management consulting, and DoD legacy systems sustainment in the near future. We also believe that the government will be seeking innovative solutions to accomplish government cost reductions. The composition of our workforce and the services we offer are well aligned to respond to these areas of emphasis. We expect efforts directed toward the growth of our work in these service areas to help us replace declines in our DoD-related subcontractor work and sustain revenue levels.

We also know there are risks and uncertainties related to our business. Federal budget constraints are affecting the timeliness of awards and the funding of existing contracts in our markets. Government spending priorities may continue to change and pressure on government budgets may significantly impact the flow of work to federal contractors. This may result in increased competition for our market offerings. The government is also striving for budget efficiencies from better IT infrastructure and information management, an area for which we believe VSE is well positioned.

In addition to U.S. domestic budget uncertainties, our business is subject to the risks arising from global economic conditions and political factors associated with current and potential customers served through our contracts with the government. An economic slowdown in countries served under the GLOBAL FMS Program, failure by the government of a potential foreign customer to approve and fund acquisition of U.S. Navy ships serviced under this program, or political unrest in a country in which work is performed could potentially affect our revenues. In any one year, a significant amount of our revenues may result from work on the FMS Program for a single foreign government. FMS Program services provided to Egypt have typically accounted for approximately $50 million to $60 million in revenue annually. Due to the shutdown of certain government services and to living and working environment dangers associated with severe domestic and political unrest in Egypt, most of our work efforts performed in Egypt on the FMS Program were suspended in January 2011. As conditions stabilized, we transitioned most of our workforce back into Egypt. The duration of the disruption of our work in Egypt was temporary and reduced some of our revenues for the first half of 2011. Due to the uncertain conditions in Egypt, we cannot predict if and when future disruptions may occur or the potential impact of such disruptions on our 2011 and future financial operations.

Bookings and Funded Backlog

Revenues in our industry depend on contract funding (“bookings”), and funded contract backlog is an indicator of potential future revenues. Set forth below is a summary of our bookings and revenues for the six months ended June 30, 2011 and 2010, and funded contract backlog as of June 30, 2011 and 2010:

	(in millions)
	2011	2010
Bookings	$240	$458
Revenues	$310	$441
Funded Contract Backlog	$310	$491

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 2, 2011 for a full discussion of our critical accounting policies.

We have made the following addition to our critical accounting policies as a result of the acquisition of WBI.

Revenue Recognition

Substantially all of the revenues for WBI result from supplying vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the product is delivered to the customer.  Revenues from sales are presented net of allowances for estimated sales returns, which are based on historical return rates.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Six months ended June 30,
Contract Type	2011	%	2010	%
Cost-type	$92,075	30	$109,203	25
Time and materials	164,182	53	305,326	69
Fixed-price	53,533	17	26,120	6
	$309,790	100	$440,649	100

A significant portion of our time and materials revenues in 2010 were from CED R2 Program task orders. Due to the expiration of the R2 contract in January 2011, the percentages of work performed by contract type will likely differ in 2011. WBI’s revenues are classified as fixed-price revenue.

Results of Operations

The results of operations are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2011	2010	2011	2010	Months	Months
Revenues	$158,546	$212,473	$309,790	$440,649	$(53,927)	$(130,859)
Contract costs	149,344	202,063	292,858	421,290	(52,719)	(128,432)
Selling, general and administrative expenses	1,929	457	2,750	755	1,472	1,995
Operating Income	7,273	9,953	14,182	18,604	(2,680)	(4,422)
Interest expense, net	440	19	584	14	421	570
Income before income taxes	6,833	9,934	13,598	18,590	(3,101)	(4,992)
Provision for income taxes	2,622	3,831	5,215	7,089	(1,209)	(1,874)
Net Income	$4,211	$6,103	$8,383	$11,501	$(1,892)	$(3,118)

Our revenues decreased approximately $54 million, or 25%, for the three months ended June 30, 2011, as compared to the same period of 2010. Revenues decreased approximately $131 million, or 30%, for the six months ended June 30, 2011, as compared to the same period of 2010. Revenues for our Federal Group declined for the second quarter and first six months of 2011. Revenues for our International Group increased for the second quarter and declined for the first six months of 2011. Revenues for our IT, Energy and Management Consulting and Infrastructure Group increased for the second quarter and first six months of 2011.

Our operating income decreased approximately $2.7 million, or 27% for the three months ended June 30, 2011, as compared to the same period of 2010. Operating income decreased approximately $4.4 million, or 24% for the six months ended June 30, 2011, as compared to the same period of 2010. Operating income for our Federal Group and International Group declined for the second quarter and first six months of 2011. Operating income for our Infrastructure Group increased for the second quarter and declined for the first six months of 2011. Operating income for our IT, Energy and Management Consulting Group increased for the second quarter and first six months of 2011.

Changes in revenues and income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses increased in 2011 primarily due to costs associated with the acquisition of WBI.

Our effective income tax rates for the six months ended June 30, 2011 and 2010 were 38.4% and 38.1%, respectively.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2011	2010	2011	2010	Months	Months
Revenues	$52,747	$128,755	$119,095	$258,521	$(76,008)	$(139,426)

Operating Income	$3,172	$6,059	$5,716	$10,843	$(2,887)	$(5,127)
Profit percentage	6.0%	4.7%	4.8%	4.2%

Revenues for our Federal Group decreased approximately $76 million or 59%, for the three months ended June 30, 2011 as compared to the same period for the prior year. Revenues decreased approximately $139 million or 54%, for the six months ended June 30, 2011 as compared to the same period for the prior year. The decreases in revenues for this segment resulted primarily from a decrease in revenues associated with our expiring R2 contract of approximately $70 million in the second quarter and approximately $132 million in the first six months of 2011. Revenues on other contracts associated with our FSS division services also declined approximately $4.1 million for the second quarter and approximately $8.8 million for the first six months of 2011.

Operating income for our Federal Group decreased approximately $2.9 million, or 48% for the three months ended June 30, 2011, as compared to the same period for the prior year. Operating income decreased approximately $5.1 million or 47%, for the six months ended June 30, 2011 as compared to the same period for the prior year. The decline in operating income is primarily due to declines in profits associated with work on our expiring R2 contract of approximately $1 million for the second quarter and approximately $2.9 million for the first six months of 2011, and to declines in profits on other contracts associated with our FSS division services of approximately $1.1 million for the second quarter and approximately $2 million for the first six months of 2011.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2011	2010	2011	2010	Months	Months
Revenues	$54,682	$52,939	$106,392	$122,187	$1,743	$(15,795)

Operating Income	$1,800	$1,841	$3,716	$3,883	$(41)	$(167)
Profit percentage	3.3%	3.5%	3.5%	3.2%

Revenues for our International Group increased approximately $1.7 million, or 3%, for the three months ended June 30, 2011 as compared to the same period for the prior year. Revenues decreased approximately $15.8 million or 13%, for the six months ended June 30, 2011 as compared to the same period for the prior year. The largest impacts on revenues for this group were a decline in revenues associated with GLOBAL division services for work in Egypt of approximately $9 million for the first six months of 2011, and a decline of approximately $7 million in revenues associated with FMD pass-through work provided on engineering and technical services task orders.

Operating income for our International Group decreased approximately $41 thousand, or 2%, for the three months ended June 30, 2011 as compared to the same period for the prior year. Operating income decreased approximately $167 thousand or 4%, for the six months ended June 30, 2011 as compared to the same period for the prior year. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with the GLOBAL FMS Program.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2011	2010	2011	2010	Months	Months
Revenues	$27,603	$21,336	$54,966	$41,628	$6,267	$13,338

Operating Income	$3,133	$2,450	$5,477	$4,434	$683	$1,043
Profit percentage	11.4%	11.5%	10.0%	10.7%

Revenues for our IT, Energy and Management Consulting Group increased approximately $6.3 million, or 30% for the three months ended June 30, 2011, as compared to the same period for the prior year. Revenues increased approximately $13.3 million or 32%, for the six months ended June 30, 2011 as compared to the same period for the prior year. The increase in revenues resulted primarily from the inclusion of revenues of Akimeka, acquired in August 2010, in our 2011 operating results as compared to not having Akimeka revenues for the same period of 2010. Akimeka revenues were approximately $7.6 million for the second quarter and $15.4 million for the first six months of 2011.

Operating income for this segment increased approximately $683 thousand, or 28%, for the three months ended June 30, 2010, as compared to the same period for the prior year. Operating income increased approximately $1 million or 24%, for the six months ended June 30, 2011 as compared to the same period for the prior year. The increases are primarily attributable to the inclusion of Akimeka in our operating results. Operating income increased for Energetics and declined for G&B in conjunction with the changes in revenues.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2011	2010	2011	2010	Months	Months
Revenues	$12,838	$9,443	$18,661	$18,313	$3,395	$348

Operating Income	$214	$188	$446	$469	$26	$(23)
Profit percentage	1.7%	2.0%	2.4%	2.6%

Revenues for this group increased approximately $3.4 million, or 36%, for the three months ended June 30, 2011, as compared to the same period for the prior year. Revenues increased approximately $347 thousand or 2%, for the six months ended June 30, 2011 as compared to the same period for the prior year. Operating income for this segment increased approximately $26 thousand, or 14%, for the three months ended June 30, 2011, as compared to the same period for the prior year. Operating income decreased approximately $23 thousand or 5%, for the six months ended June 30, 2011 as compared to the same period for the prior year.

Changes in revenues and operating income for this segment are primarily attributable to revenue and profit activity on the PIEP. Work on this program is performed in Alaska and the level of work performed is subject to seasonal influences and differences in weather patterns during a season as compared to the same period in a prior year. During 2010, our customer funded the cost of certain work we performed on this project, but has not funded any fees normally associated with this work pending resolution of environmental and technical issues impacting the work. Accordingly, we have not recognized fee for most of the work on this project performed in the second half of 2010. We are currently in discussions with our customer regarding resolution of the fee issue. If the fee on this work is funded for performance through December 31, 2010, the additional revenue and operating income could be as high as approximately $1.5 million. We have not performed work in 2011 on the task order associated with this fee issue.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2011	2010	2011	2010	Months	Months
Revenues	$10,676	$-	$10,676	$-	$10,676	$10,676

Operating Income	$1,959	$-	$1,959	$-	$1,959	$1,959
Profit percentage	18.3%		18.3%

This group was established upon our acquisition of WBI on June 6, 2011.

Financial Condition

There has been no material adverse change in our financial condition in the first six months of 2011. Our capital structure has changed as a result of the WBI acquisition and associated bank financing. Significantly, our bank debt increased by approximately $174 million during this period. Changes to other asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $5.1 million during the first six months of 2011.

Cash provided by operating activities declined approximately $2.8 million in the first six months of 2011 as compared to the same period of 2010. This resulted from a decrease of approximately $3.1 million in cash provided by net income, an increase of approximately $222 thousand in cash from an increase in depreciation and amortization and other non-cash operating activities, and an increase of approximately $145 thousand in cash due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

We used approximately $174 million more cash in investing activities in the first six months of 2011 as compared to the same period of 2010. Our most significant investing activity in 2011 was the acquisition of WBI for approximately $175 million.

Cash provided by financing activities was approximately $172 million in the first six months of 2011 compared to cash used for financing activities of approximately $518 thousand for the same period of 2010. This difference was primarily due to bank borrowing to finance our acquisition of WBI in 2011.

We paid quarterly cash dividends totaling $0.12 per share during the first two quarters of 2011. Pursuant to our loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can cause significant increases or decreases in internal liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by government delays in the award of contractual coverage and funding and payments. Government funding delays have caused delays in our ability to invoice for revenues earned, resulting in a negative impact on our Days Sales Outstanding in 2011.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies. Our acquisitions of Akimeka in 2010 and WBI in 2011 required a significant use of our cash.

Our external financing consists of a loan agreement entered into in June 2011 with a group of banks to make the WBI acquisition and provide working capital for our continuing operations. The new loan agreement, which expires in June 2016, replaced a previous loan agreement and consists of a term loan, revolving loans, and letters of credit.

The term loan has quarterly installments payable based on an accelerating amortization schedule, with fifteen percent of the original $125 million principal amount due in each of the first two years, twenty percent due in each of years three and four, and thirty percent due in year five. The amount of the term loan outstanding as of June 30, 2011 is approximately $120.3 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2011 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $71.9 in revolving loan amounts outstanding and $5 million of letters of credit outstanding as of June 30, 2011. During the second quarter of 2011, the highest outstanding revolving loan amount was $80 million and the lowest was $0. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of June 30, 2011 is 2.25% and the base rate base margin as of June 30, 2011 is 0.5%. The base margins decline in steps as our Total Funded Debt/EBITDA Ratio declines. As of June 30, 2011, interest rates on portions of our outstanding debt ranged from 2.44% to 3.75%. The effective interest rate on our aggregate outstanding debt as of June 30, 2011 was 2.51%.

The loan agreement contains collateral provisions requiring VSE to provide security interest in its assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at June 30, 2011.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	2.54 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	2.93 to 1

We currently do not use public debt security financing.

Inflation and Pricing

Most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of computer systems equipment, furniture and fixtures, shop and warehouse equipment, and land and improvements. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements, in July 2011 we employed interest rate hedges to fix the rate on a significant portion of our outstanding borrowings for various periods of time. While the immediate result of fixing these rates is an increase in the net effective rate as compared to the effective interest rate on our aggregate outstanding debt as of June 30, 2011, the fixed rates will protect us against future interest rate increases.

In July 2011, we purchased a three-year amortizing LIBOR interest rate swap on the term loan debt for an initial amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments are scheduled. With the swap in place, we will pay an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and an effective rate of 1.615% plus our base margin from July 2012 through June 2014.

As of July 2011, we purchased a two year LIBOR interest rate swap on the revolving loan debt for an initial amount of $40 million. The swap amount declines to $20 million in June 2012, and expires in June 2013. With the swap in place, we will pay an effective rate on the hedged term debt of 0.7775% plus our base margin during the two years.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

VSE did not purchase any of its equity securities during the period covered by this report.

Under the Registrant's loan agreement dividends may be paid in an annual aggregate amount of $.60 per share, provided there is no default under the loan agreement.

Item 6.    Exhibits

(a) Exhibits
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document

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

VSE CORPORATION

Date: August 1, 2011	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating
Officer

Date: August 1, 2011	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)