Form 10-Q
period 2011-09-30
VSE CORP
filed 2011-10-31
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011
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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of October 28, 2011:  5,237,923.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation (“VSE,” the “Company,” “us,” “our,” or “we”) results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” contained in VSE’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2011.

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our Annual Report on Form 10-K and any Current Reports on Form 8-K we file.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$316	$5,764
Receivables, principally U.S. Government, net	114,441	156,938
Inventories	40,477	-
Deferred tax assets	1,877	1,602
Other current assets	17,644	9,552
Total current assets	174,755	173,856

Property and equipment, net	46,435	42,315
Intangible assets, net	109,337	25,003
Goodwill	93,099	36,282
Deferred tax assets	666	838
Other assets	14,746	10,132
Total assets	$439,038	$288,426

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,750	$6,667
Accounts payable	51,205	75,724
Accrued expenses	35,916	36,584
Dividends payable	367	312
Total current liabilities	106,238	119,287

Long-term debt	145,689	11,111
Deferred compensation	8,260	6,034
Long-term lease obligations	23,875	20,258
Earn-out obligations	17,236	7,807
Other liabilities	158	153
Total liabilities	301,456	164,650

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,237,923 and 5,193,891, respectively	262	260
Additional paid-in capital	16,871	15,692
Retained earnings	121,279	107,824
Accumulated other comprehensive loss	(830)	-
Total stockholders’ equity	137,582	123,776
Total liabilities and stockholders’ equity	$439,038	$288,426

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Revenues:
Services	$121,393	$209,040	$414,254	$643,567
Products	38,530	3,903	55,459	10,025
Total revenues	159,923	212,943	469,713	653,592

Contract costs
Services	116,210	197,672	395,247	614,542
Products	31,106	2,576	44,927	6,996
Total contract costs	147,316	200,248	440,174	621,538

Selling, general and administrative expenses	1,220	850	3,970	1,605

Operating income	11,387	11,845	25,569	30,449

Interest expense, net	1,377	61	1,961	75

Income before income taxes	10,010	11,784	23,608	30,374

Provision for income taxes	3,890	4,566	9,105	11,655

Net income	$6,120	$7,218	$14,503	$18,719

Basic and diluted weighted average shares outstanding	5,237,923	5,192,202	5,229,951	5,188,217

Basic and diluted earnings per share	$1.17	$1.39	$2.77	$3.61

Dividends declared per share	$0.07	$0.06	$0.20	$0.17

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the nine months
	ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,503	$18,719
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,014	6,479
Loss on sale of property and equipment	62	70
Deferred taxes	422	(294)
Stock-based compensation	786	830
Earn-out obligation adjustment	(1,533)	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	54,450	37,923
Inventories	(2,807)	-
Other current assets and noncurrent assets	(7,031)	(4,919)
Accounts payable and deferred compensation	(30,699)	(45,767)
Accrued expenses	(7,447)	(3,013)
Long-term lease obligations	17	-
Other liabilities	5	57

Net cash provided by operating activities	30,742	10,085

Cash flows from investing activities:
Purchases of property and equipment	(3,820)	(3,631)
Proceeds from the sale of property and equipment	13	-
Cash paid for acquisitions, net of cash acquired	(174,933)	(29,841)
Earn-out obligation payments	(1,384)	(1,845)

Net cash used in investing activities	(180,124)	(35,317)

Cash flows from financing activities:
Borrowings on loan arrangement	411,473	159,614
Repayments on loan arrangement	(264,812)	(139,614)
Payment of debt financing costs	(1,734)	-
Dividends paid	(993)	(829)

Net cash provided by financing activities	143,934	19,171

Net decrease in cash and cash equivalents	(5,448)	(6,061)
Cash and cash equivalents at beginning of period	5,764	8,024
Cash and cash equivalents at end of period	$316	$1,963

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Net income	$6,120	$7,218	$14,503	$18,719
Change in fair value of interest rate swap agreements	(830)	-	(830)	-
Comprehensive income	$5,290	$7,218	$13,673	$18,719

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies, including the United States Postal Service (“USPS”). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

Our active, unincorporated divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), Akimeka, LLC (“Akimeka”), and Wheeler Bros., Inc. (“WBI”), which we acquired on June 6, 2011.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We have made the following additions to our significant accounting policies as a result of the acquisition of WBI (see Note 7):

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method.  Included in inventory are related purchasing, storage, and handling costs.  Our inventory primarily consists of vehicle replacement parts.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Revenue Recognition

Substantially all of the revenues for WBI result from supplying vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the product is delivered to the customer.  Revenues from product sales are presented net of allowances for estimated sales returns, which are based on historical return rates.

(2)  Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to make the WBI acquisition and provide working capital for our continuing operations. The loan agreement consists of a term loan facility and a revolving loan facility, which also provides us with letters of credit. The loan agreement, which expires in June 2016, replaced a predecessor loan agreement that also consisted of a term loan, revolving loan, and letters of credit.

The term loan requires payments in quarterly installments based on an accelerating amortization schedule, with 15% of the original $125 million principal amount due in each of 2012 and 2013, 20% due in each of 2014 and 2015, and 30% due in 2016. The amount of term loan borrowings outstanding as of September 30, 2011 is approximately $115.6 million. The amount of term loan borrowings outstanding on the predecessor loan agreement as of December 31, 2010 was approximately $17.8 million.

Our scheduled term loan payments following September 30, 2011 are: $4.7 million in 2011, $18.8 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016.

The maximum amount of credit available to us for revolving loans and letters of credit as of September 30, 2011 was $125 million and the loan agreement has a provision whereby we may elect to increase this maximum to a total of $175 million. We may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay fees on letters of credit that are issued. We had approximately $48.8 million in revolving loan borrowings outstanding and $5 million of letters of credit outstanding as of September 30, 2011. We had approximately $6.9 million of letters of credit outstanding and no revolving loan borrowings outstanding as of December 31, 2010 on the predecessor loan agreement.

Total borrowed funds outstanding as of September 30, 2011, including both term loan borrowings and revolving loan borrowings, were approximately $164.4 million. Total bank loan borrowed funds outstanding as of December 31, 2010 were $17.8 million.

We incurred financing costs of approximately $1.7 million in connection with the borrowing facility we entered into in June 2011.  These costs were capitalized and will be amortized over the life of the loan, which is five years.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of September 30, 2011 is 2.25% and the base rate base margin as of September 30, 2011 is 0.5%. The base margins decline in increments as our Total Funded Debt/EBITDA Ratio declines. As of September 30, 2011, interest rates on portions of our outstanding debt ranged from 2.48% to 3.75%. The effective interest rate on our aggregate outstanding debt as of September 30, 2011 was 2.87%.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

We have employed interest rate hedges on a significant portion of our outstanding borrowings. In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on the term loan for an initial amount of $101 million.  The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we will pay an effective rate on the hedged term loan of 0.56% plus our base margin from July 2011 through June 2012, and an effective rate of 1.615% plus our base margin from July 2012 through June 2014. In July 2011, we purchased a two-year LIBOR interest rate swap on the revolving loan debt for an initial amount of $40 million. The swap amount declines to $20 million in June 2012, and expires in June 2013. With the swap in place, we will pay an effective rate on the hedged term debt of 0.7775% plus our base margin during the two years.

Interest expense incurred on bank loan borrowings for the three months ended September 30, 2011 was approximately $1.3 million and approximately $68 thousand for the same period of the prior year. Interest expense incurred on bank loan borrowings for the nine months ended September 30, 2011 was approximately $1.9 million and approximately $135 thousand for the same period of the prior year.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at September 30, 2011.

(3) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under our 2006 Restricted Stock Plan based on our financial performance for the respective fiscal years.  These restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 2, 2011, the employees eligible for the restricted stock awards based on the financial performance for 2008, 2009 and 2010, received a total of 32,256 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under our 2006 Restricted Stock Plan. On January 2, 2011, the non-employee Directors received a total of 9,800 shares of restricted common stock. Compensation expense related to these awards was approximately $325 thousand.

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $478 thousand and $1.2 million for  the  three- and  nine-month periods  ended  September  30,  2011, respectively, and approximately $436 thousand and $1.1 million for the three- and nine-month periods ended September 30, 2010, respectively.

The stock-based compensation amount of approximately $786 thousand and $830 thousand shown on the accompanying statements of cash flows for the nine months ended September 30, 2011 and 2010, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(4) Earnings Per Share

Basic earnings per share (“EPS”) has been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. There were no potentially dilutive instruments outstanding during the income statement periods presented and, as such, basic and diluted common shares are the same.

(5) Commitments and Contingencies

We entered into an agreement (the “Agreement”) with a subcontractor in March 2011 to satisfy certain work share requirements.  Under the terms of the Agreement, we are required to provide the subcontractor with certain levels of subcontracted work over two specified nine-month periods. The first period began March 1, 2011 and ends November 30, 2011. The second period begins December 1, 2011 and ends August 31, 2012. If the work share requirements are not fulfilled, then we are required to make a cash payment to the subcontractor of up to $750 thousand for each period.  If a cash payment is made after the first nine- month period and we are able to provide a level of work during the second nine- month period that satisfies all or a portion of the work requirements for the combined eighteen months, we are entitled to a return of all or a portion of the cash payment. Under terms of the Agreement, we have placed $1.5 million in an escrow account to ensure cash payments to the subcontractor if the work share requirements are not satisfied. The escrowed funds are classified as other current assets on our September 30, 2011 financial statements.

Due to delays in contract awards and protests of contracts awarded to us, it is probable that we will not be able to provide any of the first period required work to the subcontractor by November 30, 2011. Accordingly, we have recorded an expense of $750 thousand due to the subcontractor on our financial statements as of September 30, 2011. We believe that we will be able to satisfy work share requirements for the second period as pending contract bids are awarded and protests are resolved.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies. This group consists of Energetics, G&B and Akimeka.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing diversified technical and management services to the government, including transportation infrastructure services, construction management services and aerospace services.  This group consists of ICRC.

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts. This group consists of WBI, acquired on June 6, 2011.

Our segment information is as follows (in thousands):

For the three- and nine-month periods ended September 30,

	Three months		Nine months
	2011	2010	2011	2010
Revenues:
Federal Group	$36,479	$103,274	$155,574	$361,795
International Group	51,290	64,686	157,682	186,873
IT, Energy and Management Consulting Group	25,905	25,831	80,871	67,459
Infrastructure Group	9,815	19,152	28,476	37,465
Supply Chain Management Group	36,434	-	47,110	-
Total revenues	$159,923	$212,943	$469,713	$653,592

Operating income:
Federal Group	$1,153	$5,593	$5,914	$16,436
International Group	222	3,688	3,938	7,571
IT, Energy and Management Consulting Group	3,079	3,534	9,206	7,968
Infrastructure Group	159	(73)	605	396
Supply Chain Management Group	6,896	-	8,823	-
Corporate/unallocated expenses	(122)	(897)	(2,917)	(1,922)
Operating income	$11,387	$11,845	$25,569	$30,449

	September 30,	December 31,
	2011	2010
Total assets:
Federal Group	$31,863	$67,452
International Group	49,366	62,062
IT, Energy and Management Consulting Group	20,761	24,658
Infrastructure Group	15,614	21,239
Supply Chain Management Group	56,067	-
Corporate	265,367	113,015
Total assets	$439,038	$288,426

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
Source of Revenues	2011	2010	2011	2010
Army/Army Reserve	$48,930	$106,324	$189,193	$361,060
Navy	35,521	46,708	110,453	138,473
Department of Transportation	6,974	18,310	20,264	34,843
U.S. Postal Service	33,532	-	43,113	-
Department of Treasury	11,034	15,449	31,778	39,452
Other	23,932	26,152	74,912	79,764
Total revenues	$159,923	$212,943	$469,713	$653,592

(7) Acquisitions

Wheeler Bros., Inc.

On June 6, 2011, we acquired WBI, a supply chain management company headquartered in Somerset, PA.  WBI supplies vehicle parts to the U.S. Postal Service and the DoD.  We see significant opportunities for leveraging WBI’s supply chain capabilities with our work of extending the service lives of legacy ships, vehicles, aircraft and their systems.

Cash paid at closing was $180 million, which includes approximately $1.9 million of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service. As such, the initial cash purchase price was approximately $178.1 million. WBI’s results of operations are included in the accompanying unaudited condensed consolidated financial statements beginning June 6, 2011. WBI had revenues of approximately $47.1 million and operating income of approximately $8.8 million from the acquisition date through September 30, 2011.

For the acquisition of WBI, we recorded assets acquired and liabilities assumed at their fair values as of the acquisition date.  We incurred acquisition-related transaction costs of approximately $15 thousand and $1.8 million for the three- and nine-month periods ended September 30, 2011, respectively, which included financial advisory, legal, accounting and other external costs directly related to the acquisition and are included in selling, general and administrative expenses in the accompanying statements of income.

We plan to file an election under Internal Revenue Code Section 338(h) (10) to treat the WBI acquisition as a sale of assets for tax purposes.  We will make a payment to the sellers for the sellers’ incremental tax liabilities as a result of the election.  Our tax advantages resulting from the 338(h) (10) election are expected to significantly exceed the additional payment that will be made to the sellers.  The additional federal and state income tax liabilities paid to the sellers will be recorded as additional purchase price.

We may be required to make additional payments of up to an aggregate of $40 million over a four-year post-closing period if WBI achieves certain financial performance targets.  Included in earn-out obligations on the September 30, 2011 balance sheet is an earn-out liability of approximately $15.3 million, which represents our best estimate of the present value of the earn-out obligation. After the June 30, 2011 interim financial statements were issued,

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

we completed our analysis of the earn-out obligation and estimated the fair value to be approximately $15.2 million.  The carrying amount of the earn-out obligation was retrospectively decreased by approximately $7.6 million as of September 30, 2011, with a corresponding decrease to goodwill. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of change through settlement. We recorded an adjustment of $30 thousand related to the increase in the fair value of the earn-out obligation during the quarter ended September 30, 2011 as an increase of contract costs and earn-out obligations.

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

Fair
Description	Value
Cash	$3,163
Accounts receivable	11,953
Inventories	37,670
Other current assets	4,027
Property and equipment	1,637
Intangibles – customer-related	69,400
Intangibles – acquired technologies	12,400
Intangibles – trade name	7,600
Current liabilities	(10,211)

Net identifiable assets acquired	137,639
Goodwill	55,703

Total consideration	$193,342

Cash consideration	$178,095
Acquisition date fair value of earn-out obligation	15,247
Total consideration	$193,342

The amount of goodwill recorded for the WBI acquisition as of the acquisition date was approximately $55.7 million and reflects the strategic advantage of adding supply chain management to the work we have historically performed to extend the life of military ships, vehicles, aircrafts and their installed systems. We believe that the supply chain capabilities we gain through the acquisition of WBI will enable vertical market expansion in our core business of sustaining legacy platforms and systems.  The goodwill recognized is expected to be deductible for income tax purposes. Of the purchase price, $69.4 million was recorded as a customer-related intangible asset that will be amortized on a straight-line basis over 12 years.  Approximately $12.4 million was recorded as an acquired technologies intangible asset that will be amortized on a straight-line basis over 11 years.  In addition, $7.6 million was allocated to WBI’s trade name that will be amortized on a straight-line basis over nine years.  The fair values assigned to the intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The following unaudited pro forma information has been presented as if the WBI acquisition had occurred on January 1, 2010.  This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of results had we completed the WBI acquisition on January 1, 2010.

	Nine months
	ended September 30,
	2011	2010

Revenues	$538,150	$772,039

Net income	$21,547	$28,862

Basic and diluted earnings per share	$4.12	$5.56

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

Cash paid at closing was $33 million, which includes $725 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service.  As such, the initial cash purchase price was $32.3 million.  Additional cash consideration of approximately $363 thousand was paid in December 2010 to the sellers based on the final working capital calculation. Akimeka's results of operations are included in the accompanying unaudited condensed consolidated financial statements beginning August 19, 2010.

We may be required to make additional earn-out payments of up to an aggregate of $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets.  Included in earn-out obligations on the September 30, 2011 balance sheet is an earn-out liability of approximately $6.2 million, which represents our best estimate of the present value of the earn-out obligation.  We estimated the fair value by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of the change through settlement. We recorded adjustments of $608 thousand and $1.6 million related to the decrease in the fair value of the earn-out obligation during the three and nine months ended September 30, 2011, respectively, as reductions of contract costs and earn-out obligations.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(8) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2011 are as follows (in thousands):
	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2010	$-	$29,769	$6,513	$36,282
Increase from acquisition of WBI	55,703	-	-	55,703
Earn-out obligation	-	1,114	-	1,114
Balance as of September 30, 2011	$55,703	$30,883	$6,513	$93,099

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the final earn-out period ended on March 31, 2011. This resulted in a $1.1 million earn-out, which was recorded as goodwill and paid to the seller in the second quarter of 2011.

Intangible assets consist of the value of contract-related intangible assets, acquired technologies and trade names acquired in the acquisitions of ICRC, G&B, Akimeka and WBI. Intangible assets with indefinite lives not subject to amortization consist of ICRC and G&B trade names of approximately $2.4 million as of September 30, 2011 and December 31, 2010.  The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years.

Intangible assets consisted of the following (in thousands):

September 30, 2011	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$96,884	$(10,722)	$86,162
Acquired technologies	12,400	(360)	12,040
Trade names – amortizable	9,170	(465)	8,705
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(11,547)	$109,337

December 31, 2010	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$27,484	$(6,417)	$21,067
Trade name – amortizable	1,570	(64)	1,506
Trade names – indefinite lived	2,430	-	2,430
Total	$31,484	$(6,481)	$25,003

(9) Lease Commitments

We signed a lease in November 2009 for a building that will serve as our headquarters beginning in the Spring of 2012. Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules.  We have recorded a construction asset and corresponding long-term liability of approximately $22.9 million and $19.2 million, respectively, on the accompanying September 30, 2011 and December 31, 2010 consolidated balance sheets in connection with this lease, which represents the construction costs incurred by the landlord as of the respective balance sheet dates.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(10) Fair Value Measurements

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2011, and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2011	Fair Value December 31, 2010
Non-COLI assets held in DSC Plan	Other assets	Level 1	$ 280	$ 1,636

Deferred compensation liability related to the DSC Plan	Deferred compensation	Level 2	$ 8,260	$ 6,002

Interest rate swaps	Accrued expenses	Level 2	$ 1,355	$ -

Earn-out obligation- current	Accrued expenses	Level 3	$ 4,285	$ -

Earn-out obligations - long-term	Earn-out obligations	Level 3	$17,236	$ 7,807

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1.4 million at September 30, 2011, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $525 thousand, is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheet. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the Akimeka earn-out obligation decreased approximately $608 thousand and $1.6 million for the three and nine months ended September 30, 2011, respectively. The fair value of the WBI earn-out obligation increased $30 thousand between the acquisition date and September 30, 2011.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Current portion	Long-term portion	Total
Balance as of December 31, 2010	$-	$7,807	$7,807
Fair value adjustment included in earnings	-	(1,533)	(1,533)
Additional earn-out obligations	4,285	10,962	15,247
Balance as of September 30, 2011	$4,285	$17,236	$21,521

(11) Recent Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment.  Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We are evaluating the early adoption of the accounting update for our goodwill impairment test to be performed as of October 1, 2011.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income.  This guidance, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Executive Overview

Organization

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies, including the United States Postal Service (“USPS”). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

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

CED - CED manages our execution of programs under large omnibus contracts which support clients across DoD and the government. We have managed significant revenue generating delivery orders under the U.S. Army CECOM Rapid Response (“R2”) Program in 2011 and 2010, including our CED Assured Mobility Systems Program, under which we provided technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command (“TACOM”), and our RCV Modernization Program, under which we performed maintenance work on U.S. Army Route Clearance Vehicles in Kuwait. A substantial portion of our revenue on the R2 Program resulted from the pass-through of subcontractor support services that have a low profit margin. Our contract supporting the R2 Program expired in January 2011. In July 2010, we received one of several new multiple award omnibus contracts to continue work under the R2 replacement program known as Rapid Response-Third Generation (“R2-3G”) over a five-year period of performance. While the R2-3G contract gives us the opportunity to pursue follow-on work from the original R2 contract and new work, future revenue levels from this contract cannot be determined with certainty and revenue recorded on this contract through September 30, 2011 has been minimal.

ELD - ELD provides full life cycle engineering, logistics, maintenance and refurbishment services to extend and enhance the life of existing vehicles and equipment. ELD’s largest program supports the U. S. Army Reserve, and ELD also provides support to the U.S. Army. Core competencies include combat and combat service support system conversions, technical research, sustainment and re-engineering, system integration and configuration management.

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

GLOBAL - Through GLOBAL, we provide assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries. GLOBAL provides program management, engineering, technical support, logistics services for ship reactivations and transfers and follow-on technical support. In September 2011, GLOBAL was awarded a successor contract to continue this program work. The successor contract is a one year contract with a maximum potential value of $277 million and four one-year options, which, if exercised, would bring the cumulative five-year maximum potential value of this contract to $1.5 billion. In October 2011, a protest to the award of the contract was filed with the U.S. Government Accountability Office (GAO), and as a result, the performance of the awarded contract is subject to an automatic stay pending the outcome of the protest. Our work continues under the predecessor contract, but the level of effort may be constrained until the protest is resolved. GAO protests are generally resolved in no more than 100 days. We believe that the contract has been properly awarded and that there is no merit to the protest.

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

Seized Asset Programs – Our International Group also provides management, maintenance, storage and disposal support for seized and forfeited general property programs for the U.S. Department of Treasury (“Treasury”) and the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). Our cost plus incentive fee contract to support the Treasury program ended September 30, 2010 and the Department of Treasury has awarded us interim contract coverage through October 31, 2011 to continue providing services under the program. The ATF seized asset work was formerly performed under the Treasury contract, but in September 2010, ATF awarded a 10-year contract to our GLOBAL division to provide these services.

IT, Energy and Management Consulting Group – The IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies.

Energetics - Energetics provides technical, policy, and management support in the areas of energy efficiency, sustainable energy supply, grid modernization, climate change mitigation, and infrastructure protection and resilience. Energetics supports all aspects of R&D program management, including technical and engineering analysis, strategic and collaborative planning, technology road-mapping, program evaluation and metrics, technical communications, and market transformation. Customers include the U.S. Department of Energy and its laboratories, the U.S. Department of Homeland Security, the U.S. Department of Commerce, and others.

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

Supply Chain Management Group – This group consists of our WBI subsidiary, acquired in June 2011, which supplies vehicle parts primarily to government clients through a managed inventory program to USPS and direct sales to other clients, including DoD.

Concentration of Revenues
(in thousands)
For the Nine months ended September 30,
	2011		2010
Source of Revenue	Revenues	%	Revenues	%
CED Assured Mobility Systems	$59,191	13	$129,105	20
GLOBAL FMS	78,425	17	95,432	14
ELD US Army Reserve	48,580	10	45,394	7
Treasury/ATF Seized Asset Programs	29,956	6	37,790	6
PIEP Contract	20,303	4	34,869	5
USPS NOA	41,613	9	-	-
RCV Modernization	1,250	-	50,030	8
Other	190,395	41	260,972	40
Total Revenues	$469,713	100	$653,592	100

Management Outlook

Certain events and conditions related to our business continue to present challenges with respect to sustaining our revenue levels and have combined to cause a decline in revenues in 2011. Federal budgets have been strained, government spending priorities have been changing, and there has been an increasing government emphasis on oversight activities at the expense of contract administration efforts. This is affecting the timeliness of awards and the funding of new and existing contracts in our markets, impacting the flow of work to federal contractors, causing increased competition in the federal marketplace, and resulting in a sharp increase in protests of government contract awards. Additionally, global economic conditions and political factors and the winding down and phase out of our R2 Program have affected our international work. While our government clients continue to face pressures that will challenge our ability to grow revenues, we are taking steps to diversify our business and make it more efficient.

During this period of challenge to our revenue levels, we have become leaner and more efficient, and prepared ourselves to pursue a broader range of market offerings, a more diverse client base, and more profitable work. We have kept our cost structure in balance by reducing costs as necessary in a timely manner to preserve our competitiveness and profitability. We have increased our employee workforce in our more profitable markets and identified and pursued new markets and clients through our existing businesses and acquisitions. We have built more robust capabilities in our IT offerings and have acquired a supply chain management offering. Additionally, the expiration of the R2 contract concludes a program on which we recognized a significant amount of revenue from the pass-through of subcontractor work at what was essentially our cost with very little or no profit, although it has absorbed certain indirect costs. While this decrease of subcontractor pass-through has negatively impacted our revenues, a greater reliance on direct labor revenue has improved our profit margins.

The acquisition of WBI in the second quarter of 2011 has positioned us for improvement in our profit margins, diversification of our product offerings and customer base, and more balance between the services we provide to DoD and Federal Civilian government agencies. WBI gives us a well established supply chain management capability and we expect it to add revenues and profits. WBI’s capabilities, when combined with our existing client relationships, present us with potential for future revenue growth in the DoD supply chain management market. Conversely, WBI’s relationship with the USPS, combined with our existing capabilities, also presents opportunities to leverage our legacy vehicle life extension services to a new client. These synergies have already produced results with the award of a contract from the USPS to develop and deliver a more fuel efficient repowered gasoline prototype delivery vehicle for testing within a six-month period.

The acquisition of Akimeka in 2010 increased our range of market offerings and diversified of our client base. The DoD health-related information technology services performed by Akimeka provide us with access to an expanding DoD health-related market. When combined with G&B and Energetics, we have a solid core of high level professional providers of in-demand IT and energy and management consulting services that we believe will continue to provide exceptional performance to our clients, contribute to our revenues, and improve corporate profit margins. We believe the government’s focus will continue to include emphasis on information technology, energy and management consulting, and DoD legacy systems sustainment. The government is also striving for budget efficiencies from better IT infrastructure and information management, and will be seeking innovative solutions to accomplish government cost reductions. The composition of our workforce and the services we offer are well aligned to respond to these areas of emphasis.

Our work on the GLOBAL FMS Program has presented certain challenges in 2011. FMS Program services provided to Egypt have typically accounted for approximately $50 million to $60 million in revenue annually. Due to the shutdown of certain government services and to living and working environment dangers associated with severe domestic and political unrest in Egypt, most of our work efforts performed in Egypt on the FMS Program were suspended in January 2011. As conditions stabilized, we transitioned most of our workforce back into Egypt. The duration of the disruption of our work in Egypt was temporary and reduced some of our revenues for 2011. Due to the uncertain conditions in Egypt, we cannot predict if and when future disruptions may occur or the potential impact of such disruptions on our 2011 and future financial operations.

Our employee workforce has declined slightly in 2011, primarily attributable to the expiration of the RCV Modernization Program and the completion of several task orders on our Contract Field Teams (“CFT”) Program. Government funding issues contributed to the employee decline to a lesser extent. The decline in our workforce was partially offset by the acquisition of 184 WBI employees and an increase in ICRC’s construction services workforce. As of September 30, 2011, our employee count was 2,746, compared to 2,897 as of December 31, 2010.

Bookings and Funded Backlog

Revenues in our industry depend on contract funding (“bookings”), and funded contract backlog is an indicator of potential future revenues. Set forth below is a summary of our bookings and revenues for the nine months ended September 30, 2011 and 2010, and funded contract backlog as of September 30, 2011 and 2010:

	(in millions)
	2011	2010
Bookings	$396	$673
Revenues	$470	$654
Funded Contract Backlog	$305	$493

We have not included approximately $21 million of funding received in the bookings and funded contract backlog amounts above for 2011 on contract awards that are currently under protest.

Recent Accounting Pronouncements

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment. Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value. The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We are evaluating the adoption of the accounting update for our goodwill impairment test to be performed as of October 1, 2011.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income.  This guidance, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Nine months ended September 30,
Contract Type	2011	%	2010	%
Cost-type	$138,497	30	$182,754	28
Time and materials	221,862	47	430,067	66
Fixed-price	109,354	23	40,771	6
	$469,713	100	$653,592	100

A significant portion of our time and materials revenues in 2010 were from the CED R2 contract, which expired in January 2011. WBI’s revenues are classified as fixed-price revenue. Accordingly, the percentages of work performed by contract type will differ in 2011 as compared to 2010.

Results of Operations

The results of operations are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2011	2010	2011	2010	Months	Months

Revenues	$159,923	$212,943	$469,713	$653,592	$(53,020)	$(183,879)
Contract costs	147,316	200,248	440,174	621,538	(52,932)	(181,364)
Selling, general and administrative expenses	1,220	850	3,970	1,605	370	2,365
Operating Income	11,387	11,845	25,569	30,449	(458)	(4,880)
Interest expense, net	1,377	61	1,961	75	1,316	1.886
Income before income taxes	10,010	11,784	23,608	30,374	(1,774)	(6,766)
Provision for income taxes	3,890	4,566	9,105	11,655	(676)	(2,550)
Net Income	$6,120	$7,218	$14,503	$18,719	$(1,098)	$(4,216)

Our revenues decreased approximately $53 million, or 25%, for the three months ended September 30, 2011, as compared to the same period of 2010. Revenues decreased approximately $184 million, or 28%, for the nine months ended September 30, 2011, as compared to the same period of 2010. Revenues for our Federal, International, and Infrastructure Groups declined for the third quarter and first nine months of 2011. Revenues for our IT, Energy and Management Consulting Group increased for the third quarter and first nine months of 2011. We began recording revenues for our Supply Chain Management Group upon the acquisition of WBI in June 2011.

Our operating income decreased approximately $458 thousand, or 4% for the three months ended September 30, 2011, as compared to the same period of 2010. Operating income decreased approximately $4.9 million, or 16% for the nine months ended September 30, 2011, as compared to the same period of 2010. Operating income for our Federal Group and International Group declined for the third quarter and first nine months of 2011. Operating income for our IT, Energy and Management Consulting Group decreased for the third quarter and increased for the first nine months of 2011.  Operating income for our  Infrastructure Group increased for the third quarter and first nine months of 2011. Our Supply Chain Management Group began generating operating income upon the acquisition of WBI in June 2011.

Changes in revenues and income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses increased in 2011 as compared to 2010 primarily due to costs associated with the acquisition of WBI in the second quarter and to expenses associated with a work share agreement with a subcontractor and legal fees associated with protested contract awards in the third quarter.

Our effective income tax rates for the nine months ended September 30, 2011 and 2010 were 38.6% and 38.4%, respectively.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2011	2010	2011	2010	Months	Months

Revenues	$36,479	$103,274	$155,574	$361,795	$(66,795)	$(206,221)

Operating Income	$1,153	$5,593	$5,914	$16,436	$(4,440)	$(10,522)
Profit percentage	3.2%	5.4%	3.8%	4.5%

Revenues for our Federal Group decreased approximately $67 million or 65%, for the three months ended September 30, 2011 as compared to the same period for the prior year. Revenues decreased approximately $206 million or 57%, for the nine months ended September 30, 2011 as compared to the same period for the prior year. The decreases in revenues for this segment resulted primarily from a decrease in revenues associated with our expiring R2 contract of approximately $58 million in the third quarter and approximately $189 million in the first nine months of 2011. Revenues on other contracts associated with our FSS services declined approximately $3.8 million for the third quarter and approximately $14.4 million for the first nine months of 2011. Revenues on other contracts associated with our SED services declined approximately $3.6 million for the third quarter and approximately $6.7 million for the first nine months of 2011.

Operating income for our Federal Group decreased approximately $4.4 million, or 79% for the three months ended September 30, 2011, as compared to the same period for the prior year. Operating income decreased approximately $10.5 million or 64%, for the nine months ended September 30, 2011 as compared to the same period for the prior year. The decline in operating income is due to declines in profits associated with work on our expiring RCV Modernization Program on our R2 contract of approximately $121 thousand for the third quarter and approximately $2.4 million for the first nine months of 2011, and to declines in profits on other contracts. Profits on other contracts associated with our FSS services declined approximately $1.6 million for the third quarter and approximately $3.6 million for the first nine months of 2011. Profits on other contracts associated with our SED services declined by approximately $1.3 million for the third quarter and approximately $1.7 million for the first nine months of 2011. Profits on ELD’s services declined approximately $1.3 million for the third quarter and approximately $1.9 million for the first nine months of 2011.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2011	2010	2011	2010	Months	Months

Revenues	$51,290	$64,686	$157,682	$186,873	$(13,396)	$(29,191)

Operating Income	$222	$3,688	$3,938	$7,571	$(3,466)	$(3,633)
Profit percentage	0.4%	5.7%	2.5%	4.1%

Revenues for our International Group decreased approximately $13 million, or 21%, for the three months ended September 30, 2011 as compared to the same period for the prior year. Revenues decreased approximately $29 million or 16%, for the nine months ended September 30, 2011 as compared to the same period for the prior year. The largest impacts on revenues for this group for the third quarter were a decline of approximately $8.6 million in revenues associated with the GLOBAL FMS Program, and a decline of approximately $4.7 million in revenues associated with the Seized Asset Programs. The largest impacts on revenues for this group for the nine month period were a decline of approximately $16 million in revenues associated with the GLOBAL FMS Program and a decline of approximately $7.8 million in revenues associated with the Seized Asset Programs.

Operating income for our International Group decreased approximately $3.5 million, or 94%, for the three months ended September 30, 2011 as compared to the same period for the prior year. Operating income decreased approximately $3.6 million or 48%, for the nine months ended September 30, 2011 as compared to the same period for the prior year. The decline in operating income is primarily due to differences in the amount and timing of fee income recognized on the Seized Asset Programs. Under the cost plus incentive fee contract to support the Treasury Seized Asset Program that ended September 30, 2010, we recognized incentive fee of approximately $3.2 million in the third quarter of 2010 that was based on a twelve-month assessment ending September 30, 2010. The interim contract under which we performed work in 2011 is a cost plus fixed fee contract for which a lesser fee is earned and recognized as work is performed. Accordingly, there is no twelve-month fee recognition in 2011. A loss of $750 thousand associated with a work share agreement with a subcontractor also contributed to the decline in operating income for the third quarter. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with the GLOBAL FMS Program.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2011	2010	2011	2010	Months	Months

Revenues	$25,905	$25,831	$80,871	$67,459	$74	$13,412

Operating Income	$3,079	$3,534	$9,206	$7,968	$(455)	$1,238
Profit percentage	11.9%	13.7%	11.4%	11.8%

Revenues for our IT, Energy and Management Consulting Group were substantially unchanged for the three months ended September 30, 2011, as compared to the same period for the prior year. Revenues increased approximately $13 million or 20%, for the nine months ended September 30, 2011 as compared to the same period for the prior year. The increase for the nine month period resulted primarily from the inclusion of revenues of Akimeka, acquired in August 2010, in our 2011 operating results for the full period as compared to only a partial period in 2010. Akimeka revenues were approximately $7.3 million for the third quarter and $22.7 million for the first nine months of 2011. Revenues for Energetics declined approximately $1.1 million for the third quarter and increased approximately $533 thousand for the nine-month period. Revenues for G&B declined approximately $1.5 million for the third quarter and approximately $5.1 million for the nine-month period.

Operating income for this segment decreased approximately $455 thousand, or 13%, for the three months ended September 30, 2010, as compared to the same period for the prior year. Operating income increased approximately $1.2 million or 16%, for the nine months ended September 30, 2011 as compared to the same period for the prior year. The increases for the nine-month period resulted primarily from the inclusion of revenues of Akimeka, acquired in August 2010, in our 2011 operating results for the full period as compared to only a partial period in 2010. Operating income for Energetics decreased approximately $352 thousand for the third quarter and increased approximately $499 thousand for the nine-month period. Operating income for G&B decreased approximately $343 thousand for the third quarter and approximately $1.3 million for the nine-month period.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):
	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2011	2010	2011	2010	Months	Months

Revenues	$9,815	$19,152	$28,476	$37,465	$(9,337)	$(8,989)

Operating Income (Loss)	$159	$(73)	$605	$396	$232	$209
Profit percentage	1.6%	(0.4)%	2.1%	1.1%

Revenues for this group declined approximately $9.3 million, or 49%, for the three months ended September 30, 2011, as compared to the same period for the prior year. Revenues declined approximately $9 million or 24%, for the nine months ended September 30, 2011 as compared to the same period for the prior year. Operating income for this segment increased approximately $232 thousand for the three months ended September 30, 2011, as compared to the same period for the prior year. Operating income increased approximately $209 thousand or 53%, for the nine months ended September 30, 2011 as compared to the same period for the prior year.

Changes in revenues and operating income for this segment are primarily attributable to revenue and profit activity on the PIEP. Work on this program is performed in Alaska and the level of work performed is subject to seasonal influences and differences in weather patterns during a season as compared to the same period in a prior year. During 2011, our customer has experienced delays in funding and defining the scope of work, which have contributed to our decreased revenue levels for this segment. During 2010, our customer funded the cost of certain work we performed on this project, but has not funded fees normally associated with this work pending resolution of environmental and technical issues impacting the work. Accordingly, we have not recognized fee for most of the work on this project performed in the second half of 2010. We are currently in discussions with our customer regarding resolution of the fee issue. If the fee on this work is funded, we could recognize additional revenue and operating income as high as approximately $2.2 million, which includes base and award fee.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2011	2010	2011	2010	Months	Months

Revenues	$36,434	$-	$47,110	$-	$36,434	$47,110

Operating Income	$6,896	$-	$8,823	$-	$6,896	$8,823
Profit percentage	18.9%		18.7%

This group was established and began contributing to our operating results upon our acquisition of WBI on June 6, 2011.

Financial Condition

There has been no material adverse change in our financial condition in the first nine months of 2011. Our capital structure has changed as a result of the WBI acquisition and associated bank financing. Our bank debt increased by approximately $147 million as of September 30, 2011 compared to December 31, 2010. Changes to other asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $5.4 million during the first nine months of 2011.

Cash provided by operating activities increased approximately $20.7 million in the first nine months of 2011 as compared to the same period of 2010. This resulted from a decrease of approximately $4.2 million in cash provided by net income, an increase of approximately $2.7 million in cash from an increase in depreciation and amortization and other non-cash operating activities, and an increase of approximately $22.2 million in cash due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Our levels of accounts receivable and accounts payable may fluctuate significantly depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences may cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

We used approximately $145 million more cash in investing activities in the first nine months of 2011 as compared to the same period of 2010. Our most significant investing activity in 2011 was the acquisition of WBI for approximately $175 million.

Cash provided by financing activities increased approximately $125 million in the first nine months of 2011 as compared to the same period of 2010. This was primarily due to bank borrowing to finance our acquisition of WBI in 2011.

We paid quarterly cash dividends totaling $0.19 per share during the first three quarters of 2011. Pursuant to our loan agreement, our payment of cash dividends is subject to annual rate restrictions of $0.60 per share. We have paid cash dividends each year since 1973.

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

The term loan requires payments in quarterly installments based on an accelerating amortization schedule, with 15% of the original $125 million principal amount due in 2012 and 2013, 20% due in each of 2014 and 2015, and 30% due in 2016. The amount of term loan borrowings outstanding as of September 30, 2011 is approximately $115.6 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2011 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $48.8 million in revolving loan amounts outstanding and $5 million of letters of credit outstanding as of September 30, 2011. During 2011, the highest outstanding revolving loan amount was $80 million, immediately after the WBI acquisition, and the lowest was $0, immediately before the WBI acquisition. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of September 30, 2011 is 2.25% and the base rate base margin as of September 30, 2011 is 0.5%. The base margins decline in steps as our Total Funded Debt/EBITDA Ratio declines. As of September 30, 2011, interest rates on portions of our outstanding debt ranged from 2.48% to 3.75%. The effective interest rate on our aggregate outstanding debt as of September 30, 2011 was 2.87%.

The loan agreement contains collateral provisions requiring VSE to provide security interest in its assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at September 30, 2011.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	2.56 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	2.12 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements, in July 2011 we employed interest rate hedges to fix the rate on a significant portion of our outstanding borrowings for various periods of time. While the immediate result of fixing these rates is an increase in the net effective rate as compared to the effective interest rate on our aggregate outstanding debt prior to July 2011, the fixed rates will protect us against future interest rate increases.

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on the term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we will pay an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of September 30, 2011 is $96.3 million.

In July 2011, we entered into a two-year LIBOR interest rate swap on the revolving loan debt with a notional amount of $40 million. The swap amount declines to $20 million in June 2012, and expires in June 2013. With the swap in place, we will pay an effective rate on the hedged term debt of 0.7775% plus our base margin during the two years.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION

Date: October 28, 2011	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating
Officer

Date: October 28, 2011	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)