Form 10-K
period 2011-12-31
VSE CORP
filed 2012-03-08
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Approximately $101.9 million as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.05 par value, 5,246,527 shares outstanding as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 1, 2012, are incorporated by reference into Part III of this report.

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

VSE was incorporated in Delaware in 1959 and serves as a centralized management and consolidating entity for our business operations. Our business operations are managed under groups that perform our services. Our Federal Group consists of our Communications and Engineering Division ("CED"), Engineering and Logistics Division ("ELD"), Field Support Services Division (“FSS”), and Systems Engineering Division ("SED"). Our International Group consists of our GLOBAL Division ("GLOBAL") and Fleet Maintenance Division ("FMD"). Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B") and, since August 19, 2010, Akimeka, LLC (“Akimeka”). Our Infrastructure Group consists of our wholly owned subsidiary Integrated Concepts and Research Corporation (“ICRC”). Our Supply Chain Management Group operations are conducted by our wholly owned subsidiary Wheeler Bros., Inc. (“WBI”), acquired June 6, 2011. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business operations consist primarily of diversified logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, construction management and consulting services performed on a contract basis. Almost all of our contracts are with agencies of the United States Government (the "government") and other government prime contractors.

We seek to provide our customers with competitive, cost-effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products and an in-depth understanding of the basic requirements for effective systems and equipment.

(b)   Financial Information

Our operations are conducted within five reportable segments aligned with our management groups: 1) Federal, which generated approximately 30% of our revenues in 2011; 2) International, which generated approximately 34% of our revenues in 2011; 3) IT, Energy and Management Consulting, which generated approximately 17% of our revenues in 2011; 4) Infrastructure, which generated approximately 6% of our revenues in 2011; and 5) Supply Chain, which generated approximately 13% of our revenues in 2011. Additional financial information for our reportable segments appears in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

(c)  Description of Business

Services and Products

Our services include a broad array of capabilities and resources that support military, federal civil, and other government systems, equipment and processes. We are focused on creating, sustaining and improving the systems, equipment and processes of government through core offerings in logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, construction management and consulting services.

Typical projects include sustaining engineering support for military vehicles and combat trailers; military equipment refurbishment and modification; ship maintenance, overhaul, and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations; ship force crew training; life cycle support for ships; ship communication systems; energy conservation, energy efficiency, sustainable energy supply, and grid modernization projects; technology road-mapping; IT enterprise architecture development, information assurance/business continuity, security risk management, and network services; medical logistics; medical command and control; large-scale port engineering development and construction management; construction renovation; and supply chain and inventory management services. See Item 7 “Management’s Discussion and Analysis of Financial Information and Results of Operations” for more information regarding our business.

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

Almost all of our revenues are derived from contract services performed for Department of Defense (“DoD”) agencies or for Federal Civil agencies, including the United States Postal Service (“USPS”). The U.S. Army, Army Reserve, U.S. Navy and USPS are our largest customers. Other significant customers include the Department of Treasury, the Department of Transportation, the Department of Energy and the Department of Interior. To a lesser degree, our customers also include various other government agencies and commercial entities.

	Revenues by Customer
	(Dollars in Thousands)
	Years ended December 31,
Customer	2011	%	2010	%	2009	%
U.S. Army/Army Reserve	$235,055	38.0	$463,305	53.5	$555,238	54.7
U.S. Navy	140,575	22.7	198,833	23.0	271,189	26.7
U.S. Air Force	11,971	1.9	13,303	1.5	13,839	1.4
Total - DoD	387,601	62.6	675,441	78.0	840,266	82.8

U. S. Postal Service	75,964	12.3	-	-	-	-
Department of U.S. Treasury	41,434	6.7	49,332	5.7	47,676	4.7
Department of Transportation	25,386	4.1	51,497	6.0	35,722	3.5
Department of Interior	24,254	3.9	29,810	3.4	29,275	2.9
Department of Energy	23,005	3.7	21,890	2.5	16,111	1.6
Other government	32,524	5.3	33,055	3.8	42,670	4.2
Total – Federal Civil Agencies	222,567	36.0	185,584	21.4	171,454	16.9

Commercial	8,424	1.4	5,011	0.6	2,919	0.3

Total	$618,592	100.0	$866,036	100.0	$1,014,639	100.0

The government’s procurement practices sometimes include the bundling of various work efforts under large comprehensive management contracts that are awarded to more than one contractor. As a result, the growth opportunities available to us can occur in significant, unpredictable increments. We have pursued these larger opportunities by assembling teams of subcontractors to offer the range of technical competencies required by these larger contracts. Typically the use of subcontractors and large material purchases on government contracts provides lower profit margins than work performed by our own personnel. As a result, the use of such teaming arrangements may lower our overall profit margins in some years. Although the government’s practice of using large multiple award contracts is expected to continue, we also have opportunities to compete for other contracts requiring our specific areas of expertise. We are positioned to pursue these opportunities while continuing to use subcontractor teams to compete for large multiple award contracts.

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

Backlog

Funded backlog for government contracts represents a measure of our potential future revenues. Funded backlog is defined as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our funded backlog as of December 31, 2011, is approximately $289 million. Funded backlog as of December 31, 2010 and 2009 was approximately $407 million and $476 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process.  Delays in this process, such as those experienced in 2011 and 2010, may temporarily diminish the availability of funds for ongoing and planned work.

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

Personnel

Services are provided by our staff of professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2011, we had 2,516 employees, a decrease from 2,897 as compared to December 31, 2010. Principal categories include (a) mechanics and vehicle and equipment technicians, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, (d) logisticians, (e) construction and environmental specialists, and (f) warehouse and sales personnel. The expertise required by our customers also frequently includes knowledge of government administrative procedures. Many of our employees have previously served as government employees or members of the U.S. Armed Forces.

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

The eventual expiration of large programs, or the loss of or disruption of revenues on a single contract, presents the potential for reduced revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. Our largest contract, the Rapid Response (“R2”) Program, expired in January 2011, adversely impacting our 2011 revenues and also our 2010 revenues as specific task orders under the R2 contract expired intermittently prior to the expiration of the contract. We were awarded a follow-on R2-3G contract; however, government administrative and funding issues have delayed awards under this program. Our ICRC subsidiary’s Port of Anchorage Intermodal Expansion Project (“PIEP”) has experienced declines in work levels due to funding, technical, and political issues, and there is no assurance that the work will return to previous levels. In 2011, we were awarded a follow-on contract for our Foreign Military Sales (“FMS”), and subsequent protest efforts by an unsuccessful bidder were denied in January 2012. We are awaiting a final determination regarding the award of a follow-on contract for our U.S. Department of Treasury Seized Asset Program after a U.S. Government Accountability Office (“GAO”) protest was dismissed following the U.S. Department of Treasury’s decision to take corrective action. Our WBI subsidiary managed inventory program for USPS and our Federal Group ELD equipment refurbishment contract for the U. S. Army Reserve also provide significant amounts of revenues and profits, which if interrupted, could adversely impact our overall company financial performance.

Uncertain and shifting federal government priorities could delay contract awards and funding and adversely affect our ability to continue work on our government contracts. Additionally, federal procurement directives could result in a loss of work on current programs to set-asides and large multiple award contracts.

Our business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by the government's contracting process. The current federal procurement environment is unpredictable and could adversely affect our ability to perform work on new and existing contracts. Contract award and funding delays extend across the federal technical services industry. We experienced delays in contract awards and funding on our contracts during 2010 and 2011 that have impacted our ability to continue existing work and to replace expiring work. Additionally, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

The nature of our operations and work performed by our employees present certain challenges related to work force management.

Our financial performance is heavily dependent on the abilities of our operating and administrative staffs with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wide diversity of contract types, nature of work, work locations, and legal and regulatory complexities challenges our administrative staff and skill sets. We also face challenges associated with our quality of workforce, quality of work, safety, and labor relations compliance. Our current and projected work in foreign countries exposes us to challenges associated with export compliance, local laws and customs, workforce issues, extended supply chain, and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, workplace accidents, and regulatory non-compliance.

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

As a government contractor, we are subject to a number of procurement rules and regulations that could expose us to potential liabilities or loss of work. Additionally, we are exposed to contractual and financial liabilities if our subcontractors do not perform satisfactorily.

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

Additionally, a significant percentage of our contract work is performed by subcontractors, which are subject to government compliance, performance and financial risks. If unsatisfactory performance or compliance failure occurs on the part of subcontractors, we must bear the cost to remedy these deficiencies on our prime contracts.

Increased market competition resulting from decreases in government spending for contract services could affect our ability to sustain our revenue levels.

Continuing pressure on government budgets may significantly impact the flow of work to federal contractors, particularly new programs. Accordingly, competitor contractors that experience a loss of government work may tend to redirect their marketing efforts toward the types of work performed by us. This increase in competition for our service offerings could potentially affect our ability to win new work or to win successor contracts to continue work that is currently performed by us under expiring contracts. Furthermore, disappointed bidders frequently protest which can either reverse or delay contract awards.

Our business could be adversely affected by incidents that could cause an interruption in our operations.

Disruption of our operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or natural disasters or other crises could adversely impact our financial performance.

Acquisitions have been a part of our business strategy in recent years. This presents certain risks.

The decision to acquire a company that does not meet expected operating and financial performance targets, the ineffective integration of an acquisition, or the inability of our company to service debt associated with making an acquisition could potentially adversely impact our financial performance.

Global economic conditions and political factors could adversely affect revenues on current programs.

Revenues from our programs for which work is performed in foreign countries are subject to political risks posed by ongoing foreign conflicts and potential terrorist activity. A significant amount of our revenues in recent years resulted from the U.S. military involvement in Iraq and Afghanistan, and the winding down of this U.S. military involvement has adversely impacted our revenues. Similarly, political unrest in Egypt has decreased our revenues in 2011 and further political unrest in Egypt or potential changes in the political landscapes in other countries could potentially impact future revenues. International tensions can also affect our work on U.S. Navy ships when they are deployed outside of U.S. Navy facilities and are unavailable for maintenance work during those times. Adverse results arising from these global economic and political risks could have a material adverse impact on our results of operations.

Environmental and pollution risks could potentially impact our financial results.

We are exposed to certain environmental and pollution risks due to the nature of some of the contract work we perform. Costs associated with pollution clean-up efforts and environmental regulatory compliance have not yet had a material adverse impact on our capital expenditures, earnings, or competitive position. However, the occurrence of a future environmental or pollution event could potentially have an adverse impact.

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

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.    Properties

Our principal executive and administrative offices are located in a five-story building in Alexandria, Virginia, leased by us through April 30, 2013. This building contains approximately 127,000 square feet of engineering, shop, and administrative space. In November 2009, we signed an agreement to lease a new building with approximately 95,000 square feet of office space in Springfield, Virginia that will serve as our new executive and administrative headquarters. This agreement includes a 15-year lease commitment. We expect to take occupancy of the building in May 2012.

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

We own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 44 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 57,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We use these properties primarily to provide refurbishment services for military equipment, storage and maintenance, and to supplement our Alexandria, Virginia, office and shop facilities. Additionally, we have an option to buy office and warehouse facilities that we currently lease to conduct WBI’s operations.

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

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 4(a)EXECUTIVE OFFICERS OF THE REGISTRANT

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

Name	Age	Position with Registrant

Tina B. Bailey	53	Vice President – Human Resources

Thomas G. Dacus	66	Executive Vice President and effective February 15, 2012, President, Supply Chain Management Group

Randy Davies	54	President, Wheeler Bros., Inc.

Crystal R. Douglas (Williams)	47	Vice President – Contracts

Harold J. Flammang, Jr.	60	Executive Vice President and President, International Group

Maurice A. Gauthier	64	Director, Chief Executive Officer, President and Chief Operating Officer

Randy W. Hollstein	55	Vice President – Sales and Marketing

Thomas M. Kiernan	44	Vice President, General Counsel and Secretary

James W. Lexo, Jr.	63	Executive Vice President, Strategic Planning and Business Initiatives

Thomas R. Loftus	56	Executive Vice President and Chief Financial Officer

Denise Manning	52	President, G&B Solutions Inc.

Nancy Margolis	56	President, Energetics Inc.

Donelle Moten	58	President, Federal Group, effective February 15, 2012

Carl E. Williams	59	President, Infrastructure Group

Mr. Gauthier joined VSE in April 2008 as Chief Executive Officer, President and Chief Operating Officer. He was elected as a VSE director by the Board in February 2009. Mr. Gauthier completed a military career of over 28 years of service, retiring in 1997 as a Navy Captain and board certified Department of Defense Major Program Manager.  Mr. Gauthier worked for VSE from October 1997 through February 1999 as Vice President and Chief Technology Officer, and as Director of Strategic Planning and Business Development, before joining the Nichols Research Corporation Navy Group as its President. With the acquisition of Nichols Research Corporation by Computer Sciences Corporation (“CSC”) in 1999, Mr. Gauthier served as Vice President of CSC’s Advanced Marine Center. His most recent assignment with CSC was as Vice President and General Manager of CSC’s Navy and Marine Corps Business Unit where he was responsible for the overall leadership and financial performance of a 2,500-employee organization providing systems engineering, technical, information technology and telecommunications support to U.S. Navy and Marine Corps customers. Mr. Gauthier earned a Bachelor of Science degree from the U.S. Naval Academy. He received a Master of Science degree in Systems Engineering from the U.S. Naval Postgraduate School, Monterey, CA. He is a graduate of the Defense Acquisition University’s Defense Systems Management College and of the Advanced Executive Program and the International Marketing Program offered by the Kellogg Graduate School of Management at Northwestern University.

Ms. Bailey was promoted to Vice President of Human Resources in December 2009, after joining VSE as Assistant Vice President, Director of Human Resources for the Federal Group in October 2008. Prior to joining VSE, Ms. Bailey served as Vice President of Administration, Human Resources Director, at Science Applications International Corporation (“SAIC”). Ms. Bailey has over 20 years of experience as a human resources professional serving in a variety of increasingly responsible roles at several Fortune 500 companies, including Aetna Casualty and Surety Company, Travelers Group and Citigroup. Ms. Bailey joined SAIC in 1998 as a Senior Level Employee Relations Manager. Ms. Bailey earned a Bachelor of Arts degree from Virginia Commonwealth University and a Master of Arts degree in Human Resources Management from Marymount University.

Mr. Davies was appointed President and COO for Wheeler Bros., Inc. (“WBI”) in June 2011 immediately following VSE’s acquisition of WBI. He is involved in the management of WBI’s day-to-day operations, new business development, supply chain initiatives and facilities management. Mr. Davies, who has been with WBI since 1977, was a stockholder and a director of WBI. He was WBI’s Vice President of Operations from 1985, to June 2011, when VSE acquired WBI.

Ms. Douglas (Williams) joined VSE in December 2008 as Vice President – Contracts. Prior to joining VSE, Ms. Douglas was Contracts Director for the North American Public Sector at CSC. She began her CSC career in 1994.  Prior to joining CSC, Ms. Douglas provided contract administration services at ICF Kaiser International and at Dynamic Concepts Inc. Ms. Douglas is a graduate of George Mason University (B.S., Public Administration) and has earned continuing education credits in contracts and marketing at the American Graduate University and at George Mason University, Continuing Education.

Mr. Flammang joined VSE in 2004 as a Program Manager for International Group from 2004 to 2008 and was promoted to President of the International Group in May of 2011.  During his tenure as Program Manager, he oversaw the four ship transfer of the ex-USS Kidd Class guided missile destroyers to Taiwan. Mr. Flammang became the Division Manager in 2008 and Deputy Director of International Group in 2009.  As President, he is responsible for the financial performance of two divisions, GLOBAL and Fleet Maintenance.  He also has overall responsibility for business development and capture efforts within the International Group. Mr. Flammang has a Bachelor of Arts in Social Sciences from Ohio State University (1974); Masters of Business Administration from the Florida Institute of Technology (1981); and holds a  Master of Science in Industrial Administration from the National Defense University (2000) in Washington, DC.

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

Mr. Kiernan joined VSE in November 2008 and serves as Vice President, General Counsel, and Corporate Secretary. From 2003 to 2008, Mr. Kiernan served as Vice President, General Counsel and Secretary for Intelsat General Corporation, a subsidiary of Intelsat, Ltd. serving government and commercial customers. From 2000 to 2003, Mr. Kiernan served as a member of the Intelsat, Ltd., Office of General Counsel. From 1994 to 2000, Mr. Kiernan served as corporate counsel for SRA Life Sciences. Mr. Kiernan is a graduate of Virginia Tech University (B.A., Political Science) and George Mason University School of Law. He is a member of the Virginia State Bar.

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

Ms. Manning became President of our wholly owned subsidiary G&B Solutions Inc. in 2010.  She has served as the Chief Operating Officer for G&B since 2008, initially joining the company in 2002 as a Director responsible for service delivery. Prior to joining G&B, Ms. Manning was at Northrop Grumman for 18 years as a Program Director in the Enterprise Solutions organization. She also served as a Program Manager for Fairfax Imaging, Inc. and the Director of Project Management for BIAP Systems.  Ms. Manning graduated with a Computer Science degree from State University of New York System and is a certified project management professional (PMP).

Ms. Margolis became President of our wholly owned subsidiary Energetics Incorporated in May 2010. She joined Energetics in 1984 and served as Vice President of its Science and Technology Division. Prior to joining Energetics, Ms. Margolis worked at ARINC Corporation from 1981-1984, focusing on power plant reliability.  She also worked as a chemist for Bethlehem Steel Corporation from 1977-1978. She holds a B.A. in Chemistry from Johns Hopkins University and an M.S. in Mechanical Engineering from the University of Maryland at College Park.

Mr. Moten joined VSE in 1989, and prior to his appointment to President of our Federal Group effective February 15, 2012, has served in various positions including Program Manager, Department Manager, Division Manager and Senior VP/Director of Engineering and Logistics Directorate. Mr. Moten will lead the 900-person Federal Group team. Mr. Moten has a Bachelor of Science in Business Administration, a Master of Science in Management Information Systems, and a Master of Business Administration from the University of Maryland.

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

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters nd Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low	Dividends

2010:
March 31	$53.71	$41.16	$0.050
June 30	41.46	31.82	0.060
September 30	37.57	26.65	0.060
December 31	39.90	29.78	0.060
For the Year	$53.71	$26.65	$0.230

2011:
March 31	$33.16	$26.86	$0.060
June 30	30.98	24.46	0.070
September 30	26.83	21.00	0.070
December 31	30.68	22.32	0.070
For the Year	$33.16	$21.00	$0.270

(b)Holders

As of February 7, 2012, VSE common stock, par value $0.05 per share, was held by approximately 258 stockholders of record.  The number of stockholders of record is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

(c)Dividends

In 2010 cash dividends were declared quarterly at the annual rate of $0.20 per share through March 31, 2010, and at the annual rate of $0.24 per share commencing June 1, 2010.

In 2011 cash dividends were declared quarterly at the annual rate of $0.24 per share through March 31, 2011, and at the annual rate of $0.28 per share commencing June 1, 2011.

Pursuant to our bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

(d)  Equity Compensation Plan Information

Compensation Plans

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors:  (i) the VSE Corporation 2004 Non-employee Directors Stock Plan (the “2004 Plan”) and (ii) the VSE Corporation 2006 Restricted Stock Plan (the “2006 Plan”). On May 3, 2011 the stockholders approved amendments to the 2006 Plan extending the term thereof until May 3, 2016.

As of December 31, 2011, 131,443 shares of VSE common stock were available for future issuance under the 2006 Plan.

In December 2005, the Board directed us to discontinue awarding options, both discretionary and nondiscretionary, under the 2004 Plan.  The options outstanding under the 2004 Plan were not affected by this Board action.

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

Performance Graph Table

	2006	2007	2008	2009	2010	2011
VSE	100	289	234	270	199	148
NASDAQ Composite	100	110	66	95	112	111
Peer Group	100	133	113	117	111	98

ITEM 6.    Selected Financial Data

(In thousands, except per share data)

	Years ended December 31,

	2011	2010	2009	2008	2007

Revenues	$618,592	$866,036	$1,014,639	$1,043,735	$653,164

Net income	$20,552	$23,687	$24,024	$19,040	$14,102

Basic earnings per share	$3.93	$4.56	$4.68	$3.75	$2.85

Diluted earnings per share	$3.93	$4.56	$4.67	$3.74	$2.82

Cash dividends per common share	$0.27	$0.23	$0.195	$0.175	$0.155

	As of December 31,

	2011	2010	2009	2008	2007

Working capital	$71,123	$54,569	$45,902	$24,179	$24,756

Total assets	$454,512	$288,426	$253,990	$275,966	$171,771

Long-term debt	$144,759	$11,111	$-	$-	$-

Long-term lease obligations	$33,938	$20,258	$1,100	$-	$-

Stockholders' equity	$143,600	$123,776	$101,310	$76,123	$56,376

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition
     and Results of Operations

Executive Overview

Customers and Services

We provide sustainment services for legacy systems and equipment and professional services to the U.S. Department of Defense ("DoD") and Federal Civilian agencies, including the United States Postal Service (“USPS”). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors. Our largest customer is the DoD, including agencies of the U.S. Army, Navy and Air Force. We also provide services to civilian government customers. See Item 1 “Business – Contracts” on page 6 for revenues by customer.

Organization

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

CED - CED manages our execution of programs under large multiple award contracts which support clients across DoD and the government. We have managed significant revenue generating delivery orders under the U.S. Army CECOM Rapid Response (“R2”) Program in 2011 and 2010, including our CED Assured Mobility Systems Program, under which we provided technical support services in support of U.S. Army PM Assured Mobility Systems and U.S. Army Tank-automotive and Armaments Command (“TACOM”), and our RCV Modernization Program, under which we performed maintenance work on U.S. Army Route Clearance Vehicles in Kuwait. A substantial portion of our revenue on the R2 Program resulted from the pass-through of subcontractor support services that have a low profit margin. Our contract supporting the R2 Program expired in January 2011. In July 2010, we received one of several new multiple award contracts to continue work under the R2 replacement program known as Rapid Response-Third Generation (“R2-3G”) over a five-year period of performance. While the R2-3G contract gives us the opportunity to pursue follow-on work from the original R2 contract and new work, future revenue levels from this contract cannot be determined with certainty and revenue recorded on this contract through December 31, 2011 has been substantially lower than revenue levels generated by the predecessor R2 contract.

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

In September 2011, GLOBAL was awarded a successor contract to continue this FMS program work. The successor contract is a one year contract with a maximum potential value of $277 million and four one year options, which, if exercised, would bring the cumulative five year maximum potential value of this contract to $1.5 billion. In October 2011, a protest to the award of the contract was filed with the U.S. Government Accountability Office (GAO). Performance of the awarded contract was subject to an automatic stay while the protest was under review, and our work continued under the predecessor contract at a constrained level of effort. In January 2012, the protest was denied by the government, which will enable us to continue work on this program under the new contract.

Our GLOBAL division also performs other services, including management, maintenance, storage and disposal support for seized and forfeited general property programs, and boiler inspection services.

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

Seized Asset Programs – Our International Group also provides management, maintenance, storage and disposal support for seized and forfeited general property programs for the U.S. Department of Treasury (“Treasury”) and the U.S. Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”). We had a cost plus incentive fee contract performed under FMD to support these programs that ended September 30, 2010. In September 2010, ATF awarded a 10-year contract to our GLOBAL division to continue the ATF seized asset work. We were awarded interim contract coverage to continue work on the Treasury program. In November 2011, Treasury awarded a one year contract with nine option years to our GLOBAL division to perform the Treasury seized asset work. A protest of the award of the contract was subsequently filed with GAO by an unsuccessful bidder. In response, Treasury elected to take corrective action to cancel the contract and dismiss the protest. We continue to provide services for the Treasury program under interim contract coverage while we wait for Treasury’s direction under their corrective action.

IT, Energy and Management Consulting Group - Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various civilian government agencies.

Energetics - Energetics provides technical, policy and management support in the areas of energy efficiency, sustainable energy supply, grid modernization, climate change mitigation, and infrastructure protection and resilience. Energetics supports all aspects of R&D program management, including technical and engineering analysis, strategic and collaborative planning, technology road-mapping, program evaluation and metrics, technical communications, and market transformation. Customers include the U.S. Department of Energy and its laboratories, the U.S. Department of Homeland Security, the U.S. Department of Commerce and others.

G&B - G&B is an established information technology integrator providing service to many government agencies, including the Departments of Homeland Security, Interior, Labor, Agriculture, Housing and Urban Development, Health and Human Services and Defense; the Social Security Administration; and the National Institutes of Health. G&B’s core expertise lies in enterprise architecture development, information assurance/business continuity, security risk management, program and portfolio management, network IT services, systems design and integration, data center consolidation and management, program management and quality assurance services, and product and process improvement using Lean Six Sigma and other methodologies.

Akimeka - Akimeka provides DoD’s health services and logistics sector with innovative IT solutions that meet high-priority challenges. Akimeka has a technical team skilled at developing information technology (IT) health care solutions within government systems and protocols. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance and public safety. Most of Akimeka’s customers are in the military health system.

Infrastructure Group – This group consists of our ICRC subsidiary, which is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies. ICRC’s largest contract is with the U.S. Department of Transportation Maritime Administration for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). Seasonal variability at this location and work constraints imposed by the intermittent presence of endangered species and environmental and other factors have resulted in fluctuations in revenues from the PIEP.

Supply Chain Management Group – This group consists of our WBI subsidiary, acquired in June 2011, which supplies vehicle parts primarily to government clients through a Managed Inventory Program (“MIP”) to USPS and direct sales to other clients, including DoD.

	Concentration of Revenues
	(in thousands)
	Years ended December 31,

Source of Revenues	2011	%	2010	%	2009	%
GLOBAL FMS	$100,021	16	$141,418	16	$105,464	10
USPS MIP	73,753	12	-	-	-	-
ELD US Army Reserve	63,446	10	61,064	7	70,287	7
CED Assured Mobility Systems	61,353	10	167,748	19	144,375	14
Treasury/ATF Seized Asset Program	34,684	6	47,008	6	45,090	4
PIEP Contract	26,655	4	51,497	6	35,699	4
FSS RCV Modernization	1,317	-	58,954	7	82,734	8
Other	257,363	42	338,347	39	530,990	53

Total Revenues	$618,592	100	$866,036	100	$1,014,639	100

Management Outlook

Our company and our industry faced a challenging operating environment in 2011 that constrained revenue levels. Additionally, we had to manage through a few contract-specific circumstances that further heightened the challenges posed by the environment. Our response was to ensure the preservation of our core operating programs and pursue and add new clients and competencies. While it appears that our operating environment will continue to be challenging in 2012, we believe we have made progress through further diversification toward enhancing our prospects for future revenue and income.

Operating environment challenges have been centered on federal government budgeting and spending priorities, initiatives, and processes. Federal budgets have been strained, government spending priorities have been changing, and there has been an increasing government emphasis on oversight activities at the expense of contract administration efforts. This has affected the timeliness of awards and the funding of new and existing contracts in our markets, impacted the flow of work to federal contractors, caused increased competition in the federal marketplace, and resulted in a sharp increase in protests of government contract awards.

Specific circumstances that presented challenges to sustaining our revenues in 2011 and potential future revenues included the loss of work performed by our subcontractors on the expired R2 program; loss of work performed in Egypt on our FMS Program associated with our temporary evacuation from Egypt due to the shutdown of certain government services and to living and working environment dangers associated with significant domestic and political unrest in Egypt; and multiple contract expirations on key programs for which we had to compete for successor contract coverage to continue the work.

We responded to these challenges by pursuing and winning successor contract coverage and expanding our revenue and income base through the key acquisition of WBI. Our contract wins included an award early in 2011 to which we expect to transition our work on the ELD U. S. Army Reserve equipment refurbishment program upon expiration of our R2 contract, an award later in 2011 of a follow-on contract to continue our FMS Program work, and other follow-on contract awards to our subsidiaries.

The acquisition of WBI in June, 2011 positioned us to improve our revenues and profit margins, diversify our product offerings and customer base, and improve the balance between our services to DoD and Federal Civilian agencies. WBI gives us a well established supply chain management capability, which when combined with our existing client relationships, provides potential for future revenue growth in the DoD supply chain management market. Conversely, WBI’s relationship with the USPS, combined with our existing capabilities, also presents opportunities to leverage our legacy vehicle life extension services to a new client. These synergies have already produced results with the award of a contract from the USPS to develop and deliver a more fuel efficient repowered gasoline prototype delivery vehicle. If we successfully move this effort to the production stage, we will generate an additional future revenue stream. Our acquisition of WBI’s supply chain and inventory management competencies also provides us opportunities to further diversify our customer base to other markets, including commercial work.

Bookings and Funded Backlog

Revenues in government contracting businesses are dependent upon contract funding (“Bookings”) and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the years ended December 31, 2011, 2010 and 2009, and funded contract backlog as of December 31, 2011, 2010 and 2009 is as follows.

	(in millions)
	2011	2010	2009
Bookings	$535	$799	$939
Revenues	$619	$866	$1,015
Funded Backlog	$289	$407	$476

WBI bookings on their USPS contract occur at the time revenue is recognized.  Therefore, WBI's USPS business does not have the traditional funded backlog experienced on our other government contracts.

Programs and Contracts

In September 2011, our GLOBAL division was awarded a new contract to continue work on our FMS Program. Work on the new contract was delayed while the award was going through a protest process initiated by an unsuccessful bidder. The protest was denied in January 2012, and work will begin in 2012. The contract has a potential value of approximately $1.5 billion over the next five years. We have performed work on this program since the initial contract was awarded in 1995.

Our WBI subsidiary’s USPS Managed Inventory Program (“MIP”) became a significant contributor to our revenues and profit performance upon our acquisition of WBI. Through the USPS MIP, WBI provides inventory supply services to vehicle maintenance facilities throughout the United States. The program is supported contractually by a National Order Agreement (“NOA”) that does not have an expiration date but is cancellable by USPS within 60 days. WBI’s track record with USPS since the initial award of the NOA in 1989 gives us confidence about continuing this successful customer relationship by providing valued mission critical service.

In January 2011, ELD was awarded a task order on our LOGWORLD contract with a base year and four one year options having a potential value of $410 million to continue providing equipment refurbishment support and sustainment services to its primary customer. We have provided these program services through ELD since 2006, and prior to that time through another division, using various contracts.

In November 2011, our GLOBAL division was awarded a new contract to continue work on our Treasury Seized Asset Program. A protest of the award of the contract was subsequently filed with GAO by an unsuccessful bidder. In response, Treasury cancelled the awarded contract. We continue to provide services for the Treasury program under interim contract coverage while Treasury considers how to address contractual coverage for the program going forward. We have performed work on this program since initially winning contract coverage in 2006.

Our ICRC subsidiary’s work on the PIEP Project in Anchorage, Alaska has presented challenges for us in 2011 and 2010. Customer funding delays and changing work requirements, environmental and technical issues impacting the work, and customer political issues have adversely impacted our work on this project. We cannot be certain that work on this project will return to prior levels. ICRC has performed work on this project since 2003.

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

We have several GSA work schedules and multiyear, multiple award, indefinite delivery, indefinite quantity contracts that have large nominal ceiling amounts. These contracts include the R2-3G contract; the GSA Logistics Worldwide (“LOGWORLD”) contract, under which we have been awarded several task orders, including the $410 million task order awarded to ELD in January 2011; the Field and Installation Readiness Support Team (“FIRST”) contract with the U.S. Army; the SeaPort Enhanced contract with the U.S. Navy; the U.S. Army PEO CS & CSS Omnibus III contract; and the Air Force’s Design & Engineering Support Program (“DESP”), which we were awarded in January 2012. We are one of several awardees on each contract. While our future revenues from these GSA work schedules and multiple award contracts cannot be predicted with certainty, they allow us to pursue task order awards for new work.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment.  Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our consolidated financial position and results of operations.

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

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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

Revenue Recognition

Substantially all of our work is performed for our customers on a contract basis. The three primary types of contracts used are time and materials, cost-type, and fixed-price. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

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

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees earned. Our FMS Program contract and our PIEP contract are cost plus award fee contracts. Both of these contracts have terms that specify award fee payments that are determined by performance and level of contract activity. Award fees are made during the year through a contract modification authorizing the award fee and are  issued subsequent to the period in which the work is performed. We recognize award fee income on the FMS Program contract when the fees are fixed or determinable and on the PIEP contract when there is sufficient evidence to estimate award fees based on past experience and anticipated performance. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on these contracts will fluctuate from period to period.

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered.

Substantially all of the WBI’s revenues result from a Management Inventory Program (“MIP”) that supplies vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the product is delivered to the customer.

Revenues by contract type for the years ended December 31 were as follows (in thousands):

Contract Type	2011 Revenues	%	2010 Revenues	%	2009 Revenues	%
Time and materials	$270,309	43.7	$547,368	63.2	$761,644	75.1
Cost-type	178,781	28.9	261,801	30.2	209,946	20.7
Fixed-price	169,502	27.4	56,867	6.6	43,049	4.2
	$618,592	100.0	$866,036	100.0	$1,014,639	100.0

WBI’s revenues are classified as fixed-price revenue. Accordingly, the percentages of work performed by contract type will differ in 2011 as compared to 2010.

We will occasionally perform work at risk, which is work performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this “risk funding” as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Revenues recognized in 2011 include approximately $5.5 million for which we had not received formalized funding as of December 31, 2011. We believe that we are entitled to reimbursement and expect to receive funding for all of this risk funding revenue.

Long-Lived Assets

In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Earn-out Obligations

In connection with acquisitions completed after January 1, 2009, the effective date of new accounting rules for business combinations, we estimate the fair value of any earn-out payments by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations are recognized in earnings for the period of the change.

In connection with acquisitions completed before January 1, 2009, payments made related to earn-out arrangements are recorded as goodwill.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are subject to a review for impairment at least annually. We perform our annual impairment test as of October 1. The annual impairment assessment requires us to estimate the fair value of our reporting units.  This estimation process involves the use of subjective assumptions. As of December 31, 2011, we had an aggregate of approximately $101.3 million of goodwill and intangible assets with indefinite lives associated with our acquisitions as follows:

Reporting Units	Goodwill and intangible assets with indefinite lives as of December 31, 2011 (in millions)
Energetics	$1.0
ICRC	8.3
G&B	15.7
Akimeka	15.1
WBI	61.2
Total	$101.3

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

Results of Operations

	Revenues (dollars in thousands) Years ended December 31,
	2011	%	2010	%	2009	%
Federal Group
CED	$67,142	10.9	$290,061	33.5	$440,165	43.4
SED	26,525	4.3	36,989	4.3	28,338	2.8
ELD	69,453	11.2	65,896	7.6	79,256	7.8
FSS	21,027	3.4	61,714	7.1	38,079	3.7
Other	-	-	-	-	113	0.0
Group Total	184,147	29.8	454,660	52.5	585,951	57.7

International Group
GLOBAL	134,187	21.7	143,671	16.6	105,464	10.4
FMD	72,559	11.7	117,828	13.6	208,669	20.6
Other	-	-	-	-	1	0.0
Group Total	206,746	33.4	261,499	30.2	314,134	31.0

IT, Energy and Management Consulting Group
Energetics	29,035	4.7	29,778	3.4	22,482	2.2
G&B	48,066	7.8	52,723	6.1	51,309	5.1
Akimeka	29,609	4.8	12,005	1.4	-	-
Other	107	-	290	-	326	-
Group Total	106,817	17.3	94,796	10.9	74,117	7.3

Infrastructure Group
ICRC	37,830	6.1	55,081	6.4	40,437	4.0

Supply Chain Group
WBI	83,052	13.4	-	-	-	-

Total	$618,592	100.0	$866,036	100.0	$1,014,639	100.0

Our revenues decreased by approximately $247 million or 29% for the year ended December 31, 2011 as compared to the prior year. The change in revenues for this period resulted from a decrease in our Federal Group of approximately $271 million; a decrease in our International Group of approximately $55 million; a decrease in our Infrastructure Group of approximately $17 million; an increase in our IT, Energy, and Management Consulting Group of approximately $12 million, attributable primarily to the inclusion of full year revenues of Akimeka of approximately $30 million as compared to partial year revenues in 2010 of approximately $12 million; and additional partial year revenues attributable to the acquisition of WBI in June 2011 of approximately $83 million in 2011.

Our revenues decreased by approximately $149 million or 15% for the year ended December 31, 2010 as compared to the prior year. The change in revenues for this period resulted from decreases in revenues in our Federal Group of approximately $131 million and in our International Group of approximately $53 million; increases in revenues in our Infrastructure Group of approximately $15 million; and increases in revenues in our IT, Energy, and Management Consulting Group of approximately $20 million, including revenues attributable to the acquisition of Akimeka of approximately $12 million in 2010.

	Consolidated Statements of Income
	(dollars in thousands)
	Years ended December 31,
	2011	%	2010	%	2009	%
Revenues	$618,592	100.0	$866,036	100.0	$1,014,639	100.0
Contract costs	576,646	93.2	825,619	95.3	974,897	96.1
Selling, general and administrative expenses	5,266	0.9	2,204	0.3	1,263	0.1
Operating income	36,680	5.9	38,213	4.4	38,479	3.8
Interest (income) expense, net	3,708	0.6	180	-	(120)	-

Income before income taxes	32,972	5.3	38,033	4.4	38,599	3.8
Provision for income taxes	12,420	2.0	14,346	1.7	14,575	1.4

Net income	$20,552	3.3	$23,687	2.7	$24,024	2.4

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses increased in 2011 as compared to 2010 primarily due to costs associated with the acquisition of WBI, to expenses associated with a work share agreement with a subcontractor, and to legal fees associated with protested contract awards. The increase in these costs in 2010 as compared to 2009 is primarily attributable to costs associated with our acquisition of Akimeka.

Our operating income decreased by approximately $1.5 million or 4% in 2011 as compared to 2010. The decrease resulted primarily from: 1) decreased operating income of approximately $14.5 million in our Federal Group; 2) decreased operating income in our International Group of approximately $4.3 million; 3) increased operating income in our IT, Energy and Management Consulting Group of approximately $2.1 million, attributable primarily to the inclusion of full year operating income of Akimeka of approximately $3.5 million as compared to partial year operating income in 2010 of approximately $1.6 million; 4) increased operating income in our Infrastructure Group of approximately $330 thousand; and 5) additional operating income attributable to the acquisition of WBI of approximately $16.3 million in 2011.

Our operating income decreased by approximately $266 thousand or 1% in 2010 as compared to 2009. The decrease resulted primarily from: 1) decreased operating income of approximately $679 thousand from lower revenues in our Federal Group; 2) decreased operating income in our International Group of approximately $432 thousand; 3) increased operating income in our IT, Energy and Management Consulting Group of approximately $2.9 million, including profits of approximately $1.6 million attributable to our acquisition of Akimeka in 2010; and 4) decreased operating income in our Infrastructure Group of approximately $703 thousand.

Interest expense increased in 2011 as compared to 2010 due to borrowing associated with our acquisition of WBI. We had net interest expense in 2010 as compared to net interest income in 2009 due to borrowing associated with our acquisition of Akimeka.

Provision for Income Taxes

Our effective tax rates were 37.7% for 2011, 37.7% for 2010, and 37.8% for 2009.

Federal Group Results

The following table shows consolidated operating results for our Federal Group (in thousands).

	Years ended December 31,
	2011	%	2010	%	2009	%
Revenues	$184,147	100.0	$454,660	100.0	$585,951	100.0
Contract costs	177,745	96.5	434,008	95.5	564,628	96.4
Selling, general and administrative expenses	378	0.2	109	-	101	-
Operating income	6,024	3.3	20,543	4.5	21,222	3.6
Interest income	(75)	-	(31)	-	(89)	-
Income before income taxes	$6,099	3.3	$20,574	4.5	$21,311	3.6

Revenues for our Federal Group decreased approximately $271 million or 59% for the year ended December 31, 2011, as compared to the prior year. The decrease in revenues for 2011 was primarily attributable to the expiration of our R2 program contract. Revenues from R2 program activity decreased approximately $245 million in 2011, including a decrease associated with the expiration of our RCV Modernization Program. Revenues from our ELD equipment refurbishment services increased by approximately $3.6 million in 2011. Revenues from our other Federal Group activities decreased by approximately $28.8 million.

Revenues for our Federal Group decreased approximately $131 million or 22% for the year ended December 31, 2010, as compared to the prior year. The decrease in revenues for 2010 was primarily attributable to the winding down of programs and expiration of delivery orders on our R2 program as this contract neared its conclusion. The decline in R2 program revenues was approximately $144 million in 2010. Revenues from our ELD equipment refurbishment services decreased by approximately $13 million in 2010. These decreases were partially offset by a net increase in revenues of approximately $26 million from our other Federal Group activities.

Operating income for our Federal Group decreased by approximately $14.5 million or 71% for the year ended December 31, 2011 as compared to the prior year. The decrease in operating income is primarily due to a decrease in profits on our expired RCV Modernization Program of approximately $3.5 million, and a decrease in profits of approximately $3 million due to lower profit margins on our ELD equipment refurbishment services, and to lower revenue levels and profit margins from our other Federal Group activities.

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

Our Federal Group realized interest income from cash invested in 2011, 2010, and 2009. Interest income and expense will vary from year to year due to changes in the level of work performed and to normal fluctuations in our billing and collections cycle.

International Group Results

The following table shows consolidated operating results for our International Group (in thousands).

	Years ended December 31,
	2011	%	2010	%	2009	%
Revenues	$206,746	100.0	$261,499	100.0	$314,134	100.0
Contract costs	200,309	96.9	251,820	96.3	303,972	96.8
Selling, general and administrative expenses	1,116	0.5	106	-	157	-
Operating income	5,321	2.6	9,573	3.7	10,005	3.2
Interest (income) expense	(21)	-	197	0.1	436	0.1
Income before income taxes	$5,342	2.6	$9,376	3.6	$9,569	3.0

Revenues for our International Group decreased approximately $55 million or 21% for the year ended December 31, 2011, as compared to the same period for the prior year. The decrease in revenues for 2011 was primarily attributable to decreases on the FMS Program of approximately $41 million and the Seized Asset Program of approximately $12.3 million. This group’s decrease is due in large part to a reduction in work performed in Egypt and funding and work order delays associated with the re-compete, award and subsequent protests of these contracts.

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

Operating income for our International Group decreased by approximately $4.3 million or 44% for the year ended December 31, 2011, as compared to the prior year. The decline in operating income is primarily due to differences in the amount and timing of fee income recognized on the Seized Asset Programs. Under the cost plus incentive fee contract to support the Treasury Seized Asset Program that ended September 30, 2010, we recognized incentive fee of approximately $3.2 million in the third quarter of 2010 that was based on a twelve-month assessment ending September 30, 2010. The interim contract under which we performed work in 2011 is a cost plus fixed fee contract for which a lesser fee is earned and recognized as work is performed. Also, because we had not received contractual notification as of December 31, 2011 for an estimated $1.1 million award fee for work performed in 2011 on our FMS Program, our fourth quarter operating results do not include this award fee, which will be deferred into 2012. A loss of $750 thousand associated with a work share agreement with a subcontractor also contributed to the decline in operating income. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with the GLOBAL FMS Program.

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

Our International Group realized interest income from cash invested in 2011 and incurred net interest expense in 2010 and 2009. Interest income and expense will vary from year to year due to changes in the level of work performed and to normal fluctuations in our billing and collections cycle.

IT, Energy and Management Consulting Group Results

The following table shows consolidated operating results for our IT, Energy and Management Consulting Group (in thousands).

	Years ended December 31,
	2011	%	2010	%	2009	%
Revenues	$106,817	100.0	$94,796	100.0	$74,117	100.0
Contract costs	93,850	87.9	84,225	88.8	66,344	89.5
Selling, general and administrative expenses	600	0.6	345	0.4	406	0.5
Operating income	12,367	11.5	10,226	10.8	7,367	10.0
Interest income	(73)	(0.1)	(49)	-	(35)	-
Income before income taxes	$12,440	11.6	$10,275	10.8	$7,402	10.0

Akimeka operating results are included in this segment beginning in August 2010. The inclusion of Akimeka operating results in this segment for different lengths of time in each year is the primary reason for changes in this segment’s revenues and operating income in 2011 and 2010.

Revenues for our IT, Energy and Management Consulting Group increased by approximately $12 million or 13% for the year ended December 31, 2011, as compared to the prior year. Operating income for this segment increased by approximately $2.1 million or 21% for the year ended December 31, 2011, as compared to the prior year. Full year revenues for Akimeka in 2011 were approximately $29.6 million compared to partial year revenues in 2010 of approximately $12 million. Full year operating income for Akimeka in 2011 was approximately $3.5 million compared to partial year operating income in 2010 of approximately $1.6 million. Energetics revenues were substantially unchanged and G&B revenues declined approximately $4.7 million for 2011.

Revenues for our IT, Energy and Management Consulting Group increased by approximately $21 million or 28% for the year ended December 31, 2010, as compared to the prior year. Operating income for this segment increased by approximately $2.9 million or 39% for the year ended December 31, 2010, as compared to the prior year. Approximately $12 million of the revenue increase and $1.6 million of the profit increase is attributable to the inclusion of Akimeka’s results in this segment beginning in August 2010. Increases in Energetics’ revenues of approximately $7 million and Energetics profits of approximately $2 million contributed to the increases in this segment in 2010. G&B’s revenue increased approximately $1.4 million in 2010.

Our IT, Energy and Management Consulting Group realized interest income from cash invested in 2011, 2010, and 2009. Interest income and expense will vary from year to year due to changes in the level of work performed and to normal fluctuations in our billing and collections cycle.

Infrastructure Group Results

The following table shows consolidated operating results for our Infrastructure Group (in thousands).

	Years ended December 31,
	2011	%	2010	%	2009	%
Revenues	$37,830	100.0	$55,081	100.0	$40,437	100.0
Contract costs	37,174	98.3	54,591	99.1	39,313	97.2
Selling, general and administrative expenses	53	0.1	217	0.4	148	0.4
Operating income	603	1.6	273	0.5	976	2.4
Interest expense (income)	23	0.1	(19)	-	(14)	-
Income before income taxes	$580	1.5	$292	0.5	$990	2.4

This segment consists of our ICRC subsidiary. Revenues decreased by approximately $17 million or 31% for the year ended December 31, 2011, and increased by approximately $15 million or 36% for the year ended December 31, 2010, as compared to the respective prior years. Operating income increased by approximately $330 thousand or 121% for the year ended December 31, 2011, and decreased by approximately $703 thousand or 72% for the year ended December 31, 2010, as compared to the prior year.

Changes in revenues and operating income for this segment are primarily attributable to revenue and profit activity on the PIEP. Work on this program is performed in Alaska and the level of work performed is subject to seasonal influences and differences in weather patterns during a season as compared to the same period in a prior year. Additionally, work levels and profits can be impacted by funding, technical, and political issues; endangered species declarations; environmental restrictions; permit conditions that slow field work to best mitigate environmental impacts; delays due to permit application requirements; and the study, review, and approval of certain technical issues.

During 2011, our customer experienced delays in funding and defining the scope of work, which have contributed to our decreased revenue levels for this segment. During 2010, our customer funded the cost of certain work we performed on this project, but has not funded fees normally associated with this work pending resolution of environmental and technical issues impacting the work. Accordingly, we have not recognized fees for most of the work on this project performed in the second half of 2010. We are currently in discussions with our customer regarding resolution of the fee issue. If the fees on this work are funded, we could recognize additional revenue and operating income up to approximately $2.4 million, which includes base and award fees.

Supply Chain Management Group Results

The following table shows consolidated operating results for our Supply Chain Management Group (in thousands):

	Year ended December 31,
	2011	%
Revenues	$83,052	100.0
Contract costs	66,124	79.6
Selling, general and administrative expenses	613	0.7
Operating income	16,315	19.6
Interest expense	350	0.4
Income before income taxes	$15,965	19.2

This segment consists of our WBI subsidiary, and was established and included in our operating results upon our acquisition of WBI on June 6, 2011.

Financial Condition

There has been no material adverse change in our financial condition in 2011. Our capital structure has changed as a result of the WBI acquisition and associated bank financing. Our bank debt increased by approximately $146 million as of December 31, 2011 compared to December 31, 2010, due to the acquisition of WBI on June 6, 2011. Changes to other asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $5.3 million during 2011.

Cash provided by operating activities increased by approximately $16.5 million in 2011 as compared to 2010. The change is attributable to an increase of approximately $4.9 million from an increase in depreciation and amortization and other non-cash operating activities, and an increase of approximately $14.7 million due to changes in the levels of working capital components, offset by a decrease of approximately $3.1 million in cash provided by net income. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Net cash used in investing activities increased approximately $146 million to $183 million in 2011 as compared to 2010. Our most significant investing activity in 2011 was the acquisition of WBI for approximately $175 million.

Net cash provided by financing activities increased approximately $126 million to $143 million in 2011 as compared to 2010. This was primarily due to bank borrowing to finance our acquisition of WBI in 2011.

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

Net cash used in our investing activities increased by approximately $26.4 million to $37 million in 2010 as compared to 2009. This was primarily due to cash payments of approximately $30.2 million related to the acquisition of Akimeka in 2010.

Net cash of approximately $16.6 million was provided by financing activities in 2010 as compared to net cash used for financing activities of approximately $6.7 million in 2009. This difference was primarily due to borrowings on our bank loan in 2010 to finance our acquisition of Akimeka.

We paid quarterly cash dividends totaling approximately $1.4 million or $0.26 per share during 2011. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Increases or decreases in revenues and accounts receivable and accounts payable can cause increases or decreases in internal liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by government delays in the award of contractual coverage and funding and payments. Government funding delays have caused delays in our ability to invoice for revenues earned, resulting in a negative impact on our days sales outstanding in 2011.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies. Our acquisitions of WBI in 2011 and Akimeka in 2010 required a significant use of our cash.

Our external financing consists of a loan agreement entered into in June 2011 with a group of banks to make the WBI acquisition and provide working capital for our continuing operations. The new loan agreement, which expires in June 2016, replaced a previous loan agreement and consists of a term loan, revolving loans, and letters of credit.

The term loan requires payments in quarterly installments based on an accelerating amortization schedule, with 15% of the original $125 million principal amount due in each of the first two years, 20% due in each of years three and four, and 30% due in year five.  The amount of term loan borrowings outstanding as of December 31, 2011 is approximately $110.9 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2011 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $53.3 million in revolving loan amounts outstanding and $5 million of letters of credit outstanding as of December 31, 2011. During 2011, the highest outstanding revolving loan amount was $80 million, immediately after the WBI acquisition, and the lowest was $0, immediately before the WBI acquisition. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of December 31, 2011 is 2.25% and the base rate base margin as of December 31, 2011 is 0.5%. The base margins decline in steps as our Total Funded Debt/EBITDA Ratio declines. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of December 31, 2011, interest rates on portions of our outstanding debt ranged from 2.53% to 3.75%, and the effective interest rate on our aggregate outstanding debt was 2.85%.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at December 31, 2011.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	2.69 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.82 to 1

We currently do not use public debt security financing.

Contractual Obligations

The following table shows our consolidated contractual obligations as of December 31, 2011 (in thousands):

                             Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	Years
Bank loan debt	$164,232	$18,750	$48,437	$97,045	$-
Operating leases, net of non-cancelable sublease income	22,349	7,304	11,233	3,812	-
Corporate headquarters lease	67,538	2,451	7,614	8,119	49,354
Capital lease obligations	13,445	854	1,708	1,871	9,012
Purchase obligations	859	371	266	175	47
Total	$268,423	$29,730	$69,258	$111,022	$58,413

Long term debt consists of borrowings on our bank loan agreement.

Operating lease commitments are primarily for our current principal executive and administrative offices and leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs. We also have some equipment and software leases that are included in these amounts.

In 2009, we signed a 15-year lease agreement that begins in May of 2012 for a new executive and administrative headquarters. Our current headquarters lease expires in April 2013. In 2011, we signed 15-year lease agreements on four facilities in Somerset, Pennsylvania to be used for conducting WBI’s warehousing, distribution, and product development operations that are accounted for as capital leases.

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

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements, in July 2011 we employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods of time. While the immediate result of fixing these rates is an increase in the net effective rate as compared to the effective interest rate on our aggregate outstanding debt prior to July 2011, the fixed rates will protect us against future interest rate increases.

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we will pay an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of December 31, 2011 is $91.6 million.

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

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 7, 2012

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$451	$5,764
Receivables, principally U.S. Government, net	117,568	156,938
Inventories	41,990	-
Deferred tax assets	1,355	1,602
Other current assets	17,083	9,552
Total current assets	178,447	173,856

Property and equipment, net	57,113	42,315
Intangible assets, net	106,536	25,003
Goodwill	98,879	36,282
Deferred tax assets	231	838
Other assets	13,306	10,132
Total assets	$454,512	$288,426

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,587	$6,667
Accounts payable	50,353	75,724
Accrued expenses and other current liabilities	38,017	36,584
Dividends payable	367	312
Total current liabilities	107,324	119,287

Long-term debt, less current portion	144,759	11,111
Deferred compensation	8,215	6,034
Long-term lease obligations, less current portion	33,938	20,258
Earn-out obligations, less current portion	16,415	7,807
Other liabilities	261	153
Total liabilities	310,912	164,650

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,246,527 and 5,193,891, respectively	262	260
Additional paid-in capital	17,069	15,692
Retained earnings	126,961	107,824
Accumulated other comprehensive loss	(692)	-
Total stockholders’ equity	143,600	123,776
Total liabilities and stockholders’ equity	$454,512	$288,426

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2011	2010	2009

Revenues:
Services	$527,908	$853,063	$1,010,335
Products	90,684	12,973	4,304
Total revenues	618,592	866,036	1,014,639

Contract costs
Services	503,655	816,880	971,866
Products	72,991	8,739	3,031
Total contract costs	576,646	825,619	974,897

Selling, general and administrative expenses	5,266	2,204	1,263

Operating income	36,680	38,213	38,479

Interest expense (income), net	3,708	180	(120)

Income before income taxes	32,972	38,033	38,599

Provision for income taxes	12,420	14,346	14,575

Net income	$20,552	$23,687	$24,024

Basic earnings per share:	$3.93	$4.56	$4.68

Basic weighted average shares outstanding	5,232,055	5,189,263	5,128,344

Diluted earnings per share:	$3.93	$4.56	$4.67

Diluted weighted average shares outstanding	5,232,055	5,189,263	5,146,347

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in thousands except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance December 31, 2008	5,099	$255	$13,557	$62,311	$-	$76,123
Net income	-	-	-	24,024	-	24,024
Stock-based compensation	32	1	1,234	-	-	1,235
Exercised stock options	39	2	432	-	-	434
Excess tax benefits from share-based payment arrangements	-	-	497	-	-	497
Dividends declared ($0.195)	-	-	-	(1,003)	-	(1,003)
Balance at December 31, 2009	5,170	258	15,720	85,332	-	101,310
Net income	-	-	-	23,687	-	23,687
Stock-based compensation	24	2	1,035	-	-	1,037
Other	-	-	(1,063)	-	-	(1,063)
Dividends declared ($0.23)	-	-	-	(1,195)	-	(1,195)
Balance at December 31, 2010	5,194	260	15,692	107,824	-	123,776
Net income	-	-	-	20,552	-	20,552
Stock-based compensation	53	2	1,377	-	-	1,379
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	(692)	(692)
Dividends declared ($0.27)	-	-	-	(1,415)	-	(1,415)
Balance at December 31, 2011	5,247	$262	$17,069	$126,961	$(692)	$143,600

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$20,552	$23,687	$24,024
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,099	8,937	7,622
(Gain) loss on sale of property and equipment	(5)	77	(157)
Deferred taxes	1,283	(728)	558
Stock-based compensation	1,033	1,705	1,235
Earn-out obligation adjustment	(2,486)	-	-
Excess tax benefits on stock-based compensation	-	-	(497)
Changes in operating assets and liabilities,
net of impact of acquisitions:
Receivables, net	51,323	26,061	31,532
Inventories	(4,758)	-	-
Other current assets and noncurrent assets	(3,420)	(4,396)	949
Accounts payable and deferred compensation	(31,596)	(35,682)	(43,145)
Accrued expenses and other current liabilities	(12,782)	(1,818)	2,126
Long-term lease obligations	(91)	(42)	378
Other liabilities	108	(14)	(240)

Net cash provided by operating activities	34,260	17,787	24,385

Cash flows from investing activities:
Purchases of property and equipment	(6,635)	(4,805)	(8,775)
Proceeds from the sale of property and equipment	43	170	141
Cash paid for acquisitions, net of cash acquired	(174,945)	(30,204)
Earn-out obligation payments	(1,384)	(1,845)	(1,646)

Net cash used in investing activities	(182,921)	(36,684)	(10,280)

Cash flows from financing activities:
Borrowings on loan arrangement	471,303	174,926	204,649
Repayments on loan arrangement	(324,848)	(157,148)	(211,325)
Payment of debt financing costs	(1,747)	-	-
Dividends paid	(1,360)	(1,141)	(974)
Excess tax benefits on stock-based compensation	-	-	497
Proceeds from the exercise of stock options	-	-	434

Net cash provided by (used in) financing activities	143,348	16,637	(6,719)

Net (decrease) increase in cash and cash equivalents	(5,313)	(2,260)	7,386
Cash and cash equivalents at beginning of year	5,764	8,024	638
Cash and cash equivalents at end of year	$451	$5,764	$8,024

Supplemental cash flow disclosures (in thousands):

Cash paid for:
Interest	$3,149	$359	$119
Income taxes	$12,625	$15,466	$15,729

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(in thousands)

	For the years ended December 31,
	2011	2010	2009

Net income	$20,552	$23,687	$24,024
Change in fair value of interest rate swap agreements	(692)	-	-
Comprehensive income	$19,860	$23,687	$24,024

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011

(1)  Nature of Business and Significant Accounting Policies

Nature of Business

The term “VSE,” the “Company,” “us,” “we,” or “our” means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies, including the United States Postal Service (“USPS”). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies, including USPS, and other government prime contractors.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our unincorporated divisions and wholly owned subsidiaries. Our active, unincorporated divisions include GLOBAL Division (“GLOBAL”), Communications and Engineering Division (“CED”), Engineering and Logistics Division (“ELD”), Field Support Services Division (“FSS”), Fleet Maintenance Division (“FMD”), and Systems Engineering Division (“SED”). Our active subsidiaries are Energetics Incorporated (“Energetics”), Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), Akimeka, LLC (“Akimeka”), acquired on August 19, 2010, and Wheeler Bros., Inc. (“WBI”), acquired on June 6, 2011. All intercompany transactions have been eliminated in consolidation.

Reclassifications

As a result of our acquisition of WBI, we are separately presenting revenues and contract costs for products and services.  Revenues and contract costs amounts from the prior years have been reclassified to conform to the current year presentation. We also elected to reclassify our earn-out obligations of $7.8 million at December 31, 2010 from other liabilities to earn-out obligations to conform to the December 31, 2011 presentation. During the first quarter of 2010, we elected to change the presentation of the accompanying Consolidated Statements of Income to report “operating income” instead of using “gross profit” terminology.  This change was only a wording change and did not impact any of the amounts previously reported in the accompanying consolidated statements of income for the year ended December 31, 2009.

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

Stock-Based Compensation

     We account for share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The compensation expense, included in contract costs, is amortized over the requisite service period. See Note 9 for further discussion of our stock-based compensation plans and related activity.

Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share have been computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during each period.  Potentially dilutive common shares include incremental common shares issuable upon exercise of stock options. There were no common shares issuable upon the exercise of stock options that could potentially dilute EPS in the future that were not included in the computation of diluted EPS due to anti-dilution for the years ended December 31, 2011, 2010 and 2009. There were no outstanding stock options at December 31, 2011 and December 31, 2010.

	Years Ended December 31,
	2011	2010	2009
Basic weighted average common shares outstanding	5,232,055	5,189,263	5,128,344

Effect of dilutive options	-	-	18,003

Diluted weighted average common shares outstanding	5,232,055	5,189,263	5,146,347

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of computer equipment and furniture is provided principally by the straight-line method over periods of three to nine years. Depreciation of other equipment is provided principally by the double-declining method over periods of five to ten years. Depreciation of buildings and land improvements is provided by the straight-line method over periods of approximately 20 to 30 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

We lease four facilities under capital leases.  Amounts due under capital leases are recorded as liabilities on our consolidated balance sheets.  The properties leased under capital leases are recorded as property and equipment on our consolidated balance sheets.  Amortization of property and equipment under capital leases is included in depreciation and amortization expense on our consolidated statements of income.

We signed a lease in November 2009 for a building that will serve as our headquarters beginning in May 2012. Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting regulations.  See Note 11 for further discussion.

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables.  Contracts with the government, either as a prime or subcontractor, accounted for approximately 99% of revenues for each of the years ended December 31, 2011, 2010, and 2009. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including assets of the deferred compensation plan and debt, approximate book value.

Revenues

Substantially all of our revenues result from contract work performed for the government or for contractors engaged in work for the government under a variety of contracts. Revenues are considered earned when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price is fixed or determinable and collectability is reasonably assured.

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Award and incentive fee payments on certain cost plus award fee contracts are determined by performance and level of contract activity. For contracts for services, we do not recognize award or incentive fee income until the fees are fixed or determinable, generally upon contract notification confirming the award fee. For contracts accounted for under the percentage-of-completion method, we do not recognize award fee income until there is sufficient evidence to estimate award fees based on past experience and anticipated performance.

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

Substantially all of WBI’s revenues, which are included in products revenues, result from a Management Inventory Program (“MIP”) that supplies vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the product is delivered to the customer.

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

Receivables and Allowance for Doubtful Accounts

Receivables are recorded at amounts earned less an allowance for doubtful accounts.  We review our receivables regularly to determine if there are any potentially uncollectible accounts.  The majority of our receivables are from government agencies, where there is minimal credit risk.  We record allowances for bad debt as a reduction to receivables and an increase to bad debt expense. We assess the adequacy of these reserves by considering general factors, such as the length of time individual receivables are past due and historical collection experience.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method.  Included in inventory are related purchasing, storage, and handling costs.  Our inventory primarily consists of vehicle replacement parts.

Deferred Compensation Plans

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan (“DSC Plan”), to provide incentive and reward for certain management team employees based on overall corporate performance. We maintain the underlying assets of the DSC Plan in a Rabbi Trust.  During 2010 we began to invest the assets held by the Rabbi Trust in both corporate owned life insurance (“COLI”) products and in mutual funds.  The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value.  The DSC Plan assets are included in other assets and the obligation to the participants is included in deferred compensation on the accompanying consolidated balance sheets.

Deferred compensation plan expense recorded as contract costs in the accompanying consolidated statements of income for the years ended December 31, 2011, 2010, and 2009 was approximately $1.4 million, $1.9 million, and $1.7 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment to be held and used. We review the carrying values of long-lived assets other than goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value. No impairment charges were recorded in the years ended December 31, 2011, 2010 or 2009.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The carrying value of net deferred tax assets is based on assumptions regarding our ability to generate sufficient future taxable income to utilize these deferred tax assets.

Goodwill

Goodwill is reviewed for impairment annually or more frequently if potential interim indicators are identified.  We test for impairment using a two-step approach at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the unit exceeds its estimated fair value, a second step is performed to measure the amount of impairment loss, if any.  Based on the analyses we performed as of October 1, 2011 and October 1, 2010, we found no impairment in the carrying value of goodwill.

Intangibles

     Intangible assets consist of the value of contract-related intangible assets and trade names acquired in acquisitions (see Notes 5 and 6). We amortize on a straight-line basis intangible assets acquired as part of acquisitions over their estimated useful lives unless their useful lives are determined to be indefinite.  The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations.  Our contract-related intangibles are amortized over their estimated useful lives of approximately 5 to 12 years with a weighted-average life of approximately 11.3 years as of December 31, 2011.  We have two trade names that are amortized over an estimated useful life of nine years. We have an acquired technologies intangible asset that is amortized over an estimated useful life of 11 years. The weighted-average life for all amortizable intangible assets is approximately 11.1 years as of December 31, 2011.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an accounting update that gives companies the option to make a qualitative evaluation about the likelihood of goodwill impairment.  Companies will be required to perform the two-step impairment test only if it concludes that the fair value of a reporting unit is more likely than not, less than its carrying value.  The accounting update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our consolidated financial position and results of operations.

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

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs used a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

(2)  Receivables

The components of receivables as of December 31, 2011 and 2010 were as follows (in thousands):
	2011	2010
Billed	$48,382	$40,494
Unbilled (principally December work billed in January)	69,186	116,444
Total receivables, net	$117,568	$156,938

The unbilled balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $5.5 million and $4.2 million as of December 31, 2011, and 2010, respectively. We expect to invoice substantially all unbilled receivables during 2012.

(3)  Other Current Assets and Other Assets

At December 31, 2011 and 2010, other current assets primarily consisted of vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses, deferred compensation plan assets and prepaid maintenance agreements. At December 31, 2011 and 2010, other assets primarily consisted of deferred compensation plan assets, cash surrender value of life insurance policies and an acquired software license.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2010(in thousands):
	2011	2010
Buildings and building improvements	$41,088	$26,031
Computer equipment	22,218	18,019
Furniture, fixtures, equipment and other	13,789	12,169
Leasehold improvements	6,196	6,126
Land and land improvements	2,834	2,834
	86,125	65,179
Less accumulated depreciation and amortization	(29,012)	(22,864)
Total property and equipment, net	$57,113	$42,315

During the fourth quarter of 2011, we determined that four building leases that we executed in connection with the acquisition of WBI were capital leases. We incorrectly treated these leases as operating leases in our financial statements as of and for the periods ended June 30, 2011 and September 30, 2011. At inception of the leases, we should have recognized assets with offsetting capital lease obligations aggregating $6.7 million, representing the fair value of the buildings at that time per a third party appraisal.  At June 30, 2011 and September 30, 2011, total assets and liabilities were understated by $6.7 million and $6.6 million, respectively.  We have concluded that this error was not material to the affected financial statements. Additionally, accounting for these leases as operating leases resulted in us overstating rent expense and understating depreciation expense and interest expense in the interim periods.  The net impact of this misstatement was inconsequential to the consolidated statements of income and cash flows of the Company for any period in 2011. The error was corrected in the fourth quarter of 2011   Depreciation on the capital leases is included in depreciation expense for the year ended December 31, 2011.

Depreciation and amortization expense for property and equipment for the years ended December 31, 2011, 2010 and 2009 was approximately $6.9 million, $6.4 million and $5.6 million, respectively.

In November 2009, we signed an agreement to lease a new building that will serve as our new headquarters beginning in May 2012.  Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting regulations.  We recorded an asset and corresponding long-term liability of $26.4 million and $19.2 million, as of December 31, 2011 and 2010, respectively, in connection with this lease, which is included in the 2011 and 2010 amounts for “Buildings and building improvements” in the table above (see Note 11).

(5)  Acquisitions

Wheeler Bros., Inc.

On June 6, 2011, we acquired WBI, a supply chain management company headquartered in Somerset, PA.  WBI supplies vehicle parts to the USPS and DoD.  We see significant opportunities for leveraging WBI’s supply chain capabilities with our work of extending the service lives of legacy ships, vehicles, aircraft and their systems.

Cash paid at closing was $180 million, which includes approximately $1.9 million of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service. As such, the initial cash purchase price was approximately $178.1 million. Additional cash consideration of $3 million due to the sellers based on the final working capital adjustment was recorded as additional goodwill and an accrued liability during December 2011.  The $3 million was paid to the sellers during the first quarter of 2012. WBI’s results of operations are included in the accompanying consolidated financial statements beginning June 6, 2011. WBI had revenues of approximately $83.1 million and operating income of approximately $16.3 million from the acquisition date through December 31, 2011.

For the acquisition of WBI, we recorded assets acquired and liabilities assumed at their fair values as of the acquisition date.  We incurred acquisition-related transaction costs of approximately $1.8 million for the year ended December 31, 2011, which included financial advisory, legal, accounting and other external costs directly related to the WBI acquisition and are included in selling, general and administrative expenses in the accompanying 2011 statement of income.

We filed an election under Internal Revenue Code Section 338(h) (10) to treat the WBI acquisition as a sale of assets for tax purposes.  We made a payment of approximately $12 thousand to the sellers for the sellers’ incremental tax liabilities as a result of the election.  Our tax advantages resulting from the 338(h) (10) election are expected to significantly exceed the additional payment that was made to the sellers.  The additional amounts paid to the sellers were recorded as additional purchase price.

We may be required to make additional payments of up to $40 million over a four-year post-closing period if WBI achieves certain financial performance targets.  Included in earn-out obligations on the December 31, 2011 balance sheet is an earn-out liability of approximately $11.2 million, net of the current portion of $4.2 million classified in accrued expenses and other current liabilities, which represents our best estimate of the present value of the earn-out obligation. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of change through settlement. We recorded an adjustment of $182 thousand related to the increase in the fair value of the earn-out obligation during the year ended December 31, 2011 as an increase of contract costs and earn-out obligations.

The total estimated purchase price was allocated to WBI’s net assets based on their estimated fair value as of June 6, 2011.  We recorded the excess of the purchase  price  over the acquired net assets as goodwill.

We allocated the purchase price as follows (in thousands):

Fair
Description	Value
Cash	$1,556
Accounts receivable	11,953
Inventories	37,232
Other current assets	6,709
Property and equipment	1,228
Intangibles – customer-related	69,400
Intangibles – acquired technologies	12,400
Intangibles – trade name	7,600
Current liabilities	(12,893)

Net identifiable assets acquired	135,185
Goodwill	61,157

Total consideration	$196,342

Cash consideration	$181,095
Acquisition date fair value of earn-out obligation	15,247
Total consideration	$196,342

The amount of goodwill recorded for the WBI acquisition as of the acquisition date was approximately $61.2 million and reflects the strategic advantage of adding supply chain management to the work we have historically performed to extend the life of military ships, vehicles, aircrafts and their installed systems. We believe that the supply chain capabilities we gain through the acquisition of WBI will enable vertical market expansion in our core business of sustaining legacy platforms and systems.  The goodwill recognized is expected to be deductible for income tax purposes. Of the purchase price, $69.4 million was recorded as a customer-related intangible asset that will be amortized on a straight-line basis over 12 years.  Approximately $12.4 million was recorded as an acquired technologies intangible asset that will be amortized on a straight-line basis over 11 years.  In addition, $7.6 million was allocated to WBI’s trade name that will be amortized on a straight-line basis over nine years.  The fair values assigned to the intangible assets acquired were based on estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques.

The following unaudited pro forma information has been presented as if the WBI acquisition had occurred on January 1, 2010.  This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of results had we completed the WBI acquisition on January 1, 2010.

	Years ended December 31,
	2011	2010

Revenues	$687,029	$1,021,385

Net income	$27,885	$36,708

Basic and diluted earnings per share	$5.33	$7.07

Akimeka, LLC

On August 19, 2010, we acquired Akimeka, which is headquartered in Hawaii with offices in Virginia, Florida and Texas. Akimeka is a health services information technology consulting company serving the government market. Akimeka is a recognized leader in the DoD health services and logistics sector dedicated to delivering innovative IT solutions.  Akimeka complements our subsidiary, G&B.

Cash paid at closing was $33 million, which included $725 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service.  As such, the initial cash purchase price was $32.3 million.  Additional cash consideration of approximately $363 thousand was paid in December 2010 to the sellers based on the final working capital calculation. Akimeka's results of operations are included in the accompanying consolidated financial statements beginning August 19, 2010.

Upon acquisition, potential additional payments (“earn-out”) were payable to the sellers of up to $11 million over a three-year post-closing period if Akimeka achieved certain financial performance targets. Akimeka did not achieve the required financial performance targets for the year ended December 31, 2011, therefore no earn-out was due. Included in earn-out obligations on the December 31, 2011 balance sheet is an earn-out liability of approximately $5.1 million, which represents our best estimate of the present value of the earn-out obligation.  We estimated the fair value by using the expected cash flow approach with probability-weighted revenue inputs and using an appropriate discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of the change through settlement. We recorded adjustments of $2.7 million related to the decrease in the fair value of the earn-out obligation during the year ended December 31, 2011, as reductions of contract costs and earn-out obligations.

G&B Solutions, Inc.

On April 14, 2008, we acquired G&B.  Under the terms of the acquisition, we were required to make additional payments (“earn-out”) of up to $4.2 million over a three-year post-closing period if G&B achieved certain financial performance targets. Approximately $1.4 million per year was paid to the seller in 2009 and 2010 and approximately $1.1 million was paid to the seller in 2011, based on G&B’s performance during the respective earn-out periods.  The payments were recorded as goodwill.

Integrated Concepts and Research Corporation

On June 4, 2007, we acquired ICRC for approximately $11.8 million.  Based on ICRC’s performance total earn-out payments of approximately $2.9 million were paid through December 31, 2010 and were recorded as additional goodwill.  Additional goodwill and a corresponding liability of approximately $314 thousand were recorded as of December 31, 2011 for the earn-out payment that will be made to the seller as a result of achievement of the specified 2011 earnings.

(6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2009	$-	$13,287	$6,243	$19,530
Increase from acquisition of Akimeka	-	15,082	-	15,082
Earn-out obligation	-	1,400	270	1,670
Balance as of December 31, 2010	-	29,769	6,513	36,282
Increase from acquisition of WBI	61,169	-	-	61,169
Earn-out obligation	-	1,114	314	1,428
Balance as of December 31, 2011	$61,169	$30,883	$6,827	$98,879

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the final earn-out period ended on March 31, 2011. This resulted in a $1.1 million earn-out, which was recorded as goodwill and paid to the seller in the second quarter of 2011.  ICRC achieved certain financial performance targets for the period ended December 31, 2011.  This resulted in a $314 thousand earn-out, which was recorded as goodwill and accrued expenses.  The earn-out will be paid to the sellers in the first quarter of 2012.

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names acquired in the acquisitions of ICRC, G&B, Akimeka and WBI. Intangible assets with indefinite lives not subject to amortization consist of ICRC and G&B trade names of approximately $2.4 million as of December 31, 2011 and December 31, 2010.  The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $7.9 million, $2.4 million and $1.8 million, respectively.

Intangible assets consisted of the following (in thousands):

December 31, 2011	Cost	Accumulated Amortization	Net Intangible Assets
Contract and customer-related	$96,884	$(12,987)	$83,897
Acquired technologies	12,400	(642)	11,758
Trade names – amortizable	9,170	(719)	8,451
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(14,348)	$106,536
December 31, 2010	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$27,484	$(6,417)	$21,067
Trade name – amortizable	1,570	(64)	1,506
Trade names – indefinite lived	2,430	-	2,430
Total	$31,484	$(6,481)	$25,003

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):

Amortization
2012	$11,207
2013	10,075
2014	9,846
2015	9,567
2016	9,367
Thereafter	54,044
Total	$104,106

(7)  Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to make the WBI acquisition and provide working capital for our continuing operations. The loan agreement expires in June 2016 and consists of a term loan facility and a revolving loan facility, and the revolving loan facility provides us with letters of credit. Financing costs associated with the loan inception of approximately $1.7 million were capitalized and will be amortized over the five-year life of the loan. The loan agreement replaced a predecessor loan agreement that also consisted of a term loan, revolving loan, and letters of credit.

The term loan requires quarterly installments payable based on an accelerating amortization schedule, with 15% of the original $125 million principal amount due in each of the first two years, 20% due in each of years three and four, and 30% due in year five. The amount of term loan borrowings outstanding as of December 31, 2011 is approximately $110.9 million. The amount of term loan borrowings outstanding on the predecessor loan agreement as of December 31, 2010 was approximately $17.8 million.

Our scheduled term loan payments following December 31, 2011 are: $18.8 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2011 was $125 million and the loan agreement has a provision whereby we may elect to increase this maximum to a total of $175 million. Under the terms of the loan agreement, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $53.3 million in revolving loan borrowings outstanding and $5 million of letters of credit outstanding as of December 31, 2011. We had approximately $6.9 million of letters of credit outstanding and no revolving loan borrowings outstanding as of December 31, 2010 on the predecessor loan agreement.

Total bank loan borrowed funds outstanding as of December 31, 2011, including both term loan borrowings and revolving loan borrowings, were approximately $164.2 million. Total bank loan borrowed funds outstanding as of December 31, 2010, were approximately $17.8 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of December 31, 2011 is 2.25% and the base rate base margin as of December 31, 2011 is 0.5%. The base margins decline in steps as our Total Funded Debt/EBITDA Ratio declines.

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

As of December 31, 2011, interest rates on portions of our outstanding debt ranged from 2.53% to 3.75%. The effective interest rate on our aggregate outstanding debt after taking into account the impact of the interest rate hedges was 2.85%.

Interest expense incurred on bank loan borrowings was approximately $3.1 million, $253 thousand and $117 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at December 31, 2011.

(8)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist primarily of accrued compensation and benefits of approximately $24.0 million and $31.0 million as of December 31, 2011 and 2010, respectively.  The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(9) Stock-Based Compensation Plans

(a)  Restricted Stock Plan

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for its directors, officers and other employees (the “2006 Plan”).  On May 3, 2011, the stockholders approved amendments to the 2006 Plan extending the term thereof until May 3, 2016.  Under the provisions of the 2006 Plan, we are authorized to issue up to 250,000 shares of our common stock.  The Compensation Committee is responsible for the administration of the 2006 Plan, and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award.  These terms are included in award agreements between us and the recipients of the award.  As of December 31, 2011, 131,443 restricted shares were available for issuance under the 2006 Plan.

Non-employee directors were awarded 9,800 shares and 4,900 shares of restricted stock on January 2, 2011 and 2010, respectively, under the 2006 Plan. The grant-date fair value of these restricted stock grants was $33.16 per share and $47.24 per share for the shares awarded in 2011 and 2010, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $325 thousand and $231 thousand during the first quarters of 2011 and 2010, respectively.

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under our 2006 Restricted Stock Plan based on our financial performance for the respective fiscal years.  These restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.   The date of award determination is expected to be in March 2012 for the 2011 awards.   The date of award determination for the 2010 awards and the 2009 awards was March 2, 2011 and March 2, 2010, respectively. On each vesting date, 100% of the vested award is paid in our shares.   The number of shares issued is based on the fair market value of our common stock on the vesting date.  The earned amount is expensed ratably over the vesting period of approximately three years. On March 2, 2011, the employees eligible for the 2010 awards, 2009 awards and 2008 awards received 32,256 shares of common stock.  The grant-date fair value of these awards was $26.86 per share.

The stock-based compensation amounts of approximately $1.0 million, $1.7 million and $1.2 million shown on the accompanying statements of cash flows for the years ended December 31, 2011, 2010 and 2009, respectively, are included in contract costs on the accompanying consolidated statements of income and are net of the tax withholding associated with the awards issued of approximately $393 thousand, $307 thousand and $257 thousand, in the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $546 thousand with a weighted average amortization period of 1.3 years.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Employees	$882	$1,656	$1,117
Non-employee Directors	347	298	318
Total	$1,229	$1,954	$1,435

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

(b)  Stock Option Plans

On December 30, 2005, our Board of Directors directed us to discontinue awarding options, both discretionary and nondiscretionary under our 2004 Stock Option Plan.  At December 31, 2011 and 2010, no options issued remain outstanding.

The total intrinsic value of options exercised during 2009 was approximately $1.3 million.  At December 31, 2009, there was no unrecognized compensation cost related to nonvested stock options.

(c) Stock-Based Compensation Expense

     Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, was included in contract costs and the following line items on the accompanying statements of income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Stock-based compensation included in contract costs	$1,427	2,012	1,492
Income tax benefit recognized for stock- based compensation	(546)	(772)	(565)
Total stock-based compensation expense, net of income tax benefit	$881	$1,240	$927

(10)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions.  We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2007.

We file consolidated federal income tax returns that include all of our subsidiaries.  The components of the provision for income taxes for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
Current
Federal	$9,457	$13,314	$12,075
State	1,680	1,760	1,942
	11,137	15,074	14,017
Deferred
Federal	1,188	(752)	622
State	95	24	(64)
	1,283	(728)	558
Provision for income taxes	$12,420	$14,346	$14,575

The differences between the amount of tax computed at the federal statutory rate of 35% and the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Tax at statutory federal income tax rate	$11,540	$13,312	$13,509
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,254	1,341	1,230
Permanent differences, net	192	(50)	64
Other, net	(566)	(257)	(228)
Provision for income taxes	$12,420	$14,346	$14,575

Our deferred tax assets and liabilities as of December 31, 2011 and 2010, which represent the tax effects of temporary differences between tax and financial accounting bases of assets and liabilities and are measured using current tax rates, are as follows (in thousands):

	2011	2010
Current deferred tax assets	$4,823	$4,063
Current deferred tax liabilities	(3,468)	(2,461)
Net current deferred tax assets	1,355	1,602

Noncurrent deferred tax assets	5,299	4,631
Noncurrent deferred tax liabilities	(5,068)	(3,793)
Net noncurrent deferred tax assets	231	838
Net deferred tax assets	$1,586	$2,440

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows (in thousands):

	2011	2010
Gross deferred tax assets
Deferred compensation and accrued paid leave	$5,125	$5,130
Accrued expenses	946	803
Stock-based compensation	530	694
Interest rate swaps	429	-
Reserve for contract disallowances	316	267
Acquisition-related expenses	281	303
Capitalized inventory	125	-
Other	61	3
Total gross deferred tax assets	7,813	7,200

Gross deferred tax liabilities
Depreciation	(2,563)	(2,380)
Deferred revenues	(2,113)	(1,665)
Intangible assets	(1,551)	(715)
Total gross deferred tax liabilities	(6,227)	(4,760)

Net deferred tax assets	$1,586	$2,440

(11)  Commitments and Contingencies

(a)  Leases, Related Party Transactions and Other Commitments

We are the tenant under capital leases on four building facilities with an aggregate obligation of approximately $6.6 million as of December 31, 2011.  We lease two of the facilities from a Limited Liability Corporation (“LLC”) in which the chief executive officer of our subsidiary WBI has a 25% ownership interest. Other employees or their direct relatives have the remaining ownership in this LLC and full ownership in the partnership from which we lease the two other facilities.  The leases were entered into in June 2011 in connection with our acquisition of WBI and each have terms of 15 years with two seven-year renewal options. The annual combined base rent amount is approximately $854 thousand and the leases contain escalation provisions for future years. Beginning in year five, the rent amount will increase by the greater of the Consumer Price Index (“CPI”) increase during the first four year period or 12%.  For each successive lease year, the rent will increase based on any increase in the CPI for the previous lease year. The leases provide us with an option to purchase three of the facilities for an aggregate amount of approximately $9 million and an option to purchase the fourth facility for approximately $650 thousand. The closing for these purchase options must occur before December 1, 2025.  Depreciation and interest expense for 2011 was approximately $266 thousand and $484 thousand, respectively.

In addition to the capital leases above, we have various non-cancelable operating leases for facilities, equipment, and software with terms between two and fifteen years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index.  Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms.  Lease expense for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Operating Lease Expense	Sublease Income	Net Expense

2011	$11,787	$770	$11,017
2010	$13,209	$808	$12,401
2009	$12,546	$782	$11,764

Future minimum annual non-cancelable commitments as of December 31, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
	Lease Commitments	Lease Commitments	Sublease Income	Net Commitments
2012	$854	$8,638	$1,334	$7,304
2013	854	7,480	1,028	6,452
2014	854	5,640	859	4,781
2015	914	1,910	215	1,695
2016	957	2,117	-	2,117
Thereafter	9,012	-	-	-
Total	$13,445	$25,785	$3,436	$22,349
Less amounts representing interest	$(6,851)
Present value of future minimum capital lease payments	$6,594

We signed a 15-year lease commitment on November 9, 2009 to lease a new building with approximately 95,000 square feet of office space in Springfield, Virginia that will serve as our executive and administrative headquarters beginning in May 2012.  We issued a letter of credit under the lease agreement.  The letter of credit is held by the landlord as security for our performance of obligations under the lease agreement. Under the lease agreement, the landlord has the ability to draw upon the letter of credit during the construction period under certain conditions that are not within our control.  Amounts drawn on the letter of credit are not required to be maintained by the landlord in a separate bank account, which could lead to the comingling of letter of credit proceeds with other funds of the landlord. Due to the lease agreement terms regarding the potential of the landlord drawing on the letter of credit, we have concluded that we are involved in the construction of the building for accounting purposes and, therefore, we are considered the owner of the building during the construction period.  We have recorded a construction asset and corresponding long-term liability of approximately $26.4 million and $19.2 million, respectively, on the accompanying December 31, 2011 and 2010 consolidated balance sheets in connection with this lease, which represents the construction costs incurred by the landlord as of the respective balance sheet dates.

Future minimum annual non-cancelable commitments under our new headquarters lease as of December 31, 2011 are as follows (in thousands):

Lease Commitments
2012	$2,451
2013	3,751
2014	3,863
2015	3,980
2016	4,139
Thereafter	49,354
Total	$67,538

(b)  Contingencies

We entered into an agreement with a subcontractor in March 2011 to satisfy certain work share requirements (the “Agreement”).  Under the terms of the Agreement, we are required to provide the subcontractor with certain levels of subcontracted work over two specified nine-month periods. The first period began March 1, 2011 and ended November 30, 2011. The second period began December 1, 2011 and ends August 31, 2012. If the work share requirements are not fulfilled, then we are required to make a cash payment to the subcontractor of up to $750 thousand for each period.  If a cash payment is made after the first nine- month period and we are able to provide a level of work during the second nine- month period that satisfies all or a portion of the work requirements for the combined eighteen months, we are entitled to a return of all or a portion of the cash payment. Under the terms of the Agreement, we placed $1.5 million in an escrow account to ensure cash payments to the subcontractor if the work share requirements are not satisfied. The remaining escrowed funds are classified as other current assets on our December 31, 2011 financial statements.

Due to delays in contract awards and protests of contracts awarded to us, we were not able to provide any of the first period required work to the subcontractor by November 30, 2011. Accordingly, we have recorded an expense of $750 thousand on our financial statements as of December 31, 2011.

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

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program (“MIP”) to USPS and direct sales to other clients, including DoD.

Our segment information is as follows (in thousands):

For the years ended December 31,
	2011	2010	2009
Revenues
Federal Group	$184,147	$454,660	$585,951
International Group	206,746	261,499	314,134
IT, Energy and Management Consulting Group	106,817	94,796	74,117
Infrastructure Group	37,830	55,081	40,437
Supply Chain Group	83,052	-	-
Total revenues	$618,592	$866,036	$1,014,639

Income before income taxes:
Federal Group	$6,099	$20,574	$21,311
International Group	5,342	9,376	9,569
IT, Energy and Management Consulting Group	12,440	10,275	7,402
Infrastructure Group	580	292	990
Supply Chain	15,965	-	-
Corporate	(7,454)	(2,484)	(673)
Income before income taxes	$32,972	$38,033	$38,599

Interest (income) expense
Federal Group	$(75)	$(31)	$(89)
International Group	(21)	197	436
IT, Energy and Management Consulting Group	(73)	(49)	(35)
Infrastructure Group	23	(19)	(14)
Supply Chain	350	-	-
Corporate	3,504	82	(418)
Total interest (income) expense	$3,708	$180	$(120)

Depreciation and amortization expense:
Federal Group	$2,906	$4,115	$4,008
International Group	1,903	1,521	1,211
IT, Energy and Management Consulting Group	3,256	1,953	1,168
Infrastructure Group	1,433	1,348	1,235
Supply Chain Group	5,402	-	-
Total depreciation and amortization	$14,900	$8,937	$7,622

Capital expenditures:
Federal Group	$547	$496	$2,894
International Group	573	816	423
IT, Energy and Management Consulting Group	236	305	268
Infrastructure Group	170	161	162
Supply Chain Group	113	-	-
Corporate	4,996	3,027	5,028
Total capital expenditures	$6,635	$4,805	$8,775

	December 31,
	2011	2010
Total assets:
Federal Group	$29,653	$67,452
International Group	49,734	62,062
IT, Energy and Management Consulting Group	70,108	24,658
Infrastructure Group	27,372	21,239
Supply Chain Group	203,241	-
Corporate	74,404	113,015
Total assets	$454,512	$288,426

Revenues are net of inter-segment eliminations.  Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments.  Corporate assets are primarily cash and property and equipment.

Customer Information

We are engaged principally in providing diversified logistics, engineering, IT, construction management and consulting services to the government, other government prime contractors, and commercial entities. The largest customer for our services is DoD, including agencies of the U.S. Army, Navy, and Air Force. Our revenue by customer is as follows for the years ended December 31, (in thousands):

	Revenues by Customer
	(Dollars in Thousands)
	Years ended December 31,
Customer	2011	%	2010	%	2009	%
U.S. Army/Army Reserve	$235,055	38.0	$463,305	53.5	$555,238	54.7
U.S. Navy	140,575	22.7	198,833	23.0	271,189	26.7
U.S. Air Force	11,971	1.9	13,303	1.5	13,839	1.4
Total - DoD	387,601	62.6	675,441	78.0	840,266	82.8

U. S. Postal Service	75,964	12.3	-	-	-	-
Department of U.S. Treasury	41,434	6.7	49,332	5.7	47,676	4.7
Department of Transportation	25,386	4.1	51,497	6.0	35,722	3.5
Department of Interior	24,254	3.9	29,810	3.4	29,275	2.9
Department of Energy	23,005	3.7	21,890	2.5	16,111	1.6
Other government	32,524	5.3	33,055	3.8	42,670	4.2
Total – Federal Civil Agencies	222,567	36.0	185,584	21.4	171,454	16.9

Commercial	8,424	1.4	5,011	0.6	2,919	0.3

Total	$618,592	100.0	$866,036	100.0	$1,014,639	100.0

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

(14)  401(k) Plan and Profit Sharing Plan

We maintain a number of defined contribution plans under the provisions of Section 401(k) of the Internal Revenue Code that cover substantially all of our employees. Under the provisions of our 401(k) plans, employees’ eligible contributions are matched at rates specified in the plan documents. Our expense associated with these plans was approximately $4.6 million, $4.3 million and $3.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Energetics maintains a profit sharing plan for its employees.  All employees who have completed at least two years of service are members of the profit sharing plan. At our discretion, we may make contributions to the Energetics plan. Total expense for the years ended December 31, 2011, 2010, and 2009 was $360 thousand, $270 thousand, and $190 thousand, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value December 31, 2011	Fair Value December 31, 2010
Non-COLI assets held in DSC Plan	Other assets	Level 1	$ 300	$ 1,636

Interest rate swaps	Accrued expenses	Level 2	$ 1,122	$ -

Earn-out obligation - current	Accrued expenses	Level 3	$ 4,153	$ -

Earn-out obligations - long-term	Earn-out obligations	Level 3	$16,415	$ 7,807

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1.1 million at December 31, 2011, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $430 thousand, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet as of December 31, 2011. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the Akimeka earn-out obligation decreased approximately $2.7 million for the year ended December 31, 2011. The fair value of the WBI earn-out obligation increased $182 thousand between the acquisition date and December 31, 2011.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Current portion	Long-term portion	Total
Balance as of December 31, 2010	$-	$7,807	$7,807
Fair value adjustment included in earnings	-	(2,486)	(2,486)
Additional earn-out obligations	4,153	11,094	15,247
Balance as of December 31, 2011	$4,153	$16,415	$20,568

(16)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2011 and 2010, in thousands, except earnings per share:

	2011 Quarters

	1st	2nd	3rd	4th

Revenues	$151,244	$158,546	$159,923	$148,879
Operating income	$6,909	$7,273	$11,387	$11,111
Net income	$4,172	$4,211	$6,120	$6,049

Basic and diluted earnings per share	$0.80	$0.80	$1.17	$1.15
Basic and diluted weighted average shares outstanding	5,214	5,237	5,238	5,238

	2010 Quarters

	1st	2nd	3rd	4th

Revenues	$228,176	$212,473	$212,943	$212,444
Operating income	$8,651	$9,953	$11,845	$7,764
Net income	$5,398	$6,103	$7,218	$4,968

Basic and diluted earnings per share	$1.04	$1.18	$1.39	$0.96
Basic and diluted weighted average shares outstanding	5,180	5,192	5,192	5,192

During the fourth quarter of 2011, we determined that four building leases that we executed in connection with the acquisition of WBI were capital leases. We incorrectly treated these leases as operating leases in our financial statements as of and for the periods ended June 30, 2011 and September 30, 2011. At inception of the leases, we should have recognized assets with offsetting capital lease obligations aggregating $6.7 million, representing the fair value of the buildings at that time per a third party appraisal.  At June 30, 2011 and September 30, 2011, total assets and liabilities were understated by $6.7 million and $6.6 million, respectively.  We have concluded that this error was not material to the affected financial statements. Additionally, accounting for these leases as operating leases resulted in us overstating rent expense and understating depreciation expense and interest expense in the interim periods.  The net impact of this misstatement was inconsequential to the consolidated statements of income and cash flows of the Company for any period in 2011. The error was corrected in the fourth quarter of 2011 (see Note 4).

Our profitability will fluctuate based on the mix of contract work performed and on the timing of fees earned and awarded on certain contracts. We recognized operating income on our Treasury Seized Asset Program in the third quarter of 2010 of approximately $3.5 million primarily due to this program’s annual incentive fee recognition.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Annual Report on Form 10-K.

Change in Internal Controls

     During the fourth quarter of fiscal year 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VSE Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, VSE Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2011 and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 7, 2012

ITEM 9B.Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2011 in respect to the Annual Meeting of VSE’s stockholders (the “Proxy Statement”) scheduled to be held on May 1, 2012.

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

2.Supplemental Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.Exhibits

See “Exhibit Index” hereinafter contained and incorporated by reference.

            SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSE CORPORATION
Date: March 7, 2012	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive	March 7, 2012
Maurice A. Gauthier	Officer, President and
Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President	March 7, 2012
Thomas R. Loftus	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Clifford M. Kendall	Chairman	March 7, 2012
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 7, 2012
Calvin S. Koonce

/s/ James F. Lafond	Director	March 7, 2012
James F. Lafond

/s/ David M. Osnos	Director	March 7, 2012
David M. Osnos

/s/ Bonnie K. Wachtel	Director	March 7, 2012
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 7, 2012
Ralph E. Eberhart

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

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
* +
10.1	Material contracts
10.2	Employment Agreement dated as of March 10, 2004, by and between VSE Corporation and Thomas G. Dacus (Exhibit 10.1 to Form 10-Q dated April 28, 2004)	* +
10.3	Employment Agreement dated as of July 1, 2004, by and between VSE Corporation and Thomas R. Loftus (Exhibit 10.1 to Form 10-Q dated July 30, 2004)	* +
10.4	Employment Agreement dated as of April 22, 2008, by and between VSE Corporation and Maurice G. Gauthier (Exhibit 10.1 to Form 8-K dated April 22, 2008)	* +
10.5	Severance and Mutual Protection Agreement dated as of November 7, 2008 by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.3 to Form 10-K dated March 3, 2009)	* +

10.6	Statement of Amendment to the Employment Agreement dated as of April 19, 2010, by and between VSE Corporation and Maurice G. Gauthier (Exhibit 10.1 to Form 8-K dated April 19, 2010)	* +
10.7
Amended and Restated Business Loan and Security Agreement dated August 19, 2010 among VSE Corporation, Energetics Incorporated, VSE Services International, Inc., Integrated
  Concepts and Research Corporation, G&B Solutions, Inc., Akimeka, LLC, Citizens Bank of Pennsylvania and Suntrust Bank (Exhibit 10.1 to Form 8-K dated August 19, 2010)
* +
10.8
Second Amended and Restated Business Loan and Security Agreement dated June 6, 2011 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank of Pennsylvania and a syndicate of six other banks (Exhibit 10.1 to Form 8-K dated June 6, 2011)

10.9	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	* +
10.10	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +
10.11	VSE Corporation 2004 Stock Option Plan (Appendix B to Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
10.12	VSE Corporation 2004 Non-employee Directors Stock Plan (Appendix C to Registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
13.1	Annual report to security holders, Form 10-Q or selected quarterly data	Exhibit 13
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
99.1
Audit Committee Charter (as adopted by the Board Of Directors of VSE Corporation on March 9, 2004)(Appendix A to Registrant’s definitive proxy statement for the Annual Meeting of
  Stockholders held on May 3, 2004)
*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Document has been filed as indicated and is incorporated by reference herein.
+Indicates management contract or compensatory plan or arrangement.