Form 10-Q
period 2012-03-31
VSE CORP
filed 2012-05-01
CIK 102752

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012
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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of April 20, 2012:  5,286,706.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the "SEC") on March 7, 2012.

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our Annual Report on Form 10-K and any Current Reports on Form 8-K we file.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$368	$451
Receivables, principally U.S. Government, net	112,850	117,568
Inventories	42,454	41,990
Deferred tax assets	385	1,355
Other current assets	17,233	17,083
Total current assets	173,290	178,447

Property and equipment, net	64,107	57,113
Intangible assets, net	103,734	106,536
Goodwill	98,879	98,879
Deferred tax assets	-	231
Other assets	15,776	13,306
Total assets	$455,786	$454,512

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,587	$18,587
Accounts payable	38,729	50,353
Current portion of earn-out obligations	8,660	4,153
Accrued expenses and other current liabilities	29,402	33,864
Dividends payable	370	367
Total current liabilities	95,748	107,324

Long-term debt, less current portion	151,970	144,759
Deferred compensation	10,515	8,215
Long-term lease obligations, less current portion	34,136	33,938
Deferred income taxes	1,010	-
Earn-out obligations, less current portion	11,356	16,415
Other liabilities	376	261
Total liabilities	305,111	310,912

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,286,706 and 5,246,527, respectively	264	262
Additional paid-in capital	18,040	17,069
Retained earnings	133,258	126,961
Accumulated other comprehensive loss	(887)	(692)
Total stockholders’ equity	150,675	143,600
Total liabilities and stockholders’ equity	$455,786	$454,512

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months
	ended March 31,
	2012	2011

Revenues:
Services	$105,978	$148,247
Products	38,363	2,997
Total revenues	144,341	151,244

Contract costs:
Services	100,301	141,426
Products	31,142	2,088
Total contract costs	131,443	143,514

Selling, general and administrative expenses	555	821

Operating income	12,343	6,909

Interest expense, net	1,532	144

Income before income taxes	10,811	6,765

Provision for income taxes	4,143	2,593

Net income	$6,668	$4,172

Basic weighted average shares outstanding	5,267,098	5,214,334

Basic earnings per share	$1.27	$0.80

Diluted weighted average shares outstanding	5,292,532	5,241,863

Diluted earnings per share	$1.26	$0.80

Dividends declared per share	$0.07	$0.06

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months
	ended March 31,
	2012	2011

Net income	$6,668	$4,172

Change in fair value of interest rate swap agreements	(195)	-

Comprehensive income	$6,473	$4,172

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the three months
	ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$6,668	$4,172
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,850	2,382
Deferred taxes	2,331	1,079
Stock-based compensation	185	164
Earn-out obligation adjustment	(552)	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	4,718	19,007
Inventories	(464)	-
Other current assets and noncurrent assets	(2,708)	(4,456)
Accounts payable and deferred compensation	(9,324)	(13,267)
Accrued expenses and other current liabilities	976	(6,966)
Long-term lease obligations	(102)	10
Other liabilities	115	(2,432)

Net cash provided by (used in) operating activities	6,693	(307)

Cash flows from investing activities:
Purchases of property and equipment	(8,620)	(904)
Cash paid for acquisitions, net of cash acquired	(4,607)	-
Earn-out obligation payments	(314)	(270)

Net cash used in investing activities	(13,541)	(1,174)

Cash flows from financing activities:
Borrowings on loan arrangement	59,616	78,661
Repayments on loan arrangement	(52,446)	(80,328)
Payments on capital lease obligations	(37)	-
Dividends paid	(368)	(313)

Net cash provided by (used in) financing activities	6,765	(1,980)

Net decrease in cash and cash equivalents	(83)	(3,461)
Cash and cash equivalents at beginning of period	451	5,764
Cash and cash equivalents at end of period	$368	$2,303

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

As a result of our acquisition of Wheeler Bros., Inc (“WBI”), we are separately presenting revenue and contract costs for products and services.  Revenue and contract costs amounts from the prior year have been reclassified to conform to the current year presentation.

(2)  Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to fund our acquisition of WBI and provide working capital for our continuing operations. The loan agreement, which expires in June 2016, consists of a term loan facility and a revolving loan facility that also provides us with letters of credit. Financing costs associated with the loan inception of approximately $1.7 million were capitalized and are being amortized over the five-year life of the loan. The loan agreement replaced a predecessor loan agreement that also consisted of a term loan, revolving loan, and letters of credit. The fair value of our outstanding debt as of March 31, 2012 approximates its carrying value.

The term loan requires quarterly installments payable, with 15% of the original $125 million principal amount due in each of the first two years, 20% due in each of years three and four, and 30% due in year five. The amount of term loan borrowings outstanding as of March 31, 2012 is approximately $106.3 million. The amount of term loan borrowings outstanding as of December 31, 2011 was approximately $110.9 million.

Our scheduled term loan payments following March 31, 2012 are: $14.1 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2012 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $65.2 million in revolving loan borrowings outstanding and $5 million of letters

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

of credit outstanding as of March 31, 2012. We had approximately $53.3 million in revolving loan borrowings outstanding and $5 million of letters of credit outstanding as of December 31, 2011.

Total bank loan borrowed funds outstanding as of March 31, 2012, including term loan borrowings and revolving loan borrowings, were approximately $171.4 million. Total bank loan borrowed funds outstanding as of December 31, 2011 were $164.2 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of March 31, 2012 is 2.25% and the base rate base margin as of March 31, 2012 is 0.5%. The base margins may increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a significant portion of our outstanding borrowings. In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on the term loan debt for an initial amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we pay an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and an effective rate of 1.615% plus our base margin from July 2012 through June 2014. In July 2011, we entered into a two-year LIBOR interest rate swap on the revolving loan debt for an initial amount of $40 million. The swap amount declines to $20 million in June 2012, and expires in June 2013. With the swap in place, we will pay an effective rate on the hedged revolving loan debt of 0.7775% plus our base margin during the two years.

As of March 31, 2012, interest rates on portions of our outstanding debt ranged from 2.49% to 3.75%. The effective interest rate on our aggregate outstanding debt after taking into account the impact of the interest rate hedges was 2.86%.

Interest expense incurred on bank loan borrowings was approximately $1.3 million and $161 thousand for the three months ended March 31, 2012 and 2011, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other loan agreement terms and conditions at March 31, 2012.

(3) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive restricted stock awards under the 2006 Restricted Stock Plan based on financial performance for the respective fiscal years.  These awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of restricted stock on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 1, 2012, the employees eligible for the restricted stock awards based on the financial performance of 2009, 2010 and 2011, received a total of 29,379 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under the 2004 Non-Employee Directors Stock Plan. On January 3, 2012, the non-employee Directors received 10,800 shares of restricted common stock. Compensation expense related to this award was approximately $272 thousand.

The compensation expense related to all restricted stock awards discussed above and included in contract costs for the three months ended March 31, 2012 and 2011 was approximately $517 thousand and $525 thousand, respectively.

The stock-based compensation amount of approximately $185 thousand and $164 thousand shown on the accompanying statements of cash flows for the three months ended March 31, 2012 and 2011, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the three months ended March 31, 2012 and 2011, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

(4) Earnings Per Share

Basic earnings per share (“EPS”) have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of restricted stock awards.

During the first quarter of 2012, we determined that our restricted stock awards should be included in our diluted weighted average common shares outstanding.   We have corrected the diluted weighted average common shares outstanding as of March 31, 2011 to include the dilutive effect of the restricted stock awards.   The effect of this change was inconsequential to the March 31, 2011 financial statements.

	Three Months ended March 31,
	2012	2011

Basic weighted average common shares outstanding	5,267,098	5,214,334

Effect of dilutive restricted stock awards	25,434	27,529

Diluted weighted average common shares outstanding	5,292,532	5,241,863

(5) Commitments and Contingencies

(a) Leases, Related Party Transactions and Other Commitments

We are the tenant under capital leases on four building facilities with an aggregate obligation of approximately $6.6 million as of March 31, 2012.  We lease two of the facilities from a company and the other two facilities from a partnership in which certain employees of our subsidiary WBI or their direct relatives have full ownership.  The leases were entered into in June 2011 in connection with our acquisition of WBI and each have terms of 15 years with two seven-year renewal options. The annual combined base rent amount is approximately $854 thousand and the leases contain escalation provisions for future years. Beginning in year five, the rent amount will increase by the greater of the Consumer Price Index (“CPI”) increase during the first four year period or 12%.  For each successive lease year, the rent will increase based on any increase in the CPI for the previous lease year. The leases provide us with an option to purchase three of the facilities for a total of approximately $9 million and an option to purchase the fourth facility for approximately $650 thousand. The closing for these purchase options must occur before December 1, 2025.  Depreciation and interest expense for the three months ended March 31, 2012 was approximately $112 thousand and $176 thousand, respectively.

We signed a lease in November 2009 for a building that will serve as our headquarters beginning in the spring of 2012. Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules.  We have recorded a construction asset and corresponding long-term liability of approximately $26.7 million and $26.4 million, respectively, on the accompanying March 31, 2012 and December 31, 2011 condensed consolidated balance sheets in connection with this lease, which represents the construction costs incurred by the landlord as of the respective balance sheet dates.

(b) Contingencies

We entered into an agreement with a subcontractor in March 2011 to satisfy certain work share requirements (the “Agreement”).  The Agreement, requires us to provide the subcontractor with certain levels of subcontracted work over two specified nine-month periods. The first period began March 1, 2011 and ended November 30, 2011. The second period began December 1, 2011 and ends August 31, 2012. As required by the Agreement, we placed $1.5 million in an escrow account to ensure cash payments to the subcontractor if the work share requirements are not satisfied.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Due to delays in contract awards and protests of contracts awarded to us, we were not able to provide any of the first period required work to the subcontractor by November 30, 2011. Accordingly, we recorded an expense of $750 thousand on our financial statements during the third quarter of 2011.  The remaining $750 thousand of escrowed funds are classified as other current assets on our March 31, 2012 balance sheet.

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

International Group - Our International Group provides engineering, industrial, logistics and foreign military sales services to the DoD and other government agencies.

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

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts. This group includes WBI, which was acquired on June 6, 2011.

These segments operate under separate management teams and financial information is produced for each segment.  The business entities within each of our segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Our segment information for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months
	ended March 31,
	2012	2011
Revenues:
Federal Group	$30,755	$66,348
International Group	45,764	51,710
IT, Energy and Management Consulting Group	25,738	27,363
Infrastructure Group	4,354	5,823
Supply Chain Management Group	37,730	-
Total revenues	$144,341	$151,244

Operating income:
Federal Group	$1,410	$2,544
International Group	1,516	1,916
IT, Energy and Management Consulting Group	3,081	2,344
Infrastructure Group	(150)	232
Supply Chain Management Group	6,756	-
Corporate/unallocated expenses	(270)	(127)
Operating income	$12,343	$6,909

Customer Information

Our revenue by customer is as follows (in thousands):

	Three Months
	ended March 31,
Source of Revenues	2012	2011
Army/Army Reserve	$46,379	$75,648
Navy	29,955	36,090
U.S. Postal Service	34,307	-
Department of Treasury	8,626	11,650
Department of Transportation	2,069	3,504
Other	23,005	24,352
Total revenues	$144,341	$151,244

(7) Wheeler  Bros., Inc. Acquisition

On June 6, 2011, we acquired WBI, a supply chain management company headquartered in Somerset, PA.  WBI supplies vehicle parts to the USPS and DoD.  We see significant opportunities for leveraging WBI’s supply chain capabilities with our work of extending the service lives of legacy ships, vehicles, aircraft and their systems.

Cash paid at closing was $180 million, which includes approximately $1.9 million of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service. As such, the initial cash purchase price was approximately $178.1 million. WBI’s results of operations are included in the accompanying Unaudited Condensed Consolidated Statements of Income beginning June 6, 2011.  Additional cash consideration of $3 million was paid to the sellers during the first quarter of 2012 based on the final working capital adjustment that was recorded as additional goodwill and an accrued liability during December 2011.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

We may be required to make additional payments of up to $40 million over a four-year post-closing period if WBI achieves certain financial performance targets.  Included in earn-out obligations on the March 31, 2012 balance sheet is an earn-out liability of approximately $9.2 million, net of the current portion of $6.6 million classified in current portion of earn-out obligations, which represents our best estimate of the present value of the earn-out obligation. Interest expense and subsequent changes in the fair value of the earn-out obligations will be recognized in earnings in the period of change through settlement.

(8) Goodwill and Intangible Assets

There were no changes in goodwill for the three months ended March 31, 2012. Goodwill by operating segment as of December 31, 2011 and March 31, 2012 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2011	$61,169	$30,883	$6,827	$98,879

Balance as of March 31, 2012	$61,169	$30,883	$6,827	$98,879

Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the acquisitions of Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), Akimeka, LLC and WBI. Intangible assets with indefinite lives, not subject to amortization, consist of ICRC and G&B trade names of approximately $2.4 million as of March 31, 2012 and December 31, 2011.  The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years. Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $2.8 million and $863 thousand, respectively.

Intangible assets were comprised of the following (in thousands):

March 31, 2012	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$96,884	$(15,252)	$81,632
Acquired technologies	12,400	(924)	11,476
Trade name – amortizable	9,170	(974)	8,196
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(17,150)	$103,734

December 31, 2011	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$96,884	$(12,987)	$83,897
Acquired technologies	12,400	(642)	11,758
Trade name – amortizable	9,170	(719)	8,451
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(14,348)	$106,536

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

(9) Fair Value Measurements

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2012	Fair Value December 31, 2011
Mutual funds held in DSC Plan	Other assets	Level 1	$361	$300
Interest rate swaps	Accrued expenses	Level 2	$1,437	$1,122
Earn-out obligation – current	Current portion of earn-out obligations	Level 3	$8,660	$4,153
Earn-out obligation – long-term	Earn-out obligations	Level 3	$11,356	$16,415

Changes in the fair value of the mutual funds held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1.4 million and $1.1 million at March 31, 2012 and December 31, 2011, respectively, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $550 thousand and $429 thousand, is included in accumulated other comprehensive loss in the accompanying balance sheets as of March 31, 2012 and December 31, 2011. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

Our acquisitions of Akimeka and WBI may require future earn-out obligation payments.  The Akimeka acquisition may require additional payments to be made to the sellers of up to $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets. Akimeka did not achieve the required financial performance targets for the year ended December 31, 2011, therefore no earn-out was due.  See Footnote 7 for the contingent consideration details resulting from the WBI acquisition. We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the Akimeka earn-out obligation decreased approximately $964 thousand for the three months ended March 31, 2012. The fair value of the WBI earn-out obligation increased $412 thousand for the three months ended March 31, 2012.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Current portion	Long-term portion	Total
Balance as of December 31, 2011	$4,153	$16,415	$20,568
Fair value adjustment included in earnings	-	(552)	(552)
Reclassification from long-term to short-term	4,507	(4,507)	-
Balance as of March 31, 2012	$8,660	$11,356	$20,016

(10) Recently Adopted Accounting Guidance

On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board (“FASB”) to existing guidance on the presentation of comprehensive income.  This update requires the presentation of the components of net income and other comprehensive income either income either in a single continuous statement or in two separate but consecutive statements. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our condensed consolidated financial statements.

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

Organization and Reporting Segments

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. We have five reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; 4) Infrastructure; and 5) Supply Chain Management.

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches, government agencies and other customers. These services include full life cycle engineering, logistics, maintenance, field support, and refurbishment services to extend and enhance the life of existing vehicles and equipment; comprehensive systems and software engineering, systems technical support, configuration management, obsolescence management, prototyping services, technology insertion programs, and technical documentation and data packages; and management and execution of programs under large multiple award contracts. This group provides its services to the U.S. Army, Army Reserve, Marine Corps, and other customers. Significant current and recent work efforts for this group include task orders completed under our U.S. Army CECOM Rapid Response (“R2”) contract, which expired in 2011, our ongoing U. S. Army Reserve vehicle refurbishment program, and our Driver’s Vision Enhancer-Family of Systems (“DVE-FOS”) program.

International Group - Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, and foreign military sales services to the U.S. military branches, government agencies, and other customers. These services include program management, engineering, technical support, logistics services, and follow-on technical support for ship reactivations and transfers; field engineering, ship repair and modernization, ship systems installations, ordnance engineering, facility operations, war reserve materials management, and IT systems integration; aircraft sustainment and maintenance services; and management, maintenance, storage and disposal support for seized and forfeited general property programs. This group provides its services to the U.S. Navy, Air Force, Department of Treasury, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”), and other customers. Significant current and recent work efforts for this group include ongoing assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries, various task orders under the U.S. Air Force Contract Field Teams (“CFT”) Program, and management of Department of Treasury and ATF seized and forfeited general property programs (“Seized Asset Programs”).

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies. The group consists of our wholly owned subsidiaries: Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B”), and Akimeka, LLC (“Akimeka”). Energetics provides technical, policy, business, and management support in areas of clean and efficient energy, climate change mitigation, infrastructure protection, measurement technology, and global health. G&B provides enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services and product and process improvement services. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, and public safety. This group provides its services to the U.S. Departments of Defense, Energy, Homeland Security, Commerce, Interior, Labor, Agriculture, Housing and Urban Development, the Social Security Administration, the Pension Benefit Guaranty Corporation, the National Institutes of Health, customers in the military health system, and other government agencies and commercial clients.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to Federal Civilian agencies. This group consists of our subsidiary Integrated Concepts and Research Corporation (“ICRC”) . ICRC provides project design, planning and integration management, environmental planning, construction management, building renovation, and other technical services. ICRC’s largest contract is with the U.S. Department of Transportation Maritime Administration for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). ICRC also provides services to various DoD and Federal Civilian departments and agencies, and to other customers.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our client with supply chain management efforts. This group includes our Wheeler Bros., Inc. (“WBI”) subsidiary, acquired in June 2011, and other VSE Supply Chain Management work. Significant current work efforts for this group include WBI’s ongoing Managed Inventory Program (“MIP”) to USPS and direct sales to other clients.

Concentration of Revenues
(in thousands)
For the three months ended March 31,
	2012		2011
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$34,198	24	$-	-
FMS Program	21,888	15	26,168	17
U.S. Army Reserve	15,398	11	16,883	11
Treasury/ATF Seized Asset Programs	7,939	6	10,545	7
R2 and R2-3G Programs	4,593	3	34,929	23
Other	60,325	41	62,719	42
	$144,341	100	151,244	100

Management Outlook

Our company and our industry are facing a challenging operating environment that is constraining revenue levels. While it appears that conditions will continue to be challenging through most of 2012, we believe we have made progress through our diversification efforts to enhance our prospects for future revenue and income.

Operating environment challenges are centered on federal government budgeting and spending priorities, initiatives, and processes. Federal budgets are strained, government spending priorities are changing, and there is an increasing government emphasis on oversight activities at the expense of contract administration efforts. These conditions are affecting the timeliness of awards and the funding of new and existing contracts in our markets, impacting the flow of work to federal contractors, causing increased competition in the federal marketplace, and resulting in a sharp increase in protests of government contract awards.

Specific circumstances that present challenges to our revenue in 2012 include a slower than usual ramp up of our FMS Program activity on the follow-on contract due to a lengthy award and protest process (which is now completed); and a reduction in our overseas equipment servicing opportunities as U.S. military involvement in Southwest Asia winds down.

We believe we are positioned to withstand these market condition challenges in the longer term. We believe that potential future opportunities include an expansion of our vehicle and equipment refurbishment program to additional U.S. Army Reserve locations, the U.S. Army, and other clients; an increase in our FMS Program work as ship reactivations and transfers are approved; and an expansion of our Supply Chain Management services to DoD clients and other customers, including commercial clients.

We also believe that our acquisition of WBI in June 2011 positioned us to improve our revenues and profit margins, diversify our product offerings and customer base, and improve the balance between our services to DoD and Federal Civilian agencies. WBI gives us a well established supply chain management capability, which when combined with our existing client relationships, is expected to provide potential for future revenue growth in the DoD market. Conversely, WBI’s relationship with the USPS, combined with our existing capabilities, also presents opportunities to leverage our legacy vehicle life extension services to a new client. These synergies are already producing results. We have delivered a vehicle for evaluation under our contract with the USPS to develop a more fuel efficient repowered gasoline delivery vehicle. If we successfully move this effort to the production stage, we will generate an additional future revenue stream. Our acquisition of WBI’s supply chain and inventory management competencies is also expected to provide us opportunities to further diversify our customer base to other markets, including commercial work.

Although the inclusion of WBI in our operations and our strategic direction toward expanding our Supply Chain Management services will lessen our reliance on employee services to generate profitable revenue streams, our employee labor continues to be an important part of our business operations. As of March 31, 2012, our employee count increased to 2,525 as compared to 2,516 as of December 31, 2011.

Bookings and Funded Backlog

Revenues in our industry depend on contract funding (“bookings”), and funded contract backlog is an indicator of potential future revenues. A summary of our bookings and revenues for the three months ended March 31, 2012 and 2011, and funded contract backlog as of March 31, 2012 and 2011 is as follows:

	(in millions)
	2012	2011
Bookings	$168	$107
Revenues	$144	$151
Funded Contract Backlog	$307	$357

Recently Adopted Accounting Guidance

On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board (“FASB”) to existing guidance on the presentation of comprehensive income.  This update requires the presentation of the components of net income and other comprehensive income either income either in a single continuous statement or in two separate but consecutive statements. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our condensed consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2011. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 7, 2012 for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Three Months ended March 31,
Contract Type	2012	%	2011	%
Cost-type	$31,556	22	$44,866	30
Time and materials	47,818	33	86,390	57
Fixed-price	64,967	45	19,988	13
	$144,341	100	$151,244	100

A significant portion of our time and materials revenues in 2011 were from our R2 contract, which expired in January 2011. WBI’s revenues are classified as fixed-price revenue. Accordingly, the percentages of work performed by contract type will differ in 2012 as compared to 2011.

Results of Operations

Our results of operations are as follows (in thousands):

	Three Months
	ended March 31,
	2012	2011	Change	%
Revenues	$144,341	$151,244	$(6,903)	(5)
Contract costs	131,443	143,514	(12,071)	(8)
Selling, general and administrative expenses	555	821	(266)	(32)
Operating Income	12,343	6,909	5,434	79
Interest expense, net	1,532	144	1,388	964
Income before income taxes	10,811	6,765	4,046	60
Provision for income taxes	4,143	2,593	1,550	60
Net Income	$6,668	$4,172	$2,496	60

Our revenues decreased approximately $7 million, or 5%, for the quarter ended March 31, 2012, as compared to the same period of 2011, primarily due to the expiration of work on our R2 Program. Revenues in our Federal, International, IT, Energy and Management Consulting, and Infrastructure Groups declined. These declines were largely offset by the inclusion of revenues from our Supply Chain Management Group, established in June 2011, in our operating results for 2012.

Our operating income increased approximately $5.4 million, or 79% for the quarter ended March 31, 2012, as compared to the same period of 2011. The primary reason for the increase was the inclusion of operating income from our Supply Chain Management Group in our operating results for 2012. Operating income in our IT, Energy and Management Consulting Group increased and operating income in each of our other groups declined.

Changes in revenues and income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses decreased for the quarter ended March 31, 2012 as compared to the same period of 2011 due to costs associated with our acquisition of WBI in June 2011.

Our effective income tax rate for the quarters ended March 31, 2012 and 2011 was 38.3%.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three Months ended March 31,
	2012	2011	Change	%

Revenues	$30,755	$66,348	$(35,593)	(54)

Operating Income	$1,410	$2,544	$(1,134)	(45)
Profit percentage	4.6%	3.8%

Revenues for our Federal Group decreased approximately $36 million or 54%, for the quarter ended March 31, 2012 as compared to the same period for the prior year. The decrease in revenues for this segment resulted primarily from a decrease in revenues of approximately $33 million associated with our expired R2 contract. The remaining decline was due to a decline in services ordered on other contracts, including our U. S. Army Reserve vehicle refurbishment and DVE-FOS programs.

Operating income for our Federal Group decreased approximately $1.1 million, or 45% for the quarter ended March 31, 2012, as compared to the same period for the prior year. The decline in operating income is primarily due to the decline in revenue on the U. S. Army Reserve vehicle refurbishment and DVE-FOS programs.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three Months ended March 31,
	2012	2011	Change	%

Revenues	$45,764	$51,710	$(5,946)	(11)

Operating Income	$1,516	$1,916	$(400)	(21)
Profit percentage	3.3%	3.7%

Revenues for our International Group decreased approximately $6 million, or 11%, for the quarter ended March 31, 2012, as compared to the same period for the prior year. The decrease in revenues resulted primarily from a decline of approximately $4.3 million in revenues associated with our FMS Program services and a decline of approximately $2 million in revenues associated with our Seized Asset Programs.

Operating income for our International Group decreased approximately $400 thousand, or 21%, for the quarter ended March 31, 2012 as compared to the same period for the prior year. Reduced profits associated with the decreased revenue level were partially offset by the elimination of losses on our CFT Program work in 2012. Profit margins in this group can vary due to fluctuations in contract activity the timing of contract award fees associated with our FMS Program.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three Months ended March 31,
	2012	2011	Change	%

Revenues	$25,738	$27,363	$(1,625)	(6)

Operating Income	$3,081	$2,344	$737	31
Profit percentage	12.0%	8.6%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $1.6 million, or 6% for the quarter ended March 31, 2012, as compared to the same period for the prior year. The decrease in revenues was due primarily to a general decline in services ordered by clients.

Operating income for this segment increased approximately $737 thousand, or 31%, for the quarter ended March 31, 2012, as compared to the same period for the prior year. The increase is primarily attributable to a $964 thousand reduction in an accrued earn-out obligation associated with our acquisition of Akimeka.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three Months ended March 31,
	2012	2011	Change	%

Revenues	$4,354	$5,823	$(1,469)	(25)

Operating (Loss)/Income	$(150)	$232	$(382)	(165)
Profit percentage	-3.4%	4.0%

Revenues for our Infrastructure Group decreased approximately $1.5 million, or 25%, for the quarter ended March 31, 2012, as compared to the same period for the prior year, due primarily to a reduction in services ordered on the Port of Anchorage Intermodal Expansion Project (“PIEP”). This segment incurred a loss of approximately $150 thousand for the quarter ended March 31, 2012, as compared to earning operating income of $232 thousand for the same period of the prior year, primarily due to the decline in revenues.

Our customer has experienced delays in funding and defining the scope of work on the PIEP, which have contributed to our decreased revenue levels for this segment. Our customer has funded the cost of certain work we performed on this project, but has not funded fees normally associated with this work pending resolution of environmental and technical issues impacting the work. Accordingly, we have not recognized fees for most of the work on this project performed in some periods prior to our first quarter of 2012. We are currently in discussions with our customer regarding resolution of the fee issue. If the fees on this work are funded, we could recognize additional revenue and operating income of between $1.8 million and $2.3 million.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three Months ended March 31,
	2012	2011	Change	%

Revenues	$37,730	$-	$37,730	-

Operating Income	$6,756	$-	$6,756	-
Profit percentage	17.9%	-%

This group was established and began contributing to our operating results upon our acquisition of WBI in June 2011. Financial performance comparisons to prior year results will not be meaningful until the third quarter of 2012.

Financial Condition

Our financial condition did not change materially in the first quarter of 2012. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $83 thousand during the first quarter of 2012.

Cash provided by operating activities in the first quarter of 2012 was approximately $6.7 million, as compared to cash used in operating activities of approximately $307 thousand in the first quarter of 2011. The change is primarily attributable to an increase of approximately $3.2 million from an increase in depreciation and amortization and other non-cash operating activities, an increase of approximately $2.5 million in cash provided by net income, and an increase of approximately $1.3 million due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Net cash used in investing activities increased approximately $12.4 million in the first quarter of 2012 as compared to the same period of 2011. This was primarily due to non-recurring capital expenditure requirements of about $8 million necessitated by the move of our corporate headquarters offices scheduled for May 2012.

Net cash provided by financing activities in the first quarter of 2012 was approximately $6.8 million, as compared to cash used in financing activities of approximately $2 million in the first quarter of 2011. This was primarily due to bank borrowing to finance our increased capital expenditures.

We paid quarterly cash dividends of $0.07 per share during the first quarter of 2012. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can impact our liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by government delays in the award of contractual coverage and funding and payments. Government funding delays have caused delays in our ability to invoice for revenues earned, resulting in a negative impact on our days sales outstanding.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. In the first quarter of 2012, we made approximately $8 million in capital investments and $960 thousand in prepaid maintenance and support agreements related to the move of our corporate headquarters offices scheduled for May 2012. From time to time, we may also invest in the acquisition of other companies. Our acquisition of WBI in 2011 required a significant use of our cash.

Our external financing consists of a loan agreement entered into in June 2011 with a group of banks to fund our WBI acquisition and provide working capital for our continuing operations. This loan agreement, which expires in June 2016, consists of a term loan, revolving loans, and letters of credit.

The term loan requires payments in quarterly installments based on an accelerating amortization schedule, with 15% of the original $125 million principal amount due in each of the first two years, 20% due in each of years three and four, and 30% due in year five.  The amount of term loan borrowings outstanding as of March 31, 2012 is approximately $106 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2012 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $65 million in revolving loan amounts outstanding and $5 million of letters of credit outstanding as of March 31, 2012. During 2012, the highest outstanding revolving loan amount was $74 million and the lowest was $51 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2012, the LIBOR base margin is 2.25% and the base rate base margin is 0.5%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of March 31, 2012, interest rates on portions of our outstanding debt ranged from 2.49% to 3.75%, and the effective interest rate on our aggregate outstanding debt was 2.86%.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other loan agreement terms and conditions at March 31, 2012.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	3.05 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.55 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements, in July 2011 we employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods of time. While the immediate result of fixing these rates is an increase in the net effective rate as compared to the effective interest rate on our aggregate outstanding debt prior to July 2011, the fixed rates protect us against interest rate increases.

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we will pay an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of March 31, 2012 is $86.9 million.

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

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See “Disclosures About Market Risk” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

VSE did not purchase any of its equity securities during the period covered by this report.

Under VSE's bank loan agreement dividends may be paid in an annual aggregate amount of $.60 per share, provided there is no default under the loan agreement.

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

VSE CORPORATION

Date: April 30, 2012	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: April 30, 2012	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)