Form 10-Q
period 2012-06-30
VSE CORP
filed 2012-08-02
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012
Commission file number 0-3676

VSE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	54-0649263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6348 Walker Lane, Alexandria, VA 22310 (703/960-4600)
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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of July 20, 2012:  5,286,706.

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$442	$451
Receivables, principally U.S. Government, net	112,292	117,568
Inventories	43,119	41,990
Deferred tax assets	5	1,355
Other current assets	14,409	17,083
Total current assets	170,267	178,447

Property and equipment, net	64,302	57,113
Intangible assets, net	100,933	106,536
Goodwill	98,879	98,879
Deferred tax assets	-	231
Other assets	14,999	13,306
Total assets	$449,380	$454,512

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$20,149	$18,587
Accounts payable	38,044	50,353
Current portion of earn-out obligations	7,281	4,153
Accrued expenses and other current liabilities	29,987	33,864
Dividends payable	423	367
Total current liabilities	95,884	107,324

Long-term debt, less current portion	138,525	144,759
Deferred compensation	10,078	8,215
Long-term lease obligations, less current portion	34,238	33,938
Deferred income taxes	1,069	-
Earn-out obligations, less current portion	12,574	16,415
Other liabilities	490	261
Total liabilities	292,858	310,912

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,286,706 and 5,246,527, respectively	264	262
Additional paid-in capital	18,040	17,069
Retained earnings	139,130	126,961
Accumulated other comprehensive loss	(912)	(692)
Total stockholders’ equity	156,522	143,600
Total liabilities and stockholders’ equity	$449,380	$454,512

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Revenues:
Services	$102,668	$144,614	$208,646	$292,861
Products	36,496	13,932	74,859	16,929
Total revenues	139,164	158,546	283,505	309,790

Contract costs
Services	95,694	137,611	195,995	279,037
Products	30,059	11,733	61,201	13,821
Total contract costs	125,753	149,344	257,196	292,858

Selling, general and administrative expenses	1,379	1,929	1,934	2,750

Operating income	12,032	7,273	24,375	14,182

Interest expense, net	1,852	440	3,384	584

Income before income taxes	10,180	6,833	20,991	13,598

Provision for income taxes	3,885	2,622	8,028	5,215

Net income	$6,295	$4,211	$12,963	$8,383

Basic weighted average shares outstanding	5,286,706	5,237,337	5,276,902	5,225,899

Basic earnings per share	$1.19	$0.80	$2.46	$1.60

Diluted weighted average shares outstanding	5,312,379	5,268,285	5,302,455	5,255,147

Diluted earnings per share	$1.18	$0.80	$2.44	$1.60

Dividends declared per share	$0.08	$0.07	$0.15	$0.13

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Net income	$6,295	$4,211	$12,963	$8,383

Change in fair value of interest rate swap agreements	(25)	-	(220)	-

Comprehensive income	$6,270	$4,211	$12,743	$8,383

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the six months
	ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,963	$8,383
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,180	5,409
Deferred taxes	2,786	80
Stock-based compensation	467	307
Earn-out obligation adjustment	(713)	(955)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	5,276	15,377
Inventories	(1,129)	(1,081)
Other current assets and noncurrent assets	720	(4,531)
Accounts payable and deferred compensation	(10,446)	(14,060)
Accrued expenses and other current liabilities	1,595	(7,576)
Long-term lease obligations	-	26
Other liabilities	229	(122)

Net cash provided by operating activities	21,928	1,257

Cash flows from investing activities:
Purchases of property and equipment	(11,141)	(2,101)
Cash paid for acquisition, net of cash acquired	(4,607)	(174,932)

Net cash used in investing activities	(15,748)	(177,033)

Cash flows from financing activities:
Borrowings on loan arrangement	147,624	314,517
Repayments on loan arrangement	(152,377)	(140,139)
Earn-out obligation payments	(314)	(1,384)
Payments on capital lease obligations	(384)	-
Payment of debt financing costs	-	(1,707)
Dividends paid	(738)	(627)

Net cash (used in) provided by financing activities	(6,189)	170,660

Net decrease in cash and cash equivalents	(9)	(5,116)
Cash and cash equivalents at beginning of period	451	5,764
Cash and cash equivalents at end of period	$442	$648

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies, including the United States Postal Service (“USPS”). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, energy solutions, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, goodwill, self-insured health claims and earn-out obligations related to acquisitions consummated after January 1, 2009.

(2)  Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to fund our acquisition of Wheeler Bros., Inc (“WBI”) and provide working capital for our continuing operations. The loan agreement, which expires in June 2016, consists of a term loan facility and a revolving loan facility that also provides us with letters of credit. Financing costs associated with the loan inception of approximately $1.7 million were capitalized and are being amortized over the five-year life of the loan. The loan agreement replaced a predecessor loan agreement that also consisted of a term loan, revolving loan, and letters of credit. The fair value of our outstanding debt as of June 30, 2012 approximates its carrying value.

The term loan requires quarterly installments. Our scheduled term loan payments following June 30, 2012 are: $9.4 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016. The amount of term loan borrowings outstanding as of June 30, 2012 is approximately $101.5 million. The amount of term loan borrowings outstanding as of December 31, 2011 was approximately $110.9 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2012 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $58 million in revolving loan borrowings outstanding and $5 million of letters of credit outstanding as of June 30, 2012. We had approximately $53.3 million in revolving loan borrowings outstanding and $5 million of letters of credit outstanding as of December 31, 2011.

Total bank loan borrowed funds outstanding as of June 30, 2012, including term loan borrowings and revolving loan borrowings, were approximately $159.5 million. Total bank loan borrowed funds outstanding as of December 31, 2011 were $164.2 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of June 30, 2012 is 2.5% and the base rate base margin as of June 30, 2012 is 0.75%. The base margins may increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a significant portion of our outstanding borrowings. In July 2011, we purchased a three-year amortizing LIBOR interest rate swap on the term loan debt for a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. In July 2011, we purchased a two-year LIBOR interest rate swap on the revolving loan debt for a notional amount of $40 million. The swap amount declined to $20 million in June 2012, and expires in June 2013. With the swap in place, we pay an effective rate on the hedged term debt of 0.7775% plus our base margin during the two years.

As of June 30, 2012, interest rates on portions of our outstanding debt ranged from 2.49% to 4.12%. The effective interest rate on our aggregate outstanding debt after taking into account the impact of the interest rate hedges was 3.52%.

Interest expense incurred on bank loan borrowings was approximately $1.2 million and $2.5 million for the three- and six-month periods ended June 30, 2012, respectively, and approximately $448 thousand and $614 thousand for the three- and six-month periods ended June 30, 2011, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at June 30, 2012.

(3) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive restricted stock awards under the 2006 Restricted Stock Plan based on financial performance for the respective fiscal years.  These awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of restricted stock on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 1, 2012, the employees eligible for the restricted stock awards based on the financial performance of 2009, 2010 and 2011, received a total of 29,379 shares of restricted common stock.  For the year ended December 31, 2011, the employees received a total of 32,256 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under the 2004 Non-Employee Directors Stock Plan. On January 3, 2012, the non-employee Directors received 10,800 shares of restricted common stock. Compensation expense related to this award was approximately $272 thousand. For the year ended December 31, 2011, the non-employee Directors received a total of 9,800 shares of restricted common stock.

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $282 thousand and $799 thousand for the three- and six-month periods ended June 30, 2012, respectively, and approximately $176 thousand and $701 thousand for the three- and six-month periods ended June 30, 2011, respectively.

The stock-based compensation amount of approximately $467 thousand and $307 thousand shown on the accompanying statements of cash flows for the six months ended June 30, 2012 and 2011, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

During the first quarter of 2012, we determined that our restricted stock awards should be included in our diluted weighted average common shares outstanding.   We have corrected the diluted weighted average common shares outstanding as of June 30, 2011 to include the dilutive effect of the restricted stock awards.   The effect of this change was inconsequential to the June 30, 2011 financial statements.

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Basic weighted average common shares outstanding	5,286,706	5,237,337	5,276,902	5,225,899
Effect of dilutive shares	25,673	30,948	25,553	29,248
Diluted weighted average common shares outstanding	5,312,379	5,268,285	5,302,455	5,255,147

(5) Commitments and Contingencies

(a) Leases, Related Party Transactions and Other Commitments

We are the tenant under capital leases on four building facilities with an aggregate obligation of approximately $6.6 million as of June 30, 2012.  We lease two of the facilities from a company and the other two facilities from a partnership in which certain employees of our subsidiary WBI or their direct relatives have full ownership.  The leases were entered into in June 2011 in connection with our acquisition of WBI and each have terms of 15 years with two seven-year renewal options. The annual combined base rent amount is approximately $854 thousand and the leases contain escalation provisions for future years. Beginning in year five, the rent amount will increase by the greater of the Consumer Price Index (“CPI”) increase during the first four-year period or 12%.  For each successive lease year, the rent will increase based on any increase in the CPI for the previous lease year. The leases provide us with an option to purchase three of the facilities for a total of approximately $9 million and an option to purchase the fourth facility for approximately $650 thousand. The closing for these purchase options must occur before December 1, 2025.  Depreciation expense for the three- and six-months ended June 30, 2012 was approximately $112 thousand and $224 thousand, respectively.  Interest expense for the three- and six-months ended June 30, 2012 was approximately $176 thousand and $352 thousand, respectively.

We signed a lease in 2009 for a building to serve as our headquarters with a rent commencement date of May 1, 2012.  Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules.  We recorded a construction asset and corresponding long-term liability of approximately $27.3 million on our June 30, 2012 condensed consolidated balance sheets in connection with this lease, which represents the construction costs incurred by the landlord as of that date.  According to accounting rules, the collateralized letter of credit we have issued to the landlord and our option to purchase the building are forms of continuing involvement that require us to account for this transaction as a financing lease upon commencement of the lease period.  The building and building improvements will remain on our consolidated balance sheet and will be depreciated over a 15 year period.  Payments made under the lease agreement are applied to service the financing obligation and interest expense based on an imputed interest rate amortizing the obligation over the life of the lease agreement.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Depreciation expense related to the building for the three- and six-months ended June 30, 2012 was approximately $322 thousand.  Interest expense for the three- and six-months ended June 30, 2012 was approximately $296 thousand.

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

Due to delays in contract awards and protests of contracts awarded to us, we were not able to provide any of the first period required work to the subcontractor by November 30, 2011.  Accordingly, we recorded an expense of $750 thousand on our financial statements during the third quarter of 2011.  We believe we will not be able to provide the required work to the subcontractor for the second and final period and have recorded an expense of $750 thousand during the second quarter of 2012.

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

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts. This group includes WBI, which was acquired on June 6, 2011.

These segments operate under separate management teams and financial information is produced for each segment.  The business units within each of our segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

profits or losses from operations before income taxes. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Our segment information for the three- and six-months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three months		Six months
	2012	2011	2012	2011
Revenues:
Federal Group	$32,942	$52,747	$63,697	$119,095
International Group	42,281	54,682	88,045	106,392
IT, Energy and Management Consulting Group	24,019	27,603	49,757	54,966
Infrastructure Group	3,493	12,838	7,847	18,661
Supply Chain Management Group	36,429	10,676	74,159	10,676
Total revenues	$139,164	$158,546	$283,505	$309,790

Operating income:
Federal Group	$2,635	$3,172	$4,045	$5,716
International Group	1,319	1,800	2,835	3,716
IT, Energy and Management Consulting Group	2,867	3,133	5,948	5,477
Infrastructure Group	(520)	214	(670)	446
Supply Chain Management Group	5,629	1,959	12,385	1,959
Corporate/unallocated expenses	102	(3,005)	(168)	(3,132)
Operating income	$12,032	$7,273	$24,375	$14,182

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011
Source of Revenues
Army/Army Reserve	$40,218	$64,615	$86,597	$140,263
Navy	33,088	38,842	63,043	74,932
U.S. Postal Service	33,317	9,581	67,624	9,581
Department of Treasury	7,517	9,094	16,143	20,744
Department of Transportation	1,291	9,786	3,360	13,290
Other	23,733	26,628	46,738	50,980
Total revenues	$139,164	$158,546	$283,505	$309,790

(7) Wheeler Bros., Inc. Acquisition

On June 6, 2011, we acquired WBI, a supply chain management company that supplies vehicle parts to the USPS and DoD.  We see significant opportunities for leveraging WBI’s supply chain capabilities with our work of extending the service lives of legacy ships, vehicles, aircraft and their systems.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

We may be required to make additional payments of up to $40 million over a four-year post-closing period if WBI achieves certain financial performance targets.  Included in earn-out obligations on the June 30, 2012 balance sheet is an earn-out liability of approximately $9.6 million, net of the current portion of $7.0 million classified in current portion of earn-out obligations, which represents our best estimate of the present value of the earn-out obligation. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

(8) Goodwill and Intangible Assets

There were no changes in goodwill for the six months ended June 30, 2012. Goodwill by operating segment as of December 31, 2011 and June 30, 2012 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2011	$61,169	$30,883	$6,827	$98,879

Balance as of June 30, 2012	$61,169	$30,883	$6,827	$98,879

Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the acquisitions of Integrated Concepts and Research Corporation (“ICRC”), G&B Solutions, Inc. (“G&B”), Akimeka, LLC (“Akimeka”) and WBI. Intangible assets with indefinite lives, not subject to amortization, consist of ICRC and G&B trade names of approximately $2.4 million as of June 30, 2012 and December 31, 2011.  The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years. Amortization expense for the three- and six- months ended June 30, 2012 was approximately $2.8 million and $5.6 million, respectively.  Amortization expense for the three-and six-months ended June 30, 2011 was approximately $1.4 million and $2.3 million, respectively.

Intangible assets were comprised of the following (in thousands):

June 30, 2012	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$96,884	$(17,517)	$79,367
Acquired technologies	12,400	(1,205)	11,195
Trade name – amortizable	9,170	(1,229)	7,941
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(19,951)	$100,933

December 31, 2011	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$96,884	$(12,987)	$83,897
Acquired technologies	12,400	(642)	11,758
Trade name – amortizable	9,170	(719)	8,451
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(14,348)	$106,536

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments,  quoted  prices  for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and

Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2012	Fair Value December 31, 2011
Mutual funds held in DSC Plan	Other assets	Level 1	$374	$300
Interest rate swaps	Accrued expenses	Level 2	$1,478	$1,122
Earn-out obligation – current	Current portion of earn-out obligations	Level 3	$7,281	$4,153
Earn-out obligation – long-term	Earn-out obligations	Level 3	$12,574	$16,415

Changes in the fair value of the mutual funds held in the deferred supplemental compensation plan are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1.5 million and $1.1 million at June 30, 2012 and December 31, 2011, respectively, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $565 thousand and $429 thousand, is included in accumulated other comprehensive loss in the accompanying balance sheets as of June 30, 2012 and December 31, 2011. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

Our acquisitions of Akimeka and WBI may require future earn-out obligation payments.  The Akimeka acquisition may require additional payments to be made to the sellers of up to $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets. Akimeka did not achieve the required financial performance targets for the year ended December 31, 2011, therefore no earn-out was due.  See Footnote 7 for the contingent consideration details resulting from the WBI acquisition. We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

value of the Akimeka earn-out obligation decreased approximately $967 thousand and $1.9  million for the three- and six-months ended June 30, 2012, respectively. The fair value of the WBI earn-out obligation increased $806 thousand and $1.2 million for the three- and six-months ended June 30, 2012.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Current portion	Long-term portion	Total
Balance as of December 31, 2011	$4,153	$16,415	$20,568
Fair value adjustment included in earnings	-	(713)	(713)
Reclassification from long-term to short-term	3,128	(3,128)	-
Balance as of June 30, 2012	$7,281	$12,574	$19,855

(10) Recently Adopted Accounting Guidance

On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board (“FASB”) to existing guidance on the presentation of comprehensive income.  This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our condensed consolidated financial statements.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We provide sustainment services for legacy systems and equipment and professional services to the U.S. Department of Defense ("DoD") and Federal Civilian agencies, including the United States Postal Service (“USPS”). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, energy solutions, construction management and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government (“government”) agencies and other government prime contractors.

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

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies. The group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B”), and Akimeka, LLC (“Akimeka”). Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, measurement technology, and global health. G&B provides enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services and product and process improvement services. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, and public safety. This group provides its services to the U.S. Departments of Defense, Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to federal civilian agencies. This group consists of our ICRC subsidiary. ICRC provides project design, planning and integration management, environmental planning, construction management, building renovation, and other technical services. ICRC provides services to various DoD and federal civilian departments and agencies, and to other customers. Prior to 2012, ICRC’s largest contract was with the U.S. Department of Transportation Maritime Administration (“MARAD”) for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The Port of Anchorage suspended the port expansion program due to technical difficulties encountered and lack of sufficient funding. Accordingly, MARAD declined to exercise future option years on the contract, ending our contract on this project in May 2012.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group is comprised of our Wheeler Bros., Inc. (“WBI”) subsidiary, acquired in June 2011, and other VSE Supply Chain Management work. Significant current work efforts for this group include WBI’s ongoing Managed Inventory Program (“MIP”) to USPS and direct sales to other clients.

Concentration of Revenues
(in thousands)

	For the six months ended June 30,
	2012		2011
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$67,511	24	$9,581	3
FMS Program	45,614	16	50,459	16
U.S. Army Reserve	34,775	12	32,797	10
Treasury/ATF Seized Asset Programs	15,192	5	15,035	5
R2 and R2-3G Programs	7,600	3	51,399	17
Other	112,813	40	150,519	49
	$283,505	100	$309,790	100

Management Outlook

Our company and our industry continue to face operating environment challenges caused by changing federal government budgeting and spending priorities, initiatives, and processes. These challenges have constrained our revenue levels in recent reporting periods, but have also presented us the opportunity to direct our efforts toward new and existing markets that are more sustainable in this environment and offer improved income potential.

The operating environment challenges have affected the timeliness of awards and the funding of new and existing contracts in our markets, impacted the flow of work to federal contractors, caused increased competition in the federal marketplace, and increased the frequency of protests of government contract awards. Specific circumstances having an adverse impact on our revenues in recent reporting periods include a slower than usual ramp up of our FMS Program activity on the follow-on contract due to a lengthy award and protest process, a reduction in our overseas equipment servicing opportunities as U.S. military involvement winds down, and government delays in awarding and funding contracts.

While it appears that conditions will continue to be challenging through most of 2012, we believe we have made progress through our diversification efforts to enhance our prospects for future revenue and income, and are positioned to withstand market condition challenges in the longer term. Potential future opportunities include an expansion of our vehicle and equipment refurbishment program to additional U.S. Army Reserve locations, the U.S. Army, and other clients; an increase in our FMS Program work as ship reactivations and transfers are approved; and an expansion of our Supply Chain Management services to DoD clients and other customers, including commercial.

We believe that our acquisition of WBI in 2011 positioned us to improve our revenues and profit margins, diversify our product offerings and customer base, and improve the balance between our services to DoD and federal civilian agencies. WBI gives us a well established supply chain management capability, which when combined with our existing client relationships, provides potential for future revenue growth in the DoD market. Conversely, WBI’s relationship with the USPS, combined with our existing capabilities, also presents opportunities to leverage our legacy vehicle life extension services to a new client. These synergies are already producing results. We have delivered a vehicle for evaluation under our contract with the USPS to develop a more fuel efficient repowered gasoline delivery vehicle. The engine WBI delivered is also capable of using compressed natural gas (“CNG”) as a fuel. If the USPS approves the engine and we successfully move this effort to the production stage, we will generate an additional future revenue stream. The WBI engine has the potential to have a significant impact for the USPS in savings on fuel cost. Our acquisition of WBI’s supply chain and inventory management competencies also provides us opportunities to further diversify our customer base to other markets, including commercial work.

Sequestration – If automatic spending reductions mandated by the sequestration provisions of the 2011 Budget Control Act were to be implemented, such spending reductions would add to the financial challenges facing our industry. Sequestration could result in delaying, postponing or canceling of awards across all sectors of the federal government as each agency determines how to implement budget impacts. Some of our smaller revenue programs, including some energy and IT programs, may potentially be adversely impacted by sequestration. However, a significant amount of our revenues come from our larger programs that either do not rely on tax funded government spending or provide services that offer a lower cost alternative to mission critical objectives. Our USPS MIP and Treasury and ATF Seized Asset Programs are largely self-funded through collections of postage and asset auction proceeds, and our FMS Program is largely funded by foreign government clients. Our U. S. Army Reserve vehicle refurbishment program provides our client with a means to maintain necessary levels of vital capital assets while relieving the client of the need to spend larger amounts on replacement assets. While all the specific effects of sequestration cannot yet be determined, we believe that we are well positioned to minimize the negative impact it could have on our financial results or condition in the coming years.

Although the inclusion of WBI in our operations and our strategic direction toward expanding our Supply Chain Management services will lessen our reliance on employee services to generate profitable revenue streams, our employee labor continues to be an important part of our business operations. As of June 30, 2012, our employee count increased to 2,604 as compared to 2,516 as of December 31, 2011.

Bookings and Funded Backlog

Our revenues depend on contract funding (“bookings”), and bookings generally occur at the time contract funding documentation is received. For our revenues that depend on bookings arising from the receipt of contract funding documentation, funded contract backlog is an indicator of potential future revenues. Revenues for WBI are predominantly driven by the rate and timing of parts failure on customer vehicles, and WBI bookings generally occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have significant amounts of funded contract backlog and it is not an indicator of potential future revenues for WBI. The funded contract backlog for WBI was $3 million and $0 million as of June 30, 2012 and 2011, respectively. A summary of our bookings and revenues for the six months ended June 30, 2012 and 2011, and funded contract backlog as of June 30, 2012 and 2011 is as follows:

	(in millions)
	2012	2011
Bookings	$273	$240
Revenues	$284	$310
Funded Contract Backlog	$275	$310

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

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Six months ended June 30,
Contract Type	2012	%	2011	%
Cost-type	$65,470	23	$92,075	30
Time and materials	100,214	35	164,182	53
Fixed-price	117,821	42	53,533	17
	$283,505	100	$309,790	100

A significant portion of our time and materials revenues in 2011 were from our R2 contract, which expired in January 2011. WBI revenues are classified as fixed-price revenue. Accordingly, the percentages of work performed by contract type will differ in 2012 as compared to 2011.

Results of Operations

The results of operations are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2012	2011	2012	2011	Months	Months
Revenues	$139,164	$158,546	$283,505	$309,790	$(19,382)	$(26,285)
Contract costs	125,753	149,344	257,196	292,858	(23,591)	(35,662)
Selling, general and administrative expenses	1,379	1,929	1,934	2,750	(550)	(816)
Operating Income	12,032	7,273	24,375	14,182	4,759	10,193
Interest expense, net	1,852	440	3,384	584	1,412	2,800
Income before income taxes	10,180	6,833	20,991	13,598	3,347	7,393
Provision for income taxes	3,885	2,622	8,028	5,215	1,263	2,813
Net Income	$6,295	$4,211	$12,963	$8,383	$2,084	$4,580

Our revenues decreased approximately $19 million, or 12%, for the quarter ended June 30, 2012, and approximately $26 million, or 8%, for the first six months of 2012, as compared to the same periods of 2011. These revenue decreases were primarily due to the expiration of work on our R2 Program, which was completed in 2011. Revenues in our Federal, International, IT, Energy and Management Consulting, and Infrastructure Groups declined. These declines were partially offset by the inclusion of revenues from our Supply Chain Management Group, established in June 2011, in our operating results for 2012.

Our operating income increased approximately $4.8 million, or 65% for the quarter ended June 30, 2012, and approximately $10.2 million, or 72%, for the first six months of 2012, as compared to the same periods of 2011. The primary reason for the increase was the inclusion of operating income from our Supply Chain Management Group in our operating results for 2012.

Changes in revenues and operating income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses decreased in 2012 as compared to 2011 due to costs associated with the acquisition of WBI in 2011.

Lease payments for our executive and administrative headquarters office building began in May 2012. Terms of our lease agreement have required us to capitalize the construction costs of the leased building. We are also required to classify the monthly expense associated with the lease as depreciation and interest expense instead of rent expense normally associated with an operating lease. The depreciation from the building and interest expense will be a greater monthly amount than the comparable operating rent expense would be in the beginning years of the lease term, and a lesser amount in the later years of the lease.

Our effective income tax rates for the six months ended June 30, 2012 and 2011 were 38.2% and 38.4%, respectively.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2012	2011	2012	2011	Months	Months

Revenues	$32,942	$52,747	$63,697	$119,095	$(19,805)	$(55,398)

Operating Income	$2,635	$3,172	$4,045	$5,716	$(537)	$(1,671)
Profit percentage	8.0%	6.0%	6.4%	4.8%

Revenues for our Federal Group decreased approximately $20 million or 38%, for the quarter ended June 30, 2012 as compared to the same period for the prior year. Revenues decreased approximately $55 million or 47%, for the six months ended June 30, 2011 as compared to the same period for the prior year. The decreases in revenues for this segment resulted primarily from a decrease in revenues associated with our expiring R2 contract of approximately $21 million in the second quarter and approximately $60 million in the first six months of 2012.

Operating income for our Federal Group decreased approximately $537 thousand, or 17% for the quarter ended June 30, 2012, as compared to the same period for the prior year. Operating income decreased approximately $1.7 million or 29%, for the six months ended June 30, 2011 as compared to the same period for the prior year. The declines were primarily due to operating income decreases of approximately $647 thousand for the second quarter and approximately $1.2 million for the first six months associated with a decline in work on our DVE-FOS program. The increase in the profit percentage in 2012 as compared to 2011 is primarily due to a decrease in the lower margin subcontract work performed on our R2 contract which ended in early 2011.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2012	2011	2012	2011	Months	Months

Revenues	$42,281	$54,682	$88,045	$106,392	$(12,401)	$(18,347)

Operating Income	$1,319	$1,800	$2,835	$3,716	$(481)	$(881)
Profit percentage	3.1%	3.3%	3.2%	3.5%

Revenues for our International Group decreased approximately $12 million, or 23%, for the quarter ended June 30, 2012, as compared to the same period for the prior year. Revenues decreased approximately $18 million or 17%, for the six months ended June 30, 2012 as compared to the same period for the prior year. The decreases in revenues resulted primarily from a decline in pass-through work provided on engineering and technical services task orders of approximately $10 million in the second quarter and approximately $8 million in the first six months of 2012, and to declines of approximately $5 million and $3 million on our FMS and CFT programs in the first six months of 2012.

Operating income for our International Group decreased approximately $481 thousand, or 27%, for the quarter ended June 30, 2012, as compared to the same period for the prior year. Operating income decreased approximately $881 thousand or 24%, for the six months ended June 30, 2012 as compared to the same period for the prior year. The decreases in operating income resulted primarily from a loss of $750 thousand associated with a work share agreement with a subcontractor and reduced profits associated with the decreased revenue levels. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2012	2011	2012	2011	Months	Months

Revenues	$24,019	$27,603	$49,757	$54,966	$(3,584)	$(5,209)

Operating Income	$2,867	$3,133	$5,948	$5,477	$(266)	$471
Profit percentage	11.9%	11.4%	12.0%	10.0%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $3.6 million, or 13% for the quarter ended June 30, 2012, as compared to the same period for the prior year. Revenues decreased approximately $5.2 million or 9%, for the six months ended June 30, 2012 as compared to the same period for the prior year. The decreases in revenues were due primarily to a general decline in services ordered by clients.

Operating income for this segment decreased approximately $266 thousand, or 8%, for the quarter ended June 30, 2012, as compared to the same period for the prior year. Operating income increased approximately $471 thousand or 9%, for the six months ended June 30, 2012 as compared to the same period for the prior year. The year over year changes in operating income are primarily attributable to a decrease in profits associated with the revenue declines, offset by increases to operating income from reductions in our accrued earn-out obligation associated with our acquisition of Akimeka. Operating income increases from reductions of our accrued earn-out obligation for Akimeka were approximately $967 thousand for the second quarter and $1.9 million for the six months ended June 30, 2012, compared to approximately $352 thousand and $955 thousand for the same periods of the prior year.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2012	2011	2012	2011	Months	Months

Revenues	$3,493	$12,838	$7,847	$18,661	$(9,345)	$(10,814)

Operating (Loss) Income	$(520)	$214	$(670)	$446	$(734)	$(1,116)
Profit percentage	-14.9%	1.7%	-8.5%	2.4%

Revenues for our Infrastructure Group decreased approximately $9 million, or 73%, for the quarter ended June 30, 2012, as compared to the same period for the prior year. Revenues decreased approximately $11 million or 58%, for the six months ended June 30, 2012 as compared to the same period for the prior year. The decreases in revenues were due primarily to a reduction in services ordered on the PIEP. This segment had an operating loss of approximately $520 thousand for the quarter ended June 30, 2012, as compared to earning operating income of approximately $214 thousand for the same period of the prior year. For the six months ending June 30, 2012, this segment had an operating loss of approximately $670 thousand, as compared to earning operating income of approximately $446 thousand for the same period of the prior year. These changes in operating income are primarily due to a reduction of income associated with the decline in revenues, and to the adverse financial impact on this group’s fixed price construction projects resulting from the allocation of fixed costs over a smaller revenue base.

Our customer has experienced delays in funding and defining the scope of work on the PIEP, which have contributed to our decreased revenue levels for this segment. Our customer chose not to exercise future option years on the contract supporting the PIEP, ending our contract on this project in May 2012. We have not recognized fee income associated with some of the work we performed on this project prior to 2012, because the customer has not funded this fee income due to pending resolution of environmental and technical issues impacting the work. We are currently in discussions with our customer regarding resolution of the fee issue. If the fees on this work are funded, we could recognize additional revenue and operating income of between $1.8 million and $2.4 million. We are unable to predict the outcome of the fee discussions and the eventual realization of this fee income remains uncertain.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2012	2011	2012	2011	Months	Months

Revenues	$36,429	$10,676	$74,159	$10,676	$25,753	$63,483

Operating Income	$5,629	$1,959	$12,385	$1,959	$3,670	$10,426
Profit percentage	15.5%	18.3%	16.7%	18.3%

This group was established and began contributing to our operating results upon our acquisition of WBI in June 2011. Financial performance comparisons to prior year results are not yet meaningful. The operating income for 2012 was reduced by an increase in the earn-out obligation for WBI of  approximately $806 thousand and $1.2 million for the three- and six-months ended June 30, 2012.

Financial Condition

Our financial condition did not change materially in the first six months of 2012. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $9 thousand during the first six months of 2012.

Cash provided by operating activities increased approximately $21 million in the first six months of 2012 as compared to the same period of 2011. The change is attributable to an increase of approximately $7.8 million from an increase in depreciation and amortization and other non-cash operating activities, an increase of approximately $4.6 million in cash provided by net income, and an increase of approximately $8.2 million due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities decreased approximately $161 million in the first six months of 2012 as compared to the same period of 2011. This was primarily due to cash used for our acquisition of WBI of approximately $175 million in 2011.

Cash used in financing activities was approximately $6 million in the first six months of 2012 compared to cash provided by financing activities of approximately $171 million for the same period of 2011. This difference was primarily due to bank borrowing to finance our acquisition of WBI in 2011.

We paid quarterly cash dividends of $0.14 per share during the first six months of 2012. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973, and have increased the dividend each year since 2004.

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

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. In the first six months of 2012, we made approximately $9 million in capital investments related to the move of our corporate headquarters offices in May 2012. From time to time, we may also invest in the acquisition of other companies. Our acquisition of WBI in 2011 required a significant use of our cash.

Our external financing consists of a loan agreement entered into in June 2011 with a group of banks to make our WBI acquisition and provide working capital for our continuing operations. This loan agreement, which expires in June 2016, replaced a previous loan agreement and consists of a term loan, revolving loans, and letters of credit.

The term loan requires quarterly installments. Our scheduled term loan payments following June 30, 2012 are: $9.4 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016. The amount of term loan borrowings outstanding as of June 30, 2012 is approximately $101.5 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2012 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $58 million in revolving loan funds borrowed and $5 million of letters of credit outstanding as of June 30, 2012. During 2012, the highest outstanding revolving loan amount was $81 million and the lowest was $51 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2012, the LIBOR base margin is 2.5% and the base rate base margin is 0.75%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of June 30, 2012, interest rates on portions of our outstanding debt ranged from 2.49% to 4.12%, and the effective interest rate on our aggregate outstanding debt was 3.52%.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at June 30, 2012.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	2.93 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.66 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	0.80 to 1	0.87 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements, in July 2011 we employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods of time. Fixing these rates increased our net effective rate as compared to the effective interest rate on our aggregate outstanding debt prior to July 2011, but has given us protection us against interest rate increases.

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of June 30, 2012 is $82.2 million.

In July 2011, we entered into a two-year LIBOR interest rate swap on the revolving loan debt with a notional amount of $40 million. The swap amount declined to $20 million in June 2012, and expires in June 2013. With the swap in place, we pay an effective rate on the hedged term debt of 0.7775% plus our base margin during the two years.

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See “Disclosures About Market Risk” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

On or about May 24, 2012, four complaints were filed in the Circuit Court of the First Circuit, State of Hawaii, by the estates of five deceased individuals and certain of their relatives against VSE and certain other entities and individuals, including Thomas E. Blanchard and Associates, Inc., Richard Bratt, HIDC Small Business Storage LLC, Hawaiian Island Development Co., Inc., Hawaiian Island Homes LTD., Hawaiian Island Commercial LTD., and Ford Island Ventures, LLC, seeking unspecified amounts of general, special and punitive damages as all proven at the time of trial and costs and legal fees.  The deceased plaintiffs are Justin Joseph Kelii, Robert Kevin Donor Freeman, Neil Benjiman Sprankle, Bryan Dean Cabalce and Robert Leahey.  The complaints allege, among other things, that the explosion of fireworks and diesel fuel that injured and killed the five individuals on or about April 8, 2011 was caused by negligence, actions and omissions of VSE and the other defendants and their employees, agents and representatives.  The five deceased individuals were employees of Donaldson Enterprises, Inc., which was a vendor retained by VSE to warehouse, store and dispose of illegal fireworks and other explosives seized by the federal government from entities and persons illegally in possession of the fireworks and other explosives.  VSE had a prime contract with the U.S. Department of Treasury to support the Treasury Executive Office for Asset Forfeiture to manage various seized assets, including management and disposal of fireworks and other explosives seized by various federal government agencies.

VSE has denied the allegations against it and, together with its insurance carrier, will aggressively defend the proceedings.  While there is no guaranty, VSE’s management does not believe that the proceedings will be material to VSE’s business or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

VSE did not purchase any of its equity securities during the period covered by this report.

Under VSE's loan agreement dividends may be paid in an annual aggregate amount of $.60 per share, provided there is no default under the loan agreement.

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

Pursuant to the requirements of the Exchange Act, VSE has omitted all other items contained in "Part II. Other Information" because such other items are not applicable or are not required if the answer is negative or because the information required to be reported therein has been previously reported.

VSE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSE CORPORATION
Date: August 1, 2012	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Date: August 1, 2012	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)