Form 10-Q
period 2012-09-30
VSE CORP
filed 2012-10-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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
Large accelerated filer ☐        Accelerated filer ☒         Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    Yes    ☐  No    ☒

Number of shares of Common Stock outstanding as of October 20, 2012:  5,286,706.

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$866	$451
Receivables, principally U.S. Government, net	109,763	117,568
Inventories	43,369	41,990
Deferred tax assets	287	1,355
Other current assets	15,258	17,083
Total current assets	169,543	178,447

Property and equipment, net	62,256	57,113
Intangible assets, net	96,661	106,536
Goodwill	96,443	98,879
Deferred tax assets	307	231
Other assets	15,225	13,306
Total assets	$440,435	$454,512

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$21,712	$18,587
Accounts payable	44,653	50,353
Current portion of earn-out obligations	1,127	4,153
Accrued expenses and other current liabilities	31,745	33,864
Dividends payable	423	367
Total current liabilities	99,660	107,324

Long-term debt, less current portion	126,511	144,759
Deferred compensation	10,517	8,215
Long-term lease obligations, less current portion	33,289	33,938
Earn-out obligations, less current portion	7,779	16,415
Other liabilities	605	261
Total liabilities	278,361	310,912

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,286,706 and 5,246,527, respectively	264	262
Additional paid-in capital	18,040	17,069
Retained earnings	144,671	126,961
Accumulated other comprehensive loss	(901)	(692)
Total stockholders’ equity	162,074	143,600
Total liabilities and stockholders’ equity	$440,435	$454,512

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Revenues:
Services	$113,658	$121,393	$322,304	$414,254
Products	34,588	38,530	109,447	55,459
Total revenues	148,246	159,923	431,751	469,713

Contract costs
Services	102,207	116,210	298,202	395,247
Products	28,746	31,106	89,947	44,927
Total contract costs	130,953	147,316	388,149	440,174

Selling, general and administrative expenses	1,504	1,220	3,438	3,970

Impairment of goodwill and intangible assets	3,939	-	3,939	-

Operating income	11,850	11,387	36,225	25,569

Interest expense, net	2,100	1,377	5,484	1,961

Income before income taxes	9,750	10,010	30,741	23,608

Provision for income taxes	3,786	3,890	11,814	9,105

Net income	$5,964	$6,120	$18,927	$14,503

Basic weighted average shares outstanding	5,286,706	5,237,923	5,280,194	5,229,951

Basic earnings per share	$1.13	$1.17	$3.58	$2.77

Diluted weighted average shares outstanding	5,311,229	5,267,699	5,305,401	5,259,377

Diluted earnings per share	$1.12	$1.16	$3.57	$2.76

Dividends declared per share	$0.08	$0.07	$0.23	$0.20

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Net income	$5,964	$6,120	$18,927	$14,503

Change in fair value of interest rate swap agreements	11	(830)	(209)	(830)

Comprehensive income	$5,975	$5,290	$18,718	$13,673

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the nine months
	ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$18,927	$14,503
Adjustments to reconcile net income to net cash
provided by operating activities:
Impairment of goodwill and intangible assets	3,939	-
Depreciation and amortization	15,676	10,014
Deferred taxes	1,121	422
Stock-based compensation	692	786
Earn-out obligation adjustment	(4,529)	(1,533)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	7,805	54,450
Inventories	(1,379)	(2,807)
Other current assets and noncurrent assets	(362)	(7,031)
Accounts payable and deferred compensation	(3,398)	(30,699)
Accrued expenses and other current liabilities	3,161	(7,372)
Long-term lease obligations	(949)	17
Other liabilities	344	5

Net cash provided by operating activities	41,048	30,755

Cash flows from investing activities:
Purchases of property and equipment	(11,635)	(3,820)
Cash paid for acquisition, net of cash acquired	(4,607)	(174,933)

Net cash used in investing activities	(16,242)	(178,753)

Cash flows from financing activities:
Borrowings on loan arrangement	208,142	411,473
Repayments on loan arrangement	(223,551)	(264,812)
Earn-out obligation payments	(7,447)	(1,384)
Payments on capital lease obligations	(374)	-
Payment of debt financing costs	-	(1,734)
Dividends paid	(1,161)	(993)

Net cash (used in) provided by financing activities	(24,391)	142,550

Net increase (decrease) in cash and cash equivalents	415	(5,448)
Cash and cash equivalents at beginning of period	451	5,764
Cash and cash equivalents at end of period	$866	$316

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, goodwill, intangible assets, self-insured health claims and earn-out obligations related to acquisitions consummated after January 1, 2009.

(2)  Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to fund our acquisition of Wheeler Bros., Inc (“WBI”) and provide working capital for our continuing operations. The loan agreement, which expires in June 2016, consists of a term loan facility and a revolving loan facility that also provides us with letters of credit. Financing costs associated with the loan inception of approximately $1.7 million were capitalized and are being amortized over the five-year life of the loan. The loan agreement replaced a predecessor loan agreement that also consisted of a term loan, revolving loan, and letters of credit. The fair value of our outstanding debt as of September 30, 2012 approximates its carrying value.

The term loan requires quarterly installment payments. Our scheduled term loan payments following September 30, 2012 are: $4.7 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016. The amount of term loan borrowings outstanding as of September 30, 2012 is approximately $96.8 million. The amount of term loan borrowings outstanding as of December 31, 2011 was approximately $110.9 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2012 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had outstanding as of September 30, 2012, approximately $52 million in revolving loan borrowings and $1.3 million of letters of credit. We had outstanding as of December 31, 2011, approximately $53.3 million in revolving loan borrowings and $5 million of letters of credit.

Total bank loan borrowed funds outstanding as of September 30, 2012, including term loan borrowings and revolving loan borrowings, were approximately $148.8 million. Total bank loan borrowed funds outstanding as of December 31, 2011 were $164.2 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The LIBOR base margin as of September 30, 2012 is 2.25% and the base rate base margin as of September 30, 2012 is 0.5%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

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

As of September 30, 2012, interest rates on portions of our outstanding debt ranged from 2.47% to 3.87%. The effective interest rate on our aggregate outstanding debt after taking into account the impact of the interest rate hedges was 3.33%.

Interest expense incurred on bank loan borrowings was approximately $1.4 million and $3.9 million for the three- and nine-month periods ended September 30, 2012, respectively, and approximately $1.3 million and $1.9 million for the three- and nine-month periods ended September 30, 2011, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at September 30, 2012.

(3) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive restricted stock awards under our 2006 Restricted Stock Plan based on financial performance for the respective fiscal years.  These awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of restricted stock on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 1, 2012, the employees eligible for the restricted stock awards based on the financial performance of 2009, 2010 and 2011, received a total of 29,379 shares of restricted common stock.  For the year ended December 31, 2011, the employees received a total of 32,256 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under our 2004 Non-Employee Directors Stock Plan. On January 3, 2012, the non-employee Directors received 10,800 shares of restricted common stock. Compensation expense related to this award was approximately $272 thousand. For the year ended December 31, 2011, the non-employee Directors received a total of 9,800 shares of restricted common stock.

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $225 thousand and $1 million for the three- and nine-month periods ended September 30, 2012, respectively, and approximately $478 thousand and $1.2 million for the three- and nine-month periods ended September 30, 2011, respectively.

The stock-based compensation amount of approximately $692 thousand and $786 thousand shown on the accompanying statements of cash flows for the nine months ended September 30, 2012 and 2011, respectively, is based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

During the first quarter of 2012, we determined that our restricted stock awards should be included in our diluted weighted average common shares outstanding.   We have corrected the diluted weighted average common shares outstanding as of September 30, 2011 to include the dilutive effect of the restricted stock awards.   The effect of this change was inconsequential to the September 30, 2011 financial statements.

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Basic weighted average common shares outstanding	5,286,706	5,237,923	5,280,194	5,229,951
Effect of dilutive shares	24,523	29,776	25,207	29,426
Diluted weighted average common shares outstanding	5,311,229	5,267,699	5,305,401	5,259,377

(5) Commitments and Contingencies

(a) Leases, Related Party Transactions and Other Commitments

We are the tenant under capital leases on four building facilities with an aggregate obligation of approximately $6.5 million as of September 30, 2012.  We lease the four building facilities from legal entities in which certain employees of WBI or their direct relatives have full ownership.  The leases were entered into in June 2011 concurrent with our acquisition of WBI and each have terms of 15 years with two seven-year renewal options. The annual combined base rent amount is approximately $854 thousand and the leases contain escalation provisions for future years. Beginning in year five, the rent amount will increase by the greater of the Consumer Price Index (“CPI”) increase during the first four-year period or 12%.  For each successive lease year, the rent will increase based on any increase in the CPI for the previous lease year. The leases provide us with an option to purchase three of the facilities for a total of approximately $9 million and an option to purchase the fourth facility for approximately $650 thousand. The closing for these purchase options must occur before December 1, 2025.  Depreciation expense for the three- and nine-months ended September 30, 2012 was approximately $112 thousand and $336 thousand, respectively.  Interest expense for the three- and nine-months ended September 30, 2012 was approximately $177 thousand and $529 thousand, respectively.

We signed a lease in 2009 for a building to serve as our headquarters with a rent commencement date of May 1, 2012.  Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules.  We recorded a construction asset and corresponding long-term liability of approximately $27.3 million on May 1, 2012 , which represents the construction costs incurred by the landlord as of that date.  According to accounting rules, we have forms of continuing involvement that require us to account for this transaction as a financing lease upon commencement of the lease period.  The building and building improvements will remain on our consolidated balance sheet and will be depreciated over a 15-year period.  Payments made under the lease agreement are applied to service the financing obligation and interest expense based on an imputed interest rate amortizing the obligation over the life of the lease agreement.

Depreciation expense related to the building for the three- and nine-months ended September 30, 2012 was approximately $482 thousand and $804, respectively.  Interest expense for the three- and nine-months ended September 30, 2012 was approximately $444 thousand and $740 thousand, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

(b) Contingencies

We entered into an agreement with a subcontractor in March 2011 to satisfy certain work share requirements (the “Agreement”).  The Agreement requires us to provide the subcontractor with certain levels of subcontracted work over two specified nine-month periods. The first period began March 1, 2011 and ended November 30, 2011. The second period began December 1, 2011 and ends August 31, 2012. As required by the Agreement, we placed $1.5 million in an escrow account to ensure cash payments to the subcontractor if the work share requirements are not satisfied.

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

We have, in the normal course of business, certain claims made against us and have made claims against other parties and we may be subject to various governmental investigations and other actions.  In our opinion, the resolution of these claims and investigations will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

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

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts. This group includes WBI, which was acquired in June 2011.

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
September 30, 2012

profits or losses from operations before income taxes. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Our segment information for the three- and nine-months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three months		Nine months
	2012	2011	2012	2011
Revenues:
Federal Group	$34,643	$36,479	$98,340	$155,574
International Group	39,778	51,290	127,823	157,682
IT, Energy and Management Consulting Group	24,286	25,905	74,043	80,871
Infrastructure Group	14,010	9,815	21,857	28,476
Supply Chain Management Group	35,529	36,434	109,688	47,110
Total revenues	$148,246	$159,923	$431,751	$469,713

Operating income:
Federal Group	$3,067	$1,153	$7,112	$5,914
International Group	1,317	222	4,152	3,938
IT, Energy and Management Consulting Group	4,405	3,079	10,353	9,206
Infrastructure Group	(2,417)	159	(3,087)	605
Supply Chain Management Group	6,151	6,896	18,536	8,823
Corporate/unallocated expenses	(673)	(122)	(841)	(2,917)
Operating income	$11,850	$11,387	$36,225	$25,569

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
Source of Revenues	2012	2011	2012	2011

Army/Army Reserve	$43,621	$48,930	$130,218	$189,193
U.S. Postal Service	31,192	33,532	98,816	43,113
Navy	29,444	35,521	92,487	110,453
Department of Treasury	9,181	11,034	25,324	31,778
Department of Energy	5,220	5,440	15,772	17,753
Department of Transportation	11,520	6,974	14,880	20,264
Other	18,068	18,492	54,254	57,159
Total revenues	$148,246	$159,923	$431,751	$469,713

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
September 30, 2012

 $3 million was paid to the sellers during the first quarter of 2012 based on the final working capital adjustment that was recorded as additional goodwill and an accrued liability during December 2011.

We may be required to make additional payments of up to $40 million over a four-year post-closing period if WBI achieves certain financial performance targets. WBI achieved required financial performance targets for the earn-out period ended June 30, 2012. Approximately $7.1 million was paid to the sellers in September 2012 based on WBI’s performance during the earn-out period.  Included in earn-out obligations on the September 30, 2012 balance sheet is an earn-out obligation of approximately $8.9 million, of which the current portion of $1.1 million is classified in current portion of earn-out obligations, which represents our best estimate of the present value of the earn-out obligation. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

(8) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2011	$61,169	$30,883	$6,827	$98,879
Impairment loss	-	-	(2,436)	(2,436)
Balance as of September 30, 2012	$61,169	$30,883	$4,391	$96,443

We review goodwill for impairment annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the third quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for two reporting units, one in our Infrastructure segment, Integrated Concepts and Research Corporation (“ICRC”),  and one in our IT, Energy and Management Consulting segment,  Akimeka, LLC (“Akimeka”).  We estimated the fair value of ICRC and Akimeka using a weighting of fair values derived from the income approach, market approach, and comparative transactions approach with the heaviest weighting placed on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.

Based on the results of the first step, we determined that the carrying amounts of ICRC and Akimeka exceeded their fair values, indicating that potential goodwill impairments existed.  As a result, we performed the second step and recorded a goodwill impairment charge for ICRC of $2.4 million.  The outcome of the test was impacted primarily by the recent suspension of the ICRC’s Port of Anchorage Intermodal Expansion Project contract in Alaska due to technical difficulties encountered and lack of sufficient funding.  The impairment charge is included in impairment of goodwill and intangible assets in the Unaudited Condensed Consolidated Statements of Income.  Accumulated goodwill impairment as of September 30, 2012 is approximately $2.4 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

During the step two allocation of the fair values to assets and liabilities of ICRC and Akimeka, we determined the carrying values of the contract-related intangible assets of ICRC and Akimeka and the trade name ICRC were impaired.  The fair value of the contract-related intangible assets were determined by utilizing both the discounted cash flow and excess earnings models and the fair value of the trade name ICRC was determined by utilizing a relief from royalties model.  During the three months ended September 30, 2012, we recorded an impairment charge of approximately $1.1 million related to the contract-related intangible assets of ICRC and Akimeka and $420 thousand related to the trade name ICRC. The impairment charge is included in impairment of goodwill and intangible assets in the Unaudited Condensed Consolidated Statements of Income.  Accumulated intangible asset impairment as of September 30, 2012 is approximately $1.5 million.

Intangible assets consist of the value of contract-related intangible assets and trade names acquired in the acquisitions of ICRC, G&B Solutions, Inc. (“G&B”), Akimeka, and WBI. Intangible assets with indefinite lives, not subject to amortization, consist of ICRC and G&B trade names of approximately $2.4 million as of September 30, 2012 and December 31, 2011.  The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years. Amortization expense for the three- and nine- months ended September 30, 2012 was approximately $2.8 million and $8.4 million, respectively.  Amortization expense for the three-and nine-months ended September 30, 2011 was approximately $2.8 million and $5.1 million, respectively.

Goodwill and intangible assets annual and interim valuations are based on unobservable inputs and as such, are considered level 3 fair value measurements.

Intangible assets consisted of the following (in thousands):

September 30, 2012	Cost	Accumulated Amortization	Impairment Loss	Net Intangible Assets
Contract-related	$96,884	$(19,749)	$(1,083)	$76,052
Acquired technologies	12,400	(1,487)	-	10,913
Trade name – amortizable	9,170	(1,484)	-	7,686
Trade names – indefinite lived	2,430	-	(420)	2,010
Total	$120,884	$(22,720)	$(1,503)	$96,661

December 31, 2011	Cost	Accumulated Amortization	Net Intangible Assets
Contract-related	$96,884	$(12,987)	$83,897
Acquired technologies	12,400	(642)	11,758
Trade name – amortizable	9,170	(719)	8,451
Trade names – indefinite lived	2,430	-	2,430
Total	$120,884	$(14,348)	$106,536

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
September 30, 2012

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2012	Fair Value December 31, 2011
Mutual funds held in DSC Plan	Other assets	Level 1	$97	$300
Interest rate swaps	Accrued expenses	Level 2	$1,460	$1,122
Earn-out obligation – current	Current portion of earn-out obligations	Level 3	$1,127	$4,153
Earn-out obligation – long-term	Earn-out obligations	Level 3	$7,779	$16,415

Changes in the fair value of the mutual funds held in our deferred supplemental compensation plan are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1.5 million and $1.1 million at September 30, 2012 and December 31, 2011, respectively, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $558 thousand and $429 thousand, is included in accumulated other comprehensive loss in the accompanying balance sheets as of September 30, 2012 and December 31, 2011. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

The Akimeka acquisition may require additional payments to be made to the sellers of up to $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets. Akimeka did not achieve the required financial performance targets for the year ended December 31, 2011, therefore no earn-out was due.  See Footnote 7 for the contingent earn-out obligations resulting from the WBI acquisition. WBI earned approximately $7.1 million based on their financial performance for the earn-out period ended June 30, 2012. We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the Akimeka earn-out obligation decreased approximately $3.2 million and $5.1  million for the three- and nine-months ended September 30, 2012, respectively. The fair value of the WBI earn-out obligation decreased $608 thousand and increased $610 thousand for the three- and nine-months ended September 30, 2012.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Current portion	Long-term portion	Total
Balance as of December 31, 2011	$4,153	$16,415	$20,568
Earn-out payments	(7,133)	-	(7,133)
Fair value adjustment included in earnings	-	(4,529)	(4,529)
Reclassification from long-term to short-term	4,107	(4,107)	-
Balance as of September 30, 2012	$1,127	$7,779	$8,906

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

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches, government agencies and other customers. These services include full life cycle engineering, logistics, maintenance, field support, and refurbishment services to extend and enhance the life of existing vehicles and equipment; comprehensive systems and software engineering, systems technical support, configuration management, obsolescence management, prototyping services, technology insertion programs, and technical documentation and data packages; and management and execution of programs under large multiple award contracts. This group provides its services to the U.S. Army, Army Reserve, Marine Corps, and other customers. Significant current work efforts for this group include our ongoing U. S. Army Reserve vehicle refurbishment program and our Driver’s Vision Enhancer-Family of Systems (“DVE-FOS”) program. Significant work efforts in prior years included task orders performed under our U.S. Army CECOM Rapid Response (“R2”) contract, which expired in 2011.

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

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies. The group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. (“G&B”), and Akimeka, LLC (“Akimeka”). Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. G&B provides enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services and product and process improvement services. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, and public safety. This group provides its services to the U.S. Departments of Defense, Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Infrastructure Group – Our Infrastructure Group is engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to federal civilian agencies. This group consists of our ICRC subsidiary. ICRC provides project design, planning and integration management, environmental planning, construction management, building renovation, and other technical services. ICRC provides services to various DoD and federal civilian departments and agencies, and to other customers. Prior to 2012, ICRC’s largest contract was with the U.S. Department of Transportation Maritime Administration (“MARAD”) for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The Port of Anchorage suspended the port expansion program due to technical difficulties encountered and lack of sufficient funding. Accordingly, MARAD declined to exercise future option years on the contract, ending our work on this project in May 2012.

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

Concentration of Revenues
(in thousands)
	For the nine months ended September 30,
	2012		2011
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$98,816	23	$41,613	9
FMS Program	65,518	15	78,425	17
U.S. Army Reserve	56,141	13	48,580	10
Treasury/ATF Seized Asset Programs	24,520	6	29,956	6
R2 and R2-3G Programs	12,030	3	65,148	14
Other	174,726	40	205,991	44
	$431,751	100	$469,713	100

Management Outlook

Our focus on new and existing markets that are more sustainable and that offer improved income potential in the very challenging operating environment faced by our company and our industry is showing promise in the current year. Although our revenues have declined in 2012, the revenue declines have primarily occurred in our lower profit margin programs. We have replaced much of this lost revenue with work in our newly acquired markets that have higher profit margins. As a result, we are showing increases in our net income and overall operating margins.

Most of the declines in our programs that have experienced revenue losses in 2012 and prior years have now run their course and will no longer have the negative impact we have experienced from them in recent years. Although we continue to face operating challenges caused by changing federal government budgeting and spending priorities, initiatives, and processes, we believe that we are well positioned to sustain or show modest improvement in our current revenue levels in the coming year. We also believe that there is potential for further improvement in revenues in future years.

We have several key programs centered on our legacy systems and equipment sustainment heritage that will drive our financial performance in the coming years. Our vehicle and equipment refurbishment program for the U.S. Army Reserve and the U.S. Army remains a strong part of our business and we will target additional client locations and other clients to expand this program. Our FMS Program revenues for the past two years have been comprised primarily of follow on technical services work with very little ship reactivation and transfer work. Our win of the protested award of the contract supporting this work in early 2012 gives us potential contract coverage of up to $1.5 billion over a five-year period. Combined with the eligibility, upon approval, of multiple U. S. Navy ships for transfer to foreign government clients, we are optimistic about revenue growth for this program in future years.  We have delivered a vehicle for evaluation under our USPS contract to develop a more fuel efficient repowered gasoline delivery vehicle that will provide USPS with increased fuel efficiency, enhanced environmental standards, and an extended service life of its vehicle fleet. The repowered vehicle uses an engine designed by our WBI subsidiary specifically for the USPS vehicle fleet. If USPS approves the engine and we successfully move this effort to the production stage, we expect to generate an additional future revenue stream. WBI’s supply chain and inventory management competencies also provide us opportunities to further diversify our customer base to other markets, including commercial work.

Sequestration – If automatic spending reductions mandated by the sequestration provisions of the 2011 Budget Control Act are implemented, such spending reductions would add to the financial challenges facing our industry. Sequestration could result in delaying or canceling of awards across all sectors of the federal government as each agency determines how to implement budget cuts. Some of our smaller revenue programs, including some energy and IT programs, may potentially be adversely impacted by sequestration. However, a significant amount of our revenues come from our larger programs that either do not rely on tax funded government spending or provide service life extension for platforms which are unlikely to be replaced through new procurements. Our USPS Managed Inventory Program and Treasury and ATF Seized Asset Programs are largely self-funded through collections of postage and asset auction proceeds, and our FMS Program is largely funded by foreign government clients. Our U. S. Army Reserve vehicle refurbishment program provides our client with a means to maintain necessary levels of vital capital assets while relieving the client of the need to spend larger amounts on replacement assets. While all the specific effects of sequestration cannot yet be determined, we believe that we are well positioned to minimize the negative impact it could have on our financial results in the coming years.

Management will continue evaluating the operations, financial performance and future viability of our Infrastructure Group with respect to our ICRC subsidiary, which incurred losses during the third quarter of 2012, including a charge for impairment of acquisition related goodwill and intangible assets of approximately $2.9 million and a reserve for bad debts of approximately $1.3 million.

Although the inclusion of WBI in our operations and our strategic direction toward expanding our Supply Chain Management services will lessen our reliance on employee services to generate profitable revenue streams, our employee labor continues to be an important part of our business operations. As of September 30, 2012, our employee count increased to 2,692 as compared to 2,516 as of December 31, 2011.

Bookings and Funded Backlog

Our revenues depend on contract funding (“bookings”), which generally occur at the time contract funding documentation is received. For our revenues that depend on bookings arising from the receipt of contract funding documentation, funded contract backlog is an indicator of potential future revenues. While bookings and funded contract backlog generally result in revenues, occasionally we will have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

Revenues for WBI are predominantly driven by the rate and timing of parts failure on customer vehicles, and WBI bookings generally occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have significant amounts of funded contract backlog and it is not an indicator of potential future revenues for WBI. The funded contract backlog for WBI was $4 million and $6 million as of September 30, 2012 and 2011, respectively.

A summary of our bookings and revenues for the nine months ended September 30, 2012 and 2011, and funded contract backlog as of September 30, 2012 and 2011 is as follows:

	(in millions)
	2012	2011
Bookings	$460	$396
Revenues	$432	$470
Funded Contract Backlog	$297	$305

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

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Nine months ended September 30,
Contract Type	2012	%	2011	%
Cost-type	$108,926	25	$138,497	30
Time and materials	150,718	35	221,862	47
Fixed-price	172,107	40	109,354	23
	$431,751	100	$469,713	100

A significant portion of our time and materials revenues in 2011 were from our R2 contract, which expired in January 2011. WBI revenues are classified as fixed-price revenue. Accordingly, the percentages of work performed by contract type will differ in 2012 as compared to 2011.

Results of Operations

The results of operations are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2012	2011	2012	2011	Months	Months
Revenues	$148,246	$159,923	$431,751	$469,713	$(11,677)	$(37,962)
Contract costs	130,953	147,316	388,149	440,174	(16,363)	(52,025)
Selling, general and administrative expenses	1,504	1,220	3,438	3,970	284	(532)
Impairments of goodwill and intangible assets	3,939	-	3,939	-	3,939	3,939
Operating Income	11,850	11,387	36,225	25,569	463	10,656
Interest expense, net	2,100	1,377	5,484	1,961	723	3,523
Income before income taxes	9,750	10,010	30,741	23,608	(260)	7,133
Provision for income taxes	3,786	3,890	11,814	9,105	(104)	2,709
Net Income	$5,964	$6,120	$18,927	$14,503	$(156)	$4,424

Our revenues decreased approximately $12 million, or 7%, for the quarter ended September 30, 2012, and approximately $38 million, or 8%, for the first nine months of 2012, as compared to the same periods of 2011. The revenue decreases were primarily due to a decline in services ordered under our FMS Program and other International Group services, and the expiration of work on our R2 Program upon completion in 2011. The decline for the nine month period was partially offset by the inclusion of revenues from our Supply Chain Management Group, established in June 2011.

Our operating income increased approximately $463 thousand, or 4%, for the quarter ended September 30, 2012, and increased approximately $11 million, or 42%, for the first nine months of 2012, as compared to the same periods of 2011. The year over year change in operating income for the quarter was impacted by charges taken in this quarter for the impairment of goodwill and intangible assets associated with our acquisitions of ICRC and Akimeka, by increases to income from reductions in the earn-out obligations associated with our acquisitions of Akimeka and WBI, and by settlement of an outstanding fee issue on our PIEP program. The primary reason for the increase for the nine month period was the inclusion of operating income from our Supply Chain Management Group in our operating results for the full nine months of 2012.

Changes in revenues and operating income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts, including legal expenses associated with contract protests and settlements and our the acquisition of WBI in 2011.

Lease payments for our executive and administrative headquarters office building began in May 2012. Terms of our lease agreement have required us to capitalize the construction costs of the leased building. We are also required to classify a significant portion of the monthly expense associated with the lease as depreciation and interest expense, instead of rent expense normally associated with an operating lease. The combined expenses will be a greater monthly amount than the comparable operating rent expense would be in the beginning years of the lease term, and a lesser amount in the later years of the lease.

Our effective income tax rates for the nine months ended September 30, 2012 and 2011 were 38.4% and 38.6%, respectively.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2012	2011	2012	2011	Months	Months

Revenues	$34,643	$36,479	$98,340	$155,574	$(1,836)	$(57,234)

Operating Income	$3,067	$1,153	$7,112	$5,914	$1,914	$1,198
Profit percentage	8.9%	3.2%	7.2%	3.8%

Revenues for our Federal Group decreased approximately $2 million or 5%, for the quarter ended September 30, 2012 as compared to the same period for the prior year. Revenues decreased approximately $57 million or 37%, for the nine months ended September 30, 2012 as compared to the same period for the prior year. The revenue decreases resulted primarily from decreases in revenues associated with our expiring R2 contract of approximately $8 million for the quarter and approximately $60 million for the nine months. These decreases were partially offset by an increase in work on our U. S. Army Reserve vehicle refurbishment program of approximately $5 million for the quarter and approximately $8 million for the nine months.

Operating income for our Federal Group increased approximately $1.9 million, or 166% for the quarter ended September 30, 2012, as compared to the same period for the prior year. Operating income increased approximately $1.2 million or 20%, for the nine months ended September 30, 2012 as compared to the same period for the prior year. The increases resulted primarily from increases in profits of approximately $1.7 million for the quarter and $1.9 million for the nine month period associated with the increase in work on our U. S. Army Reserve vehicle refurbishment program. The increase in the profit percentage in 2012 as compared to 2011 is primarily due to a decrease in the lower margin subcontract work performed on our R2 contract which ended in early 2011.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2012	2011	2012	2011	Months	Months

Revenues	$39,778	$51,290	$127,823	$157,682	$(11,512)	$(29,859)

Operating Income	$1,317	$222	$4,152	$3,938	$1,095	$214
Profit percentage	3.3%	0.4%	3.2%	2.5%

Revenues for our International Group decreased approximately $12 million, or 22%, for the quarter ended September 30, 2012, as compared to the same period for the prior year. Revenues decreased approximately $30 million or 19%, for the nine months ended September 30, 2012 as compared to the same period for the prior year. The decreases in revenues for the quarter resulted primarily from a decline of approximately $8 million on our FMS program work, a decline of approximately $2 million in pass-through work provided on engineering and technical services task orders, and a decline of approximately $2 million on our CFT program work. The nine month revenue decrease resulted primarily from a decline of approximately $13 million on our FMS program work, a decline of approximately $10 million in pass-through work provided on engineering and technical services task orders, and a decline of approximately $5 million on our CFT program work.

Operating income for our International Group increased approximately $1.1 million, or 493%, for the quarter ended September 30, 2012, as compared to the same period for the prior year. Operating income increased approximately $214 thousand or 5%, for the nine months ended September 30, 2012 as compared to the same period for the prior year. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. We received an award fee for the quarter and three award fees for the nine months ended 2012 compared to no award fee for the quarter and two award fees for the nine months for the prior year. Operating income was reduced by a charge taken in this quarter of approximately $1 million associated with the lease of warehouse facilities for our Seized Asset Programs.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2012	2011	2012	2011	Months	Months

Revenues	$24,286	$25,905	$74,043	$80,871	$(1,619)	$(6,828)

Operating Income	$4,405	$3,079	$10,353	$9,206	$1,326	$1,147
Profit percentage	18.1%	11.9%	14.0%	11.4%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $1.6 million, or 6% for the quarter ended September 30, 2012, as compared to the same period for the prior year. Revenues decreased approximately $6.8 million or 8%, for the nine months ended September 30, 2012 as compared to the same period for the prior year. The decreases in revenues were due primarily to a general decline in services ordered by clients.

Operating income for this segment increased approximately $1.3 million, or 43%, for the quarter ended September 30, 2012, as compared to the same period for the prior year. Operating income increased approximately $1.1 million or 12%, for the nine months ended September 30, 2012 as compared to the same period for the prior year. The year over year changes in operating income are primarily attributable to increases to operating income from reductions in the accrued earn-out obligations associated with our acquisition of Akimeka offset by a charge for impairment of acquisition related intangible assets for Akimeka and a decrease in profits associated with the revenue declines. Operating income increases from reductions of our accrued earn-out liability for Akimeka were approximately $3.2 million for the quarter and $5.1 million for the nine months ended September 30, 2012, compared to approximately $608 thousand and $1.6 million for the same periods of the prior year. The charge for impairment of acquisition related intangible assets for Akimeka for the quarter and the nine months ended September 30, 2012 was approximately $1 million, compared to no goodwill impairment in the prior year.

Infrastructure Group Results

The results of operations for our Infrastructure Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2012	2011	2012	2011	Months	Months

Revenues	$14,010	$9,815	$21,857	$28,476	$4,195	$(6,619)

Operating (Loss) Income	$(2,417)	$159	$(3,087)	$605	$(2,576)	$(3,692)
Profit percentage	-17.25%	1.6%	-14.1%	2.1%

Revenues for our Infrastructure Group increased approximately $4 million, or 43%, for the quarter ended September 30, 2012, as compared to the same period for the prior year. Revenues decreased approximately $7 million or 23%, for the nine months ended September 30, 2012 as compared to the same period for the prior year. This segment had an operating loss of approximately $2.4 million for the quarter ended September 30, 2012, as compared to earning operating income of approximately $159 thousand for the same period of the prior year. For the nine months ended September 30, 2012, this segment had an operating loss of approximately $3.1 million, as compared to earning operating income of approximately $605 thousand for the same period of the prior year.

Our customer experienced certain environmental and technical issues impacting work on the PIEP that caused delays in funding and defining the scope of work. This contributed to decreased revenue levels for this segment this year and in past years. Our customer chose not to exercise future option years on the contract supporting the PIEP, ending our contract on this project in May 2012. The end of work on this contract is the primary reason for the decline in revenues for this segment for the nine months ended September 30, 2012 as compared to the same period of the prior year.

We did not recognize revenue and fee income associated with some of the work we performed on the PIEP prior to 2012, because the customer had not funded the work and fee due to pending resolution of the environmental and technical issues. In September 2012, we reached agreement with our customer regarding resolution of the fee issue and resolution of an additional outstanding claim for subcontractor costs to be paid by our customer. Settlement of these two issues allowed us to recognize revenue of approximately $12 million, including fee income of approximately $2 million, in the third quarter of 2012. Revenue recognized as result of the settlement of these claims is the primary reason for the increase in revenues for this segment for the quarter ended September 30, 2012 as compared to the same period of the prior year.

The decreases in operating income for this segment are primarily attributable to a charge for impairment of acquisition related goodwill and intangible assets for ICRC of approximately $2.9 million and a write down of   accounts receivable associated with our construction work of approximately $1.3 million in the quarter, and a decrease in profits associatedwith the revenue decline for the nine month period. ICRC's remaining goodwill is approximately $4.4 million and unamortized intangible assets are approximately $1.5 million as of September 30, 2012. Management does not believe that this impairment will result in future cash expenditures by the Company. The decreases were partially offset by operating income from settlement of the fee issue on the PIEP.

Due to the decreases in operating income discussed above, management will continue evaluating the operations, financial performance and future viability of the Infrastructure Group in the current environment.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2012	2011	2012	2011	Months	Months

Revenues	$35,529	$36,434	$109,688	$47,110	$(905)	$62,578

Operating Income	$6,151	$6,896	$18,536	$8,823	$(745)	$9,713
Profit percentage	17.3%	18.9%	16.9%	18.7%

Our Supply Chain Management Group was established and began contributing to our operating results upon our acquisition of WBI in June 2011. Accordingly, financial performance comparisons to prior year results for the nine months ended September 30, 2012 are not meaningful.

Revenues for this group declined approximately $905 thousand, or 2%, for the quarter ended September 30, 2012, as compared to the same period for the prior year. Operating income for this group declined approximately $745 thousand, or 11%, for the quarter ended September 30, 2012, as compared to the same period for the prior year. Revenues for WBI decreased approximately $2 million primarily due to temporary delays in order processing due to changes made by our primary customer in its order processing system. The decrease in operating income for this quarter is primarily due to the decline in WBI revenues. The operating income for 2012 was increased by approximately $608 thousand for the quarter and was decreased by approximately $610 thousand for the nine months ended September 30, 2012 by adjustments to the accrued earn-out obligations associated with our acquisition of WBI.

Financial Condition

Our financial condition did not change materially in the first nine months of 2012. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $415 thousand during the first nine months of 2012.

Cash provided by operating activities increased approximately $10.3 million in the first nine months of 2012 as compared to the same period of 2011. The change is attributable to an increase of approximately $7.2 million from an increase in depreciation and amortization and other non-cash operating activities, an increase of approximately $4.4 million in cash provided by net income, and a decrease of approximately $1.3 million due to changes in the levels of operating assets and liabilities. Of these operating assets and liabilities, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities decreased approximately $163 million in the first nine months of 2012 as compared to the same period of 2011. This was primarily due to cash used for our acquisition of WBI of approximately $175 million in 2011.

Cash used in financing activities was approximately $24 million in the first nine months of 2012 compared to cash provided by financing activities of approximately $143 million for the same period of 2011. This difference was primarily due to bank borrowing to finance our acquisition of WBI in 2011.

We paid quarterly cash dividends of $0.22 per share during the first nine months of 2012. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973, and have increased the dividend each year since 2004.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can impact our liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by government delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, resulting in a negative impact on our days sales outstanding.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. In the first nine months of 2012, we made approximately $9 million in capital investments related to the move of our corporate headquarters offices in May 2012. From time to time, we may also invest in the acquisition of other companies. Our acquisition of WBI in 2011 required a significant use of our cash.

Our external financing consists of a loan agreement entered into in June 2011 with a group of banks to acquire WBI and provide working capital for our continuing operations. This loan agreement, which expires in June 2016, replaced a previous loan agreement and consists of a term loan, revolving loans, and letters of credit.

The term loan requires quarterly installment payments. Our scheduled term loan payments following September 30, 2012 are: $4.7 million in 2012, $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016. The amount of term loan borrowings outstanding as of September 30, 2012 is approximately $96.8 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2012 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $52 million in revolving loan funds borrowed and $1.3 million of letters of credit outstanding as of September 30, 2012. During 2012, the highest outstanding revolving loan amount was $81 million and the lowest was $42 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2012, the LIBOR base margin is 2.25% and the base rate base margin is 0.5%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of September 30, 2012, interest rates on portions of our outstanding debt ranged from 2.47% to 3.87%, and the effective interest rate on our aggregate outstanding debt was 3.33%.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at September 30, 2012.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	2.47 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.46 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	0.80 to 1	0.97 to 1

We currently do not use public debt security financing.

Inflation and Pricing

Most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of computer systems equipment, furniture and fixtures, shop equipment, buildings, and land and improvements. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

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

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of September 30, 2012 is $77.5 million.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

Reference is made to Part II, Section 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, for a discussion of the four complaints filed on or about May 24, 2012, in the Circuit Court of the First Circuit, State of Hawaii, by the estates of five deceased individuals and certain of their relatives against VSE and certain other entities and individuals, seeking unspecified amounts of general, special and punitive damages and costs and legal fees.  VSE has denied the allegations against it and, together with its insurance carrier, will aggressively defend the proceedings.  While there is no guaranty, VSE’s management does not believe that the proceedings will be material to VSE’s business or financial condition.

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

VSE CORPORATION
Date: October 30, 2012	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Date: October 30, 2012	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)