Form 10-K
period 2012-12-31
VSE CORP
filed 2013-03-06
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012       Commission File Number:  0‑3676

VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-0649263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6348 Walker Lane
Alexandria, Virginia	22310	www.vsecorp.com
(Address of Principal Executive Offices)	(Zip Code)	(Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.05 per share	The NASDAQ Global Select Market

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
Yes [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [x]  Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]    No [x]

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2012, was approximately $110.6 million based on the last reported sales price of the Registrant's common stock on the NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of March 1, 2013: 5,309,416.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 7, 2013, are incorporated by reference into Part III of this report.

Forward Looking Statements

This filing contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws.  All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business" (Items 1, 1A, 2 and 3), and "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company subsequent to this Annual Report on Form 10-K ("Form 10-K") and any Current Reports on Form 8-K filed by the Company.

ITEM 1. Business

(a)	General Background

VSE, which was incorporated in Delaware in 1959, serves as a centralized managing and consolidating entity for our business operations. Our business operations are managed under groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. VSE's operating groups include our Federal Group, International Group, IT, Energy and Management Consulting Group, and Supply Chain Management Group. Our Infrastructure Group was eliminated in 2012 upon discontinuation of operations of our Integrated Concepts and Research Corporation ("ICRC") subsidiary. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business operations consist primarily of diversified logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, and consulting services performed on a contract basis. Almost all of our contracts are with agencies of the United States Government (the "government") and other government prime contractors.

We seek to provide our customers with competitive, cost-effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products and an in-depth understanding of the basic requirements for effective systems and equipment.

(b)       Financial Information

Our operations are conducted within four reportable segments aligned with our management groups: 1) Federal, which generated approximately 26% of our revenues in 2012; 2) International, which generated approximately 31% of our revenues in 2012; 3) IT, Energy and Management Consulting, which generated approximately 17% of our revenues in 2012; and 4) Supply Chain, which generated approximately 26% of our revenues in 2012. Additional financial information for our reportable segments appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)       Description of Business

Services and Products

Our services include a broad array of capabilities and resources that support military, federal civilian, and other government systems, equipment and processes. We are focused on creating, sustaining and improving the systems, equipment and processes of government through core offerings in logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, and consulting services.

Typical projects include sustaining engineering support for military vehicles and combat trailers; military equipment refurbishment and modification; ship maintenance, overhaul, and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations; ship's force crew training; life cycle support for ships; ship communication systems; energy conservation, energy efficiency, sustainable energy supply, and grid modernization projects; technology road-mapping; IT enterprise architecture development, information assurance/business continuity, security risk management, and network services; medical logistics; medical command and control; and supply chain and inventory management services. See Item 7 "Management's Discussion and Analysis of Financial Information and Results of Operations" for more information regarding our business.

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

Almost all of our revenues are derived from contract services performed for U.S. Department of Defense ("DoD") agencies or federal civilian agencies, including the United States Postal Service ("USPS"). The U.S. Army, U.S. Army Reserve, U.S. Navy and USPS are our largest customers. Other significant customers include the Department of Treasury, the Department of Energy and the Department of Interior. To a lesser degree, our customers also include various other government agencies and commercial entities.

Revenues by Customer
(dollars in thousands)
Years ended December 31,
Customer	2012	%	2011	%	2010	%
U.S. Army/Army Reserve	$182,412	33.4	$231,615	39.9	$463,378	57.1
U.S. Navy	120,867	22.1	140,551	24.2	198,833	24.5
U.S. Air Force	6,963	1.3	11,971	2.0	13,304	1.7
Total - DoD	310,242	56.8	384,137	66.1	675,515	83.3

USPS	130,866	23.9	75,964	13.1	-	-
Department of Treasury	33,369	6.1	41,434	7.1	49,332	6.1
Department of Interior	16,884	3.1	24,254	4.2	29,810	3.7
Department of Energy	20,898	3.8	23,010	4.0	21,717	2.7
Other government	32,231	5.9	28,160	4.8	29,598	3.6
Total – Federal civilian agencies	234,248	42.8	192,822	33.2	130,457	16.1

Commercial	2,265	0.4	3,803	0.7	4,983	0.6

Total	$546,755	100.0	$580,762	100.0	$810,955	100.0

The government's procurement practices sometimes include the bundling of various work efforts under large comprehensive management contracts that are awarded to more than one contractor. As a result, the growth opportunities available to us can occur in significant, unpredictable increments. We have pursued these larger opportunities by assembling teams of subcontractors to offer the range of technical competencies required by these larger contracts. Typically the use of subcontractors and large material purchases on government contracts provides lower profit margins than work performed by our own personnel. As a result, the use of such teaming arrangements may lower our overall profit margins in some years. Although the government's practice of using large multiple award contracts is expected to continue, we also have opportunities to compete for other contracts requiring our specific areas of expertise. We are positioned to pursue these opportunities while continuing to use subcontractor teams to compete for large multiple award contracts.

Our contracts with the government are typically cost plus fee, time and materials, or fixed-price contracts. Revenues result from work performed on these contracts by our own employees, from work performed by our subcontractors, and from costs of materials used in performing the work. Revenues on cost‑type contracts are recorded as allowable costs are incurred and fees are earned.

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

Backlog

Funded backlog for government contracts represents a measure of our potential future revenues. Funded backlog is defined as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our funded backlog as of December 31, 2012, is approximately $250 million. Funded backlog as of December 31, 2011 and 2010 was approximately $282 million and $400 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process.  Delays in this process, such as those experienced in recent years, may temporarily diminish the availability of funds for ongoing and planned work.

In addition to the funded backlog levels, we have contract ceiling amounts available for use on multiple award, indefinite delivery, indefinite quantity contracts with DoD and federal civilian agencies. While these contracts increase the opportunities available for us to pursue future work, the actual amount of future work is indeterminate until delivery orders are placed on the contracts. Frequently, these delivery orders are competitively awarded. Additionally, these delivery orders must be funded by the procuring agencies before we can perform work and begin generating revenues.

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

Personnel

Services are provided by our staff of professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2012, we had 2,472 employees, a decrease from 2,516 as compared to December 31, 2011. Principal categories include (a) mechanics and vehicle and equipment technicians, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, (d) logisticians, (e) environmental specialists, and (f) warehouse and sales personnel. The expertise required by our customers also frequently includes knowledge of government administrative procedures. Over 35% of our employees have previously served as members in the U.S. Armed Forces.

Competition

The professional and technical services industry in which we are engaged is very competitive. Numerous other organizations, including large, diversified firms, have greater financial resources and larger technical staffs that are capable of providing the same services offered by us.

Government agencies emphasize awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which we currently perform were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order services through contracts awarded by the General Services Administration ("GSA"). GSA provides a schedule of services at fixed prices that may be ordered outside of the solicitation process. We have nine GSA schedule contracts for different classes of services. There is no assurance regarding the level of work we may obtain under these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A reallocation of government spending priorities or a general decline in government budgets can result in lower levels of potential business, thereby intensifying competition.

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

Uncertain government budgets and shifting government priorities could delay contract awards and funding and adversely affect our ability to continue work under our government contracts. Additionally, federal procurement directives could result in our loss of work on current programs to set-asides and large multiple award contracts.

Our business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by the government's budgeting and contracting process. The current federal procurement environment is unpredictable and could adversely affect our ability to perform work nder new and existing contracts. Contract award and funding delays extend across the federal technical services industry. We experienced delays in contract awards and funding on our contracts in recent years that have impacted our ability to continue existing work and to replace expiring work. Additionally, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

Increased market competition resulting from decreases in government spending for contract services could affect our ability to sustain our revenue levels.

Continuing pressure on government budgets may adversely affect the flow of work to federal contractors, particularly new programs. Consequently, competitor contractors that experience a loss of government work may tend to redirect their marketing efforts toward the types of work performed by us. This increase in competition for our service offerings could potentially affect our ability to win new work or successor contracts to continue work that is currently performed by us under expiring contracts. Furthermore, disappointed bidders frequently protest, which can reverse or delay contract awards.

Our business could be adversely affected by incidents that could cause an interruption in our operations or impose a significant financial liability on us.

Disruption of our operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or natural disasters or other crises could adversely impact our financial performance and condition.

The nature of our operations and work performed by our employees present certain challenges related to work force management.

Our financial performance is heavily dependent on the abilities of our operating and administrative staff with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wide diversity of contract types, nature of work, work locations, and legal and regulatory complexities challenges our administrative staff and skill sets. We also face challenges associated with our quality of workforce, quality of work, safety, and labor relations compliance. Our current and projected work in foreign countries exposes us to challenges associated with export compliance, local laws and customs, workforce issues, extended supply chain, and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, workplace accidents, and regulatory noncompliance.

Our business could be adversely affected by government audits.

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

Our work on large government program efforts presents a risk to revenue and profit growth and sustainability.

The eventual expiration of large government programs, or the loss of or disruption of revenues on a single contract, presents the potential for reduced revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. Our Supply Chain Management Group managed inventory program for USPS, our Federal Group equipment refurbishment program for the U.S. Army Reserve, and our International Group Foreign Military Sales program provide significant amounts of revenues and profits, which if interrupted, could adversely impact our overall financial performance.

Acquisitions, which have been a part of our business strategy in recent years, presents certain risks.

The decision to acquire a company that does not meet expected operating and financial performance targets, the failure to make or timely complete an acquisition, the ineffective integration of an acquisition, or the inability of our company to service debt associated with making an acquisition could potentially adversely impact our financial performance.

Global economic conditions and political factors could adversely affect revenues on current government programs.

Revenues from our government programs for which work is performed in foreign countries are subject to economic conditions in these countries and to political risks posed by ongoing foreign conflicts and potential terrorist activity. A significant amount of our revenues in recent years resulted from the U.S. military involvement in Iraq and Afghanistan, and the winding down of this U.S. military involvement has adversely impacted our revenues. Similarly, political unrest in Egypt has decreased our revenues and further political unrest in Egypt or potential changes in the political landscapes in other countries could potentially impact our future revenues. Adverse results arising from these global economic and political risks could have a material adverse impact on our financial performance.

As a government contractor, we are subject to a number of procurement rules and regulations that could expose us to potential liabilities or loss of work. Additionally, we are exposed to contractual and financial liabilities if our subcontractors do not perform satisfactorily.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Additionally, we are responsible for subcontractor compliance with these laws and regulations. Government contract laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs to us. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of contracts or debarment from bidding on government contracts.

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

Due to the nature of our work we could potentially be exposed to legal actions arising from our operations.

The nature of our work poses certain challenges that could potentially cause us to be exposed to legal liability arising from performance issues or from work related incidents that result in damages, injury or death to third parties. Such events could cause us to suffer financial losses and adversely impact our financial condition.

Technology security risks and environmental and pollution risks could potentially impact our financial results.

We are exposed to certain information and technology security risks and to environmental and pollution risks due to the nature of some of the contract work we perform. Costs associated with information management security breaches and pollution clean-up efforts and environmental regulatory compliance have not yet had a material adverse impact on our capital expenditures, earnings, or competitive position. However, the occurrence of a future security breach or environmental or pollution event could potentially have an adverse impact.

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

Changes to Generally Accepted Accounting Principles in the United States ("GAAP") arise from new and revised guidance issued by the Financial Accounting Standards Board, the SEC, and others. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. These changes could result in unanticipated effects on results of operations, financial position and other financial measures.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.    Properties

Our executive and administrative headquarters are located in a five-story building in Alexandria, Virginia, with approximately 95,000 square feet of office space leased by us through April 2027.

We also provide services and products from approximately 30 leased facilities located near customer sites to facilitate communications and enhance program performance. These facilities are generally occupied under short-term leases and currently include a total of approximately 1.2 million square feet of office and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from several locations outside of the United States, generally at foreign shipyards or U.S. military installations.

We own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 44 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 57,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We use these properties primarily to provide refurbishment services for military equipment, storage and maintenance.

We also own five land parcels containing four buildings located in an industrial park in Somerset, Pennsylvania that we use to conduct the operations of our subsidiary Wheeler Bros. Inc. These properties consist of approximately 30 acres of land and buildings totaling approximately 210,000 square feet of office, engineering, and warehouse space.

ITEM 3.    Legal Proceedings

We may have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties. In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any claims, including legal proceedings, cannot be predicted with certainty.

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

VSE has denied the allegations against it and, together with its insurance carrier, will aggressively defend the proceedings.  While there is no guaranty, VSE's management does not believe that the proceedings will be material to VSE's business or financial condition.

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

ITEM 4.    Mine Safety Disclosures

Not applicable.

ITEM 4(a).                          Executive Officers of Registrant

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

Name	Age	Position with Registrant

Maurice A. Gauthier	65	Director, Chief Executive Officer, President and Chief Operating Officer

Randy A. Davies	55	President, VSE's subsidiary Wheeler Bros., Inc.

Harold J. Flammang, Jr.	61	Executive Vice President and President, International Group

John T. Harris	61	President, VSE's subsidiaries Akimeka, LLC and G&B Solutions, Inc.

Thomas M. Kiernan	45	Vice President, General Counsel and Secretary

James W. Lexo, Jr.	64	Executive Vice President, Strategic Planning and Business Initiatives

Thomas R. Loftus	57	Executive Vice President and Chief Financial Officer

Nancy Margolis	57	President, VSE's subsidiary Energetics Inc.

Donelle L. Moten	59	President, Federal Group

Mr. Gauthier joined VSE in April 2008 as Chief Executive Officer, President and Chief Operating Officer. He was elected as a VSE director by the Board in February 2009. Mr. Gauthier completed a military career of over 28 years of service, retiring in 1997 as a Navy Captain and board certified Department of Defense Major Program Manager.  Mr. Gauthier worked for VSE from October 1997 through February 1999 as Vice President and Chief Technology Officer, and as Director of Strategic Planning and Business Development, before joining the Nichols Research Corporation Navy Group as President of its Navy Group. With the acquisition of Nichols Research Corporation by Computer Sciences Corporation ("CSC") in 1999, Mr. Gauthier served as Vice President of CSC's Advanced Marine Center. His most recent assignment with CSC was as Vice President and General Manager of CSC's Navy and Marine Corps Business Unit where he was responsible for the overall leadership and financial performance of a 2,500-employee organization providing systems engineering, technical, information technology and telecommunications support to U.S. Navy and Marine Corps customers. Mr. Gauthier earned a Bachelor of Science degree from the U.S. Naval Academy. He received a Master of Science degree in Systems Engineering from the U.S. Naval Postgraduate School, Monterey, CA. He is a graduate of the Defense Acquisition University's Defense Systems Management College and of the Advanced Executive Program and the International Marketing Program offered by the Kellogg Graduate School of Management at Northwestern University.

Mr. Davies was appointed President and Chief Operating Officer for Wheeler Bros., Inc. ("WBI") in June 2011 immediately following VSE's acquisition of WBI. He is involved in the management of WBI's day-to-day operations, new business development, supply chain initiatives and facilities management. Mr. Davies, who has been with WBI since 1977, was a stockholder and a director of WBI. He was WBI's Vice President of Operations from 1985, to June 2011, when VSE acquired WBI.

Mr. Harris was appointed President and Chief Operating Officer  for Akimeka, LLC in August 2010 immediately following VSE's acquisition of the company. Mr. Harris joined Akimeka LLC in 2001 as Chief Operating Officer. Prior to that, he was president of JJA Enterprises, an independent consulting firm specializing in acquisition, business and financial management, and business development services. Mr. Harris has a Bachelor of Science degree from Middle Tennessee State University and an Master of Science degree in Healthcare Administration from Southwest Texas State University. He also carries a Masters equivalent in International Affairs from the Armed Forces Staff College in Norfolk, Virginia.

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

Quarter Ended	High	Low	Dividends

2011:
March 31	$33.16	$26.86	$0.060
June 30	30.98	24.46	0.070
September 30	26.83	21.00	0.070
December 31	30.68	22.32	0.070
For the Year	$33.16	$21.00	$0.270

2012:
March 31	$27.14	$22.85	$0.070
June 30	25.64	20.76	0.080
September 30	24.99	21.77	0.080
December 31	25.27	20.91	0.080
For the Year	$27.14	$20.76	$0.310

(b)	Holders

As of February 6, 2013, VSE common stock, par value $0.05 per share, was held by approximately 260 stockholders of record.  The number of stockholders of record is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

(c)	Dividends

In 2011 cash dividends were declared quarterly at the annual rate of $0.24 per share through March 31, 2011, and at the annual rate of $0.28 per share commencing June 1, 2011.

In 2012 cash dividends were declared quarterly at the annual rate of $0.28 per share through March 31, 2012, and at the annual rate of $0.32 per share commencing June 1, 2012.

Pursuant to our bank loan agreement (see Note 7 of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

(d)	Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, VSE did not sell any equity securities of VSE that were not registered under the Securities Act of 1933, as amended. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Exchange Act Rule 106-18 (a)(3)).

(e)	Equity Compensation Plan Information

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors:  (i) the VSE Corporation 2004 Non-Employee Directors Stock Plan and (ii) the VSE Corporation 2006 Restricted Stock Plan. On May 3, 2011, the stockholders approved amendments to the VSE Corporation 2006 Restricted Stock Plan extending the term thereof until May 3, 2016.

As of December 31, 2012, 69,238 shares of VSE common stock were available for future issuance under the VSE Corporation 2004 Non-Employee Directors Stock Plan and 91,264 shares of VSE common stock were available for future issuance under the VSE Corporation 2006 Restricted Stock Plan.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among VSE Corporation, the NASDAQ Composite Index,
SIC Code 8711 Service-Engineering and a Peer Group

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
VSE Corporation
NASDAQ Composite
SIC Code 8711 Service-Engineering
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

 Performance Graph Table

	2007	2008	2009	2010	2011	2012
VSE	100	80.76	93.36	68.76	51.08	52.23
NASDAQ Composite	100	59.03	82.25	97.32	98.63	110.78
SIC Code 8711 Service-Engineering	100	73.19	75.22	87.68	72.27	83.19
Peer Group	100	73.47	75.05	75.28	67.21	70.18

ITEM 6.    Selected Financial Data

(In thousands, except per share data)

	Years ended December 31,

	2012	2011	2010	2009	2008

Revenues	$546,755	$580,762	$810,955	$974,202	$937,355

Income from continuing operations	$27,364	$20,190	$23,505	$23,408	$16,501
(Loss) income from discontinued operations	(6,070)	362	182	616	2,539
Net income	$21,294	$20,552	$23,687	$24,024	$19,040

Basic earnings per share:
Income from continuing operations	$5.18	$3.86	$4.53	$4.56	$3.25
(Loss) income from discontinued operations	(1.15)	0.07	0.03	0.12	0.50
Net income	$4.03	$3.93	$4.56	$4.68	$3.75

Diluted earnings per share:
Income from continuing operations	$5.15	$3.83	$4.50	$4.55	$3.24
(Loss) income from discontinued operations	(1.14)	0.07	0.03	0.12	0.50
Net income	$4.01	$3.90	$4.53	$4.67	$3.74

Cash dividends per common share	$0.31	$0.27	$0.23	$0.195	$0.175

	As of December 31,

	2012	2011	2010	2009	2008

Working capital	$64,976	$71,123	$54,569	$45,902	$24,179

Total assets	$410,211	$454,512	$288,426	$253,990	$275,966

Long-term debt	$116,377	$144,759	$11,111	$-	$-

Long-term lease obligations	$27,435	$33,938	$20,258	$1,100	$-

Stockholders' equity	$164,335	$143,600	$123,776	$101,310	$76,123

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Customers and Services

We provide sustainment services for legacy systems and equipment and professional services to the U.S. Department of Defense ("DoD") and federal civilian agencies, including the United States Postal Service ("USPS"). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("government") agencies and other government prime contractors. Our largest customer is the DoD, including agencies of the U.S. Army, Navy and Air Force. We also provide services to civilian government customers. See Item 1 "Business – Contracts" on page 6 for revenues by customer.

Discontinued Operations

In December 2012, we decided to divest and sell our subsidiary, Integrated Concepts and Research Corporation ("ICRC"), thereby eliminating our Infrastructure Group. We acquired ICRC in 2007. ICRC was engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to federal civilian agencies. ICRC's largest contract was with the U.S. Department of Transportation Maritime Administration ("MARAD") for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The MARAD contract expired on May 31, 2012, when the option year was not exercised. Upon evaluating the impact of the elimination of this PIEP program from ICRC's business base, we determined that expected financial results of our remaining construction management services business would not justify our continuation of its operations. We have commenced efforts to sell ICRC and held preliminary discussions with potential buyers, however, there is no assurance that we will succeed in selling ICRC. On February 20, 2013 we signed a letter of intent with a prospective buyer to sell ICRC. We expect to close on the transaction during the first half of 2013.

Organization and Segments

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. We have four reportable segments aligned with our management groups: 1) Federal; 2) International; 3) IT, Energy and Management Consulting; and 4) Supply Chain Management.

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches, government agencies and other customers. These services include full life cycle engineering, logistics, maintenance, field support, and refurbishment services to extend and enhance the life of existing vehicles and equipment; comprehensive systems and software engineering, systems technical support, configuration management, obsolescence management, prototyping services, technology insertion programs, and technical documentation and data packages; and management and execution of government programs under large multiple award contracts. This group provides its services to the U.S. Army, Army Reserve, Marine Corps, and other customers. Significant current work efforts for this group include our ongoing U. S. Army Reserve vehicle refurbishment program and various vehicle and equipment maintenance and sustainment programs for U. S. Army commands. Significant work efforts in prior years included task orders performed under our U.S. Army CECOM Rapid Response ("R2") contract, which expired in 2011.

International Group – Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, and foreign military sales services to the U.S. military branches, government agencies, and other customers. These services include program management, engineering, technical support, logistics services, and follow-on technical support for ship reactivations and transfers; field engineering, ship repair and modernization, ship systems installations, ordnance engineering, facility operations, war reserve materials management, and IT systems integration; aircraft sustainment and maintenance services; and management, maintenance, storage and disposal support for seized and forfeited general property programs. This group provides its services to the U.S. Navy, Air Force, Department of Treasury, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Significant current work efforts for this group include ongoing assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program, and management of Department of Treasury and ATF seized and forfeited general property programs ("Seized Asset Programs").

IT, Energy and Management Consulting Group - Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), G&B Solutions, Inc. ("G&B"), and Akimeka, LLC ("Akimeka"). This group provides technical and consulting services primarily to various DoD and civilian government agencies, including the U.S. Departments of Defense, Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Effective January 1, 2013, the businesses of G&B and Akimeka were combined, with integration expected to be substantially complete in late 2013. The combined G&B and Akimeka businesses offer solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services, and product and process improvement services.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group is comprised of our Wheeler Bros., Inc. ("WBI") subsidiary, acquired in June 2011, and other VSE Supply Chain Management work. Significant current work efforts for this group include WBI's ongoing Managed Inventory Program ("MIP") for USPS and direct sales to other clients.

Concentration of Revenues
	Years ended December 31, (in thousands)
Source of Revenues	2012	%	2011	%	2010	%
USPS MIP	$129,392	24	$73,753	13	$-	-
FMS Program	88,167	16	100,021	17	141,418	17
U.S. Army Reserve	78,269	14	62,848	11	61,064	8
R2 and R2-3G Programs	14,559	3	77,340	13	407,057	50
Other	236,368	43	266,800	46	201,416	25
Total Revenues	$546,755	100	$580,762	100	$810,955	100

Management Outlook

We continue to improve our operating margins and maintain operating income levels in a very challenging environment that has caused our revenue levels to decline. We have accomplished this operating margin and operating income performance by transitioning our business away from lower margin revenue that was predominantly driven by pass-through work to more profitable lines of business. While most of the declines in our programs that have experienced revenue losses in recent years have now run their course, our industry will continue to face challenges to future revenue levels caused by changing government budgeting and spending priorities, initiatives, and processes. We believe that we are positioned to withstand these challenges in the coming year.

We have several key programs centered on our legacy systems and equipment sustainment heritage that we expect to sustain our business in the coming years. Our vehicle and equipment refurbishment program for the U.S. Army Reserve and the U.S. Army remains a strong part of our business and we will target additional client locations and other clients to expand this program. While the contract supporting the U. S. Army Reserve work is being re-competed again through various contract vehicles with an expected award date in 2013, we are optimistic that we will continue our long time service on this program. Our FMS Program revenues for the past two years have been generated primarily from follow on technical services work with very little ship reactivation and transfer work. Our win of the protested award of the contract supporting this work in early 2012 gives us potential contract coverage of up to $1.5 billion over a five-year period. This level of contract coverage, combined with the eligibility, upon approval, of multiple U. S. Navy ships for transfer to foreign government clients, is expected to present us with opportunity for revenue growth from this program in future years. We have delivered a vehicle for evaluation under our USPS contract to develop a more fuel efficient repowered gasoline delivery vehicle that will provide USPS with increased fuel efficiency, enhanced environmental standards, and an extended service life of its vehicle fleet. The repowered vehicle uses an engine designed by our WBI subsidiary specifically for the USPS vehicle fleet. If USPS approves the engine and we successfully move this effort to the production stage, we expect to generate an additional future revenue stream. We cannot determine with certainty if or when production will begin. WBI's supply chain and inventory management competencies also provide us opportunities to further diversify our customer base to other markets, including commercial work.

If the automatic spending reductions mandated by the sequestration provisions of the 2011 Budget Control Act are implemented, they would add to the financial challenges facing our industry. Sequestration could result in delaying or canceling of awards across all sectors of the government as each agency determines how to implement budget cuts. Some of our smaller revenue programs, including some energy and IT programs, may potentially be adversely impacted by sequestration. A significant amount of our revenues come from our larger programs that either do not rely on tax funded government spending or provide service life extension for platforms which are unlikely to be replaced through new procurements. Our USPS Managed Inventory Program and Treasury and ATF Seized Asset Programs are largely self-funded through collections of postage and asset auction proceeds, and our FMS Program is largely funded by foreign government clients. Our U. S. Army Reserve vehicle refurbishment program provides our client with a means to maintain necessary levels of vital capital assets while relieving the client of the need to spend larger amounts on replacement assets. While all the specific effects of sequestration cannot yet be determined, we believe that we are positioned to minimize the negative impact it could have on our financial results in the coming years.

During 2012 we made progress in reducing our bank debt despite significant capital investment requirements associated with the move to our new headquarters building and our purchase of office, warehouse and distribution facilities that support our WBI operations. We do not anticipate similar levels of capital investment in 2013, and therefore expect to be able to continue paying down our debt more quickly. This will position us to consider a variety of financial options to increase shareholder value, including acquisitions.

Bookings and Funded Backlog

Our revenues depend on contract funding ("bookings"), which generally occur at the time contract funding documentation is received. For our revenues that depend on bookings arising from the receipt of contract funding documentation, funded contract backlog is an indicator of potential future revenues. While bookings and funded contract backlog generally result in revenues, occasionally we will have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

Revenues for WBI are predominantly driven by the rate and timing of parts failure on customer vehicles, and WBI bookings generally occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have significant amounts of funded contract backlog and such backlog is not an indicator of WBI's potential future revenues.

A summary of our bookings and revenues for the years ended December 31, 2012, 2011 and 2010, and funded contract backlog as of December 31, 2012, 2011 and 2010 is as follows.

	(in millions)
	2012	2011	2010
Bookings	$539	$493	$750
Revenues	$547	$581	$811
Funded Backlog	$250	$282	$400

Recently Issued Accounting Pronouncements

On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board ("FASB") to existing guidance on the presentation of comprehensive income.  This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our  consolidated financial statements.

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

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Our FMS Program contract is a cost plus award fee contract. This contract has terms that specify award fee payments that are determined by performance and level of contract activity. Award fees are made during the year through a contract modification authorizing the award fee that is issued subsequent to the period in which the work is performed. We recognize award fee income on the FMS Program contract when the fees are fixed or determinable. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items are recorded based on a price per unit as units are delivered.

Substantially all of the WBI's revenues result from a Management Inventory Program ("MIP") that supplies vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the product is used by the customer.

Revenues by contract type for the years ended December 31 were as follows (in thousands):

Contract Type	2012	%	2011	%	2010	%
Cost-type	$124,908	22.8	$149,382	25.7	$206,799	25.5
Time and materials	197,369	36.1	266,106	45.8	547,340	67.5
Fixed-price	224,478	41.1	165,274	28.5	56,816	7.0
	$546,755	100.0	$580,762	100.0	$810,955	100.0

A significant portion of our time and materials revenues in 2011 and 2010 were from our R2 contract, which expired in January 2011. WBI revenues are classified as fixed-price revenue. Accordingly, the percentages of work performed by contract type will differ from year to year.

We will occasionally perform work at risk, which is work performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this "risk funding" as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Revenues recognized as of December 31, 2012 include approximately $7.1 million for which we had not received formalized funding, which includes approximately $3.9 million of risk funding associated with our expired MARAD contract. We believe that we are entitled to reimbursement and expect to receive all of this funding.

Long-Lived Assets

In assessing the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets.

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

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform this review at the beginning of our fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment assessment requires us to estimate the fair value of our reporting units and involves the use of subjective assumptions. In 2012, we recorded a goodwill impairment charge for our discontinued ICRC subsidiary of approximately $6.0 million and an impairment charge of $1.5 million for ICRC's trade name. During  2012, we began amortizing the trade name of G&B.  As of December 31, 2012, we have no intangible assets with indefinite lives and we had an aggregate of approximately $92 million of goodwill associated with our acquisitions as follows:

Goodwill (in millions) as of December 31,
Reporting Units	2012
Energetics	$ 1.0
G&B	14.8
Akimeka	15.1
WBI	61.2
Total	$92.1

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

Results of Operations

	Revenues (in thousands)
	Years ended December 31,
	2012	%	2011	%	2010	%
Federal Group	$140,424	25.7	$184,147	31.7	$454,660	56.1
International Group	167,193	30.6	206,746	35.6	261,499	32.2
IT, Energy and Management Consulting Group	94,225	17.2	106,817	18.4	94,796	11.7
Supply Chain Management Group	144,913	26.5	83,052	14.3	-	-
	$546,755	100.0	$580,762	100.0	$810,955	100.0

Our revenues decreased by approximately $34 million or 6% for the year ended December 31, 2012 as compared to the prior year. The change in revenues for this period resulted from a decrease in our Federal Group of approximately $44 million; a decrease in our International Group of approximately $40 million; a decrease in our IT, Energy, and Management Consulting Group of approximately $13 million; and an increase in our Supply Chain Management Group of approximately $62 million, attributable primarily to the inclusion of WBI in our operating results for a full year in 2012 as compared to a partial year in 2011.

Our revenues decreased by approximately $230 million or 28% for the year ended December 31, 2011 as compared to the prior year. The change in revenues for this period resulted from a decrease in our Federal Group of approximately $271 million; a decrease in our International Group of approximately $55 million; an increase in our IT, Energy, and Management Consulting Group of approximately $12 million, attributable primarily to the inclusion of full year revenues of Akimeka in 2011 as compared to partial year revenues in 2010; and to the inclusion of WBI revenues of approximately $83 million in our operating results for a partial year in 2011.

	Consolidated Statements of Income (in thousands)
	Years ended December 31,
	2012	%	2011	%	2010	%
Revenues	$546,755	100.0	$580,762	100.0	$810,955	100.0
Contract costs	490,686	89.8	539,472	92.9	771,028	95.1
Selling, general and administrative expenses	3,968	0.7	5,213	0.9	1,987	0.2
Impairment of goodwill and intangible assets	1,025	0.2	0	0.0	0	0.0
Operating income	51,076	9.3	36,077	6.2	37,940	4.7
Interest expense, net	7,224	1.3	3,685	0.6	199	0.0

Income before income taxes	43,852	8.0	32,392	5.6	37,741	4.7
Provision for income taxes	16,488	3.0	12,202	2.1	14,236	1.8

Income from continuing operations	27,364	5.0	20,190	3.5	23,505	2.9
(Loss) income from discontinued operations, net of tax	(6,070)	(1.1)	362	0.1	182	0.0

Net income	$21,294	3.9	$20,552	3.6	$23,687	2.9

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. This includes costs associated with the acquisition of WBI in 2011,  and expenses associated with a work share agreement with a subcontractor and legal fees associated with protested contract awards in 2011 and 2012.

Our operating income increased by approximately $15 million or 42% in 2012 as compared to 2011. The increase resulted primarily from: 1) increased operating income in our Supply Chain Management Group of approximately $7.7 million, attributable primarily to the inclusion of WBI in our operating results for a full year in 2012 as compared to a partial year in 2011; 2) increased operating income of approximately $4.4 million in our Federal Group; and 3) increased operating income in our International Group of approximately $731 thousand. These increases were partially offset by decreased operating income in our IT, Energy and Management Consulting Group of approximately $551 thousand.

Our operating income decreased by approximately $1.9 million or 5% in 2011 as compared to 2010. The decrease resulted primarily from decreased operating income of approximately $14.5 million in our Federal Group and decreased operating income in our International Group of approximately $4.3 million. These decreases were partially offset by the inclusion of operating income of WBI of approximately $16.3 million for a partial year in 2011 and increased operating income in our IT, Energy and Management Consulting Group of approximately $2.1 million, attributable primarily to the inclusion of full year operating income of Akimeka as compared to partial year operating income in 2010.

Due to the impending expiration of our lease and planned demolition of our headquarters facility after more than four decades of occupancy, we were compelled to relocate in 2012. Lease payments for our new executive and administrative headquarters office building began in May 2012. Terms of our lease agreement have required us to capitalize the construction costs of the leased building. We are also required to classify a significant portion of the monthly expense associated with the lease as depreciation and interest expense, instead of rent expense normally associated with an operating lease. The combined expenses will be a greater monthly amount than the comparable operating rent expense would be in the beginning years of the lease term, and a lesser amount in the later years of the lease. Interest expense increased in 2012 as compared to the prior year due to the interest associated with the headquarters office building lease and to an increase in interest associated with a full year of bank loan financing in 2012 as compared to a partial year of bank loan financing in 2011 related to our acquisition of WBI in 2011. Interest expense increased in 2011 as compared to 2010 due to borrowing associated with our acquisition of WBI.

Provision for Income Taxes

Our effective tax rates were 37.6% for 2012, 37.7% for 2011, and 37.7% for 2010.

Federal Group Results

The results of operations for our Federal Group are (in thousands):

	Years ended December 31,
	2012	%	2011	%	2010	%
Revenues	$140,424	100.0	$184,147	100.0	$454,660	100.0
Contract costs	129,367	92.1	177,745	96.5	434,008	95.5
Selling, general and administrative expenses	636	0.5	378	0.2	109	-
Operating income	10,421	7.4	6,024	3.3	20,543	4.5
Interest expense (income )	291	0.2	(75)	0	(31)	-
Income before income taxes	$10,130	7.2	$6,099	3.3	$20,574	4.5

Revenues for our Federal Group decreased approximately $44 million or 24% for the year ended 2012, as compared to the prior year. The revenue decrease resulted primarily from a decrease in revenues associated with our expiring R2 contract of approximately $72 million. This decrease was partially offset by an increase in work on our U. S. Army Reserve vehicle refurbishment program of approximately $15 million and increases in other work of approximately $13 million.

Revenues for our Federal Group decreased approximately $271 million or 59% for 2011, as compared to the prior year. The decrease in revenues for 2011 was primarily attributable to the expiration of our R2 program contract. Revenues from R2 program activity decreased approximately $245 million in 2011. Revenues from our equipment refurbishment services increased by approximately $3.6 million in 2011. Revenues from our other Federal Group activities decreased by approximately $29 million.

Operating income for our Federal Group increased by approximately $4.4 million or 73% for 2012 as compared to the prior year. The increase resulted primarily from an increase in profits of approximately $4 million associated with the increase in work on our U. S. Army Reserve vehicle refurbishment program. The increase in the profit percentage in 2012 as compared to 2011 is primarily due to a decrease in the lower margin subcontract work performed on our R2 contract that ended in early 2011.

Operating income for our Federal Group decreased by approximately $14.5 million or 71% for 2011 as compared to the prior year. The decrease in operating income is primarily due to a decrease in profits on our expired R2 Program of approximately $3.5 million, and a decrease in profits of approximately $3 million due to lower profit margins on our equipment refurbishment services, and to lower revenue levels and profit margins from our other Federal Group activities.

Our Federal Group realized interest income from cash invested in 2012, 2011, and 2010. Interest income and expense will vary from year to year due to changes in the level of work performed and to normal fluctuations in our billing and collections cycle.

International Group Results

The results of operations for our International Group are (in thousands):

	Years ended December 31,
	2012	%	2011	%	2010	%
Revenues	$167,193	100.0	$206,746	100.0	$261,499	100.0
Contract costs	159,967	95.7	200,309	96.9	251,820	96.3
Selling, general and administrative expenses	1,174	0.7	1,116	0.5	106	-
Operating income	6,052	3.6	5,321	2.6	9,573	3.7
Interest income	448	0.3	(21)	-	197	0.1
Income before income taxes	$5,604	3.3	$5,342	2.6	$9,376	3.6

Revenues for our International Group decreased approximately $40 million or 19% for 2012, as compared to the prior year. The decrease in revenues for 2012 was primarily attributable to a decline of approximately $17 million in pass-through work provided on engineering and technical services task orders, decreases on our FMS Program of approximately $12 million, and a decline of approximately $7 million on our CFT program work.

Revenues for our International Group decreased approximately $55 million or 21% for 2011, as compared to the prior year. The decrease in revenues for 2011 was primarily attributable to decreases on the FMS Program of approximately $41 million and the Seized Asset Program of approximately $12 million. This group's decrease is due in large part to a reduction in work performed in Egypt and funding and work order delays associated with the re-compete, award and subsequent protests of these contracts.

Operating income for our International Group increased by approximately $731 thousand or 14% for 2012, as compared to the prior year. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. We recognized four award fees in our operating results in 2012 and two award fees in 2011 on this program. Because we had not received contractual notification as of December 31, 2011 for an estimated $1.1 million award fee for work performed in 2011, revenue and income for this award fee was recognized in 2012 instead of 2011. This effectively decreased 2011 operating income and increased 2012 operating income as compared to the typical pattern associated with this program, and was the primary reason for the increase in operating income for this group in 2012. Operating income was reduced by a charge taken in 2012 of approximately $1 million associated with the lease of warehouse facilities for our Seized Asset Programs.

Operating income for our International Group decreased by approximately $4.3 million or 44% for 2011, as compared to the prior year. The decline in operating income is primarily due to differences in the amount and timing of fee income recognized on the Seized Asset Programs. Under the cost plus incentive fee contract to support the Treasury Seized Asset Program that ended September 30, 2010, we recognized incentive fee of approximately $3.2 million in the third quarter of 2010 that was based on a twelve-month assessment ending September 30, 2010. The interim contract under which we performed work in 2011 is a cost plus fixed fee contract for which a lesser fee is earned and recognized as work is performed. Also, because we had not received contractual notification as of December 31, 2011 for an estimated $1.1 million award fee for work performed in 2011 on our FMS Program, our fourth quarter operating results do not include this award fee, which was deferred into 2012. A loss of $750 thousand associated with a work share agreement with a subcontractor also contributed to the decline in operating income. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with the FMS Program.

Our International Group realized interest income from cash invested in 2012 and 2011 and incurred net interest expense in 2010. Interest income and expense will vary from year to year due to changes in the level of work performed and to normal fluctuations in our billing and collections cycle.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are (in thousands):

	Years ended December 31,
	2012	%	2011	%	2010	%
Revenues	$94,225	100.0	$106,817	100.0	$94,796	100.0
Contract costs	82,085	87.1	93,850	87.9	84,225	88.8
Selling, general and administrative expenses	324	0.4	600	0.6	345	0.4
Operating income	11,816	12.5	12,367	11.5	10,226	10.8
Interest income	14	0.0	(73)	(0.1)	(49)	-
Income before income taxes	$11,802	12.5	$12,440	11.6	$10,275	10.8

Revenues for our IT, Energy and Management Consulting Group decreased approximately $13 million or 12% for 2012, as compared to the prior year. The decrease in revenues was due primarily to a general decline in services ordered by clients. Operating income for this segment decreased approximately $551 thousand, or 4% for 2012, as compared to the prior year. The year over year changes in operating income are attributable to a decrease in profits associated with the revenue declines and a charge for impairment of acquisition related intangible assets for Akimeka, offset by increases to operating income from reductions in the accrued earn-out obligations associated with our acquisition of Akimeka. Operating income increases from reductions of our accrued earn-out liability for Akimeka were approximately $5.1 million for 2012, compared to approximately $2.7 million for the prior year. The charge for impairment of acquisition related intangible assets for Akimeka for 2012 was approximately $1 million, compared to no impairment in the prior year.

Revenues for our IT, Energy and Management Consulting Group increased by approximately $12 million or 13% for 2011, as compared to the prior year. Operating income for this segment increased by approximately $2.1 million or 21% for 2011, as compared to the prior year. Akimeka operating results are included in this segment beginning in August 2010. The inclusion of Akimeka operating results in this segment for a full year in 2011 and a partial year in 2010 is the primary reason for changes in this segment's revenues and operating income in 2011 as compared to 2010. Full year revenues for Akimeka in 2011 were approximately $29.6 million compared to partial year revenues in 2010 of approximately $12 million. Full year operating income for Akimeka in 2011 was approximately $3.5 million compared to partial year operating income in 2010 of approximately $1.6 million. Energetics revenues were substantially unchanged and G&B revenues declined approximately $4.7 million for 2011.

Our IT, Energy and Management Consulting Group realized interest income from cash invested in 2012, 2011, and 2010. Interest income and expense will vary from year to year due to changes in the level of work performed and to normal fluctuations in our billing and collections cycle.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are (in thousands):

	Years ended December 31,
	2012	%	2011	%
Revenues	$144,913	100.0	$83,052	100.0
Contract costs	120,048	82.8	66,124	79.6
Selling, general and administrative expenses	854	0.6	613	0.8
Operating income	24,011	16.6	16,315	19.6
Interest income	729	0.5	350	0.4
Income before income taxes	$23,282	16.1	$15,965	19.2

Our Supply Chain Management Group was established and began contributing to our operating results upon our acquisition of WBI in June 2011. Accordingly, we had a full year of operating results for this segment in 2012 compared to a partial year in 2011, and therefore financial performance comparisons to prior year results are not yet meaningful. Operating income for this segment in 2012 was decreased by approximately $802 thousand for adjustments to the accrued earn-out obligations associated with our acquisition of WBI.

Financial Condition

Our financial condition did not change materially in 2012. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $1 million during 2012.

Cash provided by operating activities increased by approximately $25 million in 2012 as compared to 2011. The change is attributable to an increase of approximately $14 million due to changes in the levels of operating assets and liabilities; an increase of approximately $10 million in depreciation and amortization and other non-cash operating activities, including impairments of goodwill and other intangible assets of approximately $9 million; and an increase of approximately $742 thousand in cash provided by net income. Our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities decreased approximately $156 million in 2012 as compared to 2011. This was primarily due to cash used for our acquisition of WBI of approximately $175 million in 2011.

Cash used in financing activities was approximately $33 million in 2012 compared to cash provided by financing activities of approximately $142 million for 2011. This difference was primarily due to bank borrowing to finance our acquisition of WBI in 2011.

Cash provided by operating activities increased by approximately $16 million in 2011 as compared to 2010. The change is attributable to an increase of approximately $14 million due to changes in the levels of operating assets and liabilities, an increase of approximately $5 million from an increase in depreciation and amortization and other non-cash operating activities, and to a decrease of approximately $3.1 million in cash provided by net income.

Cash used in investing activities increased approximately $147 million to $182 million in 2011 as compared to 2010. Our most significant investing activity in 2011 was the acquisition of WBI for approximately $175 million.

Cash provided by financing activities increased approximately $127 million to $142 million in 2011 as compared to 2010. This was primarily due to bank borrowing to finance our acquisition of WBI in 2011.

We paid quarterly cash dividends totaling approximately $1.6 million or $0.30 per share during 2012. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. In 2012, we made approximately $9 million in capital investments related to the move of our corporate headquarters offices in May 2012 and in December 2012 we used approximately $9 million to purchase office, warehouse and distribution facilities that support our WBI operations. From time to time, we may also invest in the acquisition of other companies. Our acquisitions of WBI in 2011 and Akimeka in 2010 required a significant use of our cash.

Our external financing consists of a loan agreement entered into in June 2011 with a group of banks to make the WBI acquisition and provide working capital for our continuing operations. This loan agreement, which expires in June 2016, replaced a previous loan agreement and consists of a term loan, revolving loans, and letters of credit.

The term loan requires quarterly installment payments. Our future scheduled term loan payments are: $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016. The amount of term loan borrowings outstanding as of December 31, 2012 is approximately $92.2 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2012 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $48 million in revolving loan amounts outstanding and $1.3 million of letters of credit outstanding as of December 31, 2012. During 2012, the highest outstanding revolving loan amount was $81 million and the lowest was $40 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2012, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of December 31, 2012, interest rates on portions of our outstanding debt ranged from 2.21% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.10%.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at December 31, 2012.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.75 to 1	2.48 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.47 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	0.80 to 1	0.88 to 1

We currently do not use public debt security financing.

Contractual Obligations

Our contractual obligations as of December 31, 2012 are (in thousands):

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Bank loan debt	$140,188	$23,438	$116,750	$-	$-
Operating leases, net of non-cancelable sublease income	17,605	7,499	7,861	2,245	-
Corporate headquarters lease	65,173	3,755	7,853	8,325	45,240
Purchase obligations	1,437	841	431	165	-
Total	$224,403	$35,533	$132,895	$10,735	$45,240

Long term debt consists of borrowings on our bank loan agreement.

Operating lease commitments are primarily for our former headquarters building, for which the lease expires in April 2013, and leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs. We also have some equipment and software leases that are included in these amounts.

We have a 15-year lease agreement whereby lease payments began in May of 2012 for executive and administrative headquarters space. Terms of our lease agreement have required us to capitalize the construction costs of the leased building and account for the lease upon occupancy in May 2012 under the finance method of lease accounting rules.

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

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods of time. The resulting fixed rates on this portion of our debt are higher than the variable rates and have increased our net effective rate, but have given us protection us against interest rate increases.

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of December 31, 2012 is $72.8 million.

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

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 6, 2013

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,501	$451
Receivables, principally U.S. Government, net	90,621	117,568
Inventories	41,555	41,990
Deferred tax assets	767	1,355
Other current assets	8,641	17,083
Assets held for sale	2,890	-
Total current assets	145,975	178,447

Property and equipment, net	62,468	57,113
Intangible assets, net	92,421	106,536
Goodwill	92,052	98,879
Deferred tax assets	2,099	231
Other assets	15,196	13,306
Total assets	$410,211	$454,512

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$23,274	$18,587
Accounts payable	30,063	50,353
Current portion of earn-out obligations	-	4,153
Accrued expenses and other current liabilities	26,688	33,864
Dividends payable	423	367
Liabilities held for sale	551	-
Total current liabilities	80,999	107,324

Long-term debt, less current portion	116,377	144,759
Deferred compensation	10,684	8,215
Long-term lease obligations, less current portion	27,435	33,938
Earn-out obligations, less current portion	9,098	16,415
Other liabilities	1,283	261
Total liabilities	245,876	310,912

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,293,316 and 5,246,527 respectively	265	262
Additional paid-in capital	18,193	17,069
Retained earnings	146,614	126,961
Accumulated other comprehensive loss	(737)	(692)
Total stockholders' equity	164,335	143,600
Total liabilities and stockholders' equity	$410,211	$454,512

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2012	2011	2010
Revenues:
Services	$398,682	$490,078	$797,982
Products	148,073	90,684	12,973
Total revenues	546,755	580,762	810,955

Contract costs
Services	368,540	466,481	762,289
Products	122,146	72,991	8,739
Total contract costs	490,686	539,472	771,028

Selling, general and administrative expenses	3,968	5,213	1,987

Impairment of intangible assets	1,025	-	-

Operating income	51,076	36,077	37,940

Interest expense, net	7,224	3,685	199

Income from continuing operations before income taxes	43,852	32,392	37,741

Provision for income taxes	16,488	12,202	14,236

Income from continuing operations	27,364	20,190	23,505

(Loss) income from discontinued operations, net of tax	(6,070)	362	182

Net income	$21,294	$20,552	$23,687

Basic earnings per share:
Income from continuing operations	$5.18	$3.86	$4.53
(Loss) income from discontinued operations	(1.15)	0.07	0.03
Net income	$4.03	$3.93	$4.56

Basic weighted average shares outstanding	5,282,047	5,232,055	5,189,263

Diluted earnings per share:
Income from continuing operations	$5.15	$3.83	$4.50
(Loss) income from discontinued operations	(1.14)	0.07	0.03
Net income	$4.01	$3.90	$4.53

Diluted weighted average shares outstanding	5,309,862	5,267,857	5,219,234

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(in thousands)

	For the years ended December 31,
	2012	2011	2010

Net income	$21,294	$20,552	$23,687
Change in fair value of interest rate swap agreements, net of tax	(45)	(692)	-
Comprehensive income	$21,249	$19,860	$23,687

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2009	5,170	$258	$15,720	$85,332	$-	$101,310
Net income	-	-	-	23,687	-	23,687
Stock-based compensation	24	2	1,035	-	-	1,037
Other	-	-	(1,063)	-	-	(1,063)
Dividends declared ($0.23)	-	-	-	(1,195)	-	(1,195)
Balance at December 31, 2010	5,194	260	15,692	107,824	-	123,776
Net income	-	-	-	20,552	-	20,552
Stock-based compensation	53	2	1,377	-	-	1,379
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	(692)	(692)
Dividends declared ($0.27)	-	-	-	(1,415)	-	(1,415)
Balance at December 31, 2011	5,247	262	17,069	126,961	(692)	143,600
Net income	-	-	-	21,294	-	21,294
Stock-based compensation	46	3	1,124	-	-	1,127
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	(45)	(45)
Dividends declared ($0.31)	-	-	-	(1,641)	-	(1,641)
Balance at December 31, 2012	5,293	$265	$18,193	$146,614	$(737)	$164,335

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$21,294	$20,552	$23,687
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	8,953	-	-
Depreciation and amortization	21,162	15,099	8,937
Deferred taxes	(1,253)	1,283	(728)
Stock-based compensation	744	1,033	1,705
Earn-out obligation adjustment	(4,337)	(2,486)	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	25,051	51,323	26,061
Inventories	435	(4,758)	-
Other current assets and noncurrent assets	5,938	(3,420)	(4,396)
Accounts payable and deferred compensation	(17,279)	(31,596)	(35,682)
Accrued expenses and other current liabilities	(1,719)	(12,744)	(1,571)
Long-term lease obligations	(506)	(91)	(42)
Other liabilities	992	108	(14)

Net cash provided by operating activities	59,475	34,303	17,957

Cash flows from investing activities:
Purchases of property and equipment	(20,863)	(6,635)	(4,805)
Cash paid for acquisitions, net of cash acquired	(4,607)	(174,945)	(30,204)

Net cash used in investing activities	(25,470)	(181,580)	(35,009)

Cash flows from financing activities:
Borrowings on loan arrangement	269,388	471,303	174,926
Repayments on loan arrangement	(293,409)	(324,848)	(157,148)
Earn-out obligation payments	(6,787)	(1,384)	(1,845)
Payments on capital lease obligations	(562)	-	-
Payment of debt financing costs	-	(1,747)	-
Dividends paid	(1,585)	(1,360)	(1,141)

Net cash (used in) provided by financing activities	(32,955)	141,964	14,792

Net increase (decrease) in cash and cash equivalents	1,050	(5,313)	(2,260)
Cash and cash equivalents at beginning of year	451	5,764	8,024
Cash and cash equivalents at end of year	$1,501	$451	$5,764

Supplemental cash flow disclosures (in thousands):

Cash paid for:
Interest	$5,512	$3,149	$359
Income taxes	$10,686	$12,625	$15,466

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

(1)  Nature of Business and Significant Accounting Policies

Nature of Business

The term "VSE," the "Company," "us," "we," or "our" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and federal civilian agencies, including the United States Postal Service ("USPS"). Our operations consist primarily of logistics, engineering, equipment refurbishment, supply chain management, IT solutions, health care IT, energy solutions and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("government") agencies and other government prime contractors.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our unincorporated divisions and wholly owned subsidiaries. Our active subsidiaries are Energetics Incorporated ("Energetics"), G&B Solutions, Inc. ("G&B"), Akimeka, LLC ("Akimeka"), acquired on August 19, 2010, and Wheeler Bros., Inc. ("WBI"), acquired on June 6, 2011. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements also account for the classification of the Infrastructure Group as a result of discontinued operations of our subsidiary Integrated Concepts and Research Corporation ("ICRC") and therefore any financial impact of such group has been presented as discontinued operations in the 2012, 2011 and 2010 reporting periods.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, recoverability of goodwill and intangible assets, self-insured health claims and earn-out obligations related to acquisitions consummated after January 1, 2009.

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

During the first quarter of 2012, we determined that our restricted stock awards should be included in our diluted weighted average common shares outstanding.  We have corrected the diluted weighted average common shares outstanding as of December 31, 2011 and 2010 to include the dilutive effect of the restricted stock awards.  The effect of this change was inconsequential to our financial statements for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Basic weighted average common shares outstanding	5,282,047	5,232,055	5,189,263
Effect of dilutive shares	27,815	35,802	29,971
Diluted weighted average common shares outstanding	5,309,862	5,267,857	5,219,234

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation of computer equipment, furniture, other equipment is provided principally by the straight-line method over periods of 3 to 15 years. Depreciation of buildings and land improvements is provided by the straight-line method over periods of approximately 15 to 20 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables.  Contracts with the government, either as a prime or subcontractor, accounted for approximately 99% of revenues for each of the years ended December 31, 2012, 2011, and 2010. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including debt, approximate book value.

Revenues

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

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Our FMS Program contract is a cost plus award fee contract. This contract has terms that specify award fee payments that are determined by performance and level of contract activity. Award fees are made during the year through a contract modification authorizing the award fee that is issued subsequent to the period in which the work is performed. We recognize award fee income on the FMS Program contract when the fees are fixed or determinable. Due to such timing, and to fluctuations in the level of revenues, profits as a percentage of revenues on this contract will fluctuate from period to period.

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items are recorded based on a price per unit as units are delivered.

Substantially all of the WBI's revenues result from a Management Inventory Program ("MIP") that supplies vehicle parts to clients.  We recognize revenue from the sale of vehicle parts when the product is used by the customer.

Revenue related to work performed on contracts at risk, which is work performed at the customer's request prior to the government formalizing funding, is not recognized until it can be reliably estimated and its realization is probable.

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency.  Our indirect cost rates have been audited and approved for 2006 and prior years with no material adjustments to our results of operations or financial position.  While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations or financial position.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.  Included in inventory are related purchasing, storage, and handling costs.  Our inventory primarily consists of vehicle replacement parts.

Deferred Compensation Plans

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan ("DSC Plan"), to provide incentive and reward for certain management employees based on overall corporate performance. We maintain the underlying assets of the DSC Plan in a Rabbi Trust and changes in asset values are included in contract costs on the accompanying consolidated statements of income.  During 2010 we began to invest the assets held by the Rabbi Trust in both corporate owned life insurance ("COLI") products and in mutual funds.  The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value.  The DSC Plan assets are included in other assets and the obligation to the participants is included in deferred compensation on the accompanying consolidated balance sheets.

Deferred compensation plan expense recorded as contract costs in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 was approximately $1.2 million, $1.4 million, and $1.9 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment to be held and used. We review the carrying values of long-lived assets other than goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value. During 2012, impairment charges of approximately $1.0 million were recorded for the intangible assets related to the acquisition of Akimeka (see Note 6). Also during 2012, an impairment charge of approximately $1.9 million was recorded for the intangible assets related to our acquisition of ICRC (see Note 6). No impairment charges were recorded in the years ended December 31, 2011 or 2010.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently if potential interim indicators are identified.  We test for impairment using a two-step approach at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the estimated fair value of the reporting unit.  If the carrying amount of the unit exceeds its estimated fair value, a second step is performed to measure the amount of impairment loss, if any.  Based on the results of the impairment analyses performed during quarters three and four of 2012, goodwill impairment charges of approximately $6.0 million were recorded related to our ICRC acquisition (see Note 6). No impairment charges were recorded in the years ended December 31, 2011 or 2010.

Intangibles

Intangible assets consist of the value of contract-related intangible assets, trade names and acquired technologies acquired in acquisitions (see Notes 5 and 6). We amortize on a straight-line basis intangible assets acquired as part of acquisitions over their estimated useful lives unless their useful lives are determined to be indefinite.  The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations.  Our contract-related intangibles are amortized over their estimated useful lives of approximately 5 to 12 years with a weighted-average life of approximately 11.3 years as of December 31, 2012.  We have three trade names that are amortized over an estimated useful life of approximately 8.8 years. We have an acquired technologies intangible asset that is amortized over an estimated useful life of 11 years. The weighted-average life for all amortizable intangible assets is approximately 11.0 years as of December 31, 2012.

Recently Issued Accounting Pronouncements

On January 1, 2012, we adopted an update issued by the Financial Accounting Standards Board ("FASB") to existing guidance on the presentation of comprehensive income.  This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Net income and other comprehensive income has been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our condensed consolidated financial statements.

(2)  Receivables

The components of receivables as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Billed	$41,078	$48,382
Unbilled (principally December work billed in January)	49,543	69,186
Total receivables, net	$90,621	$117,568

The unbilled balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $7.1 million and $5.5 million as of December 31, 2012, and 2011, respectively. We expect to invoice substantially all unbilled receivables during 2013.

(3)  Other Current Assets and Other Assets

At December 31, 2012 and 2011, other current assets primarily consisted of vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses and prepaid maintenance agreements. At December 31, 2012 and 2011, other assets primarily consisted of deferred compensation plan assets, cash surrender value of life insurance policies and an acquired software license.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2012 and 2011(in thousands):

	2012	2011
Buildings and building improvements	$44,428	$41,088
Computer equipment	28,704	22,218
Furniture, fixtures, equipment and other	16,897	13,789
Leasehold improvements	6,248	6,196
Land and land improvements	3,310	2,834
	99,587	86,125
Less accumulated depreciation and amortization	(37,119)	(29,012)
Total property and equipment, net	$62,468	$57,113

Depreciation and amortization expense for property and equipment for the years ended December 31, 2012, 2011 and 2010 was approximately $9.2 million, $6.9 million and $6.4 million, respectively.

In November 2009, we signed an agreement to lease a new building to serve as our new headquarters with a rent commencement date of May 1, 2012.  Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules.  We recorded an asset and corresponding long-term liability of $27.3 million and $26.4 million, as of December 31, 2012 and 2011, respectively, in connection with this lease, which is included in the 2012 and 2011 amounts for "Buildings and building improvements" in the table above (see Note 11). According to accounting rules, we have forms of continuing involvement that require us to account for this transaction as a financing lease upon commencement of the lease period.  The building and building improvements will remain on our consolidated balance sheet and will be depreciated over a 15-year period.  Payments made under the lease agreement are applied to service the financing obligation and interest expense based on an imputed interest rate amortizing the obligation over the life of the lease agreement.

(5)  Acquisitions

Wheeler Bros., Inc.

On June 6, 2011, we acquired WBI, a supply chain management company that supplies vehicle parts to the USPS and DoD.  We see significant opportunities for leveraging WBI's supply chain capabilities with our work of extending the service lives of legacy ships, vehicles, aircraft and their systems.

Cash paid at closing was $180 million, which includes approximately $1.9 million of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service. As such, the initial cash purchase price was approximately $178.1 million. WBI's results of operations are included in the accompanying Consolidated Statements of Income beginning June 6, 2011.  Additional cash consideration of $3 million was paid to the sellers during the first quarter of 2012 based on the final working capital adjustment that was recorded as additional goodwill and an accrued liability during December 2011.

  We may be required to make total payments of up to $40 million over a four-year post-closing period if WBI achieves certain financial performance targets. WBI achieved required financial performance targets for the earn-out period ended June 30, 2012. Approximately $7.1 million was paid to the sellers in September 2012 based on WBI's performance during the earn-out period. Included in earn-out obligations on the December 31, 2012 balance sheet is an earn-out obligation of approximately $9.1 million, which represents our best estimate of the fair value of the earn-out obligation. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement

Akimeka, LLC

On August 19, 2010, we acquired Akimeka, which is a health services information technology consulting company serving the government market.

Cash paid at closing was $33 million, which included $725 thousand of prepaid retention bonuses that are being expensed in the post-acquisition period as the employees provide service.  As such, the initial cash purchase price was $32.3 million.  Additional cash consideration of approximately $363 thousand was paid in December 2010 to the sellers based on the final working capital calculation.

Upon acquisition, potential additional payments ("earn-out") were payable to the sellers of up to $11 million over a three-year post-closing period if Akimeka achieved certain financial performance targets. Akimeka did not achieve the required financial performance targets for the years ended December 31, 2012 and 2011, therefore no payments were due.  We have not recorded a liability associated with the final earn-out period ending December 31, 2013 on our December 31, 2012 balance sheet as no future payments are expected.  Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

(6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2010	$-	$29,769	$6,513	$36,282
Increase from acquisition of WBI	61,169	-	-	61,169
Earn-out obligations	-	1,114	314	1,428
Balance as of December 31, 2011	61,169	30,883	6,827	98,879
Impairment loss	-	-	(6,037)	(6,037)
Reclassification to assets held for sale	-	-	(790)	(790)
Balance as of December 31, 2012	$61,169	$30,883	$-	$92,052

Under the terms of the ICRC and G&B acquisitions, additional consideration is due to the sellers if certain financial performance targets are achieved.  G&B achieved certain financial performance targets for the final earn-out period ended on March 31, 2011. This resulted in a $1.1 million earn-out, which was recorded as goodwill and paid to the seller in the second quarter of 2011.  ICRC achieved certain financial performance targets for the period ended December 31, 2011.  This resulted in a $314 thousand earn-out, which was recorded as goodwill and accrued expenses.  The earn-out was paid to the sellers in the first quarter of 2012. Goodwill related to ICRC is included in assets held for sale as of December 31, 2012.

We review goodwill for impairment annually at the beginning of the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. During 2012, we tested goodwill for impairment in the third quarter and at our October 1 annual testing date.

The interim testing performed during the third quarter was based on our assessment that triggering events had occurred.  We determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for two reporting units, one in our Infrastructure segment, ICRC, and one in our IT, Energy and Management Consulting segment, Akimeka.  We estimated the fair value of ICRC and Akimeka using a weighting of fair values derived from the income approach, market approach, and comparative transactions approach with the heaviest weighting placed on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. Based on the results of the first step, we determined that the carrying amounts of ICRC and Akimeka exceeded their fair values.  We performed the second step and recorded a goodwill impairment charge for ICRC of $2.4 million during the third quarter of 2012.  The outcome of the test for ICRC was impacted primarily by the May 31, 2012 contract expiration of the Port of Anchorage Intermodal Expansion Project contract in Alaska. Akimeka's goodwill was not impaired.

During the step two allocation of the fair values to assets and liabilities of ICRC and Akimeka, we determined the carrying values of the contract-related intangible assets of ICRC and Akimeka and the trade name of ICRC were impaired.  The fair value of the contract-related intangible assets was determined by utilizing both the discounted cash flow and excess earnings models and the fair value of the trade name ICRC was determined by utilizing a relief from royalties model.  During the third quarter, we recorded an impairment charge of approximately $1.1 million related to the contract-related intangible assets of ICRC and Akimeka and $420 thousand related to the trade name ICRC.

The results of our annual impairment testing indicated that the fair value of our reporting units exceeded their carrying values as of October 1, 2012.

As a result of the decision to divest ICRC, we determined the fair value of ICRC's goodwill and intangible assets based on an expected sales price as compared to our estimation of the net assets to be sold at closing less costs to sell and, as such, recorded an additional goodwill impairment charge of approximately $3.6 million, contract and customer-related intangible asset impairment charge of $333 thousand, and trade name intangible asset impairment charge of $1.1 million during the fourth quarter of 2012.  Accumulated goodwill impairment as of December 31, 2012 is approximately $6.0 million which is included in loss from discontinued operations, net of tax, on the Consolidated Statements of Income. Accumulated intangible asset impairments as of December 31, 2012 for ICRC of approximately $1.9 million are included in loss from discontinued operations, net of tax and for Akimeka are included in impairment of goodwill and intangible assets on our Consolidated Statements of Income.  Goodwill and intangible assets annual and interim valuations are based on unobservable inputs and as such, are considered level 3 fair value measurements.

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names acquired in the acquisitions of ICRC, G&B, Akimeka and WBI. Intangible assets with indefinite lives not subject to amortization consisted of ICRC and G&B trade names of approximately $2.4 million as of December 31, 2011. The impairment charges recorded in the third and fourth quarters aggregating $1.5 million reduced the value of the ICRC trade name to zero at December 31, 2012.  The G&B trade name is being amortized over two years beginning in 2012. The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $11.2 million, $7.9 million and $2.4 million, respectively.

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Impairment Loss	Net Intangible Assets
December 31, 2012
Contract and customer-related	$96,884	$(21,923)	$(1,416)	$73,545
Acquired technologies	12,400	(1,769)	-	10,631
Trade names – amortizable	10,100	(1,855)	-	8,245
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(25,547)	$(2,916)	$92,421

December 31, 2011
Contract and customer-related	$96,884	$(12,987)	$-	$83,897
Acquired technologies	12,400	(642)	-	11,758
Trade names – amortizable	9,170	(719)	-	8,451
Trade names – indefinite lived	2,430	-	-	2,430
Total	$120,884	$(14,348)	$-	$106,536

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):

Amortization
2013	$10,164
2014	10,048
2015	9,439
2016	9,255
2017	9,255
Thereafter	44,260
Total	$92,421

(7)  Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to fund our acquisition of Wheeler Bros., Inc ("WBI") and provide working capital for our continuing operations. The loan agreement, which expires in June 2016, consists of a term loan facility and a revolving loan facility that also provides us with letters of credit. Financing costs associated with the loan inception of approximately $1.7 million were capitalized and are being amortized over the five-year life of the loan. The loan agreement replaced a predecessor loan agreement that also consisted of a term loan, revolving loan, and letters of credit. The fair value of our outstanding debt as of December 31, 2012 approximates its carrying value.

The term loan requires quarterly installment payments. Our future term loan payments are: $23.4 million in 2013, $25 million in 2014, $34.3 million in 2015, and $9.4 million in 2016. The amount of term loan borrowings outstanding as of December 31, 2012 is approximately $92.2 million. The amount of term loan borrowings outstanding as of December 31, 2011 was approximately $110.9 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2012 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had outstanding as of December 31, 2012, approximately $48 million in revolving loan borrowings and $1.3 million of letters of credit. We had outstanding as of December 31, 2011, approximately $53.3 million in revolving loan borrowings and $5 million of letters of credit.

Total bank loan borrowed funds outstanding as of December 31, 2012, including term loan borrowings and revolving loan borrowings, were approximately $140.2 million. Total bank loan borrowed funds outstanding as of December 31, 2011 were $164.2 million.

               We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2012, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a portion of our outstanding borrowings. In July 2011, we purchased a three-year amortizing LIBOR interest rate swap on the term loan debt for a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of December 31, 2012 is $72.8 million. In July 2011, we purchased a two-year LIBOR interest rate swap on the revolving loan debt for a notional amount of $40 million. The swap amount declined to $20 million in June 2012, and expires in June 2013. With the swap in place, we pay an effective rate on the hedged term debt of 0.7775% plus our base margin during the two years.

After taking into account the impact of hedging instruments, as of December 31, 2012, interest rates on portions of our outstanding debt ranged from 2.21% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.10%.

Interest expense incurred on bank loan borrowings was approximately $5.2 million and $3.1 million during the years ended December 31, 2012 and 2011, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, other affirmative and negative covenants, and subjects us to certain conditions and other limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at December 31, 2012.

(8)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist primarily of accrued compensation and benefits of approximately $19.5 million and $24.0 million as of December 31, 2012 and 2011, respectively.  The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(9) Stock-Based Compensation Plans

(a)  Restricted Stock Plan

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for its directors, officers and other employees (the "2006 Plan").  On May 3, 2011, the stockholders approved amendments to the 2006 Plan extending the term thereof until May 3, 2016.  Under the provisions of the 2006 Plan, we are authorized to issue up to 250,000 shares of our common stock.  The Compensation Committee is responsible for the administration of the 2006 Plan, and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award.  These terms are included in award agreements between us and the recipients of the award.  As of December 31, 2012, 91,264 restricted shares were available for issuance under the 2006 Plan.

Non-employee directors were awarded 10,800 and 9,800 shares of restricted stock on January 3, 2012 and January 2, 2011, respectively, under the 2006 Plan. The grant-date fair value of these restricted stock grants was $25.22 per share and $33.16 per share for the shares awarded in 2012 and 2011, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $272 thousand and $325 thousand during 2012 and 2011, respectively.

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under our 2006 Restricted Stock Plan based on our financial performance for the respective fiscal years.  These restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.   During 2010, we reclassified approximately $1.1 million from stockholders' equity to accrued expenses related to our restricted stock awards. The date of award determination is expected to be in March 2013 for the 2012 awards.   The date of award determination for the 2011 awards and the 2010 awards was March 2, 2012 and 2011, respectively. On each vesting date, 100% of the vested award is paid in our shares.   The number of shares issued is based on the fair market value of our common stock on the vesting date.  The earned amount is expensed ratably over the vesting period of approximately three years. On March 2, 2012, the employees eligible for the 2011 awards, 2010 awards and 2009 awards received 29,379 shares of common stock.  The grant-date fair value of these awards was $23.86 per share.

The stock-based compensation amounts of approximately $744 thousand, $1.0 million and $1.7 million shown on the accompanying statements of cash flows for the years ended December 31, 2012, 2011 and 2010, respectively, are included in contract costs on the accompanying consolidated statements of income and are net of the tax withholding associated with the awards issued of approximately $332 thousand, $393 thousand and $307 thousand, in the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $295 thousand with a weighted average amortization period of 1.3 years.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2012	2011	2010
Employees	$650	$882	$1,656
Non-employee Directors	272	347	298
Total	$922	$1,229	$1,954

(b) Stock-Based Compensation Expense

Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, was included in contract costs and the following line items on the accompanying statements of income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Stock-based compensation included in contract costs	$1,076	$1,427	$2,012
Income tax benefit recognized for stock-based compensation	(414)	(546)	(772)
Total stock-based compensation expense, net of income tax benefit	$662	$881	$1,240

(10)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions.  We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2008.

We file consolidated federal income tax returns that include all of our subsidiaries.  The components of the provision for income taxes from continuing operations for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	2012	2011	2010
Current
Federal	$14,782	$9,272	$13,217
State	2,959	1,647	1,747
	17,741	10,919	14,964
Deferred
Federal	(999)	1,188	(752)
State	(254)	95	24
	(1,253)	1,283	(728)
Provision for income taxes	$16,488	$12,202	$14,236

The differences between the amount of tax computed at the federal statutory rate of 35% and the provision for income taxes from continuing operations for the years ended December 31, are as follows (in thousands):

	2012	2011	2010
Tax at statutory federal income tax rate	$15,348	$11,343	$13,212
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,901	1,233	1,331
Permanent differences, net	(77)	192	(50)
Other, net	(684)	(566)	(257)
Provision for income taxes	$16,488	$12,202	$14,236

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2012 and 2011, are as follows (in thousands):

	2012	2011
Gross deferred tax assets
Deferred compensation and accrued paid leave	$5,947	$5,125
Accrued expenses	1,533	946
Stock-based compensation	386	530
Interest rate swaps	456	429
Reserve for contract disallowances	328	316
Acquisition-related expenses	262	281
Capitalized inventory	424	125
Impairment charges	3,445	-
Other	61	61
Total gross deferred tax assets	12,842	7,813

Gross deferred tax liabilities
Depreciation	(3,288)	(2,563)
Deferred revenues	(2,746)	(2,113)
Intangible assets	(3,942)	(1,551)
Total gross deferred tax liabilities	(9,976)	(6,227)

Net deferred tax assets	$2,866	$1,586

(11)  Commitments and Contingencies

(a)  Leases, Related Party Transactions and Other Commitments

In December 2012, we purchased five land parcels containing four buildings located in an industrial park in Somerset, Pennsylvania that we use to conduct WBI's operations for approximately $8.8 million. Prior to the purchase, we were the tenant under capital leases on the four building facilities with an aggregate obligation of approximately $6.6 million as of December 31, 2011.  The leases for the four building facilities were with legal entities in which certain employees of WBI or their direct relatives have full ownership.  The leases were entered into in June 2011 concurrent with our acquisition of WBI and each had terms of 15 years with two seven-year renewal options. The annual combined base rent amount was approximately $854 thousand and the leases contained escalation provisions for future years.  Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $411 thousand and $266 thousand, respectively.  Interest expense for the years ended December 31, 2012 and 2011 was approximately $646 thousand and $484 thousand, respectively.

We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and fifteen years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index.  Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms.  Lease expense for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Operating Lease Expense	Sublease Income	Net Expense

2012	$11,544	$671	$10,873
2011	$11,787	$770	$11,017
2010	$13,209	$808	$12,401

Future minimum annual non-cancelable commitments as of December 31, 2012 are as follows (in thousands):

	Operating Leases
	Lease Commitments	Sublease Income	Net Commitments

2013	$7,960	$461	$7,499
2014	6,108	286	5,822
2015	2,087	48	2,039
2016	1,194	-	1,194
2017	1,051	-	1,051
Thereafter	-	-	-
Total	$18,400	$795	$17,605

We signed a lease in 2009 for a building to serve as our headquarters with a rent commencement date of May 1, 2012.  Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules.  We recorded a construction asset and corresponding long-term liability of approximately $27.3 million on May 1, 2012, which represents the construction costs incurred by the landlord as of that date.  According to accounting rules, we have forms of continuing involvement that require us to account for this transaction as a financing lease upon commencement of the lease period.  The building and building improvements will remain on our consolidated balance sheet and will be depreciated over a 15-year period.  Payments made under the lease agreement are applied to service the financing obligation and interest expense based on an imputed interest rate amortizing the obligation over the life of the lease agreement.

Future minimum annual non-cancelable commitments under our new headquarters lease as of December 31, 2012, which are not included in the table above, are as follows (in thousands):

Lease Commitments
2013	$3,755
2014	3,868
2015	3,985
2016	4,104
2017	4,221
Thereafter	45,240
Total	$65,173

(b)  Contingencies

We are currently the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors which resulted in the death of five subcontractor employees. The litigation is in the early stages, but we do not anticipate a material adverse effect at this time.

We entered into an agreement with a subcontractor in March 2011 to satisfy certain work share requirements (the "Agreement").  Under the terms of the Agreement, we are required to provide the subcontractor with certain levels of subcontracted work over two specified nine-month periods. The first period began March 1, 2011 and ended November 30, 2011. The second period began December 1, 2011 and ended August 31, 2012. Due to delays in contract awards and protests of contracts awarded to us, we were not able to provide any of the required work for the two periods.  Accordingly, we recorded an expense of $750 thousand on our financial statements during the third quarter of 2011 and another $750 thousand during the second quarter of 2012.

We have, in the normal course of business, certain claims, including legal proceedings, against us and against other parties.  In our opinion, the resolution of these claims will not have a material adverse effect on our results of operations or financial position. However, the results of any claims, including legal proceedings, cannot be predicted with certainty.

(12)  Business Segments and Customer Information

Segment Information

Management of our business operations is conducted under four reportable operating segments: the Federal Group, the International Group, the IT, Energy and Management Consulting Group and the Supply Chain Management Group. These segments operate under separate management teams and financial information is produced for each segment.  The entities within each of the Federal Group, International Group, and IT, Energy and Management Consulting Group reportable segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and profits or losses from operations before income taxes.

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

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") to USPS and direct sales to other clients, including DoD.

Our segment information is as follows (in thousands):

For the years ended December 31,
	2012	2011	2010
Revenues
Federal Group	$140,424	$184,147	$454,660
International Group	167,193	206,746	261,499
IT, Energy and Management Consulting Group	94,225	106,817	94,796
Supply Chain Group	144,913	83,052	-
Total revenues	$546,755	$580,762	$810,955

Income before income taxes:
Federal Group	$10,130	$6,099	$20,574
International Group	5,604	5,342	9,376
IT, Energy and Management Consulting Group	11,802	12,440	10,275
Supply Chain	23,282	15,965	-
Corporate	(6,966)	(7,454)	(2,484)
Income before income taxes	$43,852	$32,392	$37,741

Interest expense (income)
Federal Group	$291	$(75)	$(31)
International Group	448	(21)	197
IT, Energy and Management Consulting Group	14	(73)	(49)
Supply Chain	729	350	-
Corporate	5,742	3,504	82
Total interest expense	$7,224	$3,685	$199

Depreciation and amortization expense:
Federal Group	$3,093	$2,906	$4,115
International Group	3,035	1,903	1,521
IT, Energy and Management Consulting Group	3,753	3,256	1,953
Supply Chain Group	9,914	5,402	-
Total depreciation and amortization	$19,795	$13,467	$7,589

Capital expenditures:
Federal Group	$763	$547	$496
International Group	83	573	816
IT, Energy and Management Consulting Group	53	236	305
Supply Chain Group	341	113	-
Corporate	19,623	5,166	3,188
Total capital expenditures	$20,863	$6,635	$4,805

	December 31,
	2012	2011
Total assets:
Federal Group	$30,130	$29,653
International Group	31,485	49,734
IT, Energy and Management Consulting Group	64,502	70,108
Infrastructure Group	-	27,372
Supply Chain Group	193,214	203,241
Corporate	90,880	74,404
Total assets	$410,211	$454,512

Revenues are net of inter-segment eliminations.  Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments.  Corporate assets are primarily cash and property and equipment.

Customer Information

We are engaged principally in providing diversified logistics, engineering, IT and consulting services to the government, other government prime contractors, and commercial entities. The largest customer for our services is DoD, including agencies of the U.S. Army, Navy, and Air Force. Our revenue by customer is as follows for the years ended December 31, (in thousands):

Revenues by Customer
(dollars in thousands)
Years ended December 31,
Customer	2012	%	2011	%	2010	%
U.S. Army/Army Reserve	$182,412	33.4	$231,615	39.9	$463,378	57.1
U.S. Navy	120,867	22.1	140,551	24.2	198,833	24.5
U.S. Air Force	6,963	1.3	11,971	2.0	13,304	1.7
Total - DoD	310,242	56.8	384,137	66.1	675,515	83.3

USPS	130,866	23.9	75,964	13.1	-	-
Department of Treasury	33,369	6.1	41,434	7.1	49,332	6.1
Department of Interior	16,884	3.1	24,254	4.2	29,810	3.7
Department of Energy	20,898	3.8	23,010	4.0	21,717	2.7
Other government	32,231	5.9	28,160	4.8	29,598	3.6
Total – Federal civilian agencies	234,248	42.8	192,822	33.2	130,457	16.1

Commercial	2,265	0.4	3,803	0.7	4,983	0.6

Total	$546,755	100.0	$580,762	100.0	$810,955	100.0

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

(14)  401(k) Plan and Profit Sharing Plan

We maintain a number of defined contribution plans under Section 401(k) of the Internal Revenue Code of 1986, as amended, that cover substantially all of our employees. Under the provisions of our 401(k) plans, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with these plans was approximately $4.9 million, $4.6 million and $4.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Energetics maintains a profit sharing plan for its employees.  All employees who have completed at least two years of service are members of the profit sharing plan. At our discretion, we may make contributions to the Energetics plan. Total expense for the years ended December 31, 2012, 2011, and 2010 was $217 thousand, $360 thousand, and $270 thousand, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 31, 2012	December 31, 2011
Non-COLI assets held in DSC Plan	Other assets	Level 1	$120	$300

Interest rate swaps	Accrued expenses	Level 2	$ 1,194	$1,122

Earn-out obligation - current	Accrued expenses	Level 3	$-	$4,153

Earn-out obligations - long-term	Earn-out obligations	Level 3	$9,098	$16,415

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1.2 million and $1.1 million at December 31, 2012 and 2011, respectively,  has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $457 thousand and $430 thousand, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet as of December 31, 2012 and 2011, respectively. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

The Akimeka acquisition may require additional payments to be made to the sellers of up to $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets. Akimeka did not achieve the required financial performance targets for the year ended December 31, 2012, therefore no earn-out was due.  See Footnote 5 for the contingent earn-out obligations resulting from the WBI acquisition. WBI earned approximately $7.1 million based on its financial performance for the earn-out period ended June 30, 2012. We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. The fair value of the Akimeka earn-out obligation decreased approximately $5.1 million for the year ended December 31, 2012. The fair value of the WBI earn-out obligation increased $802 thousand for the year ended December 31, 2012.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Current portion	Long-term portion	Total
Balance as of December 31, 2011	$4,153	$16,415	$20,568
Earn-out payments	(7,133)	-	(7,133)
Fair value adjustment included in earnings	-	(4,337)	(4,337)
Reclassification from long-term to short-term	2,980	(2,980)	-
Balance as of December 31, 2012	$-	$9,098	$9,098

(16)  Discontinued Operations

In December 2012, we decided to divest and sell our subsidiary ICRC and eliminate our Infrastructure Group.  ICRC's largest contract was with the U.S. Department of Transportation Maritime Administration ("MARAD") for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The MARAD contract expired on May 31, 2012, when the option year was not exercised by MARAD. Upon evaluating the impact of the elimination of this program from ICRC's business base, we determined that expected financial results of the remaining construction management services business would not justify our continuation of its business. On February 20, 2013 we signed a non-binding letter of intent with a prospective buyer to sell ICRC.  We expect to close on the transaction during the first half of 2013.

The assets and liabilities to be sold are classified as assets and liabilities held for sale on our consolidated balance sheet as of December 31, 2012 and are recorded at the lower of their carrying values or fair values less costs to sell. We evaluate our assets and liabilities held for sale using both income and market approaches.  These inputs are considered level 3 fair value measurements. The goodwill recorded in assets held for sale for ICRC was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing. The major categories of the assets and liabilities held for sale are as follows (in thousands):

Assets:
Accounts receivable	$2,100
Goodwill	790
Total assets held for sale	$2,890

Liabilities:
Accounts payable	$551
Total liabilities held for sale	$551

Revenues and costs of ICRC have been reclassified as discontinued operations for all periods presented.  The major categories included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues	$23,128	$37,830	$55,082

(Loss) income before income taxes	$(9,728)	$580	$292
Income tax (benefit)/expense	(3,658)	218	110
(Loss) income from discontinued operations, net	$(6,070)	$362	$182

(17)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2012 and 2011, in thousands, except earnings per share. Revenues, operating income, and income (loss) from continuing and discontinued operations varies from the amounts previously reported on Forms 10-Qs as a result of ICRC being classified as discontinued operations in the fourth quarter of 2012.

	2012 Quarters

	1st	2nd	3rd	4th

Revenues	$139,987	$135,671	$134,237	$136,860
Operating income	$12,493	$12,552	$14,267	$11,764
Income from continuing operations	$6,769	$6,631	$7,486	$6,478
Loss from discontinued operations	$(101)	$(336)	$(1,522)	$(4,111)
Net income	$6,668	$6,295	$5,964	$2,367

Basic earnings per share:
Income from continuing operations	$1.29	$1.25	$1.42	$1.23
Loss from discontinued operations	$(0.02)	$(0.06)	$(0.29)	$(0.78)
Net income	$1.27	$1.19	$1.13	$0.45
Basic weighted average shares outstanding	5,267	5,287	5,287	5,238

Diluted earnings per share:
Income from continuing operations	$1.28	$1.24	$1.41	$1.22
Loss from discontinued operations	$(0.02)	$(0.06)	$(0.29)	$(0.77)
Net income	$1.26	$1.18	$1.12	$0.45
Diluted weighted average shares outstanding	5,293	5,312	5,311	5,323

	2011 Quarters

	1st	2nd	3rd	4th

Revenues	$145,421	$145,708	$150,108	$139,525
Operating income	$6,677	$7,059	$11,228	$11,113
Income from continuing operations	$4,039	$4,082	$6,021	$6,048
Income from discontinued operations	$133	$129	$99	$1
Net income	$4,172	$4,211	$6,120	$6,049

Basic earnings per share:
Income from continuing operations	$0.77	$0.78	$1.15	$1.15
Income from discontinued operations	$0.03	$0.02	$0.02	$-
Net income	$0.80	$0.80	$1.17	$1.15
Basic weighted average shares outstanding	5,214	5,237	5,238	5,238

Diluted earnings per share:
Income from continuing operations	$0.77	$0.78	$1.14	$1.14
Income from discontinued operations	$0.03	$0.02	$0.02	$-
Net income	$0.80	$0.80	$1.16	$1.14
Diluted weighted average shares outstanding	5,242	5,268	5,268	5,293

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Form 10-K.

Change in Internal Controls

During the fourth quarter of fiscal year 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VSE Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, VSE Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of VSE Corporation and subsidiaries and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 6, 2013

ITEM 9B.   Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2012 in respect to the Annual Meeting of VSE's stockholders (the "Proxy Statement") scheduled to be held on May 7, 2013.

ITEM 10.   Directors, Executive Officers and Corporate Governance

See Item 4 under the caption "Executive Officers of Registrant," and the remaining information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 11.   Executive Compensation

The information required by this Item is incorporated by reference to  the Proxy Statement.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the "Equity Compensation Plan Information" disclosed in Item 5(e) above, the information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

1.            Financial Statements

The consolidated financial statements are listed under Item 8 of this Form 10-K.

2.            Supplemental Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.            Exhibits

See "Exhibit Index" hereinafter contained and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSE CORPORATION
Date: March 6, 2013	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive	March 6, 2013
Maurice A. Gauthier	Officer, President and
Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President	March 6, 2013
Thomas R. Loftus	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Clifford M. Kendall	Chairman/Director	March 6, 2013
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 6, 2013
Calvin S. Koonce

/s/ James F. Lafond	Director	March 6, 2013
James F. Lafond

/s/ David M. Osnos	Director	March 6, 2013
David M. Osnos

/s/ Bonnie K. Wachtel	Director	March 6, 2013
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 6, 2013
Ralph E. Eberhart

/s/ Jack C. Stultz	Director	March 6, 2013
Jack C. Stultz

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Certificate of incorporation and by-laws Restated Certificate of Incorporation of VSE Corporation dated as of February 6, 1996 (Exhibit 3.2 to Form 10-K405 dated March 25, 1996)	*
3.2	By-Laws of VSE Corporation as amended through December 17, 2008 (Exhibit 3.1 to Form 8-K dated December 17, 2008)	*
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
  subsidiaries, Citizens Bank of Pennsylvania and
  a syndicate of six other banks (Exhibit 10.1 to
  Form 8-K dated June 6, 2011)

10.8	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	* +
10.9	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +

10.10	VSE Corporation 2004 Non-employee Directors Stock Plan (Appendix C to Registrant's definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
13.1	Annual report to security holders, Form 10-Q or selected quarterly data	Exhibit 13
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
99.1
Audit Committee Charter (as adopted by the Board
  Of Directors of VSE Corporation on March 9,
  2004)(Appendix A to Registrant's definitive
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