Form 10-Q
period 2013-03-31
VSE CORP
filed 2013-05-02
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013       Commission File Number:  0‑3676

VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-0649263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6348 Walker Lane
Alexandria, Virginia	22310	www.vsecorp.com
(Address of Principal Executive Offices)	(Zip Code)	(Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock par value $.05 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 19, 2013: 5,333,077.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (the "SEC") on March 6, 2013.

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our Annual Report on Form 10-K and any Current Reports on Form 8-K we file with the SEC.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,429	$1,501
Receivables, principally U.S. Government, net	80,850	90,621
Inventories	40,647	41,555
Deferred tax assets	1,219	767
Other current assets	9,842	8,641
Assets held for sale	2,792	2,890
Total current assets	136,779	145,975

Property and equipment, net	61,733	62,468
Intangible assets, net	89,880	92,421
Goodwill	92,052	92,052
Deferred tax assets	1,597	2,099
Other assets	16,584	15,196
Total assets	$398,625	$410,211

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$24,837	$23,274
Accounts payable	27,409	30,063
Accrued expenses and other current liabilities	23,053	26,688
Dividends payable	427	423
Liabilities held for sale	511	551
Total current liabilities	76,237	80,999

Long-term debt, less current portion	102,092	116,377
Deferred compensation	12,177	10,684
Long-term lease obligations, less current portion	27,190	27,435
Earn-out obligation	9,375	9,098
Other liabilities	1,283	1,283
Total liabilities	228,354	245,876

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,333,077 and 5,293,316 respectively	267	265
Additional paid-in capital	19,139	18,193
Retained earnings	151,444	146,614
Accumulated other comprehensive loss	(579)	(737)
Total stockholders' equity	170,271	164,335
Total liabilities and stockholders' equity	$398,625	$410,211

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2013	2012

Revenues:
Services	$81,216	$101,624
Products	37,941	38,363
Total revenues	119,157	139,987

Contract costs:
Services	77,218	95,804
Products	31,565	31,142
Total contract costs	108,783	126,946

Selling, general and administrative expenses	432	548

Operating income	9,942	12,493

Interest expense, net	1,577	1,518

Income from continuing operations before income taxes	8,365	10,975

Provision for income taxes	3,094	4,206

Income from continuing operations	5,271	6,769

Loss from discontinued operations, net of tax	(13)	(101)

Net income	$5,258	$6,668

Basic earnings per share:
Income from continuing operations	$0.99	$1.29
Loss income from discontinued operations	-	(0.02)
Net income	$0.99	$1.27

Basic weighted average shares outstanding	5,317,387	5,267,098

Diluted earnings per share:
Income from continuing operations	$0.99	$1.28
Loss from discontinued operations	-	(0.02)
Net income	$0.99	$1.26

Diluted weighted average shares outstanding	5,329,475	5,292,532

Dividends declared per share	$0.08	$0.07

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2013	2012

Net income	$5,258	$6,668

Change in fair value of interest rate swap agreements	(158)	(195)

Comprehensive income	$5,100	$6,473

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,258	$6,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,099	4,850
Deferred taxes	(48)	2,331
Stock-based compensation	410	185
Earn-out obligation adjustment	277	(552)
Changes in operating assets and liabilities:
Receivables, net	9,869	4,718
Inventories	908	(464)
Other current assets and noncurrent assets	(2,760)	(2,708)
Accounts payable and deferred compensation	(1,237)	(9,324)
Accrued expenses and other current liabilities	(2,612)	976
Long-term lease obligations	(245)	(102)
Other liabilities	-	115

Net cash provided by operating activities	14,919	6,693

Cash flows from investing activities:
Purchases of property and equipment	(1,631)	(8,620)
Cash paid for acquisitions, net of cash acquired	-	(4,607)

Net cash used in investing activities	(1,631)	(13,227)

Cash flows from financing activities:
Borrowings on loan arrangement	69,245	59,616
Repayments on loan arrangement	(82,008)	(52,446)
Earn-out obligation payments	-	(314)
Payments on capital lease obligations	(173)	(37)
Dividends paid	(424)	(368)

Net cash (used in) provided by financing activities	(13,360)	6,451

Net decrease in cash and cash equivalents	(72)	(83)
Cash and cash equivalents at beginning of period	1,501	451
Cash and cash equivalents at end of period	$1,429	$368

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and Federal Civilian agencies, including the United States Postal Service ("USPS"). Our operations consist primarily of supply chain management, equipment refurbishment, logistics, engineering, IT solutions, health care IT, energy solutions and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("government") agencies and other government prime contractors.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments following March 31, 2013 are: $18.8 million in 2013, $25 million in 2014, and $34.3 million in 2015. The amount of our term loan borrowings outstanding as of March 31, 2013 was approximately $78.1 million. The amount of our term loan borrowings outstanding as of December 31, 2012 was approximately $92.2 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2013 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $49.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of March 31, 2013. We had approximately $48 million in revolving loan amounts outstanding and $1.3 million of letters of credit outstanding as of December 31, 2012.

Total bank loan borrowed funds outstanding as of March 31, 2013, including term loan and revolving loan borrowings, were approximately $127.4 million. Total bank loan borrowed funds outstanding as of December 31, 2012 were $140.2 million. The fair value of outstanding debt as of March 31, 2013 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a significant portion of our outstanding borrowings. In July 2011, we purchased a three-year amortizing LIBOR interest rate swap on the term loan debt for a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of March 31, 2013 is $68.1 million. In July 2011, we purchased a two-year LIBOR interest rate swap on the revolving loan debt for a notional amount of $40 million. The swap amount declined to $20 million in June 2012, and expires in June 2013. With the swap in place, we pay an effective rate on the hedged term debt of 0.7775% plus our base margin during the two years.

After taking into account the impact of hedging instruments, as of March 31, 2013, interest rates on portions of our outstanding debt ranged from 2.20% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.08%.

Interest expense incurred on bank loan borrowings was approximately $1.1 million and $1.3 million for the quarters ended March 31, 2013 and 2012, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive financial covenants, a limit on annual dividends, other affirmative and negative covenants, and subjects us to certain conditions and other limitations. Restrictive financial covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with the financial covenants and other terms and conditions at March 31, 2013.

(3) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive restricted stock awards under the 2006 Restricted Stock Plan based on financial performance for the respective fiscal years.  These awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of restricted stock on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 1, 2013, the employees eligible for the restricted stock awards based on the financial performance of 2010, 2011 and 2012, received a total of 23,661 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under the 2004 Non-Employee Directors Stock Plan. On January 2, 2013, the non-employee Directors received 16,100 shares of restricted common stock. Compensation expense related to this award was approximately $413 thousand.

The compensation expense related to all restricted stock awards discussed above and included in contract costs for the three months ended March 31, 2013 and 2012 was approximately $667 thousand and $517 thousand, respectively.

The stock-based compensation amount of approximately $410 thousand and $185 thousand shown on the accompanying statements of cash flows for the three months ended March 31, 2013 and 2012, respectively, is based

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months ended March 31,
	2013	2012

Basic weighted average common shares outstanding	5,317,387	5,267,098

Effect of dilutive restricted stock awards	12,088	25,434

Diluted weighted average common shares outstanding	5,329,475	5,292,532

(5) Commitments and Contingencies

Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors which resulted in the death of five subcontractor employees. The litigation is in the early stages, but we do not anticipate a material adverse effect at this time.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC, PND Engineers, Inc. and CH2M Hill Alaska, Inc. With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  ICRC's contract with the Maritime Administration expired on May 31, 2012, when the Maritime Administration did not exercise the option year.  On or about April 10, 2013, ICRC, joined by PND Engineers, Inc. and with the consent of CH2M Hill Alaska, Inc., removed the case to the United States District Court for the District of Alaska.  Because of the preliminary stage of this lawsuit, we cannot currently determine whether the lawsuit will have any material adverse effect on our results of operations or financial position.

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
March 31, 2013

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

Our segment information for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months ended March 31,
	2013	2012
Revenues:
Supply Chain Management Group	$38,050	$37,730
Federal Group	27,224	30,755
International Group	35,390	45,764
IT, Energy and Management Consulting Group	18,493	25,738
Total revenues	$119,157	$139,987

Operating income:
Supply Chain Management Group	$6,098	$6,756
Federal Group	1,188	1,410
International Group	1,693	1,516
IT, Energy and Management Consulting Group	1,239	3,081
Corporate/unallocated expenses	(276)	(270)
Operating income	$9,942	$12,493

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Customer Information

Our revenue by customer is as follows (in thousands):

	Three Months ended March 31,
	2013	2012
Source of Revenues
Army/Army Reserve	$31,593	$45,233
U.S. Navy	25,404	29,953
U.S. Air Force	3,179	3,608
Total - DoD	60,176	78,794

U.S. Postal Service	34,382	34,307
Department of Treasury	9,509	8,626
Department of Interior	2,735	4,691
Department of Energy	4,892	5,240
Other government	6,889	7,472
Total – Federal civilian agencies	58,407	60,336

Commercial	574	857

Total	$119,157	$139,987

(7) Goodwill and Intangible Assets

There were no changes in goodwill for the three months ended March 31, 2013. Goodwill by operating segment as of December 31, 2012 and March 31, 2013 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Total
Balance as of December 31, 2012	$61,169	$30,883	$92,052
Balance as of March 31, 2013	$61,169	$30,883	$92,052

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $2.5 million and $2.8 million, respectively.

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2013
Contract and customer-related	$96,884	$(23,811)	$(1,416)	$71,657
Acquired technologies	12,400	(2,051)	-	10,349
Trade names – amortizable	10,100	(2,226)	-	7,874
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(28,088)	$(2,916)	$89,880

December 31, 2012
Contract and customer-related	$96,884	$(21,923)	$(1,416)	$73,545
Acquired technologies	12,400	(1,769)	-	10,631
Trade names – amortizable	10,100	(1,855)	-	8,245
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(25,547)	$(2,916)	$92,421

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2013	Fair Value December 31, 2012
Non-COLI assets held in DSC Plan	Other assets	Level 1	$139	$120
Interest rate swaps	Accrued expenses	Level 2	$937	$1,194
Earn-out obligation – long-term	Earn-out obligations	Level 3	$9,375	$9,098

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $937 thousand and $1.2 million at March 31, 2013 and December 31, 2012, respectively, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $359 thousand and $457 thousand, is included in accumulated other comprehensive loss in the accompanying balance sheets as of March 31, 2013 and December 31, 2012. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

Our acquisitions of Akimeka and WBI may require future earn-out obligation payments.  The Akimeka acquisition may require additional payments to be made to the sellers of up to $11 million over a three-year post-closing period if Akimeka achieves certain financial performance targets. The first and second earn-out periods were calendar years ended 2011 and 2012, respectively. The third and final earn-out period is calendar year ending 2013. Akimeka did not achieve the required financial performance targets for the year ended December 31, 2012, therefore no earn-out was due.  The WBI acquisition may require additional payments to be made to the sellers of up to $40 million over a four-year post closing period if WBI achieves certain financial performance. WBI achieved required financial performance targets for the first earn-out period ended June 30, 2012. Approximately $7.1 million was paid to the sellers in September 2012 based on WBI's performance during the earn-out period. Included in earn-out obligations on the March 31, 2013 balance sheet is an earn-out obligation of approximately $9.4 million, which represents our best estimate of the present value of the earn-out obligation. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. There was no change in the fair value of the Akimeka earn-out obligation during the three months ended March 31, 2013. The fair value of the WBI earn-out obligation increased $277 thousand for the three months ended March 31, 2013.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Current portion	Long-term portion	Total
Balance as of December 31, 2012	$-	$9,098	$9,098
Fair value adjustment included in earnings	-	277	277
Balance as of March 31, 2013	$-	$9,375	$9,375

We utilize the Monte Carlo valuation model for our earn-out obligation. Significant unobservable inputs used to value the contingent consideration include projected EBITDA and the discount rate.  The model used a discount rate of 10.5%.  If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly higher or lower fair value measurement.

(9) Discontinued Operations

In December 2012, we decided to divest and sell our subsidiary ICRC and eliminate our Infrastructure Group.  ICRC's largest contract was with the U.S. Department of Transportation Maritime Administration ("MARAD") for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The MARAD contract expired on May 31, 2012, when the option year was not exercised by MARAD. Upon evaluating the impact of the elimination of this program from ICRC's business base, we determined that expected financial results of the remaining construction management services business would not justify our continuation of its business. We are in negotiations with a prospective buyer to sell ICRC and expect to close on the transaction during the second quarter of 2013.

14

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The assets and liabilities to be sold are classified as assets held for sale on our consolidated balance sheet as of March 31, 2013 and are recorded at the lower of their carrying values or fair values less costs to sell. We evaluate our assets and liabilities held for sale using both income and market approaches.  These inputs are considered level 3 fair value measurements.  The goodwill recorded in assets held for sale for ICRC was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing. The major categories of the assets and liabilities held for sale are as follows (in thousands):

Assets:
Accounts receivable	$2,002
Goodwill	790
Total assets held for sale	$2,792

Liabilities:
Accounts payable	$511
Total liabilities held for sale	$511

Revenues and costs of ICRC have been reclassified as discontinued operations for all periods presented.  The major categories included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenues	$71	$4,354

Loss before income taxes	$(21)	$(164)
Income tax benefit	(8)	(63)
Loss from discontinued operations, net	$(13)	$(101)

(10) Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting update, which requires the presentation of information about reclassifications out of accumulated other comprehensive income. The accounting update is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted the provisions of this accounting update during the first quarter 2013, which affects the disclosure of information and does not have any impact on our consolidated financial position and results of operations.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We provide sustainment services for legacy systems and equipment and professional services to the U.S. Department of Defense ("DoD") and federal civilian agencies, including the United States Postal Service ("USPS"). Our operations consist primarily of supply chain management, equipment refurbishment, logistics, engineering, IT solutions, health care IT, and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("government") agencies and other government prime contractors. Our largest customer is the DoD, including agencies of the U.S. Army, Navy and Air Force.

Organization and Reporting Segments

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. We have four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Federal; 3) International; and 4) IT, Energy and Management Consulting.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our Wheeler Bros., Inc. ("WBI") subsidiary, acquired in June 2011, and other VSE Supply Chain Management work. Significant current work efforts for this group include WBI's ongoing Managed Inventory Program ("MIP") for USPS and direct sales to other clients.

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

International Group - Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, and foreign military sales services to U.S. military branches and government agencies, including the U.S. Navy, Air Force, Department of Treasury, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Significant current work efforts for this group include ongoing assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program, and management of Department of Treasury and ATF seized and forfeited general property programs ("Seized Asset Programs").

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), Akimeka, LLC ("Akimeka"), and G&B Solutions, Inc. ("G&B"). This group provides technical and consulting services primarily to various DoD and civilian government agencies, including the U.S. Departments of Defense, Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Effective January 1, 2013, the businesses of G&B and Akimeka were combined, with integration expected to be substantially complete in late 2013. The combined G&B and Akimeka businesses offer solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services, and product and process improvement services.

Concentration of Revenues
(in thousands)
For the three months ended March 31,

	2013		2012
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$34,382	29	$34,198	24
US Army Reserve	20,622	17	15,398	11
FMS Program	19,590	17	21,888	16
Other	44,563	37	68,503	49
Total Revenues	$119,157	100	$139,987	100

Management Outlook

We continue to battle an operating environment that presents our industry with challenges due to changing government budgeting and spending priorities, initiatives, and processes. We remain focused on our operating income levels during these challenging times. We are continuing our efforts to transition away from lower margin work to more profitable lines of business.

We have several key programs centered on our legacy systems and equipment sustainment heritage. Our USPS Managed Inventory Program provides ongoing mission-critical support to the USPS, which in turn provides us with a steady revenue and earnings source. Additionally, we have delivered a vehicle for evaluation under our USPS contract to develop a more fuel efficient repowered gasoline delivery vehicle that will provide USPS with increased fuel efficiency, enhanced environmental standards, and an extended service life of its vehicle fleet. The repowered vehicle uses an engine designed by our WBI subsidiary specifically for the USPS vehicle fleet. If USPS approves the engine and we successfully move this effort to the production stage, we expect to generate an additional future revenue stream. We cannot determine with certainty if or when production will begin. WBI's supply chain and inventory management competencies also provide us opportunities to further diversify our customer base to other markets, including commercial work.

Our FMS Program revenues for the past two years have been generated primarily from follow on technical services work with very little ship reactivation and transfer work. Our contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period. This level of contract coverage, combined with the eligibility, upon approval, of multiple U. S. Navy ships for transfer to foreign government clients, is expected to present us with opportunity for revenue growth from this program.

Our vehicle and equipment refurbishment program for the U.S. Army Reserve and the U.S. Army is a strong part of our business. The contract supporting the U. S. Army Reserve work is being re-competed again through various contract vehicles, with an expected award date in 2013. While this creates some uncertainty regarding this program in the current year, we believe that we are positioned to continue our long time service on this program.

Federal spending reductions mandated by the sequestration provisions of the 2011 Budget Control Act add to the financial challenges facing our industry. There is potential for further delays and cancellation of contract awards across all sectors of the government as each agency determines how to implement budget cuts. Some of our programs, including some energy and IT programs, have been adversely impacted by sequestration. However, a significant amount of our revenues come from our larger programs that do not rely on tax funded government spending. Our USPS MIP and Treasury and ATF Seized Asset Programs are largely self-funded through collections of postage and asset auction proceeds, and our FMS Program is largely funded by foreign government clients. We cannot determine with certainty all of the specific effects of sequestration and the potential negative impact it could have on our financial results in the coming years.

Despite continued contributions from our core programs, we are still impacted by government business practices resulting from Federal budget pressures. Accordingly, we are taking actions to reduce our indirect costs to achieve and retain balance with our current and projected workload. In April 2013, we made staff reductions and implemented plans for future actions that are expected to result in an estimated $6 million of reduced indirect labor and related costs in 2013. We will continue to assess the need for further reductions to remain competitive and profitable as we go forward.

While our strategic direction toward expanding our Supply Chain Management services will lessen our reliance on employee services to generate profitable revenue streams, our employee labor continues to be an important part of our business operations. As of March 31, 2013, our employee count decreased to 2,240 as compared to 2,472 as of December 31, 2012.

Our cash flow remains strong and we continue to pay down our debt. This will position us to consider a variety of financial options to increase shareholder value.

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

A summary of our bookings and revenues for the three months ended March 31, 2013 and 2012, and funded contract backlog as of March 31, 2013 and 2012 is as follows:

	(in millions)
	2013	2012
Bookings	$154	$165
Revenues	$119	$140
Funded Contract Backlog	$264	$299

Recently Adopted Accounting Guidance

In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting update, which requires the presentation of information about reclassifications out of accumulated other comprehensive income. The accounting update is effective for fiscal years and interim periods within those years beginning after December 15, 2012. We adopted the provisions of this accounting update during the first quarter 2013, which affects the disclosure of information and does not have any impact on our consolidated financial position and results of operations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2012. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013 for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Three Months ended March 31,

Contract Type	2013	%	2012	%
Cost-type	$25,081	21	$28,724	21
Time and materials	36,077	30	47,741	34
Fixed-price	57,999	49	63,522	45
	$119,157	100	$139,987	100

WBI revenues are classified as fixed-price revenue.

Results of Operations

Our results of operations are as follows (in thousands):

	Three months ended March 31,
	2013	2012	Change
Revenues	$119,157	$139,987	$(20,830)
Contract costs	108,783	126,946	(18,163)
Selling, general and administrative expenses	432	548	(116)
Operating Income	9,942	12,493	(2,551)
Interest expense, net	1,577	1,518	59
Income before income taxes	8,365	10,975	(2,610)
Provision for income taxes	3,094	4,206	(1,112)
Income from continuing operations	5,271	6,769	(1,498)
Loss from discontinued operations	(13)	(101)	88
Net Income	$5,258	$6,668	$(1,410)

Our revenues decreased approximately $21 million, or 15%, for the quarter ended March 31, 2013, as compared to the same period of 2012. Revenues from our Supply Chain Management Group remained steady, while revenues from our Federal, International, and IT, Energy and Management Consulting Groups declined compared to the prior year.

Our operating income decreased approximately $2.6 million, or 20% for the quarter ended March 31, 2013, as compared to the same period of 2012. Operating income from our International Group increased, while operating income from our Supply Chain Management, Federal, and IT, Energy and Management Consulting Groups declined compared to the same period of 2012. The decrease in operating income was primarily due to the decline in revenues in our IT, Energy and Management Consulting Group and to an increase in our cost of facilities.

Changes in revenues and income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses include legal costs primarily associated with contract protests and costs associated with underutilized leased facilities.

Lease payments for our new executive and administrative headquarters office building began in May 2012. Terms of our lease agreement have required us to capitalize the construction costs of the leased building. We are also required to classify a significant portion of the monthly expense associated with the lease as depreciation and interest expense, instead of rent expense normally associated with an operating lease. The combined expenses will be a greater monthly amount than the comparable operating rent expense would be in the beginning years of the lease term, and a lesser amount in the later years of the lease. Costs associated with our new building resulted in an increase of approximately $1.6 million in our cost of facilities in the first quarter of 2013 as compared to the same period of the prior year. The amount of interest expense associated with this capital lease in the first quarter of 2013 is approximately $432 thousand.

Our effective income tax rate for the quarters ended March 31, 2013 and 2012 was 37.0% and 38.3%, respectively.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three Months ended March 31,
	2013	2012	Change	%

Revenues	$38,050	$37,730	$320	1

Operating Income	$6,098	$6,756	$(658)	(10)
Profit percentage	16.0%	17.9%

Revenues from our Supply Chain Management Group remained steady for the first quarter of 2013 as compared to the same period for the prior year, while operating income declined approximately $658 thousand, or 10%. The decline in operating income was primarily attributable to increased allocated corporate costs associated with the consolidated revenue decline.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three Months ended March 31,
	2013	2012	Change	%

Revenues	$27,224	$30,755	$(3,531)	(11)

Operating Income	$1,188	$1,410	$(222)	(16)
Profit percentage	4.4%	4.6%

Revenues for our Federal Group decreased approximately $3.5 million or 11%, for the quarter ended March 31, 2013 as compared to the same period for the prior year. A decline in revenues associated with the expiration of a contract to provide mechanical maintenance services for Mine Resistance Ambush Protected ('MRAP") vehicles and systems in Kuwait of approximately $5.8 million and declines in other programs were partially offset by an increase in revenues from the U. S. Army Reserve vehicle refurbishment program of approximately $5.2 million.

Operating income for our Federal Group decreased approximately $222 thousand, or 16% for the quarter ended March 31, 2013 as compared to the same period for the prior year. The decline in operating income is primarily due to the decline in revenue for this group and to increased allocated corporate costs associated with the consolidated revenue decline.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three Months ended March 31,
	2013	2012	Change	%

Revenues	$35,390	$45,764	$(10,374)	(23)

Operating Income	$1,693	$1,516	$177	12
Profit percentage	4.8%	3.3%

Revenues for our International Group decreased approximately $10.4 million, or 23%, for the quarter ended March 31, 2013, as compared to the same period for the prior year. The decrease in revenues resulted primarily from a decline of approximately $9 million in pass-through revenues associated with the sale of materials and supplies on technical services task orders, and to lesser declines in revenues from our FMS Program and CFT Program services. These declines were partially offset by an increase in revenues on our Seized Asset Programs.

Operating income for our International Group increased approximately $177 thousand, or 12%, for the quarter ended March 31, 2013, as compared to the same period for the prior year. The increase in operating income is primarily due to the increase in revenue on the Seized Asset Programs. The improvement in the profit margin is largely attributable to the current year reduction in low margin pass-through revenue associated with the sale of materials and supplies on technical services task orders in the prior year. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three Months ended March 31,
	2013	2012	Change	%

Revenues	$18,493	$25,738	$(7,245)	(28)

Operating Income	$1,239	$3,081	$(1,842)	(60)
Profit percentage	6.7%	12.0%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $7.2 million, or 28% for the quarter ended March 31, 2013, as compared to the same period for the prior year. The decrease in revenues was due primarily to a decrease in IT related services due to contract expirations and a decline in IT services ordered by clients.

Operating income for this segment decreased approximately $1.8 million, or 60%, for the quarter ended March 31, 2013, as compared to the same period for the prior year. The decrease is primarily attributable to the decline in IT services revenue and to income from a $964 thousand reduction in an accrued earn-out obligation associated with our acquisition of Akimeka in 2012 as compared to no earn-out obligation adjustment in 2013.

Financial Condition

Our financial condition did not change materially in the first quarter of 2013. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $72 thousand during the first quarter of 2013.

Cash provided by operating activities increased approximately $8.2 million in the first quarter of 2013 as compared to the same period of 2012. The change is primarily attributable to a decrease of approximately $1.2 million in depreciation and amortization and other non-cash operating activities, a decrease of approximately $1.4 million in cash provided by net income, and an increase of approximately $10.8 million due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Net cash used in investing activities decreased approximately $11.6 million in the first quarter of 2013 as compared to the same period of 2012. This was primarily due to non-recurring capital expenditure requirements of about $8 million necessitated by the move of our corporate headquarters offices in May 2012.

Net cash used in financing activities in the first quarter of 2013 was approximately $13.4 million, as compared to cash provided by financing activities of approximately $6.5 million in the first quarter of 2012. During the first quarter of 2013, we paid down our bank loan approximately $13 million, while in 2012 we used bank borrowing to finance capital expenditures associated with the move of our corporate headquarters offices.

We paid quarterly cash dividends of $0.08 per share during the first quarter of 2013. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can impact our liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by government delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding.

In March 2013, we purchased a building to support our Federal Group operations for approximately $1 million. From time to time, we may also invest in the acquisition of other companies.

Our external financing consists of a loan agreement entered into in June 2011 with a group of banks to fund our WBI acquisition and provide working capital for our continuing operations. This loan agreement, which expires in June 2016, consists of a term loan, revolving loans, and letters of credit.

The term loan requires quarterly installment payments. Our scheduled term loan payments after March 31, 2013 are: $18.8 million in 2013, $25 million in 2014, and $34.3 million in 2015. The amount of our term loan borrowings outstanding as of March 31, 2013 was approximately $78.1 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2013 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $49.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of March 31, 2013. During the first quarter of 2013, the highest outstanding revolving loan amount was $54 million and the lowest was $39 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of March 31, 2013, interest rates on portions of our outstanding debt ranged from 2.20% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.08%.

The loan agreement contains collateral requirements that secure our assets, restrictive financial covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive financial covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with the financial covenants and other loan agreement terms and conditions at March 31, 2013.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.75 to 1	2.02 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.44 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	0.90 to 1	0.95 to 1

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

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of March 31, 2013 is $68.1 million.

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.  Legal Proceedings

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC, PND Engineers, Inc. and CH2M Hill Alaska, Inc., for monetary relief, which is presently believed by the plaintiff to be in excess of $100,000 for each defendant.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  ICRC's contract with the Maritime Administration expired on May 31, 2012, when the Maritime Administration did not exercise the option year.

On or about April 10, 2013, ICRC, joined by PND Engineers, Inc. and with the consent of CH2M Hill Alaska, Inc., removed the case to the United States District Court for the District of Alaska.

Because of the preliminary stage of this lawsuit, we cannot currently determine whether the lawsuit will have any material adverse effect on our results of operations or financial position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities during the period covered by this report.

Under our bank loan agreement dividends may be paid in an annual aggregate amount of $.60 per share, provided there is no default under the loan agreement.

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

VSE CORPORATION
Date: May 1, 2013	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Date: May 1, 2013	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)