Form 10-Q
period 2013-06-30
VSE CORP
filed 2013-07-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of July 22, 2013: 5,333,077

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (the "SEC") on March 6, 2013 ("2012 Form 10-K").

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our 2012 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our 2012 Form 10-K and any Current Reports on Form 8-K we file with the SEC.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$266	$1,501
Receivables, principally U.S. Government, net	80,772	90,621
Inventories	41,291	41,555
Deferred tax assets	1,386	767
Other current assets	10,211	8,641
Assets held for sale	2,112	2,890
Total current assets	136,038	145,975

Property and equipment, net	60,090	62,468
Intangible assets, net	87,338	92,421
Goodwill	92,052	92,052
Deferred tax assets	1,868	2,099
Other assets	16,393	15,196
Total assets	$393,779	$410,211

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$24,837	$23,274
Accounts payable	26,025	30,063
Accrued expenses and other current liabilities	22,918	26,688
Dividends payable	480	423
Liabilities held for sale	380	551
Total current liabilities	74,640	80,999

Long-term debt, less current portion	93,446	116,377
Deferred compensation	12,083	10,684
Long-term lease obligations, less current portion	26,935	27,435
Earn-out obligation	8,941	9,098
Other liabilities	934	1,283
Total liabilities	216,979	245,876

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,333,077 and 5,293,316 respectively	267	265
Additional paid-in capital	19,139	18,193
Retained earnings	157,827	146,614
Accumulated other comprehensive loss	(433)	(737)
Total stockholders' equity	176,800	164,335
Total liabilities and stockholders' equity	$393,779	$410,211

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Revenues:
Services	$80,630	$99,175	$161,846	$200,799
Products	38,432	36,496	76,373	74,859
Total revenues	119,062	135,671	238,219	275,658

Contract costs
Services	73,854	91,682	151,072	187,486
Products	31,701	30,059	63,266	61,201
Total contract costs	105,555	121,741	214,338	248,687

Selling, general and administrative expenses	806	1,378	1,238	1,926

Operating income	12,701	12,552	22,643	25,045

Interest expense, net	1,481	1,829	3,058	3,347

Income before income taxes	11,220	10,723	19,585	21,698

Provision for income taxes	4,257	4,092	7,351	8,298

Income from continuing operations	6,963	6,631	12,234	13,400

Loss from discontinued operations, net of tax	(101)	(336)	(114)	(437)

Net income	$6,862	$6,295	$12,120	$12,963

Basic earnings per share:
Income from continuing operations	$1.31	$1.25	$2.30	$2.54
Loss income from discontinued operations	(0.02)	(0.06)	(0.02)	(0.08)
Net income	$1.29	$1.19	$2.28	$2.46

Basic weighted average shares outstanding	5,333,077	5,286,706	5,325,275	5,276,902

Diluted earnings per share:
Income from continuing operations	$1.30	$1.24	$2.29	$2.52
Loss from discontinued operations	(0.02)	(0.06)	(0.02)	(0.08)
Net income	$1.28	$1.18	$2.27	$2.44

Diluted weighted average shares outstanding	5,340,060	5,312,379	5,334,797	5,302,455

Dividends declared per share	$0.09	$0.08	$0.17	$0.15

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Net income	$6,862	$6,295	$12,120	$12,963

Change in fair value of interest rate swap agreements	146	(25)	304	(220)

Comprehensive income	$7,008	$6,270	$12,424	$12,743

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the six months
	ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,120	$12,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,102	10,180
Loss on sale of property and equipment	233	-
Deferred taxes	(577)	2,786
Stock-based compensation	650	467
Earn-out obligation adjustment	58	(713)
Assets held for sale	163	-
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	10,545	5,276
Inventories	264	(1,129)
Other current assets and noncurrent assets	(3,110)	720
Accounts payable and deferred compensation	(2,875)	(10,446)
Accrued expenses and other current liabilities	(2,814)	1,595
Long-term lease obligations	(500)	-
Other liabilities	(349)	229

Net cash provided by operating activities	23,910	21,928

Cash flows from investing activities:
Purchases of property and equipment	(2,489)	(11,141)
Cash paid for acquisition, net of cash acquired	-	(4,607)

Net cash used in investing activities	(2,489)	(15,748)

Cash flows from financing activities:
Borrowings on loan arrangement	139,037	147,624
Repayments on loan arrangement	(160,487)	(152,377)
Earn-out obligation payments	-	(314)
Payments on capital lease obligations	(356)	(384)
Dividends paid	(850)	(738)

Net cash used in financing activities	(22,656)	(6,189)

Net decrease in cash and cash equivalents	(1,235)	(9)
Cash and cash equivalents at beginning of period	1,501	451
Cash and cash equivalents at end of period	$266	$442

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2012 Form 10-K.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments following June 30, 2013 are $12.5 million in 2013, $25.0 million in 2014, and $34.4 million in 2015. The amount of term loan borrowings outstanding as of June 30, 2013 was approximately $71.9 million. The amount of term loan borrowings outstanding as of December 31, 2012 was approximately $92.2 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2013 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $46.9 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of June 30, 2013. We had approximately $48 million in revolving loan amounts outstanding and $1.3 million of letters of credit outstanding as of December 31, 2012.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Total bank loan borrowed funds outstanding as of June 30, 2013, including term loan borrowings and revolving loan borrowings, were approximately $118.8 million. Total bank loan borrowed funds outstanding as of December 31, 2012 were $140.2 million. The fair value of outstanding debt as of June 30, 2013 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a portion of our outstanding borrowings. In July 2011, we purchased a three- year amortizing LIBOR interest rate swap on the term loan debt for a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of June 30, 2013 is $63.4 million.

After taking into account the impact of hedging instruments, as of June 30, 2013, interest rates on portions of our outstanding debt ranged from 2.19% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.03%.

Interest expense incurred on bank loan borrowings was approximately $987 thousand and $1.2 million for the three months ended June 30, 2013 and 2012, respectively.  Interest expense incurred on bank loan borrowings was approximately $2.0 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, a limit on annual dividends, other affirmative and negative covenants, and subjects us to certain conditions and other limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at June 30, 2013.

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

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $240 thousand and $907 thousand for the three- and six-month periods ended June 30, 2013, respectively, and approximately $282 thousand and $799 thousand for the three- and six-month periods ended June 30, 2012, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

The stock-based compensation amounts of approximately $650 thousand and $467 thousand shown on the accompanying statements of cash flows for the six months ended June 30, 2013 and 2012, respectively, are based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Basic weighted average common shares outstanding	5,333,077	5,286,706	5,325,275	5,276,902
Effect of dilutive shares	6,983	25,673	9,522	25,553
Diluted weighted average common shares outstanding	5,340,060	5,312,379	5,334,797	5,302,455

(5) Commitments and Contingencies

Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is in the early stages, but at this time we do not anticipate that it will have a material adverse effect on our results of operations or financial position.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  On or about April 10, 2013, ICRC removed the case to the United States District Court for the District of Alaska.  Because of the preliminary stage of this lawsuit, we cannot currently determine whether the lawsuit will have any material adverse effect on our results of operations or financial position.

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
June 30, 2013

(6) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under four reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") to USPS and direct sales to other clients.

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

As of the second quarter of 2013, the sale of vehicle parts to DoD is included in our Federal Group operating results instead of our Supply Chain Management Group. Accordingly, we have reclassified our prior period operating results to conform to the current year presentation.

Our segment information for the three- and six-months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three months		Six months
	2013	2012	2013	2012
Revenues:
Supply Chain Management Group	$34,957	$33,701	$69,722	$68,533
Federal Group	28,751	35,670	59,260	69,323
International Group	36,239	42,281	71,629	88,045
IT, Energy and Management Consulting Group	19,115	24,019	37,608	49,757
Total revenues	$119,062	$135,671	$238,219	$275,658

Operating income:
Supply Chain Management Group	$6,993	$5,357	$13,005	$11,761
Federal Group	2,491	2,907	3,765	4,669
International Group	1,473	1,319	3,166	2,835
IT, Energy and Management Consulting Group	2,492	2,867	3,731	5,948
Corporate/unallocated expenses	(748)	102	(1,024)	(168)
Operating income	$12,701	$12,552	$22,643	$25,045

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Source of Revenues
Army/Army Reserve	$28,161	$39,574	$59,754	$84,807
U.S. Navy	27,745	33,087	53,149	63,040
U.S. Air Force	3,228	3,682	6,407	7,290
Total - DoD	59,134	76,343	119,310	155,137

U.S. Postal Service	34,446	33,317	68,828	67,624
Department of Treasury	9,302	7,517	18,811	16,143
Department of Interior	2,809	4,514	5,544	9,205
Department of Energy	5,214	5,312	10,106	10,552
Other government	7,577	7,921	14,466	15,393
Total – Federal civilian agencies	59,348	58,581	117,755	118,917

Commercial	580	747	1,154	1,604

Total	$119,062	$135,671	$238,219	$275,658

(7) Goodwill and Intangible Assets

There were no changes in goodwill for the six months ended June 30, 2013. Goodwill by operating segment as of December 31, 2012 and June 30, 2013 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Total
Balance as of December 31, 2012	$61,169	$30,883	$92,052
Balance as of June 30, 2013	$61,169	$30,883	$92,052

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $2.6 million and $5.1 million for the three- and six-month periods ended June 30, 2013, respectively, and approximately $2.8 million and $5.6 million for the three- and six month periods ended June 30, 2012, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2013
Contract and customer-related	$96,884	$(25,700)	$(1,416)	$69,768
Acquired technologies	12,400	(2,333)	-	10,067
Trade names – amortizable	10,100	(2,597)	-	7,503
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(30,630)	$(2,916)	$87,338

December 31, 2012
Contract and customer-related	$96,884	$(21,923)	$(1,416)	$73,545
Acquired technologies	12,400	(1,769)	-	10,631
Trade names – amortizable	10,100	(1,855)	-	8,245
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(25,547)	$(2,916)	$92,421

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2013	Fair Value December 31, 2012
Non-COLI assets held in DSC Plan	Other assets	Level 1	$156	$120
Interest rate swaps	Accrued expenses	Level 2	$701	$1,194
Earn-out obligation - current	Accrued expenses	Level 3	$215	$-
Earn-out obligation - long-term	Earn-out obligations	Level 3	$8,941	$9,098

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $701 thousand and $1.2 million at June 30, 2013 and December 31, 2012, respectively, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $268 thousand and $457 thousand, is included in accumulated other comprehensive loss in the accompanying balance sheets as of June 30, 2013 and December 31, 2012, respectively. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

Our acquisitions of Akimeka, LLC in 2010 and WBI in 2011 may require future earn-out obligation payments.  The Akimeka acquisition may require additional payments to be made to the sellers of up to $11 million over a three-year post-closing period ending December 31, 2013 if Akimeka achieves certain financial performance targets. Akimeka did not achieve the required financial performance targets for 2012, therefore no earn-out was due.  The WBI acquisition may require additional payments to be made to the sellers of up to $40 million over a four-year post closing period if WBI achieves certain financial performance. WBI achieved required financial performance targets for the first earn-out period ended June 30, 2012. Approximately $7.1 million was paid to the sellers in September 2012 based on WBI's performance during the earn-out period. WBI achieved required performance targets for the second earn-out period ended June 30, 2013. Included in earn-out obligations on the June 30, 2013 balance sheet is an earn-out obligation of approximately $8.9 million, net of the current portion of $215 thousand classified in accrued expenses, which represents our best estimate of the present value of the earn-out obligation. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. There was no change in the fair value of the Akimeka earn-out obligation during the three- and six-months ended June 30, 2013. The fair value of the WBI earn-out obligation decreased $219 thousand and increased $58 thousand for the three- and six-month periods ended June 30, 2013.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2012	$-	$9,098	$9,098
Fair value adjustment included in earnings	-	58	58
Reclassification from long-term to short-term	215	(215)	-
Balance as of June 30, 2013	$215	$8,941	$9,156

We utilize the Monte Carlo valuation model for our earn-out obligation for WBI. Significant unobservable inputs used to value the contingent consideration include projected EBITDA and a discount rate.  The model used a discount rate of 10.5%.  If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly higher or lower fair value measurement.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

(9) Discontinued Operations

In December 2012, we decided to divest and sell our subsidiary ICRC and eliminate our Infrastructure Group.  ICRC's largest contract was with the U.S. Department of Transportation Maritime Administration ("MARAD") for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The MARAD contract expired on May 31, 2012, when the option year was not exercised by MARAD. Upon evaluating the impact of the elimination of this program from ICRC's business base, we determined that expected financial results of the remaining construction management services business would not justify our continuation of its business. While there is no guaranty, we expect to close on a sale of ICRC this year.

ICRC's assets and liabilities expected to be sold and assumed are classified as assets held for sale on our consolidated balance sheet as of June 30, 2013 and are recorded at the lower of their carrying values or fair values less costs to sell. We evaluate our assets and liabilities held for sale using both income and market approaches.  These inputs are considered level 3 fair value measurements.  The goodwill recorded in assets held for sale for ICRC was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing. The major categories of the assets and liabilities held for sale as of June 30, 2013 are as follows (in thousands):

Assets:
Accounts receivable	$1,404
Goodwill	708
Total assets held for sale	$2,112

Liabilities:
Accounts payable	$380
Total liabilities held for sale	$380

Revenues and costs of ICRC have been reclassified as discontinued operations for all periods presented. The major categories included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Revenues	$28	$3,493	$99	$7,847

Loss before income taxes	$(161)	$(544)	$(182)	$(708)
Income tax benefit	(60)	(208)	(68)	(271)
Loss from discontinued operations, net	$(101)	$(336)	$(114)	$(437)

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We provide sustainment services for legacy systems and equipment and professional services to the U.S. Department of Defense ("DoD") and federal civilian agencies, including the United States Postal Service ("USPS"). Our operations consist primarily of supply chain management, equipment refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("government") agencies and other government prime contractors. Our largest customer is the DoD, including agencies of the U.S. Army, Navy and Air Force.

Organization and Reporting Segments

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. We have four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Federal; 3) International; and 4) IT, Energy and Management Consulting.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our Wheeler Bros., Inc. ("WBI") subsidiary, acquired in June 2011. Significant current work efforts for this group include WBI's ongoing Managed Inventory Program ("MIP") for USPS and direct sales to other clients.

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches, government agencies and other customers. These services include full life cycle engineering, logistics, maintenance, field support, and refurbishment services to extend and enhance the life of existing vehicles and equipment; comprehensive systems and software engineering, systems technical support, configuration management, obsolescence management, prototyping services, technology insertion programs, and technical documentation and data packages; and management and execution of government programs under large multiple award contracts. This group provides its services to the U.S. Army, Army Reserve, Marine Corps, and other customers. Significant work efforts for this group included the U.S. Army Reserve vehicle refurbishment program and various vehicle and equipment maintenance and sustainment programs for U.S. Army commands. See Management Outlook for further discussion on the status of our  U.S. Army Reserve vehicle refurbishment and equipment program.

International Group - Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, and foreign military sales services to U.S. military branches and government agencies, including the U.S. Navy, Air Force, Department of Treasury, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Significant current work efforts for this group include ongoing assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, management of Department of Treasury and ATF seized and forfeited general property programs ("Seized Asset Programs"), and various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), Akimeka, LLC ("Akimeka"), and G&B Solutions, Inc. ("G&B"). This group provides technical and consulting services primarily to various DoD and federal civilian government agencies, including the U.S. Departments of Defense, Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Effective January 1, 2013, the businesses of Akimeka and G&B were combined, with integration expected to be substantially complete in late 2013. The combined Akimeka and G&B businesses offer solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services, and product and process improvement services.

Concentration of Revenues
(in thousands)

	For the six months ended June 30,
	2013		2012
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$68,828	29	$67,511	24
FMS Program	42,455	18	45,614	17
U.S. Army Reserve	39,032	16	34,775	13
Other	87,904	37	127,758	46
Total Revenues	$238,219	100	$275,658	100

Management Outlook

Our industry's business environment continues to present challenges to sustaining and growing our revenues and profits. Some parts of our business are experiencing declines, but we are navigating our way through this challenging time with steady performance in other parts of our business, some modest success in winning new work, and appropriate management action to reduce costs as necessary.

We have seen declines in some of our DoD and IT revenues due to delays in government contract awards and funding, and to the expiration of programs without follow-on contract awards to continue the work. Conversely, a significant amount of our revenues have come from our larger programs that do not rely on tax funded government spending. Our USPS MIP and Treasury and ATF Seized Asset Programs are largely self-funded through collections of postage and asset auction proceeds, and our FMS Program is largely funded by foreign government clients.

In response to our uncertain business environment, we have taken actions to reduce our indirect costs to achieve and retain balance with our current and projected workload. In April 2013, we made staff reductions and implemented plans for future actions that are expected to result in an estimated $6 million of reduced indirect labor and related costs in 2013. We will continue to assess the need for further reductions to remain competitive and profitable as we go forward.

We have several key programs centered on our legacy systems and equipment sustainment heritage that have provided steady performance in these challenging times.

Our USPS MIP provides ongoing mission-critical support to the USPS, which in turn provides us with a steady revenue and earnings source. We are actively marketing similar service offerings to other client targets.

Follow on technical services work on our FMS Program has generated relatively consistent revenues. These services are provided to a number of foreign client countries. Work performed for the Egyptian Navy has represented the largest portion of our follow on technical services work on our FMS Program. In July 2013, we evacuated our workforce from Egypt because of significant domestic and political unrest in that country. Some support services for the Egyptian Navy will continue to be performed at other locations, but revenue levels associated with the Egyptian Navy support will likely be lower than during the time our workforce is located in Egypt. While we estimate a potential monthly decline in revenues of approximately $800 thousand due to the evacuation from Egypt, the level of Egyptian Navy work that will continue during this time may vary. The operating profit margin on this work is consistent with the reported profit margin of the International Group. We cannot predict when our workforce will be able to return to Egypt.

Our vehicle and equipment refurbishment program for the U.S. Army Reserve has also generated relatively consistent revenues. Our U.S. Army Reserve contract is being re-competed to transition the work from the General Services Administration ("GSA") to Army contracts. Our current U.S. Army Reserve contract expired July 20, 2013 prior to the award of successor follow-on contracts. Consequently, on July 22, 2013 we suspended operations for this work and placed our workforce of approximately 700 employees for this program on furlough. This program generated approximately $39 million of our revenue in the first six months of 2013. The operating profit margin on this work is consistent with the reported profit margin of the Federal Group. There is no guaranty that we will regain a substantial part of this U.S. Army Reserve vehicle refurbishment work. We expect the successor contracts to be awarded during the third quarter of 2013.

We have had some modest success in winning new work. In February of this year we were awarded a five-year $99 million contract to support the U.S. Coast Guard's FMS program, which further expands our presence in the FMS market place. In April 2013, we were awarded a four-year $24 million delivery order under our U.S. Navy FMS contract to provide technical assistance, supply chain management, and logistics support to upgrade and maintain Taiwan Maritime Defense Systems. These two awards support our confidence that our business development pipeline can contribute to winning additional new future work despite the government's continued delays in awarding contracts.

Our FMS Program revenues for the past two years have been generated primarily from follow on technical services work with very little ship reactivation and transfer work. Due to extended negotiations within the U.S. Congress, our traditional mainstay of ship reactivation and transfer work continues to be deferred. Our contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period. This level of contract coverage, combined with the eligibility, upon approval, of multiple U.S. Navy ships for transfer to foreign government clients, is expected to present us with opportunity for revenue growth from this program.

We have a contract to develop a more fuel efficient repowered gasoline delivery vehicle that will provide increased fuel efficiency, enhanced environmental standards, and an extended service life for the USPS vehicle fleet. The repowered vehicle uses an engine designed by our WBI subsidiary specifically for the USPS vehicles. If USPS approves the engine and our effort successfully progresses to the production stage, we expect to generate an additional future revenue stream. We cannot determine with certainty if or when production will begin. WBI's supply chain and inventory management competencies also provide us opportunities to further diversify our customer base to other supply chain markets, including commercial work.

While our strategic direction toward expanding our Supply Chain Management services will lessen our reliance on employee services to generate profitable revenue streams, our employee labor continues to be an important part of our business operations. As of June 30, 2013, our employee count (without giving effect to the above-referenced furlough of employees) decreased to 2,125 as compared to 2,472 as of December 31, 2012.

Our cash flow remains strong and we continue to pay down our debt. This will position us to consider a variety of strategic and financial options to increase shareholder value.

Bookings and Funded Backlog

Our revenues depend on contract funding ("bookings"), and bookings generally occur when contract funding documentation is received. For our revenues that depend on bookings arising from the receipt of contract funding documentation, funded contract backlog is an indicator of potential future revenues. Revenues for WBI are driven by maintenance schedules and the rate and timing of parts failure on customer vehicles, and WBI bookings occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have funded contract backlog and it is not an indicator of potential future revenues for WBI. A summary of our bookings and revenues for the six months ended June 30, 2013 and 2012, and funded contract backlog as of June 30, 2013 and 2012 is as follows:

	(in millions)
	2013	2012
Bookings	$248	$266
Revenues	$238	$276
Funded Contract Backlog	$238	$265

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2012. Please refer to our 2012 Form 10-K for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Six months ended June 30,
Contract Type	2013	%	2012	%
Cost-type	$50,965	21	$60,756	22
Time and materials	70,444	30	99,639	36
Fixed-price	116,810	49	115,263	42
	$238,219	100	$275,658	100

WBI revenues are classified as fixed-price revenue.

Results of Operations

The results of operations are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2013	2012	2013	2012	Months	Months
Revenues	$119,062	$135,671	$238,219	$275,658	$(16,609)	$(37,439)
Contract costs	105,555	121,741	214,338	248,687	(16,186)	(34,349)
Selling, general and administrative expenses	806	1,378	1,238	1,926	(572)	(688)
Operating Income	12,701	12,552	22,643	25,045	149	(2,402)
Interest expense, net	1,481	1,829	3,058	3,347	(348)	(289)
Income before income taxes	11,220	10,723	19,585	21,698	497	(2,113)
Provision for income taxes	4,257	4,092	7,351	8,298	165	(947)
Income from continuing operations	6,963	6,631	12,234	13,400	332	(1,166)
Loss from discontinued operations	(101)	(336)	(114)	(437)	235	323
Net Income	$6,862	$6,295	$12,120	$12,963	$567	$(843)

Our revenues decreased approximately $17 million, or 12%, for the quarter ended June 30, 2013, and approximately $37 million, or 14%, for the first six months of 2013, as compared to the same periods of 2012. Revenues of our Supply Chain Management Group increased while revenues of our Federal, International, and IT, Energy and Management Consulting Groups declined varying degrees.

Our operating income increased approximately $149 thousand, or 1% for the quarter ended June 30, 2013, and decreased approximately $2.4 million, or 10%, for the first six months of 2013, as compared to the same periods of 2012. Operating income from our Supply Chain Management and International Groups increased, while operating income from our Federal and IT, Energy and Management Consulting Groups declined compared to the same period of 2012.

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

Interest expense includes interest associated with capital leases for our executive and administrative headquarters office building in 2013 and 2012 and for our WBI facilities in 2012. Interest expense on capital lease payments for our new executive and administrative headquarters office building began in May 2012 and is ongoing. Interest expense on capital lease payments for our WBI facilities includes expense from January 2012 through November 2012 when we purchased the facilities. The amount of interest expense associated with capital leases in the first six months of 2013 is approximately $865 thousand, as compared to $648 thousand in the same period of the prior year.

Our effective income tax rates for the six months ended June 30, 2013 and 2012 were 37.5% and 38.2%, respectively.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2013	2012	2013	2012	Months	Months

Revenues	$34,957	$33,701	$69,722	$68,533	$1,256	$1,189

Operating Income	$6,993	$5,357	$13,005	$11,761	$1,636	$1,244
Profit percentage	20.0%	15.9%	18.7%	17.2%

Revenues for our Supply Chain Management Group increased approximately $1.3 million or 4%, for the quarter ended June 30, 2013 as compared to the same period for the prior year. Revenues increased approximately $1.2 million or 2%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The increases in revenues resulted primarily from growth in sales to our USPS client.

Operating income for our Supply Chain Management Group increased approximately $1.6 million, or 31% for the quarter ended June 30, 2013, as compared to the same period for the prior year. Operating income increased approximately $1.2 million or 11%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The increases in operating income are primarily attributable to differences in fair value adjustments in the accrued earn-out obligation associated with our acquisition of WBI and to the increases in revenues. The adjustment to the earn-out obligation increased operating income approximately $219 thousand for the quarter ended June 30, 2013 and decreased operating income approximately $806 thousand for the same period of the prior year. The adjustment to the earn-out obligation decreased operating income approximately $58 thousand for the six months ended June 30, 2013 and decreased operating income approximately $1.2 million for the same period of the prior year.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2013	2012	2013	2012	Months	Months

Revenues	$28,751	$35,670	$59,260	$69,323	$(6,919)	$(10,063)

Operating Income	$2,491	$2,907	$3,765	$4,669	$(416)	$(904)
Profit percentage	8.7%	8.1%	6.4%	6.7%

Revenues for our Federal Group decreased approximately $6.9 million or 19%, for the quarter ended June 30, 2013 as compared to the same period for the prior year. Revenues decreased approximately $10.1 million or 15%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The decreases in revenues are primarily due to the expiration of a contract at the end of 2012 to provide mechanical maintenance services for Mine Resistance Ambush Protected ("MRAP") vehicles and systems in Kuwait, which reduced revenues by approximately $5.8 million for the three-month period ended June 30, 2013 and $11.6 million for the six-month period ended June 30, 2013. The revenue decreases from this project and revenue declines in other programs were partially offset by an increase in revenues from the U.S. Army Reserve vehicle refurbishment program of approximately $4.3 million for the six months.

Operating income for our Federal Group decreased approximately $416 thousand, or 14% for the quarter ended June 30, 2013, as compared to the same period for the prior year. Operating income decreased approximately $904 thousand or 19%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The declines in operating income are primarily due to the revenue declines.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2013	2012	2013	2012	Months	Months

Revenues	$36,239	$42,281	$71,629	$88,045	$(6,042)	$(16,416)

Operating Income	$1,473	$1,319	$3,166	$2,835	$154	$331
Profit percentage	4.1%	3.1%	4.4%	3.2%

Revenues for our International Group decreased approximately $6 million, or 14%, for the quarter ended June 30, 2013, as compared to the same period for the prior year. Revenues decreased approximately $16 million or 19%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The decreases in revenues resulted primarily from a decline in pass-through work provided on engineering and technical services task orders of approximately $3 million for the quarter and approximately $11 million for the six months, and to lesser declines in revenues from our FMS Program and CFT Program services. These declines were partially offset by an increase in revenues on our Seized Asset Programs.

Operating income for our International Group increased approximately $154 thousand, or 12%, for the quarter ended June 30, 2013, as compared to the same period for the prior year. Operating income increased approximately $331 thousand or 12%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The year over year increases in operating income were due to increased revenues on our Seized Asset Programs and to a loss of $750 thousand associated with a work share agreement with a subcontractor that we recognized in the prior year comparable periods. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. Award fee evaluations on this program occur three times per year. We recognize award fee revenue and income in the period we receive contractual notification of the award, and we typically receive such notification in the first, second, and fourth quarters each year. Because we had not received contractual notification for the award fee that is typically recognized in the second quarter until after June 30, 2013, this award fee revenue and income will be recognized in the third quarter of 2013.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2013	2012	2013	2012	Months	Months

Revenues	$19,115	$24,019	$37,608	$49,757	$(4,904)	$(12,149)

Operating Income	$2,492	$2,867	$3,731	$5,948	$(375)	$(2,217)
Profit percentage	13.0%	11.9%	9.9%	12.0%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $4.9 million, or 20% for the quarter ended June 30, 2013, as compared to the same period for the prior year. Revenues decreased approximately $12.1 million or 24%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The decreases in revenues were due primarily to a decrease in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts.

Operating income for this segment decreased approximately $375 thousand, or 13%, for the quarter ended June 30, 2013, as compared to the same period for the prior year. Operating income decreased approximately $2.2 million or 37%, for the six months ended June 30, 2013 as compared to the same period for the prior year. The decreases in operating income are primarily attributable to a decrease in profits associated with the revenue declines and to additions to prior year operating income from reductions in the accrued earn-out obligation associated with our acquisition of Akimeka. Additions to prior year operating income due to reductions of our accrued earn-out obligation for Akimeka were approximately $967 thousand for the second quarter and $1.9 million for the six months. If the impact of the earn-out adjustments on prior year operating income were disregarded, this Group would show a year over year improvement in profit percentage for both the three- and six-month periods, based on cost efficiencies associated with combining the businesses of Akimeka and G&B.

Financial Condition

Our financial condition did not change materially in the first six months of 2013. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $1.2 million during the first six months of 2013.

Cash provided by operating activities increased approximately $2 million in the first six months of 2013 as compared to the same period of 2012. The change is attributable to a decrease of approximately $2.1 million in other non-cash operating activities, a decrease of approximately $843 thousand in cash provided by net income, and an increase of approximately $4.9 million due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities decreased approximately $13.3 million in the first six months of 2013 as compared to the same period of 2012. This was primarily due to non-recurring capital expenditure requirements of about $8 million associated with the move of our corporate headquarters offices in May 2012.

Cash used in financing activities increased approximately $16.5 million in the first six months of 2013 as compared to the same period of 2012. This difference was primarily due to an increase in repayments of our bank borrowing.

We paid quarterly cash dividends of $0.16 per share during the first six months of 2013. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973, and have increased the dividend each year since 2004.

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

Our external financing consists of a loan agreement with a group of banks. This loan agreement expires in June 2016 and consists of a term loan, revolving loans, and letters of credit.

The term loan requires quarterly installment payments. Our scheduled term loan payments after June 30, 2013 are $12.5 million in 2013, $25.0 million in 2014, and $34.4 million in 2015. The amount of our term loan borrowings outstanding as of June 30, 2013 was approximately $71.9 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2013 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $46.9 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of June 30, 2013. During 2013, the highest outstanding revolving loan amount was $54.5 million and the lowest was $39.0 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of June 30, 2013, interest rates on portions of our outstanding debt ranged from 2.19% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.03%.

The loan agreement contains collateral requirements that secure our assets, restrictive covenants, other affirmative and negative covenants, and subjects us to certain conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at June 30, 2013.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.50 to 1	1.88 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.30 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	0.90 to 1	1.02 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements, we use interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods of time. The resulting fixed rates on this portion of our debt are higher than the variable rates and have increased our net effective rate, but have given us protection us against interest rate increases.

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we paid an effective rate on the hedged term debt of 0.56% plus our base margin from July 2011 through June 2012, and we pay an effective rate of 1.615% plus our base margin from July 2012 through June 2014. The amount of swapped term loan debt outstanding as of June 30, 2013 is $63.4 million.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is in the early stages, but at this time we do not anticipate that it will have a material adverse effect on our results of operations or financial position.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  On or about April 10, 2013, ICRC removed the case to the United States District Court for the District of Alaska.  Because of the preliminary stage of this lawsuit, we cannot currently determine whether the lawsuit will have any material adverse effect on our results of operations or financial position.

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

VSE CORPORATION
Date: July 31, 2013	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating Officer

Date: July 31, 2013	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)