Form 10-Q
period 2013-09-30
VSE CORP
filed 2013-10-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013 Commission File Number: 0‑3676

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
Yes [ ] No [x]

Number of shares of Common Stock outstanding as of October 22, 2013: 5,333,077

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

PART I. Financial Information

Item 1. Financial Statements

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$280	$1,501
Receivables, principally U.S. Government, net	71,460	90,621
Inventories	40,263	41,555
Deferred tax assets	1,145	767
Other current assets	12,908	8,641
Assets held for sale	2,112	2,890
Total current assets	128,168	145,975

Property and equipment, net	58,811	62,468
Intangible assets, net	84,798	92,421
Goodwill	92,052	92,052
Deferred tax assets	1,884	2,099
Other assets	16,754	15,196
Total assets	$382,467	$410,211

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$24,837	$23,274
Accounts payable	25,581	30,063
Accrued expenses and other current liabilities	20,822	26,688
Dividends payable	-	423
Liabilities held for sale	385	551
Total current liabilities	71,625	80,999

Long-term debt, less current portion	79,638	116,377
Deferred compensation	12,109	10,684
Long-term lease obligations, less current portion	26,820	27,435
Earn-out obligation	8,987	9,098
Other liabilities	1,047	1,283
Total liabilities	200,226	245,876

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,333,077 and 5,293,316 respectively	267	265
Additional paid-in capital	19,139	18,193
Retained earnings	163,152	146,614
Accumulated other comprehensive loss	(317)	(737)
Total stockholders' equity	182,241	164,335
Total liabilities and stockholders' equity	$382,467	$410,211

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Revenues:
Services	$72,707	$99,649	$234,553	$300,448
Products	38,362	34,588	114,735	109,447
Total revenues	111,069	134,237	349,288	409,895

Contract costs
Services	70,241	89,052	221,313	276,538
Products	30,785	28,746	94,051	89,947
Total contract costs	101,026	117,798	315,364	366,485

Selling, general and administrative expenses	583	1,147	1,821	3,073

Impairment of goodwill and intangible assets	-	1,025	-	1,025

Operating income	9,460	14,267	32,103	39,312

Interest expense, net	1,395	2,033	4,453	5,380

Income before income taxes	8,065	12,234	27,650	33,932

Provision for income taxes	2,738	4,748	10,089	13,046

Income from continuing operations	5,327	7,486	17,561	20,886

Loss from discontinued operations, net of tax	(1)	(1,522)	(115)	(1,959)

Net income	$5,326	$5,964	$17,446	$18,927

Basic earnings per share:
Income from continuing operations	$1.00	$1.42	$3.30	$3.95
Loss income from discontinued operations	-	(0.29)	(0.02)	(0.37)
Net income	$1.00	$1.13	$3.28	$3.58

Basic weighted average shares outstanding	5,333,077	5,286,706	5,327,904	5,280,194

Diluted earnings per share:
Income from continuing operations	$1.00	$1.41	$3.29	$3.94
Loss from discontinued operations	-	(0.29)	(0.02)	(0.37)
Net income	$1.00	$1.12	$3.27	$3.57

Diluted weighted average shares outstanding	5,338,790	5,311,229	5,336,142	5,305,401

Dividends declared per share	$0.00	$0.08	$0.17	$0.23

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Net income	$5,326	$5,964	$17,446	$18,927

Change in fair value of interest rate swap agreements	116	11	420	(209)

Comprehensive income	$5,442	$5,975	$17,866	$18,718

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the nine months
	ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,446	$18,927
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	-	3,939
Depreciation and amortization	15,055	15,676
Loss on sale of property and equipment	235	-
Deferred taxes	(423)	1,121
Stock-based compensation	916	692
Earn-out obligation adjustment	108	(4,529)
Assets held for sale	163	-
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	19,857	7,805
Inventories	1,292	(1,379)
Other current assets and noncurrent assets	(6,339)	(362)
Accounts payable and deferred compensation	(3,293)	(3,398)
Accrued expenses and other current liabilities	(4,631)	3,161
Long-term lease obligations	(765)	(949)
Other liabilities	(236)	344

Net cash provided by operating activities	39,385	41,048

Cash flows from investing activities:
Purchases of property and equipment	(3,259)	(11,635)
Cash paid for acquisition, net of cash acquired	-	(4,607)

Net cash used in investing activities	(3,259)	(16,242)

Cash flows from financing activities:
Borrowings on loan arrangement	217,297	208,142
Repayments on loan arrangement	(252,596)	(223,551)
Earn-out obligation payments	(180)	(7,447)
Payments on capital lease obligations	(537)	(374)
Dividends paid	(1,331)	(1,161)

Net cash used in financing activities	(37,347)	(24,391)

Net (decrease) increase in cash and cash equivalents	(1,221)	415
Cash and cash equivalents at beginning of period	1,501	451
Cash and cash equivalents at end of period	$280	$866

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for U.S. Department of Defense ("DoD") legacy systems and equipment and professional services to DoD and federal civilian agencies, including the United States Postal Service ("USPS"). Our operations consist primarily of supply chain management, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis. The majority of our contracts are with United States Government ("government") agencies and other government prime contractors.

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. For further information refer to the consolidated financial statements and footnotes thereto included in our 2012 Form 10-K.

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

(2) Debt

We have a loan agreement with a group of banks that was entered into in June 2011 to fund our acquisition of Wheeler Bros., Inc ("WBI") and provide working capital for our continuing operations. The loan agreement, which expires in June 2016, consists of a term loan facility and a revolving loan facility that also provides us with letters of credit. Financing costs associated with the loan inception of approximately $1.7 million were capitalized and are being amortized over the five-year term of the loan.

The term loan requires quarterly installment payments. Our scheduled term loan payments after September 30, 2013 are $6.2 million in 2013, $25.0 million in 2014, and $34.4 million in 2015. The amount of our term loan borrowings outstanding as of September 30, 2013 was approximately $65.6 million. The amount of term loan borrowings outstanding as of December 31, 2012 was approximately $92.2 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2013 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $39.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of September 30, 2013. We had approximately $48 million in revolving loan amounts outstanding and $1.3 million of letters of credit outstanding as of December 31, 2012.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Total bank loan borrowed funds outstanding as of September 30, 2013, including term loan borrowings and revolving loan borrowings, were approximately $104.9 million. Total bank loan borrowed funds outstanding as of December 31, 2012 were $140.2 million. The fair value of outstanding debt as of September 30, 2013 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a portion of our outstanding borrowings. In July 2011, we purchased a three- year amortizing LIBOR interest rate swap on the term loan debt for a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we pay an effective rate of 1.615% plus our base margin through June 2014. The amount of swapped term loan debt outstanding as of September 30, 2013 is $57.2 million.

After taking into account the impact of hedging instruments, as of September 30, 2013, interest rates on portions of our outstanding debt ranged from 2.18% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.08%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $877 thousand and $2.9 million for the three- and nine-month periods ended September 30, 2013, respectively, and approximately $1.4 million and $3.9 million for the three- and nine-month periods ended September 30, 2012, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. As of September 30, 2013, the aggregate amount of our construction performance bonds associated with our discontinued ICRC operations exceeded the amount permitted by the loan agreement. Our bank lending group has waived this non-compliance as of September 30, 2013. Most of the construction efforts covered by our performance bonds are expected to be completed during the fourth quarter of 2013. We believe that as of December 31, 2013 we will be in compliance with the loan agreement limitation on construction performance bonds. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at September 30, 2013.

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

We also have awarded restricted stock to our non-employee Directors under the 2004 Non-Employee Directors Stock Plan. On January 2, 2013, the non-employee Directors received 16,100 shares of restricted common stock. Compensation expense related to this award was approximately $413 thousand for the nine months ended September 30, 2013.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $267 thousand and $1.2 million for the three- and nine-month periods ended September 30, 2013, respectively, and approximately $225 thousand and $1 million for the three- and nine-month periods ended September 30, 2012, respectively.

The stock-based compensation amounts of approximately $916 thousand and $692 thousand shown on the accompanying statements of cash flows for the nine months ended September 30, 2013 and 2012, respectively, are based on the compensation expense included in contract costs reduced by the tax withholding associated with the awards issued during the applicable periods.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Basic weighted average common shares outstanding	5,333,077	5,286,706	5,327,904	5,280,194
Effect of dilutive shares	5,713	24,523	8,238	25,207
Diluted weighted average common shares outstanding	5,338,790	5,311,229	5,336,142	5,305,401

(5) Commitments and Contingencies

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

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC. With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation. On or about April 10, 2013, ICRC removed the case to the United States District Court for the District of Alaska. Because of the preliminary stage of this lawsuit, we cannot currently determine whether the lawsuit will have a material adverse effect on our results of operations or financial position.

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
September 30, 2013

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

Our segment information for the three- and nine-months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three months		Nine months
	2013	2012	2013	2012
Revenues:
Supply Chain Management Group	$36,597	$32,074	$106,319	$100,607
Federal Group	20,111	38,099	79,371	107,422
International Group	35,428	39,778	107,057	127,823
IT, Energy and Management Consulting Group	18,933	24,286	56,541	74,043
Total revenues	$111,069	$134,237	$349,288	$409,895

Operating income:
Supply Chain Management Group	$7,306	$5,990	$20,311	$17,751
Federal Group	(2,303)	3,228	1,462	7,897
International Group	2,285	1,317	5,451	4,152
IT, Energy and Management Consulting Group	2,475	4,405	6,206	10,353
Corporate/unallocated expenses	(303)	(673)	(1,327)	(841)
Operating income	$9,460	$14,267	$32,103	$39,312

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Source of Revenues
Army/Army Reserve	$22,868	$41,317	$82,622	$126,124
U.S. Navy	23,245	29,403	76,394	92,443
U.S. Air Force	3,587	4,562	9,994	11,852
Total - DoD	49,700	75,282	169,010	230,419

U.S. Postal Service	36,122	31,192	104,950	98,816
Department of Treasury	9,754	9,181	28,565	25,324
Department of Interior	2,881	4,716	8,425	13,921
Department of Energy	5,237	5,220	15,343	15,772
Other government	6,985	7,825	21,451	23,218
Total – Federal civilian agencies	60,979	58,134	178,734	177,051

Commercial	390	821	1,544	2,425

Total	$111,069	$134,237	$349,288	$409,895

(7) Goodwill and Intangible Assets

There were no changes in goodwill for the nine months ended September 30, 2013. Goodwill by operating segment as of December 31, 2012 and September 30, 2013 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Total
Balance as of December 31, 2012	$61,169	$30,883	$92,052
Balance as of September 30, 2013	$61,169	$30,883	$92,052

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $2.5 million and $7.6 million for the three- and nine-month periods ended September 30, 2013, respectively, and approximately $2.8 million and $8.4 million for the three- and nine month periods ended September 30, 2012, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2013
Contract and customer-related	$96,884	$(27,588)	$(1,416)	$67,880
Acquired technologies	12,400	(2,615)	-	9,785
Trade names – amortizable	10,100	(2,967)	-	7,133
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(33,170)	$(2,916)	$84,798

December 31, 2012
Contract and customer-related	$96,884	$(21,923)	$(1,416)	$73,545
Acquired technologies	12,400	(1,769)	-	10,631
Trade names – amortizable	10,100	(1,855)	-	8,245
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(25,547)	$(2,916)	$92,421

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2013	Fair Value December 31, 2012
Non-COLI assets held in DSC Plan	Other assets	Level 1	$176	$120
Interest rate swaps	Accrued expenses	Level 2	$514	$1,194
Earn-out obligation - long-term	Earn-out obligations	Level 3	$8,987	$9,098

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $514 thousand and $1.2 million at September 30, 2013 and December 31, 2012, respectively, has been reported in accrued expenses. The offset, net of an income tax effect of approximately $197 thousand and $457 thousand, is included in accumulated other comprehensive loss in the accompanying balance sheets as of September 30, 2013 and December 31, 2012, respectively. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

Our acquisitions of Akimeka, LLC in 2010 may require additional payments to be made to the sellers of up to $11 million over a three-year post-closing period ending December 31, 2013 if Akimeka achieves certain financial performance targets. Akimeka did not achieve the required financial performance targets for 2011 and 2012. No earn-out obligation was recorded on our balance sheet as of September 30, 2013 because we do not anticipate Akimeka achieving the financial targets for 2013. Our acquisition of WBI in 2011 may require additional payments to be made to the sellers of up to $40 million over a four-year post-closing period ending June 30, 2015 if WBI achieves certain financial performance targets. WBI achieved required financial performance targets for the first earn-out period ended June 30, 2012. Approximately $7.1 million was paid to the sellers in September 2012 based on WBI's performance during the earn-out period. WBI achieved required performance targets for the second earn-out period ended June 30, 2013. A payment of $219 thousand was made to the sellers in September 2013 based on WBI's performance during the second earn-out period. Included in earn-out obligation on the September 30, 2013 balance sheet is a liability of approximately $8.9 million for WBI, which represents our best estimate of the present value of the earn-out obligation. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate. At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. There was no change in the fair value of the Akimeka earn-out obligation during the three- and nine-months ended September 30, 2013. The fair value of the WBI earn-out obligation increased $50 thousand and $108 thousand for the three- and nine-month periods ended September 30, 2013.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Long-term portion	Total
Balance as of December 31, 2012	$9,098	$9,098
Earn-out payments	(219)	(219)
Fair value adjustment included in earnings	108	108
Balance as of September 30, 2013	$8,987	$8,987

We utilize the Monte Carlo valuation model for our earn-out obligation for WBI. Significant unobservable inputs used to value the contingent consideration include projected EBITDA and a discount rate. The model used a discount rate of 12%. If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly higher or lower fair value measurement.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

ICRC's assets and liabilities expected to be sold and assumed are classified as assets held for sale on our consolidated balance sheet as of September 30, 2013 and are recorded at the lower of their carrying values or fair values less costs to sell. We evaluate our assets and liabilities held for sale using both income and market approaches. These inputs are considered level 3 fair value measurements. The goodwill recorded in assets held for sale for ICRC was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing. The major categories of the assets and liabilities held for sale as of September 30, 2013 are as follows (in thousands):

Assets:
Accounts receivable	$1,404
Goodwill	708
Total assets held for sale	$2,112

Liabilities:
Accounts payable	$385
Total liabilities held for sale	$385

Revenues and costs of ICRC have been reclassified as discontinued operations for all periods presented. The major categories included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Revenues	$26	$14,010	$125	$21,857

Loss before income taxes	$-	$(2,483)	$(181)	$(3,191)
Income tax provision (benefit)	1	(961)	(66)	(1,232)
Loss from discontinued operations, net	$(1)	$(1,522)	$(115)	$(1,959)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We provide sustainment services for legacy systems and equipment and professional services to the U.S. Department of Defense ("DoD"), federal civilian agencies, the United States Postal Service ("USPS"), and other customers. Our operations consist primarily of supply chain management, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis. The majority of our contracts are with United States Government ("government") agencies and other government prime contractors. Our largest customer is the DoD, including agencies of the U.S. Army, Navy and Air Force.

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

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches, government agencies and other customers. These services include full life cycle engineering, logistics, maintenance, field support, and refurbishment services to extend and enhance the life of existing vehicles and equipment; comprehensive systems and software engineering, systems technical support, configuration management, obsolescence management, prototyping services, technology insertion programs, and technical documentation and data packages; and management and execution of government programs under large multiple award contracts. This group provides its services to the U.S. Army, Army Reserve, Marine Corps, and other customers. Significant efforts for this group include our U.S. Army Reserve vehicle and equipment refurbishment work and various vehicle and equipment maintenance and sustainment programs for U.S. Army commands.

International Group - Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, and foreign military sales services to U.S. military branches and government agencies, including the U.S. Navy, Air Force, Department of Treasury, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Significant work efforts for this group include ongoing assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, management of seized and forfeited general property programs ("Seized Asset Programs") for various law enforcement customers, and task orders under the U.S. Air Force Contract Field Teams ("CFT") Program.

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

Concentration of Revenues
(in thousands)

	For the nine months ended September 30,
	2013		2012
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$104,950	30	$98,816	24
FMS Program	68,024	20	65,518	16
U.S. Army Reserve	45,383	13	56,141	14
Other	130,931	37	189,420	46
Total Revenues	$349,288	100	$409,895	100

Management Outlook

Our industry's business environment continues to present challenges to sustaining and growing our revenues and profits, resulting in revenue declines in the current year. We have seen declines in some of our DoD and IT revenues due to delays in government contract awards and funding, and to the expiration of programs without follow-on contract awards to continue the work. Although some parts of our business are experiencing declines, we are navigating our way through this challenging time with contributions from our key programs, success in winning work in new markets, and appropriate management action to reduce costs as necessary.

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

We have several key programs centered on our legacy systems and equipment sustainment heritage. These programs include WBI's USPS MIP, our International Group's U.S. Navy FMS Program, and our Federal Group's U.S. Army Reserve vehicle refurbishment work, which together contribute more than half of our total revenues.

WBI's USPS MIP provides ongoing mission-critical support to the USPS, which provides us with a steady revenue and earnings source. This program does not rely on tax funded government spending, as it is primarily self-funded through collections of postage. This is our largest source of revenue and we have seen some modest growth in this program. Additionally, WBI's supply chain and inventory management competencies provide us opportunities to further diversify our customer base to new client markets. We are actively marketing these service offerings to new clients and are currently beginning to service other non-government vehicle fleets that have potential for further development.

We have a contract to develop a more fuel efficient repowered gasoline delivery vehicle that will provide increased fuel efficiency, enhanced environmental standards, and an extended service life for the USPS vehicle fleet using an engine designed by our WBI subsidiary specifically for the USPS vehicles. We were informed in September 2013 that USPS does not currently plan to move forward with the programmatic purchase of our newly designed repowered gasoline engines for its delivery vehicles. However, we plan to apply the resources used and supplier relationships cultivated through our repowered engine development effort toward offering the USPS standard engines and components on an as needed basis.

Our International Group's U.S. Navy FMS Program has been our second largest source of revenue in 2012 and 2013. This program does not rely on tax funded government spending as it is largely funded by foreign government clients. FMS Program revenues for these two years have been generated primarily from follow on technical services work with very little ship reactivation and transfer work. Our traditional mainstay of ship reactivation and transfer work continues to be deferred because the U.S. Congress has not passed the ship transfer legislation required to make excess U.S. Navy ships available to interested allies. Our contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period. This level of contract coverage, combined with the eligibility, upon approval, of multiple U.S. Navy ships for transfer to foreign government clients, is expected to present us with opportunity to restore revenue growth from this program if and when a Naval Vessel Transfer Act is passed. The reactivation, transfer, and follow-on technical support of these vessels is not affected by either sequestration or continuing resolution budget authority.

FMS Program follow on technical services work has generated relatively consistent revenues. These services are provided to a number of foreign client countries. Work performed for the Egyptian Navy has represented the largest portion of our follow on technical services work. In July 2013, we evacuated our workforce from Egypt due to significant domestic and political unrest in that country. Support services for the Egyptian Navy have continued to be performed at other locations, but revenue levels associated with the Egyptian Navy support will be lower than during the time our workforce is located in Egypt. While we estimate a monthly decline in revenues of approximately $800 thousand due to the evacuation from Egypt, the level of Egyptian Navy work that will continue during this time may vary. The operating profit margin on this work is consistent with the reported profit margin of our International Group. We cannot predict if or when our workforce will be able to return to Egypt, or the longer range impact that the political situation in Egypt will have on our Egyptian Navy support program.

Our Federal Group's vehicle and equipment refurbishment work for the U.S. Army Reserve has been our third largest source of revenue in 2012 and 2013. Our U.S. Army Reserve contract was re-competed to transition the work from a General Services Administration ("GSA") contract to three Army contracts. The GSA contract expired in July 2013 prior to the award of the Army successor follow-on awards. Consequently, we suspended operations for this work and placed our workforce of approximately 700 employees for this program on furlough. In August and September 2013, we won three new competitively awarded task orders on our existing Army contracts to resume the suspended work. While work on the new task orders will primarily be performed by our employees, it will be supplemented by small business subcontractor labor. We have reinstated the vast majority of our furloughed workforce on this program, and going forward the number of our employees plus subcontractor employees performing on this program is expected to approximate the number of employees furloughed when the work was suspended. The suspension of work on this program had a negative impact on our revenue, and our third quarter revenue from this program was approximately $6.4 million. This program generated approximately $78 million of revenue in 2012 and $39 million of revenue in the first six months of 2013. The interruption of this work had an adverse impact on the third quarter profitability of our Federal Group's operations.

We have had some success in winning new work. In February 2013, we were awarded a five-year $99 million contract to support the U.S. Coast Guard's FMS program, which further expands our presence in the FMS market place. In April 2013, we were awarded a four-year $24 million delivery order under our U.S. Navy FMS contract to provide technical assistance, supply chain management, and logistics support to upgrade and maintain Taiwan Maritime Defense Systems. In September 2013, we were awarded a five-year Indefinite Delivery/Indefinite Quantity (IDIQ) contract to support asset recovery services for the U.S. Department of Justice, and two five-year contracts with a combined value of $11.8 million to support the rebuild effort of transport and fuel dispensing semitrailers for the Marine Corps Logistics Command. These awards support our confidence that our business development pipeline can contribute to winning additional new future work despite challenges facing our government clients.

VSE has been the prime contractor for the U. S. Department of Treasury Executive Office for Asset Forfeiture (TEOAF) general property program since 2006. We received notice in September 2013 that the follow-on contract for this work was awarded to a competitor. We have protested this award to the U.S. Government Accountability Office ("GAO") and are continuing to perform work on this program until the final outcome of the protest is determined.

While our strategic direction toward expanding our Supply Chain Management services will lessen our reliance on employee services to generate profitable revenue streams, our employee labor continues to be an important part of our business operations. As of September 30, 2013, our employee count (including the above-referenced furlough and subsequent reinstatement of employees associated with our U. S. Army Reserve work) decreased to 1,870 as compared to 2,472 as of December 31, 2012.

Our cash flow remains strong and we continue to pay down our debt. This will position us to consider a variety of strategic and financial options to increase shareholder value.

Bookings and Funded Backlog

Our revenues depend on contract funding ("bookings"), and bookings generally occur when contract funding documentation is received. For our revenues that depend on bookings arising from the receipt of contract funding documentation, funded contract backlog is an indicator of potential future revenues. Revenues for WBI are driven by maintenance schedules and the rate and timing of parts failure on customer vehicles, and WBI bookings occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have funded contract backlog and it is not an indicator of potential future revenues for WBI. A summary of our bookings and revenues for the nine months ended September 30, 2013 and 2012, and funded contract backlog as of September 30, 2013 and 2012 is as follows:
	(in millions)
	2013	2012
Bookings	$407	$437
Revenues	$349	$410
Funded Contract Backlog	$268	$295

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2012. Please refer to our 2012 Form 10-K for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Nine months ended September 30,
Contract Type	2013	%	2012	%
Cost-type	$81,674	23	$92,632	23
Time and materials	86,313	25	149,827	36
Fixed-price	181,301	52	167,436	41
	$349,288	100	$409,895	100

WBI revenues are classified as fixed-price revenue.

Results of Operations

The results of operations are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2013	2012	2013	2012	Months	Months
Revenues	$111,069	$134,237	$349,288	$409,895	$(23,168)	$(60,607)
Contract costs	101,026	117,798	315,364	366,485	(16,772)	(51,121)
Selling, general and administrative expenses	583	1,147	1,821	3,073	(564)	(1,252)
Impairment of goodwill and intangible assets	-	1,025	-	1,025	(1,025)	(1,025)
Operating Income	9,460	14,267	32,103	39,312	(4,807)	(7,209)
Interest expense, net	1,395	2,033	4,453	5,380	(638)	(927)
Income before income taxes	8,065	12,234	27,650	33,932	(4,169)	(6,282)
Provision for income taxes	2,738	4,748	10,089	13,046	(2,010)	(2,957)
Income from continuing operations	5,327	7,486	17,561	20,886	(2,159)	(3,325)
Loss from discontinued operations	(1)	(1,522)	(115)	(1,959)	1,521	1,844
Net Income	$5,326	$5,964	$17,446	$18,927	$(638)	$(1,481)

Our revenues decreased approximately $23 million, or 17%, for the quarter ended September 30, 2013, and approximately $61 million, or 15%, for the first nine months of 2013, as compared to the same periods of 2012. Revenues of our Supply Chain Management Group increased while revenues of our Federal, International, and IT, Energy and Management Consulting Groups declined varying degrees.

Our operating income decreased approximately $4.8 million, or 34% for the quarter ended September 30, 2013, and decreased approximately $7.2 million, or 18%, for the first nine months of 2013, as compared to the same periods of 2012. Operating income from our Supply Chain Management and International Groups increased, while operating income from our Federal and IT, Energy and Management Consulting Groups declined.

Changes in revenues and operating income are further discussed in the summaries of our segment results that follow.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses include legal costs primarily associated with contract protests and costs associated with underutilized leased facilities. Year-over-year changes for these expenses are primarily due to legal costs and settlements.

Interest expense includes interest associated with capital leases for our executive and administrative headquarters office building in 2013 and 2012 and for our WBI facilities in 2012. Interest expense on capital lease payments for our new executive and administrative headquarters office building began in May 2012 and is ongoing. Interest expense on capital lease payments for our WBI facilities includes expense from January 2012 through November 2012 when we purchased the facilities. The amount of interest expense associated with capital leases in the first nine months of both 2013 and 2012 is approximately $1.3 million. Interest expense declined in 2013 as compared to the prior year due to lower levels of bank borrowing.

Our effective income tax rates for the nine months ended September 30, 2013 and 2012 were 36.5% and 38.4%, respectively.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2013	2012	2013	2012	Months	Months

Revenues	$36,597	$32,074	$106,319	$100,607	$4,523	$5,712

Operating Income	$7,306	$5,990	$20,311	$17,751	$1,316	$2,560
Profit percentage	20.0%	18.7%	19.1%	17.6%

Revenues for our Supply Chain Management Group increased approximately $4.5 million or 14%, for the quarter ended September 30, 2013 as compared to the same period for the prior year. Revenues increased approximately $5.7 million or 6%, for the nine months ended September 30, 2013 as compared to the same period for the prior year. The increases in revenues resulted primarily from growth in sales to our USPS client.

Operating income for our Supply Chain Management Group increased approximately $1.3 million, or 22% for the quarter and approximately $2.6 million or 14%, for the nine months ended September 30, 2013 as compared to the same periods for the prior year. The increases in operating income are attributable to the revenue increases, improved operating efficiencies, and to differences in fair value adjustments in the accrued earn-out obligation associated with our acquisition of WBI. The adjustment to the earn-out obligation decreased operating income by $108 thousand and $610 thousand for the nine-month period ended September 30, 2013 and 2012, respectively.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2013	2012	2013	2012	Months	Months

Revenues	$20,111	$38,099	$79,371	$107,422	$(17,988)	$(28,051)

Operating Income	$(2,303)	$3,228	$1,462	$7,897	$(5,531)	$(6,435)
Profit percentage	(11.5)%	8.5%	1.8%	7.4%

Revenues for our Federal Group decreased approximately $18 million or 47%, for the quarter ended September 30, 2013 as compared to the same period for the prior year. Revenues decreased approximately $28 million or 26%, for the nine months ended September 30, 2013 as compared to the same period for the prior year. The decreases in revenues are primarily due to the expiration of a contract at the end of 2012 to provide mechanical maintenance services for Mine Resistance Ambush Protected ("MRAP") vehicles and systems in Kuwait and to the interruption of vehicle and equipment refurbishment work for the U.S. Army Reserve in the third quarter of 2013. The expiration of the MRAP contract reduced revenues by approximately $5.3 million for the quarter and $16.8 million for the nine months ended September 30, 2013. The reduction in revenues for our vehicle and equipment refurbishment work for the U.S. Army Reserve was approximately $14.9 million for the quarter and $10.7 million for the nine months ended September 30, 2013.

Our Federal Group had an operating loss of approximately $2.3 million for the quarter ended September 30, 2013, as compared to operating income of approximately $3.2 million for the same period of the prior year. Operating income decreased approximately $6.4 million or 81%, for the nine months ended September 30, 2013 as compared to the same period for the prior year. The loss for the quarter and the operating decline for the nine months are primarily due to the continuation of fixed infrastructure costs associated with our U.S. Army Reserve program during the time that work was suspended, and to the expiration of the MRAP contract.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2013	2012	2013	2012	Months	Months

Revenues	$35,428	$39,778	$107,057	$127,823	$(4,350)	$(20,766)

Operating Income	$2,285	$1,317	$5,451	$4,152	$968	$1,299
Profit percentage	6.4%	3.3%	5.1%	3.2%

Revenues for our International Group decreased approximately $4.4 million, or 11%, for the quarter ended September 30, 2013, as compared to the same period for the prior year. Revenues decreased approximately $20.8 million or 16%, for the nine months ended September 30, 2013 as compared to the same period for the prior year. The decreases in revenues resulted primarily from a decline in pass-through work provided on engineering and technical services task orders of approximately $4.4 million for the quarter and approximately $15.6 million for the nine months, and to lesser declines in revenues from our CFT Program services. These declines were partially offset by increases in revenues on our FMS and Seized Asset Programs.

Operating income for our International Group increased approximately $968 thousand, or 74%, for the quarter ended September 30, 2013, as compared to the same period for the prior year. Operating income increased approximately $1.3 million or 31%, for the nine months ended September 30, 2013 as compared to the same period for the prior year. The year over year changes in operating income were due to a charge of approximately $1 million associated with the lease of warehouse facilities for our Seized Asset Programs that was recognized in the third quarter of the prior year, a loss of $750 thousand associated with a work share agreement with a subcontractor that we recognized in the second quarter of the prior year, an increase in operating income associated with the increased revenues on our Seized Asset Programs, and the timing of award fee recognition on our FMS Program. Award fee evaluations on our FMS Program occur three times per year. We recognize award fee revenue and income in the period we receive contractual notification of the award, and we typically receive such notification in the first, second, and fourth quarters each year. Because we had not received contractual notification for the award fee that is typically recognized in the second quarter until after June 30, 2013, this award fee revenue and income was recognized in the third quarter of 2013. Due to a catch up of delays in government contractual notification, we recognized award fee revenue and income in each of the first three quarters of 2012.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2013	2012	2013	2012	Months	Months

Revenues	$18,933	$24,286	$56,541	$74,043	$(5,353)	$(17,502)

Operating Income	$2,475	$4,405	$6,206	$10,353	$(1,930)	$(4,147)
Profit percentage	13.1%	18.1%	11.0%	14.0%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $5.4 million, or 22% for the quarter ended September 30, 2013, as compared to the same period for the prior year. Revenues decreased approximately $17.5 million or 24%, for the nine months ended September 30, 2013 as compared to the same period for the prior year. The decreases in revenues were due primarily to a decrease in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts.

Operating income for this segment decreased approximately $1.9 million, or 44%, for the quarter ended September 30, 2013, as compared to the same period for the prior year. Operating income decreased approximately $4.1 million or 40%, for the nine months ended September 30, 2013 as compared to the same period for the prior year. The decreases in operating income are primarily attributable to additions to prior year operating income from reductions in the accrued earn-out obligation associated with our acquisition of Akimeka. Additions to prior year operating income due to reductions of our accrued earn-out obligation for Akimeka were approximately $3.2 million for the third quarter and $5.1 million for the nine months. Without the earn-out obligation adjustments, operating income for the quarter and for the nine months would be higher in 2013 than in the prior year due to improved cost efficiencies, including those associated with combining the operations of Akimeka and G&B.

Financial Condition

Our financial condition did not change materially in the first nine months of 2013. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $1.2 million during the first nine months of 2013.

Cash provided by operating activities decreased approximately $1.6 million in the first nine months of 2013 as compared to the same period of 2012. The change is attributable to a decrease of approximately $1.5 million in cash provided by net income, a decrease of approximately $845 thousand in non-cash operating activities, and an increase of approximately $702 thousand due to changes in the levels of working capital components. Of these working capital components, our largest asset is our accounts receivable and our largest liability is our accounts payable. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods.

Cash used in investing activities decreased approximately $13 million in the first nine months of 2013 as compared to the same period of 2012. This was primarily due to non-recurring capital expenditure requirements of about $8 million associated with the move of our corporate headquarters offices in May 2012.

Cash used in financing activities increased approximately $13 million in the first nine months of 2013 as compared to the same period of 2012. This difference was primarily due to an increase in repayments of our bank borrowing.

We paid quarterly cash dividends of $0.25 per share during the first nine months of 2013. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973, and have increased the dividend each year since 2004.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after September 30, 2013 are $6.2 million in 2013, $25.0 million in 2014, and $34.4 million in 2015. The amount of our term loan borrowings outstanding as of September 30, 2013 was approximately $65.6 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2013 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $39.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of September 30, 2013. During 2013, the highest outstanding revolving loan amount was $54.5 million and the lowest was $32.0 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases. We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of September 30, 2013, interest rates on portions of our outstanding debt ranged from 2.18% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.08%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. As of

September 30, 2013, the aggregate amount of our construction performance bonds associated with our discontinued ICRC operations exceeded the amount permitted by the loan agreement. Our bank lending group has waived this non-compliance as of September 30, 2013. Most of the construction efforts covered by our performance bonds are expected to be completed during the fourth quarter of 2013. We believe that as of December 31, 2013 we will be in compliance with the loan agreement limitation on construction performance bonds. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at September 30, 2013.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.50 to 1	1.70 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.39 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	0.90 to 1	1.10 to 1

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

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we pay an effective rate of 1.615% plus our base margin through June 2014. The amount of swapped term loan debt outstanding as of September 30, 2013 is $57.2 million.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC. With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation. On or about April 10, 2013, ICRC removed the case to the United States District Court for the District of Alaska. Because of the preliminary stage of this lawsuit, we cannot currently determine whether the lawsuit will have a material adverse effect on our results of operations or financial position.

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

VSE CORPORATION
Date: October 30, 2013	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating Officer

Date: October 30, 2013	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)