Form 10-K
period 2013-12-31
VSE CORP
filed 2014-03-07
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013       Commission File Number:  0‑3676

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

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]    No [x]

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2013, was approximately $191.7 million based on the last reported sales price of the registrant's common stock on The NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of March 1, 2014: 5,343,477.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 6, 2014, are incorporated by reference into Part III of this report.

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

ITEM 1. Business

(a)   General Background

VSE was incorporated in Delaware in 1959 and serves as a centralized managing and consolidating entity for our business operations. Our business operations are managed under groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. VSE's operating groups include our Supply Chain Management Group, International Group, Federal Group, and IT, Energy and Management Consulting Group. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business operations consist of vehicle fleet and equipment sustainment services, including supply chain management services, and diversified technical services, including logistics, engineering, IT solutions, health care IT, and consulting services performed on a contract basis. Our services are performed for the United States Government (the "government"), including the United States Department of Defense ("DoD"), United States Postal Service ("USPS"), and various federal civilian agencies, and other clients.

We seek to provide our customers with competitive, cost-effective solutions to specific problems. These problems generally require a detailed technical knowledge of materials, processes, functional characteristics, information systems, technology and products and an in-depth understanding of the basic requirements for effective systems, equipment and business operations.

(b)   Financial Information

Our operations are conducted within four reportable segments aligned with our management groups: 1) Supply Chain, which generated approximately 33% of our revenues in 2013; 2) International, which generated approximately 31% of our revenues in 2013; 3) Federal, which generated approximately 20% of our revenues in 2013; and 4) IT, Energy and Management Consulting, which generated approximately 16% of our revenues in 2013. Additional financial information for our reportable segments appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)   Description of Business

Services and Products

We use a broad array of capabilities and resources to support military, federal civilian, and other government and non-government vehicle fleets, systems, equipment and processes. We are focused on creating, sustaining and improving the vehicle fleets, systems, equipment and processes of our clients through core offerings in supply chain management, equipment refurbishment, logistics, engineering, IT solutions, health care IT, and consulting services.

Typical service offerings include supply chain and inventory management services; vehicle fleet sustainment programs; vehicle fleet parts; engineering support for military vehicles and combat trailers; military equipment refurbishment and modification; ship maintenance, overhaul, and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations; ship's force crew training; life cycle support for ships; ship communication systems; energy conservation, energy efficiency, sustainable energy supply, and electric power grid modernization projects; technology road-mapping; IT enterprise architecture development, information assurance/business continuity, security risk management, and network services; medical logistics; and medical command and control. See Item 7 "Management's Discussion and Analysis of Financial Information and Results of Operations" for more information regarding our business.

Contracts

Depending on solicitation requirements and other factors, we offer our professional and technical services and products through various competitive contract arrangements and business units that are responsive to customer requirements. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services.

The majority of our revenues are derived from contract services performed for DoD agencies or federal civilian agencies.  The USPS, U.S. Navy, U.S. Army and Army Reserve are our largest customers. Other significant customers include the Department of Treasury, the Department of Energy and the Department of Interior. Our customers also include various other government agencies and commercial entities.

Revenues by Customer
(dollars in thousands)
Years ended December 31,
Customer	2013	%	2012	%	2011	%
U.S. Navy	$123,307	26.1	$120,867	22.1	$140,551	24.2
U.S. Army/Army Reserve	101,736	21.6	182,412	33.4	231,615	39.9
U.S. Air Force	3,625	0.8	6,963	1.3	11,971	2.0
Total - DoD	228,668	48.5	310,242	56.8	384,137	66.1

U.S. Postal Service	142,203	30.1	130,866	23.9	75,964	13.1
Department of Treasury	35,929	7.6	33,369	6.1	41,434	7.1
Department of Energy	20,124	4.3	20,898	3.8	23,010	4.0
Department of Interior	1,545	0.3	16,884	3.1	24,254	4.2
Other government	40,919	8.7	32,231	5.9	28,160	4.8
Total – Federal civilian agencies	240,720	51.0	234,248	42.8	192,822	33.2

Commercial	2,250	0.5	2,265	0.4	3,803	0.7

Total	$471,638	100.0	$546,755	100.0	$580,762	100.0

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

Backlog

Funded backlog for government contracts represents a measure of our potential future revenues. Funded backlog is defined by us as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our reported backlog is comprised of funding received by us in incremental amounts intended to fund work that is generally expected to be completed within six to twelve months following the award of the funding. Accordingly, substantially our entire reported backlog is reasonably expected to be filled within this time. Our funded backlog as of December 31, 2013, was approximately $236 million. Funded backlog as of December 31, 2012 and 2011 was approximately $250 million and $282 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process.  Delays in this process, such as those experienced in recent years, may temporarily diminish the availability of funds for ongoing and planned work.

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

Personnel

Services are provided by our staff of professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2013, we had 1,872 employees, a decrease from 2,472 as of December 31, 2012. Principal categories include (a) mechanics and vehicle and equipment technicians, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, (d) logisticians, (e) environmental specialists, and (f) warehouse and sales personnel. The expertise required by our customers also frequently includes knowledge of government administrative procedures. Approximately one-third of our employees have previously served as members in the U.S. Armed Forces.

Competition

The professional and technical services industry in which we are engaged is very competitive. Numerous other organizations, including large, diversified firms, have greater financial resources and larger technical staffs that are capable of providing the same services offered by us.

Government agencies emphasize awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which we currently perform were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order services through contracts awarded by the General Services Administration ("GSA"). GSA provides a schedule of services at fixed prices that may be ordered outside of the solicitation process. We have eight GSA schedule contracts for different classes of services. There is no assurance regarding the level of work we may obtain under these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A general decline in government budgets, or a reallocation of government spending priorities that results in lower levels of potential business in the markets we serve or the services we offer, will cause increased competition. Further, we have noticed an increase in awards that have been protested to the Government Accounting Office ("GAO").

The extent and range of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. We believe the principal competitive factors for our business are technical and financial qualifications, past performance, government budgetary stress, and price.

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

ITEM 1A.  Risk Factors

Our future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including but not limited to those risks set forth below, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC.

Uncertain government budgets and shifting government priorities could delay contract awards and funding and adversely affect our ability to continue work under our government contracts. Additionally, federal procurement directives could result in our loss of work on current programs to set-asides and large multiple award contracts.

Our business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by the government's budgeting and contracting process. The current federal procurement environment is unpredictable and could adversely affect our ability to perform work under new and existing contracts. Contract award and funding delays extend across the federal technical services industry. We experienced delays in contract awards and funding on our contracts in recent years that have impacted our ability to continue existing work and to replace expiring work. Additionally, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

Increased market competition resulting from decreases in government spending for contract services could affect our ability to sustain our revenue levels.

Continuing pressure on government budgets may adversely affect the flow of work to federal contractors, particularly new programs. Consequently, competitor contractors that experience a loss of government work have tended to redirect their marketing efforts toward the types of work that we perform.  This increase in competition for our service offerings has affected our ability to win new work or successor contracts to continue work that is currently performed by us under expiring contracts. Furthermore, disappointed bidders frequently protest, which can delay or reverse contract awards.

Our business could be adversely affected by incidents that could cause an interruption in our operations or impose a significant financial liability on us.

Disruption of our operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or natural disasters or other crises could adversely affect our financial performance and condition. Our Managed Inventory Program ("MIP") that supplies truck replacement parts for the United States Postal Service ("USPS") fleet, our Foreign Military Sales ("FMS") Program for the U.S. Navy, and our vehicle and equipment refurbishment work for the U.S. Army Reserve are our three largest revenue generators, accounting for 30%, 20%, and 13% of our 2013 revenues. A fire, flood, earthquake, or other natural disaster at physical facilities that support these operations, or a procurement system or contractual delay such as we experienced on our U.S. Army Reserve contract in 2013, could potentially interrupt the revenues from our operations.

The nature of our operations and work performed by our employees present certain challenges related to work force management.

Our financial performance is heavily dependent on the abilities of our operating and administrative staff with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wide diversity of contract types, nature of work, work locations, and legal and regulatory complexities challenges our administrative staff and skill sets. We also face challenges associated with our quality of workforce, quality of work, safety, and labor relations compliance. Our current and projected work in foreign countries exposes us to challenges associated with export compliance, local laws and customs, workforce issues, extended supply chain, political unrest and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, workplace accidents, and regulatory noncompliance.

Our work on large government program efforts presents a risk to revenue and profit growth and sustainability.

The eventual expiration of large government programs, or the loss of or disruption of revenues on a single contract, presents the potential for reduced revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. Our Supply Chain Management Group managed inventory program for USPS, our Federal Group equipment refurbishment program for the U.S. Army Reserve, and our International Group FMS Program provide significant amounts of revenues and profits, which if interrupted, could adversely impact our overall financial performance.

Acquisitions, which have been a part of our business strategy in recent years, present certain risks.

The decision to acquire a company that subsequently does not meet expected operating and financial performance targets, the failure to make or timely complete an acquisition, the ineffective integration of an acquisition, or the inability of our company to service debt associated with making an acquisition could potentially adversely affect our financial performance.

Global economic conditions and political factors could adversely affect revenues on current government programs.

Revenues from our government programs for which work is performed in foreign countries are subject to economic conditions in these countries and to political risks posed by ongoing foreign conflicts and potential terrorist activity. A significant amount of our revenues in past years resulted from the U.S. military involvement in Iraq and Afghanistan, and the winding down of this U.S. military involvement has adversely affected our revenues. Also, services performed by our employees on our FMS Program are, to a certain extent, dependent on our placement of employees in a client country. In 2011, political unrest in Egypt caused us to temporarily evacuate employees from that country, resulting in a decline in services performed by our employees for our Egyptian Navy client. This resulted in a decline in our revenues as compared to pre-evacuation periods. Similarly, in 2013 further political unrest in Egypt caused a second evacuation from the country and a decline in our revenues. Revenues from our Egyptian Navy client were approximately $48 million in 2013 as compared to $52 million in 2012. Such global economic and political risks could have a material adverse effect on our future financial performance.

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

A termination for default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. A termination for default could also impact our past performance and ability to win new work. In addition, the government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of services provided by us as a subcontractor.

Additionally, some of our contract work is performed by subcontractors, and such work is subject to government compliance, performance and financial risks. If unsatisfactory performance or compliance failure occurs on the part of subcontractors, we must bear the cost to remedy these deficiencies on our prime contracts.

Due to the nature of our work we could potentially be exposed to legal actions arising from our operations.

Our work includes many manual tasks, including warehousing, shipping and packing of truck parts inventory, maintaining and repairing military and non-military vehicles and equipment, and maintaining and overhauling U.S. Navy ships. This may pose certain challenges that could potentially cause us to be exposed to legal and other liabilities arising from performance issues or from work related incidents that result in damages, injury or death to third parties (see "Item 3. Legal Proceedings"). Such events could cause us to suffer financial losses and adversely affect our financial condition.

Technology security risks could potentially impact our financial results.

Some of our contract work includes data management and technology services associated with Social Security Administration and military medical and health records. This exposes us to certain information and technology security risks. If there was a security breach of sensitive data in our custody or for which we provide services, we could possibly be held liable for damages to third parties related to such security breach and incur costs to prevent future incidents. Costs associated with preventing or remediating information management security breaches have not had a material adverse effect on our capital expenditures, earnings, or competitive position. However, the occurrence of a future security breach event could potentially have such an adverse effect.

Environmental and pollution risks could potentially impact our financial results.

Some of our contract work includes the use of chemical solvents and the handling of hazardous materials to maintain and refurbish vehicles and equipment. This exposes us to certain environmental and pollution risks. Costs associated with preventing or remediating pollution clean-up efforts and environmental regulatory compliance have not yet had a material adverse effect on our capital expenditures, earnings, or competitive position. However, the occurrence of a future environmental or pollution event could potentially have such an adverse effect.

Investments in facilities could cause losses if certain work is disrupted or discontinued.

We have made investments in facilities and lease commitments to support specific business programs, work requirements, and service offerings. A slowing or disruption of these business programs, work requirements, or service offerings that results in operating below intended levels could cause us to suffer financial losses. We incurred charges against operating income of approximately $1.2 million in 2013 and $1.9 million in 2012 associated with the lease of warehouse facilities for our Seized Asset programs.

Our business could be adversely affected by government audits.

Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed and any such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

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

Certain contracts comprise a material portion of our backlog.

Contracts supporting work performed on our FMS Program and our U.S. Army Reserve vehicle and equipment refurbishment work constitute a material portion of our backlog. Once funded, the likelihood of not fulfilling the work requirements associated with our backlog is remote. However, this concentration of our backlog in a few key contracts subjects us to risk of material adverse revenue disruptions if contractual or other issues prevent or delay the fulfillment of work requirements associated with backlog on these key contracts.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.    Properties

Our executive and administrative headquarters are located in a five-story building in Alexandria, Virginia, with approximately 95,000 square feet of office space leased by us through April 2027.

We own five land parcels containing four buildings located in an industrial park in Somerset, Pennsylvania that we use to conduct the operations of our subsidiary Wheeler Bros., Inc. These properties consist of approximately 30 acres of land and buildings totaling approximately 210,000 square feet of office, engineering, and warehouse space.

We also own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 44 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 57,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We also own and operate a facility in Texarkana, Arkansas consisting of approximately 10 acres of land and buildings totaling approximately 79,000 square feet. We use these three properties primarily to provide refurbishment services for military equipment, storage and maintenance.

We also provide services and products from approximately 27 leased facilities located near customer sites to facilitate communications and enhance program performance. These facilities are generally occupied under short-term leases and currently include a total of approximately 900,000 square feet of office and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from locations outside of the United States, generally at foreign shipyards or U.S. military installations.

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

On or about May 24, 2012, four complaints were filed in the Circuit Court of the First Circuit, State of Hawaii, by the estates of five deceased individuals and certain of their relatives against VSE and certain other entities and individuals.  The complaints allege, among other things, that the explosion of fireworks and diesel fuel that injured and killed the five individuals on or about April 8, 2011 was caused by negligence, actions and omissions of VSE and the other defendants and their employees, agents and representatives.  The five deceased plaintiffs were employees of Donaldson Enterprises, Inc., which was a vendor retained by VSE to warehouse, store and dispose of fireworks and other explosives seized by the federal government from entities and persons illegally in possession of the fireworks and other explosives. We had a prime contract with the U.S. Department of Treasury ("Treasury") to support the Treasury Executive Office for Asset Forfeiture to manage various seized assets, including management and disposal of fireworks and other explosives seized by various federal government agencies.

We have denied the allegations and, together with our insurance carriers, will aggressively defend the proceedings. The litigation is in the early stages, but currently we do not anticipate that it will have a material adverse effect on our results of operations or financial condition.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  On or about April 10, 2013, ICRC removed the case to the United States District Court for the District of Alaska.  Because of the preliminary stage of this lawsuit, we cannot currently determine whether the lawsuit will have a material adverse effect on our results of operations or financial condition.

Further, from time-to-time, government agencies investigate whether our operations are being conducted in accordance with applicable contractual and regulatory requirements. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action against us.  We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position.

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

Name	Age	Position with Registrant

Maurice A. Gauthier	66	Director, Chief Executive Officer, President and Chief Operating Officer

Harold J. Flammang, Jr.	62	President, International Group

John T. Harris	62	President, VSE's subsidiary Akimeka, LLC

Thomas M. Kiernan	46	Vice President, General Counsel and Secretary

Thomas R. Loftus	58	Executive Vice President and Chief Financial Officer

Nancy Margolis	58	President, VSE's subsidiary Energetics Incorporated

Donelle L. Moten	60	President, Federal Group

Chad Wheeler	39	President VSE's subsidiary Wheeler Bros., Inc.

Mr. Harris was appointed President and Chief Operating Officer of Akimeka, LLC in August 2010 immediately following VSE's acquisition of the company. Mr. Harris joined Akimeka LLC in 2001 as Chief Operating Officer. Prior to that, he was president of JJA Enterprises, an independent consulting firm specializing in acquisition, business and financial management, and business development services. Mr. Harris has a Bachelor of Science degree from Middle Tennessee State University and a Master of Science degree in Healthcare Administration from Southwest Texas State University. He also carries a Masters equivalent in International Affairs from the Armed Forces Staff College in Norfolk, Virginia.

Mr. Wheeler was appointed President and Chief Operating Officer of Wheeler Bros., Inc. ("WBI"), in July 2013. He is involved in the executive management of day-to-day operations, government contract administration, new business development, supply chain initiatives and facilities management. He serves as a member of the operational board for WBI, and has played an active role at WBI since 1991. Previously, Mr. Wheeler assumed various roles at WBI, including Senior Vice President of Operations, Senior Vice President of Sales and Marketing, and Marketing and Sales Manager. While serving as Marketing and Sales Manager, Mr. Wheeler coordinated implementation of WBI's Managed Inventory Program  which is used at the USPS' Vehicle Maintenance Facilities throughout the country. Mr. Wheeler graduated summa cum laude from Indiana University of Pennsylvania in 1998 with a degree in Marketing.

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

Quarter Ended	High	Low	Dividends

2012:
March 31	$27.14	$22.85	$0.070
June 30	25.64	20.76	0.080
September 30	24.99	21.77	0.080
December 31	25.27	20.91	0.080
For the Year	$27.14	$20.76	$0.310

2013:
March 31	$25.93	$22.14	$0.080
June 30	41.09	25.00	0.090
September 30	49.12	42.05	0.090
December 31	52.20	42.08	0.090
For the Year	$52.20	$22.14	$0.350

(b)	Holders

As of February 6, 2014, VSE common stock, par value $0.05 per share, was held by approximately 260 stockholders of record.  The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

(c)	Dividends

In 2012 cash dividends were declared quarterly at the annual rate of $0.28 per share through March 31, 2012, and at the annual rate of $0.32 per share commencing June 1, 2012.

In 2013 cash dividends were declared quarterly at the annual rate of $0.32 per share through March 31, 2013, and at the annual rate of $0.36 per share commencing June 1, 2013.

Pursuant to our bank loan agreement (see Note 7, Debt, of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

(d)	Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, VSE did not sell any equity securities of VSE that were not registered under the Securities Act of 1933, as amended. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Exchange Act Rule 10b-18 (a)(3)).

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

As of December 31, 2013, 69,238 shares of VSE common stock were available for future issuance under the VSE Corporation 2004 Non-Employee Directors Stock Plan and 51,503 shares of VSE common stock were available for future issuance under the VSE Corporation 2006 Restricted Stock Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of VSE common stock with (a) a performance index for the broad market (The NASDAQ Global Select Market) on which VSE common stock is traded and (b) a published industry index. VSE common stock is traded on The NASDAQ Global Select Market, and our industry group is engineering and technical services (formerly SIC Code 8711). Accordingly, the performance graph compares the cumulative total return for VSE common stock with (a) an index for The NASDAQ Global Select Market (U.S. companies) ("NASDAQ Index") and (b) our peer group.

 Performance Graph Table

	2008	2009	2010	2011	2012	2013
VSE	100	115.60	85.14	63.25	64.67	127.94
NASDAQ Composite	100	144.88	170.58	171.30	199.99	283.39
Peer Group	100	102.15	102.47	91.48	95.53	146.84

ITEM 6.    Selected Financial Data

(In thousands, except per share data)

	Years ended December 31,

	2013	2012	2011	2010	2009

Revenues	$471,638	$546,755	$580,762	$810,955	$974,202

Income from continuing operations	$23,990	$27,364	$20,190	$23,505	$23,408
(Loss) income from discontinued operations	(1,138)	(6,070)	362	182	616
Net income	$22,852	$21,294	$20,552	$23,687	$24,024

Basic earnings per share:
Income from continuing operations	$4.50	$5.18	$3.86	$4.53	$4.56
(Loss) income from discontinued operations	(0.21)	(1.15)	0.07	0.03	0.12
Net income	$4.29	$4.03	$3.93	$4.56	$4.68

Diluted earnings per share:
Income from continuing operations	$4.49	$5.15	$3.83	$4.50	$4.55
(Loss) income from discontinued operations	(0.21)	(1.14)	0.07	0.03	0.12
Net income	$4.28	$4.01	$3.90	$4.53	$4.67

Cash dividends per common share	$0.35	$0.31	$0.27	$0.23	$0.195

	As of December 31,

	2013	2012	2011	2010	2009

Working capital	$47,691	$64,976	$71,123	$54,569	$45,902

Total assets	$380,529	$410,211	$454,512	$288,426	$253,990

Long-term debt	$64,487	$116,377	$144,759	$11,111	$-

Long-term lease obligations	$25,721	$27,435	$33,938	$20,258	$1,100

Stockholders' equity	$186,803	$164,335	$143,600	$123,776	$101,310

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Customers and Services

We provide sustainment services for legacy systems and equipment and professional and technical services to the U.S. Department of Defense ("DoD"), the United States Postal Service ("USPS"), federal civilian agencies, and other customers. Our operations consist primarily of vehicle fleet parts, supply chain management, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis. Our services are performed for the United States Government (the "government"), including DoD and various federal civilian agencies, and other clients. Our largest customers are the DoD and the USPS. See Item 1 "Business – Contracts" on page 6 for revenues by customer.

Discontinued Operations

In December 2012, we decided to divest and sell certain assets of our subsidiary, Integrated Concepts and Research Corporation ("ICRC"), thereby eliminating our Infrastructure Group. We acquired ICRC in 2007. ICRC was engaged principally in providing engineering and transportation infrastructure services and construction management services primarily to federal civilian agencies. ICRC's largest contract was with the U.S. Department of Transportation Maritime Administration ("MARAD") for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The MARAD contract expired on May 31, 2012, when the option year was not exercised. Upon evaluating the impact of the elimination of this PIEP program from ICRC's business base, we determined that expected financial results of our remaining construction management services business would not justify our continuation of its operations. As of December 31, 2013, we had not completed a sale of the ICRC assets and there is no assurance that we will succeed in selling the ICRC assets. Accordingly, we have abandoned our operations of ICRC and have included in loss from discontinued operations, net of tax, a charge of approximately $1 million related to the write-off of goodwill and accounts receivable for the quarter ended December 31, 2013.

Organization and Segments

Our business is managed under operating groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. We have four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) International; 3) Federal; and 4) IT, Energy and Management Consulting.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our Wheeler Bros., Inc. ("WBI") subsidiary, acquired in June 2011. Significant current work efforts for this group include WBI's ongoing Managed Inventory Program ("MIP") that supplies vehicle parts for the USPS truck fleet and direct sales to other clients.

International Group – Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, facility operations, storage and disposal support for seized and forfeited general property programs, and foreign military sales services to the U.S. military branches, government agencies, and other customers. This group provides its services to the U.S. Navy, Department of Treasury, Air Force, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Significant work efforts for this group include ongoing assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program, and management of Department of Treasury and ATF seized and forfeited general property programs ("Seized Asset Programs").

Federal Group - Our Federal Group provides engineering, technical, management, and integrated logistics support services to U.S. military branches, government agencies and other customers. These services include full life cycle engineering, logistics, maintenance, field support, and refurbishment services to extend and enhance the life of existing vehicles and equipment; comprehensive systems and software engineering, systems technical support, configuration management, obsolescence management, prototyping services, technology insertion programs, and technical documentation and data packages; and management and execution of government programs under large multiple award contracts. This group provides its services to the U.S. Army, Army Reserve, Marine Corps, and other customers. Significant current work efforts for this group include our ongoing U.S. Army Reserve vehicle refurbishment program and various vehicle and equipment maintenance and sustainment programs for U.S. Army commands. Significant work efforts in prior years included task orders performed under our U.S. Army CECOM Rapid Response ("R2") contract, which expired in 2011.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics"), Akimeka, LLC ("Akimeka"), and G&B Solutions, Inc. ("G&B"). This group provides technical and consulting services primarily to various DoD and federal civilian government agencies, including the U.S. Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Effective January 1, 2013, the businesses of Akimeka and G&B were combined and we are in the process of transitioning G&B's work to Akimeka. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services, and product and process improvement services.

Concentration of Revenues
	(in thousands)
	Years ended December 31,
Source of Revenues	2013	%	2012	%	2011	%
USPS MIP	$142,147	30	$129,392	24	$73,753	13
FMS Program	94,950	20	88,167	16	100,021	17
U.S. Army Reserve	60,162	13	78,269	14	62,848	11
Other	174,379	37	250,927	46	344,140	59
Total Revenues	$471,638	100	$546,755	100	$580,762	100

Management Outlook

Our success with newer markets and services and the challenges we have experienced and continue to face with our legacy markets and services has given us a clear direction for our future. Going forward, our growth initiatives will focus on these more promising business offerings while we continue to defend and maintain our presence in our legacy business offerings in anticipation of a future rebound for these markets.

Our newer markets and service offerings include managed inventory services centered on vehicle fleet sustainment offered by our Supply Chain Management Group. WBI's USPS MIP provides ongoing mission-critical support to the USPS, which provides us with a steady revenue and earnings source. This program does not rely on tax funded government spending, as it is primarily self-funded through revenues generated through USPS business operations. This is our largest source of revenue and we have seen some growth in this program. Additionally, WBI's supply chain and inventory management competencies provide us opportunities to further diversify our customer base to new client markets. We are actively marketing these service offerings to new client targets, and are currently beginning to service other vehicle fleets that have potential for further development. Our success in expanding our markets for these service offerings has encouraged us to focus our strategic direction on this part of our business and direct financial and management resources toward such efforts.

The challenges faced by our legacy business offerings in recent years continued in 2013, resulting in revenue declines. We have seen declines in some of our DoD and IT revenues due to delays in government contract awards and funding, and to the expiration of programs without follow-on contract awards to continue the work. In response to our uncertain legacy business environment, we took actions to reduce our indirect costs to achieve and retain balance with our workload in 2013. We made staff reductions and took other actions that resulted in approximately $6 million of reduced indirect labor and related costs in 2013. We will continue to assess the need for further reductions to remain competitive and profitable as we go forward.

Despite the challenges, we have key programs centered on our legacy systems and equipment sustainment heritage that continue to provide a substantial portion of our business. These programs include our International Group's U.S. Navy FMS Program, and our Federal Group's U.S. Army Reserve vehicle refurbishment work.

Our International Group's U.S. Navy FMS Program has been our second largest source of revenue in 2012 and 2013. This program does not rely on tax funded government spending as it is largely funded by foreign government clients. FMS Program revenues for these two years have been generated primarily from follow on technical services work with very little ship reactivation and transfer work. Due to extended legislation delays in the U.S. Congress, our traditional mainstay of ship reactivation and transfer work continues to be deferred. Our contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period beginning in January 2012. This level of contract coverage, combined with the eligibility, upon approval, of multiple U.S. Navy ships for transfer to foreign government clients, presents us with an opportunity for revenue growth from this program if and when a Naval Vessel Transfer Act is passed by Congress.

FMS Program follow on technical services work has generated relatively consistent revenues. These services are provided to a number of foreign client countries, the largest of which is the Egyptian Navy. In July 2013, we evacuated our workforce from Egypt due to significant domestic and political unrest in that country. Support services for the Egyptian Navy have continued to be performed at other locations, but revenue levels associated with the Egyptian Navy support will be lower than during the time our workforce was located in Egypt. Our revenues from Egyptian Navy support declined by approximately $4 million in 2013 compared to 2012. The operating profit margin on this work is consistent with the reported profit margin of our International Group. We cannot predict if or when or for what period of time any portion of our workforce will be able to return to Egypt, or the longer range impact that the political situation in Egypt will have on our Egyptian Navy support program.

Our Federal Group's vehicle and equipment refurbishment work for the U.S. Army Reserve has been our third largest source of revenue in 2012 and 2013. Our U.S. Army Reserve contract was re-competed to transition the work from a General Services Administration ("GSA") contract to multiple Army contracts. The GSA contract expired in July 2013 prior to the award of the Army successor follow-on awards. Consequently, we suspended operations for this work and placed our workforce of approximately 700 employees for this program on furlough. In August and September 2013, we were awarded three new task orders on our existing Army contracts to continue the suspended work. While work on the new task orders continues to be primarily performed by our employees, it is supplemented by small business subcontractor labor. The majority of our furloughed workforce on this program was reinstated, and going forward the number of our employees plus subcontractor employees performing on this program is expected to approximate the number of employees furloughed when the work was suspended. The suspension of work on this program had an adverse effect on our results of operations in 2013. This program generated approximately $60 million of revenue in 2013 as compared to $78 million of revenue in 2012.

VSE has been the prime contractor for the U.S. Department of Treasury Executive Office for Asset Forfeiture (TEOAF) general property program since 2006. We received notice in September 2013 that the follow-on contract for this work was awarded to a competitor. We are continuing to perform work on this program until its expected transition to the successor contractor in the first half of 2014. The majority of the work should be transferred by the end of March 2014. This program generated approximately $36 million of revenue in 2013.

Our cash flow remains strong and during 2013 we made progress in reducing our bank debt. We expect to be able to continue reducing our debt at a rate that will position us to consider a variety of options to increase stockholder value.

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

WBI's revenues are driven by maintenance schedules and the rate and timing of parts failure on customer vehicles, and WBI bookings occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have funded contract backlog and it is not an indicator of potential future revenues for WBI. Therefore, total funded contract backlog is less of an indicator of our overall potential future revenue than in years prior to our acquisition of WBI.

A summary of our bookings and revenues for the years ended December 31, 2013, 2012 and 2011, and funded contract backlog as of December 31, 2013, 2012 and 2011 is as follows (in millions).

	(in millions)
	2013	2012	2011
Bookings	$501	$539	$493
Revenues	$472	$547	$581
Funded Backlog	$236	$250	$282

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

Substantially all of the WBI's revenues result from the Management Inventory Program ("MIP") that supplies vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the product is used by the customer.

Revenues by contract type for the years ended December 31 were as follows (in thousands):

Contract Type	2013 Revenues	%	2012 Revenues	%	2011 Revenues	%
Cost-type	$119,350	25.3	$124,908	22.8	$149,382	25.7
Time and materials	95,099	20.2	197,369	36.1	266,106	45.8
Fixed-price	257,189	54.5	224,478	41.1	165,274	28.5
	$471,638	100.0	$546,755	100.0	$580,762	100.0

A significant portion of our time and materials revenues in 2011 were from our R2 contract, which expired in January 2011. WBI revenues are classified as fixed-price revenue.

We will occasionally perform work at risk, which is work performed prior to the government formalizing funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this "risk funding" as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Revenues recognized as of December 31, 2013 include approximately $5 million for which we had not received formalized funding, which includes approximately $3.9 million of risk funding associated with our expired MARAD contract. We believe that we are entitled to reimbursement and expect to receive all of this funding.

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

In the fourth quarter of 2013, we performed our annual goodwill impairment analysis for each of our reporting units. The results of the impairment analysis indicated that the estimated fair values of our reporting units substantially exceeded their carrying values.

As of December 31, 2013, we have no intangible assets with indefinite lives and we had an aggregate of approximately $92 million of goodwill associated with our acquisitions.

Results of Operations

	Revenues (in thousands)
	Years ended December 31,
	2013	%	2012	%	2011	%
Supply Chain Management Group	$154,702	32.8	$143,014	26.2	$83,052	14.3
International Group	146,908	31.2	167,193	30.6	206,746	35.6
Federal Group	95,435	20.2	142,323	26.0	184,147	31.7
IT, Energy and Management Consulting Group	74,593	15.8	94,225	17.2	106,817	18.4
	$471,638	100.0	$546,755	100.0	$580,762	100.0

Our revenues decreased by approximately $75 million or 14% for the year ended December 31, 2013 as compared to the prior year. The change in revenues for this period resulted from a decrease in our Federal Group of approximately $47 million; a decrease in our International Group of approximately $20 million and a decrease in our IT, Energy, and Management Consulting Group of approximately $20 million. These decreases were partially offset by an increase in our Supply Chain Management Group of approximately $12 million.

Our revenues decreased by approximately $34 million or 6% for the year ended December 31, 2012 as compared to the prior year. The change in revenues for this period resulted from a decrease in our Federal Group of approximately $42 million; a decrease in our International Group of approximately $40 million and a decrease in our IT, Energy, and Management Consulting Group of approximately $12 million. These decreases were partially offset by an increase in our Supply Chain Management Group of approximately $60 million, attributable primarily to the inclusion of WBI in our operating results for a full year in 2012 as compared to a partial year in 2011. Certain warehousing operations included in our Federal Group operating results for 2013 were previously included in our Supply Chain Management Group in 2012 and have been reclassified to the Federal Group for comparative purposes.

	Consolidated Statements of Income (in thousands)
	Years ended December 31,
	2013	%	2012	%	2011	%
Revenues	$471,638	100.0	$546,755	100.0	$580,762	100.0
Contract costs	424,250	90.0	490,686	89.8	539,472	92.9
Selling, general and administrative expenses	3,285	0.7	3,968	0.7	5,213	0.9
Impairment of goodwill and intangible assets	-	0.0	1,025	0.2	0	0.0
Operating income	44,103	9.3	51,076	9.3	36,077	6.2
Interest expense, net	5,789	1.2	7,224	1.3	3,685	0.6

Income before income taxes	38,314	8.1	43,852	8.0	32,392	5.6
Provision for income taxes	14,324	3.0	16,488	3.0	12,202	2.1

Income from continuing operations	23,990	5.1	27,364	5.0	20,190	3.5
(Loss) income from discontinued operations, net of tax	(1,138)	(0.2)	(6,070)	(1.1)	362	0.1

Net income	$22,852	4.9	$21,294	3.9	$20,552	3.6

Contract costs consist primarily of direct costs including labor, inventory, material, and supplies used in the performance of our work and delivery of our products, and indirect costs associated with these direct costs. These costs will generally increase or decrease in conjunction with our level of work or products sold and associated revenues.

Our contract costs decreased by approximately $66 million or 14% in 2013 as compared to 2012. The decrease resulted from a decrease in our Federal Group of approximately $39 million, a decrease in our International Group of approximately $21 million, a decrease in our IT, Energy, and Management Consulting Group of approximately $17 million, and an increase in our Supply Chain Management Group of approximately $9 million.

Our contract costs decreased by approximately $49 million or 9% in 2012 as compared to 2011. The decrease resulted from a decrease in our Federal Group of approximately $46 million, a decrease in our International Group of approximately $40 million, and a decrease in our IT, Energy and Management Consulting Group of approximately $12 million. These decreases were partially offset by an increase in our Supply Chain Management Group of approximately $52 million, attributable primarily to the inclusion of WBI in our operating results for a full year in 2012 as compared to a partial year in 2011.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. This includes costs associated with the acquisition of WBI in 2011, cost associated with a work share agreement with a subcontractor in 2011 and 2012, and legal fees associated with protested contract awards.

Our operating income decreased by approximately $7 million or 14% in 2013 as compared to 2012. The decrease resulted primarily from a decrease in operating income of approximately $8 million in our Federal Group and a decrease in operating income in our IT, Energy and Management Consulting Group of approximately $2.8 million. These decreases were partially offset by an increase in operating income in our Supply Chain Management Group of approximately $3.3 million and an increase in operating income in our International Group of approximately $1 million.

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

Interest expense decreased in 2013 as compared to 2012 due to reductions in our level of borrowing as we paid down our bank loan during 2013. Due to the impending expiration of our lease and planned demolition of our headquarters facility after more than four decades of occupancy, we relocated our executive and administrative headquarters in 2012. Lease payments for our new executive and administrative headquarters office building began in May 2012. Terms of our lease agreement have required us to capitalize the construction costs of the leased building. We are also required to classify a significant portion of the monthly expense associated with the lease as depreciation and interest expense, instead of rent expense normally associated with an operating lease. The combined expenses will be a greater monthly amount than the comparable operating rent expense would be in the beginning years of the lease term, and a lesser amount in the later years of the lease. Interest expense increased in 2012 as compared to the prior year due to the interest associated with the headquarters office building lease and to an increase in interest associated with a full year of bank loan financing in 2012 as compared to a partial year of bank loan financing in 2011 related to our acquisition of WBI in 2011.

Provision for Income Taxes

Our effective tax rate from continuing operations was 37.4% for 2013, 37.6% for 2012 and 37.7% for 2011.  Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.  In addition to state income taxes, certain tax credits and other items had an impact on the difference between our statutory U.S. Federal income tax rate of 35% and our effective tax rate.  The work opportunity tax credit and a state educational improvement tax credit provided a significant benefit to our tax rates of 3.9% and 3.7% for the years ended December 31, 2013 and 2012, respectively.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are (in thousands):

	Years ended December 31,
	2013	%	2012	%	2011	%
Revenues	$154,702	100.0	$143,014	100.0	$83,052	100.0
Contract costs	126,869	82.0	118,146	82.6	66,124	79.6
Selling, general and administrative expenses	534	0.4	854	0.6	613	0.8
Operating income	$27,299	17.6	24,014	16.8	16,315	19.6

Revenues for our Supply Chain Management Group increased approximately $12 million or 8% for 2013, as compared to the prior year. The revenue increase resulted primarily from an increase in WBI's USPS MIP revenues of approximately $11.4 million. Contract costs for our Supply Chain Management Group increased by approximately $9 million or 7% for 2013 as compared to the prior year. Operating income for our Supply Chain Management Group increased by approximately $3 million or 14% for 2013 as compared to the prior year. Contract cost, operating income and profit percentage increases resulted primarily from the increase in USPS MIP revenues. Operating income for this segment in 2013 was decreased by approximately $183 thousand for an increase to the accrued earn-out obligations associated with our acquisition of WBI.

Vehicle parts and equipment sold by WBI to DoD clients are included in our Supply Chain Management Group results presented above for all years.  These sales to DoD clients were included in our Federal Group results in our quarterly reports for 2013. Revenues for vehicle parts and equipment sold to DoD were approximately $11 million for 2013.

Our Supply Chain Management Group was established and began contributing to our operating results upon our acquisition of WBI in June 2011. Accordingly, we had a full year of operating results for this segment in 2012 compared to a partial year in 2011, and therefore financial performance comparisons for these years are not meaningful. Operating income for this segment in 2012 was decreased by approximately $802 thousand for an increase to the accrued earn-out obligations associated with our acquisition of WBI.

International Group Results

The results of operations for our International Group are (in thousands):

	Years ended December 31,
	2013	%	2012	%	2011	%
Revenues	$146,908	100.0	$167,193	100.0	$206,746	100.0
Contract costs	138,857	94.5	159,967	95.7	200,309	96.9
Selling, general and administrative expenses	982	0.7	1,174	0.7	1,116	0.5
Operating income	$7,069	4.8	$6,052	3.6	$5,321	2.6

Revenues for our International Group decreased approximately $20 million or 12% for 2013, as compared to the prior year. The decrease in revenues for 2013 was primarily attributable to a decline of approximately $18 million in pass-through work provided on engineering and technical services task orders, and to lesser declines in revenues from our CFT Program services. These declines were partially offset by increases in revenues on our FMS and Seized Asset Programs.

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

Contract costs for our International Group decreased approximately $21 million or 13% for 2013, as compared to the prior year. The decrease in contract costs for 2013 was primarily attributable to a decline of approximately $18 million in pass-through work provided on engineering and technical services task orders, and to lesser declines in revenues from our CFT Program services. These declines were partially offset by increases on our FMS and Seized Asset Programs.

Contract costs for our International Group decreased approximately $40 million or 20% for 2012, as compared to the prior year. The decrease in contract costs for 2012 was primarily attributable to a decline of approximately $17 million in pass-through work provided on engineering and technical services task orders, decreases in contract costs on our FMS Program of approximately $10 million, and a decline of approximately $7 million on our CFT program work.

Operating income for our International Group increased by approximately $1 million or 17% for 2013, as compared to the prior year. Our operating income was reduced for these two years by: 1) charges of approximately $1.9 million in 2012 and approximately $1.2 million in 2013 associated with idle warehouse facilities; 2) a charge of $485 thousand in December 2013 for a Department of Treasury claim for flood damage to vehicles; and 3) a loss of $750 thousand in 2012 associated with the final payment on a work share agreement with a subcontractor, all of which were associated with our Seized Asset Programs.  The charges for the idle warehouse facilities will not continue after 2013. The year over year change in operating income was also impacted by an increase in operating income in 2013 associated with the increased revenues on our Seized Asset Programs and the timing of award fee recognition on our FMS Program. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. Award fee evaluations on our FMS Program occur three times per year and we recognize award fee revenue and income in the period we receive contractual notification of the award. We recognized award fee revenue and income in 2013 from three award fee notifications. Due to a catch up of delays in government contractual notification, we recognized revenue and income from four award fees in 2012, including approximately $1.1 million in award fee revenue and income that would typically have been recognized in the prior year. This effectively increased 2012 operating income associated with this program as compared to the typical pattern.

Operating income for our International Group increased by approximately $731 thousand or 14% for 2012, as compared to the prior year. We recognized four award fees in our operating results in 2012 and two award fees in 2011 on this program. Because we had not received contractual notification as of December 31, 2011 for an estimated $1.1 million award fee for work performed in 2011, revenue and income for this award fee was recognized in 2012 instead of 2011. This effectively decreased 2011 operating income and increased 2012 operating income as compared to the typical pattern associated with this program, and was the primary reason for the increase in operating income for this group in 2012. Operating income was reduced in 2012 by charges of approximately $1.9 million associated with idle warehouse facilities on our Seized Asset Programs.

Federal Group Results

The results of operations for our Federal Group are (in thousands):

	Years ended December 31,
	2013	%	2012	%	2011	%
Revenues	$95,435	100.0	$142,323	100.0	$184,147	100.0
Contract costs	92,681	97.1	131,269	92.2	177,745	96.5
Selling, general and administrative expenses	354	0.4	636	0.5	378	0.2
Operating income	$2,400	2.5	$10,418	7.3	$6,024	3.3

Revenues for our Federal Group decreased approximately $47 million or 33% for the year ended 2013, as compared to the prior year. The decrease in revenues is primarily due to the expiration of a contract at the end of 2012 to provide mechanical maintenance services for Mine Resistance Ambush Protected ("MRAP") vehicles and systems in Kuwait and to a reduction in revenues from our vehicle and equipment refurbishment work for the U.S. Army Reserve due to the interruption of contract coverage in the third quarter of 2013. The reduction in revenues due to the expiration of the MRAP contract was approximately $26 million. The reduction in revenues from our vehicle and equipment refurbishment work for the U.S. Army Reserve was approximately $18 million.

Revenues for our Federal Group decreased approximately $42 million or 23% for 2012, as compared to the prior year. The revenue decrease resulted primarily from a decrease in revenues associated with our expiring R2 contract of approximately $72 million. This decrease was partially offset by an increase in work on our U.S. Army Reserve vehicle refurbishment program of approximately $15 million and increases in other work of approximately $13 million.

Contract costs for our Federal Group decreased approximately $39 million or 29% for 2013, as compared to the prior year. The decrease in contract costs is primarily due to the expiration of the MRAP contract and to a reduction in contract costs from our U.S. Army Reserve vehicle refurbishment program. The reduction in contract costs due to the expiration of the MRAP contract was approximately $24 million. The reduction in contract costs from our vehicle and equipment refurbishment work for the U.S. Army Reserve was approximately $13 million.

Contract costs for our Federal Group decreased approximately $46 million or 26% for 2012, as compared to the prior year. The decrease resulted primarily from a decrease in contract costs associated with our expiring R2 contract of approximately $72 million. This decrease was partially offset by increases in costs associated with work on our U.S. Army Reserve vehicle refurbishment program of approximately $11 million and increases in other work.

Operating income for our Federal Group decreased by approximately $8 million or 77% for 2013 as compared to the prior year. The decrease resulted primarily from a reduction of profits on our U.S. Army Reserve program of approximately $5 million due to the reduction in revenues on this program and to the continuation of fixed infrastructure costs during the time that work was suspended, and to a decrease of approximately $2 million in profits associated with the expiration of the MRAP contract. The decrease in the profit percentage in 2013 as compared to 2012 is also primarily due to the continuation of fixed infrastructure costs while work was suspended under the U.S. Army Reserve program.

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

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are (in thousands):

	Years ended December 31,
	2013	%	2012	%	2011	%
Revenues	$74,593	100.0	$94,225	100.0	$106,817	100.0
Contract costs	65,359	87.6	82,085	87.1	93,850	87.9
Selling, general and administrative expenses	173	0.2	324	0.4	600	0.6
Operating income	$9,061	12.2	$11,816	12.5	$12,367	11.5

Revenues for our IT, Energy and Management Consulting Group decreased approximately $20 million or 21% for 2013, as compared to the prior year. Contract costs for our IT, Energy and Management Consulting Group decreased approximately $17 million or 20% for 2013, as compared to the prior year. The decreases in revenues and contract costs were due primarily to a decrease in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts. Operating income for this segment decreased approximately $2.8 million, or 23% for 2013, as compared to the prior year. The decrease in operating income is primarily attributable to a reduction of $5.1 million in the accrued earn-out obligation associated with our acquisition of Akimeka that increased prior year operating income. There was no earn-out obligation adjustment in 2013. Without the prior year earn-out obligation adjustment, operating income for 2013 would be higher than in the prior year due to improved operating and cost efficiencies, including those associated with combining the operations of Akimeka and G&B.

Revenues for our IT, Energy and Management Consulting Group decreased approximately $13 million or 12% for 2012, as compared to the prior year. Contract costs for our IT, Energy and Management Consulting Group decreased approximately $12 million or 13% for 2012, as compared to the prior year. The decreases in revenues and contract costs were due primarily to a general decline in services ordered by clients. Operating income for this segment decreased approximately $551 thousand, or 4% for 2012, as compared to the prior year. The year over year changes in operating income are attributable to a decrease in profits associated with the revenue declines and a charge for impairment of acquisition related intangible assets for Akimeka, offset by increases to operating income from reductions in the accrued earn-out obligations associated with our acquisition of Akimeka. Operating income increases from reductions of our accrued earn-out liability for Akimeka were approximately $5.1 million for 2012, compared to approximately $2.7 million for the prior year. The charge for impairment of acquisition related intangible assets for Akimeka for 2012 was approximately $1 million, compared to no impairment charges in the prior year.

Financial Condition

Our financial condition did not change materially in 2013. We used our positive cash flow to reduce our bank debt by approximately $50 million in 2013. Changes to other asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $1.3 million during 2013.

Cash provided by operating activities decreased by approximately $3.2 million in 2013 as compared to 2012. The change is attributable to a decrease of approximately $1.2 million due to changes in the levels of operating assets and liabilities; a decrease of approximately $3.6 million in depreciation and amortization and other non-cash operating activities; and an increase of approximately $1.6 million in cash provided by net income. Our largest operating assets are our accounts receivable and inventories. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract requirements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of the government services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received from government customers in payment of these services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods. Our levels of inventories and accrued expenses tend to vary in accordance with our levels revenues and services performed.

Cash used in investing activities decreased approximately $21 million in 2013 as compared to 2012. This was primarily due to nonrecurring events in 2012, including cash used of approximately $9 million for capital investments related to the move of our corporate headquarters offices in May 2012 and approximately $9 million to purchase office, warehouse and distribution facilities that support our WBI operations in December 2012.

Cash used in financing activities increased approximately $20 million in 2013 as compared to 2012. This was primarily due to an increase of approximately $26 million in repayments on our bank loan.

Cash provided by operating activities increased by approximately $25 million in 2012 as compared to 2011. The change is attributable to an increase of approximately $14 million due to changes in the levels of operating assets and liabilities; an increase of approximately $11 million in depreciation and amortization and other non-cash operating activities, including impairments of goodwill and other intangible assets of approximately $9 million; and an increase of approximately $741 thousand in cash provided by net income.

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

We paid quarterly cash dividends totaling approximately $1.9 million or $0.34 per share during 2013. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after December 31, 2013 are $25 million in 2014 and $34.4 million in 2015. The amount of term loan borrowings outstanding as of December 31, 2013 was approximately $59.4 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2013 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $30.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of December 31, 2013. During 2013, the highest outstanding revolving loan amount was $54.5 million and the lowest was $23.9 million. The timing of certain payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of December 31, 2013, interest rates on portions of our outstanding debt ranged from 2.16% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.07%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at December 31, 2013.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.50 to 1	1.44 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.41 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	0.90 to 1	1.30 to 1

We currently do not use public debt security financing.

Contractual Obligations

Our contractual obligations as of December 31, 2013 are (in thousands):

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Bank loan debt	$89,721	$25,000	$64,721	$-	$-
Operating leases, net of non-cancelable sublease income	12,317	5,934	4,610	1,773	-
Corporate headquarters lease	61,417	3,868	8,089	8,557	40,903
Purchase obligations	4,423	1,797	2,221	348	57
Total	$167,878	$36,599	$79,641	$10,678	$40,960

Estimated cash requirements for interest on our bank loan debt are approximately $1.9 million for 2014 and $570 thousand for 2015.

Operating lease commitments are primarily for leased facilities for office, shop, and warehouse space located near customer sites or to serve customer needs. We also have some equipment and software leases that are included in these amounts.

We have a 15-year lease agreement whereby lease payments began in May of 2012 for executive and administrative headquarters space. Terms of our lease agreement have required us to capitalize the construction costs of the leased building and account for the lease upon occupancy in May 2012 under the finance method of lease accounting rules.

Purchase obligations consist primarily of contractual commitments associated with our information technology systems. The table excludes contractual commitments for materials or subcontractor work purchased to perform government contracts. Such commitments for materials and subcontractors are reimbursable when used on the contracts, and generally are also reimbursable if a contract is "terminated for convenience" by the government pursuant to federal contracting regulations.

Inflation and Pricing

Most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of computer systems equipment, furniture and fixtures, shop and warehouse equipment, and land, buildings and improvements. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed an interest rate hedge to fix the rate on a portion of our outstanding borrowings. The resulting fixed rate on this portion of our debt is higher than the variable rate and has increased our net effective rate, but gives us protection against interest rate increases.

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we pay an effective rate of 1.615% plus our base margin through June 2014. The amount of swapped term loan debt outstanding as of December 31, 2013 is $51 million.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 6, 2014

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$220	$1,501
Receivables, principally U.S. Government, net	78,387	90,621
Inventories	39,315	41,555
Deferred tax assets	863	767
Other current assets	10,641	8,641
Current assets of discontinued operations	-	2,890
Total current assets	129,426	145,975

Property and equipment, net	57,738	62,468
Intangible assets, net	82,257	92,421
Goodwill	92,052	92,052
Deferred tax assets	2,545	2,099
Other assets	16,511	15,196
Total assets	$380,529	$410,211

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$24,837	$23,274
Accounts payable	31,757	30,063
Accrued expenses and other current liabilities	24,661	26,688
Dividends payable	480	423
Current liabilities of discontinued operations	-	551
Total current liabilities	81,735	80,999

Long-term debt, less current portion	64,487	116,377
Deferred compensation	11,454	10,684
Long-term lease obligations, less current portion	25,721	27,435
Earn-out obligations, less current portion	9,062	9,098
Other liabilities	1,267	1,283
Total liabilities	193,726	245,876

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,333,077 and 5,293,316 respectively	267	265
Additional paid-in capital	19,139	18,193
Retained earnings	167,598	146,614
Accumulated other comprehensive loss	(201)	(737)
Total stockholders' equity	186,803	164,335
Total liabilities and stockholders' equity	$380,529	$410,211

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2013	2012	2011
Revenues:
Services	$314,306	$398,682	$490,078
Products	157,332	148,073	90,684
Total revenues	471,638	546,755	580,762

Contract costs
Services	295,223	368,540	466,481
Products	129,027	122,146	72,991
Total contract costs	424,250	490,686	539,472

Selling, general and administrative expenses	3,285	3,968	5,213

Impairment of intangible assets	-	1,025	-

Operating income	44,103	51,076	36,077

Interest expense, net	5,789	7,224	3,685

Income from continuing operations before income taxes	38,314	43,852	32,392

Provision for income taxes	14,324	16,488	12,202

Income from continuing operations	23,990	27,364	20,190

(Loss) income from discontinued operations, net of tax	(1,138)	(6,070)	362

Net income	$22,852	$21,294	$20,552

Basic earnings per share:
Income from continuing operations	$4.50	$5.18	$3.86
(Loss) income from discontinued operations	(0.21)	(1.15)	0.07
Net income	$4.29	$4.03	$3.93

Basic weighted average shares outstanding	5,329,208	5,282,047	5,232,055

Diluted earnings per share:
Income from continuing operations	$4.49	$5.15	$3.83
(Loss) income from discontinued operations	(0.21)	(1.14)	0.07
Net income	$4.28	$4.01	$3.90

Diluted weighted average shares outstanding	5,343,267	5,309,862	5,267,857

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended December 31,
	2013	2012	2011

Net income	$22,852	$21,294	$20,552
Change in fair value of interest rate swap agreements, net of tax	536	(45)	(692)
Comprehensive income	$23,388	$21,249	$19,860

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2010	5,194	$260	$15,692	$107,824	$-	$123,776
Net income	-	-	-	20,552	-	20,552
Stock-based compensation	53	2	1,377	-	-	1,379
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	(692)	(692)
Dividends declared ($0.27)	-	-	-	(1,415)	-	(1,415)
Balance at December 31, 2011	5,247	262	17,069	126,961	(692)	143,600
Net income	-	-	-	21,294	-	21,294
Stock-based compensation	46	3	1,124	-	-	1,127
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	(45)	(45)
Dividends declared ($0.31)	-	-	-	(1,641)	-	(1,641)
Balance at December 31, 2012	5,293	265	18,193	146,614	(737)	164,335
Net income	-	-	-	22,852	-	22,852
Stock-based compensation	40	2	946	-	-	948
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	536	536
Dividends declared ($0.35)	-	-	-	(1,868)	-	(1,868)
Balance at December 31, 2013	5,333	$267	$19,139	$167,598	$(201)	$186,803

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$22,852	$21,294	$20,552
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	790	8,953	-
Depreciation and amortization	20,016	21,162	15,099
Loss on sale of property and equipment	246	-	-
Deferred taxes	(874)	(1,253)	1,283
Stock-based compensation	1,576	1,076	1,427
Earn-out obligation adjustment	183	(4,337)	(2,486)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	14,130	25,051	51,323
Inventories	2,240	435	(4,758)
Other current assets and noncurrent assets	(3,798)	5,938	(3,420)
Accounts payable and deferred compensation	1,922	(17,279)	(31,596)
Accrued expenses and other current liabilities	(843)	(1,719)	(12,745)
Long-term lease obligations	(1,826)	(506)	(91)
Other liabilities	(16)	992	108

Net cash provided by operating activities	56,598	59,807	34,696

Cash flows from investing activities:
Purchases of property and equipment	(4,416)	(20,863)	(6,635)
Cash paid for acquisitions, net of cash acquired	-	(4,607)	(174,945)

Net cash used in investing activities	(4,416)	(25,470)	(181,580)

Cash flows from financing activities:
Borrowings on loan arrangement	290,137	269,388	471,303
Repayments on loan arrangement	(340,627)	(293,409)	(324,848)
Earn-out obligation payments	(180)	(6,787)	(1,384)
Payments on capital lease obligations	(725)	(562)	-
Payment of taxes for equity transactions	(257)	(332)	(393)
Payment of debt financing costs	-	-	(1,747)
Dividends paid	(1,811)	(1,585)	(1,360)

Net cash (used in) provided by financing activities	(53,463)	(33,287)	141,571

Net increase (decrease) in cash and cash equivalents	(1,281)	1,050	(5,313)
Cash and cash equivalents at beginning of year	1,501	451	5,764
Cash and cash equivalents at end of year	$220	$1,501	$451

Supplemental cash flow disclosures (in thousands):

Cash paid for:
Interest	$4,192	$5,512	$3,149
Income taxes	$15,638	$10,686	$12,625

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013

(1)  Nature of Business and Significant Accounting Policies

Nature of Business

The term "VSE," the "Company," "us," "we," or "our" means VSE and its subsidiaries and divisions unless the context indicates operations of the parent company only.

Our business operations consist of vehicle fleet and equipment sustainment services, including supply chain management services, and diversified technical services, including logistics, engineering,  IT solutions, health care IT, and consulting services performed on a contract basis. Our services are performed for the United States Government (the "government"), including the United States Department of Defense ("DoD"), United States Postal Service ("USPS"), and various federal civilian agencies, and other clients.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our unincorporated divisions and wholly owned subsidiaries. Our subsidiaries are Energetics Incorporated ("Energetics"), G&B Solutions, Inc. ("G&B"), Akimeka, LLC ("Akimeka") and Wheeler Bros., Inc. ("WBI"). All intercompany transactions have been eliminated in consolidation. These consolidated financial statements also account for the classification of the Infrastructure Group as a result of discontinued operations of our subsidiary Integrated Concepts and Research Corporation ("ICRC") and therefore any financial impact of such group has been presented as discontinued operations in the 2013, 2012 and 2011 reporting periods.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, recoverability of goodwill and intangible assets and earn-out obligations related to acquisitions consummated after January 1, 2009.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to the current year presentation. Such reclassifications were not material.

Stock-Based Compensation

We account for share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The compensation expense, included in contract costs, is amortized over the requisite service period. See Note 9, Stock-Based Compensation Plans, for further discussion of our stock-based compensation plans and related activity.

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

	Years Ended December 31,
	2013	2012	2011
Basic weighted average common shares outstanding	5,329,208	5,282,047	5,232,055
Effect of dilutive shares	14,059	27,815	35,802
Diluted weighted average common shares outstanding	5,343,267	5,309,862	5,267,857

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

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables.  Contracts with the government, either as a prime or subcontractor, accounted for approximately 99% of revenues for each of the years ended December 31, 2013, 2012, and 2011. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including debt, approximate book value.

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

Substantially all of the WBI's revenues result from a Managed Inventory Program ("MIP") that supplies vehicle parts to clients.  We recognize revenue from the sale of vehicle parts when the product is used by the customer.

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

Deferred Compensation Plans

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan ("DSC Plan"), to provide incentive and reward for certain management employees based on overall corporate performance. We maintain the underlying assets of the DSC Plan in a Rabbi Trust and changes in asset values are included in contract costs on the accompanying consolidated statements of income.  We invest the assets held by the Rabbi Trust in both corporate owned life insurance ("COLI") products and in mutual funds.  The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value.  The DSC Plan assets are included in other assets and the obligation to the participants is included in deferred compensation on the accompanying consolidated balance sheets.

Deferred compensation plan expense recorded as contract costs in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012, and 2011 was approximately $1.4 million, $1.2 million, and $1.4 million, respectively.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment to be held and used. We review the carrying values of long-lived assets other than goodwill for impairment if events or changes in the facts and circumstances indicate that their carrying values may not be recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value. During 2012, impairment charges of approximately $1 million were recorded for the intangible assets related to the acquisition of Akimeka (see Note 6, Goodwill and Intangible Assets). Also during 2012, an impairment charge of approximately $1.9 million was recorded for the intangible assets related to our acquisition of ICRC (see Note 6, Goodwill and Intangible Assets). No impairment charges related to intangible assets, other than goodwill, were recorded in the year ended December 31, 2013.

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

Goodwill

We review goodwill for impairment annually at the beginning of the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on our annual goodwill impairment analysis we performed during the fourth quarter of 2013, we found no impairment in the carrying value of goodwill.

During 2013, goodwill of $790 thousand included in current assets of discontinued operations was impaired (See Note 16, Discontinued Operations). Based on the results of the impairment analyses performed during 2012, goodwill impairment charges of approximately $6 million were recorded related to our ICRC acquisition (see Note 6, Goodwill and Intangible Assets).

Intangibles

Intangible assets consist of the value of contract-related intangible assets, trade names and acquired technologies acquired in acquisitions (see Notes 5, Acquisitions and 6, Goodwill and Intangible Assets). We amortize on a straight-line basis intangible assets acquired as part of acquisitions over their estimated useful lives unless their useful lives are determined to be indefinite.  The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations. Our contract-related intangibles are amortized over their estimated useful lives of approximately 8 to 12 years with a weighted-average life of approximately 11.8 years as of December 31, 2013.  We have three trade names that are amortized over an estimated useful life of approximately 8.4 years. We have an acquired technologies intangible asset that is amortized over an estimated useful life of 11 years. The weighted-average life for all amortizable intangible assets is approximately 11.4 years as of December 31, 2013.

(2)  Receivables

The components of receivables as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Billed	$36,703	$41,078
Unbilled (principally December work billed in January)	41,684	49,543
Total receivables, net	$78,387	$90,621

The unbilled balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $5 million and $7.1 million as of December 31, 2013, and 2012, respectively. We expect to invoice substantially all unbilled receivables during 2014.

(3)  Other Current Assets and Other Assets

At December 31, 2013 and 2012, other current assets primarily consisted of vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses and prepaid maintenance agreements. At December 31, 2013 and 2012, other assets primarily consisted of deferred compensation plan assets, cash surrender value of life insurance policies and an acquired software license.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Buildings and building improvements	$45,418	$44,428
Computer equipment	24,933	28,704
Furniture, fixtures, equipment and other	16,604	16,897
Leasehold improvements	3,567	6,248
Land and land improvements	3,410	3,310
	93,932	99,587
Less accumulated depreciation and amortization	(36,194)	(37,119)
Total property and equipment, net	$57,738	$62,468

Depreciation and amortization expense for property and equipment for the years ended December 31, 2013, 2012 and 2011 was approximately $9 million, $9.2 million and $6.9 million, respectively.

(5)  Acquisitions

Wheeler Bros., Inc.

On June 6, 2011, we acquired WBI, a supply chain management company that supplies vehicle parts to the USPS and DoD.  We may be required to make total payments of up to $40 million in respect of a four-year post-closing period ending June 30, 2015 if WBI achieves certain financial performance targets during such four-year period. WBI achieved required financial performance targets for the first year earn-out period ended June 30, 2012 and, as a result, the sellers were paid approximately $7.1 million in September 2012 in respect of WBI's performance during the first earn-out period. WBI achieved required performance targets for the second year earn-out period ended June 30, 2013 and, as a result, the sellers were paid $219 thousand in September 2013 in respect of WBI's performance during the second earn-out period. Included in earn-out obligation on the December 31, 2013 balance sheet is a liability of approximately $9.1 million for WBI, which represents our best estimate of the present value of our remaining earn-out obligation. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

Akimeka, LLC

On August 19, 2010, we acquired Akimeka, a health services information technology consulting company serving the government market.

Upon acquisition, potential additional payments ("earn-out") were payable to the sellers of up to $11 million in respect of a three-year post-closing period if Akimeka achieved certain financial performance targets during the earn-out period. Because Akimeka did not achieve the required financial performance targets for the years ended December 31, 2012 and 2011, no earn-out payments were made.  Because Akimeka did not achieve the required financial performance targets for the final one-year earn-out period ended December 31, 2013, no liability for such final earn-out period was recorded.  Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

(6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Infrastructure	Total
Balance as of December 31, 2011	$61,169	$30,883	$6,827	$98,879
Impairment loss	-	-	(6,037)	(6,037)
Reclassification to current assets of discontinued operations	-	-	(790)	(790)
Balance as of December 31, 2012	$61,169	$30,883	$-	$92,052
Balance as of December 31, 2013	$61,169	$30,883	$-	$92,052

During 2012, we tested goodwill for impairment in the third quarter and at our October 1 annual testing date. The first step of our interim testing performed during the third quarter indicated a potential impairment in goodwill. We performed the second step and recorded a goodwill impairment charge for ICRC of $2.4 million during the third quarter of 2012.  The outcome of the test for ICRC was impacted primarily by the May 31, 2012 contract expiration of the Port of Anchorage Intermodal Expansion Project contract in Alaska. Akimeka's goodwill was not impaired. During the step two allocation of the fair values to assets and liabilities of ICRC and Akimeka, we determined the carrying values of the contract-related intangible assets of ICRC and Akimeka and the trade name of ICRC were impaired.  As a result, we recorded an impairment charge of approximately $1.1 million related to the contract-related intangible assets of ICRC and Akimeka and $420 thousand related to the trade name ICRC.

The results of our annual impairment testing indicated that the fair value of our reporting units exceeded their carrying values as of October 1, 2012.

As a result of the decision made in December 2012 to divest ICRC, we determined the fair value of ICRC's goodwill and intangible assets based on an expected sales price as compared to our estimation of the net assets to be sold at closing less costs to sell and, as such, recorded an additional goodwill impairment charge of approximately $3.6 million, contract and customer-related intangible asset impairment charge of $333 thousand, and trade name intangible asset impairment charge of $1.1 million during the fourth quarter of 2012.  Accumulated goodwill impairment as of December 31, 2012 was approximately $6 million which is included in loss from discontinued operations, net of tax, on the Consolidated Statements of Income. Accumulated intangible asset impairments as of December 31, 2012 for ICRC of approximately $1.9 million are included in loss from discontinued operations, net of tax and for Akimeka are included in impairment of goodwill and intangible assets on our Consolidated Statements of Income.  Goodwill and intangible assets annual and interim valuations are based on unobservable inputs and as such, are considered level 3 fair value measurements.

Due to our decision to abandon our ICRC operations in the fourth quarter of 2013, we wrote-off ICRC's remaining goodwill. The loss from discontinued operations for the year ended December 31, 2013 includes a write-off of $790 thousand for ICRC goodwill.

Intangible assets consist of the value of contract-related assets, technologies and trade names acquired in the acquisitions of ICRC, G&B, Akimeka and WBI. The impairment charges recorded in 2012 reduced the value of the ICRC trade name to zero at December 31, 2012.  The G&B trade name is being amortized over two years beginning in 2012. The trade names acquired in the Akimeka and WBI acquisitions are being amortized over nine years. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $10.2 million, $11.2 million and $7.9 million, respectively.

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
December 31, 2013
Contract and customer-related	$93,304	$(26,287)	$(1,025)	$65,992
Acquired technologies	12,400	(2,896)	-	9,504
Trade names – amortizable	10,100	(3,339)	-	6,761
Total	$115,804	$(32,522)	$(1,025)	$82,257

December 31, 2012
Contract and customer-related	$96,884	$(21,923)	$(1,416)	$73,545
Acquired technologies	12,400	(1,769)	-	10,631
Trade names – amortizable	10,100	(1,855)	-	8,245
Trade names – indefinite lived	1,500	-	(1,500)	-
Total	$120,884	$(25,547)	$(2,916)	$92,421

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):
Amortization
2014	$10,048
2015	9,439
2016	9,255
2017	9,255
2018	9,255
Thereafter	35,005
Total	$82,257

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after December 31, 2013 are $25 million in 2014 and $34.4 million in 2015. The amount of term loan borrowings outstanding as of December 31, 2013 was approximately $59.4 million. The amount of term loan borrowings outstanding as of December 31, 2012 was approximately $92.2 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2013 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $30.3 million in revolving loan amounts and $573 thousand of letters of credit outstanding as of December 31, 2013. We had approximately $48 million in revolving loan amounts outstanding and $1.3 million of letters of credit outstanding as of December 31, 2012.

Total bank loan borrowed funds outstanding as of December 31, 2013, including term loan borrowings and revolving loan borrowings, were approximately $89.7 million. Total bank loan borrowed funds outstanding as of December 31, 2012 were $140.2 million. The fair value of outstanding debt under our bank loan facilities as of December 31, 2013 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2013, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed an interest rate hedge to fix the rate on a portion of our outstanding borrowings. In July 2011, we purchased a three-year amortizing LIBOR interest rate swap on the term loan debt for a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we pay an effective rate of 1.615% plus our base margin through June 2014. The amount of swapped term loan debt outstanding as of December 31, 2013 is $51 million.

After taking into account the impact of hedging instruments, as of December 31, 2013, interest rates on portions of our outstanding debt ranged from 2.16% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.07%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.7 million and $5.2 million during the years ended December 31, 2013 and 2012, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with required ratios and other terms and conditions at December 31, 2013.

(8)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist primarily of accrued compensation and benefits of approximately $17.6 million and $19.5 million as of December 31, 2013 and 2012, respectively.  The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(9) Stock-Based Compensation Plans

(a)  Restricted Stock Plan

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for its directors, officers and other employees (the "2006 Plan").  On May 3, 2011, the stockholders approved amendments to the 2006 Plan extending the term thereof until May 3, 2016.  Under the provisions of the 2006 Plan, we are authorized to issue up to 250,000 shares of our common stock.  The Compensation Committee is responsible for the administration of the 2006 Plan, and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award.  These terms are included in award agreements between us and the recipients of the award.  As of December 31, 2013, 51,503 shares of our common stock were available for issuance under the 2006 Plan.

Non-employee directors were awarded 16,100 and 10,800 shares of restricted stock on January 2, 2013 and January 3, 2012, respectively, under the 2006 Plan. The grant-date fair value of these restricted stock grants was $25.68 per share and $25.22 per share for the shares awarded in 2013 and 2012, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $413 thousand and $272 thousand during 2013 and 2012, respectively.

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards under our 2006 Plan based on our financial performance for the respective fiscal years.  These restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.   The date of award determination is expected to be in March 2014 for the 2013 awards.   The date of award determination for the 2012 awards and the 2011 awards was March 1, 2013 and March 2, 2012, respectively. On each vesting date, 100% of the vested award is paid in our shares.   The number of shares issued is based on the fair market value of our common stock on the vesting date.  The earned amount is expensed ratably over the vesting period of approximately three years. On March 1, 2013, the employees eligible for the 2012 awards, 2011 awards and 2010 awards received a total of 23,661 shares of common stock.  The grant-date fair value of these awards was $22.58 per share.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2013	2012	2011
Employees	$1,163	$650	$882
Non-employee Directors	413	272	347
Total	$1,576	$922	$1,229

Employees are permitted to forfeit a certain number of shares to cover their personal tax liability for restricted stock awards. We paid approximately $257 thousand, $332 thousand and $393 thousand, to cover this liability in the years ended December 31, 2013, 2012 and 2011, respectively. These payments are classified as financing cash flows on the consolidated statements of cash flows. As of December 31, 2013, the total compensation cost related to non-vested awards not yet recognized was approximately $891 thousand with a weighted average amortization period of 2.1 years.

(b) Stock-Based Compensation Expense

Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, was included in contract costs and the following line items on the accompanying statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Stock-based compensation included in contract costs	$1,576	$1,076	$1,427
Income tax benefit recognized for stock-based compensation	(606)	(414)	(546)
Total stock-based compensation expense, net of income tax benefit	$970	$662	$881

(10)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions.  We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2009.

We file consolidated federal income tax returns that include all of our subsidiaries.  The components of the provision for income taxes from continuing operations for the years ended December 31, 2013, 2012, and 2011 are as follows (in thousands):

	2013	2012	2011
Current
Federal	$12,654	$14,782	$9,272
State	2,544	2,959	1,647
	15,198	17,741	10,919
Deferred
Federal	(848)	(999)	1,188
State	(26)	(254)	95
	(874)	(1,253)	1,283
Provision for income taxes	$14,324	$16,488	$12,202

The differences between the amount of tax computed at the federal statutory rate of 35% and the provision for income taxes from continuing operations for the years ended December 31, are as follows (in thousands):

	2013	2012	2011
Tax at statutory federal income tax rate	$13,410	$15,348	$11,343
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,630	1,901	1,233
Permanent differences, net	(685)	(522)	(221)
Other, net	(31)	(239)	(153)
Provision for income taxes	$14,324	$16,488	$12,202

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Gross deferred tax assets
Deferred compensation and accrued paid leave	$6,805	$5,947
Accrued expenses	1,489	1,533
Stock-based compensation	510	386
Interest rate swaps	125	456
Reserve for contract disallowances	326	328
Acquisition-related expenses	603	262
Capitalized inventory	409	424
Other	-	61
Total gross deferred tax assets	10,267	9,397

Gross deferred tax liabilities
Depreciation	(3,237)	(3,288)
Deferred revenues	(1,921)	(2,746)
Goodwill and intangible assets	(1,701)	(497)
Total gross deferred tax liabilities	(6,859)	(6,531)

Net deferred tax assets	$3,408	$2,866

(11)  Commitments and Contingencies

(a)  Leases and Other Commitments

We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and fifteen years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index.  Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms. Lease expense for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Operating Lease Expense	Sublease Income	Net Expense
2013	$9,826	$531	$9,295
2012	$11,544	$671	$10,873
2011	$11,787	$770	$11,017

Future minimum annual non-cancelable commitments as of December 31, 2013 are as follows (in thousands):

	Operating Leases
	Lease Commitments	Sublease Income	Net Commitments
2014	$6,901	$967	$5,934
2015	2,781	206	2,575
2016	2,035	-	2,035
2017	1,458	-	1,458
2018	315	-	315
Thereafter	-	-	-
Total	$13,490	$1,173	$12,317

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
Future minimum annual non-cancelable commitments under our new headquarters lease as of December 31, 2013, which are not included in the table above, are as follows (in thousands):

Lease Commitments
2014	$3,868
2015	3,985
2016	4,104
2017	4,221
2018	4,336
Thereafter	40,903
Total	$61,417

(b)  Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is in the early stages, but at this time we believe it is not probable that it will have a material adverse effect on our results of operations or financial position.

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

These segments operate under separate management teams and financial information is produced for each segment.  The entities within each of the Federal Group, International Group, and IT, Energy and Management Consulting Group reportable segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.  Beginning with the second quarter of 2013, we no longer allocate interest to our reportable segments.

Our segment information is as follows (in thousands):

For the years ended December 31,
	2013	2012	2011
Revenues:
Supply Chain Management Group	$154,702	$143,014	$83,052
International Group	146,908	167,193	206,746
Federal Group	95,435	142,323	184,147
IT, Energy and Management Consulting Group	74,593	94,225	106,817
Total revenues	$471,638	$546,755	$580,762

Operating income:
Supply Chain Management Group	$27,299	$24,014	$16,315
International Group	7,069	6,052	5,321
Federal Group	2,400	10,418	6,024
IT, Energy and Management Consulting Group	9,061	11,816	12,367
Corporate	(1,726)	(1,224)	(3,950)
Operating income	$44,103	$51,076	$36,077

Depreciation and amortization expense:
Supply Chain Management Group	$4,265	$9,891	$5,402
International Group	7,323	3,035	1,903
Federal Group	6,033	3,116	2,906
IT, Energy and Management Consulting Group	2,387	3,753	3,256
Total depreciation and amortization	$20,008	$19,795	$13,467

Capital expenditures:
Supply Chain Management Group	$895	$341	$113
International Group	236	83	573
Federal Group	1,211	763	547
IT, Energy and Management Consulting Group	71	53	236
Corporate	2,003	19,623	5,166
Total capital expenditures	$4,416	$20,863	$6,635

	December 31,
	2013	2012
Total assets:
Supply Chain Management Group	$185,976	$192,892
International Group	33,355	31,485
Federal Group	20,846	30,452
IT, Energy and Management Consulting Group	57,610	64,502
Corporate	82,742	90,880
Total assets	$380,529	$410,211

Revenues are net of inter-segment eliminations.  Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments.  Corporate assets are primarily cash and property and equipment. Vehicle parts and equipment sold by WBI to DoD clients, which were included in our Federal Group results in our quarterly reports for 2013, are now included in our Supply Chain Management Group results above for all years. Also, certain warehousing operations included in our Federal Group operating results for 2013 were previously included in our Supply Chain Management Group in 2012 and have been reclassified to the Federal Group for comparative purposes.

Customer Information

The majority of our revenues are derived from contract services performed for DoD agencies or federal civilian agencies.  The USPS, U.S. Navy, U.S. Army and U.S. Army Reserve are our largest customers. Other significant customers include the Department of Treasury, the Department of Energy and the Department of Interior. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows for the years ended December 31, (in thousands):

Revenues by Customer
(dollars in thousands)
Years ended December 31,
Customer	2013	%	2012	%	2011	%
U.S. Navy	$123,307	26.1	$120,867	22.1	$140,551	24.2
U.S. Army/Army Reserve	101,736	21.6	182,412	33.4	231,615	39.9
U.S. Air Force	3,625	0.8	6,963	1.3	11,971	2.0
Total - DoD	228,668	48.5	310,242	56.8	384,137	66.1

U.S. Postal Service	142,203	30.1	130,866	23.9	75,964	13.1
Department of Treasury	35,929	7.6	33,369	6.1	41,434	7.1
Department of Energy	20,124	4.3	20,898	3.8	23,010	4.0
Department of Interior	1,545	0.3	16,884	3.1	24,254	4.2
Other government	40,919	8.7	32,231	5.9	28,160	4.8
Total – Federal civilian agencies	240,720	51.0	234,248	42.8	192,822	33.2

Commercial	2,250	0.5	2,265	0.4	3,803	0.7

Total	$471,638	100.0	$546,755	100.0	$580,762	100.0

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

(14)  401(k) Plan and Profit Sharing Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that cover substantially all of our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $3.7 million, $4.9 million and $4.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Energetics maintains a profit sharing plan for its employees.  All employees who have completed at least two years of service are members of the profit sharing plan. At our discretion, we may make contributions to the Energetics plan. Total expense for the years ended December 31, 2013, 2012, and 2011 was $175 thousand, $217 thousand, and $360 thousand, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 31, 2013	December 31, 2012
Non-COLI assets held in DSC Plan	Other assets	Level 1	$198	$120

Interest rate swaps	Accrued expenses	Level 2	$326	$1,194

Earn-out obligations - long-term	Earn-out obligations	Level 3	$9,062	$9,098

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $326 thousand and $1.2 million at December 31, 2013 and 2012, respectively, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $125 thousand and $457 thousand, is included in accumulated other comprehensive loss in the accompanying consolidated balance sheet as of December 31, 2013 and 2012, respectively. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

The Akimeka acquisition required additional payments to be made to the sellers of up to $11 million over a three-year post-closing period ended December 31, 2013 if Akimeka achieved certain financial performance targets during such period. Because Akimeka did not achieve the required financial performance targets for the year ended December 31, 2013, no earn-out was due.  See Note 5, Acquisitions, for the contingent earn-out obligations resulting from the WBI acquisition. WBI earned approximately $219 thousand and $7.1 million based on its financial performance for the earn-out periods ended June 30, 2013 and 2012, respectively. We determined the fair value of the earn-out obligations related to the Akimeka and WBI acquisitions by using a valuation model that included the evaluation of all possible outcomes and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration is re-measured and any changes are recorded as contract costs. No liability was recorded for the fair value of the Akimeka earn-out obligation at December 31, 2013 and December 31, 2012. There was no change in the fair value of the Akimeka earn-out obligation during 2013. The fair value of the WBI earn-out obligation increased $183 thousand and $802 thousand for the years ended December 31, 2013 and 2012, respectively.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

Earn-out obligations	Long-term obligation
Balance as of December 31, 2012	$9,098
Earn-out payments	(219)
Fair value adjustment included in earnings	183
Balance as of December 31, 2013	$9,062

(16)  Discontinued Operations

In December 2012, we decided to divest and sell certain assets of our subsidiary ICRC and eliminate our Infrastructure Group.  ICRC's largest contract was with the U.S. Department of Transportation Maritime Administration ("MARAD") for services performed on the Port of Anchorage Intermodal Expansion Project in Alaska (the "PIEP"). The MARAD contract expired on May 31, 2012, when the option year was not exercised by MARAD. Upon evaluating the impact of the elimination of this program from ICRC's business base, we determined that expected financial results of the remaining construction management services business would not justify our continuation of such business. As of December 31, 2013, we have not completed a sale of the ICRC assets and there is no assurance that we will succeed in selling the ICRC assets. Accordingly, we have abandoned our operations of ICRC and have included in loss from discontinued operations, net of tax, a charge of approximately $1 million in the fourth quarter of 2013 related to the write-off of goodwill and accounts receivables.

Revenues and costs of ICRC have been reclassified as discontinued operations for all periods presented.  The major categories included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues	$225	$23,128	$37,830

(Loss) income before income taxes	$(1,818)	$(9,728)	$580
Income tax (benefit)/expense	(680)	(3,658)	218
(Loss) income from discontinued operations, net	$(1,138)	$(6,070)	$362

(17)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2013 and 2012, in thousands, except earnings per share. The 2012 quarter data for revenues, contract costs, operating income, and income (loss) from continuing and discontinued operations varies from the amounts previously reported on our 2012 quarterly reports on Form 10-Qs as a result of ICRC being classified as discontinued operations in the fourth quarter of 2012.

	2013 Quarters

	1st	2nd	3rd	4th

Revenues	$119,157	$119,062	$111,069	$122,350
Contract costs	$108,783	$105,555	$101,026	$108,886
Operating income	$9,942	$12,701	$9,460	$12,000
Income from continuing operations	$5,271	$6,963	$5,327	$6,429
Loss from discontinued operations	$(13)	$(101)	$(1)	$(1,023)
Net income	$5,258	$6,862	$5,326	$5,406

Basic earnings per share:
Income from continuing operations	$0.99	$1.31	$1.00	$1.20
Loss from discontinued operations	$0.00	$(0.02)	$0.00	$(0.19)
Net income	$0.99	$1.29	$1.00	$1.01
Basic weighted average shares outstanding	5,317	5,333	5,333	5,333

Diluted earnings per share:
Income from continuing operations	$0.99	$1.30	$1.00	$1.20
Loss from discontinued operations	$0.00	$(0.02)	$0.00	$(0.19)
Net income	$0.99	$1.28	$1.00	$1.01
Diluted weighted average shares outstanding	5,329	5,340	5,339	5,364

	2012 Quarters

	1st	2nd	3rd	4th

Revenues	$139,987	$135,671	$134,237	$136,860
Contract costs	$126,946	$121,741	$117,798	$124,201
Operating income	$12,493	$12,552	$14,267	$11,764
Income from continuing operations	$6,769	$6,631	$7,486	$6,478
Loss income from discontinued operations	$(101)	$(336)	$(1,522)	$(4,111)
Net income	$6,668	$6,295	$5,964	$2,367

Basic earnings per share:
Income from continuing operations	$1.29	$1.25	$1.42	$1.23
Loss from discontinued operations	$(0.02)	$(0.06)	$(0.29)	$(0.78)
Net income	$1.27	$1.19	$1.13	$0.45
Basic weighted average shares outstanding	5,267	5,287	5,287	5,238

Diluted earnings per share:
Income from continuing operations	$1.28	$1.24	$1.41	$1.22
Loss from discontinued operations	$(0.02)	$(0.06)	$(0.29)	$(0.77)
Net income	$1.26	$1.18	$1.12	$0.45
Diluted weighted average shares outstanding	5,293	5,312	5,311	5,323

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Form 10-K.

Change in Internal Controls

During the fourth quarter of fiscal year 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). VSE Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, VSE Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of VSE Corporation and Subsidiaries and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 6, 2014

ITEM 9B.    Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2013 in respect to the Annual Meeting of VSE's stockholders scheduled to be held on May 6, 2014 (the "Proxy Statement").

ITEM 10.   Directors, Executive Officers and Corporate Governance

See Item 4 under the caption "Executive Officers of Registrant", and the remaining information required by this Item is incorporated by reference to the Proxy Statement.

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

VSE CORPORATION
Date: March 6, 2014	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive	March 6, 2014
Maurice A. Gauthier	Officer, President and
Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President	March 6, 2014
Thomas R. Loftus	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Clifford M. Kendall	Chairman/Director	March 6, 2014
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 6, 2014
Calvin S. Koonce

/s/ James F. Lafond	Director	March 6, 2014
James F. Lafond

/s/ David M. Osnos	Director	March 6, 2014
David M. Osnos

/s/ Bonnie K. Wachtel	Director	March 6, 2014
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 6, 2014
Ralph E. Eberhart

/s/ Jack C. Stultz	Director	March 6, 2014
Jack C. Stultz

/s/ John E. Potter	Director	March 6, 2014
John E. Potter

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Certificate of incorporation and by-laws Restated Certificate of Incorporation of VSE Corporation dated as of February 6, 1996 (Exhibit 3.2 to Form 10-K405 dated March 25, 1996)	*
3.2	By-Laws of VSE Corporation as amended through December 17, 2008 (Exhibit 3.1 to Form 8-K dated December 17, 2008)	*
4.1
Instruments defining the rights of security holders,
  including indentures
  Specimen Stock Certificate as of May 19, 1983
  (Exhibit 4 to Registration Statement No. 2-83255
  dated April 22, 1983 on Form S-2)
* +
10.1	Material contracts
10.2	Employment Agreement dated as of July 1, 2004, by and between VSE Corporation and Thomas R. Loftus (Exhibit 10.1 to Form 10-Q dated July 30, 2004)	* +
10.3	Amended and Restated Employment Agreement dated as of December 6, 2013, by and between VSE Corporation and Maurice G. Gauthier (Form 8-K dated December 9, 2013)	* +
10.4	Severance and Mutual Protection Agreement dated as of November 7, 2008, by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.3 to Form 10-K dated March 3, 2009)	* +
10.5
Second Amended and Restated Business Loan and
  Security Agreement dated June 6, 2011 among
  VSE Corporation and its wholly owned
  subsidiaries, Citizens Bank of Pennsylvania and
  a syndicate of six other banks (Exhibit 10.1 to
  Form 8-K dated June 6, 2011)

10.6	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	* +
10.7	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +

10.8	VSE Corporation 2004 Non-employee Directors Stock Plan (Appendix C to Registrant's definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)	* +
13.1	Annual report to security holders, Form 10-Q or selected quarterly data	Exhibit 13
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
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