Form 10-Q
period 2014-03-31
VSE CORP
filed 2014-05-01
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 21, 2014: 5,355,698.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (the "SEC") on March 7, 2014.

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our Annual Report on Form 10-K and any Current Reports on Form 8-K we file with the SEC.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$357	$220
Receivables, principally U.S. Government, net	72,936	78,387
Inventories	40,425	39,315
Deferred tax assets	460	863
Other current assets	12,276	10,641
Total current assets	126,454	129,426

Property and equipment, net	56,542	57,738
Intangible assets, net	79,716	82,257
Goodwill	92,052	92,052
Deferred tax assets	2,634	2,545
Other assets	17,100	16,511
Total assets	$374,498	$380,529

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$24,837	$24,837
Accounts payable	32,949	31,757
Current portion of earn-out obligations	588	-
Accrued expenses and other current liabilities	21,895	24,661
Dividends payable	482	480
Total current liabilities	80,751	81,735

Long-term debt, less current portion	52,682	64,487
Deferred compensation	12,605	11,454
Long-term lease obligations, less current portion	25,399	25,721
Earn-out obligation	8,648	9,062
Other liabilities	1,273	1,267
Total liabilities	181,358	193,726

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,355,698 and 5,333,077 respectively	268	267
Additional paid-in capital	20,199	19,139
Retained earnings	172,769	167,598
Accumulated other comprehensive loss	(96)	(201)
Total stockholders' equity	193,140	186,803
Total liabilities and stockholders' equity	$374,498	$380,529

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months
	ended March 31,
	2014	2013

Revenues:
Services	$78,764	$81,216
Products	40,645	37,941
Total revenues	119,409	119,157

Contract costs:
Services	$74,897	77,218
Products	32,714	31,565
Total contract costs	107,611	108,783

Selling, general and administrative expenses	441	432

Operating income	11,357	9,942

Interest expense, net	1,197	1,577

Income from continuing operations before income taxes	10,160	8,365

Provision for income taxes	3,891	3,094

Income from continuing operations	6,269	5,271

Loss from discontinued operations, net of tax	(615)	(13)

Net income	$5,654	$5,258

Basic earnings per share:
Income from continuing operations	$1.17	$0.99
Loss from discontinued operations	(0.12)	-
Net income	$1.05	$0.99

Basic weighted average shares outstanding	5,347,435	5,317,387

Diluted earnings per share:
Income from continuing operations	$1.17	$0.99
Loss from discontinued operations	(0.12)	-
Net income	$1.05	$0.99

Diluted weighted average shares outstanding	5,364,426	5,329,475

Dividends declared per share	$0.09	$0.08

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months
	ended March 31,
	2014	2013

Net income	$5,654	$5,258

Change in fair value of interest rate swap agreements	105	158

Comprehensive income	$5,759	$5,416

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months
	ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,654	$5,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,795	5,099
Deferred taxes	249	(48)
Stock-based compensation	1,048	667
Earn-out obligation adjustment	174	277
Changes in operating assets and liabilities:
Receivables, net	5,451	9,869
Inventories	(1,110)	908
Other current assets and noncurrent assets	(2,395)	(2,760)
Accounts payable and deferred compensation	2,343	(1,237)
Accrued expenses and other current liabilities	(2,057)	(2,612)
Long-term lease obligations	(314)	(245)

Net cash provided by operating activities	13,838	15,176

Cash flows from investing activities:
Purchases of property and equipment	(859)	(1,631)

Net cash used in investing activities	(859)	(1,631)

Cash flows from financing activities:
Borrowings on loan arrangement	72,288	69,245
Repayments on loan arrangement	(84,134)	(82,008)
Payments on capital lease obligations	(201)	(173)
Payment of taxes for equity transactions	(314)	(257)
Dividends paid	(481)	(424)

Net cash used in financing activities	(12,842)	(13,617)

Net increase (decrease) in cash and cash equivalents	137	(72)
Cash and cash equivalents at beginning of period	220	1,501
Cash and cash equivalents at end of period	$357	$1,429

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

(1) Nature of Business and Basis of Presentation

Our business is focused on providing sustainment services for legacy systems and equipment and professional and technical services to the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), federal civilian agencies, and other customers. Our operations consist primarily of vehicle fleet parts, supply chain management, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis. Substantially all of our contracts are with United States Government ("government") agencies and other government prime contractors.

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, recoverability of goodwill and intangible assets and earn-out obligations.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after March 31, 2014 are $18.7 million in 2014 and $34.4 million in 2015. The amount of our term loan borrowings outstanding as of March 31, 2014 was approximately $53.1 million. The amount of term loan borrowings outstanding as of December 31, 2013 was approximately $59.4 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2014 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $24.7 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of March 31, 2014. We had approximately $30.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of December 31, 2013.

Total bank loan borrowed funds outstanding as of March 31, 2014, including term loan and revolving loan borrowings, were approximately $77.8 million. Total bank loan borrowed funds outstanding as of December 31, 2013 were $89.7 million. The fair value of outstanding debt under our bank loan facilities as of March 31, 2014 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2014, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a portion of our outstanding borrowings. In July 2011, we purchased a three- year amortizing LIBOR interest rate swap on the term loan debt for a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan repayments. With the swap in place, we pay an effective rate of 1.615% plus our base margin through June 2014. The amount of swapped term loan debt outstanding as of March 31, 2014 is $44.8 million.

After taking into account the impact of hedging instruments, as of March 31, 2014, interest rates on portions of our outstanding debt ranged from 2.15% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.14%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $692 thousand and $1.1 million for the quarters ended March 31, 2014 and 2013, respectively.

The loan agreement contains collateral requirements by which we pledge our assets as security, restrictive covenants, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a limit on annual dividends, a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, which increases over time. We were in compliance with the financial covenants and other loan agreement terms and conditions at March 31, 2014.

(3) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive restricted stock awards under our 2006 Restricted Stock Plan based on the return on stockholders equity for the respective fiscal years.  These awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of restricted stock on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 2, 2014, the employees eligible for the restricted stock awards based on the financial performance of 2011, 2012 and 2013, received a total of 12,221 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under the 2004 Non-Employee Directors Stock Plan. On January 2, 2014, the non-employee Directors received 10,400 shares of restricted common stock. Compensation expense related to this award was approximately $486 thousand.

The compensation expense related to all restricted stock awards discussed above and included in contract costs for the three months ended March 31, 2014 and 2013 was approximately $1 million and $667 thousand, respectively.

Employees are permitted to forfeit a certain number of shares to cover their personal tax liability for restricted stock awards. We paid approximately $314 thousand and $257 thousand, to cover this liability during the three months ended March 31, 2014 and 2013, respectively. These payments are classified as financing cash flows on the consolidated statements of cash flows.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

	Three Months ended March 31,
	2014	2013

Basic weighted average common shares outstanding	5,347,435	5,317,387

Effect of dilutive restricted stock awards	16,991	12,088

Diluted weighted average common shares outstanding	5,364,426	5,329,475

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

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  On or about April 10, 2013, ICRC removed the case to the United States District Court for the District of Alaska.  Because of the preliminary stage of this lawsuit, we cannot currently determine whether it will have a material adverse effect on our results of operations or financial position.

In addition to the above-referenced litigation, we have, in the normal course of business, certain claims against us and against other parties and we may be subject to various governmental investigations.  In our opinion, the resolution of these claims and investigations will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Our segment information for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months
	ended March 31,
	2014	2013
Revenues:
Supply Chain Management Group	$40,623	$37,703
International Group	34,715	35,390
Federal Group	28,555	27,571
IT, Energy and Management Consulting Group	15,516	18,493
Total revenues	$119,409	$119,157

Operating income:
Supply Chain Management Group	$7,821	$6,155
International Group	2,389	1,693
Federal Group	329	1,131
IT, Energy and Management Consulting Group	1,453	1,239
Corporate/unallocated expenses	(635)	(276)
Operating income	$11,357	$9,942

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Customer Information

Our revenue by customer is as follows (in thousands):

	Three Months
	ended March 31,
	2014	2013
Source of Revenues
Army/Army Reserve	$33,698	$31,593
U.S. Navy	24,614	25,404
U.S. Air Force	796	3,179
Total - DoD	59,108	60,176

U.S. Postal Service	39,329	34,382
Department of Treasury	8,358	9,509
Department of Interior	195	2,735
Department of Energy	4,626	4,892
Other government	6,984	6,889
Total – Federal civilian agencies	59,492	58,407

Commercial	809	574

Total	$119,409	$119,157

(7) Goodwill and Intangible Assets

There were no changes in goodwill for the three months ended March 31, 2014. Goodwill by operating segment as of December 31, 2013 and March 31, 2014 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Total
Balance as of December 31, 2013	$61,169	$30,883	$92,052
Balance as of March 31, 2014	$61,169	$30,883	$92,052

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $2.5 million for the three-month periods ended March 31, 2014 and 2013.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Intangible assets were comprised of the following (in thousands):
	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2014
Contract and customer-related	$93,304	$(28,175)	$(1,025)	$64,104
Acquired technologies	12,400	(3,178)	-	9,222
Trade names – amortizable	10,100	(3,710)	-	6,390
Total	$115,804	$(35,063)	$(1,025)	$79,716

December 31, 2013
Contract and customer-related	$93,304	$(26,287)	$(1,025)	$65,992
Acquired technologies	12,400	(2,896)	-	9,504
Trade names – amortizable	10,100	(3,339)	-	6,761
Total	$115,804	$(32,522)	$(1,025)	$82,257

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2014	Fair Value December 31, 2013
Non-COLI assets held in DSC Plan	Other assets	Level 1	$211	$198
Interest rate swaps	Accrued expenses	Level 2	$156	$326
Earn-out obligation – current	Current portion of earn-out obligations	Level 3	$588	-
Earn-out obligation – long-term	Earn-out obligations	Level 3	$8,648	$9,062

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $156 thousand and $326 thousand at March 31, 2014 and December 31, 2013, respectively, has been reported in accrued expenses.  The offset, net of an income tax effect of approximately $60 thousand and $125 thousand, is included in accumulated other comprehensive loss in the accompanying balance sheets as of March 31, 2014 and December 31, 2013, respectively. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

Our acquisition of WBI in 2011 may require us to make additional payments to the sellers of up to a total of $40 million over a four-year post closing period ending June 30, 2015 if WBI achieves certain financial performance. WBI earned approximately $219 thousand and $7.1 million based on its financial performance for the earn-out periods ended June 30, 2013 and 2012, respectively. Included in earn-out obligations on the March 31, 2014 balance sheet is an earn-out obligation of approximately $8.6 million, net of the current portion of $588 thousand classified in current portion of earn-out obligations, which represents our best estimate of the present value of the earn-out obligation. Changes in the fair value of the earn-out obligations are recorded as contract costs in the period of change through settlement.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2013	$-	$9,062	$9,062
Fair value adjustment included in earnings	-	174	174
Reclassification from long-term to short-term	588	(588)	-
Balance as of March 31, 2014	$588	$8,648	$9,236

We utilize the Monte Carlo valuation model for our earn-out obligation. Significant unobservable inputs used to value the contingent consideration include projected EBITDA and the discount rate.  The model used a discount rate of 11.5% as of March 31, 2014.  If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly higher or lower fair value measurement.

(9) Discontinued Operations

During 2013 we abandoned the operations of our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC"). Prior to our decision to divest operations in December 2012, ICRC participated in an arrangement to provide performance and payment bonding services for certain small business prime contractors associated with ICRC's construction management business. Under the arrangement, ICRC received subcontractor work from the small business prime contractors in exchange for indemnifying the surety company in respect of the performance and payment bonds it provided for the small business prime contractors. In October 2012, the surety company, at ICRC's request, ceased issuing bonds for the small business prime contractors, and in December 2012 ICRC ceased performing all work on construction projects when it discontinued its construction management operations. Bonds issued prior to December 2012 for construction projects that were not yet completed by the small business prime contractors remained in effect until the projects are completed by the small business prime contractors.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

As of March 31, 2014, three of the projects that were bonded with ICRC as the indemnitor had not yet been completed and the aggregate bonded amount on these three projects was approximately $4.9 million. These bonded projects are the subject of claims and disputes involving the subcontractors associated with the projects. We have recorded a reserve related to these claims and disputes of approximately $615 thousand, net of tax, which is included in loss from discontinued operations for the three-months ended March 31, 2014. We expect all remaining bonded projects to be completed in 2014.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We provide sustainment services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), and federal civilian agencies, and to other customers. Our largest customers are the DoD and the USPS. Our operations consist primarily of vehicle fleet parts, supply chain management, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis.

Organization and Reporting Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) International; 3) Federal; and 4) IT, Energy and Management Consulting.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our Wheeler Bros., Inc. ("WBI") subsidiary. Significant current work efforts for this group include WBI's ongoing Managed Inventory Program ("MIP") that supplies vehicle parts for the USPS truck fleet and other clients.

International Group - Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, facility operations, storage and disposal support for seized and forfeited general property programs, and foreign military sales services to the U.S. military branches, government agencies, and other customers. This group provides its services to the U.S. Navy, Department of Treasury, Air Force, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Significant work efforts for this group include ongoing assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program, and management of Department of Treasury, Department of Justice, and ATF seized and forfeited general property programs ("Seized Asset Programs").

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

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics") and Akimeka, LLC ("Akimeka"). This group provides technical and consulting services primarily to various DoD and federal civilian agencies, including the United States Departments of Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services, and product and process improvement services.

Concentration of Revenues
(in thousands)
For the three months ended March 31,

	2014		2013
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$38,611	32	$34,083	29
FMS Program	21,466	18	19,590	16
US Army Reserve	14,494	12	20,622	17
Other	44,838	38	44,862	38
Total Revenues	$119,409	100	$119,157	100

Management Outlook

Our history and heritage of assisting our clients in optimizing the use of their existing physical assets as an attractive alternative to costly replacement has long provided value. As challenges in our legacy markets continue to adversely impact our revenues, we are responding by adapting our vehicle, ship, and aircraft sustainment, service life extension, and logistics competencies to the needs of adjacent markets. Our success in these markets, including supply chain,  has given us a clear direction for our future. Going forward, our growth initiatives will focus on these more promising markets while we continue to defend and maintain our presence in key legacy markets in anticipation of a future rebound.

Our adjacent markets and new service offerings include managed inventory services centered on vehicle fleet sustainment offered by our Supply Chain Management Group. WBI's USPS MIP provides ongoing mission-critical supply chain support to the USPS, which provides us with a steady revenue and earnings source. This program does not rely on appropriated government spending, as it is primarily self-funded through revenues generated through USPS business operations. This is our largest revenue source and we have seen growth in this program. Additionally, WBI's supply chain and inventory management competencies provide us opportunities to further expand our customer base to new commercial client markets. We are actively marketing these service offerings to commercial clients, and are currently beginning to service large commercial vehicle fleets thereby broadening our addressable markets. Success in WBI's offerings to both traditional and commercial markets has encouraged us to focus our strategic direction on this part of our business and direct financial and management resources toward such efforts.

The challenges we have faced in our legacy markets in recent years have resulted in declining revenues in these markets. We have seen declines in our DoD and IT revenues due to a curtailment of government spending for certain programs and services, changes in government spending priorities, delays in government contract awards and funding, and the expiration of programs without follow-on contract awards. In response to our uncertain legacy business environment, we have aggressively managed our cost structure to retain balance with our workload. We will continue cost balancing efforts wherever feasible to remain competitive and profitable as we go forward.

Despite the challenges, we have key programs in our legacy markets that continue to provide a substantial portion of our business. These programs include our International Group's U.S. Navy FMS Program, and our Federal Group's military vehicle and equipment refurbishment work.

Our International Group's U.S. Navy FMS Program is our second largest source of revenue. This program does not rely on appropriated government spending as it is largely funded by foreign government clients. FMS Program revenues for the past few years have been generated primarily from follow on technical services work with very little ship reactivation and transfer work. Due to extended legislation delays in the U.S. Congress, our traditional mainstay of ship reactivation and transfer work continues to be deferred. Our contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period that began in January 2012. This level of contract coverage, combined with the eligibility, upon approval, of multiple U.S. Navy ships for transfer to foreign government clients, presents us with an opportunity for revenue growth from this program if and when a Naval Vessel Transfer Act is passed by Congress.

Follow on technical support work under our FMS Program has generated relatively consistent revenues. These services are provided to a number of foreign client countries, the largest of which is the Egyptian Navy. In July 2013, we evacuated our workforce from Egypt due to significant domestic and political unrest in that country. We continued performing support services for the Egyptian Navy at other locations, but revenue levels associated with this support under these circumstances are lower than when our workforce is located in Egypt. In March and April 2014 we began reinstating some of our workforce in Egypt at lower staffing levels than previously. Our Egyptian Navy support services generated approximately $10 million of revenue for the first quarter of 2014 and approximately $48 million of revenue for a full year in 2013. Operating profit margin on this work is consistent with the reported profit margin of our International Group. We cannot predict the longer range impact that the political situation in Egypt will have on our Egyptian Navy support program.

Our Federal Group's vehicle and equipment refurbishment work for the U.S. Army Reserve is our third largest source of revenue. Our U.S. Army Reserve contract was re-competed in July 2013 to transition the work from a General Services Administration ("GSA") contract to multiple Army contracts. In August and September 2013, we were awarded three new task orders on our existing Army contracts to continue work on this program for another year. Contractual terms under the new task orders have resulted in lower profit margins for us on this program compared to previous contractual arrangements. This program generated approximately $60 million of revenue in 2013. The U.S. Army Reserve is unlikely to be insulated from DoD and Department of the Army realignment of funding priorities in reaction to large budget reductions. It is uncertain how much of this work will be re-competed, continued or extended upon expiration of our current task orders.

VSE has been the prime contractor for the U.S. Department of Treasury Executive Office for Asset Forfeiture general property program since 2006. The follow-on contract for this work was awarded to a competitor, and substantially all of our work on this program was completed as of March 2014. This program generated approximately $8 million of revenue for the first quarter of 2014 and approximately $36 million of revenue for a full year in 2013.

We have used our positive cash flow to reduce our bank debt at a rate that will position us to consider a variety of options to increase stockholder value.

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

A summary of our bookings and revenues for the three months ended March 31, 2014 and 2013, and funded contract backlog as of March 31, 2014 and 2013 is as follows:

	(in millions)
	2014	2013
Bookings	$89	$154
Revenues	$119	$119
Funded Contract Backlog	$205	$264

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2013. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 7, 2014 for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Three Months ended March 31,
Contract Type	2014	%	2013	%
Fixed-price	$67,752	57	$57,999	49
Cost-type	42,319	35	25,081	21
Time and materials	9,338	8	36,077	30
	$119,409	100	$119,157	100

WBI revenues are classified as fixed-price revenue.

Results of Operations

Our results of operations are as follows (in thousands):

	Three months ended March 31,
	2014	2013	Change
Revenues	$119,409	$119,157	$252
Contract costs	107,611	108,783	(1,172)
Selling, general and administrative expenses	441	432	9
Operating Income	11,357	9,942	1,415
Interest expense, net	1,197	1,577	(380)
Income before income taxes	10,160	8,365	1,795
Provision for income taxes	3,891	3,094	797
Income from continuing operations	6,269	5,271	998
Loss from discontinued operations	(615)	(13)	(602)
Net Income	$5,654	$5,258	$396

Our revenues were substantially unchanged for the first quarter of March 31, 2014, as compared to the same period of 2013. Revenues from our Supply Chain Management and Federal Groups increased, while revenues from our International and IT, Energy and Management Consulting Groups declined compared to the prior year.

Contract costs consist primarily of direct costs including labor, inventory, material, and supplies used in the performance of our work and delivery of our products, and indirect costs associated with these direct costs. These costs will generally increase or decrease in conjunction with our level of work or products sold and associated revenues.

Our contract costs decreased approximately $1.2 million, or 1%, for the first quarter of March 31, 2014, as compared to the same period of 2013. Reductions to our indirect costs initiated in the second quarter of 2013 contributed to the decrease in contract costs in 2014 as compared to 2013. Contract costs from our Supply Chain Management and Federal Groups increased, while contract costs from our International, and IT, Energy and Management Consulting Groups decreased compared to the prior year.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses include legal costs associated with contract protests and other matters.

Our operating income increased approximately $1.4 million, or 14% for the first quarter of March 31, 2014, as compared to the same period of 2013. Operating income from our Supply Chain Management, International, and IT, Energy and Management Consulting Groups increased, while operating income from our Federal Group decreased compared to the same period of 2013.

Changes in revenues, costs and expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $380 thousand for the first quarter of March 31, 2014, as compared to the same period of 2013 due to reductions in our level of borrowing as we pay down our bank loan. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first quarter of 2014 was approximately $420 thousand, as compared to $432 thousand for the same period of 2013.

Our effective income tax rate was 38.3% for the first quarter of March 31, 2014 as compared to 37.0% for the same period of 2013. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items can impact the difference between our statutory tax rates and our effective tax rate. Federal tax credits that lowered our 2013 effective tax rates expired at the end of 2013 and did not benefit our 2014 effective tax rate.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three Months ended March 31,
	2014	2013	Change
Revenues	$40,623	$37,703	$2,920
Contract costs	32,803	31,501	1,302
Selling, general and administrative expenses	(1)	47	(48)
Operating income	$7,821	$6,155	$1,666
Profit percentage	19.3%	16.3%

Revenues for our Supply Chain Management Group increased approximately $2.9 million or 8% for the first quarter of 2014, as compared to the same period of 2013. The revenue increase resulted primarily from an increase in WBI's USPS MIP revenues of approximately $4.5 million. Contract costs increased by approximately $1.3 million or 4% and operating income increased by approximately $1.7 million or 27%. Contract costs and operating income increases resulted primarily from the increase in USPS MIP revenues. The profit percentage increase resulted from the USPS MIP revenue increase and a decrease in lower margin sales to DoD. Operating income for this segment was reduced by approximately $174 thousand in the first quarter of 2014 and approximately $277 thousand in the first quarter of 2013 for an increase to our accrued earn-out obligations associated with our acquisition of WBI.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three Months ended March 31,
	2014	2013	Change
Revenues	$34,715	$35,390	$(675)
Contract costs	32,281	33,634	(1,353)
Selling, general and administrative expenses	45	63	(18)
Operating income	$2,389	$1,693	$696
Profit percentage	6.9%	4.8%

Revenues for our International Group decreased approximately $675 thousand or 2%, and contract costs decreased approximately $1.4 million or 4% for the first quarter of 2014, as compared to the same period of 2013. The revenue decrease resulted primarily from 1) a decrease in revenues from our Seized Assets Programs of approximately $1.4 million; 2) a decrease in revenues from our CFT Program of approximately $700 thousand; 3) a decrease in other work of approximately $400 thousand; and 4) and a partial offsetting increase in revenues from our FMS Program of approximately $1.9 million. The decrease in contract costs is attributable to the lower level of work associated with our revenue decline. Operating income increased by approximately $700 thousand or 41%. Operating income and profit percentage increases resulted primarily from the elimination of losses on our CFT Program work, a reduction in losses on other jobs, and an improvement in margin on our Seized Asset Program work. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three Months ended March 31,
	2014	2013	Change
Revenues	$28,555	$27,571	$984
Contract costs	28,215	26,427	1,788
Selling, general and administrative expenses	11	13	(2)
Operating income	$329	$1,131	$(802)
Profit percentage	1.2%	4.1%

Revenues for our Federal Group increased approximately $984 thousand or 4%, and contract costs increased approximately $1.8 million or 7% for the first quarter of 2014, as compared to the same period of 2013. The revenue and contract cost increases resulted primarily from a task order performed in 2014 that started after the first quarter of 2013. Revenue for this task order in 2014 was approximately $8 million. This task order has a completion date of October 31, 2016 with a funded backlog of approximately $8 million as of March 31, 2014. The increases from this task order were partially offset by a decline in our Army Reserve vehicle refurbishment work of approximately $6 million and declines in some smaller projects. Operating income decreased by approximately $800 thousand or 71%. Operating income and profit percentage decreases resulted primarily due to a decrease in profits associated with the decline in Army Reserve work.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three Months ended March 31,
	2014	2013	Change
Revenues	$15,516	$18,493	$(2,977)
Contract costs	14,046	17,216	(3,170)
Selling, general and administrative expenses	17	38	(21)
Operating income	$1,453	$1,239	$214
Profit percentage	9.4%	6.7%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $3 million or 16%, and contract costs decreased approximately $3.2 million or 18% for the first quarter of 2014, as compared to the same period of 2013. The revenue and contract cost decreases resulted primarily from a reduction in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts. Operating income increased by approximately $200 thousand or 17%. Operating income and profit percentage increases resulted primarily from indirect cost reductions and efficiencies associated with combining our Akimeka and G&B subsidiaries.

Financial Condition

Our financial condition did not change materially in the first quarter of 2014. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $137 thousand during the first quarter of 2014.

Cash provided by operating activities decreased approximately $1.3 million in the first quarter of 2014 as compared to the first quarter of 2013. The change is primarily attributable to a decrease of approximately $2 million due to changes in the levels of operating assets and liabilities, an increase of approximately $396 thousand in cash provided by net income, and an increase of approximately $271 thousand in depreciation and amortization and other non-cash operating activities. Our largest assets are our accounts receivable and inventories. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods. Our levels of inventories and accrued expenses tend to vary in accordance with our levels revenues and services performed.

Cash used in investing activities decreased approximately $772 thousand in the first quarter of 2014 as compared to the first quarter of 2013. Cash used in investing activities consisted of purchases of property and equipment.

Cash used in financing activities decreased approximately $775 thousand in the first quarter of 2014 as compared to the first quarter of 2013. Cash used in financing activities consisted primarily of repayments on our bank loan and dividends.

We used approximately $481 thousand in cash to pay a dividend of $0.09 per share during the first quarter of 2014. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can impact our liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. In March 2013, we purchased a building to support our Federal Group operations for approximately $1 million. From time to time, we may also invest in the acquisition of other companies.

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit, until June 2016 when the loan agreement is scheduled to expire.

The term loan requires quarterly installment payments. Our scheduled term loan payments after March 31, 2014 are $18.7 million in 2014 and $34.4 million in 2015. The amount of our term loan borrowings outstanding as of March 31, 2014 was approximately $53.1 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2014 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $24.7 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of March 31, 2014. During the first quarter of 2014, the highest outstanding revolving loan amount was $36 million and the lowest was $17 million. The timing of payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2014, the LIBOR base margin is 2.00% and the base rate base margin is 0.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

We have employed interest rate hedges on a portion of our outstanding borrowings. After taking into account the impact of hedging instruments, as of March 31, 2014, interest rates on portions of our outstanding debt ranged from 2.15% to 3.62%, and the effective interest rate on our aggregate outstanding debt was 3.14%.

The loan agreement contains collateral requirements by which we pledge our assets as security, restrictive covenants, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a limit on annual dividends, a maximum Total Funded Debt/EBITDA Ratio, that decreases over time, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio, that increases over time. We were in compliance with the financial covenants and other loan agreement terms and conditions at March 31, 2014.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.50 to 1	1.28 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.39 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	1.00 to 1	1.39 to 1

We currently do not use public debt security financing.

Indemnity Obligations

Prior to ceasing operations in December 2012, ICRC participated in an arrangement to provide performance and payment bonding services for certain small business prime contractors associated with ICRC's construction management business. Under the arrangement, ICRC received subcontractor work from the small business prime contractors in exchange for indemnifying the surety company in respect of the performance and payment bonds it provided for the small business prime contractors. In October 2012, the surety company, at ICRC's request, ceased issuing bonds for the small business prime contractors, and in December 2012, ICRC ceased performing all work on construction projects when it discontinued its construction management operations. Bonds issued prior to December 2012 for construction projects that were not yet completed by the small business prime contractors remained in effect until the projects are completed by the small business prime contractors.

As of March 31, 2014, three of the bonded projects had not yet been completed and the aggregate bonded amount on these projects was approximately $4.9 million. There have been claims and disputes made by subcontractors associated with the bonded projects. Under the Miller Act (40 U.S.C. Section 3131 to 3134), a subcontractor or material supplier may bring an action against a bond up to one year after the day on which the last of the labor was performed or material was supplied. We have recorded a reserve related to these claims and disputes of approximately $615 thousand, net of tax,  which is included in loss from discontinued operations for the three-month period ended March 31, 2014. We expect all remaining bonded projects to be completed in 2014.

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

In July 2011, we entered into a three-year amortizing LIBOR interest rate swap on our term loan with a notional amount of $101 million. The swap amount amortizes as the term loan amortizes, with reductions in the swap amount occurring on the same dates and for approximately the same amounts as term loan principal repayments. With the swap in place, we pay an effective rate of 1.615% plus our base margin through June 2014. The amount of swapped term loan debt outstanding as of March 31, 2014 is $45 million.

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.  Legal Proceedings

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC, PND Engineers, Inc. and CH2M Hill Alaska, Inc.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  ICRC's contract with the Maritime Administration expired on May 31, 2012.

On or about April 10, 2013, ICRC, joined by PND Engineers, Inc. and with the consent of CH2M Hill Alaska, Inc., removed the case to the United States District Court for the District of Alaska.

Because of the preliminary stage of this lawsuit, we cannot currently determine whether it will have a material adverse effect on our results of operations or financial position.

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

VSE CORPORATION
Date: April 30, 2014	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating
Officer

Date: April 30, 2014	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)