Form 10-Q
period 2014-06-30
VSE CORP
filed 2014-08-01
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of July 22, 2014: 5,355,698

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (the "SEC") on March 7, 2014 ("2013 Form 10-K").

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$302	$220
Receivables, principally U.S. Government, net	62,134	78,387
Inventories	44,108	39,315
Deferred tax assets	1,101	863
Other current assets	10,515	10,641
Total current assets	118,160	129,426

Property and equipment, net	55,470	57,738
Intangible assets, net	77,175	82,257
Goodwill	92,052	92,052
Deferred tax assets	2,994	2,545
Other assets	17,320	16,511
Total assets	$363,171	$380,529

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$27,962	$24,837
Accounts payable	25,460	31,757
Current portion of earn-out obligations	1,486	-
Accrued expenses and other current liabilities	22,816	24,661
Dividends payable	536	480
Total current liabilities	78,260	81,735

Long-term debt, less current portion	39,108	64,487
Deferred compensation	12,550	11,454
Long-term lease obligations, less current portion	25,139	25,721
Earn-out obligation	8,363	9,062
Other liabilities	1,386	1,267
Total liabilities	164,806	193,726

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,355,698 and 5,333,077 respectively	268	267
Additional paid-in capital	20,199	19,139
Retained earnings	177,898	167,598
Accumulated other comprehensive loss	-	(201)
Total stockholders' equity	198,365	186,803
Total liabilities and stockholders' equity	$363,171	$380,529

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Revenues:
Services	$65,624	$80,630	$144,388	$161,846
Products	42,338	38,432	82,983	76,373
Total revenues	107,962	119,062	227,371	238,219

Contract costs
Services	62,412	73,854	137,309	151,072
Products	34,069	31,701	66,783	63,266
Total contract costs	96,481	105,555	204,092	214,338

Selling, general and administrative expenses	778	806	1,219	1,238

Operating income	10,703	12,701	22,060	22,643

Interest expense, net	1,090	1,481	2,287	3,058

Income before income taxes	9,613	11,220	19,773	19,585

Provision for income taxes	3,669	4,257	7,560	7,351

Income from continuing operations	5,944	6,963	12,213	12,234

Loss from discontinued operations, net of tax	(279)	(101)	(894)	(114)

Net income	$5,665	$6,862	$11,319	$12,120

Basic earnings per share:
Income from continuing operations	$1.11	$1.31	$2.28	$2.30
Loss income from discontinued operations	(0.05)	(0.02)	(0.17)	(0.02)
Net income	$1.06	$1.29	$2.11	$2.28

Basic weighted average shares outstanding	5,355,698	5,333,077	5,351,589	5,325,275

Diluted earnings per share:
Income from continuing operations	$1.11	$1.30	$2.28	$2.29
Loss from discontinued operations	(0.05)	(0.02)	(0.17)	(0.02)
Net income	$1.06	$1.28	$2.11	$2.27

Diluted weighted average shares outstanding	5,368,166	5,340,060	5,366,306	5,334,797

Dividends declared per share	$0.10	$0.09	$0.19	$0.17

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Net income	$5,665	$6,862	$11,319	$12,120

Change in fair value of interest rate swap agreements	43	146	201	304

Comprehensive income	$5,708	$7,008	$11,520	$12,424

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months
	ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,319	$12,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,554	10,102
Loss on sale of property and equipment	34	233
Deferred taxes	(812)	(577)
Stock-based compensation	1,488	907
Earn-out obligation adjustment	787	58
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	16,253	10,545
Inventories	(4,793)	264
Other current assets and noncurrent assets	(1,026)	(2,947)
Accounts payable and deferred compensation	(5,201)	(2,875)
Accrued expenses and other current liabilities	(1,219)	(2,814)
Long-term lease obligations	(567)	(500)
Other liabilities	119	(349)

Net cash provided by operating activities	25,936	24,167

Cash flows from investing activities:
Purchases of property and equipment	(1,828)	(2,489)

Net cash used in investing activities	(1,828)	(2,489)

Cash flows from financing activities:
Borrowings on loan arrangement	142,039	139,037
Repayments on loan arrangement	(164,375)	(160,487)
Payments on capital lease obligations	(413)	(356)
Payments of taxes for equity transactions	(314)	(257)
Dividends paid	(963)	(850)

Net cash used in financing activities	(24,026)	(22,913)

Net increase (decrease) in cash and cash equivalents	82	(1,235)
Cash and cash equivalents at beginning of period	220	1,501
Cash and cash equivalents at end of period	$302	$266

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2013 Form 10-K.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after June 30, 2014 are $12.5 million in 2014 and $34.4 million in 2015. The amount of our term loan borrowings outstanding as of June 30, 2014 was approximately $46.9 million. The amount of term loan borrowings outstanding as of December 31, 2013 was approximately $59.4 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2014 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $20.5 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2014. We had approximately $30.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of December 31, 2013.

Total bank loan borrowed funds outstanding as of June 30, 2014, including term loan borrowings and revolving loan borrowings, were approximately $67.4 million. Total bank loan borrowed funds outstanding as of December 31, 2013 were $89.7 million. The fair value of outstanding debt under our bank loan facilities as of June 30, 2014 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2014, the LIBOR base margin is 1.75% and the base rate base margin is 0.0%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We had interest rate hedges on a portion of our outstanding borrowings that expired June 30, 2014. After June 30, 2014, none of our outstanding borrowing was hedged. As of June 30, 2014, interest rates on portions of our outstanding debt ranged from 1.9% to 3.25%, and the effective interest rate on our aggregate outstanding debt was 2.07%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $586 thousand and $1.3 million for the three- and six-month periods ended June 30, 2014, respectively, and approximately $987 thousand and $2 million for the three- and six-month periods ended June 30, 2013, respectively.

The loan agreement contains collateral requirements by which we pledge our assets as security, restrictive financial covenants, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a limit on annual dividends, a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio. We were in compliance with the financial covenants and other loan agreement terms and conditions at June 30, 2014.

(3) Stock-based Compensation

In January of every year since 2007, we have notified certain employees that they are eligible to receive restricted stock awards under our 2006 Restricted Stock Plan based on the return on stockholders' equity for the respective fiscal years.  These awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of restricted stock on each vesting date, the liability is reduced and additional paid-in capital is increased.  On March 2, 2014, the employees eligible for the restricted stock awards based on the financial performance of 2011, 2012 and 2013, received a total of 12,221 shares of restricted common stock.

We also have awarded restricted stock to our non-employee Directors under the 2004 Non-Employee Directors Stock Plan. On January 2, 2014, the non-employee Directors received 10,400 shares of restricted common stock in the aggregate. Compensation expense related to this award was approximately $486 thousand.

The compensation expense related to all restricted stock awards discussed above and included in contract costs was approximately $440 thousand and $1.5 million for the three- and six-month periods ended June 30, 2014, respectively, and approximately $240 thousand and $907 thousand for the three- and six-month periods ended June 30, 2013, respectively.

Employees are permitted to forfeit a certain number of shares to cover their personal tax liability for restricted stock awards. We paid approximately $314 thousand and $257 thousand, to cover this liability during the six months ended June 30, 2014 and 2013, respectively. These payments are classified as financing cash flows on the consolidated statements of cash flows.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	5,355,698	5,333,077	5,351,589	5,325,275
Effect of dilutive shares	12,468	6,983	14,717	9,522
Diluted weighted average common shares outstanding	5,368,166	5,340,060	5,366,306	5,334,797

(5) Commitments and Contingencies

Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is in the early stages, but at this time we believe it is not probable that this litigation will have a material adverse effect on our results of operations or financial position.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered on the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  In April 2013, ICRC removed the case to the United States District Court for the District of Alaska.  ICRC's contract with the Maritime Administration expired on May 31, 2012. ICRC did not have a contract with the municipality of Anchorage. Because of the preliminary stage of this lawsuit, we cannot currently determine whether it will have a material adverse effect on our results of operations or financial position.

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
June 30, 2014

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

These segments operate under separate management teams and financial information is produced for each segment.  The entities within each of the Supply Chain Management Group, International Group, Federal Group, and IT, Energy and Management Consulting Group reportable segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Our segment information for the three- and six-months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three months		Six months
	2014	2013	2014	2013
Revenues:
Supply Chain Management Group	$42,313	$36,891	$82,936	$74,594
International Group	26,794	36,239	61,510	71,629
Federal Group	23,137	26,817	51,692	54,388
IT, Energy and Management Consulting Group	15,718	19,115	31,233	37,608
Total revenues	$107,962	$119,062	$227,371	$238,219

Operating income:
Supply Chain Management Group	$7,697	$6,974	$15,518	$13,129
International Group	759	1,473	3,148	3,166
Federal Group	887	2,510	1,216	3,641
IT, Energy and Management Consulting Group	1,832	2,492	3,285	3,731
Corporate/unallocated expenses	(472)	(748)	(1,107)	(1,024)
Operating income	$10,703	$12,701	$22,060	$22,643

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Source of Revenues
Army/Army Reserve	$28,026	$28,161	$61,724	$59,754
U.S. Navy	24,142	27,745	48,756	53,149
U.S. Air Force	809	3,228	1,605	6,407
Total - DoD	52,977	59,134	112,085	119,310

U.S. Postal Service	41,263	34,446	80,592	68,828
Department of Energy	4,923	5,214	9,549	10,106
Department of Treasury	573	9,302	8,931	18,811
Department of Interior	500	2,809	695	5,544
Other government	6,788	7,577	13,772	14,466
Total – Federal civilian agencies	54,047	59,348	113,539	117,755

Commercial	938	580	1,747	1,154

Total	$107,962	$119,062	$227,371	$238,219

(7) Goodwill and Intangible Assets

There were no changes in goodwill for the six months ended June 30, 2014. Goodwill by operating segment as of December 31, 2013 and June 30, 2014 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Total
Balance as of December 31, 2013	$61,169	$30,883	$92,052
Balance as of June 30, 2014	$61,169	$30,883	$92,052

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $2.6 million and $5.1 million for the three- and six-month periods ended June 30, 2014 and 2013, respectively.

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2014
Contract and customer-related	$93,304	$(30,064)	$(1,025)	$62,215
Acquired technologies	12,400	(3,460)	-	8,940
Trade names – amortizable	10,100	(4,080)	-	6,020
Total	$115,804	$(37,604)	$(1,025)	$77,715

December 31, 2013
Contract and customer-related	$93,304	$(26,287)	$(1,025)	$65,992
Acquired technologies	12,400	(2,896)	-	9,504
Trade names – amortizable	10,100	(3,339)	-	6,761
Total	$115,804	$(32,522)	$(1,025)	$82,257

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2014	Fair Value December 31, 2013
Non-COLI assets held in DSC Plan	Other assets	Level 1	$232	$198
Interest rate swaps	Accrued expenses	Level 2	-	$326
Earn-out obligation - current	Current portion of earn-out obligations	Level 3	$1,486	-
Earn-out obligation - long-term	Earn-out obligations	Level 3	$8,363	$9,062

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Our interest rate swap agreements expired on June 30, 2014. The amounts paid and received on the swap agreements were recorded in interest expense as yield adjustments in the period during which the related floating-rate interest was incurred. We determined the fair value of the swap agreements based on a valuation model using market data inputs.

Our acquisition of WBI in 2011 will require us to make additional payments to the sellers of up to a total of $40 million over a four-year post-closing period ending June 30, 2015 if WBI achieves certain financial performance. WBI earned approximately $219 thousand and $7.1 million based on its financial performance for the earn-out periods ended June 30, 2013 and 2012, respectively. Included in earn-out obligations on the June 30, 2014 balance sheet is approximately $8.4 million, net of the current portion of approximately $1.5 million classified in current portion of earn-out obligations, which represents our best estimate of the present value. Changes in the fair value of the earn-out obligations are recorded as contract costs in the period of change through settlement.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2013	$-	$9,062	$9,062
Fair value adjustment included in earnings	-	787	787
Reclassification from long-term to short-term	1,486	(1,486)	-
Balance as of June 30, 2014	$1,486	$8,363	$9,849

We utilize the Monte Carlo valuation model for our earn-out obligation. Significant unobservable inputs used to value the contingent consideration include projected earnings before interest, taxes, depreciation and amortization and the discount rate. The model used a discount rate of 10.5% as of June 30, 2014. If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly lower or higher fair value measurement of our earn-out obligation.

(9) Discontinued Operations

During 2013 we abandoned the construction management operations of our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC"). Prior to our decision to divest ICRC's operations in December 2012, ICRC participated in an arrangement to provide performance and payment bonding services for certain small business prime contractors associated with ICRC's construction management business. Under the arrangement, ICRC received subcontractor work from the small business prime contractors in exchange for indemnifying the surety company in respect of the performance and payment bonds it provided for the small business prime contractors. In October 2012, the surety company, at ICRC's request, ceased issuing bonds for the small business prime contractors, and in December 2012 ICRC ceased performing all work on construction projects when it discontinued its construction management operations. Bonds issued prior to December 2012 for construction projects that were not yet completed by the small business prime contractors remained in effect until the projects are completed by the small business prime contractors.

As of June 30, 2014, three of the projects that were bonded with ICRC as the indemnitor had not yet been completed and the aggregate bonded amount on these three projects was approximately $4.9 million. These bonded projects are the subject of claims and disputes involving the subcontractors associated with the projects. We have recorded an expense related to these claims and disputes of approximately $279 thousand and $894 thousand, net of tax, which is included in loss from discontinued operations for the three- and six-months ended June 30, 2014, respectively. We expect all remaining bonded projects to be completed in 2014.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

(10) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU will become effective for us on January 1, 2017. We currently are assessing the impact that this standard will have on its consolidated financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We provide sustainment services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), and federal civilian agencies, and to other customers. Our largest customers are the DoD and the USPS. Our operations consist primarily of vehicle fleet parts, supply chain management, ship and aircraft maintenance, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis.

Organization and Reporting Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) International; 3) Federal; and 4) IT, Energy and Management Consulting.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our wholly owned subsidiary Wheeler Bros., Inc. ("WBI"). Significant current work efforts for this group include WBI's ongoing Managed Inventory Program ("MIP") that supplies vehicle parts for the USPS truck fleet and commercial clients.

International Group - Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, facility operations, storage and disposal support for seized and forfeited general property programs, and foreign military sales services to the U.S. military branches, government agencies, and other customers. This group provides its services to the U.S. Navy, Air Force, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program, and management of seized and forfeited general property programs ("Seized Asset Programs").

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

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics") and Akimeka, LLC ("Akimeka"). This group provides technical and consulting services primarily to various DoD and federal civilian agencies, including the United States Departments of Energy, Homeland Security, Commerce, Interior, Labor, Agriculture, and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services, and product and process improvement services.

Concentration of Revenues
(in thousands)
	For the six months ended June 30,
	2014		2013
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$78,963	35	$68,828	29
FMS Program	42,534	19	42,455	18
U.S. Army Reserve	29,330	13	39,032	16
Other	76,544	33	87,904	37
Total Revenues	$227,371	100	$238,219	100

Management Outlook

As challenges in our legacy markets continue to adversely impact our revenues, we are responding by adapting our vehicle, ship, and aircraft sustainment, service life extension, and logistics competencies to the needs of adjacent markets. Our success in extending these competencies to new markets, especially with respect to our supply chain services, has given us a clear direction for our future. Our initiatives for future growth are focused on extending our key sustainment and logistics competencies to these more promising markets, while we continue to defend and maintain our presence in our chosen legacy markets. We are committed to providing value to our clients by assisting them in extending the service life and enhancing the performance of their existing physical assets as an attractive alternative to costly replacement.

Our key service offerings include managed inventory services centered on vehicle fleet sustainment offered by our Supply Chain Management Group. WBI's USPS MIP provides ongoing mission-critical supply chain support to the USPS, which provides us with a steady revenue and earnings source. This program does not rely on appropriated government spending, as it is primarily self-funded through revenues generated by USPS business operations. This is our largest revenue source and we have seen growth in this program. Additionally, WBI's managed inventory competency is being successfully marketed to commercial clients operating large vehicle fleets. Success in WBI's offerings to both traditional and commercial markets has encouraged us to focus our strategic direction on this part of our business and direct financial and management resources toward such efforts.

We have experienced declines in our DoD and other federal civilian agency revenues due to a curtailment of government spending for certain programs and services, changes in government spending priorities and increased competition for fewer opportunities. In response to uncertainty in our legacy business environment, we have aggressively balanced our cost structure with our workload. We will continue cost balancing efforts to remain competitive and profitable as we go forward. Despite these challenges to our revenue base, we have key programs in our legacy markets continuing to provide a substantial portion of our business. These programs include our International Group's U.S. Navy FMS Program, and our Federal Group's military vehicle and equipment refurbishment work.

Our International Group's U.S. Navy FMS Program is our second largest source of revenue. This program does not rely on appropriated government spending as it is largely funded by foreign government clients. FMS Program revenues for the past few years have been impeded by protracted delays in passing the legislation required for the transfer of naval vessels to allied navies. Historically, supporting the U.S. Navy in reactivating, transferring and providing the follow-on technical support to receiving navies constituted the majority of our FMS business. Our current contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period that began in January 2012. This level of contract coverage, combined with the eligibility, upon approval, of a large backlog of U.S. Navy ships for transfer to foreign government clients, presents us with an opportunity to return to prior FMS revenue levels when a Naval Vessel Transfer Act is passed by Congress.

Follow on technical support work under our FMS Program has generated relatively consistent revenues. These services are provided to a number of foreign client countries, the largest of which is the Egyptian Navy. In July 2013, we evacuated our workforce from Egypt due to significant domestic and political unrest in that country. We continued performing support services for the Egyptian Navy at other locations, but our revenue from this support under these circumstances is lower than when our workforce is located in Egypt. In March and April 2014 we began reinstating some of our workforce in Egypt at lower than our previous staffing levels. Our Egyptian Navy support services generated approximately $18 million of revenue for the first half of 2014 and approximately $48 million of revenue for a full year in 2013. Operating profit margin on this work is consistent with the reported profit margin of our International Group. Our long-term relationship with the Egyptian Navy remains strong and will only grow stronger as U.S. and Egyptian relations improve. We cannot predict the longer range impact that the political situation in Egypt will have on our Egyptian Navy support program.

Our Federal Group's vehicle and equipment refurbishment work for the U.S. Army Reserve is our third largest source of revenue. Our contract for this work was re-competed in July 2013 to transition the work from a General Services Administration ("GSA") contract to multiple Army contracts. In August and September 2013, we were awarded three new task orders on our existing Army contracts to continue work on this program for another year. Contractual terms under those task orders have resulted in lower profit margins for us on this program compared to our previous contractual arrangements. This program generated approximately $29 million of revenue for the first half of 2014 and approximately $60 million of revenue for a full year in 2013. The U.S. Army Reserve is not insulated from DoD and Department of the Army budget reductions. Currently, it remains uncertain how much of this work will be re-competed, continued or extended upon expiration of our current task orders.

Our work as the prime contractor for the U.S. Department of Treasury Executive Office for Asset Forfeiture general property program came to an end in 2014, and substantially all of our work on this program was completed as of March 2014. This program generated approximately $9 million of revenue for the first half of 2014 and approximately $36 million of revenue for a full year in 2013.

We have consistently reduced our bank debt and that positions us to consider a variety of options to increase stockholder value.

Bookings and Funded Backlog

Much of our revenues depends on contract funding ("bookings"), and bookings generally occur when contract funding documentation is received. For our revenues that depend on bookings arising from the receipt of contract funding documentation, funded contract backlog is an indicator of potential future revenues. While bookings and funded contract backlog generally result in revenues, occasionally we will have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

WBI's revenues are driven by maintenance schedules and the rate and timing of parts failure on customer vehicles, and WBI bookings occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have funded contract backlog and it is not an indicator of potential future revenues for WBI.

A summary of our bookings and revenues for the six months ended June 30, 2014 and 2013, and funded contract backlog as of June 30, 2014 and 2013 is as follows:

	(in millions)
	2014	2013
Bookings	$173	$248
Revenues	$227	$238
Funded Contract Backlog	$178	$238

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU will become effective for us on January 1, 2017. We currently are assessing the impact that this standard will have on its consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2013. Please refer to our 2013 Form 10-K for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Six months ended June 30,
Contract Type	2014	%	2013	%
Fixed-price (1)	$131,064	58	$116,810	49
Cost-type	75,751	33	50,965	21
Time and materials	20,556	9	70,444	30
	$227,371	100	$238,219	100

(1) WBI's revenue is classified as fixed-price revenue.

Results of Operations

Our results of operations are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Revenues	$107,962	$119,062	$227,371	$238,219	$(11,100)	$(10,848)
Contract costs	96,481	105,555	204,092	214,338	(9,074)	(10,246)
Selling, general and administrative expenses	778	806	1,219	1,238	(28)	(19)
Operating Income	10,703	12,701	22,060	22,643	(1,998)	(583)
Interest expense, net	1,090	1,481	2,287	3,058	(391)	(771)
Income before income taxes	9,613	11,220	19,773	19,585	(1,607)	(188)
Provision for income taxes	3,669	4,257	7,560	7,351	(588)	209
Income from continuing operations	5,944	6,963	12,213	12,234	(1,019)	(21)
Loss from discontinued operations	(279)	(101)	(894)	(114)	(178)	(780)
Net Income	$5,665	$6,862	$11,319	$12,120	$(1,197)	$(801)

Our revenues decreased approximately $11 million, or 9%, for the second quarter of 2014, and approximately $11 million, or 5%, for the first six months of 2014, as compared to the same periods of 2013. Revenues of our Supply Chain Management Group increased and revenues of our International, Federal, and IT, Energy and Management Consulting Groups decreased compared to the prior year.

Contract costs consist primarily of direct costs including labor, inventory, material, and supplies used in the performance of our work and delivery of our products, and indirect costs associated with these direct costs. These costs will generally increase or decrease in conjunction with our level of work or products sold and associated revenues.

Our contract costs decreased approximately $9 million, or 9%, for the second quarter of 2014, and approximately $10 million, or 5%, for the first six months of 2014, as compared to the same periods of 2013. Reductions to our indirect costs initiated in the second quarter of 2013 contributed to the decrease in contract costs in 2014 as compared to 2013. Contract costs from our Supply Chain Management Group increased and contract costs from our International, Federal, and IT, Energy and Management Consulting Groups decreased compared to the prior year.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These expenses include legal costs associated with contract protests and other matters.

Our operating income decreased approximately $2 million, or 16% for the quarter ended June 30, 2014, and approximately $583 thousand, or 3%, for the first six months of 2014, as compared to the same periods of 2013.  Operating income from our Supply Chain Management Group increased and operating income from our International, Federal and IT, Energy and Management Consulting Groups decreased compared to the same period of 2013.

Changes in revenues, costs and expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $391 thousand, or 26%, for the quarter ended June 30, 2014, and approximately $771 thousand, or 25%, for the first six months of 2014, as compared to the same periods of 2013 due to reductions in our level of borrowing as we pay down our bank loan. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first six months of 2014 was approximately $841 thousand, as compared to $865 thousand for the same period of 2013.

Our effective income tax rate was 38.2% for the first six months of 2014 as compared to 37.5% for the same period of 2013. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items can impact the difference between our statutory tax rates and our effective tax rate. Federal tax credits that lowered our 2013 effective tax rates expired at the end of 2013 and did not benefit our 2014 effective tax rate.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Revenues	$42,313	$36,891	$82,936	$74,594	$5,422	$8,342
Contract costs	34,579	29,897	67,382	61,398	4,682	5,984
Selling, general and administrative expenses	37	20	36	67	17	(31)
Operating Income	$7,697	$6,974	$15,518	$13,129	$723	$2,389
Profit percentage	18.2%	18.9%	18.7%	17.6%

Revenues for our Supply Chain Management Group increased approximately $5.4 million, or 15%, for the second quarter of 2014 as compared to the same period for the prior year. Revenues increased approximately $8.3 million, or 11%, for the six months ended June 30, 2014 as compared to the same period for the prior year. The increases resulted primarily from an increase in WBI's USPS MIP revenue of approximately $5.6 million for the quarter and approximately $10.1 million for the six months. The increases were partially offset by declines in sales of parts to DoD clients. Contract costs increased approximately $4.7 million, or 16%, for the quarter and approximately $6 million, or 10%, for the six months.

Operating income increased approximately $723 thousand, or 10%, for the quarter and approximately $2.4 million, or 18%, for the six months. Contract costs and operating income increases resulted primarily from the increase in USPS MIP revenue. Operating income for this segment for 2014 and 2013 was impacted by fair value adjustments in the accrued earn-out obligation associated with our acquisition of WBI. The adjustment to the earn-out obligation decreased operating income approximately $613 thousand for the quarter ended June 30, 2014 and increased operating income approximately $219 thousand for the same period of the prior year. The adjustment to the earn-out obligation decreased operating income approximately $787 thousand for the six months ended June 30, 2014 and decreased operating income approximately $58 thousand for the same period of the prior year. The changes in profit percentage resulted from the USPS MIP revenue increase and a decrease in lower margin sales to DoD, and from differences in earn-out obligation adjustments.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Revenues	$26,794	$36,239	$61,510	$71,629	$(9,445)	$(10,119)
Contract costs	25,846	34,551	58,128	68,185	(8,705)	(10,057)
Selling, general and administrative expenses	189	215	234	278	(26)	(44)
Operating Income	$759	$1,473	$3,148	$3,166	$(714)	$(18)
Profit percentage	2.8%	4.1%	5.1%	4.4%

Revenues for our International Group decreased approximately $9.4 million, or 26%, for the second quarter, and decreased approximately $10.1 million, or 14%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. Contract costs decreased approximately $8.7 million, or 25%, for the second quarter, and decreased approximately $10 million, or 15%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. The decreases in revenues resulted primarily from decreases of approximately $8.4 million for the quarter and approximately $9 million for the six months associated with the completion of our U.S. Treasury Seized Assets Program in March 2014. The decreases in contract costs are primarily attributable to the lower level of work associated with our decreases in revenues.

Operating income decreased by approximately $714 thousand, or 48%, for the second quarter, and decreased approximately $18 thousand, or 1%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. Changes in operating income resulted primarily from decreases in profits of approximately $1.3 million for the quarter and approximately $840 thousand for the six months attributable to the revenue declines associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, offset by an increase in award fee income associated with our FMS Program in the second quarter and from the elimination of losses on our CFT Program work.

Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. Award fee evaluations on this program occur three times per year. We recognize award fee revenue and income in the period we receive contractual notification of the award, and we typically receive such notification in the first, second, and fourth quarters each year. Because we had not received contractual notification for the award fee that is typically recognized in the second quarter of 2013 until after June 30, 2013, this award fee revenue and income was recognized in the third quarter of 2013. In 2014, we received timely notification and award fee revenue and income was recognized in the second quarter of 2014.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Revenues	$23,137	$26,817	$51,692	$54,388	$(3,680)	$(2,696)
Contract costs	22,194	24,301	50,409	50,728	(2,107)	(319)
Selling, general and administrative expenses	56	6	67	19	50	48
Operating Income	$887	$2,510	$1,216	$3,641	$(1,623)	$(2,425)
Profit percentage	3.8%	9.4%	2.4%	6.7%

Revenues for our Federal Group decreased approximately $3.7 million, or 14%, for the second quarter, and decreased approximately $2.7 million, or 5%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. Contract costs decreased approximately $2.1 million, or 9%, for the second quarter, and decreased approximately $319 thousand, or 1%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. The decreases in revenues resulted primarily from decreases of approximately $3.6 million for the quarter and approximately $9.8 million for the six months associated with our Army Reserve vehicle refurbishment work, and from decreases in other work. An increase in revenues from a task order that included non-

recurring levels of material deliverables in the first quarter of 2014 partially offset our six-month revenue decrease by approximately $7.5 million. The decreases in contract costs are primarily attributable to the lower level of work associated with our decreases in revenues.

Operating income decreased by approximately $1.6 million, or 65%, for the second quarter, and decreased approximately $2.4 million, or 67%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. Operating income and profit percentage decreases resulted primarily due to a decrease in profits associated with the decline in Army Reserve work.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2014	2013	2014	2013	Months	Months
Revenues	$15,718	$19,115	$31,233	$37,608	$(3,397)	$(6,375)
Contract costs	13,870	16,594	27,915	33,810	(2,724)	(5,895)
Selling, general and administrative expenses	16	29	33	67	(13)	(34)
Operating Income	$1,832	$2,492	$3,285	$3,731	$(660)	$(446)
Profit percentage	11.7%	13.0%	10.5%	9.9%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $3.4 million, or 18%, for the second quarter, and decreased approximately $6.4 million, or 17%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. Contract costs decreased approximately $2.7 million, or 16%, for the second quarter, and decreased approximately $5.9 million, or 17%, for the six months ended June 30, 2014, as compared to the same periods for the prior year.  The revenue and contract cost decreases resulted primarily from a reduction in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts.

Operating income decreased by approximately $660 thousand, or 26%, for the second quarter, and decreased approximately $446 thousand, or 12%, for the six months ended June 30, 2014, as compared to the same periods for the prior year. Operating income decreases resulted primarily from the decreases in revenues and lower profit margins associated with new contracts that replaced predecessor contracts. For the six months ended June 30, 2014, we experienced operating profit percentage improvement resulting from the indirect cost reductions and efficiencies associated with combining our Akimeka and G&B subsidiaries.

Financial Condition

Our financial condition did not change materially in the first six months of 2014. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $82 thousand during the first six months of 2014.

Cash provided by operating activities increased approximately $1.8 million in the first six months of 2014 as compared to the first six months of 2013. The change is primarily attributable to an increase of approximately $2.2 million due to changes in the levels of operating assets and liabilities, an increase of approximately $328 thousand in depreciation and amortization and other non-cash operating activities, and a decrease of approximately $801 thousand in cash provided by net income. Our largest operating assets are our accounts receivable and inventories. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods. Our levels of inventories and accrued expenses tend to vary in accordance with our levels of revenues and services performed.

Cash used in investing activities decreased approximately $661 thousand in the first six months of 2014 as compared to the first six months of 2013. Cash used in investing activities consisted of purchases of property and equipment.

Cash used in financing activities increased approximately $1.1 million in the first six months of 2014 as compared to the first six months of 2013. Cash used in financing activities consisted primarily of repayments on our bank loan and dividends.

We used approximately $963 thousand in cash to pay dividends of $0.18 per share during the first six months of 2014. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement expires June 2016.

The term loan requires quarterly installment payments. Our scheduled term loan payments after June 30, 2014 are $12.5 million in 2014 and $34.4 million in 2015. The amount of our term loan borrowings outstanding as of June 30, 2014 was approximately $46.9 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2014 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $20.5 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2014. During the first six months of 2014, the highest outstanding revolving loan amount was $36.4 million and the lowest was $15.4 million. The timing of payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2014, the LIBOR base margin is 1.75% and the base rate base margin is 0.0%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We had interest rate hedges on a portion of our outstanding borrowings that expired June 30, 2014. After June 30, 2014, we have had no interest rate hedges on our outstanding borrowings. As of June 30, 2014, interest rates on portions of our outstanding debt range from 1.9% to 3.25%, and the effective interest rate on our aggregate outstanding debt was 2.07%.

The loan agreement contains collateral requirements by which we pledge our assets as security, restrictive covenants, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a limit on annual dividends, a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio. We were in compliance with the financial covenants and other loan agreement terms and conditions at June 30, 2014.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.50 to 1	1.17 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.39 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	1.00 to 1	1.46 to 1

We currently do not use public debt security financing.

Indemnity Obligations

Prior to ceasing operations in December 2012, our subsidiary ICRC participated in an arrangement to provide performance and payment bonding services for certain small business prime contractors associated with ICRC's construction management business. Under the arrangement, ICRC received subcontractor work from the small business prime contractors in exchange for indemnifying the surety company in respect of the performance and payment bonds it provided for the small business prime contractors. In October 2012, the surety company, at ICRC's request, ceased issuing bonds for the small business prime contractors, and in December 2012, ICRC ceased performing all work on construction projects when it discontinued its construction management operations. Bonds issued prior to December 2012 for construction projects that are not yet completed by the small business prime contractors remain in effect until the projects are completed by the small business prime contractors.

As of June 30, 2014, three of the bonded projects had not yet been completed and the aggregate bonded amount on these projects was approximately $4.9 million. There have been claims and disputes made by subcontractors associated with the bonded projects. Under the Miller Act (40 U.S.C. Section 3131 to 3134), a subcontractor or material supplier may bring an action against a bond up to one year after the day on which the last of the labor was performed or material was supplied. We have recorded an expense related to these claims and disputes of approximately $894 thousand, net of tax, which is included in loss from discontinued operations for the six months ended June 30, 2014. We expect all remaining bonded projects to be completed in 2014.

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

Disclosures About Market Risk

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, interest rate changes can potentially put us at risk for a material adverse impact on earnings and cash flows. To mitigate the risks associated with interest rate movements, we previously employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods of time. The resulting fixed rates gave us protection against interest rate increases during the time that our borrowing was at higher levels. The last of our interest rate hedges expired on June 30, 2014.

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION
Date: July 31, 2014	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: July 31, 2014	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)