Form 10-Q
period 2014-09-30
VSE CORP
filed 2014-10-30
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of October 22, 2014: 5,356,098

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

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our 2013 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our Annual Report on Form 10-K and any Current Reports on Form 8-K we file with the SEC.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$328	$220
Receivables, principally U.S. Government, net	63,839	78,387
Inventories	46,987	39,315
Deferred tax assets	1,660	863
Other current assets	12,239	10,641
Total current assets	125,053	129,426

Property and equipment, net	54,347	57,738
Intangible assets, net	74,634	82,257
Goodwill	92,052	92,052
Deferred tax assets	-	2,545
Other assets	16,959	16,511
Total assets	$363,045	$380,529

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$31,087	$24,837
Accounts payable	33,328	31,757
Current portion of earn-out obligation	9,154	-
Accrued expenses and other current liabilities	21,713	24,661
Dividends payable	-	480
Total current liabilities	95,282	81,735

Long-term debt, less current portion	25,889	64,487
Deferred compensation	12,312	11,454
Long-term lease obligations, less current portion	24,863	25,721
Earn-out obligation	-	9,062
Deferred income taxes	928	-
Other liabilities	1,499	1,267
Total liabilities	160,773	193,726

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,356,098 and 5,333,077 respectively	268	267
Additional paid-in capital	20,223	19,139
Retained earnings	181,781	167,598
Accumulated other comprehensive loss	-	(201)
Total stockholders' equity	202,272	186,803
Total liabilities and stockholders' equity	$363,045	$380,529

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Revenues:
Services	$57,182	$72,707	$201,570	$234,553
Products	44,567	38,362	127,550	114,735
Total revenues	101,749	111,069	329,120	349,288

Contract costs
Services	56,948	70,241	194,257	221,313
Products	36,440	30,785	103,223	94,051
Total contract costs	93,388	101,026	297,480	315,364

Selling, general and administrative expenses	1,178	583	2,397	1,821

Operating income	7,183	9,460	29,243	32,103

Interest expense, net	871	1,395	3,158	4,453

Income before income taxes	6,312	8,065	26,085	27,650

Provision for income taxes	2,425	2,738	9,985	10,089

Income from continuing operations	3,887	5,327	16,100	17,561

Loss from discontinued operations, net of tax	(4)	(1)	(898)	(115)

Net income	$3,883	$5,326	$15,202	$17,446

Basic earnings per share:
Income from continuing operations	$0.73	$1.00	$3.01	$3.30
Loss income from discontinued operations	-	-	(0.17)	(0.02)
Net income	$0.73	$1.00	$2.84	$3.28

Basic weighted average shares outstanding	5,355,968	5,333,077	5,353,065	5,327,904

Diluted earnings per share:
Income from continuing operations	$0.72	$1.00	$3.00	$3.29
Loss from discontinued operations	-	-	(0.17)	(0.02)
Net income	$0.72	$1.00	$2.83	$3.27

Diluted weighted average shares outstanding	5,371,995	5,338,790	5,368,224	5,336,142

Dividends declared per share	$0.00	$0.00	$0.19	$0.17

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Net income	$3,883	$5,326	$15,202	$17,446

Change in fair value of interest rate swap agreements	-	116	201	420

Comprehensive income	$3,883	$5,442	$15,403	$17,866

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months
	ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$15,202	$17,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,274	15,055
Loss on sale of property and equipment	79	235
Deferred taxes	2,551	(423)
Stock-based compensation	1,610	1,173
Earn-out obligation adjustment	2,758	108
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	14,548	19,857
Inventories	(7,672)	1,292
Other current assets and noncurrent assets	(2,560)	(6,176)
Accounts payable and deferred compensation	2,429	(3,293)
Accrued expenses and other current liabilities	(2,898)	(4,631)
Long-term lease obligations	(835)	(765)
Other liabilities	232	(236)

Net cash provided by operating activities	39,718	39,642

Cash flows from investing activities:
Purchases of property and equipment	(2,725)	(3,259)

Net cash used in investing activities	(2,725)	(3,259)

Cash flows from financing activities:
Borrowings on loan arrangement	210,552	217,297
Repayments on loan arrangement	(243,023)	(252,596)
Earn-out obligation payments	(1,972)	(180)
Payments on capital lease obligations	(629)	(537)
Payments of taxes for equity transactions	(314)	(257)
Dividends paid	(1,499)	(1,331)

Net cash used in financing activities	(36,885)	(37,604)

Net increase (decrease) in cash and cash equivalents	108	(1,221)
Cash and cash equivalents at beginning of period	220	1,501
Cash and cash equivalents at end of period	$328	$280

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

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

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2013 Form 10-K.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after September 30, 2014 are $6.3 million in 2014 and $25 million in 2015. The amount of our term loan borrowings outstanding as of September 30, 2014 was approximately $31.3 million. The amount of term loan borrowings outstanding as of December 31, 2013 was approximately $59.4 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2014 was $125 million. The loan agreement provides that we may elect to increase this maximum to $175 million. Under the loan agreement terms, we may borrow revolving loan amounts at any time and can repay the borrowings at any time without premium or penalty. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $26 million in revolving loan amounts outstanding and no letters of credit outstanding as of September 30, 2014. We had approximately $30.3 million in revolving loan amounts outstanding and $573 thousand of letters of credit outstanding as of December 31, 2013.

Total bank loan borrowed funds outstanding as of September 30, 2014, including term loan borrowings and revolving loan borrowings, were approximately $57.3 million. Total bank loan borrowed funds outstanding as of December 31, 2013 were $89.7 million. The fair value of outstanding debt under our bank loan facilities as of September 30, 2014 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2014, the LIBOR base margin was 1.75% and the base rate base margin was 0.0%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We had interest rate hedges on a portion of our outstanding borrowings that expired June 30, 2014. After June 30, 2014, none of our outstanding borrowing was hedged. As of September 30, 2014, interest rates on portions of our outstanding debt ranged from 1.9% to 3.25%, and the effective interest rate on our aggregate outstanding debt was 2.05%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $366 thousand and $1.6 million for the three- and nine-month periods ended September 30, 2014, respectively and approximately $877 thousand and $2.9 million for the three- and nine-month periods ended September 30, 2013.

The loan agreement contains collateral requirements by which we pledge our assets as security, restrictive financial covenants, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a limit on annual dividends, a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio. We were in compliance with the financial covenants and other loan agreement terms and conditions at September 30, 2014.

(3) Earnings Per Share

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	5,355,968	5,333,077	5,353,065	5,327,904
Effect of dilutive shares	16,027	5,713	15,159	8,238
Diluted weighted average common shares outstanding	5,371,995	5,338,790	5,368,224	5,336,142

(4) Commitments and Contingencies

Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is in the early formal discovery stages, but at this time we believe it is not probable that this litigation will have a material adverse effect on our results of operations or financial position.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  In April 2013,  ICRC removed the case to the United States District Court for the District of Alaska.  ICRC's

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

contract with the Maritime Administration expired on May 31, 2012. ICRC did not have a contract with the municipality of Anchorage. The litigation is in the early formal discovery stages. Because of the preliminary stage of this lawsuit, we cannot currently determine whether it will have a material adverse effect on our results of operations or financial position.

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

(5) Business Segments and Customer Information

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Our segment information for the three- and nine-months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three months		Nine months
	2014	2013	2014	2013
Revenues:
Supply Chain Management Group	$44,542	$39,665	$127,478	$114,260
International Group	24,718	35,428	86,228	107,057
Federal Group	17,197	17,043	68,889	71,430
IT, Energy and Management Consulting Group	15,292	18,933	46,525	56,541
Total revenues	$101,749	$111,069	$329,120	$349,288

Operating income:
Supply Chain Management Group	$6,195	$7,306	$21,713	$20,435
International Group	291	2,285	3,439	5,451
Federal Group	(396)	(2,303)	820	1,338
IT, Energy and Management Consulting Group	1,866	2,475	5,151	6,206
Corporate/unallocated expenses	(773)	(303)	(1,880)	(1,327)
Operating income	$7,183	$9,460	$29,243	$32,103

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Source of Revenues
Army/Army Reserve	$21,855	$22,868	$83,579	$82,622
U.S. Navy	20,568	23,245	69,324	76,394
U.S. Air Force	800	3,587	2,405	9,994
Total - DoD	43,223	49,700	155,308	169,010

U.S. Postal Service	43,273	36,122	123,865	104,950
Department of Energy	4,791	5,237	14,340	15,343
Department of Treasury	263	9,754	9,194	28,565
Department of Interior	506	2,881	1,201	8,425
Other government	8,691	6,985	22,463	21,451
Total – Federal civilian agencies	57,524	60,979	171,063	178,734

Commercial	1,002	390	2,749	1,544

Total	$101,749	$111,069	$329,120	$349,288

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

(6) Goodwill and Intangible Assets

There were no changes in goodwill for the nine months ended September 30, 2014. Goodwill by operating segment as of December 31, 2013 and September 30, 2014 is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Total
Balance as of December 31, 2013	$61,169	$30,883	$92,052
Balance as of September 30, 2014	$61,169	$30,883	$92,052

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $2.5 million and $7.6 million for the three- and nine-month periods ended September 30, 2014 and 2013, respectively.

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2014
Contract and customer-related	$93,304	$(31,952)	$(1,025)	$60,327
Acquired technologies	12,400	(3,742)	-	8,658
Trade names – amortizable	10,100	(4,451)	-	5,649
Total	$115,804	$(40,145)	$(1,025)	$74,634

December 31, 2013
Contract and customer-related	$93,304	$(26,287)	$(1,025)	$65,992
Acquired technologies	12,400	(2,896)	-	9,504
Trade names – amortizable	10,100	(3,339)	-	6,761
Total	$115,804	$(32,522)	$(1,025)	$82,257

(7) Fair Value Measurements

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

 The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2014	Fair Value December 31, 2013
Non-COLI assets held in DSC Plan	Other assets	Level 1	$238	$198
Interest rate swaps	Accrued expenses	Level 2	-	$326
Earn-out obligation - current	Current portion of earn-out obligations	Level 3	$9,154	-
Earn-out obligation - long-term	Earn-out obligations	Level 3	-	$9,062

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

Our acquisition of WBI in 2011 required us to make additional payments to the sellers of up to a total of $40 million over a four-year post-acquisition period ending June 30, 2015 if WBI achieves certain financial performance. WBI's sellers earned approximately $2.7 million, $219 thousand and $7.1 million based on WBI's financial performances for the earn-out years ended June 30, 2014, 2013 and 2012, respectively. Included in earn-out obligations on our September 30, 2014 balance sheet is approximately $9.2 million classified as the current portion of earn-out obligations, which represents our best estimate of the present value. Changes in the fair value of the earn-out obligations are recorded as contract costs in the period of change through settlement.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2013	$-	$9,062	$9,062
Earn-out payments	-	(2,666)	(2,666)
Fair value adjustment included in earnings	-	2,758	2,758
Reclassification from long-term to short-term	9,154	(9,154)	-
Balance as of September 30, 2014	$9,154	-	$9,154

We utilize the Monte Carlo valuation model for our earn-out obligation. Significant unobservable inputs used to value the contingent consideration include projected earnings before interest, taxes, depreciation and amortization and the discount rate.  The model used a discount rate of 8.5% as of September 30, 2014.  If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly lower or higher fair value measurement of our earn-out obligation.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

(8) Discontinued Operations

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

As of September 30, 2014, two of the bonded projects had not yet been completed and the aggregate bonded amount on these projects was approximately $4 million. Our bonded projects are the subject of claims and disputes involving the subcontractors associated with the projects. We have recorded an expense of approximately $898 thousand, net of tax, which is included in loss from discontinued operations for the nine months ended September 30, 2014 primarily related to these claims and disputes. We expect all remaining bonded projects to be completed in early 2015.

(9) Recently Issued Accounting Pronouncements

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We provide sustainment services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), and federal civilian agencies, and to other customers. Our largest customers are the DoD and the USPS. Our operations consist primarily of vehicle fleet parts supply, supply chain management, ship and aircraft maintenance, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis.

Organization and Reporting Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) International; 3) Federal; and 4) IT, Energy and Management Consulting. Beginning in 2015, we will be consolidating our International and Federal groups into a single management group and one reportable segment.

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

Concentration of Revenues
(in thousands)
	For the nine months ended September 30,
	2014		2013
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$121,322	37	$104,950	30
FMS Program	71,662	22	68,024	20
U.S. Army Reserve	39,624	12	45,383	13
Other	96,512	29	130,931	37
Total Revenues	$329,120	100	$349,288	100

Management Outlook

We are responding to ongoing challenges in our legacy markets by taking active measures to adjust our cost structure and operating model to better meet the needs of these markets and by adapting our competencies and service offerings to new adjacent markets.

A curtailment of government spending for certain programs and services, changes in government spending priorities, and increased competition for fewer opportunities has led to declines in our DoD and other federal civilian agency revenues. In response, we have chosen to adjust our operating model by eliminating certain management positions and reducing other costs that have supported these activities; we will continue to consolidate our International Group and Federal Group during the fourth quarter of 2014 and report their results as a single operating group beginning in 2015. Under this program, we have incurred approximately $400 thousand in severance costs in the current third quarter and expect to provide an estimated $4 million in savings on an annual basis beginning in the fourth quarter of 2014. We will continue cost balancing efforts to remain competitive and profitable as we go forward. Despite these challenges to our revenue base, we have key programs in our legacy markets continuing to provide a substantial portion of our business. These programs include our U.S. Navy FMS Program, and our military vehicle and equipment refurbishment work.

As challenges in our legacy markets continue to adversely affect our revenues, we are adapting competencies in our vehicle, ship, and aircraft sustainment, service life extension, and logistics to the needs of adjacent markets. Our success in extending these competencies to new markets, especially with respect to our supply chain services, has given us a clear direction for our future. Our initiatives for future growth are focused on extending our key sustainment and logistics competencies to these more promising markets, while we continue to defend and maintain our presence in our chosen legacy markets. We are committed to providing value to our clients and optimizing their investment in existing physical assets by assisting them in extending service life and enhancing performance as an attractive alternative to costly replacement.

Our key service offerings include managed inventory services centered on vehicle fleet sustainment offered by our Supply Chain Management Group. WBI's USPS MIP provides ongoing mission critical supply chain support to the USPS, which provides us with a steady revenue and earnings source. This program does not rely on appropriated government spending, as it is primarily self-funded through revenues generated by USPS business operations. This is our largest revenue source and we continue to see growth in this program in 2014. Additionally, WBI's managed inventory competency is being marketed to commercial clients operating large vehicle fleets. WBI's operating performance has increased the likelihood that certain earn-out thresholds in our acquisition agreement will be met.  Accordingly, we have recorded charges related to this earn-out obligation, which reduced the operating income by approximately $2 million for the third quarter and $2.8 million for the first nine months of 2014. Success in WBI's offerings to both traditional and commercial markets has encouraged us to focus our strategic direction on this part of our business and direct financial and management resources toward such efforts.

Our U.S. Navy FMS Program is our second largest source of revenue. This program does not rely on appropriated government spending as it is largely funded by foreign government clients. FMS Program revenues for the past few years have been impeded by protracted delays in passing legislation required for the transfer of naval vessels to allied navies. Historically, supporting the U.S. Navy in reactivating, transferring and providing follow on technical support to receiving navies constituted the majority of our FMS business. Our current contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period that began in January 2012. This level of contract coverage, combined with the eligibility, upon approval, of a large backlog of U.S. Navy ships for transfer to foreign government clients, presents us with an opportunity to return to prior FMS revenue levels when a Naval Vessel Transfer Act is passed by Congress.

Without the benefit of revenues from vessel transfers, follow on technical support work has generated the majority of revenues under our FMS Program. These services are provided to several foreign client countries, the largest of which is the Egyptian Navy. In July 2013, we evacuated our workforce from Egypt due to significant domestic and political unrest in that country. We continued performing support services for the Egyptian Navy at other locations, but our revenue from this support under these circumstances is lower than when our workforce is located in Egypt. In March and April 2014 we began reinstating some of our workforce in Egypt at lower than our previous staffing levels. Our Egyptian Navy support services generated approximately $25 million of revenue for the first nine months of 2014 and approximately $48 million of revenue for a full year in 2013. Operating profit margin on this work is consistent with the reported profit margin of our International Group. We believe that our long term relationship with the Egyptian Navy remains strong, and as a result, we anticipate to benefit if the political situation in Egypt stabilizes and U.S. and Egyptian relations improve. We cannot, however, predict how the Egyptian political situation will unfold or the long range affect it will have on our Egyptian Navy support program.

Our vehicle and equipment refurbishment work for the U.S. Army Reserve is our third largest source of revenue. The U.S. Army Reserve has been adversely affected by DoD and Department of the Army budget reductions. Also, beginning in August 2013, contractual coverage for our work on this program was transitioned from a previous contract to multiple task orders on our existing Army contracts with different contractual terms. This resulted in a reduction in revenues and lower profit margins on this program compared to previous years. This program generated approximately $40 million of revenue for the first nine months of 2014 and approximately $60 million of revenue for a full year in 2013. Contractual coverage on a portion of the work on our current task orders expired in August 2014, and revenue will be lower going forward. Revenue for this program was approximately $2.7 million for September 2014. Contractual coverage on our current task orders has been extended for varying periods of time at lower levels, and it remains uncertain how much of this work will be re-competed, continued or extended.

Our work as the prime contractor for the U.S. Department of Treasury Executive Office for Asset Forfeiture general property program ended in 2014, and substantially all of our work on this program was completed as of March 2014. This program generated approximately $9 million of revenue for the first nine months of 2014 and approximately $36 million of revenue for a full year in 2013.

We have consistently reduced our bank debt, which we believe positions us to consider several options to increase stockholder value.

Bookings and Funded Backlog

Much of our revenue depends on contract funding ("bookings"), and bookings generally occur when contract funding documentation is received. For our revenue that depends on bookings arising from the receipt of contract funding documentation, funded contract backlog is an indicator of potential future revenue. While bookings and funded contract backlog generally result in revenue, occasionally we will have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

WBI's revenues are affected by maintenance schedules and the rate and timing of parts failure on customer vehicles. WBI bookings occur at the time of sale instead of the receipt of contract funding documentation. Accordingly, WBI does not generally have funded contract backlog and it is not an indicator of WBI's potential future revenues.

A summary of our bookings and revenue for the nine months ended September 30, 2014 and 2013, and funded contract backlog as of September 30, 2014 and 2013 is as follows:

	(in millions)
	2014	2013
Bookings	$292	$407
Revenues	$329	$349
Funded Contract Backlog	$194	$268

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU will become effective for us on January 1, 2017. We currently are assessing the impact that this standard will have on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. There have been no changes in our critical accounting policies since December 31, 2013. Please refer to our 2013 Form 10-K for a full discussion of our critical accounting policies.

Revenue by Contract Type

Our revenues by contract type were as follows (in thousands):

	Nine months ended September 30,
Contract Type	2014	%	2013	%
Fixed-price (1)	$196,415	60	$181,301	52
Cost-type	101,516	31	81,674	23
Time and materials	31,189	9	86,313	25
	$329,120	100	$349,288	100

(1) WBI's revenues are classified as fixed-price revenue.

Results of Operations

Our results of operations are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2014	2013	2014	2013	Months	Months
Revenues	$101,749	$111,069	$329,120	$349,288	$(9,320)	$(20,168)
Contract costs	93,388	101,026	297,480	315,364	(7,638)	(17,884)
Selling, general and administrative expenses	1,178	583	2,397	1,821	595	576
Operating income	7,183	9,460	29,243	32,103	(2,277)	(2,860)
Interest expense, net	871	1,395	3,158	4,453	(524)	(1,295)
Income before income taxes	6,312	8,065	26,085	27,650	(1,753)	(1,565)
Provision for income taxes	2,425	2,738	9,985	10,089	(313)	(104)
Income from continuing operations	3,887	5,327	16,100	17,561	(1,440)	(1,461)
Loss from discontinued operations	(4)	(1)	(898)	(115)	(3)	(783)
Net income	$3,883	5,326	$15,202	$17,446	$(1,443)	$(2,244)

Our revenues decreased approximately $9 million, or 8%, for the third quarter of 2014, and approximately $20 million, or 6%, for the first nine months of 2014, as compared to the same periods of 2013. Revenues of our Supply Chain Management Group increased and revenues of our International, Federal, and IT, Energy and Management Consulting Groups decreased compared to the prior year.

Contract costs consist primarily of direct costs including labor, inventory, material, and supplies used in the performance of our work and delivery of our products, and indirect costs associated with these direct costs. These costs will generally increase or decrease in conjunction with our level of work or products sold and associated revenues.

Our contract costs decreased approximately $8 million, or 8%, for the third quarter of 2014, and approximately $18 million, or 6%, for the first nine months of 2014, as compared to the same periods of 2013. In addition to a reduction in contract costs associated with the decrease in revenues, cost balancing initiatives implemented in 2013 and 2014 to reduce our indirect costs have contributed to the decrease in contract costs in 2014 as compared to 2013. Contract costs from our Supply Chain Management Group increased and contract costs from our International, Federal, and IT, Energy and Management Consulting Groups decreased compared to the prior year.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These costs increased by approximately $595 thousand for the third quarter and approximately $576 thousand for the first nine months of 2014, as compared to the same periods of 2013, due to severance payments and to legal, consulting and professional services fees associated with the implementation of changes to our operating model and strategic planning efforts.

Our operating income decreased approximately $2 million, or 24%, for the quarter ended September 30, 2014, and approximately $3 million, or 9%, for the first nine months of 2014, as compared to the same periods of 2013. Changes in revenues, costs and expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $524 thousand, or 38%, for the quarter ended September 30, 2014, and approximately $1.3 million, or 29%, for the first nine months of 2014, as compared to the same periods of 2013 due to reductions in our level of borrowing as we pay down our bank loan. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with capital leases in the first nine months of both 2014 and 2013 is approximately $1.3 million. Interest expense declined in 2014 as compared to the prior year due to lower levels of bank borrowing.

Our effective income tax rate was 38.3% for the first nine months of 2014 as compared to 36.5% for the same period of 2013. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items can impact the difference between our statutory tax rates and our effective tax rate. Federal tax credits that lowered our 2013 effective tax rates expired at the end of 2013 and did not benefit our 2014 effective tax rate.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2014	2013	2014	2013	Months	Months
Revenues	$44,542	$39,665	$127,478	$114,260	$4,877	$13,218
Contract costs	38,311	32,085	105,693	93,484	6,226	12,209
Selling, general and administrative expenses	36	274	72	341	(238)	(269)
Operating income	$6,195	$7,306	$21,713	$20,435	$(1,111)	$1,278
Profit percentage	13.9%	18.4%	17.0%	17.9%

Revenues for our Supply Chain Management Group increased approximately $4.9 million, or 12%, for the third quarter of 2014 as compared to the same period for the prior year. Revenues increased approximately $13.2 million, or 12%, for the nine months ended September 30, 2014 as compared to the same period for the prior year. The increases resulted primarily from an increase in WBI's USPS MIP revenue of approximately $6.2 million for the third quarter and approximately $16.4 million for the nine months ended September 30, 2014.

Contract costs increased approximately $6.2 million, or 19%, for the quarter and approximately $12.2 million, or 13%, for the nine months. The increases resulted primarily from increases in WBI's USPS MIP revenues. Contract costs include fair value adjustments in the accrued earn-out obligation associated with our acquisition of WBI. The adjustment to the earn-out obligation increased contract costs approximately $2 million for the quarter ended September 30, 2014 and decreased contract costs approximately $50 thousand for the same period of the prior year. The adjustment to the earn-out obligation increased contract costs approximately $2.8 million for the nine months ended September 30, 2014 and increased contract costs approximately $108 thousand for the same period of the prior year.

Operating income decreased approximately $1.1 million, or 15%, for the quarter and increased approximately $1.3 million, or 6.3%, for the nine months. Changes in operating income resulted primarily from the increases in USPS MIP revenues and the fair value adjustments in the accrued earn-out obligation associated with our acquisition of WBI. The changes in profit percentage resulted primarily from differences in earn-out obligation adjustments.

International Group Results

The results of operations for our International Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2014	2013	2014	2013	Months	Months
Revenues	$24,718	$35,428	$86,228	$107,057	$(10,710)	$(20,829)
Contract costs	24,112	33,143	82,240	101,328	(9,031)	(19,088)
Selling, general and administrative expenses	315	-	549	278	315	271
Operating income	$291	$2,285	$3,439	$5,451	$(1,994)	$(2,012)
Profit percentage	1.2%	6.4%	4.0%	5.1%

Revenues for our International Group decreased approximately $10.7 million, or 30%, for the third quarter, and decreased approximately $20.8 million, or 19%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. Contract costs decreased approximately $9 million, or 27%, for the third quarter, and decreased approximately $19 million, or 19%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. The decreases in revenues resulted primarily from decreases of approximately $7.8 million for the third quarter and approximately $17.9 million for the nine months associated with the completion of our U.S. Treasury Seized Assets Program in March 2014. The decreases in contract costs are primarily attributable to the lower level of work associated with our decreases in revenues.

Operating income decreased by approximately $2 million, or 87%, for the third quarter, and decreased approximately $2 million, or 37%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. Changes in operating income resulted primarily from decreases in profits of approximately $873 thousand for the quarter and approximately $1.9 million for the nine months attributable to the revenue declines associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, a decrease in award fee income associated with our FMS Program in the third quarter due to the timing of the award fee contractual notification, and from the elimination of losses on our CFT Program work.

Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. Award fee evaluations on this program occur three times per year. We recognize award fee revenue and income in the period we receive contractual notification of the award, and we typically receive such notification in the first, second, and fourth quarters each year. Because we had not received contractual notification for the award fee that is typically recognized in the second quarter of 2013 until after June 30, 2013, this award fee revenue and income was recognized in the third quarter of 2013. In 2014, we received timely notification and award fee revenue and income was recognized in the second quarter and not in the third quarter.

Federal Group Results

The results of operations for our Federal Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2014	2013	2014	2013	Months	Months
Revenues	$17,197	$17,043	$68,889	$71,430	$154	$(2,541)
Contract costs	17,507	19,310	67,916	70,037	(1,803)	(2,121)
Selling, general and administrative expenses	86	36	153	55	50	98
Operating income	$(396)	$(2,303)	$820	$1,338	$1,907	$(518)
Profit percentage	(2.3)%	(13.5)%	1.2%	1.9%

Revenues for our Federal Group increased approximately $154 thousand, or 1%, for the third quarter, and decreased approximately $2.5 million, or 4%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. Contract costs decreased approximately $1.8 million, or 9%, for the third quarter, and decreased approximately $2.1 million, or 3%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. Changes in revenues and contract costs were affected by changes in levels of our Army Reserve vehicle refurbishment work, a nonrecurring military parts order of approximately $4.3 million in 2013, the timing of material deliverables on a task order for an international customer, and decreases in other work.

Our Army Reserve vehicle refurbishment work decreased as a result of the transition of contractual coverage in the third quarter of 2013, including an interruption of work for approximately two months, and generally lower levels of work subsequent to such transition. Revenues for this program increased approximately $3.9 million for the third quarter of 2014 as compared to the same period of 2013 when the interruption of work occurred. Revenues for this program decreased approximately $5.8 million for the nine months ended September 30, 2014 compared to the same period of 2013. Additionally, contractual coverage on a portion of the work on our current task orders expired in the third quarter of 2014. Revenues from the material deliverables on the international task order decreased approximately $2.8 million for the third quarter of 2014 as compared to the third quarter of 2013 and increased by $4.7 million for the nine months ended September 30, 2014 as compared to the same period of 2013. The decreases in contract costs are primarily attributable to the lower level of work associated with our decreases in revenues.

Operating income increased by approximately $1.9 million, or 83%, for the third quarter, and decreased approximately $518 thousand, or 39%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. Changes in operating income and profit percentages resulted primarily from the changes in revenues associated with our Army Reserve work.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2014	2013	2014	2013	Months	Months
Revenues	$15,292	$18,933	$46,525	$56,541	$(3,641)	$(10,016)
Contract costs	13,415	16,407	41,330	50,217	(2,992)	(8,887)
Selling, general and administrative expenses	11	51	44	118	(40)	(74)
Operating income	$1,866	$2,475	$5,151	$6,206	$(609)	$(1,055)
Profit percentage	12.2%	13.1%	11.1%	11.0%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $3.6 million, or 19%, for the third quarter, and decreased approximately $10 million, or 18%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. Contract costs decreased approximately $3 million, or 18%, for the third quarter, and decreased approximately $8.9 million, or 18%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year.  Revenues and contract costs decreased primarily due to a decline in services ordered by clients on continuing contracts and the expiration of a contract in the fourth quarter of 2013. Revenue on the expired contract was approximately $2.5 million for the third quarter of 2013 and $7.3 million for the nine months ended September 30, 2013.

Operating income decreased by approximately $609 thousand, or 25%, for the third quarter, and decreased approximately $1.1 million, or 17%, for the nine months ended September 30, 2014, as compared to the same periods for the prior year. Operating income decreases resulted primarily from the decreases in revenues and lower profit margins associated with new contracts that replaced predecessor contracts, which were partially offset by indirect cost reductions and efficiencies associated with combining our Akimeka and G&B subsidiaries.

Financial Condition

Our financial condition did not change materially in the first nine months of 2014. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $108 thousand during the first nine months of 2014.

Cash provided by operating activities increased approximately $76 thousand in the first nine months of 2014 as compared to the first nine months of 2013. The change is primarily attributable to an increase of approximately $5.1 million in depreciation and amortization and other non-cash operating activities, a decrease of approximately $2.8 million due to changes in the levels of operating assets and liabilities, and a decrease of approximately $2.2 million in cash provided by net income. Our largest operating assets are our accounts receivable and inventories. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our accounts receivable and accounts payable in short time periods. Our levels of inventories and accrued expenses tend to vary in accordance with our levels of revenues and services performed.

Cash used in investing activities decreased approximately $534 thousand in the first nine months of 2014 as compared to the first nine months of 2013. Cash used in investing activities consisted of purchases of property and equipment.

Cash used in financing activities decreased approximately $719 thousand in the first nine months of 2014 as compared to the first nine months of 2013. Cash used in financing activities consisted primarily of repayments on our bank loan, earn-out obligation payments, and dividends.

We used approximately $1.5 million in cash to pay dividends of $0.28 per share during the first nine months of 2014. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can affect our liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies. We may also make earn-out obligation payments in years subsequent to an acquisition.

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement expires June 2016.

The term loan requires quarterly installment payments. Our scheduled term loan payments after September 30, 2014 are $6.3 million in 2014 and $25 million in 2015. The amount of our term loan borrowings outstanding as of September 30, 2014 was approximately $31.3 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2014 was $125 million and under the loan agreement we may elect to increase this maximum availability up to $175 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $26 million in revolving loan amounts outstanding and no letters of credit outstanding as of September 30, 2014. During the first nine months of 2014, the highest outstanding revolving loan amount was $36.4 million and the lowest was $10.9 million. The timing of payments made and collections received associated with our subcontractor and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2014, the LIBOR base margin is 1.75% and the base rate base margin is 0.0%. The base margins may increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We had interest rate hedges on a portion of our outstanding borrowings that expired June 30, 2014. After June 30, 2014, we have had no interest rate hedges on our outstanding borrowings. As of September 30, 2014, interest rates on portions of our outstanding debt range from 1.9% to 3.25%, and the effective interest rate on our aggregate outstanding debt was 2.05%.

The loan agreement contains collateral requirements by which we pledge our assets as security, restrictive covenants, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a limit on annual dividends, a maximum Total Funded Debt/EBITDA Ratio, a minimum Fixed Charge Coverage Ratio, and a minimum Asset Coverage Ratio. We were in compliance with the financial covenants and other loan agreement terms and conditions at September 30, 2014.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.50 to 1	1.01 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.36 to 1

	Minimum Ratio	Actual Ratio
Asset Coverage Ratio	1.00 to 1	1.78 to 1

We currently do not use public debt security financing.

Indemnity Obligations

Prior to ceasing operations in December 2012, our subsidiary ICRC participated in an arrangement to provide performance and payment bonding services for certain small business prime contractors associated with ICRC's construction management business. Under the arrangement, ICRC received subcontractor work from the small business prime contractors in exchange for indemnifying the surety company in respect of the performance and payment bonds it provided for the small business prime contractors. In October 2012, the surety company, at ICRC's request, ceased issuing bonds for the small business prime contractors, and in December 2012, ICRC ceased performing all work on construction projects when it discontinued its construction management operations. Bonds issued prior to December 2012 for construction projects that are not yet completed by the small business prime contractors will remain in effect until the projects are completed by the small business prime contractors.

As of September 30, 2014, two of the bonded projects had not yet been completed and the aggregate bonded amount on these projects was approximately $4 million. There have been claims and disputes made by subcontractors associated with the bonded projects. Under the Miller Act (40 U.S.C. Section 3131 to 3134), a subcontractor or material supplier may bring an action against a bond up to one year after the day on which the last of the labor was performed or material was supplied. We have recorded an expense of approximately $898 thousand, net of tax, which is included in loss from discontinued operations for the nine months ended September 30, 2014 primarily related to these claims and disputes.  We expect all remaining bonded projects to be completed in early 2015.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

VSE did not purchase any of its equity securities during the period covered by this report.

VSE's loan agreement prohibits VSE from paying cash dividends, except that if there is no event of default, no act, event or condition that would constitute an event of default with the giving of notice or the passage of time, or both, and no covenant breach would occur giving effect to the payment of the dividend, VSE may pay cash dividends that do not exceed $3 million in the aggregate in any fiscal year.

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

VSE CORPORATION
Date: October 30, 2014	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: October 30, 2014	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)