Form 10-K
period 2014-12-31
VSE CORP
filed 2015-03-06
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014       Commission File Number:  0‑3676

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2014, was approximately $290 million based on the last reported sales price of the registrant's common stock on The NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of March 1, 2015: 5,367,261.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 5, 2015, are incorporated herein by reference into Part III of this report.

Forward Looking Statements

This Annual Report on Form 10-K ("Form 10-K") contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws.  All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this filing, see VSE's "Narrative Description of Business" (Items 1, 1A, 2 and 3), and "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company subsequent to this Form 10-K and any Current Reports on Form 8-K filed by the Company.

ITEM 1.	Business

(a)   General Background

VSE was incorporated in Delaware in 1959 and serves as a centralized managing and consolidating entity for our business operations. Our business operations are managed under groups consisting of one or more divisions or wholly owned subsidiaries that perform our services. VSE's operating groups include our Supply Chain Management Group, International Group, Federal Group, and IT, Energy and Management Consulting Group. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of only VSE as the parent company.

Our business operations consist of vehicle fleet and equipment sustainment services, including supply chain management services, and diversified technical services, including logistics, engineering, IT solutions, health care IT, and consulting services. Our services are performed for the United States Government (the "government"), including the United States Department of Defense ("DoD") and federal civilian agencies, the United States Postal Service ("USPS"), commercial customers, and other clients.

We seek to provide our customers with competitive, cost-effective solutions to specific problems. These problems generally require a detailed technical knowledge of vehicles, equipment, materials, processes, functional characteristics, information systems, technology and products and an in-depth understanding of the basic requirements for effective systems and business operations.

(b)   Financial Information

Our operations are conducted within four reportable segments aligned with our management groups: (1) Supply Chain, which generated approximately 41% of our revenues in 2014; (2) International, which generated approximately 25% of our revenues in 2014; (3) Federal, which generated approximately 20% of our revenues in 2014; and (4) IT, Energy and Management Consulting, which generated approximately 14% of our revenues in 2014. Additional financial information for our reportable segments appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

Revenues and Contracts

Our revenues are derived from contract services performed for DoD agencies or federal civilian agencies and from the delivery of products to our clients. The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities.

Revenues by Customer
(dollars in thousands)
Years ended December 31,
Customer	2014	%	2013	%	2012	%
U.S. Army/Army Reserve	$101,714	24.0	$101,736	21.6	$182,412	33.4
U.S. Navy	88,007	20.7	123,307	26.1	120,867	22.1
U.S. Air Force	3,323	0.8	3,625	0.8	6,963	1.3
Total - DoD	193,044	45.5	228,668	48.5	310,242	56.8

U.S. Postal Service	167,268	39.4	142,203	30.1	130,866	23.9
Department of Energy	19,000	4.5	20,124	4.3	20,898	3.8
Department of Treasury	10,897	2.6	35,929	7.6	33,369	6.1
Department of Interior	1,431	0.3	1,545	0.3	16,884	3.1
Other government	28,751	6.8	40,919	8.7	32,231	5.9
Total – Federal civilian agencies	227,347	53.6	240,720	51.0	234,248	42.8

Commercial	3,680	0.9	2,250	0.5	2,265	0.4

Total	$424,071	100.0	$471,638	100.0	$546,755	100.0

Depending on solicitation requirements and other factors, we offer our products and professional and technical services through various ordering agreements, negotiated and competitive contract arrangements, and business units that are responsive to customer requirements. Some of the contracts permit the contracting agency to issue delivery orders or task orders in an expeditious manner to satisfy relatively short-term requirements for engineering and technical services.

Our Supply Chain Management Group revenues result from the sale of vehicle parts to the USPS and other clients. We recognize revenue from the sale of vehicle parts when the customer takes ownership of the parts.

Our International, Federal, and IT, Energy and Management Consulting Group revenues result primarily from cost plus fee, time and materials, or fixed-price contracts with the government. Revenues result from work performed on these contracts by our own employees, from work performed by our subcontractors, and from costs of materials used in performing the work. Revenues on cost-type contracts are recorded as allowable costs are incurred and fees are earned.

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

Backlog

Funded backlog represents a measure of potential future revenues from our government contracts. Funded backlog is defined by us as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our reported backlog is comprised of funding received by us in incremental amounts intended to fund work that is generally expected to be completed within six to 12 months following the award of the funding. Accordingly, substantially our entire reported backlog is reasonably expected to be filled within this time. Our funded backlog as of December 31, 2014, was approximately $195 million. Funded backlog as of December 31, 2013 and 2012 was approximately $236 million and $250 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process.  Delays in this process, such as those experienced in recent years, may temporarily diminish the availability of funds for ongoing and planned work.

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

Marketing

Our marketing activities are conducted at the operating group level by our business development and marketing staff and our professional staff of engineers, program managers, and other personnel. Information concerning new programs, requirements and opportunities becomes available in the course of contract performance, through sales calls and client servicing, through negotiation with key business partners, through formal and informal briefings, from participation in professional organizations, and from literature published by the government, trade associations, professional organizations and commercial entities.

Personnel

Services are provided by our professional and technical personnel having high levels of education, experience, training and skills. As of December 31, 2014, we had 1,589 employees, a decrease from 1,872 as of December 31, 2013. Principal employee categories include (a) mechanics and vehicle and equipment technicians, (b) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, (c) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, (d) logisticians, (e) environmental specialists, and (f) warehouse and sales personnel. The expertise required by our customers frequently includes knowledge of government administrative procedures. Approximately one-third of our employees have previously served as members in the U.S. Armed Forces.

Competition

The professional and technical services industry in which we are engaged is very competitive. Numerous other organizations, including large, diversified firms, have greater financial resources and larger technical staffs that are capable of providing the same services offered by us.

Government agencies emphasize awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which we currently perform were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. Government agencies also order services through contracts awarded by the General Services Administration ("GSA"). GSA provides a schedule of services at fixed prices that may be ordered outside of the solicitation process. We have seven GSA schedule contracts for different classes of services. There is no assurance regarding the level of work we may obtain under these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A general decline in government budgets, or a reallocation of government spending priorities that results in lower levels of potential business in the markets we serve or the services we offer, will cause increased competition. Further, contract awards frequently are protested to the Government Accounting Office ("GAO").

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

ITEM 1A.  Risk Factors

Our future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including but not limited to those risks set forth below, non-recurring events and other important factors disclosed previously and from time to time in our other reports filed with the SEC.

Uncertain government budgets and shifting government priorities could delay contract awards and funding and adversely affect our ability to continue work under our government contracts. Additionally, federal procurement directives could result in our loss of work on current programs to set-asides and large multiple award contracts.

Our government business is subject to funding delays, terminations, reductions, extensions, and moratoriums caused by the government's budgeting and contracting process. The federal procurement environment is unpredictable and could adversely affect our ability to perform work under new and existing contracts. Contract award and funding delays extend across the federal technical services industry. We experienced delays in contract awards and funding on our contracts in recent years that have adversely affected our ability to continue existing work and to replace expiring work. Additionally, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be awarded by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

Increased market competition resulting from decreases in government spending for contract services and government contracting award criteria could adversely affect our ability to sustain our revenue levels.

Continuing pressure on government budgets may adversely affect the flow of work to federal contractors, particularly new programs. Consequently, competitor contractors that experience a loss of government work have tended to redirect their marketing efforts toward the types of work that we perform.  This increase in competition for our service offerings has adversely affected our ability to win new work or successor contracts to continue work that is currently performed by us under expiring contracts. Disappointed bidders frequently protest contract awards, which can delay or reverse the contract awards. Additionally, the government has trended toward contract award criteria that emphasizes lowest price, technically acceptable bids, which further intensifies competition in our government markets.

Our business could be adversely affected by incidents that could cause an interruption in our operations or impose a significant financial liability on us.

Disruption of our operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or natural disasters or other crises could adversely affect our financial performance and condition. Our Managed Inventory Program ("MIP") that supplies truck replacement parts for the United States Postal Service ("USPS") fleet, our Foreign Military Sales ("FMS") Program for the U.S. Navy, and our vehicle and equipment refurbishment work for the U.S. Army Reserve are our three largest revenue generators, accounting for 38%, 20%, and 11% of our 2014 revenues, respectively. A fire, flood, earthquake, or other natural disaster at physical facilities that support these operations, or a procurement system or contractual delay such as we experienced on our U.S. Army Reserve contract in 2013, could potentially interrupt the revenues from our operations.

Certain programs comprise a material portion of our revenue.

Our USPS MIP, FMS Program, and U.S. Army Reserve vehicle and equipment refurbishment work constitute a material portion of our revenues. This concentration of our revenue in a few key programs subjects us to risk of material adverse revenue disruptions if USPS operational decisions, government contractual, or other issues prevent or delay the fulfillment of work requirements associated with these key programs. In recent years, our financial results have been adversely affected by revenue declines for our (a) FMS Program due to the government's inability to pass ship transfer legislation and (b) U.S. Army Reserve vehicle and equipment refurbishment work due to government procurement decisions.

The nature of our operations and work performed by our employees present certain challenges related to work force management.

Our financial performance is heavily dependent on the abilities of our operating and administrative staff with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wide diversity of contract types, nature of work, work locations, and legal and regulatory complexities challenges our administrative staff and skill sets. We also face challenges associated with our quality of workforce, quality of work, safety, and labor relations compliance. Our current and projected work in foreign countries exposes us to challenges associated with export and ethics compliance, local laws and customs, workforce issues, extended supply chain, political unrest and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, workplace accidents, and regulatory noncompliance.

Our work on large government programs presents a risk to revenue and profit growth and sustainability.

The eventual expiration of large government programs or the loss of or disruption of revenues on a single contract may reduce our revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. Our Supply Chain Management Group managed inventory program for USPS, International Group FMS Program, and Federal Group equipment refurbishment program for the U.S. Army Reserve provide significant amounts of revenues and profits, which if interrupted, could adversely impact our overall financial performance.

Acquisitions, which have been a part of our business strategy in recent years, present certain risks.

The decision to acquire a business that subsequently does not meet expected operating and financial performance targets, the failure to make or timely complete an acquisition, the ineffective integration of an acquisition, or the inability of our company to service debt associated with making an acquisition could adversely affect our financial performance.

Global economic conditions and political factors could adversely affect our revenues on current government programs.

Revenues from our government programs for which work is performed in foreign countries are subject to economic conditions in these countries and to political risks posed by ongoing foreign conflicts and potential terrorist activity. A significant amount of our revenues in past years resulted from the U.S. military involvement in Iraq and Afghanistan, and the winding down of this U.S. military involvement has adversely affected our revenues. Also, services performed by our employees on our FMS Program are, to a certain extent, dependent on our placement of employees in a client country. Due to significant domestic and political unrest in Egypt, we have been unable to maintain a consistent level of staffing in that country, resulting in a fluctuating level of services performed by our employees for our Egyptian Navy client. We cannot predict how the Egyptian political situation will unfold or the long range affect it will have on our Egyptian Navy support program. Our Egyptian Navy support services generated revenue of approximately $33 million for 2014 and approximately $48 million for 2013. Global economic and political risks could have an adverse effect on our future revenue levels.

As a government contractor, we are subject to numerous of procurement rules and regulations that could expose us to potential liabilities or work loss. Additionally, we are exposed to contractual and financial liabilities if our subcontractors do not perform satisfactorily.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts. Additionally, we are responsible for subcontractor compliance with these laws and regulations. Government contract laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs to us. A violation of laws or regulations could result in the imposition of fines and penalties or the termination of contracts or debarment from working or bidding on government contracts.

In some instances, these government contract laws and regulations impose terms or rights that are significantly more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the government may terminate any government contract or subcontract at its convenience, as well as for performance default.

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

Our work includes many manual tasks, including warehousing, shipping and packing of truck parts inventory, maintaining and repairing military and non-military vehicles and equipment, and maintaining and overhauling U.S. Navy ships. Some of our work efforts involve the handling of hazardous materials. This may pose certain challenges that could cause us to be exposed to legal and other liabilities arising from performance issues, work related incidents, or employee misconduct that result in damages, injury or death to third parties (see "Item 3. Legal Proceedings"). Such events could cause us to suffer financial losses and adversely affect our financial condition.

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

Some of our contract work includes the use of chemical solvents and the handling of hazardous materials to maintain and refurbish vehicles and equipment. This exposes us to certain environmental and pollution risks. Costs associated with preventing or remediating pollution clean-up efforts and environmental regulatory compliance have not yet had a material adverse effect on our capital expenditures, earnings, or competitive position. However, the occurrence of a future environmental or pollution event could have such an adverse effect.

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

We own facilities located in an industrial park in Somerset, Pennsylvania that we use to conduct the operations of our subsidiary Wheeler Bros., Inc. These properties consist of approximately 30 acres of land and buildings totaling approximately 212,000 square feet of office, engineering, and warehouse space.

We own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 44 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 56,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We also own and operate a facility in Texarkana, Arkansas consisting of approximately 10 acres of land and buildings totaling approximately 79,000 square feet. We use these three properties primarily to provide refurbishment services for military equipment, storage and maintenance.

We also provide services and products from facilities generally occupied under short-term leases primarily located near customer sites to facilitate communications and enhance program performance. As of December 31, 2014, we leased approximately 27 such facilities with a total of approximately 884,000 square feet of office and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from locations outside of the United States, generally at foreign shipyards or U.S. military installations.

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

We have denied the allegations and, together with our insurance carriers, will aggressively defend the proceedings, which are expected to proceed to trial in 2016. While the results of legal proceedings cannot be predicted with certainty, we do not anticipate that this lawsuit will have a material adverse effect on our results of operations or financial condition.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC. Two additional defendants have been added to this litigation. With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC performed under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  On or about April 10, 2013, ICRC removed the case to the United States District Court for the District of Alaska.  This litigation is expected to proceed to trial in 2016. Currently we cannot predict whether the lawsuit will have a material adverse effect on our results of operations or financial condition.

Further, from time-to-time, government agencies investigate whether our operations are being conducted in accordance with applicable contractual and regulatory requirements. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action against us.  We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our results of operations or financial position.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 4(a).	Executive Officers of Registrant

Our executive officers are listed below, as well as information concerning their age and positions held with VSE.  There is no family relationships among any of our executive officers.  For executive officers who have been with us fewer than five years, their principal occupations and business experience during the last five years are provided.  The executive officers are appointed annually to serve until the first meeting of VSE's Board of Directors (the "Board") following the next annual meeting of stockholders and until their successors are elected and have qualified, or until death, resignation or removal, whichever is sooner.

Name	Age	Position with Registrant

Maurice A. Gauthier	67	Director, Chief Executive Officer, President and Chief Operating Officer

John T. Harris	63	President, VSE's subsidiary Akimeka, LLC

Thomas M. Kiernan	47	Vice President, General Counsel and Secretary

Thomas R. Loftus	59	Executive Vice President and Chief Financial Officer

Nancy Margolis	59	President, VSE's subsidiary Energetics Incorporated

Chad Wheeler	40	President VSE's subsidiary Wheeler Bros., Inc.

Mr. Harris was appointed President and Chief Operating Officer of Akimeka, LLC in August 2010 immediately following VSE's acquisition of the company. Mr. Harris joined Akimeka LLC in 2001 as Chief Operating Officer. Prior to that, he was president of JJA Enterprises, an independent consulting firm specializing in acquisition, business and financial management, and business development services. Mr. Harris has a Bachelor of Science degree from Middle Tennessee State University and a Master of Science degree in Healthcare Administration from Southwest Texas State University. He also has a Masters equivalent in International Affairs from the Armed Forces Staff College in Norfolk, Virginia.

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

Quarter Ended	High	Low	Dividends

2013:
March 31	$25.93	$22.14	$0.08
June 30	41.09	25.00	0.09
September 30	49.12	42.05	0.09
December 31	52.20	42.08	0.09
For the Year	$52.20	$22.14	$0.35

2014:
March 31	$53.00	$39.98	$0.09
June 30	70.35	52.85	0.10
September 30	74.86	47.51	0.10
December 31	66.23	48.85	0.10
For the Year	$74.86	$39.98	$0.39

(b)	Holders

As of February 6, 2015, VSE common stock, par value $0.05 per share, was held by approximately 260 stockholders of record.  The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

(c)	Dividends

In 2013 cash dividends were declared quarterly at the annual rate of $0.32 per share through March 31, 2013, and at the annual rate of $0.36 per share commencing June 1, 2013.

In 2014 cash dividends were declared quarterly at the annual rate of $0.36 per share through March 31, 2014, and at the annual rate of $0.40 per share commencing June 1, 2014.

Pursuant to our bank loan agreement (see Note 6, Debt, of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors:  (i) the VSE Corporation 2004 Non-Employee Directors Stock Plan and (ii) the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan"). On May 6, 2014, the stockholders approved amendments to the 2006 Plan extending the term thereof until May 6, 2021 and authorized an additional 250,000 shares of our common stock for issuance under the 2006 Plan.

As of December 31, 2014, 67,075 shares of VSE common stock were available for future issuance under the VSE Corporation 2004 Non-Employee Directors Stock Plan and 278,482 shares of VSE common stock were available for future issuance under the 2006 Plan.

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

 Performance Graph Table

	2009	2010	2011	2012	2013	2014
VSE	100	73.65	54.72	55.94	110.68	152.94
NASDAQ Composite	100	117.61	118.70	139.00	196.83	223.74
Peer Group	100	100.27	89.51	93.46	143.65	142.86

ITEM 6.    Selected Financial Data

(In thousands, except per share data)

	Years ended December 31,

	2014	2013	2012	2011	2010

Revenues	$424,071	$471,638	$546,755	$580,762	$810,955

Income from continuing operations	$20,489	$23,990	$27,364	$20,190	$23,505
(Loss) income from discontinued operations	(1,124)	(1,138)	(6,070)	362	182
Net income	$19,365	$22,852	$21,294	$20,552	$23,687

Basic earnings per share:
Income from continuing operations	$3.83	$4.50	$5.18	$3.86	$4.53
(Loss) income from discontinued operations	(0.21)	(0.21)	(1.15)	0.07	0.03
Net income	$3.62	$4.29	$4.03	$3.93	$4.56

Diluted earnings per share:
Income from continuing operations	$3.82	$4.49	$5.15	$3.83	$4.50
(Loss) income from discontinued operations	(0.21)	(0.21)	(1.14)	0.07	0.03
Net income	$3.61	$4.28	$4.01	$3.90	$4.53

Cash dividends per common share	$0.39	$0.35	$0.31	$0.27	$0.23

	As of December 31,

	2014	2013	2012	2011	2010

Working capital	$34,871	$47,691	$64,976	$71,123	$54,569

Total assets	$355,330	$380,529	$410,211	$454,512	$288,426

Long-term debt	$23,563	$64,487	$116,377	$144,759	$11,111

Long-term lease obligations	$24,584	$25,721	$27,435	$33,938	$20,258

Stockholders' equity	$205,489	$186,803	$164,335	$143,600	$123,776

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

Executive Overview

Customers and Services

We provide sustainment services for legacy systems and equipment and professional and technical services to: the United States Government (the "government"), including the United States Department of Defense ("DoD") and federal civilian agencies; the United States Postal Service ("USPS"); commercial customers; and to other customers. Our largest customers are DoD and USPS. Our operations consist primarily of vehicle fleet parts supply, supply chain management, ship and aircraft maintenance, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis. See Item 1 "Business – Revenues and Contracts" on page 6 for revenues by customer.

Acquisition

In January 2015, we acquired four businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for corporate and regional jet aircraft engines and engine accessories. The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC, and CT Aerospace LLC. These four businesses will operate as a combined group under our newly formed wholly owned subsidiary VSE Aviation, Inc., which has retained certain key management members of the former ownership group.

Organization and Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) International; 3) Federal; and 4) IT, Energy and Management Consulting. Beginning in 2015, we are consolidating our International and Federal groups into a single management group and one reportable segment. Also beginning in 2015, the newly acquired companies operating under our subsidiary VSE Aviation, Inc. will be included in our current segments or in a new segment.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our wholly owned subsidiary Wheeler Bros., Inc. ("WBI"). Significant current work efforts for this group include WBI's ongoing USPS Managed Inventory Program ("MIP") that supplies vehicle parts for the USPS truck fleet, other projects to support the USPS, managed inventory services and parts sales to support commercial client truck fleets, and parts sales to DoD.

International Group – Our International Group provides engineering, industrial, logistics, maintenance, information technology, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, facility operations, storage and disposal support for seized and forfeited general property programs, and foreign military sales services to the U.S. military branches, government agencies, and other customers. This group provides its services to the U.S. Navy, Air Force, Department of Justice, Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF"), and other customers. Current and recent work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program, and management of seized and forfeited general property programs ("Seized Asset Programs").

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

Concentration of Revenues
	(in thousands)
	Years ended December 31,
Source of Revenues	2014	%	2013	%	2012	%
USPS MIP	$160,742	38	$142,147	30	$129,392	24
FMS Program	86,399	20	94,950	20	88,167	16
U.S. Army Reserve	47,765	11	60,162	13	78,269	14
Other	129,165	31	174,379	37	250,927	46
Total Revenues	$424,071	100	$471,638	100	$546,755	100

Management Outlook

Our January 2015 acquisition of four aviation businesses operating under VSE Aviation, Inc. ("VAI") represents a logical next step in our strategy to expand the markets for our sustainment services. We have been performing aircraft maintenance, repair, and overhaul ("MRO") services on our CFT IDIQ contract since 2008, and we have a long history of providing ship and vehicle MRO services to our DoD markets.  Our 2011 acquisition of WBI was our first step in bringing the supply chain element of sustainment in house. Our successful foray into aviation MRO provided us with the platform to enter the aviation supply chain market. The lion's share of  WBI and VAI business extends beyond our traditional markets, and neither depends upon federal budget actions.

The VAI acquisition enhances our range of service offerings, broadens our client base, and decreases our reliance on federal government procurement and budgeting decisions. The addition of these aviation MRO and supply chain management competencies is in furtherance of our long range strategic growth efforts that focus on extending our vehicle, ship, and aircraft sustainment and logistics services to new markets. We are committed to providing value to our clients and optimizing their investment in existing physical assets by assisting them in extending service life and enhancing performance as an attractive alternative to costly replacement. With this aviation acquisition, we expect to become less reliant on DoD with respect to sustaining and growing our revenues.

Managed inventory services centered on vehicle fleet sustainment will continue to be a key service offering of our Supply Chain Management Group. WBI's USPS MIP provides ongoing mission critical supply chain support to the USPS, which provides us with a steady revenue and earnings source. This program does not rely on appropriated government spending, as it is primarily self-funded through revenues generated by USPS business operations.  The USPS is challenged by an aging fleet and constrained vehicle procurement resources. We have been successful in competitively winning work for modifying the existing fleet to address the sharp increase in demand for package delivery. WBI is our largest revenue source and we experienced growth in this program in 2014. Additionally, WBI's managed inventory competency is being successfully marketed to commercial clients operating large vehicle fleets. WBI's successful operating performance has increased the likelihood that certain financial performance thresholds in our acquisition agreement will be met requiring us to make certain post-closing earn-out payments to WBI's sellers. Accordingly, we recorded charges related to this earn-out obligation that offset increases in our Supply Chain Management Group operating income by approximately $3.1 million in 2014. Success in WBI's offerings to both traditional and commercial markets has encouraged us to focus our strategic direction on this part of our business and direct financial and management resources toward such efforts.

Decreases in government spending for certain programs and services and increased competition for fewer opportunities has led to declines in our DoD and other federal civilian agency revenues. As revenues in our legacy markets have declined, we have responded by taking active measures to adjust our cost structure and operating model to better meet the needs of these markets. We have eliminated certain management positions, consolidated our operations into a fewer number of facilities, and reduced other costs that have supported these activities. Going forward, we will consolidate our International and Federal Groups into a single operating group and report their results as a combined reporting segment beginning in 2015. We expect the cost reductions and consolidation made in the third and fourth quarters of 2014 to provide an estimated annual savings of approximately $4 million. We will continue cost balancing efforts to remain competitive and profitable as we go forward. Despite these challenges to our revenue base, we have key programs in our legacy markets that continue to provide a substantial portion of our business. These programs include our U.S. Navy FMS Program, and our military vehicle and equipment refurbishment work.

Our U.S. Navy FMS Program is our second largest source of revenue. This program does not rely on appropriated government spending as it is largely funded by foreign government clients. Historically, supporting the U.S. Navy in reactivating, transferring and providing follow on technical support to receiving navies constituted the majority of our FMS business. FMS Program revenues for the past few years have been impeded by protracted delays in passing legislation required for the transfer of naval vessels to allied navies. In December 2014, legislation was passed allowing the transfer of certain vessels to selected foreign nations, which is expected to provide us with future FMS Program revenue increases. The revenues associated with these transfers will take time to ramp up, and we expect to begin realizing these revenues in late 2015 and in 2016. Our current contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period that began in January 2012. This contract coverage, combined with the eligibility, upon approval, of U.S. Navy ships for transfer to foreign government clients, presents us with additional revenue opportunities pending future passage of Naval Vessel Transfer Act legislation.

Without the benefit of revenues from vessel transfers in recent years, follow on technical support work has generated the majority of revenues under our FMS Program. These services are provided to several foreign client countries, the largest of which is the Egyptian Navy. Due to significant domestic and political unrest in Egypt, we have been unable to maintain a consistent level of staffing in that country, and accordingly, our revenues associated with follow on technical support services provided to the Egyptian Navy have fluctuated in recent years. Our Egyptian Navy support services generated approximately $33 million of revenue for 2014 and approximately $48 million of revenue for 2013. We believe that our long term relationship with the Egyptian Navy remains strong, and as a result, we anticipate benefiting if the political situation in Egypt stabilizes and U.S. and Egyptian relations improve. We cannot, however, predict how the Egyptian political situation will unfold or the long range affect it will have on our Egyptian Navy support program.

Our vehicle and equipment refurbishment work for the U.S. Army Reserve has been our third largest source of revenue. The U.S. Army Reserve has been adversely affected by DoD and Department of the Army budget reductions, and we have experienced changes to contractual coverage that have adversely affected the flow of work on this program in recent years. This has resulted in a reduction in revenues and lower profit margins on this program compared to previous years. This program generated approximately $48 million of revenue for 2014, a decline from approximately $60 million of revenue for 2013. Contractual coverage on a portion of the work on our current task orders expired in August 2014, and revenue will be lower going forward. Revenue for this program was approximately $8 million for the fourth quarter of 2014. Contractual coverage on our current task orders has been extended for varying periods of time at lower levels, and it remains uncertain how much of this work will be re-competed, continued or extended.

Our work as the prime contractor for the U.S. Department of Treasury Executive Office for Asset Forfeiture general property program ended in 2014, and substantially all of our work on this program was completed as of March 2014. This program generated approximately $9 million of revenue for 2014 and approximately $36 million of revenue for 2013.

Bookings and Funded Backlog

Revenues for federal government contract work performed by our International, Federal, and IT, Energy and Management Groups depend on contract funding ("bookings"), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue for these groups. While bookings and funded contract backlog generally result in revenue, occasionally we will have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

Our Supply Chain Management Group revenues are affected by maintenance schedules and the rate and timing of parts failure on customer vehicles. Bookings for this group occur at the time of sale. Accordingly, this group does not generally have funded contract backlog and it is not an indicator of potential future revenues.

A summary of our bookings and revenues for our International, Federal, and IT, Energy and Management Groups for the years ended December 31, 2014, 2013 and 2012, and funded contract backlog for these groups as of December 31, 2014, 2013 and 2012 is as follows (in millions).

	(in millions)
	2014	2013	2012
Bookings	$391	$501	$539
Revenues	$424	$472	$547
Funded Backlog	$195	$236	$250

The addition of our acquired aviation businesses and growth of our Supply Chain Management Group revenues is expected to cause our federal government contract revenues to become a smaller proportion of our aggregate revenues in the future. Accordingly, bookings and backlog may become less indicative of future revenues.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.

Substantially all of our Supply Chain Management Group revenues result from the sale of vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the customer takes ownership of the parts.

Substantially all of our International, Federal, and IT, Energy and Management Consulting work is performed for our customers on a contract basis. The three primary types of contracts used are time and materials, cost-type, and fixed-price. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items are recorded based on a price per unit as units are delivered. We classify our Supply Chain Management Group revenues as fixed-price revenue.

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

Revenues by contract type for the years ended December 31 were as follows (in thousands):

Contract Type	2014 Revenues	%	2013 Revenues	%	2012 Revenues	%
Fixed-price	$260,289	61.4	$257,189	54.5	$224,478	41.1
Cost-type	120,915	28.5	119,350	25.3	124,908	22.8
Time and materials	42,867	10.1	95,099	20.2	197,369	36.1
	$424,071	100.0	$471,638	100.0	$546,755	100.0

We will occasionally perform work at risk, which is work performed prior to formalizing contract funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this "risk funding" as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Revenues recognized as of December 31, 2014 include approximately $2.9 million for which we had not received formalized funding. We believe that we are entitled to reimbursement and expect to receive all of this funding.

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

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform this review at the beginning of our fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment assessment requires us to estimate the fair value of our reporting units and involves the use of subjective assumptions. We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach, market approach, and comparative transactions approach with the heaviest weighting placed on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.

In the fourth quarter of 2014, we performed our annual goodwill impairment analysis for each of our reporting units. The results of the impairment analysis indicated that the estimated fair values of our reporting units substantially exceeded their carrying values.

As of December 31, 2014, we have no intangible assets with indefinite lives and we had an aggregate of approximately $92 million of goodwill associated with our acquisitions.

Results of Operations

	Revenues (in thousands)
	Years ended December 31,
	2014	%	2013	%	2012	%
Supply Chain Management Group	$172,482	40.7	$154,702	32.8	$143,014	26.2
International Group	106,369	25.1	146,908	31.2	167,193	30.6
Federal Group	84,392	19.9	95,435	20.2	142,323	26.0
IT, Energy and Management Consulting Group	60,828	14.3	74,593	15.8	94,225	17.2
	$424,071	100.0	$471,638	100.0	$546,755	100.0

Our revenues decreased by approximately $48 million or 10% for the year ended December 31, 2014 as compared to the prior year. The change in revenues for this period resulted from a decrease in our International Group of approximately $41 million; a decrease in our IT, Energy, and Management Consulting Group of approximately $14 million; and a decrease in our Federal Group of approximately $11 million. These decreases were partially offset by an increase in our Supply Chain Management Group of approximately $18 million.

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

	Consolidated Statements of Income (in thousands)
	Years ended December 31,
	2014	%	2013	%	2012	%
Revenues	$424,071	100.0	$471,638	100.0	$546,755	100.0
Contract costs	383,001	90.3	424,250	90.0	490,686	89.8
Selling, general and administrative expenses	4,140	1.0	3,285	0.7	3,968	0.7
Impairment of goodwill and intangible assets	-	0.0	-	0.0	1,025	0.2
Operating income	36,930	8.7	44,103	9.3	51,076	9.3
Interest expense, net	3,983	0.9	5,789	1.2	7,224	1.3

Income before income taxes	32,947	7.8	38,314	8.1	43,852	8.0
Provision for income taxes	12,458	3.0	14,324	3.0	16,488	3.0

Income from continuing operations	20,489	4.8	23,990	5.1	27,364	5.0
(Loss) income from discontinued operations, net of tax	(1,124)	(0.2)	(1,138)	(0.2)	(6,070)	(1.1)

Net income	$19,365	4.6	$22,852	4.9	$21,294	3.9

Contract costs consist primarily of direct costs including labor, inventory, material, and supplies used in the performance of our work and delivery of our products, and indirect costs associated with these direct costs. These costs will generally increase or decrease in conjunction with our level of work or products sold and associated revenues.

Our contract costs decreased by approximately $41 million or 10% in 2014 as compared to 2013. The decrease resulted from a decrease in our International Group of approximately $37 million, a decrease in our IT, Energy, and Management Consulting Group of approximately $11 million, a decrease in our Federal Group of approximately $8 million, and an increase in our Supply Chain Management Group of approximately $15 million.

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

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These costs increased by approximately $900 thousand for 2014 as compared to the prior year due to legal, consulting, professional services fees and other costs associated with strategic planning efforts, including costs related to the acquisition of our aviation businesses, which was completed in January 2015, of approximately $1.1 million.

Our operating income decreased by approximately $7.2 million or 16% in 2014 as compared to 2013. The decrease resulted primarily from a decrease of approximately $3.3 million in our International Group, a decrease of approximately $2.7 million in our Federal Group, and a decrease of approximately $2.4 million in our IT, Energy and Management Consulting Group. These decreases were partially offset by an increase in operating income in our Supply Chain Management Group of approximately $2.4 million.

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

Interest expense decreased in 2014 as compared to 2013, and in 2013 as compared to 2012, due to reductions in our level of borrowing as we paid down our bank loan. Interest expense also includes interest related to our executive and administrative headquarters facility lease. The amount of interest expense associated with capital leases is approximately $1.7 million for 2014, approximately $1.7 million for 2013, and approximately $1.2 million for 2012.

Provision for Income Taxes

Our effective tax rate from continuing operations was 37.8% for 2014, 37.4% for 2013, and 37.6% for 2012.  Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items had an impact on the difference between our statutory U.S. Federal income tax rate of 35% and our effective tax rate. Permanent differences and federal and state tax credits such as the work opportunity tax credit and a state educational improvement tax credit provided a benefit to our tax rates of 1.7% for 2014, 1.9% for 2013 and 1.7% for 2012.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are (in thousands):

	Years ended December 31,
	2014	%	2013	%	2012	%
Revenues	$172,482	100.0	$154,702	100.0	$143,014	100.0
Contract costs	142,201	82.5	126,869	82.0	118,146	82.6
Selling, general and administrative expenses	587	0.3	534	0.4	854	0.6
Operating income	$29,694	17.2	$27,299	17.6	24,014	16.8

Revenues for our Supply Chain Management Group increased approximately $18 million or 11% for 2014, as compared to the prior year. The revenue increase resulted primarily from an increase in WBI's USPS MIP revenues and to additional revenues associated with other projects performed for the USPS and revenues from new customers. DoD revenues for this group declined slightly in 2014 as compared to the prior year. Contract costs for our Supply Chain Management Group increased by approximately $15 million or 12% for 2014 as compared to the prior year. Operating income for our Supply Chain Management Group increased by approximately $2.4 million or 9% for 2014 as compared to the prior year. Contract cost and operating income increases resulted primarily from the increase in USPS MIP revenues. Operating income for this segment was decreased by approximately $3.1 million in 2014 and by approximately $183 thousand in 2013 due to adjustments to the accrued earn-out obligation associated with our acquisition of WBI.

Revenues for our Supply Chain Management Group increased approximately $12 million or 8% for 2013, as compared to the prior year. The revenue increase resulted primarily from an increase in WBI's USPS MIP revenues of approximately $11.4 million. Contract costs for our Supply Chain Management Group increased by approximately $9 million or 7% for 2013 as compared to the prior year. Operating income for our Supply Chain Management Group increased by approximately $3 million or 14% for 2013 as compared to the prior year. Contract cost, operating income and profit percentage increases resulted primarily from the increase in USPS MIP revenues. Operating income for this segment was decreased by approximately $183 thousand in 2013 and by approximately $802 thousand in 2012 due to adjustments to the accrued earn-out obligation associated with our acquisition of WBI.

International Group Results

The results of operations for our International Group are (in thousands):

	Years ended December 31,
	2014	%	2013	%	2012	%
Revenues	$106,369	100.0	$146,908	100.0	$167,193	100.0
Contract costs	102,055	95.9	138,857	94.5	159,967	95.7
Selling, general and administrative expenses	519	0.5	982	0.7	1,174	0.7
Operating income	$3,795	3.6	$7,069	4.8	$6,052	3.6

Revenues for our International Group decreased approximately $41 million or 28% for 2014, as compared to the prior year. The decrease in revenues for 2014 was primarily attributable to a decrease of approximately $27 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, to a decrease of approximately $9 million on our FMS Program, and to smaller decreases in our CFT Program services and other work.

Revenues for our International Group decreased approximately $20 million or 12% for 2013, as compared to the prior year. The decrease in revenues for 2013 was primarily attributable to a decline of approximately $18 million in pass-through work provided on engineering and technical services task orders, and to lesser declines in revenues from our CFT Program services. These decreases were partially offset by increases in revenues on our FMS and Seized Asset Programs.

Contract costs for our International Group decreased approximately $37 million or 27% for 2014, as compared to the prior year. The decrease in contract costs for 2014 was primarily attributable to a decrease of approximately $23 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, to a decrease of approximately $8 million on our FMS Program, and to smaller decreases in our CFT Program services and other work.

Contract costs for our International Group decreased approximately $21 million or 13% for 2013, as compared to the prior year. The decrease in contract costs for 2013 was primarily attributable to a decline of approximately $18 million in pass-through work provided on engineering and technical services task orders, and to lesser declines in revenues from our CFT Program services. These decreases were partially offset by increases on our FMS and Seized Asset Programs.

Operating income for our International Group decreased by approximately $3.3 million or 46% for 2014, as compared to the prior year. The decrease in operating income for 2014 was primarily attributable to a decrease of approximately $3.5 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014. Our operating income was reduced in 2014 by a charge of approximately $398 thousand for a Department of Treasury claim for an inventory shortage, and was reduced in 2013 by a charge of approximately $1.2 million associated with idle warehouse facilities and a charge of $485 thousand for a Department of Treasury claim for flood damage to vehicles, all of which were associated with our Seized Asset Programs. In 2014, we recovered a net amount of approximately $206 thousand associated with the Department of Treasury vehicle flood damage claim. Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. Award fee evaluations on our FMS Program occur three times per year and we recognize award fee revenue and income in the period we receive contractual notification of the award. We recognized award fee revenue and income in 2014 from three award fee notifications.

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

Federal Group Results

The results of operations for our Federal Group are (in thousands):

	Years ended December 31,
	2014	%	2013	%	2012	%
Revenues	$84,392	100.0	$95,435	100.0	$142,323	100.0
Contract costs	84,635	100.3	92,681	97.1	131,269	92.2
Selling, general and administrative expenses	100	0.1	354	0.4	636	0.5
Operating income	$(343)	(0.4)	$2,400	2.5	$10,418	7.3

Revenues for our Federal Group decreased approximately $11 million or 12% for the year ended 2014, as compared to the prior year. The decrease in revenues is primarily due to a reduction in our Army Reserve vehicle refurbishment work of approximately $12 million. Our Army Reserve vehicle refurbishment work decreased as a result of a transition of contractual coverage in the third quarter of 2013 which resulted in a temporary suspension of work and generally lower levels of revenues subsequent to such transition. Additionally, contractual coverage on a portion of the work on our current task orders expired in the third quarter of 2014.

Revenues for our Federal Group decreased approximately $47 million or 33% for the year ended 2013, as compared to the prior year. The decrease in revenues is primarily due to the expiration of a contract at the end of 2012 to provide mechanical maintenance services for Mine Resistance Ambush Protected ("MRAP") vehicles and systems in Kuwait and to a reduction in revenues from our vehicle and equipment refurbishment work for the U.S. Army Reserve due to the suspension of work in the third quarter of 2013. The reduction in revenues due to the expiration of the MRAP contract was approximately $26 million. The reduction in revenues from our vehicle and equipment refurbishment work for the U.S. Army Reserve was approximately $18 million.

Contract costs for our Federal Group decreased approximately $8 million or 9% for 2014, as compared to the prior year. The decrease in contract costs is primarily due to a reduction in contract costs from our U.S. Army Reserve vehicle refurbishment program of approximately $11 million. We incurred contract costs for increases in other Federal Group work.

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

Operating income for our Federal Group decreased by approximately $2.7 million or 114% for 2014 as compared to the prior year. The decrease resulted primarily from a reduction of profits on our U.S. Army Reserve program of approximately $1 million due to the reduction in revenues on this program and to the continuation of fixed infrastructure costs during the time that revenue levels have declined.

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

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are (in thousands):

	Years ended December 31,
	2014	%	2013	%	2012	%
Revenues	$60,828	100.0	$74,593	100.0	$94,225	100.0
Contract costs	54,119	89.0	65,359	87.6	82,085	87.1
Selling, general and administrative expenses	75	0.1	173	0.2	324	0.4
Operating income	$6,634	10.9	$9,061	12.2	$11,816	12.5

Revenues for our IT, Energy and Management Consulting Group decreased approximately $14 million or 18% for 2014, as compared to the prior year. Contract costs for our IT, Energy and Management Consulting Group decreased approximately $11 million or 17% for 2014, as compared to the prior year. The decreases in revenues and contract costs were due primarily to a decline in services ordered by clients on continuing contracts and the expiration of a contract in the fourth quarter of 2013. Revenue on the expired contract was approximately $7.6 million for 2013. Operating income for this segment decreased approximately $2.4 million, or 27% for 2014, as compared to the prior year. The decrease in operating income is primarily attributable to the decreases in revenues and lower profit margins associated with new contracts that replaced predecessor contracts, which were partially offset by indirect cost reductions and efficiencies.

Revenues for our IT, Energy and Management Consulting Group decreased approximately $20 million or 21% for 2013, as compared to the prior year. Contract costs for our IT, Energy and Management Consulting Group decreased approximately $17 million or 20% for 2013, as compared to the prior year. The decreases in revenues and contract costs were due primarily to a decrease in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts. Operating income for this segment decreased approximately $2.8 million, or 23% for 2013, as compared to the prior year. The decrease in operating income is primarily attributable to a reduction of $5.1 million in the accrued earn-out obligation associated with our acquisition of Akimeka that increased prior year operating income. There was no earn-out obligation adjustment in 2013. Without the prior year earn-out obligation adjustment, operating income for 2013 would be higher than in the prior year due to improved operating and cost efficiencies.

Financial Condition

Our financial condition did not change materially in 2014. We used our cash flow to reduce our bank debt by approximately $41 million in 2014. Changes to other asset and liability accounts were due primarily to our earnings, our level of business activity, contract delivery schedules, subcontractor and vendor payments required to perform our work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $43 thousand during 2014.

Cash provided by operating activities decreased by approximately $6.9 million in 2014 as compared to 2013. The change is attributable to a decrease of approximately $8.2 million due to changes in the levels of operating assets and liabilities; an increase of approximately $4.8 million in depreciation and amortization and other non-cash operating activities; and a decrease of approximately $3.5 million in cash provided by net income. Our largest operating assets are our accounts receivable and inventories. Our largest operating liabilities are our accounts payable and accrued expenses. A significant portion of our accounts receivable, accounts payable, and inventories result from the use of subcontractors to perform work on our contracts, from the purchase of materials to fulfill our contract requirements, and from the purchase and sale of inventory products. Accordingly, our levels of accounts receivable, accounts payable and inventories may fluctuate depending on the timing of services or products ordered, government funding delays, the timing of billings received from subcontractors and material and inventory vendors, and the timing of payments received from customers in payment of services and products. Such timing differences have the potential to cause increases and decreases in our accounts receivable, accounts payable, and inventories in short time periods. Our levels of accrued expenses tend to vary in accordance with our levels revenues and services performed.

Cash used in investing activities decreased approximately $1.0 million in 2014 as compared to 2013. Cash used in investing activities consisted of purchases of property and equipment.

Cash used in financing activities decreased approximately $7.2 million in 2014 as compared to 2013. Cash used in financing activities consisted primarily of repayments on our bank loan, earn-out obligation payments, and dividends.

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

We paid quarterly cash dividends totaling approximately $2.0 million or $0.38 per share during 2014. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable and accounts payable can impact our liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of the work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, the timing of large inventory purchases to support our product offerings, and by government delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, resulting in a negative impact on our days sales outstanding.

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

Our external financing consists of a loan agreement with a group of banks. In January 2015, we amended and restated the loan agreement to facilitate our acquisition of four aviation businesses. Both the former and the amended and restated loan agreements are comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. The amended and restated loan agreement expires in January 2020.

The amended and restated term loan requires quarterly installment payments. Our scheduled term loan payments after December 31, 2014 are $11.2 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $41.3 million after 2019. The amount of term loan borrowings outstanding as of December 31, 2014 under the former loan agreement was $25 million. The amount of term loan borrowings outstanding at inception of the amended and restated loan agreement in January 2015 was $150 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit under the former loan agreement as of December 31, 2014 was $125 million. The maximum amount for revolving loans and letters of credit under the amended and restated agreement is $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $23.6 million in revolving loan amounts outstanding and no of letters of credit outstanding as of December 31, 2014 under the former loan agreement. The timing of certain payments made and collections received associated with our subcontractor, materials, and inventory requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under the amended and restated loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2014, the LIBOR base margin was 1.75% and the base rate base margin was 0.00%. At inception of the amended and restated loan agreement the LIBOR base margin is 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We had interest rate hedges on a portion of our outstanding borrowings that expired June 30, 2014. Between June 30, 2014 and December 31, 2014, we had no interest rate hedges on our outstanding borrowings. The terms of the amended and restated loan agreement require us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement, and for such interest rate hedges to be in place within 60 days after inception of the agreement. We executed such compliant interest rate hedges in February 2015. As of December 31, 2014, interest rates on portions of our outstanding debt range from 1.91% to 3.25%, and the effective interest rate on our aggregate outstanding debt was 3.15%.

Both the former and amended and restated loan agreements contain collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Upon execution of the amended and restated loan agreement, all restrictive covenants and the December 31, 2014 restrictive covenant measurement date under the former loan agreement were replaced by the restrictive covenants under the amended and restated agreement, with the initial measurement date being the date of inception of the amended and restated agreement. Restrictive covenants under the amended and restated loan agreement include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio, for which calculations as of the amended and restated agreement inception date are shown below. We were in compliance with required ratios and other terms and conditions at inception of the amended and restated loan agreement.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	3.17 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.97 to 1

We currently do not use public debt security financing.

Contractual Obligations

Our contractual obligations as of December 31, 2014 are (in thousands):

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Bank loan debt	$48,633	$25,000	$23,633	$-	$-
Operating leases, net of non-cancelable sublease income	9,106	3,613	4,306	1,187	-
Corporate headquarters lease	57,549	3,985	8,325	8,793	36,446
Purchase obligations	2,153	1,612	517	24	-
Total	$117,441	$34,210	$36,781	$10,004	$36,446

As of the date of inception of the amended and restated agreement in January 2015, our bank loan debt was $250 million and payments due by period were: $11.2 million in less than one year, $39.4 million in one to three years, $199.4 million in four to five years, and $0 after five years. Estimated cash requirements for interest on our bank loan debt are approximately $6.0 million for 2015 and $4.9 million for 2016.

Operating lease commitments are primarily for leased facilities for office, shop, and warehouse space. Equipment and software leases are also included in these amounts.

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

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have, at times, used interest rate hedges to fix the rate on portions of our outstanding borrowings. The resulting fixed rates on these portions of our debt is initially higher than the variable rate at the time the hedge is put in place, but gives us protection against future interest rate increases.

As of December 31, 2014, we did not have any interest rate hedges on our debt. In February 2015, we entered into an amortizing LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. With the term loan swap in place, we pay an effective rate of 1.129% plus our base margin as of February 2015. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. With the revolving loan swap in place, we pay an effective rate of 0.95% plus our base margin as of February 2015.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 6, 2015

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$263	$220
Receivables, principally U.S. Government	59,391	78,387
Inventories	49,363	39,315
Deferred tax assets	1,834	863
Other current assets	11,517	10,641
Total current assets	122,368	129,426

Property and equipment, net	52,911	57,738
Intangible assets, net	72,209	82,257
Goodwill	92,052	92,052
Deferred tax assets	-	2,545
Other assets	15,790	16,511
Total assets	$355,330	$380,529

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$24,837	$24,837
Current portion of earn-out obligation	9,455	-
Accounts payable	29,424	31,757
Accrued expenses and other current liabilities	23,245	24,661
Dividends payable	536	480
Total current liabilities	87,497	81,735

Long-term debt, less current portion	23,563	64,487
Deferred compensation	12,563	11,454
Long-term lease obligations, less current portion	24,584	25,721
Earn-out obligations, less current portion	-	9,062
Deferred income taxes	1,634	-
Other liabilities	-	1,267
Total liabilities	149,841	193,726

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,358,261 and 5,333,077 respectively	268	267
Additional paid-in capital	20,348	19,139
Retained earnings	184,873	167,598
Accumulated other comprehensive loss	-	(201)
Total stockholders' equity	205,489	186,803
Total liabilities and stockholders' equity	$355,330	$380,529

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2014	2013	2012
Revenues:
Services	$251,085	$314,306	$398,682
Products	172,986	157,332	148,073
Total revenues	424,071	471,638	546,755

Contract costs
Services	240,004	295,223	368,540
Products	142,997	129,027	122,146
Total contract costs	383,001	424,250	490,686

Selling, general and administrative expenses	4,140	3,285	3,968

Impairment of intangible assets	-	-	1,025

Operating income	36,930	44,103	51,076

Interest expense, net	3,983	5,789	7,224

Income from continuing operations before income taxes	32,947	38,314	43,852

Provision for income taxes	12,458	14,324	16,488

Income from continuing operations	20,489	23,990	27,364

Loss from discontinued operations, net of tax	(1,124)	(1,138)	(6,070)

Net income	$19,365	$22,852	$21,294

Basic earnings per share:
Income from continuing operations	$3.83	$4.50	$5.18
Loss from discontinued operations	(0.21)	(0.21)	(1.15)
Net income	$3.62	$4.29	$4.03

Basic weighted average shares outstanding	5,353,912	5,329,208	5,282,047

Diluted earnings per share:
Income from continuing operations	$3.82	$4.49	$5.15
Loss from discontinued operations	(0.21)	(0.21)	(1.14)
Net income	$3.61	$4.28	$4.01

Diluted weighted average shares outstanding	5,371,200	5,343,267	5,309,862

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended December 31,
	2014	2013	2012

Net income	$19,365	$22,852	$21,294
Change in fair value of interest rate swap agreements, net of tax	201	536	(45)
Comprehensive income	$19,566	$23,388	$21,249

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2011	5,247	$262	$17,069	$126,961	$(692)	$143,600
Net income	-	-	-	21,294	-	21,294
Stock-based compensation	46	3	1,124	-	-	1,127
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	(45)	(45)
Dividends declared ($0.31)	-	-	-	(1,641)	-	(1,641)
Balance at December 31, 2012	5,293	265	18,193	146,614	(737)	164,335
Net income	-	-	-	22,852	-	22,852
Stock-based compensation	40	2	946	-	-	948
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	536	536
Dividends declared ($0.35)	-	-	-	(1,868)	-	(1,868)
Balance at December 31, 2013	5,333	267	19,139	167,598	(201)	186,803
Net income	-	-	-	19,365	-	19,365
Stock-based compensation	25	1	1,209	-	-	1,210
Change in fair value of interest rate swap agreements, net of tax	-	0	-	-	201	201
Dividends declared ($0.39)	-	-	-	(2,090)	-	(2,090)
Balance at December 31, 2014	5,358	$268	$20,348	$184,873	$-	$205,489

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$19,365	$22,852	$21,294
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	-	790	8,953
Depreciation and amortization	18,770	20,016	21,162
Loss on sale of property and equipment	125	246	-
Deferred taxes	3,083	(874)	(1,253)
Stock-based compensation	1,739	1,576	1,076
Earn-out obligation adjustment	3,059	183	(4,337)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	18,996	14,130	25,051
Inventories	(10,048)	2,240	435
Other current assets and noncurrent assets	(627)	(3,798)	5,938
Accounts payable and deferred compensation	(1,224)	1,922	(17,279)
Accrued expenses and other current liabilities	(1,149)	(843)	(1,719)
Long-term lease obligations	(1,107)	(1,826)	(506)
Other liabilities	(1,267)	(16)	992

Net cash provided by operating activities	49,715	56,598	59,807

Cash flows from investing activities:
Purchases of property and equipment	(3,414)	(4,416)	(20,863)
Cash paid for acquisitions, net of cash acquired	-	-	(4,607)

Net cash used in investing activities	(3,414)	(4,416)	(25,470)

Cash flows from financing activities:
Borrowings on loan arrangement	295,513	290,137	269,388
Repayments on loan arrangement	(336,601)	(340,627)	(293,409)
Earn-out obligation payments	(1,972)	(180)	(6,787)
Payments on capital lease obligations	(850)	(725)	(562)
Payment of taxes for equity transactions	(314)	(257)	(332)
Payment of debt financing costs	-	-	-
Dividends paid	(2,034)	(1,811)	(1,585)

Net cash used in financing activities	(46,258)	(53,463)	(33,287)

Net increase (decrease) in cash and cash equivalents	43	(1,281)	1,050
Cash and cash equivalents at beginning of year	220	1,501	451
Cash and cash equivalents at end of year	$263	$220	$1,501

Supplemental cash flow disclosures (in thousands):

Cash paid for:
Interest	$2,135	$4,192	$5,512
Income taxes	$9,934	$15,638	$10,686

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014

(1)  Nature of Business and Significant Accounting Policies

Nature of Business

The term "VSE," the "Company," "us," "we," or "our" means VSE and its subsidiaries and divisions unless the context indicates operations of only VSE as the parent company.

Our operations consist primarily of vehicle fleet parts supply, supply chain management, ship and aircraft maintenance, vehicle and equipment maintenance and refurbishment, logistics, engineering, energy and environmental, IT solutions, health care IT, and consulting services performed on a contract basis. Our services are performed for the United States Government (the "government"), including the United States Department of Defense ("DoD") and federal civilian agencies, the United States Postal Service ("USPS"), commercial customers, and other clients.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our unincorporated divisions and our wholly owned subsidiaries, Energetics Incorporated ("Energetics"), Akimeka, LLC ("Akimeka") and Wheeler Bros., Inc. ("WBI"). All intercompany transactions have been eliminated in consolidation. These consolidated financial statements also account for the classification of the Infrastructure Group as discontinued operations of our subsidiary Integrated Concepts and Research Corporation ("ICRC") and therefore any financial impact of such group has been presented as discontinued operations in the 2014, 2013 and 2012 reporting periods.

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

Stock-Based Compensation

We account for share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The compensation expense, included in contract costs, is amortized over the requisite service period. See Note 8, Stock-Based Compensation Plans, for further discussion of our stock-based compensation plans and related activity.

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

	Years Ended December 31,
	2014	2013	2012
Basic weighted average common shares outstanding	5,353,912	5,329,208	5,282,047
Effect of dilutive shares	17,288	14,059	27,815
Diluted weighted average common shares outstanding	5,371,200	5,343,267	5,309,862

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

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables.  Contracts with the government, either as a prime or subcontractor, accounted for approximately 99 % of revenues for each of the years ended December 31, 2014, 2013, and 2012. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including debt, approximate book value.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.

Substantially all of our Supply Chain Management Group revenues result from the sale of vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the customer takes ownership of the parts.

Substantially all of our International, Federal, and IT, Energy and Management Consulting work is performed for our customers on a contract basis. The three primary types of contracts used are time and materials, cost-type, and fixed-price. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items are recorded based on a price per unit as units are delivered. We classify our Supply Chain Management Group revenues as fixed-price revenue.

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

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency.  Our indirect cost rates have been audited and approved for 2007 and prior years with no material adjustments to our results of operations or financial position.  While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations or financial position.

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

Deferred compensation plan expense recorded as contract costs in the accompanying consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 was approximately $1.3 million, $1.4 million, and $1.2 million, respectively.

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

  During 2012, impairment charges of approximately $1 million were recorded for the intangible assets related to our acquisition of Akimeka. Also during 2012, an impairment charge of approximately $1.9 million was recorded for the intangible assets related to our acquisition of ICRC (see Note 5, Goodwill and Intangible Assets). No impairment charges related to intangible assets, other than goodwill, were recorded in the years ended December 31, 2014 and December 31, 2013.

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

Goodwill

We review goodwill for impairment annually at the beginning of the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on our annual goodwill impairment analysis we performed during the fourth quarter of 2014, we found no impairment in the carrying value of goodwill.

During 2013, goodwill of $790 thousand was impaired (See Note 15, Discontinued Operations). Based on the results of the impairment analyses performed during 2012, goodwill impairment charges of approximately $6 million were recorded related to our ICRC acquisition (see Note 5, Goodwill and Intangible Assets).

Intangibles

Intangible assets consist of the value of contract-related intangible assets, trade names and acquired technologies acquired in acquisitions. We amortize on a straight-line basis intangible assets acquired as part of acquisitions over their estimated useful lives unless their useful lives are determined to be indefinite.  The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations. Our contract-related intangibles are amortized over their estimated useful lives of approximately 8 to 12 years with a weighted-average life of approximately 11.8 years as of December 31, 2014.  We have three trade names that are amortized over an estimated useful life of approximately 8.4 years. We have an acquired technologies intangible asset that is amortized over an estimated useful life of 11 years. The weighted-average life for all amortizable intangible assets is approximately 11.4 years as of December 31, 2014.

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

(2)  Receivables

The components of receivables as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Billed	$26,709	$36,703
Unbilled	32,682	41,684
Total receivables	$59,391	$78,387

The unbilled balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $2.9 million and $5 million as of December 31, 2014, and 2013, respectively. We expect to invoice substantially all unbilled receivables during 2015.

(3)  Other Current Assets and Other Assets

At December 31, 2014 and 2013, other current assets primarily consisted of contract inventories, vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses and prepaid maintenance agreements. At December 31, 2014, other current assets also included approximately $1.6 million of deferred contract costs. At December 31, 2014 and 2013, other assets primarily consisted of deferred compensation plan assets, cash surrender value of life insurance policies and an acquired software license.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Buildings and building improvements	$45,825	$45,418
Computer equipment	25,327	24,933
Furniture, fixtures, equipment and other	17,603	16,604
Leasehold improvements	3,567	3,567
Land and land improvements	3,410	3,410
	95,732	93,932
Less accumulated depreciation and amortization	(42,821)	(36,194)
Total property and equipment, net	$52,911	$57,738

Depreciation and amortization expense for property and equipment for the years ended December 31, 2014, 2013 and 2012 was approximately $7.9 million, $9 million and $9.2 million, respectively.

(5) Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Total
Balance as of December 31, 2012	$61,169	$30,883	$92,052
Balance as of December 31, 2013	$61,169	$30,883	$92,052
Balance as of December 31, 2014	$61,169	$30,883	$92,052

The results of our annual impairment testing indicated that the fair value of our reporting units exceeded their carrying values as of October 1, 2014.

Intangible assets consist of the value of contract-related assets, technologies and trade names. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was approximately $10 million, $10.2 million and $11.2 million, respectively.

Intangible assets were composed of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
December 31, 2014
Contract and customer-related	$93,304	$(33,840)	$(1,025)	$58,439
Acquired technologies	12,400	(4,024)	-	8,376
Trade names – amortizable	10,100	(4,706)	-	5,394
Total	$115,804	$(42,570)	$(1,025)	$72,209

December 31, 2013
Contract and customer-related	$93,304	$(26,287)	$(1,025)	$65,992
Acquired technologies	12,400	(2,896)	-	9,504
Trade names – amortizable	10,100	(3,339)	-	6,761
Total	$115,804	$(32,522)	$(1,025)	$82,257

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):

Amortization
2015	$9,439
2016	9,255
2017	9,255
2018	9,255
2019	9,190
Thereafter	25,815
Total	$72,209

(6)  Debt

We have a loan agreement with a group of banks. In January 2015, we amended and restated the loan agreement to fund our acquisition of four aviation businesses, provide working capital for our continuing operations, and retire our existing debt. Both the former and the amended and restated loan agreements are comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. The amended and restated loan agreement expires in January 2020. Financing costs associated with the inception of the amended and restated loan agreement were approximately $2 million.

The amended and restated term loan requires quarterly installment payments. Our scheduled term loan payments after December 31, 2014 are $11.2 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $41.3 million after 2019. The amount of term loan borrowings outstanding as of December 31, 2014 under the former loan agreement was $25 million. The amount of term loan borrowings outstanding at inception of the amended and restated loan agreement was $150 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit under the former loan agreement as of December 31, 2014 was $125 million. The maximum amount for revolving loans and letters of credit under the amended and restated agreement is $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $23.6 million in revolving loan amounts outstanding and no of letters of credit outstanding as of December 31, 2014 under the former loan agreement. The amount of revolving loan borrowings outstanding at inception of the amended and restated loan agreement was $100 million. We had approximately $30.3 million in revolving loan amounts and $573 thousand of letters of credit outstanding as of December 31, 2013.

Under the amended and restated loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding as of December 31, 2014, including term loan borrowings and revolving loan borrowings, were approximately $48.6 million. Total bank loan borrowed funds outstanding as of December 31, 2013 were $89.7 million. The fair value of outstanding debt under our bank loan facilities as of December 31, 2014 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2014, the LIBOR base margin was 1.75% and the base rate base margin was 0.00%. At inception of the amended and restated loan agreement, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We had interest rate hedges on a portion of our outstanding borrowings that expired June 30, 2014. Between June 30, 2014 and December 31, 2014, we had no interest rate hedges on our outstanding borrowings. The terms of the amended and restated loan agreement require us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement, and for such interest rate hedges to be in place within 60 days after inception of the agreement. We executed such compliant interest rate hedges in February 2015. As of December 31, 2014, interest rates on portions of our outstanding debt range from 1.91% to 3.25%, and the effective interest rate on our aggregate outstanding debt was 3.15%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $2 million and $3.7 million during the years ended December 31, 2014 and 2013, respectively.

Both the former and amended and restated loan agreements contain collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Upon execution of the amended and restated loan agreement, all restrictive covenants and the December 31, 2014 restrictive covenant measurement date under the former loan agreement were replaced by the restrictive covenants under the amended and restated agreement, with the initial measurement date being the date of inception of the amended and restated agreement. Restrictive covenants under the amended and restated loan agreement include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at inception of the amended and restated loan agreement.

(7)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist primarily of accrued compensation and benefits of approximately $16.7 million and $17.6 million as of December 31, 2014 and 2013, respectively.  The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(8) Stock-Based Compensation Plans

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for its directors, officers and other employees (the "2006 Plan").  On May 6, 2014, the stockholders approved amendments to the 2006 Plan extending the term thereof until May 6, 2021 and authorized an additional 250,000 shares of our common stock for issuance under the 2006 Plan.  Under the provisions of the 2006 Plan, we are authorized to issue up to 500,000 shares of our common stock.  The Compensation Committee is responsible for the administration of the 2006 Plan, and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award.  These terms are included in award agreements between us and the recipients of the award.  As of December 31, 2014, 278,482 shares of our common stock were available for issuance under the 2006 Plan.

During 2014 and 2013, Non-employee directors were awarded  10,800 and 16,100 shares of restricted stock, respectively, under the 2006 Plan. The weighted average grant-date fair value of these restricted stock grants was  $47.22 per share and $25.68 per share for the shares awarded in 2014 and 2013, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $510 thousand and $413 thousand during 2014 and 2013, respectively.

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards of VSE stock under our 2006 Plan, as amended, based on our financial performance for the respective fiscal years.  These restricted stock awards are expensed and a corresponding liability is recorded ratably over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.   The date of award determination is expected to be in March 2015 for the 2014 awards.   The date of award determination for the 2013 awards and the 2012 awards was March 2, 2014 and March 1, 2013, respectively. On each vesting date, 100 % of the vested award is paid in our shares.   The number of shares issued is based on the fair market value of our common stock on the vesting date.  The earned amount is expensed ratably over the vesting period of approximately three years. On March 2, 2014, the employees eligible for the 2013 awards, 2012 awards and 2011 awards received a total of 12,221 shares of common stock.  The grant-date fair value of these awards was $47.07 per share.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2014	2013	2012
Employees	$1,104	$1,163	$650
Non-employee Directors	510	413	272
Total	$1,614	$1,576	$922

Employees are permitted to forfeit a certain number of shares of restricted stock to cover their personal tax liability for restricted stock awards. We paid approximately $314 thousand, $257 thousand and $332 thousand, to cover this liability in the years ended December 31, 2014, 2013 and 2012, respectively. These payments are classified as financing cash flows on the consolidated statements of cash flows. As of December 31, 2014, the total compensation cost related to non-vested awards not yet recognized was approximately $764 thousand with a weighted average amortization period of 1.8 years.

Stock-based compensation, which includes compensation recognized on stock option grants and restricted stock awards, was included in contract costs and the following line items on the accompanying statements of income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Stock-based compensation included in contract costs	$1,739	$1,576	$1,076
Income tax benefit recognized for stock-based compensation	(669)	(606)	(414)
Total stock-based compensation expense, net of income tax benefit	$1,070	$970	$662

(9)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions.  We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2010.

We file consolidated federal income tax returns that include all of our subsidiaries.  The components of the provision for income taxes from continuing operations for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	2014	2013	2012
Current
Federal	$7,889	$12,654	$14,782
State	1,486	2,544	2,959
	9,375	15,198	17,741
Deferred
Federal	2,595	(848)	(999)
State	488	(26)	(254)
	3,083	(874)	(1,253)
Provision for income taxes	$12,458	$14,324	$16,488

The differences between the amount of tax computed at the federal statutory rate of 35% and the provision for income taxes from continuing operations for the years ended December 31, are as follows (in thousands):

	2014	2013	2012
Tax at statutory federal income tax rate	$11,531	$13,410	$15,348
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,486	1,630	1,901
Permanent differences, net	(516)	(685)	(522)
Other, net	(43)	(31)	(239)
Provision for income taxes	$12,458	$14,324	$16,488

The tax effect of temporary differences representing deferred tax assets and liabilities as of  December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Gross deferred tax assets
Deferred compensation and accrued paid leave	$6,992	$6,805
Accrued expenses	1,276	1,489
Stock-based compensation	592	510
Interest rate swaps	-	125
Reserve for contract disallowances	287	326
Acquisition-related expenses	982	603
Capitalized inventory	589	409
Other	5	-
Total gross deferred tax assets	10,723	10,267

Gross deferred tax liabilities
Depreciation	(2,830)	(3,237)
Deferred revenues	(2,676)	(1,921)
Goodwill and intangible assets	(5,017)	(1,701)
Total gross deferred tax liabilities	(10,523)	(6,859)

Net deferred tax assets	$200	$3,408

(10)  Commitments and Contingencies

(a)  Leases and Other Commitments

We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and 15 years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index.  Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms. Lease expense for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Operating Lease Expense	Sublease Income	Net Expense
2014	$6,576	$119	$6,457
2013	$9,826	$531	$9,295
2012	$11,544	$671	$10,873

Future minimum annual non-cancelable commitments as of  December 31, 2014 are as follows (in thousands):

	Operating Leases
	Lease Commitments	Sublease Income	Net Commitments
2015	$3,859	$246	$3,613
2016	2,367	-	2,367
2017	1,939	-	1,939
2018	871	-	871
2019	316	-	316
Thereafter	-	-	-
Total	$9,352	$246	$9,106

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

Future minimum annual non-cancelable commitments under our headquarters lease as of December 31, 2014, which are not included in the table above, are as follows (in thousands):

Lease Commitments
2015	$3,985
2016	4,104
2017	4,221
2018	4,336
2019	4,456
Thereafter	36,447
Total	$57,549

(b)  Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is expected to proceed to trial in 2016. While the results of litigation cannot be predicted with certainty, we do not anticipate that this litigation will have a material adverse effect on our results of operations or financial position.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  In April 2013,  ICRC removed the case to the United States District Court for the District of Alaska.  ICRC's contract with the Maritime Administration expired on May 31, 2012. ICRC did not have a contract with the municipality of Anchorage. The litigation is expected to proceed to trial in 2016. Currently we cannot currently predict whether this litigation will have a material adverse effect on our results of operations or financial position.

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

(11)  Business Segments and Customer Information

Segment Information

Management of our business operations is conducted under four reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") direct sales to USPS and to other clients.

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

These segments operate under separate management teams and financial information is produced for each segment.  The entities within each of the International Group, Federal Group, and IT, Energy and Management Consulting Group reportable segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.  Beginning with the second quarter of 2013, we no longer allocate interest to our reportable segments.

Our segment information is as follows (in thousands):

For the years ended December 31,
	2014	2013	2012
Revenues:
Supply Chain Management Group	$172,482	$154,702	$143,014
International Group	106,369	146,908	167,193
Federal Group	84,392	95,435	142,323
IT, Energy and Management Consulting Group	60,828	74,593	94,225
Total revenues	$424,071	$471,638	$546,755

Operating income:
Supply Chain Management Group	$29,694	$27,299	$24,014
International Group	3,795	7,069	6,052
Federal Group	(343)	2,400	10,418
IT, Energy and Management Consulting Group	6,634	9,061	11,816
Corporate	(2,850)	(1,726)	(1,224)
Operating income	$36,930	$44,103	$51,076

Depreciation and amortization expense:
Supply Chain Management Group	$5,373	$4,265	$9,891
International Group	5,713	7,323	3,035
Federal Group	5,607	6,033	3,116
IT, Energy and Management Consulting Group	2,077	2,387	3,753
Total depreciation and amortization	$18,770	$20,008	$19,795

Capital expenditures:
Supply Chain Management Group	$2,524	$895	$341
International Group	-	236	83
Federal Group	230	1,211	763
IT, Energy and Management Consulting Group	199	71	53
Corporate	461	2,003	19,623
Total capital expenditures	$3,414	$4,416	$20,863

	December 31,
	2014	2013
Total assets:
Supply Chain Management Group	$192,720	$185,976
International Group	17,235	33,355
Federal Group	18,990	20,846
IT, Energy and Management Consulting Group	49,790	57,610
Corporate	76,595	82,742
Total assets	$355,330	$380,529

Revenues are net of inter-segment eliminations.  Corporate/unallocated expenses are primarily selling, general and administrative expenses not allocated to segments.  Corporate assets are primarily cash and property and equipment.

Customer Information

Our revenues are derived from contract services performed for DoD agencies or federal civilian agencies and from the delivery of products to our clients. The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows for the years ended December 31, (in thousands):

Revenues by Customer (dollars in thousands) Years ended December 31,
Customer	2014	%	2013	%	2012	%
U.S. Army/Army Reserve	$101,714	24.0%	$101,736	21.6%	$182,412	33.4%
U.S. Navy	88,007	20.7%	123,307	26.1%	120,867	22.1%
U.S. Air Force	3,323	0.8%	3,625	0.8%	6,963	1.3%
Total - DoD	193,044	45.5%	228,668	48.5%	310,242	56.8%

U.S. Postal Service	167,268	39.4%	142,203	30.1%	130,866	23.9%
Department of Energy	19,000	4.5%	20,124	4.3%	20,898	3.8%
Department of Treasury	10,897	2.6%	35,929	7.6%	33,369	6.1%
Department of Interior	1,431	0.3%	1,545	0.3%	16,884	3.1%
Other government	28,751	6.8%	40,919	8.7%	32,231	5.9%
Total – Federal civilian agencies	227,347	53.6%	240,720	51.0%	234,248	42.8%

Commercial	3,680	0.9%	2,250	0.5%	2,265	0.4%

Total	$424,071	100.0%	$471,638	100.0%	$546,755	100.0%

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

(12)  Capital Stock

Common Stock

Our common stock has a par value of $0.05 per share.  Proceeds from common stock issuances that are greater than $0.05 per share is credited to additional paid in capital.  Holders of common stock are entitled to one vote per common share held on all matters voted on by our stockholders.  Stockholders of record are entitled to the amount of dividends declared per common share held.

(13)  401(k) Plan and Profit Sharing Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that cover substantially all of our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $4 million, $3.7 million and $4.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Energetics maintains a profit sharing plan for its employees.  All employees who have completed at least two years of service are members of the profit sharing plan. At our discretion, we may make contributions to the Energetics plan. Total expense for the years ended December 31, 2014, 2013, and 2012 was $190 thousand, $175 thousand, and $217 thousand, respectively.

(14)  Fair Value Measurements

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	December 31, 2014	December 31, 2013
Non-COLI assets held in DSC Plan	Other assets	Level 1	$253	$198

Interest rate swaps	Accrued expenses	Level 2	$-	$326

Earn-out obligations - current	Current portion of earn-out obligations	Level 3	$9,455	$-

Earn-out obligations - long-term	Earn-out obligations	Level 3	$-	$9,062

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

Our acquisition of WBI in 2011 required us to make additional payments to the sellers of up to a total of $40 million over a four-year post-acquisition period ending June 30, 2015 if WBI achieves certain financial performance. WBI's sellers earned approximately $2.7 million, $219 thousand and $7.1 million based on WBI's financial performance for the earn-out years ended June 30, 2014, 2013,  and 2012, respectively. Included in earn-out obligations on our December 31, 2014 balance sheet is approximately $9.5 million classified as the current portion of earn-out obligations, which represents our best estimate of the present value. Changes in the fair value of the earn-out obligations are recorded as contract costs in the period of change through settlement.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2013	$-	$9,062	$9,062
Earn-out payments	-	(2,666)	(2,666)
Fair value adjustment included in earnings	-	3,059	3,059
Reclassification from long-term to short-term	9,455	(9,455)	-
Balance as of December 31, 2014	$9,455	$-	$9,455

We utilize the Monte Carlo valuation model for our earn-out obligation. Significant unobservable inputs used to value the contingent consideration include projected earnings before interest, taxes, depreciation and amortization and the discount rate.  The model used a discount rate of 7.5% as of December 31, 2014.  If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly lower or higher fair value measurement of our earn-out obligation.

(15)  Discontinued Operations

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

As of December 31, 2014, two of the bonded projects had not yet been completed and the aggregate bonded amount on these projects was approximately $4 million. Our bonded projects are the subject of claims and disputes involving the subcontractors associated with the projects. We have recorded an expense of approximately $1.1 million, net of tax, which is included in loss from discontinued operations for the year ended December 31, 2014 primarily related to these claims and disputes. We expect all remaining bonded projects to be completed in 2015.

Revenues and costs of ICRC have been reclassified as discontinued operations for all periods presented.  The major categories included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenues	$-	$225	$23,128

Loss before income taxes	$(1,807)	$(1,818)	$(9,728)
Income tax benefit	(683)	(680)	(3,658)
Loss from discontinued operations, net	$(1,124)	$(1,138)	$(6,070)

(16)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2014 and 2013, in thousands, except earnings per share.

	2014 Quarters

	1st	2nd	3rd	4th

Revenues	$119,409	$107,962	$101,749	$94,951
Contract costs	$107,611	$96,481	$93,388	$85,521
Operating income	$11,357	$10,703	$7,183	$7,687
Income from continuing operations	$6,269	$5,944	$3,887	$4,389
Loss from discontinued operations	$(615)	$(279)	$(4)	$(226)
Net income	$5,654	$5,665	$3,883	$4,163

Basic earnings per share:
Income from continuing operations	$1.17	$1.11	$0.73	$0.82
Loss from discontinued operations	$(0.12)	$(0.05)	$0.00	$(0.04)
Net income	$1.05	$1.06	$0.73	$0.78
Basic weighted average shares outstanding	5,347	5,356	5,356	5,356

Diluted earnings per share:
Income from continuing operations	$1.17	$1.11	$0.72	$0.82
Loss from discontinued operations	$(0.12)	$(0.05)	$0.00	$(0.04)
Net income	$1.05	$1.06	$0.72	$0.78
Diluted weighted average shares outstanding	5,364	5,368	5,372	5,380

	2013 Quarters

	1st	2nd	3rd	4th

Revenues	$119,157	$119,062	$111,069	$122,350
Contract costs	$108,783	$105,555	$101,026	$108,886
Operating income	$9,942	$12,701	$9,460	$12,000
Income from continuing operations	$5,271	$6,963	$5,327	$6,429
Loss income from discontinued operations	$(13)	$(101)	$(1)	$(1,023)
Net income	$5,258	$6,862	$5,326	$5,406

Basic earnings per share:
Income from continuing operations	$0.99	$1.31	$1.00	$1.20
Loss from discontinued operations	$0.00	$(0.02)	$0.00	$(0.19)
Net income	$0.99	$1.29	$1.00	$1.01
Basic weighted average shares outstanding	5,317	5,333	5,333	5,333

Diluted earnings per share:
Income from continuing operations	$0.99	$1.30	$1.00	$1.20
Loss from discontinued operations	$-	$(0.02)	$-	$(0.19)
Net income	$0.99	$1.28	$1.00	$1.01
Diluted weighted average shares outstanding	5,329	5,340	5,339	5,364

(17)  Subsequent Events

In January 2015, we acquired 100% of the voting equity interest of four businesses (the "Acquisition") that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for corporate and regional jet aircraft engines and engine accessories. The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC, and CT Aerospace LLC.  These four businesses will operate as a combined group under our newly formed wholly owned subsidiary VSE Aviation, Inc. to expand our sustainment services into the aviation supply chain market. We have retained certain key members of the management group and the operating businesses.

The aggregate cash purchase price for the Acquisition was approximately $189 million (subject to working capital and inventory and equipment adjustments). We may also be required to make earn-out payments of up to $45 million if the Acquisition meets certain financial targets during the first two years after the closing of the Acquisition.

We expect to account for the transaction as a business combination and have not completed the purchase accounting for the Acquisition. We plan to file the required historical financial statements of the Acquisition and the required pro forma financial statements of the combined results of the Company and the Acquisition in a Form 8-K/A to amend the Current Report on Form 8-K filed on January 30, 2015 by April 13, 2015. Preliminary estimates of valuations are as follows (in thousands):

Fair Value
Tangible assets acquired	$80,000
Liabilities assumed	12,000
Identifiable net assets acquired	$68,000

Purchase price:
Cash paid	$189,000
Less identifiable net assets acquired	(68,000)
Excess of purchase price over net assets acquired, allocated to intangibles and goodwill	$121,000

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Form 10-K.

Change in Internal Controls

During the fourth quarter of fiscal year 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). VSE Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, VSE Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of VSE Corporation and Subsidiaries and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 6, 2015

ITEM 9B.	Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2014 in respect to the Annual Meeting of VSE's stockholders scheduled to be held on May 5, 2015 (the "Proxy Statement").

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

VSE CORPORATION
Date: March 6, 2015	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive	March 6, 2015
Maurice A. Gauthier	Officer, President and
Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President	March 6, 2015
Thomas R. Loftus	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Clifford M. Kendall	Chairman/Director	March 6, 2015
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 6, 2015
Calvin S. Koonce

/s/ James F. Lafond	Director	March 6, 2015
James F. Lafond

/s/ David M. Osnos	Director	March 6, 2015
David M. Osnos

/s/ Bonnie K. Wachtel	Director	March 6, 2015
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 6, 2015
Ralph E. Eberhart

/s/ Jack C. Stultz	Director	March 6, 2015
Jack C. Stultz

/s/ John E. Potter	Director	March 6, 2015
John E. Potter

/s/ John C. Harvey	Director	March 6, 2015
John C. Harvey

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Certificate of incorporation and by-laws Restated Certificate of Incorporation of VSE Corporation dated as of February 6, 1996 (Exhibit 3.2 to Form 10-K405 dated March 25, 1996)	*
3.2	By-Laws of VSE Corporation as amended through December 17, 2008 (Exhibit 3.1 to Form 8-K dated December 17, 2008)	*
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
10.5
Third Amended and Restated Business Loan and Security Agreement dated January 28, 2015 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank of Pennsylvania and a syndicate of five other bank (Exhibit 10.1 to Form 8-K dated January 30, 2015)

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