Form 10-Q
period 2015-03-31
VSE CORP
filed 2015-05-01
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 21, 2015: 5,374,863.

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (the "SEC") on March 6, 2015 ("2014 Form 10-K").

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our 2014 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q to be filed by us subsequent to our 2014 Form 10-K and any Current Reports on Form 8-K we file with the SEC.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$468	$263
Receivables	79,690	59,391
Inventories	106,205	49,363
Deferred tax assets	4,489	1,834
Other current assets	15,106	11,517
Total current assets	205,958	122,368

Property and equipment, net	65,440	52,911
Intangible assets, net	161,769	72,209
Goodwill	193,772	92,052
Other assets	16,531	15,790
Total assets	$643,470	$355,330

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$14,750	$24,837
Accounts payable	36,900	29,424
Current portion of earn-out obligations	14,565	9,455
Accrued expenses and other current liabilities	31,123	23,245
Dividends payable	539	536
Total current liabilities	97,877	87,497

Long-term debt, less current portion	228,800	23,563
Deferred compensation	12,529	12,563
Long-term lease obligations, less current portion	24,296	24,584
Earn-out obligation, less current portion	30,200	-
Deferred income taxes	38,648	1,634
Total liabilities	432,350	149,841

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,374,863 and 5,358,261 respectively	269	268
Additional paid-in capital	21,597	20,348
Retained earnings	189,555	184,873
Accumulated other comprehensive loss	(301)	-
Total stockholders' equity	211,120	205,489
Total liabilities and stockholders' equity	$643,470	$355,330

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months
	ended March 31,
	2015	2014

Revenues:
Services	$51,070	$78,764
Products	69,721	40,645
Total revenues	120,791	119,409

Contract costs:
Services	49,610	74,897
Products	59,338	32,714
Total contract costs	108,948	107,611

Selling, general and administrative expenses	1,159	441

Operating income	10,684	11,357

Interest expense, net	2,143	1,197

Income from continuing operations before income taxes	8,541	10,160

Provision for income taxes	3,321	3,891

Income from continuing operations	5,220	6,269

Loss from discontinued operations, net of tax	-	(615)

Net income	$5,220	$5,654

Basic earnings per share:
Income from continuing operations	$0.97	$1.17
Loss from discontinued operations	-	(0.12)
Net income	$0.97	$1.05

Basic weighted average shares outstanding	5,369,695	5,347,435

Diluted earnings per share:
Income from continuing operations	$0.97	$1.17
Loss from discontinued operations	-	(0.12)
Net income	$0.97	$1.05

Diluted weighted average shares outstanding	5,380,217	5,364,426

Dividends declared per share	$0.10	$0.09

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months
	ended March 31,
	2015	2014

Net income	$5,220	$5,654

Change in fair value of interest rate swap agreements, net of tax	(301)	105

Comprehensive income	$4,919	$5,759

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months
	ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$5,220	$5,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,101	4,795
Deferred taxes	(1,313)	249
Stock-based compensation	788	1,048
Earn-out obligation adjustment	310	174
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(9,195)	5,451
Inventories	(1,298)	(1,110)
Other current assets and noncurrent assets	(741)	(2,395)
Accounts payable and deferred compensation	(1,246)	2,343
Accrued expenses and other current liabilities	1,074	(2,057)
Long-term lease obligations	(280)	(314)

Net cash (used in) provided by operating activities	(580)	13,838

Cash flows from investing activities:
Purchases of property and equipment	(3,384)	(859)
Proceeds from the sale of property and equipment	207	-
Cash paid for acquisitions, net of cash acquired	(188,771)	-

Net cash used in investing activities	(191,948)	(859)

Cash flows from financing activities:
Borrowings on loan arrangement	300,471	72,288
Repayments on loan arrangement	(104,349)	(84,134)
Payment of debt financing costs	(2,280)	-
Payments on capital lease obligations	(233)	(201)
Payment of taxes for equity transactions	(341)	(314)
Dividends paid	(535)	(481)

Net cash provided by (used in) financing activities	192,733	(12,842)

Net increase in cash and cash equivalents	205	137
Cash and cash equivalents at beginning of period	263	220
Cash and cash equivalents at end of period	$468	$357

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

(1) Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2014 Form 10-K.

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

We have made the following additions to our significant accounting policies as a result of our acquisition in January 2015 (see Note 2):

Revenues

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title transfer to the customer. Sales returns and allowances, are not significant.

Inventories

Our Aviation Group inventories are stated at lower of cost or market using the specific identification method. Included in inventory are related purchasing, overhaul labor, storage, and handling costs. Our Aviation Group inventories primarily consist of corporate and regional jet engines and engine accessories.

(2) Acquisition

On January 28, 2015, we acquired four businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for corporate and regional jet aircraft engines and engine accessories. The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC, and CT Aerospace LLC (the "Aviation Acquisition"). These four businesses will operate as a combined group managed by our recently formed wholly owned subsidiary VSE Aviation, Inc ("VAI"). The Aviation Acquisition provides diversification by adding more service offerings and broadening our client base.

The initial purchase consideration paid at closing for the Aviation Acquisition was approximately $189 million (subject to adjustment). We may also be required to make additional purchase price payments of up to $40 million if the Aviation Acquisition meets certain financial targets during the first two post-closing years. An additional $5 million purchase price consideration will be payable if certain of the acquired business surpass certain financial targets during any 12 consecutive month period in 2014 and 2015. Of the payment made at closing, $18 million was deposited into an escrow account to secure the sellers' indemnification obligations (the "Indemnification Amount"). Any remaining Indemnification Amount at the end of the indemnification period not encumbered as a result of one or more indemnification claims will be distributed to the sellers. VAI's results of operations are included in the accompanying consolidated financial statements beginning January 28, 2015. VAI had revenues of approximately $22.8 million and operating income of approximately $2.1 million from the acquisition date through March 31, 2015.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

We are in the process of finalizing our valuation of the assets acquired and liabilities assumed. The fair values assigned to the earn-out obligation and intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on our provisional valuation, the total estimated consideration of approximately $189 million, which included an estimated final cash and net working capital and other adjustments of approximately $5 million. During March 2015, we accrued an estimated $2.9 million of additional net working capital and other adjustments owed to the sellers which was recorded as additional goodwill. The total estimated purchase price has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed (including deferred taxes on identifiable intangible assets that are not deductible for income tax purposes), as follows (in thousands):

Description	Fair Value
Cash	$686
Accounts Receivable	11,104
Inventory	55,544
Prepaid expenses and other current assets	2,641
Property and equipment	11,461
Customer relationships	85,700
Trade name	7,500
Goodwill	101,720
Accounts payable	(8,688)
Accrued expenses and other current liabilities	(4,450)
Long-term deferred tax liability	(35,861)
$227,357

Cash consideration	$192,357
Acquisition date fair value of earn-out obligation	35,000
Total	$227,357

The estimated value attributed to customer relationships is being amortized on a straight-line basis using weighted average useful lives of approximately 14 years. The estimated value attributed to trade name is being amortized on a straight-line basis over nine years. None of the value attributed to goodwill, customer relationships and trade name is deductible for income tax purposes. The amount of goodwill recorded for the Aviation Acquisition was approximately $101.7 million and reflects the strategic advantage of expanding our supply chain management and MRO capabilities through the addition of new service offerings to new markets.
We incurred approximately $300 thousand of acquisition-related expenses during the three months ended March 31, 2015 which are included in selling, general and administrative expenses.
The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the Aviation Acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the Aviation Acquisition had occurred on January 1, 2014 (in thousands except per share amounts):

	Three Months ended March 31,
	2015	2014
Revenue	$128,196	$148,997
Income from continuing operations	$5,383	$7,143
Basic earnings per share	$1.00	$1.34
Diluted earnings per share	$1.00	$1.33

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

(3)  Debt

We have a loan agreement with a group of banks. In January 2015, we amended and restated the loan agreement to fund the Aviation Acquisition, provide working capital for our continuing operations, and retire our existing debt. Both the former and the amended and restated loan agreements are comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. The amended and restated loan agreement expires in January 2020. Financing costs associated with the inception of the amended and restated loan agreement of approximately $2 million were capitalized and are being amortized over the five-year life of the loan.

The term loan requires quarterly installment payments. Our scheduled term loan payments after March 31, 2015 are $11.2 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $41.3 million after 2019. The amount of term loan borrowings outstanding as of March 31, 2015 was $150 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $94.8 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2015. We had approximately $23.6 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2014.

Under the amended and restated loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding as of March 31, 2015, including term loan borrowings and revolving loan borrowings, were approximately $244.8 million. Total bank loan borrowed funds outstanding as of December 31, 2014 were $48.6 million. The fair value of outstanding debt as of March 31, 2015 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2015, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The terms of the amended and restated loan agreement require us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate hedges in February 2015 that complied with these terms. The amount of swapped debt outstanding as of March 31, 2015 is $125 million.

After taking into account the impact of hedging instruments, as of March 31, 2015, interest rates on portions of our outstanding debt ranged from 2.43% to 4.25%, and the effective interest rate on our aggregate outstanding debt was 2.97%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.7 million and $692 thousand for the quarters ended March 31, 2015 and 2014, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at March 31, 2015.

(4) Earnings Per Share

Basic earnings per share ("EPS") have been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of restricted stock awards.

	Three Months ended March 31,
	2015	2014
Basic weighted average common shares outstanding	5,369,695	5,347,435
Effect of dilutive restricted stock awards	10,522	16,991

Diluted weighted average common shares outstanding	5,380,217	5,364,426

(5) Commitments and Contingencies

Commitments

As of March 31, 2015, we have two bonded projects that had not yet been completed and the aggregate bonded amount on these projects is approximately $4 million. Our bonded projects are the subject of claims and disputes involving the subcontractors associated with the projects. We have an accrued expense related to these claims and disputes of approximately $169 thousand and $409 thousand as of March 31, 2015 and December 31, 2014, respectively. We expect all remaining bonded projects to be completed in 2015.

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

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  In April 2013, ICRC removed the case to the United States District Court for the District of Alaska.  ICRC's contract with the Maritime Administration expired on May 31, 2012. ICRC did not have a contract with the municipality of Anchorage. The litigation is expected to proceed to trial in 2016. Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed against VSE in the United States District Court for the District of Nebraska. The lawsuit asserts, among other things, breach of contract for services rendered related to the storage and manipulation of fireworks.  The services relate to a prime contract that VSE maintains with the U.S. Bureau of Alcohol Tobacco, Firearms and Explosives.  The complaint alleges that VSE has not paid Heritage the full charge for services rendered. Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

(6) Business Segments and Customer Information

Business Segments

Beginning in 2015, we have consolidated our former International and Federal Groups into a single operating group and named it our Federal Services Group. Management of our business operations is conducted under four reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") and direct sales to USPS and to other clients.

Aviation Group - Our Aviation Group, formed in January 2015 when we acquired our aviation businesses, provides MRO services, parts supply and distribution, and supply chain solutions for business aviation and regional jet aircraft engines and engine accessories.

Federal Services Group - Our Federal Services Group provides engineering, industrial, logistics, foreign military sales, and legacy equipment sustainment services to DoD and other government agencies.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies.

These segments operate under separate management teams and financial information is produced for each segment.  The entities within each of the Federal Services Group and IT, Energy and Management Consulting Group reportable segments meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Our segment information for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months
	ended March 31,
	2015	2014
Revenues:
Supply Chain Management Group	$46,242	$40,623
Aviation Group	22,764	-
Federal Services Group	37,792	63,270
IT, Energy and Management Consulting Group	13,993	15,516
Total revenues	$120,791	$119,409

Operating income:
Supply Chain Management Group	$8,306	$7,821
Aviation Group	2,113	-
Federal Services Group	(267)	2,718
IT, Energy and Management Consulting Group	1,215	1,453
Corporate/unallocated expenses	(683)	(635)
Operating income	$10,684	$11,357

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

	March 31,	December 31,
	2015	2014
Total assets:
Supply Chain Management Group	$216,098	$192,720
Aviation Group	277,844	-
Federal Services Group	38,050	36,225
IT, Energy and Management Consulting Group	24,722	49,790
Corporate/unallocated expenses	86,756	76,595
Total assets	$643,470	$355,330

Customer Information

Our revenue by customer is as follows (in thousands):

	Three Months
	ended March 31,
	2015	%	2014	%
Source of Revenues

U.S. Navy	$21,397	17.7	$24,614	20.6
Army/Army Reserve	19,171	15.9	33,698	28.2
U.S. Air Force	790	0.7	796	0.7
Total - DoD	41,358	34.3	59,108	49.5

U.S. Postal Service	44,180	36.6	39,329	32.9
Department of Energy	4,444	3.7	4,626	3.9
Department of Treasury	415	0.3	8,358	7.0
Other government	6,423	5.3	7,179	6.0
Total – Federal civilian agencies	55,462	45.9	59,492	49.8

Commercial	23,971	19.8	809	0.7

Total	$120,791	100.0	$119,409	100.0

(7) Goodwill and Intangible Assets

Changes in goodwill by operating segment for the three months ended March 31, 2015 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Aviation	Total
Balance as of December 31, 2014	$61,169	$30,883	$-	$92,052
Increase from the Aviation Acquisition	-	-	$101,720	$101,720
Balance as of March 31, 2015	$61,169	$30,883	$101,720	$193,772

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $3.6 million and $2.5 million for the three-month periods ended March 31, 2015 and 2014, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2015
Contract and customer-related	$179,004	$(36,796)	$(1,025)	$141,183
Acquired technologies	12,400	(4,306)	-	8,094
Trade names – amortizable	17,600	(5,108)	-	12,492
Total	$209,004	$(46,210)	$(1,025)	$161,769

December 31, 2014
Contract and customer-related	$93,304	$(33,840)	$(1,025)	$58,439
Acquired technologies	12,400	(4,024)	-	8,376
Trade names – amortizable	10,100	(4,706)	-	5,394
Total	$115,804	$(42,570)	$(1,025)	$72,209

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2015	Fair Value December 31, 2014
Non-COLI assets held in DSC Plan	Other assets	Level 1	$263	$253
Interest rate swaps	Accrued expenses	Level 2	$490	-
Earn-out obligation – current	Current portion of earn-out obligations	Level 3	$14,565	$9,455
Earn-out obligation – long-term	Earn-out obligations	Level 3	$30,200	-

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $490 thousand at March 31, 2015, has been reported in accrued expenses. We had no interest rate swaps in place at December 31, 2014. The offset, net of an income tax effect of approximately $189 thousand is included in accumulated other comprehensive loss in the accompanying balance sheets as of March 31, 2015. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

We utilize the Monte Carlo valuation model for our Wheeler Bros., Inc. ("WBI") and VAI earn-out obligations. Significant unobservable inputs used to value the contingent consideration include projected EBITDA and the discount rate.  The model used a discount rate of 4.5% for the WBI earn-out as of March 31, 2015. If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly higher or lower fair value measurement.

Our acquisition of WBI in 2011 required us to make additional payments to the sellers of up to a total of $40 million over a four-year post-acquisition period ending June 30, 2015 if WBI achieves certain financial performance. WBI's sellers earned approximately $2.7 million, $219 thousand and $7.1 million based on WBI's financial performances for the earn-out years ended June 30, 2014, 2013 and 2012, respectively. Included in current portion of earn-out obligations on our March 31, 2015 balance sheet is approximately $9.8 million, which represents our best estimate of the present value of the obligation. Changes in the fair value of the earn-out obligations are recorded as contract costs in the period of change through settlement. There was no change in the fair value of the VAI earn-out obligation between the acquisition date and March 31, 2015 (see Note 2, Acquisition, for further discussion of the VAI earn-out obligation).

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2014	$9,455	$-	$9,455
Fair value adjustment included in earnings	310	-	310
Additional earn-out obligation	4,800	30,200	35,000
Balance as of March 31, 2015	$14,565	$30,200	$44,765

(9) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU will become effective for us on January 1, 2017 unless the FASB delays the effective date of the new standard.  In April 2015, the FASB proposed a one-year delay in the effective date of the ASU to January 1, 2018, with an option that would permit companies to adopt the ASU as early as the original effective date.  Early adoption prior to the original effective date is not permitted.  A final decision on the effective date is expected in 2015.  We currently are assessing the impact that this standard will have on its consolidated financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified services company that assists our clients in sustaining, extending the service life, and improving the performance of their transportation, equipment, and other assets and systems. We provide sustainment services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Postal Service ("USPS"), the United States Department of Defense ("DoD"), other federal civilian agencies, commercial customers, and to other customers. Our largest customers are the USPS and the DoD. Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

Acquisition

In January 2015, we acquired four businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for corporate and regional jet aircraft engines and engine accessories (the "Aviation Acquisition"). The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC, and CT Aerospace LLC. These four businesses will operate as a combined group managed by our recently formed wholly owned subsidiary VSE Aviation, Inc., which has retained certain key management members of the former ownership group.

Organization and Segments

Beginning in 2015, we have consolidated our former International and Federal Groups into a single operating group and named it our Federal Services Group. Our operations are conducted within four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Aviation; 3) Federal Services; and 4) IT, Energy and Management Consulting.

Supply Chain Management Group – Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our wholly owned subsidiary Wheeler Bros., Inc. ("WBI"). The primary revenue source for this group is WBI's USPS Managed Inventory Program ("MIP") that supplies vehicle parts and mission critical supply chain support for the USPS truck fleet. Other current work efforts include managed inventory services and parts sales to support commercial client truck fleets, parts sales to DoD, and other projects to support the USPS.

Aviation Group – Our Aviation Group provides MRO services, parts supply and distribution, and supply chain solutions for business aviation and regional jet aircraft engines and engine accessories. This group consists of our aviation businesses acquired in January 2015. These businesses have a diversified client base serving corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, our U. S. Army Reserve vehicle refurbishment program, various vehicle and equipment maintenance and sustainment programs for U. S. Army commands, and various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and federal civilian agencies, including the United States Departments of Energy, Homeland Security, Commerce, Interior, Labor, Agriculture and Housing and Urban Development; the Social Security Administration; the Pension Benefit Guaranty Corporation; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. This group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics") and Akimeka, LLC ("Akimeka"). Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, information assurance/business continuity, program and portfolio management, network IT services, systems design and integration, quality assurance services, and product and process improvement services.

Concentration of Revenues
(in thousands)
For the three months ended March 31,

	2015		2014
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$42,946	36	$38,611	32
FMS Program	16,019	13	21,466	18
US Army Reserve	8,244	7	14,494	12
Other	53,582	44	44,838	38
Total Revenues	$120,791	100	$119,409	100

Management Outlook

We have evolved from a traditional federal government services contractor to a more diversified company with a broader client base, wider range of service offerings, and more profitable operating profile. Today we have a balanced business enterprise supported by three primary components: 1) supply chain management solutions to support ground transportation clients; 2) MRO and parts supply and distribution services to support air transportation clients; and 3) contracted services to sustain and improve the performance of transportation, equipment, and other assets and systems and for professional and technical support primarily for federal government clients. This diversification has reduced our reliance on and risks associated with the federal government budgeting process and spending priorities, increased our operating margins, and opened opportunities for growth.

Our Supply Chain Management Group has provided us with steady revenue and earnings and has become our largest revenue generator among our operating groups. Revenues have consistently increased each year since 2011 when we acquired WBI and formed this group, and this growth is continuing in 2015. The growth has resulted from continued demand for vehicle parts for the USPS fleet, success in competitively winning work for modifying the existing USPS fleet to address the sharp increase in demand for package delivery, success in marketing WBI's managed inventory competency to commercial clients operating large vehicle fleets, and increased sales of vehicle parts to the DoD. The USPS is a key client that we will continue to support with mission critical supply chain solutions as it is challenged by an aging fleet, constrained vehicle procurement resources, and changes in delivery requirements. Also, our emerging success in serving commercial vehicle fleet clients has encouraged us to sharpen our focus on extending our vehicle fleet supply chain support services to additional commercial clients and broadening our client base. We believe this provides us the potential to continue revenue growth for this group in the near future.

Our January 2015 acquisition of four aviation businesses currently managed by VSE Aviation, Inc. ("VAI") is a logical step in our strategy to expand the markets for our sustainment services. This acquisition enhances our range of service offerings, broadens our client base, and decreases our reliance on federal government procurement and budgeting decisions. When we acquired these aviation businesses, they had demonstrated growth in recent years and the former ownership was actively engaged in further growth initiatives. We expect the acquisition to open new avenues for future growth for us, including the extension of MRO and parts supply service offerings to additional engine platforms, the offering of additional product lines from other aviation manufacturers and suppliers, domestic and international geographic expansion, and the extension of these service offerings to our military markets.

Our DoD and other federal civilian agency revenues from our Federal Services and IT, Energy, and Management Consulting groups have experienced declines in recent years, including 2015, due to decreases in government spending for certain programs and services, increased competition for fewer opportunities, the expiration of programs without follow-on contract awards, international events, and circumstances related to some of our specific programs. As revenues in these legacy markets have declined, we have responded by taking active measures to adjust our cost structure and operating model to better meet the needs of these markets. We have eliminated certain management positions, consolidated our operations into a fewer number of facilities, and reduced other costs that have supported these activities. Beginning in 2015, we have consolidated our former International and Federal Groups into a single operating group and named it our Federal Services Group. We will continue cost balancing efforts to remain competitive and profitable as we go forward.

Our U.S. Navy FMS Program revenues for the past few years have been impeded by protracted delays in passing legislation required for the transfer of naval vessels to allied navies. In December 2014, legislation was passed allowing the transfer of certain vessels to selected foreign nations, which is expected to provide us with future FMS Program revenue increases. We expect to begin realizing the revenues associated with these transfers in late 2015 and in 2016. Our current contract supporting this work gives us potential contract coverage of up to $1.5 billion over a five-year period that began in January 2012. Follow on technical support services are provided to several foreign client countries, the largest of which has been the Egyptian Navy. Our revenues associated with follow on technical support services provided to the Egyptian Navy have declined in recent years due to significant domestic and political unrest in Egypt. We cannot predict how the Egyptian political situation will unfold or the long range affect it will have on our FMS Program revenues. Our work with foreign client countries, including Egypt, has given us the opportunity to develop strong business relationships with them. We are using these relationships to market our services directly to these international clients.

Our vehicle and equipment refurbishment work for the U.S. Army Reserve has been adversely affected by DoD and Department of the Army budget reductions, and we have experienced changes to contractual coverage that have adversely affected the flow of work on this program in recent years. This has resulted in a reduction in revenues and lower profit margins on this program. While future revenues on this program will likely be lower over the next few quarters on a year over year basis, revenues appear to have stabilized over the past few quarters.

Our work as the prime contractor for the U.S. Department of Treasury Executive Office for Asset Forfeiture general property program ended in 2014, and substantially all of our work on this program was completed as of March 2014. Accordingly, we had revenues for this program in 2014, but did not have revenues in 2015.

Bookings and Funded Backlog

Revenues for federal government contract work performed by our Federal Services and IT, Energy and Management Consulting Groups depend on contract funding ("bookings"), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue for these groups. While bookings and funded contract backlog generally result in revenue, occasionally we will have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

Bookings for our Supply Chain Management and Aviation Groups occur at the time of sale. Accordingly, these groups do not generally have funded contract backlog and it is not an indicator of their potential future revenues. Due to the proportion of total revenues now generated by our Supply Chain Management and Aviation Groups, we are revising our disclosure relative to bookings and funded contract backlog to include only our Federal Services and IT, Energy and Management Consulting Groups.

A summary of our bookings and revenues for our Federal Services and IT, Energy and Management Consulting Groups for the three months ended March 31, 2015 and 2014, and funded contract backlog for these groups as of March 31, 2015 and 2014 is as follows:
	(in millions)
	2015	2014
Bookings	$45	$49
Revenues	$52	$79
Funded Contract Backlog	$185	$204

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The ASU will become effective for us on January 1, 2017 unless the FASB delays the effective date of the new standard.  In April 2015, the FASB proposed a one-year delay in the effective date of the ASU to January 1, 2018, with an option that would permit companies to adopt the ASU as early as the original effective date.  Early adoption prior to the original effective date is not permitted.  A final decision on the effective date is expected in 2015.  We currently are assessing the impact that this standard will have on its consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Please refer to our 2014 Form 10-K for a full discussion of our critical accounting policies.

Revenues

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title transfer to the customer. Sales returns and allowances are not significant.

Revenue by Contract Type

Federal government contract work is performed by our Federal Services and IT, Energy and Management Consulting Groups under three general government contract types. Revenues of our Supply Chain Management and Aviation Groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (in thousands):

	Three Months ended March 31,
Contract Type	2015	%	2014	%
Fixed-price	$20,181	17	$27,052	23
Cost-type	19,697	16	42,319	35
Time and materials	11,907	10	9,338	8
Total Federal Services and IT, Energy and Management Consulting revenues	$51,785	43	78,709	66
Supply Chain Management and Aviation Group revenues	69,006	57	40,700	34
Total revenues	$120,791	100	$119,409	100

Results of Operations

Our results of operations are as follows (in thousands):

	Three months ended March 31,
	2015	2014	Change
Revenues	$120,791	$119,409	$1,382
Contract costs	108,948	107,611	1,337
Selling, general and administrative expenses	1,159	441	718
Operating Income	10,684	11,357	(673)
Interest expense, net	2,143	1,197	946
Income before income taxes	8,541	10,160	(1,619)
Provision for income taxes	3,321	3,891	(570)
Income from continuing operations	5,220	6,269	(1,049)
Loss from discontinued operations	0	(615)	(615)
Net Income	$5,220	$5,654	$(434)

Our revenues increased approximately $1.4 million or 1%, for the first quarter of March 31, 2015, as compared to the same period of 2014. Revenues from our Supply Chain Management Group increased and the addition of our Aviation Group provided increased revenues in 2015. Revenues from our Federal Services and IT, Energy and Management Consulting Groups declined compared to the prior year.

Contract costs consist primarily of cost of inventory and delivery of our products sold, direct costs including labor, material, and supplies used in the performance of our contract work, and indirect costs associated with our direct contract costs. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed.

Our contract costs increased approximately $1.3 million or 1% for the first quarter of March 31, 2015, as compared to the same period of 2014. Contract costs from our Supply Chain Management Group increased and the addition of our Aviation Group increased these costs in 2015. Contract costs from our Federal Services and IT, Energy and Management Consulting Groups decreased compared to the prior year.

Selling, general and administrative expenses consist primarily of costs and expenses not associated with the delivery of our products or performance of our services, or that are not chargeable or reimbursable on our operating contracts. These expenses include legal costs associated with contract protests, acquisitions, and other matters. Costs related to the acquisition of our aviation businesses were approximately $300 thousand for the first quarter of 2015.

Our operating income decreased approximately $673 thousand or 6% for the first quarter of March 31, 2015, as compared to the same period of 2014. Operating income from our Supply Chain Management Group increased and the addition of our Aviation Group provided increased operating income in 2015. Operating income from our Federal Services and IT, Energy and Management Consulting Groups decreased compared to the same period of 2014.

Changes in revenues, costs and expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $946 thousand for the first quarter of March 31, 2015, as compared to the same period of 2014 due to an increase in our level of bank borrowing resulting from our Aviation Acquisition in 2015. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first quarter of 2015 was approximately $406 thousand, as compared to $420 thousand for the same period of 2014.

Our effective income tax rate was 38.9% for the first quarter of March 31, 2015 as compared to 38.3% for the same period of 2014. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items can impact the difference between our statutory U.S. Federal income tax rate of 35% and our effective tax rate. The structure of our acquisition of our aviation businesses resulted in approximately $900 thousand of transaction costs that will not be deducted for tax purposes, which has increased our effective tax rate in 2015 by 0.7%.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three Months ended March 31,
	2015	2014	Change
Revenues	$46,242	$40,623	$5,619
Contract costs	37,879	32,803	5,076
Selling, general and administrative expenses	57	(1)	58
Operating income	$8,306	$7,821	$485
Profit percentage	18.0%	19.3%

Revenues for our Supply Chain Management Group increased approximately $5.6 million or 14% for the first quarter of 2015, as compared to the same period of 2014. The revenue increase resulted primarily from an increase in WBI's USPS MIP revenues of approximately $4.3 million. Contract costs increased by approximately $5.1 million or 15%, primarily due to the increase in USPS MIP revenues.

Operating income increased by approximately $485 thousand or 6%. Operating income for 2015 was reduced by approximately $413 thousand for certain non-recurring research and development costs and by approximately $310 thousand for an increase to an accrued earn-out obligation associated with our acquisition of WBI. Operating income for 2014 was reduced by approximately $174 thousand for an increase to the accrued earn-out obligation. The earn-out period for this obligation will end June 30, 2015. The profit percentage decrease resulted primarily from the non-recurring research and development costs and the difference in the earn-out obligation adjustments.

Aviation Group Results

The results of operations for our Aviation Group are as follows (in thousands):

Three Months ended March 31,
2015
Revenues	$22,764
Contract costs	20,596
Selling, general and administrative expenses	55
Operating income	$2,113
Profit percentage	9.3%

This group consists of our aviation businesses acquired in January 2015. Contract costs for this group include approximately $1.2 million of expense for amortization of intangible assets associated with the acquisition of our aviation businesses and approximately $931 thousand of allocated corporate costs.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (in thousands):

	Three Months ended March 31,
	2015	2014	Change
Revenues	$37,792	$63,270	$(25,478)
Contract costs	37,853	60,496	(22,643)
Selling, general and administrative expenses	206	56	150
Operating income	$(267)	$2,718	$(2,985)
Profit percentage	(0.7)%	4.3%

Revenues for our Federal Services Group decreased approximately $25 million or 40%, and contract costs decreased approximately $23 million or 37% for the first quarter of 2015, as compared to the same period of 2014. The revenue decrease resulted primarily from a decrease of approximately $8 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, a nonrecurring military parts order of approximately $8 million in 2014, a reduction in our Army Reserve vehicle refurbishment work of approximately $6 million, and a decrease of approximately $5 million on our FMS Program, The decrease in contract costs is attributable to the lower level of work associated with our revenue decline.

This group had an operating loss of approximately $267 thousand for the first quarter of 2015 as compared to operating income of approximately $2.7 million for the same period of 2014. Operating income and profit percentage decreases resulted primarily from the decrease in revenues and to certain facility and infrastructure costs that could not be reduced as rapidly as the decline in the revenues that these costs supported. We are continuing cost reduction efforts in this group to achieve balance between revenue levels and the supporting cost structure.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three Months ended March 31,
	2015	2014	Change
Revenues	$13,993	$15,516	$(1,523)
Contract costs	12,767	14,046	(1,279)
Selling, general and administrative expenses	11	17	(6)
Operating income	$1,215	$1,453	$(238)
Profit percentage	8.7%	9.4%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $1.5 million or 10%, and contract costs decreased approximately $1.3 million or 9% for the first quarter of 2015, as compared to the same period of 2014. The revenue and contract cost decreases resulted primarily from a reduction in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts. Operating income decreased by approximately $238 thousand or 16%. Operating income and profit percentage decreases resulted primarily from the decrease in revenue and lower profit margins associated with new contracts that replaced predecessor contracts.

Financial Condition

There has been no material adverse change in our financial condition in the first quarter of 2015. Our capital structure has changed as a result of our Aviation Acquisition and associated bank financing. Our bank debt increased by approximately $195 million during this period. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, and the Aviation Acquisition.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $205 thousand during the first quarter of 2015.

Cash provided by operating activities decreased approximately $14.4 million in the first quarter of 2015 as compared to the first quarter of 2014. The change is primarily attributable to a decrease of approximately $13.6 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $434 thousand in cash provided by net income, and a decrease of approximately $380 thousand in non-cash operating activities. Our inventories and accounts receivable comprise a significant amount of our assets, and our accounts payable comprise a significant amount of our operating liabilities. Inventory levels and accounts payable may fluctuate depending on the timing and amounts of inventory purchases. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods.

Cash used in investing activities increased approximately $191.1 million in the first quarter of 2015 as compared to the first quarter of 2014. Cash used in investing activities for 2015 included approximately $189 million for the acquisition of our aviation businesses.

Cash provided by financing activities was approximately $193 million in the first quarter of 2015 as compared to cash used in financing activities of approximately $13 million in the first quarter of 2014. This difference was primarily due to bank borrowing to finance the Aviation Acquisition in 2015.

We used approximately $535 thousand in cash to pay a dividend of $0.10 per share during the first quarter of 2015. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated accounts receivable, inventory, and accounts payable, and from profitability. Significant increases or decreases in revenues and accounts receivable, inventory, and accounts payable can impact our liquidity. Our accounts receivable and accounts payable levels can be affected by changes in the level of contract work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding. Our inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies. Our acquisition of our aviation businesses in January 2015 required a significant use of our cash.

Our external financing consists of an amended loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The amended agreement was put in place in January 2015 concurrent with our Aviation Acquisition, with a termination date of January 2020.

The term loan requires quarterly installment payments. Our scheduled term loan payments after March 31, 2015 are $11.2 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 in 2018, $30 million in 2019, and $41.3 million in 2020. The amount of our term loan borrowings outstanding as of March 31, 2014 was $150 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of March 31, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $94.8 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2015. The timing of certain payments made and collections received associated with our subcontractor, materials, and inventory requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under the amended and restated loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2015, the LIBOR base margin was 2.25% and the base rate base margin was 1.0%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

The amended loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed such compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of March 31, 2015, interest rates on portions of our outstanding debt ranged from 2.43% to 4.25%, and the effective interest rate on our aggregate outstanding debt was 2.97%.

The amended loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at March 31, 2015.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	3.30 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	2.09 to 1

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. With the term loan swap in place, we pay an effective rate of 1.129% plus our base margin as of February 2015. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. With the revolving loan swap in place, we pay an effective rate of 0.95% plus our base margin as of February 2015.

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

In connection with our Aviation Acquisition, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating corporate functions at VSE that previously existed at the Aviation Acquisition such as entity level control and certain financial reporting controls. Certain control structure items remain in operation at the Aviation Acquisition, primarily related to the financial reporting, information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structure at the Aviation Acquisition have been modified to appropriately oversee and incorporate these activities into the overall control structure.

There was no change in our internal control over financial reporting during our first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.  Legal Proceedings

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed against VSE in the United States District Court for the District of Nebraska. The lawsuit asserts, among other things, breach of contract for services rendered related to the storage and manipulation of fireworks.  The services relate to a prime contract that VSE maintains with the U.S. Bureau of Alcohol Tobacco, Firearms and Explosives.  The complaint alleges that VSE has not paid Heritage the full charge for services rendered.  Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

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

VSE CORPORATION
Date: May 1, 2015	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating
Officer

Date: May 1, 2015	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)