Form 10-Q
period 2015-06-30
VSE CORP
filed 2015-07-30
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of July 22, 2015: 5,374,863

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on March 6, 2015 ("2014 Form 10-K").

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$444	$263
Receivables	76,685	59,391
Inventories	113,699	49,363
Deferred tax assets	4,577	1,834
Other current assets	12,557	11,517
Total current assets	207,962	122,368

Property and equipment, net	64,988	52,911
Intangible assets, net	157,668	72,209
Goodwill	184,384	92,052
Other assets	17,028	15,790
Total assets	$632,030	$355,330

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$15,682	$24,837
Accounts payable	36,167	29,424
Current portion of earn-out obligations	23,807	9,455
Accrued expenses and other current liabilities	24,688	23,245
Dividends payable	591	536
Total current liabilities	100,935	87,497

Long-term debt, less current portion	226,384	23,563
Deferred compensation	13,787	12,563
Long-term lease obligations, less current portion	23,988	24,584
Earn-out obligation, less current portion	12,281	-
Deferred income taxes	38,525	1,634
Total liabilities	415,900	149,841

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,374,863 and 5,358,261 respectively	269	268
Additional paid-in capital	21,597	20,348
Retained earnings	194,442	184,873
Accumulated other comprehensive loss	(178)	-
Total stockholders' equity	216,130	205,489
Total liabilities and stockholders' equity	$632,030	$355,330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Revenues:
Products	$80,238	$42,338	$149,959	$82,983
Services	50,888	65,624	101,958	144,388
Total revenues	131,126	107,962	251,917	227,371

Contract costs:
Products	68,822	34,069	128,160	66,783
Services	49,850	62,412	99,460	137,309
Total contract costs	118,672	96,481	227,620	204,092

Selling, general and administrative expenses	958	778	2,117	1,219

Operating income	11,496	10,703	22,180	22,060

Interest expense, net	2,417	1,090	4,560	2,287

Income before income taxes	9,079	9,613	17,620	19,773

Provision for income taxes	3,600	3,669	6,921	7,560

Income from continuing operations	5,479	5,944	10,699	12,213

Loss from discontinued operations, net of tax	-	(279)	-	(894)

Net income	$5,479	$5,665	$10,699	$11,319

Basic earnings per share:
Income from continuing operations	$1.02	$1.11	$1.99	$2.28
Loss income from discontinued operations	-	(0.05)	-	(0.17)
Net income	$1.02	$1.06	$1.99	$2.11

Basic weighted average shares outstanding	5,374,863	5,355,698	5,372,293	5,351,589

Diluted earnings per share:
Income from continuing operations	$1.02	$1.11	$1.99	$2.28
Loss from discontinued operations	-	(0.05)	-	(0.17)
Net income	$1.02	$1.06	$1.99	$2.11

Diluted weighted average shares outstanding	5,390,821	5,368,166	5,385,548	5,366,306

Dividends declared per share	$0.11	$0.10	$0.21	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Net income	$5,479	$5,665	$10,699	$11,319

Change in fair value of interest rate swap agreements, net of tax	123	43	(178)	201

Comprehensive income	$5,602	$5,708	$10,521	$11,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months
	ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,699	$11,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,778	9,554
Deferred taxes	(1,602)	(812)
Stock-based compensation	1,416	1,488
Earn-out obligation adjustment	527	787
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(6,190)	16,253
Inventories	(8,792)	(4,793)
Other current assets and noncurrent assets	1,443	(1,026)
Accounts payable and deferred compensation	(721)	(5,201)
Accrued expenses and other current liabilities	(5,047)	(1,066)
Long-term lease obligations	(581)	(567)

Net cash provided by operating activities	3,930	25,936

Cash flows from investing activities:
Purchases of property and equipment	(5,212)	(1,828)
Proceeds from the sale of property and equipment	227	-
Cash paid for acquisitions, net of cash acquired	(188,771)	-

Net cash used in investing activities	(193,756)	(1,828)

Cash flows from financing activities:
Borrowings on loan arrangement	351,596	142,039
Repayments on loan arrangement	(156,994)	(164,375)
Payment of debt financing costs	(2,699)	-
Payments on capital lease obligations	(479)	(413)
Payments of taxes for equity transactions	(342)	(314)
Dividends paid	(1,075)	(963)

Net cash provided by (used in) financing activities	190,007	(24,026)

Net increase in cash and cash equivalents	181	82
Cash and cash equivalents at beginning of period	263	220
Cash and cash equivalents at end of period	$444	$302

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2014 Form 10-K.

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

We have made the following additions to our significant accounting policies as a result of our Aviation Acquisition in January 2015 (see Note 2):

Revenues

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title transfers to the customer. Sales returns and allowances are not significant.

Inventories

Our Aviation Group inventories are stated at lower of cost or market. Our Aviation Group inventories primarily consist of corporate and regional jet aircraft engines and jet aircraft engine accessories and parts. Cost for purchased engines and parts is determined by the specific identification method. Included in inventory are related purchasing, overhaul labor, storage, and handling costs. We also purchase aircraft engines for disassembly to individual parts and components.

(2) Acquisition

On January 28, 2015, we acquired four businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for corporate and regional jet aircraft engines and jet aircraft engine accessories. The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and Germany-based operations), and CT Aerospace LLC (collectively, the "Aviation Acquisition"). These four businesses are operating as a combined group managed by our recently formed wholly owned subsidiary VSE Aviation, Inc ("VAI"). The Aviation Acquisition provides diversification by adding more service offerings and broadening our client base.

The initial purchase consideration paid at closing for the Aviation Acquisition was approximately $189 million (subject to adjustment). We may also be required under an earn-out obligation to make additional purchase price payments of up to $40 million if the Aviation Acquisition meets certain financial targets during the first two post-closing years. An additional $5 million purchase price consideration will be payable if certain of the acquired businesses surpass certain financial targets during any 12 consecutive month period in 2014 and 2015. Of the payment made at closing, $18 million was deposited into an escrow account to secure the sellers' indemnification obligations (the "Indemnification Amount"). Any remaining Indemnification Amount at the end of the indemnification period not encumbered as a result of any indemnification claims will be distributed to the sellers. VAI's results of operations are included in the accompanying unaudited consolidated financial statements beginning on the acquisition date of January 28, 2015.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

VAI had revenues of approximately $54.7 million and operating income of approximately $4.7 million from the acquisition date through June 30, 2015.

We are in the process of finalizing our valuation of the assets acquired and liabilities assumed. The fair values assigned to our earn-out obligation and intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on our preliminary valuation, the total estimated consideration of approximately $189 million, which included an estimated final cash and net working capital and other adjustments of approximately $5 million. Additional cash consideration of approximately $2.4 million due to the sellers based on the final cash and net working capital and other adjustments was recorded as additional goodwill and an accrued liability during June 2015. The $2.4 million was paid to the sellers in July 2015. The total estimated purchase price has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed (including deferred taxes on identifiable intangible assets that are not deductible for income tax purposes), as follows (in thousands):

Description	Fair Value
Cash	$686
Accounts receivable	11,104
Inventory	55,544
Prepaid expenses and other current assets	2,641
Property and equipment	11,461
Customer relationships	85,700
Trade name	7,500
Goodwill	92,332
Accounts payable	(8,688)
Accrued expenses and other current liabilities	(4,446)
Long-term deferred tax liability	(35,861)
$217,973

Cash consideration	$191,867
Acquisition date fair value of earn-out obligation	26,106
Total	$217,973

The estimated value attributed to customer relationships is being amortized on a straight-line basis using weighted average useful lives of approximately 14 years. The estimated value attributed to trade name is being amortized on a straight-line basis over nine years. None of the value attributed to goodwill, customer relationships and trade name is deductible for income tax purposes. The amount of goodwill recorded for the Aviation Acquisition was approximately $92.3 million and reflects the strategic advantage of expanding our supply chain management and MRO capabilities through the addition of new service offerings to new markets.
We incurred approximately $135 thousand and $413 thousand of acquisition-related expenses during the three and six months ended June 30, 2015 which are included in selling, general and administrative expenses.
The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the Aviation Acquisition which occurred on January 28, 2015, occurred at the beginning of the periods presented or the results that may occur in the future. The following unaudited pro forma results of operations assume the Aviation Acquisition had occurred on January 1, 2014 (in thousands except per share amounts):

	Six Months ended June 30,
	2015	2014

Revenue	$259,322	$283,231
Income from continuing operations	$10,942	$14,147
Basic earnings per share	$2.04	$2.65
Diluted earnings per share	$2.03	$2.64

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

(3)  Debt

We have a loan agreement with a group of banks. In January 2015, we amended and restated the loan agreement to fund the Aviation Acquisition, provide working capital for our continuing operations, and retire our existing debt. Both the former and the amended and restated loan agreements are comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. The amended and restated loan agreement expires in January 2020. Financing costs associated with the inception of the amended and restated loan agreement of approximately $2.7 million were capitalized and are being amortized over the five-year life of the loan.

The term loan requires quarterly installment payments. Our scheduled term loan payments after June 30, 2015 are $7.5 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $41.3 million after 2019. The amount of term loan borrowings outstanding as of June 30, 2015 was $146.3 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $97 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2015. We had approximately $23.6 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2014.

Under the amended and restated loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding as of June 30, 2015, including term loan borrowings and revolving loan borrowings, were approximately $243.2 million. Total bank loan borrowed funds outstanding as of December 31, 2014 were $48.6 million. The fair value of outstanding debt as of June 30, 2015 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2015, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The terms of the amended and restated loan agreement require us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate hedges in February 2015 that complied with these terms. The amount of swapped debt outstanding as of June 30, 2015 is $125 million.

After taking into account the impact of hedging instruments, as of June 30, 2015, interest rates on portions of our outstanding debt ranged from 2.44% to 4.25%, and the effective interest rate on our aggregate outstanding debt was 2.97%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.9 million and $586 thousand for the quarters ended June 30, 2015 and 2014, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.4 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at June 30, 2015.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Basic weighted average common shares outstanding	5,374,863	5,355,698	5,372,293	5,351,589
Effect of dilutive shares	15,958	12,468	13,255	14,717
Diluted weighted average common shares outstanding	5,390,821	5,368,166	5,385,548	5,366,306

(5) Commitments and Contingencies

Commitments

As of June 30, 2015, we had two uncompleted bonded projects and the aggregate bonded amount on these projects was approximately $4 million. Our bonded projects are the subject of claims and disputes involving the subcontractors associated with the projects. We expect the two remaining bonded projects to be completed in 2015.

Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is expected to proceed to trial in late 2016. While the results of litigation cannot be predicted with certainty, we do not anticipate that this litigation will have a material adverse effect on our results of operations or financial position.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation.  In April 2013, ICRC removed the case to the United States District Court for the District of Alaska.  ICRC's contract with the Maritime Administration expired on May 31, 2012. ICRC did not have a contract with the municipality of Anchorage. The litigation is expected to proceed to trial in late 2016 or early 2017. Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

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
June 30, 2015

(6) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under four reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") and direct sales to the United States Postal Service ("USPS") and to other clients.

Aviation Group - Our Aviation Group, formed in January 2015 when we completed the Aviation Acquisition, provides MRO services, parts supply and distribution, and supply chain solutions for business aviation and regional jet aircraft engines and engine accessories.

Federal Services Group - Our Federal Services Group, which represents the consolidation in the beginning of 2015 of our former International and Federal groups, provides engineering, industrial, logistics, foreign military sales, and legacy equipment sustainment services to the United States Department of Defense (" DoD") and other government agencies.

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

Our segment information for the three- and six-months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three months		Six months
	2015	2014	2015	2014
Revenues:
Supply Chain Management Group	$47,872	$42,313	$94,114	$82,936
Aviation Group	31,904	-	54,668	-
Federal Services Group	37,742	49,931	75,534	113,202
IT, Energy and Management Consulting Group	13,608	15,718	27,601	31,233
Total revenues	$131,126	$107,962	$251,917	$227,371

Operating income:
Supply Chain Management Group	$8,681	$7,697	$16,987	$15,518
Aviation Group	2,604	-	4,717	-
Federal Services Group	(356)	1,646	(623)	4,364
IT, Energy and Management Consulting Group	1,488	1,832	2,703	3,285
Corporate/unallocated expenses	(921)	(472)	(1,604)	(1,107)
Operating income	$11,496	$10,703	$22,180	$22,060

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

	June 30,	December 31,
	2015	2014
Total assets:
Supply Chain Management Group	$190,372	$192,720
Aviation Group	272,890	-
Federal Services Group	33,823	36,225
IT, Energy and Management Consulting Group	49,633	49,790
Corporate	85,312	76,595
Total assets	$632,030	$355,330

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	%	2014	%	2015	%	2014	%
Source of Revenues
U.S. Navy	$22,607	17.2	$24,142	22.4	$44,004	17.4	$48,756	21.5
Army/Army Reserve	18,557	14.2	28,026	26.0	37,728	15.0	61,724	27.1
U.S. Air Force	924	0.7	809	0.7	1,714	0.7	1,605	0.7
Total - DoD	42,088	32.1	52,977	49.1	83,446	33.1	112,085	49.3

U.S. Postal Service	45,339	34.5	41,263	38.2	89,519	35.5	80,592	35.4
Department of Energy	4,662	3.6	4,923	4.5	9,106	3.6	9,549	4.2
Department of Treasury	572	0.4	573	0.5	987	0.4	8,931	3.9
Other government	4,801	3.7	7,288	6.8	11,224	4.5	14,467	6.4
Total – Federal civilian agencies	55,374	42.2	54,047	50.0	110,836	44.0	113,539	49.9

Commercial Aviation	31,904	24.3	-	-	54,668	21.7	-	-
Other commercial	1,760	1.4	938	0.9	2,967	1.2	1,747	0.8
Commercial	33,664	25.7	938	0.9	57,635	22.9	1,747	0.8

Total	$131,126	100	$107,962	100	$251,917	100	$227,371	100

(7) Goodwill and Intangible Assets

Changes in goodwill by operating segment for the three and six months ended June 30, 2015 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Aviation	Total
Balance as of December 31, 2014	$61,169	$30,883	$-	$92,052
Increase from the Aviation Acquisition	-	-	92,332	92,332
Balance as of June 30, 2015	$61,169	$30,883	$92,332	$184,384

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $4.1 million and $7.7 million for the three- and six-month periods ended June 30, 2015 and approximately $2.6 million and $5.1 million for the three- and six-month periods ended June 30, 2014, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2015
Contract and customer-related	$179,004	$(40,152)	$(1,025)	$137,827
Acquired technologies	12,400	(4,587)	-	7,813
Trade names – amortizable	17,600	(5,572)	-	12,028
Total	$209,004	$(50,311)	$(1,025)	$157,668

December 31, 2014
Contract and customer-related	$93,304	$(33,840)	$(1,025)	$58,439
Acquired technologies	12,400	(4,024)	-	8,376
Trade names – amortizable	10,100	(4,706)	-	5,394
Total	$115,804	$(42,570)	$(1,025)	$72,209

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2015	Fair Value December 31, 2014
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$265	$253
Interest rate swaps	Accrued expenses	Level 2	$289	-
Earn-out obligation - current	Current portion of earn-out obligations	Level 3	$23,807	$9,455
Earn-out obligation - long-term	Earn-out obligations	Level 3	$12,281	-

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $289 thousand at June 30, 2015, has been reported in accrued expenses. We had no interest rate swaps in place at December 31, 2014. The offset, net of an income tax effect of approximately $111 thousand is included in accumulated other comprehensive loss in the accompanying balance sheets as of June 30, 2015. The amounts paid and received on the swap agreements will be recorded in interest expense as yield adjustments in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

We utilize the Monte Carlo valuation model for our Wheeler Bros., Inc. ("WBI") and Aviation Acquisition earn-out obligations. Significant unobservable inputs used to value the contingent consideration include projected earnings before interest, taxes, depreciation and amortization and the discount rate.  The model used a discount rate of 4.5% for the WBI earn-out as of June 30, 2015. If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly higher or lower fair value measurement.

Our acquisition of WBI in 2011 required us to make additional payments to the sellers of up to a total of $40 million over a four-year post-acquisition period that ended June 30, 2015 if WBI achieves certain financial performance. WBI's sellers earned approximately $2.7 million, $219 thousand and $7.1 million based on WBI's financial performances for the earn-out years ended June 30, 2014, 2013 and 2012, respectively. Included in current portion of earn-out obligations on our June 30, 2015 balance sheet is approximately $10 million, which represents our best estimate of the present value of our earn-out obligation for the final WBI earn-out year, which ended June 30, 2015. Changes in the fair value of the earn-out obligations are recorded as contract costs in the period of change through settlement. The acquisition date fair value of the Aviation Acquisition earn-out obligation decreased approximately $8.9 million. There was no change in the fair value of the Aviation Acquisition earn-out obligation between the acquisition date and June 30, 2015 (see Note 2, Acquisition, for further discussion of the Aviation Acquisition earn-out obligation).

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2014	$9,455	$-	$9,455
Fair value adjustment included in earnings	527	-	527
Additional earn-out obligation	13,825	12,281	26,106
Balance as of June 30, 2015	$23,807	$12,281	$36,008

(9) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The effective date of the ASU was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. We currently are assessing the impact that this standard will have on our consolidated financial statements.

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

Acquisition

In January 2015, we acquired four businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for general aviation jet aircraft engines and jet aircraft engine accessories (the "Aviation Acquisition"). The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC, and CT Aerospace LLC. These four businesses operate as a combined group managed by our wholly owned subsidiary VSE Aviation, Inc., which retained certain key management members of the former ownership group.

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

Aviation Group – Our Aviation Group provides MRO services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and jet aircraft engine accessories. This group consists of our aviation businesses acquired in January 2015 (the "Aviation Acquisition"). These businesses have a diversified client base serving corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, our U. S. Army Reserve vehicle refurbishment program, various vehicle and equipment maintenance and sustainment programs for U. S. Army commands, and various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program. The Federal Services Group represents the consolidation in the beginning of 2015 of our former International and Federal groups.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and federal civilian agencies, including the United States Departments of Energy, Homeland Security, Commerce, Treasury, and Interior; the Social Security Administration; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients. This group consists of our wholly owned subsidiaries Energetics Incorporated ("Energetics") and Akimeka, LLC ("Akimeka"). Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, business continuity, program and portfolio management, network IT services, cloud managed services, systems design and integration, quality assurance services, and product and process improvement services.

Concentration of Revenues
(in thousands)
	For the six months ended June 30,
	2015		2014
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$86,665	34	$78,963	35
FMS Program	33,124	13	42,534	19
U.S. Army Reserve	16,662	7	29,330	13
Other	115,466	46	76,544	33
Total Revenues	$251,917	100	$227,371	100

Management Outlook

We have taken active measures in recent years to grow and enhance the quality of our revenues. Through acquisitions and strategic marketing initiatives, we have added new clients and revenue streams to replace the loss of business in our federal contracting operations. In doing so, we have focused on reducing our reliance on federal government budgets, increasing our operating margins, and creating opportunities for growth. We have evolved from a traditional federal government services contractor to a more diversified company with a broader client base, wider range of service offerings, and more profitable operating outlook. Today we have a balanced business enterprise supported by three primary components: 1) supply chain management solutions to support ground transportation clients; 2) MRO and parts supply and distribution services to support air transportation clients; and 3) contracted services to sustain and improve the performance of transportation, equipment, and other assets and systems and for professional and technical support primarily for federal government clients.

Our Supply Chain Management Group continues to be the strongest contributor to our operating results. We are pleased with this group's growth in both new and existing markets and service offerings. WBI's vehicle parts supply and inventory management support for the USPS truck fleet, and support to the USPS in adapting its fleet for greater package delivery demand, are the primary drivers of this group's growth and successful results. The USPS is a key client for which our mission critical supply chain support will continue to be an essential element in sustaining its aging fleet as this client embarks on a lengthy transition to a new replacement fleet. We are confident that our years of service to and knowledge of this client's needs positions us well to participate on an industry team in the prospective competition to provide the next generation USPS delivery vehicles. Independent of that outcome, we anticipate servicing this eventual replacement fleet in the same manner we serve the existing fleet. We also are seeing successful results from marketing WBI's managed inventory competency to commercial clients operating large vehicle fleets, and increased sales of vehicle parts to the DoD. We believe the potential exists to continue revenue growth for this group in the near future.

The integration of the four aviation businesses constituting our Aviation Group managed by our wholly owned subsidiary VSE Aviation, Inc. ("VAI") is proceeding well and operating results are meeting our expectations. The Aviation Group has provided us with a wide range of new clients and we are seeking to extend these new service offerings to our traditional U.S. and international military client base. Our Aviation Group has become a valuable part of our strategy to expand our markets for sustainment services while diversifying, stabilizing, and strengthening the quality of our revenue base and decreasing our reliance on our traditional military markets.

Our DoD and other federal civilian agency revenues from our Federal Services and IT, Energy, and Management Consulting groups have experienced declines in recent years, including 2015, due to decreases in government spending for certain programs and services and circumstances related to some of our specific programs. Our U.S. Navy FMS Program revenues for the past few years have been adversely affected by congressional delays in passing legislation required for the transfer of naval vessels to allied navies and by international events. Our vehicle and equipment refurbishment work for the U.S. Army Reserve has been adversely affected by DoD and Department of the Army budget reductions and changes to contractual coverage that have adversely affected the flow of work on this program. Substantially all of our work as the prime contractor for the U.S. Department of Treasury Executive Office for Asset Forfeiture general property program was completed as of March 2014. While these circumstances will again likely cause results to be lower for 2015 than the prior year, revenue levels have stabilized over the past few quarters. Legislation was passed in December 2014 allowing the transfer of certain vessels to selected foreign nations, which is expected to provide us with future FMS Program revenue increases. In addition, we have seen an increase in contract awards, including our recently announced award to provide logistics support services to the Fort Benning Logistics Readiness Center.

Through our work with foreign client countries, we have developed strong international business relationships through which we are marketing our services to international clients.

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

Bookings for our Supply Chain Management and Aviation groups occur at the time of sale. Accordingly, these groups do not generally have funded contract backlog and such a backlog is not an indicator of their potential future revenues. Due to the proportion of total revenues generated by our Supply Chain Management and Aviation groups, we include only our Federal Services and IT, Energy and Management Consulting groups in our disclosure relative to bookings and funded contract backlog.

A summary of our bookings and revenues for our Federal Services and IT, Energy and Management Consulting groups for the six months ended June 30, 2015 and 2014, and funded contract backlog for these groups as of June 30, 2015 and 2014 is as follows:
	(in millions)
	2015	2014
Bookings	$87	$89
Revenues	$103	$144
Funded Contract Backlog	$176	$177

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The effective date of the ASU was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. We currently are assessing the impact that this standard will have on our consolidated financial statements.

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

Revenue by Contract Type

Federal government contract work is performed by our Federal Services and IT, Energy and Management Consulting groups under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (in thousands):

	Six months ended June 30,
Contract Type	2015	%	2014	%
Fixed-price	$38,764	15	$48,128	21
Cost-type	40,600	16	75,751	33
Time and materials	23,771	10	20,556	9
Total Federal Services and IT, Energy and Management Consulting revenues	$103,135	41	144,435	63
Supply Chain Management and Aviation revenues	148,782	59	82,936	37
Total revenues	$251,917	100	$227,371	100

Results of Operations

Our results of operations are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Revenues	$131,126	$107,962	$251,917	$227,371	$23,164	$24,546
Contract costs	118,672	96,481	227,620	204,092	22,191	23,528
Selling, general and administrative expenses	958	778	2,117	1,219	180	898
Operating Income	11,496	10,703	22,180	22,060	793	120
Interest expense, net	2,417	1,090	4,560	2,287	1,327	2,273
Income before income taxes	9,079	9,613	17,620	19,773	(534)	(2,153)
Provision for income taxes	3,600	3,669	6,921	7,560	(69)	(639)
Income from continuing operations	5,479	5,944	10,699	12,213	(465)	(1,514)
Loss from discontinued operations	-	(279)	-	(894)	279	894
Net Income	$5,479	$5,665	$10,699	$11,319	$(186)	$(620)

Our revenues increased approximately $23 million or 21% for the second quarter of 2015, and approximately $25 million or 11% for the first six months of 2015, as compared to the same periods of 2014. Revenues from our Supply Chain Management Group increased and the addition of our Aviation Group provided increased revenues in 2015. Revenues from our Federal Services and IT, Energy and Management Consulting groups declined compared to the prior year.

Contract costs consist primarily of cost of inventory and delivery of our products sold, direct costs including labor, material, and supplies used in the performance of our contract work, and indirect costs associated with our direct contract costs. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed.

Our contract costs increased approximately $22 million or 23% for the second quarter of 2015, and approximately $24 million or 12% for the first six months of 2015, as compared to the same periods of 2014. Contract costs from our Supply Chain Management Group increased and the addition of our Aviation Group increased these costs in 2015. Contract costs from our Federal Services and IT, Energy and Management Consulting groups decreased compared to the prior year.

Selling, general and administrative expenses consist primarily of costs and expenses not associated with the delivery of our products or performance of our services, or that are not chargeable or reimbursable on our operating contracts. These expenses include legal costs associated with contract protests, acquisitions, and other matters. Costs related to the acquisition of our aviation businesses were approximately $413 thousand for the first six months of 2015.

Our operating income increased approximately $793 thousand or 7% for the second quarter of 2015, and approximately $120 thousand or 1% for the first six months of 2015, as compared to the same periods of 2014. Operating income from our Supply Chain Management Group increased and the addition of our Aviation Group provided increased operating income in 2015. Our Federal Services Group had operating losses for the second quarter and first six months of 2015 and operating income for the same periods of 2014. Operating income from our and IT, Energy and Management Consulting Group decreased compared to the same periods of 2014.

Changes in revenues, costs and expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $1.3 million for the second quarter of 2015, and approximately $2.3 million for the first six months of 2015, as compared to the same periods of 2014 due to an increase in our level of bank borrowing resulting from our Aviation Acquisition in 2015. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this lease for the first six months of 2015 was approximately $813 thousand, as compared to $841 thousand for the same period of 2014.

Our effective income tax rate was 39.3% for the first six months of 2015 as compared to 38.2% for the same period of 2014. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items can impact the difference between our statutory U.S. Federal income tax rate of 35% and our effective tax rate. The structure of the Aviation Acquisition resulted in approximately $900 thousand of transaction costs that will not be deducted for tax purposes and as a result our effective tax rate in 2015 has increased by 0.8%.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Revenues	$47,872	$42,313	$94,114	$82,936	$5,559	$11,178
Contract costs	39,133	34,579	77,012	67,382	4,554	9,630
Selling, general and administrative expenses	58	37	115	36	21	79
Operating Income	$8,681	$7,697	$16,987	$15,518	$984	$1,469
Profit percentage	18.1%	18.2%	18.0%	18.7%

Revenues for our Supply Chain Management Group increased approximately $5.6 million or 13% for the second quarter of 2015, as compared to the same period of 2014. Revenues increased approximately $11.2 million or 13% for the six months ended June 30, 2015, as compared to the same period for the prior year. The revenue increases resulted primarily from an increase in WBI's USPS MIP revenues of approximately $7.7 million for the six months. Contract costs increased by approximately $4.6 million or 13% for the quarter and approximately $9.6 million or 14% for the six months, primarily due to the increase in USPS MIP revenues.

Operating income increased by approximately $984 thousand or 13% for the quarter and approximately $1.5 million or 9% for the six months, primarily due to the increase in USPS MIP revenue.

Operating income was reduced by certain non-recurring research and development costs for 2015, and reduced by an increase to an accrued earn-out obligation associated with our acquisition of WBI for 2015 and 2014. The non-recurring research and development costs reduced 2015 operating income by approximately $345 thousand for the second quarter and approximately $824 thousand for the six months. The increase to the accrued earn-out obligation reduced 2015 operating income by approximately $217 thousand for the second quarter and $527 thousand for the six months. Earn-out related 2014 operating income reductions were approximately $613 thousand for the second quarter and approximately $787 thousand for the six months. The earn-out period related to our WBI acquisition ended at June 30, 2015, finalizing the earn-out obligation amount. Consequently, the value of this obligation will not be subject to future adjustments.

Aviation Group Results

The results of operations for our Aviation Group are as follows (in thousands):

	Three Months ended June 30,	Six Months ended June 30,
	2015	2015
Revenues	$31,904	$54,668
Contract costs	29,272	49,868
Selling, general and administrative expenses	28	83
Operating income	$2,604	$4,717
Profit percentage	8.2%	8.6%

The Aviation Group consists of our aviation businesses acquired in January 2015. Contract costs for this group include expense for amortization of intangible assets associated with the acquisition of our aviation businesses and allocated corporate costs. Expense for amortization of intangible assets was approximately $1.7 million for the second quarter and $2.9 million for the six months. Allocated corporate costs were approximately $1.2 million for the second quarter and approximately $2.1 million for the six months.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Revenues	$37,742	$49,931	$75,534	$113,202	$(12,189)	$(37,668)
Contract costs	37,744	48,040	75,597	108,537	(10,296)	(32,940)
Selling, general and administrative expenses	354	245	560	301	109	259
Operating Income	$(356)	$1,646	$(623)	$4,364	$(2,002)	$(4,987)
Profit percentage	(0.9%)	3.3%	(0.8%)	3.9%

Revenues for our Federal Services Group decreased approximately $12.2 million or 24% for the second quarter of 2015 and decreased approximately $37.7 million or 33% for the six months ended June 30, 2015, as compared to the same periods for the prior year. Contract costs decreased approximately $10.3 million or 21%, for the second quarter of 2015, and decreased approximately $32.9 million, or 30%, for the six months ended June 30, 2015, as compared to the same periods for the prior year.

The second quarter revenue decrease resulted primarily from a decrease of approximately $6.4 million associated with a reduction in our Army Reserve vehicle refurbishment work, and a decrease of approximately $4 million associated with a reduction in our FMS Program services. The six month revenue decrease resulted primarily from a decrease of approximately $12.7 million associated with a reduction in our Army Reserve vehicle refurbishment work, a decrease of approximately $9.4 million associated with a reduction in our FMS Program services, a decrease of approximately $8.9 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, and a nonrecurring military parts order of approximately $8 million in 2014. The decrease in contract costs is attributable to the lower level of work associated with our revenue decline.

This group had operating losses of approximately $356 thousand for the second quarter of 2015 and approximately $623 thousand for the six months ended June 30, 2105, as compared to operating income of approximately $1.6 million and $4.4 million for the same periods of 2014. Operating income and profit percentage decreases resulted primarily from the decrease in revenues and to certain facility and infrastructure costs that could not be reduced as rapidly as the decline in the revenues that these costs supported. We have reduced costs in this group and are continuing our efforts to achieve balance between revenue levels and the supporting cost structure.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2015	2014	2015	2014	Months	Months
Revenues	$13,608	$15,718	$27,601	$31,233	$(2,110)	$(3,632)
Contract costs	12,097	13,870	24,864	27,915	(1,773)	(3,051)
Selling, general and administrative expenses	23	16	34	33	7	1
Operating Income	$1,488	$1,832	$2,703	$3,285	$(344)	$(582)
Profit percentage	10.9%	11.7%	9.8%	10.5%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $2.1 million or 13% for the second quarter of 2015, and decreased approximately $3.6 million or 12% for the six months ended June 30, 2015, as compared to the same periods for the prior year. Contract costs decreased approximately $1.8 million or 13% for the second quarter of 2015 and decreased approximately $3.1 million or 11% for the six months ended June 30, 2015, as compared to the same period of 2014. The revenue and contract cost decreases resulted primarily from a reduction in services performed due to contract expirations and a decline in services ordered by clients on continuing contracts.

Operating income decreased by approximately $344 thousand or 19% for the second quarter, and decreased approximately $582 thousand or 18% for the six months. Operating income and profit percentage decreases resulted primarily from the decrease in revenue and lower profit margins associated with new contracts that replaced predecessor contracts.

Financial Condition

There has been no material adverse change in our financial condition in the first six months of 2015. Our capital structure has changed as a result of our Aviation Acquisition and associated bank financing. Our bank debt increased by approximately $195 million during this period. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, and the Aviation Acquisition.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $181 thousand during the first six months of 2015.

Cash provided by operating activities decreased approximately $22 million in the first six months of 2015 as compared to the first six months of 2014. The change is primarily attributable to a decrease of approximately $23 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $620 thousand in cash provided by net income, and an increase of approximately $2 million in non-cash operating activities.

Our inventories and accounts receivable comprise a significant amount of our assets, and our accounts payable comprise a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $8.8 million and cash used related to increases in accounts receivable was approximately $6.2 million for 2015. Inventory levels and accounts payable may fluctuate depending on the timing and amounts of inventory purchases. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations.

Cash used in investing activities increased approximately $192 million in the first six months of 2015 as compared to the first six months of 2014. Cash used in investing activities for 2015 included approximately $189 million for the Aviation Acquisition.

Cash provided by financing activities was approximately $190 million in the first six months of 2015 as compared to cash used in financing activities of approximately $24 million in the first six months of 2014. This difference was primarily due to bank borrowing to finance our Aviation Acquisition in 2015.

We used approximately $1 million in cash to pay dividends of $0.20 per share during the first six months of 2015. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable, and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable, and accounts payable can impact our liquidity. Our inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases. Our accounts receivable and accounts payable levels can be affected by changes in the level of contract work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding.

We also purchase property and equipment and invest in expansion, improvement, and maintenance of our operational and administrative facilities. From time to time, we may also invest in the acquisition of other companies. Our Aviation Acquisition in January 2015 required a significant use of our cash.

Our external financing consists of an amended loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The amended agreement was put in place in January 2015 concurrent with our Aviation Acquisition, with a termination date of January 2020.

The term loan requires quarterly installment payments. Our scheduled term loan payments after June 30, 2015 are $7.5 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 in 2018, $30 million in 2019, and $41.3 million in 2020. The amount of our term loan borrowings outstanding as of June 30, 2015 was $146.3 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of June 30, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $97 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2015. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under the amended and restated loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2015, the LIBOR base margin was 2.25% and the base rate base margin was 1.0%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

The amended loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed such compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of June 30, 2015, interest rates on portions of our outstanding debt ranged from 2.44% to 4.25%, and the effective interest rate on our aggregate outstanding debt was 2.97%.

The amended loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at June 30, 2015.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	3.36 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	2.12 to 1

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. With the term loan swap in place, we pay an effective rate of 1.129% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. With the revolving loan swap in place, we pay an effective rate of 0.95% plus our base margin.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE's loan agreement prohibits VSE from paying cash dividends, except that if there is no event of default, no act, event or condition that would constitute an event of default with the giving of notice or the passage of time, or both, and no covenant breach would occur giving effect to the payment of the dividend, VSE may pay cash dividends that do not exceed $6 million in the aggregate in any fiscal year.

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

VSE CORPORATION
Date: July 30, 2015	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: July 30, 2015	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)