Form 10-Q
period 2015-09-30
VSE CORP
filed 2015-10-29
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of October 22, 2015: 5,374,863

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$194	$263
Receivables	75,762	59,391
Inventories	113,728	49,363
Deferred tax assets	4,897	1,834
Other current assets	10,635	11,517
Total current assets	205,216	122,368

Property and equipment, net	65,237	52,911
Intangible assets, net	153,640	72,209
Goodwill	184,384	92,052
Other assets	16,212	15,790
Total assets	$624,689	$355,330

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$16,620	$24,837
Accounts payable	36,677	29,424
Current portion of earn-out obligation	9,038	9,455
Accrued expenses and other current liabilities	26,101	23,245
Dividends payable	-	536
Total current liabilities	88,436	87,497

Long-term debt, less current portion	228,214	23,563
Deferred compensation	10,905	12,563
Long-term lease obligations, less current portion	23,635	24,584
Earn-out obligation, less current portion	12,576	-
Deferred income taxes	38,767	1,634
Total liabilities	402,533	149,841

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,374,863 and 5,358,261 respectively	269	268
Additional paid-in capital	21,597	20,348
Retained earnings	200,916	184,873
Accumulated other comprehensive loss	(626)	-
Total stockholders' equity	222,156	205,489
Total liabilities and stockholders' equity	$624,689	$355,330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Revenues:
Products	$83,644	$44,567	$233,603	$127,550
Services	53,752	57,182	155,710	201,570
Total revenues	137,396	101,749	389,313	329,120

Contract costs:
Products	72,371	36,440	200,531	103,223
Services	51,281	56,948	150,741	194,257
Total contract costs	123,652	93,388	351,272	297,480

Selling, general and administrative expenses	501	1,178	2,618	2,397

Operating income	13,243	7,183	35,423	29,243

Interest expense, net	2,441	871	7,001	3,158

Income before income taxes	10,802	6,312	28,422	26,085

Provision for income taxes	4,328	2,425	11,249	9,985

Income from continuing operations	6,474	3,887	17,173	16,100

Loss from discontinued operations, net of tax	-	(4)	-	(898)

Net income	$6,474	$3,883	$17,173	$15,202

Basic earnings per share:
Income from continuing operations	$1.20	$0.73	$3.20	$3.01
Loss income from discontinued operations	-	-	-	(0.17)
Net income	$1.20	$0.73	$3.20	$2.84

Basic weighted average shares outstanding	5,374,863	5,355,968	5,373,159	5,353,065

Diluted earnings per share:
Income from continuing operations	$1.20	$0.72	$3.19	$3.00
Loss from discontinued operations	-	-	-	(0.17)
Net income	$1.20	$0.72	$3.19	$2.83

Diluted weighted average shares outstanding	5,396,174	5,371,995	5,389,129	5,368,224

Dividends declared per share	$0.00	$0.00	$0.21	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Net income	$6,474	$3,883	$17,173	$15,202

Change in fair value of interest rate swap agreements, net of tax	(448)	-	(626)	201

Comprehensive income	$6,026	$3,883	$16,547	$15,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months
	ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,173	$15,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,215	14,274
Deferred taxes	(1,400)	2,551
Stock-based compensation	1,698	1,610
Earn-out obligation adjustment	1,035	2,758
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(5,267)	14,548
Inventories	(8,821)	(7,672)
Other current assets and noncurrent assets	4,110	(2,560)
Accounts payable and deferred compensation	(3,235)	2,429
Accrued expenses and other current liabilities	(1,811)	(2,587)
Long-term lease obligations	(926)	(835)
Earn-out obligation	(3,269)	-

Net cash provided by operating activities	18,502	39,718

Cash flows from investing activities:
Purchases of property and equipment	(7,819)	(2,725)
Proceeds from the sale of property and equipment	273	-
Cash paid for acquisitions, net of cash acquired	(191,181)	-

Net cash used in investing activities	(198,727)	(2,725)

Cash flows from financing activities:
Borrowings on loan arrangement	435,377	210,552
Repayments on loan arrangement	(238,071)	(243,023)
Earn-out obligation payments	(11,713)	(1,972)
Payment of debt financing costs	(2,699)	-
Payments on capital lease obligations	(730)	(629)
Payments of taxes for equity transactions	(342)	(314)
Dividends paid	(1,666)	(1,499)

Net cash provided by (used in) financing activities	180,156	(36,885)

Net (decrease) increase in cash and cash equivalents	(69)	108
Cash and cash equivalents at beginning of period	263	220
Cash and cash equivalents at end of period	$194	$328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2014 Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, recoverability of goodwill and intangible assets and earn-out obligations.

We have made the following additions to our significant accounting policies as a result of our Aviation Acquisition in January 2015 (see Note 2):

Revenues

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title transfers to the customer. Sales returns and allowances are not significant.

Inventories

Our Aviation Group inventories are stated at lower of cost or market. Our Aviation Group inventories primarily consist of corporate and regional jet aircraft engines and engine accessories and parts. Cost for purchased engines and parts is determined by the specific identification method. Included in inventory are related purchasing, overhaul labor, storage, and handling costs. We also purchase aircraft engines for disassembly to individual parts and components.

(2) Acquisition

On January 28, 2015, we acquired four businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for general aviation jet aircraft engines and engine accessories. The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German-based operations), and CT Aerospace LLC (collectively, the "Aviation Acquisition"). These four businesses are operating as a combined group managed by our wholly owned subsidiary VSE Aviation, Inc. ("VAI"). The Aviation Acquisition provides diversification by adding service offerings and broadening our client base.

The initial purchase consideration paid at closing for the Aviation Acquisition was approximately $189 million (subject to adjustment). We may also be required under an earn-out obligation to make additional purchase price payments of up to $40 million if certain of the acquired businesses meet certain financial targets during the first two post-closing years. An additional purchase price consideration of $5 million was paid to the sellers in September 2015 because certain of the acquired businesses surpassed agreed upon financial targets during a 12- consecutive month period in 2014 and 2015. Of the payment made at closing, $18 million was deposited into an escrow account to secure the sellers' indemnification obligations (the "Indemnification Amount"). Any remaining Indemnification Amount at the end of the indemnification period not encumbered as a result of any then pending indemnification claims will be distributed to the sellers. VAI's results of operations are included in the accompanying unaudited consolidated financial statements beginning on the acquisition date of January 28, 2015. VAI had revenues of approximately $87.6 million and operating income of approximately $6.8 million from the acquisition date through September 30, 2015.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

We are in the process of finalizing our valuation of the assets acquired and liabilities assumed. The fair values assigned to our earn-out obligation and intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Our preliminary valuation of approximately $189 million includes an estimated net working capital adjustment of approximately $5 million. Additional cash consideration of approximately $2.4 million due to the sellers based on the final cash and net working capital and other adjustments was recorded as additional goodwill and paid to the sellers in July 2015. The total estimated purchase price has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed (including deferred taxes on identifiable intangible assets that are not deductible for income tax purposes), as follows (in thousands):

Description	Fair Value
Cash	$686
Accounts receivable	11,104
Inventories	55,544
Prepaid expenses and other current assets	2,641
Property and equipment	11,461
Customer relationships	85,700
Trade name	7,500
Goodwill	92,332
Accounts payable	(8,688)
Accrued expenses and other current liabilities	(4,446)
Long-term deferred tax liability	(35,861)
$217,973

Cash consideration	$191,867
Acquisition date fair value of earn-out obligation	26,106
Total	$217,973
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
We incurred approximately $75 thousand and $488 thousand of acquisition-related expenses during the three and nine months ended September 30, 2015 which are included in selling, general and administrative expenses.
The following VSE consolidated pro forma results are prepared as if the Aviation Acquisition had occurred on January 1, 2014. This information is for comparative purposes only and does not necessarily reflect the results that would have occurred or may occur in the future. The following unaudited consolidated pro forma results of operations are as following (in thousands except per share amounts):

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

	Nine months ended September 30,
	2015	2014
Revenue	$396,717	$412,501
Income from continuing operations	$17,454	$19,623
Basic earnings per share	$3.25	$3.67
Diluted earnings per share	$3.24	$3.66

 (3)  Debt

We have a loan agreement with a group of banks. In January 2015, we amended the loan agreement to fund our Aviation Acquisition, provide working capital for our continuing operations, and retire our existing debt. Both the former and the amended loan agreements are comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. The amended loan agreement expires in January 2020. Financing costs associated with the inception of the amended loan agreement of approximately $2.7 million were capitalized and are being amortized over the five-year life of the loan.

The term loan requires quarterly installment payments. Our scheduled term loan payments after September 30, 2015 are $3.7 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $41.3 million after 2019. The amount of term loan borrowings outstanding as of September 30, 2015 was $142.5 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $103.4 million in revolving loan amounts outstanding and no letters of credit outstanding as of September 30, 2015. We had approximately $23.6 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2014.

Under the amended loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding as of September 30, 2015, including term loan borrowings and revolving loan borrowings, were approximately $245.9 million. Total bank loan borrowed funds outstanding as of December 31, 2014 were $48.6 million. The fair value of outstanding debt as of September 30, 2015 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2015, the LIBOR base margin was 2.5% and the base rate base margin was 1.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The terms of the amended loan agreement require us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate hedges in February 2015 that complied with these terms. The amount of swapped debt outstanding as of September 30, 2015 was $125 million.

After taking into account the impact of hedging instruments, as of September 30, 2015, interest rates on portions of our outstanding debt ranged from 2.69% to 4.5%, and the effective interest rate on our aggregate outstanding debt was 3.25%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.9 million and $366 thousand for the quarters ended September 30, 2015 and 2014, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $5.3 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at September 30, 2015.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Basic weighted average common shares outstanding	5,374,863	5,355,968	5,373,159	5,353,065
Effect of dilutive shares	21,311	16,027	15,970	15,159
Diluted weighted average common shares outstanding	5,396,174	5,371,995	5,389,129	5,368,224

(5) Commitments and Contingencies

Commitments

As of September 30, 2015, we had one uncompleted bonded project and the aggregate bonded amount on this project was approximately $3 million. Our bonded project is the subject of claims and disputes involving the subcontractors associated with the project. We expect this project to be completed in early 2016.

Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is expected to proceed to trial in early 2017. While the results of litigation cannot be predicted with certainty, we do not anticipate that this litigation will have a material adverse effect on our results of operations or financial position.

On or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC.  With respect to ICRC, the lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation. ICRC did not have a contract with the Municipality of Anchorage. In April 2013, ICRC removed the case to the United States District Court for the District of Alaska.  ICRC's contract with the Maritime Administration expired on May 31, 2012. The litigation is expected to proceed to trial in early 2017. Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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

(6) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under four reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") and direct sales to the United States Postal Service ("USPS") and to other customers.

Aviation Group - Our Aviation Group, formed in January 2015 when we completed the Aviation Acquisition, provides MRO services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories.

Federal Services Group - Our Federal Services Group provides engineering, industrial, logistics, foreign military sales, and legacy equipment sustainment services to the United States Department of Defense ("DoD") and other government agencies.

IT, Energy and Management Consulting Group – Our IT, Energy and Management Consulting Group provides technical and consulting services primarily to various DoD and civilian government agencies.

These segments operate under separate management teams and financial information is produced for each segment.  The entities within the IT, Energy and Management Consulting Group reportable segment meet the aggregation of operating segments criteria as defined by the accounting standard for segment reporting.  We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Our segment information for the three- and nine-months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three months		Nine months
	2015	2014	2015	2014
Revenues:
Supply Chain Management Group	$50,315	$44,542	$144,429	$127,478
Aviation Group	32,976	-	87,644	-
Federal Services Group	42,240	41,915	117,774	155,117
IT, Energy and Management Consulting Group	11,865	15,292	39,466	46,525
Total revenues	$137,396	$101,749	$389,313	$329,120

Operating income:
Supply Chain Management Group	$9,235	$6,195	$26,222	$21,713
Aviation Group	2,116	-	6,833	-
Federal Services Group	1,152	(105)	529	4,259
IT, Energy and Management Consulting Group	1,169	1,866	3,872	5,151
Corporate/unallocated expenses	(429)	(773)	(2,033)	(1,880)
Operating income	$13,243	$7,183	$35,423	$29,243

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

	September 30,	December 31,
	2015	2014
Total assets:
Supply Chain Management Group	$196,355	$192,720
Aviation Group	269,743	-
Federal Services Group	33,014	36,225
IT, Energy and Management Consulting Group	47,559	49,790
Corporate	78,018	76,595
Total assets	$624,689	$355,330

Customer Information

Our revenue by customer is as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	%	2014	%	2015	%	2014	%
Source of Revenues
U.S. Postal Service	$47,356	34.5	$43,273	42.5	$136,875	35.1	$123,865	37.6
Department of Energy	2,817	2.0	4,791	4.7	11,923	3.1	14,340	4.4
Department of Treasury	418	0.3	263	0.3	1,405	0.4	9,194	2.8
Other government	6,861	5.0	9,197	9.0	18,085	4.6	23,664	7.2
Total – Federal civilian agencies	57,452	41.8	57,524	56.5	168,288	43.2	171,063	52.0

U.S. Navy	24,036	17.5	20,568	20.2	68,040	17.5	69,324	21.1
Army/Army Reserve	20,476	14.9	21,855	21.5	58,204	15.0	83,579	25.4
U.S. Air Force	869	0.6	800	0.8	2,583	0.6	2,405	0.7
Total - DoD	45,381	33.0	43,223	42.5	128,827	33.1	155,308	47.2

Commercial Aviation	32,976	24.0	-	-	87,644	22.5	-	-
Other commercial	1,587	1.2	1,002	1.0	4,554	1.2	2,749	0.8
Commercial	34,563	25.2	1,002	1.0	92,198	23.7	2,749	0.8

Total	$137,396	100	$101,749	100	$389,313	100	$329,120	100

(7) Goodwill and Intangible Assets

Changes in goodwill by operating segment for the nine months ended September 30, 2015 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Aviation	Total
Balance as of December 31, 2014	$61,169	$30,883	$-	$92,052
Increase from the Aviation Acquisition	-	-	92,332	92,332
Balance as of September 30, 2015	$61,169	$30,883	$92,332	$184,384

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $4.1 million and $11.8 million for the three and nine months ended September 30, 2015 and approximately $2.5 million and $7.6 million for the three and nine months ended September 30, 2014, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2015
Contract and customer-related	$179,004	$(43,435)	$(1,025)	$134,544
Acquired technologies	12,400	(4,869)	-	7,531
Trade names – amortizable	17,600	(6,035)	-	11,565
Total	$209,004	$(54,339)	$(1,025)	$153,640

December 31, 2014
Contract and customer-related	$93,304	$(33,840)	$(1,025)	$58,439
Acquired technologies	12,400	(4,024)	-	8,376
Trade names – amortizable	10,100	(4,706)	-	5,394
Total	$115,804	$(42,570)	$(1,025)	$72,209

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2015	Fair Value December 31, 2014
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$255	$253
Interest rate swaps	Accrued expenses	Level 2	$1,017	-
Earn-out obligation - current	Current portion of earn-out obligation	Level 3	$9,038	$9,455
Earn-out obligation - long-term	Earn-out obligation	Level 3	$12,576	-

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1 million at September 30, 2015, has been reported in accrued expenses. We had no interest rate swaps in place at December 31, 2014. The offset, net of an income tax effect of approximately $391 thousand is included in accumulated other comprehensive loss in the accompanying balance sheets as of September 30, 2015. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

We utilized an income approach to determine the fair value of our Aviation Acquisition earn-out obligation. Significant unobservable inputs used to value the contingent consideration include projected earnings before interest, taxes, depreciation and amortization and the discount rate.  If a significant increase or decrease in the discount rate occurred in isolation, the result could be a significantly higher or lower fair value measurement.

Our acquisition of Wheeler Bros., Inc. ("WBI") in 2011 required us to make additional payments to the sellers of up to a total of $40 million over a four-year post-acquisition period that ended June 30, 2015 if WBI achieved certain financial performance. WBI's sellers earned approximately $10 million, $2.7 million, $219 thousand, and $7.1 million based on WBI's financial performances for the earn-out years ended June 30, 2015, 2014, 2013 and 2012, respectively. WBI's final earn-out payment of approximately $10 million was made in September 2015. Changes in the fair value of the earn-out obligations were recorded as contract costs in the period of change through settlement.

The fair value of the earn-out obligations increased $508 and $1,035 thousand for the three and nine months ended September 30, 2015 (see Note 2, Acquisition, for further discussion of the Aviation Acquisition earn-out obligation).

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2014	$9,455	$-	$9,455
Earn-out payments	(14,982)	-	(14,982)
Fair value adjustment included in earnings	740	295	1,035
Aviation Acquisition earn-out obligation	13,825	12,281	26,106
Balance as of September 30, 2015	$9,038	$12,576	$21,614

(9) Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to account for measurement-period adjustments retrospectively.  The ASU instead requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.   The ASU will become effective for us on January 2016. Early adoption of the ASU is permitted.  We currently are assessing the impact, if any that this standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The effective date of the ASU was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. We currently are assessing the impact that this standard will have on our consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified services company that assists our clients in sustaining, extending the service life, and improving the performance of their transportation, equipment, and other assets and systems. We provide logistics services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Postal Service ("USPS"), the United States Department of Defense ("DoD"), federal civilian agencies, commercial customers, and to other customers. Our largest customers are the USPS and the DoD. Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

Aviation Acquisition

In January 2015, we consummated the Aviation Acquisition, which consisted of four businesses that provide MRO services and parts supply for general aviation jet aircraft engines and engine accessories. The acquired businesses consisted of Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German based operations), and CT Aerospace LLC. These four businesses currently operate as a combined group, our Aviation Group, managed by our wholly owned subsidiary VSE Aviation, Inc., which retained certain key management members of the former ownership group.

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

Aviation Group – Our Aviation Group provides MRO services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories. This group consists of our aviation businesses acquired in January 2015 (the "Aviation Acquisition"). These businesses have a diversified client base serving corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, our U. S. Army Reserve vehicle refurbishment program, various vehicle and equipment maintenance and sustainment programs for U. S. Army commands, various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program, and, beginning in August 2015, our Ft. Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia.

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

Concentration of Revenues
(in thousands)
	For the nine months ended September 30,
	2015		2014
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$132,587	34	$121,322	37
FMS Program	51,920	13	71,662	22
U.S. Army Reserve	24,999	7	39,624	12
Other	179,807	46	96,512	29
Total revenues	$389,313	100	$329,120	100

Management Outlook

We have evolved from a traditional federal government services contractor to a more diversified company with a broader client base, wider range of product and service offerings, and an outlook for higher profitability. Currently we have a balanced business enterprise supported by three primary components: 1) supply chain management solutions to support ground transportation clients; 2) MRO and parts supply and distribution services to support air transportation clients; and 3) contracted services to sustain and improve the performance of transportation, equipment, and other assets and systems and for professional and technical support primarily for federal government clients. This diversification is producing favorable results. Strong performance from our supply chain offerings and the addition of our aviation MRO and parts supply and distribution businesses are the drivers behind our growth in 2015. Financial performance of our contracted services business to our traditional markets is beginning to show signs of improvement.

Our Supply Chain Management Group is demonstrating continued growth in both new and existing markets and offerings in 2015. Our vehicle parts supply and inventory management support for the USPS delivery vehicle fleet, and support to the USPS in adapting its fleet for greater package delivery demand, are the primary drivers of this group's growth and successful results. The USPS is a key client for which our mission critical supply chain support should continue to be an essential element in sustaining its aging fleet as this client embarks on a lengthy transition to a new replacement fleet. We believe that our years of service to and knowledge of this client's needs strategically positions us to participate on an industry team in the prospective competition to provide the next generation USPS delivery vehicles. Independent of that outcome, we anticipate servicing this eventual replacement fleet in the same manner we serve the existing fleet. We also are seeing successful results from marketing our supply chain solutions to commercial clients operating large vehicle fleets, and increased sales of vehicle parts to the DoD. We believe the potential exists to continue revenue growth for this group.

The integration of our Aviation Group is proceeding well and this group is making significant contributions to our operating results in 2015. Our Aviation Group has provided us with a wide range of new clients, resulting in a company-wide revenue mix of which 25% is comprised of commercial clients. We are seeking to extend these new offerings to our traditional U.S. and international military client base. Our Aviation Group is a valuable part of our strategy to expand our markets for sustainment services while diversifying, stabilizing, and strengthening the quality of our revenue base and decreasing our reliance on our traditional military markets.

Our combined revenue levels from DoD and federal civilian agencies served by our Federal Services and IT, Energy, and Management Consulting groups have stabilized on a quarterly basis over the first three quarters of 2015. Legislation was passed in December 2014 allowing the transfer of certain vessels to selected foreign nations, which is expected to provide us with future FMS Program revenue increases. In addition, we have seen an increase in contract awards, including our award to provide logistics support services to the Fort Benning Logistics Readiness Center, which began generating revenues in the third quarter of 2015. While our operating results for these groups will likely be lower in 2015 when compared to the prior year due to the completion and reductions in work on certain programs that occurred in 2014, we look forward to better results from our government contract work.

As of September 30, 2015 our employee count had increased to 1,967 as compared to 1,589 as of December 31, 2014.

Through our work with foreign client countries, we have developed strong international business relationships through which we are directly marketing our services to international clients.

Bookings and Funded Backlog

Revenues for federal government contract work performed by our Federal Services and IT, Energy and Management Consulting groups depend on contract funding ("bookings"), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue for these groups. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

Bookings for our Supply Chain Management and Aviation groups occur at the time of sale. Accordingly, these groups do not generally have funded contract backlog and backlog is not an indicator of their potential future revenues. Due to the nature of revenues generated by our Supply Chain Management and Aviation groups, we include only our Federal Services and IT, Energy and Management Consulting groups in our disclosure relative to bookings and funded contract backlog.

A summary of our bookings and revenues for our Federal Services and IT, Energy and Management Consulting groups for the nine months ended September 30, 2015 and 2014, and funded contract backlog for these groups as of September 30, 2015 and 2014 is as follows:

	(in millions)
	2015	2014
Bookings	$184	$164
Revenues	$157	$202
Funded Contract Backlog	$214	$192

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to account for measurement-period adjustments retrospectively.  The ASU instead requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.   The ASU will become effective for us on January 2016. Early adoption of the ASU is permitted.  We currently are assessing the impact, if any that this standard will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The effective date of the ASU was recently deferred for one year to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date – interim and annual periods beginning on or after December 15, 2016. We currently are assessing the impact that this standard will have on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Please refer to our 2014 Form 10-K for a full discussion of our critical accounting policies.

Revenue Recognition

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

Federal government contract work is performed by our Federal Services and IT, Energy and Management Consulting groups under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (in thousands):

	Nine months ended September 30,
Contract Type	2015	%	2014	%
Fixed-price	$56,926	15	$68,937	21
Cost-type	66,241	17	101,516	31
Time and materials	34,073	9	31,189	9
Total Federal Services and IT, Energy and Management Consulting revenues	157,240	41	201,642	61
Supply Chain Management and Aviation revenues	232,073	59	127,478	39
Total revenues	$389,313	100	$329,120	100

Goodwill and Intangible Assets

We perform our annual review of goodwill for impairment during the fourth quarter. We estimated in our last goodwill impairment analysis performed during the fourth quarter of 2014 that the fair value of our Akimeka reporting unit within our IT, Energy, and Management Consulting Group exceeded its carrying value by approximately 17%, however, since then Akimeka has experienced a reduction in services performed due to a decline in services ordered by clients on contracts, contract expirations, and the government's practice of awarding the types of work performed by Akimeka on expiring contracts to small businesses as set-aside contracts. Based on our assessment of these circumstances, we have determined that Akimeka is at risk of a future goodwill impairment should there be further deterioration of projected cash flows or negative changes in market factors. The carrying value of our Akimeka reporting unit included goodwill of approximately $29.8 million as of September 30, 2015. We will perform our annual goodwill impairment analysis for each of our reporting units during the fourth quarter of 2015.

As of September 30, 2015, we have no intangible assets with indefinite lives and we had an aggregate of approximately $184 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2015	2014	2015	2014	Months	Months
Revenues	$137,396	$101,749	$389,313	$329,120	$35,647	$60,193
Contract costs	123,652	93,388	351,272	297,480	30,264	53,792
Selling, general and administrative expenses	501	1,178	2,618	2,397	(677)	221
Operating income	13,243	7,183	35,423	29,243	6,060	6,180
Interest expense, net	2,441	871	7,001	3,158	1,570	3,843
Income before income taxes	10,802	6,312	28,422	26,085	4,490	2,337
Provision for income taxes	4,328	2,425	11,249	9,985	1,903	1,264
Income from continuing operations	6,474	3,887	17,173	16,100	2,587	1,073
Loss from discontinued operations	-	(4)	-	(898)	4	898
Net income	$6,474	$3,883	$17,173	$15,202	$2,591	$1,971

Our revenues increased approximately $36 million or 35% for the third quarter of 2015, and approximately $60 million or 18% for the first nine months of 2015, as compared to the same periods of 2014. Revenues from our Supply Chain Management Group increased and the addition of our Aviation Group provided increased revenues in 2015. Revenues from our Federal Services Group increased for the quarter and declined for the nine months compared to the prior year. Revenues from our IT, Energy and Management Consulting Group declined compared to the prior year.

Contract costs consist primarily of cost of inventory and delivery of our products sold, direct costs including labor, material, and supplies used in the performance of our contract work, and indirect costs associated with our direct contract costs. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed.

Our contract costs increased approximately $30 million or 32% for the third quarter of 2015, and approximately $54 million or 18% for the first nine months of 2015, as compared to the same periods of 2014. Contract costs from our Supply Chain Management Group increased and the addition of our Aviation Group increased these costs in 2015. Contract costs from our Federal Services and our IT, Energy and Management Consulting Groups decreased compared to the prior year.

Selling, general and administrative expenses consist primarily of costs and expenses not associated with the delivery of our products or performance of our services, or that are not chargeable or reimbursable on our operating contracts. These expenses include legal costs associated with contract protests, acquisitions, and other matters. Costs related to the Aviation Acquisition were approximately $488 thousand for the first nine months of 2015.

Our operating income increased approximately $6.1 million or 84% for the third quarter of 2015, and approximately $6.2 million or 21% for the first nine months of 2015, as compared to the same periods of 2014. Operating income from our Supply Chain Management Group increased and the addition of our Aviation Group provided increased operating income in the first nine months of 2015. Operating income from our Federal Services Group increased for the third quarter and decreased for first nine months of 2015 compared to the same periods of 2014. Operating income from our IT, Energy and Management Consulting Group decreased compared to the same periods of 2014.

Changes in revenues, costs and expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $1.6 million for the third quarter of 2015, and approximately $3.8 million for the first nine months of 2015, as compared to the same periods of 2014 due to an increase in our level of bank borrowing resulting from our Aviation Acquisition in 2015. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this lease for the first nine months of 2015 was approximately $1.2 million, as compared to $1.3 million for the same period of 2014.

Our effective income tax rate was 39.6% for the first nine months of 2015 as compared to 38.3% for the same period of 2014. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items can impact the difference between our statutory U.S. Federal income tax rate of 35% and our effective tax rate. A Canadian tax obligation and approximately $900 thousand of transaction costs that will not be deducted for tax purposes, both associated with our Aviation Acquisition, resulted in an increase to our effective tax rate of approximately one percentage point in 2015.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2015	2014	2015	2014	Months	Months
Revenues	$50,315	$44,542	$144,429	$127,478	$5,773	$16,951
Contract costs	41,071	38,311	118,083	105,693	2,760	12,390
Selling, general and administrative expenses	9	36	124	72	(27)	52
Operating income	$9,235	$6,195	$26,222	$21,713	$3,040	$4,509
Profit percentage	18.4%	13.9%	18.2%	17.0%

Revenues for our Supply Chain Management Group increased approximately $5.8 million or 13% for the third quarter of 2015, as compared to the same period of 2014. Revenues increased approximately $17 million or 13% for the nine months ended September 30, 2015, as compared to the same period for the prior year. The revenue increases resulted primarily from increases in WBI's USPS MIP revenues of approximately $3.6 million for the quarter and approximately $11.3 million for the nine months, and to increases in revenues from commercial and DoD customers. Contract costs increased by approximately $2.8 million or 7% for the quarter and approximately $12.4 million or 12% for the nine months, primarily due to the increase in revenues.

Operating income was reduced by certain nonrecurring research and development costs for 2015, and reduced by an increase to an accrued earn-out obligation associated with our acquisition of WBI for 2015 and 2014. The non-recurring research and development costs reduced 2015 operating income by approximately $267 thousand for the third quarter and approximately $1.1 million for the nine months. The increase to the accrued earn-out obligation reduced 2015 operating income by approximately $527 thousand for the nine months, and there was no earn-out obligation adjustment for the third quarter. Earn-out related 2014 operating income reductions were approximately $2 million for the third quarter and approximately $2.8 million for the nine months. The earn-out period related to our WBI acquisition ended at June 30, 2015, finalizing the earn-out obligation amount, and the final earn-out payment for this obligation was made in September 2015.

Operating income increased by approximately $3 million or 49% for the quarter and approximately $4.5 million or 21% for the nine months. The changes in operating income were primarily due to the increase in revenue, the nonrecurring research and development costs in 2015, and to the adjustments in the accrued earn-out obligation.

Aviation Group Results

The results of operations for our Aviation Group are as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2015	2015
Revenues	$32,976	$87,644
Contract costs	30,789	80,657
Selling, general and administrative expenses	71	154
Operating income	$2,116	$6,833
Profit percentage	6.4%	7.8%

Contract costs for this group include expense for amortization of intangible assets associated with the Aviation Acquisition, allocated corporate costs, and expense due to a valuation adjustment to the accrued earn-out obligation associated with the acquisition. Expense for amortization of intangible assets was approximately $1.7 million for the third quarter and $4.6 million for the nine months. Allocated corporate costs were approximately $1.2 million for the third quarter and approximately $3.3 million for the nine months. Expense for the earn-out obligation adjustment was $508 thousand for the third quarter and for the nine months.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2015	2014	2015	2014	Months	Months
Revenues	$42,240	$41,915	$117,774	$155,117	$325	$(37,343)
Contract costs	41,071	41,619	116,668	150,156	(548)	(33,488)
Selling, general and administrative expenses	17	401	577	702	(384)	(125)
Operating Income	$1,152	$(105)	$529	$4,259	$1,257	$(3,730)
Profit percentage	2.7%	(0.3%)	0.4%	2.7%

Revenues for our Federal Services Group increased approximately $325 thousand or 1% for the third quarter of 2015 and decreased approximately $37.3 million or 24% for the nine months ended September 30, 2015, as compared to the same periods for the prior year. Contract costs decreased approximately $548 thousand or 1% for the third quarter of 2015 and decreased approximately $33.5 million, or 22%, for the nine months ended September 30, 2015, as compared to the same periods for the prior year.

Significant items affecting our third quarter revenue on a year to year comparative basis included an increase in revenue of approximately $3 million associated with the start of our Ft. Benning Logistics Support Services Program, a decrease in revenues of approximately $2 million associated with a reduction in our Army Reserve vehicle refurbishment work, and reductions in work on other contracts. The nine month revenue decrease resulted primarily from a decrease of approximately $19.7 million associated with a reduction in our FMS Program services, a decrease of approximately $14.6 million associated with a reduction in our Army Reserve vehicle refurbishment work, and a decrease of approximately $9.2 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014. These decreases were partially offset by the revenues from the start of our Ft. Benning Logistics Support Services Program. The decrease in contract costs was attributable to the lower level of work associated with our revenue decline.

Operating income improved by approximately $1.3 million for the third quarter of 2015 as compared to the same period for the prior year. Operating income decreased by approximately $3.7 million for the nine months ended September 30, 2015, as compared to the same period for the prior year. Operating income and profit percentage decreases for the nine months resulted primarily from the decrease in revenues and to certain facility and infrastructure costs that could not be reduced as rapidly as the decline in the revenues from the programs that these costs supported. We have reduced costs in this group and are continuing our efforts to achieve balance between revenue levels and the supporting cost structure. These cost reductions and increased revenues for the third quarter of 2015 have resulted in the improvement in operating income for the third quarter of 2015 as compared to the same period in the prior year.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2015	2014	2015	2014	Months	Months
Revenues	$11,865	$15,292	$39,466	$46,525	($3,427)	($7,059)
Contract costs	10,680	13,415	35,544	41,330	(2,735)	(5,786)
Selling, general and administrative expenses	16	11	50	44	5	6
Operating income	$ 1,169	$ 1,866	$ 3,872	$5,151	($ 697)	($1,279)
Profit percentage	9.9%	12.2%	9.8%	11.1%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $3.4 million or 22% for the third quarter of 2015, and decreased approximately $7.1 million or 15% for the nine months ended September 30, 2015, as compared to the same periods for the prior year. Contract costs decreased approximately $2.7 million or 20% for the third quarter of 2015 and decreased approximately $5.8 million or 14% for the nine months ended September 30, 2015, as compared to the same period for the prior year. The revenue and contract cost decreases resulted primarily from a reduction in services performed due to a decline in services ordered by clients on contracts, contract expirations, and the government's practice of awarding the types of work performed by this group on expiring contracts to small businesses as set-aside contracts.

Operating income decreased by approximately $697 thousand or 37% for the third quarter and decreased approximately $1.3 million or 25% for the nine months. Operating income and profit percentage decreases resulted primarily from the decrease in revenue and cost balancing challenges associated with the lower revenue levels.

Financial Condition

There has been no material adverse change in our financial condition in the first nine months of 2015. Our capital structure has changed as a result of our Aviation Acquisition and associated bank financing. Our bank debt increased by approximately $197 million during this period. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, and the Aviation Acquisition.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $69 thousand during the first nine months of 2015.

Cash provided by operating activities decreased approximately $21 million in the first nine months of 2015 as compared to the first nine months of 2014. The change is primarily attributable to a decrease of approximately $22 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $645 thousand in non-cash operating activities, and an increase of approximately $2 million in cash provided by net income.

Our inventories and accounts receivable represent a significant amount of our assets, and our accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $8.8 million and cash used related to increases in accounts receivable was approximately $5.3 million for 2015. Inventory levels and accounts payable may fluctuate depending on the timing and amounts of inventory purchases. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations.

Cash used in investing activities increased approximately $196 million in the first nine months of 2015 as compared to the first nine months of 2014. Cash used in investing activities for 2015 included approximately $191 million for the Aviation Acquisition.

Cash provided by financing activities was approximately $180 million in the first nine months of 2015 as compared to cash used in financing activities of approximately $37 million in the first nine months of 2014. This difference was primarily due to bank borrowing to finance our Aviation Acquisition in 2015. We used approximately $12 million for earn-out obligation payments.

We used approximately $1.7 million in cash to pay dividends of $0.31 per share during the first nine months of 2015. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after September 30, 2015 are $3.7 million in 2015, $17.8 million in 2016, $21.6 million in 2017, $28.1 in 2018, $30 million in 2019, and $41.3 million in 2020. The amount of our term loan borrowings outstanding as of September 30, 2015 was $142.5 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of September 30, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $103.4 million in revolving loan amounts outstanding and no letters of credit outstanding as of September 30, 2015. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under the amended loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2015, the LIBOR base margin was 2.5% and the base rate base margin was 1.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

The amended loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed such compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of September 30, 2015, interest rates on portions of our outstanding debt ranged from 2.69% to 4.5%, and the effective interest rate on our aggregate outstanding debt was 3.25%.

The amended loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at September 30, 2015.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	3.07 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.64 to 1

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. With the term loan swap in place, we pay an effective rate of 1.129% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. With the revolving loan swap in place, we pay an effective rate of 0.95% plus our base margin. In February 2016, the rate on both the term loan swap and the revolving loan swap will increase to 1.25% plus our base margin.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.  Legal Proceedings

As previously  reported, on or about March 8, 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against VSE's wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC (the "Anchorage Lawsuit").  With respect to ICRC, the Anchorage Lawsuit asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation. ICRC did not have a contract with the Municipality of Anchorage. ICRC's contract with the Maritime Administration expired on May 31, 2012. In April 2013, ICRC removed the lawsuit to the United States District Court for the District of Alaska. The Anchorage Lawsuit is expected to proceed to trial in early 2017.

On or about August 21, 2015, a lawsuit, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of Connecticut and Travelers Property Casualty Company of America v. Integrated Concepts and Research Corporation, VSE Corporation and Municipality of Anchorage, was filed against VSE and ICRC in the United States District Court for the District of Alaska.  The plaintiff insurance companies are seeking, among other things, (a) a declaration by the court that there is no defense or indemnity coverage available to ICRC and VSE for the Anchorage Lawsuit under the insurance policies issued by the plaintiffs  and (b) reimbursement of defense fees and costs incurred by the plaintiffs in the defense of uncovered claims in respect of the  Anchorage Lawsuit.

Currently, VSE cannot predict whether either of the above-referenced lawsuits will have a material adverse effect on VSE's results of operations or financial position.

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

VSE CORPORATION
Date: October 28, 2015	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: October 28, 2015	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)