Form 10-K
period 2015-12-31
VSE CORP
filed 2016-03-03
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015       Commission File Number:  0‑3676

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

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ]    No [x]

The aggregate market value of outstanding voting stock held by nonaffiliates of the Registrant as of June 30, 2015, was approximately $223 million based on the last reported sales price of the registrant's common stock on The NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of March 1, 2016: 5,384,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 3, 2016, are incorporated herein by reference into Part III of this report.

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

PART I

ITEM 1. Business

(a)   General Background

We are a diversified services and supply company that assists our clients in sustaining, extending the service life, and improving the performance of their transportation, equipment, and other assets and systems. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Postal Service ("USPS"), the United States Department of Defense ("DoD"), federal civilian agencies, and to commercial and other customers. Our largest customers are the USPS and the DoD. Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

VSE was incorporated in Delaware in 1959 and the parent company serves as a centralized managing and consolidating entity for our operating groups, each of which consists of one or more wholly owned subsidiaries or unincorporated divisions that perform our services. VSE's operating groups include our Supply Chain Management Group, Aviation Group, Federal Services Group, and IT, Energy and Management Consulting Group. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of only VSE as the parent company.

(b)   Financial Information

Our operations are conducted within four reportable segments aligned with our operating groups: (1) Supply Chain, which generated approximately 37% of our revenues in 2015; (2) Aviation, which generated approximately 23% of our revenues in 2015; (3) Federal Services, which generated approximately 31% of our revenues in 2015; and (4) IT, Energy and Management Consulting, which generated approximately 9% of our revenues in 2015. Additional financial information for our reportable segments appears in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

(c)   Description of Business

Services and Products

We apply a broad array of capabilities and resources to support our clients' transportation assets, vehicle fleets, aircraft, systems, equipment and processes. We are focused on creating value by sustaining the life and improving the performance of our client assets through core offerings in supply chain management, MRO, equipment refurbishment, logistics and engineering. We also provide IT solutions, health care IT, and consulting services.

Typical service offerings include supply chain and inventory management services; vehicle fleet sustainment programs; vehicle fleet parts; maintenance, repair, and overhaul of aircraft engines and engine components; aircraft engine parts supply and distribution; engineering support for military vehicles; military equipment refurbishment and modification; ship maintenance, overhaul, and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations; ship's force crew training; life cycle support for ships; ship communication systems; energy conservation, energy efficiency, sustainable energy supply, and electric power grid modernization projects; technology road-mapping; IT enterprise architecture development, information assurance/business continuity, security risk management, and network services; medical logistics; and medical command and control. See Item 7 "Management's Discussion and Analysis of Financial Information and Results of Operations" for more information regarding our business.

Revenues and Contracts

Our revenues are derived from the delivery of products and from contract services performed for our clients. We offer our products and professional and technical services through various ordering agreements and negotiated and competitive contract arrangements.

Our Supply Chain Management Group revenues result from the sale of vehicle parts to the USPS and other government and commercial clients. We recognize revenue from the sale of vehicle parts when the customer takes ownership of the parts.

Our Aviation Group revenues result from the sale of aircraft parts and performance of MRO services for private and commercial aircraft owners, other aviation MRO providers, and aviation original equipment manufacturers. We recognize revenues upon the shipment or delivery of products to customers based on when title or risk of loss transfers to the customer.

Our Federal Services and IT, Energy and Management Consulting Group revenues result primarily from cost plus fixed fee, cost plus award fee, time and materials, or fixed-price contracts with the government. Revenues result from work performed on these contracts by our own employees, from work performed by our subcontractors, and from costs of materials used in performing the work. Revenues on cost‑type contracts are recorded as allowable costs are incurred and fees are earned. Revenues for time and materials contracts are recorded on the basis of allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits or losses on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenue recognition methods on fixed-price contracts vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items are recorded based on a price per unit as units are delivered.

The USPS, U.S. Army, and U.S. Navy are our largest customers. Our customers also include various other government and commercial entities.

	Revenues by Customer
	(dollars in thousands)
	Years ended December 31,
Customer	2015	%	2014	%	2013	%
U. S. Postal Service	$184,876	34.6	$167,268	39.4	$142,203	30.1

U.S. Army	80,086	15.0	101,714	24.0	101,736	21.6
U.S. Navy	98,887	18.5	88,007	20.7	123,307	26.1
U.S. Air Force	3,558	0.7	3,323	0.8	3,625	0.8
Total - DoD	182,531	34.2	193,044	45.5	228,668	48.5

Commercial Aviation	119,729	22.4	-	-	-	-
Other Commercial	4,653	0.9	3,680	0.9	2,250	0.5
Total - Commercial	124,382	23.3	3,680	0.9	2,250	0.5

Department of Energy	16,020	3.0	19,000	4.5	20,124	4.3
Social Security Administration	9,666	1.8	10,153	2.4	12,981	2.8
Department of Treasury	1,405	0.3	10,897	2.6	35,929	7.6
Other Government	15,102	2.8	20,029	4.7	29,483	6.2
Total - Other Civilian Agencies	42,193	7.9	60,079	14.2	98,517	20.9

Total	$533,982	100.0	$424,071	100.0	$471,638	100.0

Backlog

Funded backlog represents a measure of potential future revenues from work performed by our Federal Services and IT, Energy and Management Consulting groups on government contracts. Funded backlog is defined by us as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our reported backlog is comprised of funding received by us in incremental amounts intended to fund work that is generally expected to be completed within six to 12 months following the award of the funding. Accordingly, substantially our entire reported backlog is reasonably expected to be filled within this time. Our funded backlog for our Federal Services and IT, Energy and Management Consulting groups as of December 31, 2015, was approximately $238 million. Funded backlog as of December 31, 2014 and 2013 was approximately $193 million and $234 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process.  Delays in this process, such as those experienced in recent years, may temporarily diminish the availability of funds for ongoing and planned work.

In addition to the funded backlog levels, we have contract ceiling amounts available for use on multiple award, indefinite delivery, indefinite quantity contracts with DoD and federal civilian agencies. While these contracts increase the opportunities available for us to pursue future work, the actual amount of future work is indeterminate until task orders are placed on the contracts. Frequently, these task orders are competitively awarded. Additionally, these task orders must be funded by the procuring agencies before we can perform work and begin generating revenues.

Marketing

Our marketing activities are conducted at the operating group level by our marketing and business development staff and our professional staff of sales representatives, managers, and other personnel. New customer contacts and information concerning new programs, requirements and opportunities become available through attendance at industry trade shows and events, through sales calls and client servicing, through negotiation with key business partners, through formal and informal briefings, from participation in professional organizations, in the course of contract performance, and from literature published by government, trade associations, professional organizations and commercial entities.

Personnel

Our employees have a variety of specialized experience, training, and skills that provide the expertise required to service our clients. Some have high levels of education. As of December 31, 2015, we had 2,057 employees, an increase from 1,589 as of December 31, 2014. Principal employee categories include (a) mechanics and vehicle, aircraft, and equipment technicians, (b) logisticians, (c) warehouse and sales personnel, (d) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, (e) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines, and (f) environmental specialists. The expertise required by our customers frequently includes knowledge of government administrative procedures.

We actively seek initiatives and participate in outreach programs to assist individuals who have served in the U.S. Armed Forces. These efforts include an emphasis on hiring military veterans, which we believe enhances the quality of our workforce. Approximately one-third of our employees have previously served as members in the U.S. Armed Forces.

Competition

The supply chain, logistics, and MRO services offered by our Supply Chain Management and Aviation groups and the federally contracted professional and technical services offered by our Federal Services and IT, Energy and Management Consulting groups are conducted in very competitive operating environments.

The vehicle parts aftermarket and aviation parts and servicing markets are fragmented, with many large and small competitors that compete for our customer base.

Large diversified federal contracting firms with greater financial resources and larger technical staffs are capable of providing the same services offered by us. Government agencies emphasize awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which we currently perform services were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. There is no assurance regarding the level of work we may obtain under some of these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A general decline in government budgets, a reallocation of government spending priorities, or a reallocation of work for small business set-aside programs that results in lower levels of potential business in the markets we serve or the services we offer, will cause increased competition. In recent years, contract awards are frequently protested to the Government Accounting Office ("GAO").

The extent and range of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. We believe the principal competitive factors for our business are customer knowledge, technical and financial qualifications, past performance, government budgetary stress, with price more heavily weighted than in the past.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed with or otherwise furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. They are available free of charge through our website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the SEC.

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

Uncertain government budgets and shifting government priorities could delay contract awards and funding and adversely affect our ability to continue work under our government contracts. Additionally, federal procurement directives could result in our loss of work on current programs to small business set-asides and large multiple award contracts.

Our government business is subject to funding delays, terminations, reductions, in-sourcing, extensions, and moratoriums associated with the government's budgeting and contracting process. The federal procurement environment is unpredictable and could adversely affect our ability to perform work under new and existing contracts. We have experienced delays in contract awards and funding on our contracts in recent years that have adversely affected our ability to continue existing work and to replace expiring work. Additionally, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be diverted by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

Increased market competition resulting from decreases in government spending for contract services and government contracting award criteria could adversely affect our ability to sustain our revenue levels.

Pressure on government budgets may adversely affect the flow of work to federal contractors, particularly new programs. Competitor contractors that experience a loss of government work have tended to redirect their marketing efforts toward the types of work that we perform.  This increase in competition for our service offerings has adversely affected our ability to win new work or successor contracts to continue work that is currently performed by us under expiring contracts. Unsuccessful bidders frequently protest contract awards, which can delay or reverse the contract awards. Additionally, the government has trended toward contract award criteria that emphasizes lowest price, technically acceptable bids, which further intensifies competition in our government markets.

Certain programs comprise a material portion of our revenue. Our work on large government programs presents a risk to revenue and profit growth and sustainability.

The eventual expiration of large government programs or the loss of or disruption of revenues on a single contract may reduce our revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. Our USPS managed inventory program ("MIP") and our foreign military sales program ("FMS Program") each constitute a material portion of our revenues. This concentration of our revenue subjects us to risk of material adverse revenue disruptions if customer operational decisions, government contractual, or other issues prevent or delay the fulfillment of work requirements associated with these key programs. In recent years, our financial results have been adversely affected by revenue declines for our FMS Program due to the government's inability to pass ship transfer legislation which must precede the Navy's authorization of VSE to perform this work under our existing FMS contract.

Global economic conditions and political factors could adversely affect our revenues on current government programs.

Revenues from our government programs for which work is performed in foreign countries are subject to economic conditions in these countries and to political risks posed by ongoing foreign conflicts and potential terrorist activity. Services performed by our employees on our FMS Program are, to a certain extent, dependent on our placement of employees in a client country. Significant domestic and political unrest in client countries can constrain our ability to maintain consistent staffing levels, resulting in a fluctuating level of services performed by our employees. We cannot predict when these conditions will occur or the affect it will have on our FMS Program revenues. Regime changes in these countries can result in U.S. Government restrictions upon the continuation of ongoing work.

Economic conditions in both the United States and foreign countries, and global prices and availability of oil and other commodities could potentially have an adverse on the demand for some of our services, including our aviation services.

Due to the nature of our work we could potentially be exposed to legal actions arising from our operations.

Our work includes many manual tasks, including warehousing, shipping and packing of truck parts inventory, maintaining and repairing military and non-military vehicles and equipment, and maintaining and overhauling U.S. Navy ships. Some of our work efforts involve the handling of hazardous materials. This may pose certain challenges that could cause us to be exposed to legal and other liabilities arising from performance issues, work related incidents, or employee misconduct that result in damages, injury or death to third parties. Such events could cause us to suffer financial losses and adversely affect our financial condition. (See "Item 3. Legal Proceedings.")

Technology security and cyber attack risks could potentially impact our financial results.

We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information.

Some of our contract work includes data management and technology services associated with Social Security Administration and military medical and health records. This exposes us to certain information and technology security risks. If there is a security breach of sensitive data in our custody or for which we provide services, we could possibly be held liable for damages to third parties related to such security breach and incur costs to prevent future incidents. We also provide refurbishment, maintenance and training services support to international clients directly and through DoD. Foreign nations adverse to international clients we support could be motivated to conduct a cyber-attack to access information on these programs.

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

The acquisition of a business that subsequently does not meet expected operating and financial performance targets, the ineffective integration of an acquisition, or the inability of our company to service debt associated with making an acquisition could adversely affect our financial performance. Also, the failure to make or timely complete an acquisition could adversely affect our financial performance.

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

Disruption of our operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or natural disasters or other crises could adversely affect our financial performance and condition. A fire, flood, earthquake, or other natural disaster at physical facilities that support key revenue generating operations, or a procurement system or contractual delay could potentially interrupt the revenues from our operations.

As a government contractor, we are subject to numerous procurement rules and regulations that could expose us to potential liabilities or work loss.

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

A termination for default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. A termination for default could also impact our past performance and ability to obtain new or additional work. In addition, the government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of services provided by us as a subcontractor.

Additionally, our contract work that is performed on our behalf by subcontractors is subject to government compliance, performance requirements and financial risks. If unsatisfactory performance or compliance failure occurs on the part of our subcontractors, we may have to bear the cost to remedy these deficiencies on our prime contracts.

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

Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed and any such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made.

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

We own facilities located in an industrial park in Somerset, Pennsylvania that we use to conduct the operations of our subsidiary Wheeler Bros., Inc. These properties consist of approximately 30 acres of land and buildings totaling approximately 239,000 square feet of office, engineering, and warehouse space.

We own two properties that we use to conduct the operations of our subsidiary VSE Aviation, Inc. We own and operate a property consisting of approximately one acre of land and a building with approximately 14,000 square feet of warehouse and office space in Miami, Florida. We own and operate a property consisting of a building with approximately 30,500 square feet of warehouse and office space in Independence, Kansas that is located on leased municipal airport land.

We own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 44 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 56,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We also own and operate two properties in Texarkana, Arkansas consisting of an aggregate of approximately 16 acres of land and buildings totaling approximately 114,000 square feet. We use these properties primarily to provide refurbishment services for military equipment, storage and maintenance.

We also provide services and products from facilities generally occupied under short-term leases primarily located near customer sites to facilitate communications and enhance program performance. As of December 31, 2015, we leased approximately 28 such facilities with a total of approximately 358,000 square feet of office and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from locations outside of the United States, generally at foreign shipyards or U.S. military installations.

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

On or about May 24, 2012, four complaints were filed in the Circuit Court of the First Circuit, State of Hawaii, by the estates of five deceased individuals and certain of their relatives against VSE and certain other entities and individuals.  The complaints allege, among other things, that the explosion of fireworks and diesel fuel that injured and killed the five individuals on or about April 8, 2011 was caused by negligence, actions and omissions of VSE and the other defendants and their employees, agents and representatives.  The five deceased plaintiffs were employees of Donaldson Enterprises, Inc., which was a vendor retained by VSE to warehouse, store and dispose of fireworks and other explosives seized by the federal government from entities and persons illegally in possession of the fireworks and other explosives. We had a prime contract with the U.S. Department of Treasury ("Treasury") to support the Treasury Executive Office for Asset Forfeiture to manage various seized assets, including management and disposal of fireworks and other explosives seized by various federal government agencies. We have denied the allegations and, together with our insurance carriers, will aggressively defend the proceedings, which are expected to proceed to trial in 2017. While the results of legal proceedings cannot be predicted with certainty, we do not anticipate that this lawsuit will have a material adverse effect on our results of operations or financial condition.

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

Currently we cannot predict whether either of the two above-referenced lawsuits related to ICRC will have a material adverse effect on our results of operations or financial condition.

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed against VSE in the United States District Court for the District of Nebraska. The litigation subsequently was   transferred to the Eastern District of Virginia on November 9, 2015. The lawsuit asserts, among other things, breach of contract for services rendered related to the storage and manipulation of fireworks. The services relate to a prime contract that VSE maintains with the U.S. Bureau of Alcohol Tobacco, Firearms and Explosives. The complaint alleges that VSE has not paid Heritage the full charge for services rendered.  Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

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

Name	Age	Position with Registrant

Joseph R. Brown	59	President, Federal Services Group

Maurice A. Gauthier	68	Director, Chief Executive Officer, President and Chief Operating Officer

Paul W. Goffredi	58	President, VSE's subsidiary VSE Aviation, Inc.

John T. Harris	64	President, VSE's subsidiary Akimeka, LLC

Thomas M. Kiernan	48	Vice President, General Counsel and Secretary

Thomas R. Loftus	60	Executive Vice President and Chief Financial Officer

Nancy Margolis	60	President, VSE's subsidiary Energetics Incorporated

Chad Wheeler	41	President, VSE's subsidiary Wheeler Bros., Inc.

Mr. Brown was appointed the President of the Federal Services Group in May 2015. Our Federal Services Group includes VSE's Global Maritime Services and Global Land Services divisions. Mr. Brown brings over 19 years of experience as a program and business unit manager at VSE. Mr. Brown leads an 850-person team, whose primary focus is refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, foreign military sales and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other U.S. and foreign military customers. Prior to joining VSE in 1996, Mr. Brown served 20 years active duty in the U.S. Navy. He earned a Bachelor of Business Administration from University of Maryland University College and an Associate of Science in Mechanical Engineering from the University of Tennessee at Knoxville.

Mr. Goffredi was appointed President and Chief Operating Officer of VSE Aviation, Inc. in January 2015. VSE Aviation, Inc. includes Prime Turbines (including both U.S. and Germany-based operations), CT Aerospace, Kansas Aviation and Air Parts & Supply Co. His focus and background includes business development, strategic OEM and major customer relations, supply chain management, engine and material acquisition, and operational excellence and improvement. Mr. Goffredi has held leadership positions in the aviation industry for nearly three decades. Prior to joining the VSE team, Mr. Goffredi served as Chief Operating Officer for Killick Aerospace, and 13 years with BBA Aviation as Program Director for all Honeywell Engine Programs. Mr. Goffredi received a degree in Business Administration from Mesa State College (Colorado) in 1980 and holds an MBA in Marketing and Finance from The University of St. Thomas (Texas).

Mr. Wheeler was appointed President and Chief Operating Officer of Wheeler Bros., Inc. ("WBI"), in July 2013. He is involved in the executive management of day-to-day operations, government contract administration, new business development, supply chain initiatives and facilities management. He serves as a member of WBI's board of directors. Since 1991, Mr. Wheeler assumed various roles at WBI, including Senior Vice President of Operations, Senior Vice President of Sales and Marketing, and Marketing and Sales Manager. While serving as Marketing and Sales Manager, Mr. Wheeler coordinated implementation of WBI's Managed Inventory Program which is used at the USPS' Vehicle Maintenance Facilities throughout the country. Mr. Wheeler graduated summa cum laude from Indiana University of Pennsylvania in 1998 with a degree in Marketing.

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

Quarter Ended	High	Low	Dividends

2014:
March 31	$53.00	$39.98	$0.09
June 30	70.35	52.85	0.10
September 30	74.86	47.51	0.10
December 31	66.23	48.85	0.10
For the Year	$74.86	$39.98	$0.39

2015:
March 31	$84.06	$63.00	$0.10
June 30	83.89	52.31	0.11
September 30	55.35	33.52	0.11
December 31	67.86	38.08	0.11
For the Year	$84.06	$33.52	$0.43

(b)	Holders

As of February 8, 2016, VSE common stock, par value $0.05 per share, was held by approximately 227 stockholders of record.  The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

(c)	Dividends

In 2014 cash dividends were declared quarterly at the annual rate of $0.36 per share through March 31, 2014, and at the annual rate of $0.40 per share commencing June 1, 2014.

In 2015 cash dividends were declared quarterly at the annual rate of $0.40 per share through March 31, 2015, and at the annual rate of $0.44 per share commencing June 1, 2015.

Pursuant to our bank loan agreement (see Note 7, Debt, of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

(d)	Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, VSE did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Exchange Act Rule 10b-18 (a)(3)) [other than 4,105 shares of our restricted common stock that were forfeited to the Company by participants in the VSE 2006 Restricted Stock Plan to cover their personal tax liability for restricted stock awards].

(e)	Equity Compensation Plan Information

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors:  (i) the VSE Corporation 2004 Non-Employee Directors Stock Plan and (ii) the VSE Corporation 2006 Restricted Stock Plan (the "2006 Plan"). On May 6, 2014, the stockholders approved (i) amendments to the 2006 Plan extending the term thereof until May 6, 2021 and authorizing an additional 250,000 shares of our common stock for issuance under the 2006 Plan and (ii) an amendment to the 2004 Non-Employee Directors Stock Plan extending the term thereof from December 31, 2013 to December 31, 2018.

As of December 31, 2015, 66,406 shares of VSE common stock were available for future issuance under the VSE Corporation 2004 Non-Employee Directors Stock Plan and 261,880 shares of VSE common stock were available for future issuance under the 2006 Plan.

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

 Performance Graph Table

	2010	2011	2012	2013	2014	2015
VSE	100	74.29	75.95	150.27	207.65	197.29
NASDAQ Composite	100	100.53	116.92	166.19	188.78	199.95
Peer Group	100	90.84	96.08	148.44	149.00	156.89

ITEM 6.    Selected Financial Data

(in thousands, except per share data)

	Years ended December 31,

	2015	2014	2013	2012	2011

Revenues	$533,982	$424,071	$471,638	$546,755	$580,762

Income from continuing operations	$24,918	$20,489	$23,990	$27,364	$20,190
(Loss) income from discontinued operations	-	(1,124)	(1,138)	(6,070)	362
Net income	$24,918	$19,365	$22,852	$21,294	$20,552

Basic earnings per share:
Income from continuing operations	$4.64	$3.83	$4.50	$5.18	$3.86
(Loss) income from discontinued operations	-	(0.21)	(0.21)	(1.15)	0.07
Net income	$4.64	$3.62	$4.29	$4.03	$3.93

Diluted earnings per share:
Income from continuing operations	$4.62	$3.82	$4.49	$5.15	$3.83
(Loss) income from discontinued operations	-	(0.21)	(0.21)	(1.14)	0.07
Net income	$4.62	$3.61	$4.28	$4.01	$3.90

Cash dividends per common share	$0.43	$0.39	$0.35	$0.31	$0.27

	As of December 31,

	2015	2014	2013	2012	2011

Working capital	$104,393	$34,871	$47,691	$64,976	$71,123

Total assets	$622,134	$355,330	$380,529	$410,211	$454,512

Long-term debt	$216,125	$23,563	$64,487	$116,377	$144,759

Long-term lease obligations	$23,251	$24,584	$25,721	$27,435	$33,938

Stockholders' equity	$229,309	$205,489	$186,803	$164,335	$143,600

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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Customers and Services

We are a diversified services company that assists our clients in sustaining, extending the service life, and improving the performance of their transportation, equipment, and other assets and systems. We provide logistics services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Postal Service ("USPS"), the United States Department of Defense ("DoD"), federal civilian agencies, commercial customers, and to other customers. Our largest customers are the USPS and DoD. Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services. See Item 1 "Business – Revenues and Contracts" on page 6 for revenues by customer.

Acquisitions

In January 2015, we acquired four related businesses that provide MRO services and parts supply for general aviation jet aircraft engines and engine accessories. The acquired businesses include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German based operations), and CT Aerospace LLC. These four businesses currently operate as a combined group, our Aviation Group, managed by our wholly owned subsidiary VSE Aviation, Inc., which retained certain key management members of the former ownership group.

On December 31, 2015, we acquired Ultra Seating Company, a company that manufactures and distributes seating for heavy duty and light duty commercial trucks, fork lifts, and service vehicles for truck fleets and original equipment manufacturers. Ultra Seating Company will operate under our Wheeler Bros., Inc. subsidiary.

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

Aviation Group – Our Aviation Group provides MRO services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories. This group consists of our four aviation businesses acquired in January 2015 (the "Aviation Acquisition"). These businesses have a diversified client base serving corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

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

Concentration of Revenues
	(in thousands)
	Years ended December 31,
Source of Revenues	2015	%	2014	%	2013	%
USPS MIP	$174,665	33	$160,742	38	$142,147	30
FMS Program	76,476	14	86,399	20	94,950	20
U.S. Army Reserve	32,533	6	47,765	11	60,162	13
Other	250,308	47	129,165	31	174,379	37
Total Revenues	$533,982	100	$424,071	100	$471,638	100

Management Outlook

We finished 2015 showing a marked improvement in our operating results over the prior year. Strong performance from our supply chain operations and the addition of our aviation MRO, parts supply and distribution businesses were the primary drivers behind this growth. Additionally, financial performance of our contracted services businesses to our traditional markets showed steady improvement as the year progressed. We believe that our 2015 results suggest continued improvements in our overall performance going into 2016.

Our Supply Chain Management Group has demonstrated continued growth in both new and existing markets and offerings in 2015. Our vehicle parts supply and inventory management support for the USPS delivery vehicle fleet, and support to the USPS in adapting its fleet for greater package delivery demand, are the primary drivers of this group's growth and successful results. The USPS is a key client for which our mission critical supply chain support should continue to be essential in sustaining its aging fleet as this client embarks on a lengthy transition to a new replacement fleet. We believe that our years of service and knowledge of this client's needs strategically position  us to participate on industry teams in the prospective competition to provide the next generation USPS delivery vehicles. Independent of that outcome, we anticipate servicing this eventual replacement fleet in the same manner we serve the existing fleet. We also are experiencing successful results from marketing our supply chain solutions to commercial clients operating large vehicle fleets, and we have bolstered our access to commercial markets with our acquisition of Ultra Seating Company. Additionally, we increased our sales of vehicle parts to the DoD in 2015. We believe the potential exists to continue revenue growth for this group.

We have successfully integrated our Aviation Group, which has made significant contributions to our operating results in 2015. Our Aviation Group has provided us with a wide range of new clients, enabling us to diversify our business to include a substantial portion of revenue from commercial clients. We are seeking to extend this group's offerings to our traditional U.S. and international military client base. Our Aviation Group is a valuable part of our strategy to expand our markets for sustainment services while diversifying our revenue base and strengthening growth potential.

Our revenue and operating income levels from DoD and federal civilian agencies served by our Federal Services group showed improvement in the second half of 2015. We began work on our contract to provide logistics support services to the Fort Benning Logistics Readiness Center, which began generating revenues in the third quarter of 2015 and has contract options that call for performance over a five and one half year period. We have seen an increase in new contract awards and funding, including funding totaling approximately $178 million during the second half of 2015. In December 2015 government authorization to transfer two frigates to Taiwan under our FMS Program was finalized, and as a result we expect revenue increases under this program. We believe these events position us well for 2016 and future years and we look forward to improved results from our government contract work.

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

A summary of our bookings and revenues for our Federal Services and IT, Energy and Management Groups for the years ended December 31, 2015, 2014 and 2013, and funded contract backlog for these groups as of December 31, 2015, 2014 and 2013 is as follows (in millions):

	2015	2014	2013
Bookings	$281	$217	$354
Revenues	$217	$252	$317
Funded Backlog	$238	$193	$234

Contract Award and Protest

In December 2015, we were awarded a task order on one of our contracts to provide logistics support, maintenance, repair, overhaul, modification and upgrade of military vehicles and other equipment for the Red River Army Depot. The task order has a total potential value of $243.8 million over three and one half years, if all options are exercised, and is estimated to require over 1,100 VSE and supporting subcontractor employees. The award was subsequently protested, and a ruling on the protest will likely be made in March or April 2016.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU will become effective for us in January 2019. Early adoption of the ASU is permitted. We currently are assessing the impact, if any that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.  Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The ASU will become effective for us in January 2017. Early adoption of the ASU is permitted. We currently are assessing the impact, if any that this standard will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to account for measurement-period adjustments retrospectively.  The ASU instead requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. We adopted the standard on January 1, 2015 and will prospectively apply the standard to business combination adjustments identified after the date of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new standard, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2015.  We currently are assessing the impact that this standard will have on our consolidated financial statements.

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

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title or risk of loss transfers to the customer. Sales returns and allowances are not significant.

Substantially all of our Federal Services and IT, Energy and Management Consulting work is performed for our customers on a contract basis. The three primary types of contracts used are time and materials, cost-type, and fixed-price. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

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

A summary of revenues for our operating groups, including a summary by contract type for our Federal Services and IT, Energy and Management Consulting groups, for the years ended December 31 is presented below (in thousands).

Contract Type	2015 Revenues	%	2014 Revenues	%	2013 Revenues	%
Supply Chain Management and Aviation Group revenues	$316,501	59.3	$172,482	40.7	$154,702	32.8

Cost-type	100,447	18.8	120,915	28.5	119,350	25.3
Fixed-price	74,490	13.9	87,807	20.7	102,487	21.7
Time and materials	42,544	8.0	42,867	10.1	95,099	20.2
Total Federal Services and IT, Energy and Management Consulting revenues	217,481	40.7	251,589	59.3	316,936	67.2
Total revenues	$533,982	100.0	$424,071	100.0	$471,638	100.0

We will occasionally perform work at risk, which is work performed prior to formalizing contract funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this "risk funding" as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Revenues recognized as of December 31, 2015 include approximately $1.5 million for which we had not received formalized funding. We believe that we are entitled to reimbursement and expect to receive all of this funding.

Earn-out Obligations

We value our Aviation Acquisition earn-out obligations using a probability-weighted discounted cash flow method. Significant unobservable inputs used to value the contingent consideration include projected earnings before interest, taxes, depreciation and amortization and the discount rate. Interest expense and subsequent changes in the fair value of the earn-out obligations are recognized in earnings for the period of the change.

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment assessment requires us to estimate the fair value of our reporting units and involves the use of subjective assumptions. We estimated the fair value of our reporting units using a weighting of fair values derived from the income approach, market approach, and comparative transactions approach with the heaviest weighting placed on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.

In the fourth quarter of 2015, we performed our annual goodwill impairment analysis for each of our reporting units. The results of the impairment analysis indicated that the fair value of our Akimeka reporting unit within our IT, Energy, and Management Consulting Group exceeded its carrying value by approximately 9%. Akimeka has experienced a reduction in services performed due to a decline in services ordered by clients on contracts, contract expirations, and the government's practice of awarding the types of work performed by Akimeka on expiring contracts to small businesses as set-aside contracts. Based on our assessment of these circumstances, we have determined that Akimeka is at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors. The carrying value of our Akimeka reporting unit included goodwill of approximately $29.8 million as of December 31, 2015.

As of December 31, 2015, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

	Revenues
	(in thousands)
	Years ended December 31,
	2015	%	2014	%	2013	%
Supply Chain Management Group	$196,772	36.8	$172,482	40.7	$154,702	32.8
Aviation Group	119,729	22.4	-	-	-	-
Federal Services Group	166,973	31.3	190,761	45.0	242,343	51.4
IT, Energy and Management Consulting Group	50,508	9.5	60,828	14.3	74,593	15.8
	$533,982	100.0	$424,071	100.0	$471,638	100.0

Our revenues increased by approximately $110 million or 26% for the year ended December 31, 2015 as compared to the prior year. The change in revenues for this period resulted from an increase of approximately $120 million due to the inclusion our Aviation Group in our operating results in 2015, an increase in our Supply Chain Management Group of approximately $24 million, a decrease in our Federal Services Group of approximately $24 million, and a decrease in our IT, Energy, and Management Consulting Group of approximately $10 million.

Our revenues decreased by approximately $48 million or 10% for the year ended December 31, 2014 as compared to the prior year. The change in revenues for this period resulted from a decrease in our Federal Services Group of approximately $52 million, a decrease in our IT, Energy, and Management Consulting Group of approximately $14 million, and an increase in our Supply Chain Management Group of approximately $18 million.

	Consolidated Statements of Income (in thousands)
	Years ended December 31,
	2015	%	2014	%	2013	%
Revenues	$533,982	100.0	$424,071	100.0	$471,638	100.0
Contract costs	480,155	89.9	383,001	90.3	424,250	90.0
Selling, general and administrative expenses	3,288	0.6	4,140	1.0	3,285	0.7
Operating income	50,539	9.5	36,930	8.7	44,103	9.3
Interest expense, net	9,544	1.8	3,983	0.9	5,789	1.2
Income before income taxes	40,995	7.7	32,947	7.8	38,314	8.1
Provision for income taxes	16,077	3.0	12,458	3.0	14,324	3.0
Income from continuing operations	24,918	4.7	20,489	4.8	23,990	5.1
(Loss) income from discontinued operations, net of tax	-	-	(1,124)	(0.2)	(1,138)	(0.2)

Net income	$24,918	4.7	$19,365	4.6	$22,852	4.9

Contract costs consist primarily of direct costs including inventory, labor, material, and supplies used in the delivery of our products and performance of our work, and indirect costs associated with these direct costs. These costs will generally increase or decrease in conjunction with products sold or the level of work associated with our revenues.

Our contract costs increased by approximately $97 million or 25% in 2015 as compared to 2014. The change in contract costs resulted from an increase of approximately $109 million due to the inclusion our Aviation Group in our operating results, an increase in our Supply Chain Management Group of approximately $19 million, a decrease in our Federal Services Group of approximately $22 million, and a decrease in our IT, Energy, and Management Consulting Group of approximately $8 million.

Our contract costs decreased by approximately $41 million or 10% in 2014 as compared to 2013. The decrease resulted from a decrease in our Federal Services Group of approximately $45 million, a decrease in our IT, Energy, and Management Consulting Group of approximately $11 million, and an increase in our Supply Chain Management Group of approximately $15 million.

Selling, general and administrative expenses consist primarily of costs and expenses that are not chargeable or reimbursable on our operating unit contracts. These costs decreased by approximately $852 thousand for 2015 as compared to the prior year. These costs included legal, consulting, professional services fees and other costs associated with our acquisitions of approximately $618 thousand in 2015 and approximately $1.1 million in 2014.

Our operating income increased by approximately $13.6 million or 37% in 2015 as compared to 2014. The increase resulted primarily from an increase of approximately $10.6 million due to the inclusion our Aviation Group in our operating results in 2015, an increase in our Supply Chain Management Group of approximately $5.8 million, a decrease in our Federal Services Group of approximately $1.4 million, and a decrease in our IT, Energy, and Management Consulting Group of approximately $1.9 million.

Our operating income decreased by approximately $7.2 million or 16% in 2014 as compared to 2013. The decrease resulted primarily from a decrease of approximately $6 million in our Federal Services Group and a decrease of approximately $2.4 million in our IT, Energy and Management Consulting Group. These decreases were partially offset by an increase in operating income in our Supply Chain Management Group of approximately $2.4 million.

Interest expense increased in 2015 as compared to 2014, primarily due to an increase in borrowing to finance our Aviation Acquisition. Interest expense decreased in 2014 as compared to 2013, due to reductions in our borrowing to pay down our bank debt. Interest expense also includes interest related to our executive and administrative headquarters facility lease. The amount of interest expense associated with capital leases is approximately $1.6 million for 2015, approximately $1.7 million for 2014, and approximately $1.7 million for 2013.

Provision for Income Taxes

Our effective tax rate from continuing operations was 39.2% for 2015, 37.8% for 2014, and 37.4% for 2013.  Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items can impact the difference between our statutory U.S. Federal income tax rate of 35% and our effective tax rate. A Canadian tax obligation and approximately $900 thousand of transaction costs that will not be deducted for tax purposes, both associated with our Aviation Acquisition, resulted in an increase to our effective tax rate of approximately 1.3 percentage points for 2015. Other permanent differences and federal and state tax credits such as the work opportunity tax credit and a state educational improvement tax credit provided a benefit to our tax rates of 1.2 percentage points for 2015, 1.7 percentage points for 2014 and 1.9 percentage points for 2013.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are (in thousands):

	Years ended December 31,
	2015	%	2014	%	2013	%
Revenues	$196,772	100.0	$172,482	100.0	$154,702	100.0
Contract costs	161,124	81.9	142,201	82.5	126,869	82.0
Selling, general and administrative expenses	195	0.1	587	0.3	534	0.4
Operating income	$35,453	18.0	$29,694	17.2	$27,299	17.6

Revenues for our Supply Chain Management Group increased approximately $24 million or 14% for 2015, as compared to the prior year. The revenue increase resulted primarily from increases in WBI's USPS MIP revenues and to DoD and commercial customer revenues and other projects performed for the USPS. Contract costs for our Supply Chain Management Group increased by approximately $19 million or 13% and operating income increased by approximately $5.8 million or 19% for 2015 as compared to the prior year. Contract cost and operating income increases resulted primarily from the increase in USPS MIP revenues. Operating income for this segment was decreased by approximately $527 thousand in 2015 and by approximately $3.1 million in 2014 due to adjustments to the accrued earn-out obligation for our WBI acquisition. The earn-out period for our WBI acquisition ended at June 30, 2015, finalizing the earn-out obligation amount, and the final earn-out payment for this obligation was made in September 2015.

Revenues for our Supply Chain Management Group increased approximately $18 million or 11% for 2014, as compared to the prior year. The revenue increase resulted primarily from an increase in WBI's USPS MIP revenues and to additional revenues associated with other projects performed for the USPS and revenues from new customers. DoD revenues for this group declined slightly in 2014 as compared to the prior year. Contract costs for our Supply Chain Management Group increased by approximately $15 million or 12% and operating income increased by approximately $2.4 million or 9% for 2014 as compared to the prior year. Contract cost and operating income increases resulted primarily from the increase in USPS MIP revenues. Operating income for this segment was decreased by approximately $3.1 million in 2014 and by approximately $183 thousand in 2013 due to adjustments to the accrued earn-out obligation for our WBI acquisition.

Aviation Group Results

The results of operations for our Aviation Group since the acquisition date of January 28, 2015 are as follows (in thousands):

	Year ended December 31,
	2015	%
Revenues	$119,729	100.0
Contract costs	108,813	90.9
Selling, general and administrative expenses	281	0.2
Operating income	$10,635	8.9

Contract costs for this group include expense for amortization of intangible assets associated with the Aviation Acquisition, allocated corporate costs, and a valuation adjustment to the accrued earn-out obligation associated with the acquisition. Expense for amortization of intangible assets was approximately $6.1 million, allocated corporate costs were approximately $4.5 million, and the valuation adjustment to earn-out obligation decreased these costs by $101 thousand. We finalized the purchase price accounting of our Aviation Acquisition during the fourth quarter of 2015. As such, we determined during the fourth quarter that approximately $700 thousand of indirect costs expensed in previous quarters was required to be capitalized as inventory.

Federal Services Group Results

The results of operations for our Federal Group are (in thousands):

	Years ended December 31,
	2015	%	2014	%	2013	%
Revenues	$166,973	100.0	$190,761	100.0	$242,343	100.0
Contract costs	164,314	98.4	186,690	97.9	231,538	95.5
Selling, general and administrative expenses	588	0.4	619	0.3	1,336	0.6
Operating income	$2,071	1.2	$3,452	1.8	$9,469	3.9

Revenues for our Federal Services Group decreased approximately $24 million or 12% and contract costs decreased approximately $22 million or 12% for 2015, as compared to the prior year. Revenues for this group decreased approximately $52 million or 21% and contract costs decreased approximately $45 million or 19% for 2014, as compared to the prior year.

Significant items affecting changes in our revenues and contract costs for 2015 included a decrease in revenue of approximately $15.2 million associated with a reduction in our Army Reserve vehicle refurbishment work, a decrease in revenue of approximately $9.9 million associated with a reduction in our FMS Program services, a decrease in revenue of approximately $9.3 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, and an increase in revenue of approximately $8.5 million associated with the start of our Ft. Benning Logistics Support Services Program.

Operating income and profit percentage decreases for 2015 resulted primarily from the decrease in revenues and to certain facility and infrastructure costs that could not be reduced as rapidly as the decline in the revenues on the programs that these costs supported. We have reduced costs in this group and believe that we are achieving balance between revenue levels and the supporting cost structure. These cost reductions and increased revenues have resulted in the improvement in operating income in the second half of 2015.

The decrease in revenues and contract costs for 2014 was primarily attributable to a decrease in revenue of approximately $27 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, to a reduction in our Army Reserve vehicle refurbishment work of approximately $12 million, to a decrease in revenue of approximately $9 million on our FMS Program, and to smaller revenue decreases in our CFT Program services and other work.

Operating income for our Federal Services Group decreased by approximately $6 million or 64% for 2014, as compared to the prior year. The decrease in operating income for 2014 was primarily attributable to a decrease of approximately $3.5 million associated with the completion of our U.S. Treasury Seized Assets Program in March 2014, a reduction of profits on our U.S. Army Reserve vehicle refurbishment program of approximately $1 million due to the reduction in revenues on this program, and to the continuation of fixed infrastructure costs during the time that revenue levels declined. Our operating income was reduced in 2014 by a charge of approximately $398 thousand for a Department of Treasury claim for an inventory shortage, and was reduced in 2013 by a charge of approximately $1.2 million associated with idle warehouse facilities associated with our Seized Asset Programs.

Profit margins in this group can vary due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. Award fee evaluations on our FMS Program occur three times per year and we recognize award fee revenue and income in the period we receive contractual notification of the award. We recognized award fee revenue and income in 2015 from three award fee notifications.

IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are (in thousands):

	Years ended December 31,
	2015	%	2014	%	2013	%
Revenues	$50,508	100.0	$60,828	100.0	$74,593	100.0
Contract costs	45,713	90.5	54,119	89.0	65,359	87.6
Selling, general and administrative expenses	64	0.1	75	0.1	173	0.2
Operating income	$4,731	9.4	$6,634	10.9	$9,061	12.2

Revenues for our IT, Energy and Management Consulting Group decreased approximately $10 million or 17% for 2015, as compared to the prior year. Contract costs decreased approximately $8 million or 16% for 2015, as compared to the prior year. The revenue and contract cost decreases resulted primarily from a decline in services ordered by clients, contract expirations, and a loss of work performed by this group on expiring contracts for which the follow-on work was awarded to small businesses on set-aside contracts. Operating income for this segment decreased approximately $1.9 million or 29% for 2015, as compared to the prior year. The decrease in operating income is primarily attributable to the decrease in revenue and lower profit margins resulting from cost balancing challenges associated with the lower revenue levels

Revenues for our IT, Energy and Management Consulting Group decreased approximately $14 million or 18% for 2014, as compared to the prior year. Contract costs for this group decreased approximately $11 million or 17% for 2014, as compared to the prior year. The decreases in revenues and contract costs were due primarily to a decline in services ordered by clients on continuing contracts and the expiration of a contract in the fourth quarter of 2013. Revenue on the expired contract was approximately $7.6 million for 2013. Operating income for this segment decreased approximately $2.4 million, or 27% for 2014, as compared to the prior year. The decrease in operating income is primarily attributable to the decrease in revenues and lower profit margins associated with new contracts that replaced predecessor contracts, which were partially offset by indirect cost reductions and efficiencies.

Financial Condition

There has been no material adverse change in our financial condition in 2015. Our capital structure has changed as a result of our Aviation Acquisition in January 2015 and associated bank financing. Our bank debt increased by approximately $186 million during this period. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, and the Aviation Acquisition.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $477 thousand during 2015.

Cash provided by operating activities decreased by approximately $12.1 million in 2015 as compared to 2014. The change is attributable to a decrease of approximately $19.2 million due to changes in the levels of operating assets and liabilities; an increase of approximately $5.6 million in cash provided by net income; and an increase of approximately $1.5 million in depreciation and amortization and other non-cash operating activities.

Our inventories and accounts receivable represent a significant amount of our assets, and our accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $10.4 million and cash used related to increases in accounts receivable was approximately $8.1 million for 2015. Inventory levels and accounts payable may fluctuate depending on the timing and amounts of inventory purchases. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations.

Cash used in investing activities increased approximately $202 million in 2015 as compared to 2014. Cash used in investing activities for 2015 included approximately $195 million for acquisitions and approximately $11 million for purchases of property and equipment primarily related to the expansion of our WBI facilities.

Cash provided by financing activities was approximately $168 million in 2015 as compared to cash used in financing activities of approximately $46 million in 2014. This difference was primarily due to bank borrowing to finance our acquisitions in 2015. We used approximately $12 million for earn-out obligation payments.

Cash provided by operating activities decreased by approximately $6.9 million in 2014 as compared to 2013. The change is attributable to a decrease of approximately $8.4 million due to changes in the levels of operating assets and liabilities; an increase of approximately $5 million in depreciation and amortization and other non-cash operating activities; and a decrease of approximately $3.5 million in cash provided by net income.

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

We paid cash dividends totaling approximately $2.3 million or $0.42 per share during 2015. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

We also purchase property and equipment; invest in expansion, improvement, and maintenance of our operational and administrative facilities; and invest in the acquisition of other companies. In 2015, our acquisitions required a significant use of cash.

Our external financing consists of an amended loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit, all with a termination date of January 2020. The amended agreement was implemented in January 2015 concurrent with our Aviation Acquisition.

The term loan requires quarterly installment payments. Our scheduled term loan payments after December 31, 2015 are $17.8 million in 2016, $21.6 million in 2017, $28.1 in 2018, $30 million in 2019, and $36.3 million in 2020. The amount of our term loan borrowings outstanding as of December 31, 2015 was $133.8 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $101 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2015. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2015, the LIBOR base margin was 2.5% and the base rate base margin was 1.25%. At inception of the amended and restated loan agreement the LIBOR base margin is 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

The terms of the loan agreement require us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed such compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of December 31, 2015, interest rates on portions of our outstanding debt ranged from 2.82% to 4.75%, and the effective interest rate on our aggregate outstanding debt was 3.29%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at December 31, 2015.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	2.97 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.71 to 1

We currently do not use public debt security financing.

Contractual Obligations

Our contractual obligations as of December 31, 2015 are (in thousands):

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years
Bank loan debt	$234,724	$17,812	$49,688	$167,224	$-
Operating leases, net of non-cancelable sublease income	6,859	3,287	2,888	677	7
Corporate headquarters lease, net of non- cancelable sublease income	52,754	3,410	8,441	9,035	31,868
Purchase obligations	1,228	850	378	-	-
Total	$295,565	$25,359	$61,395	$176,936	$31,875

Estimated cash requirements for interest on our bank loan debt are approximately $6.6 million for 2016 and $5.2 million for 2017.

Operating lease commitments are primarily for leased facilities for office, shop, and warehouse space. Equipment and software leases are also included in these amounts.

We have a 15-year lease agreement related to our executive and administrative headquarters facility. Terms of our lease agreement have required us to capitalize the construction costs of the leased building and account for the lease upon occupancy in May 2012 under the finance method of lease accounting rules.

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

Inflation and Pricing

Most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of land, buildings and improvements, shop and warehouse equipment, computer systems equipment, and furniture and fixtures. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. The resulting fixed rates on this portion of our debt are higher than the variable rates and have increased our net effective rate, but have given us protection us against interest rate increases.

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

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited the accompanying consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSE Corporation and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 3, 2016

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$740	$263
Receivables, net	78,471	59,391
Inventories	109,123	49,363
Deferred tax assets	3,613	1,834
Other current assets	9,423	11,517
Total current assets	201,370	122,368

Property and equipment, net	64,308	52,911
Intangible assets, net	143,043	72,209
Goodwill	198,545	92,052
Other assets	14,868	15,790
Total assets	$622,134	$355,330

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$17,557	$24,837
Accounts payable	40,084	29,424
Current portion of earn-out obligations	9,678	9,455
Accrued expenses and other current liabilities	29,067	23,245
Dividends payable	591	536
Total current liabilities	96,977	87,497

Long-term debt, less current portion	216,125	23,563
Deferred compensation	11,169	12,563
Long-term lease obligations, less current portion	23,251	24,584
Earn-out obligations, less current portion	10,166	-
Deferred tax liabilities	35,137	1,634
Total liabilities	392,825	149,841

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,375,532 and 5,358,261 respectively	269	268
Additional paid-in capital	21,637	20,348
Retained earnings	207,478	184,873
Accumulated other comprehensive loss	(75)	-
Total stockholders' equity	229,309	205,489
Total liabilities and stockholders' equity	$622,134	$355,330

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2015	2014	2013
Revenues:
Products	$318,141	$172,986	$157,332
Services	215,841	251,085	314,306
Total revenues	533,982	424,071	471,638

Contract costs:
Products	271,901	142,997	129,027
Services	208,254	240,004	295,223
Total contract costs	480,155	383,001	424,250

Selling, general and administrative expenses	3,288	4,140	3,285

Operating income	50,539	36,930	44,103

Interest expense, net	9,544	3,983	5,789

Income from continuing operations before income taxes	40,995	32,947	38,314

Provision for income taxes	16,077	12,458	14,324

Income from continuing operations	24,918	20,489	23,990

Loss from discontinued operations, net of tax	-	(1,124)	(1,138)

Net income	$24,918	$19,365	$22,852

Basic earnings per share:
Income from continuing operations	$4.64	$3.83	$4.50
Loss from discontinued operations	-	(0.21)	(0.21)
Net income	$4.64	$3.62	$4.29

Basic weighted average shares outstanding	5,373,613	5,353,912	5,329,208

Diluted earnings per share:
Income from continuing operations	$4.62	$3.82	$4.49
Loss from discontinued operations	-	(0.21)	(0.21)
Net income	$4.62	$3.61	$4.28

Diluted weighted average shares outstanding	5,393,635	5,371,200	5,343,267

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	For the years ended December 31,
	2015	2014	2013

Net income	$24,918	$19,365	$22,852
Change in fair value of interest rate swap agreements	(75)	201	536
Other comprehensive (loss) income, net of tax	(75)	201	536
Comprehensive income	$24,843	$19,566	$23,388

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2012	5,293	$265	$18,193	$146,614	$(737)	$164,335
Net income	-	-	-	22,852	-	22,852
Stock-based compensation	40	2	946	-	-	948
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	536	536
Dividends declared ($0.35 per share)	-	-	-	(1,868)	-	(1,868)
Balance at December 31, 2013	5,333	267	19,139	167,598	(201)	186,803
Net income	-	-	-	19,365	-	19,365
Stock-based compensation	25	1	1,209	-	-	1,210
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	201	201
Dividends declared ($0.39 per share)	-	-	-	(2,090)	-	(2,090)
Balance at December 31, 2014	5,358	268	20,348	184,873	-	205,489
Net income	-	-	-	24,918	-	24,918
Stock-based compensation	17	1	1,289	-	-	1,290
Change in fair value of interest rate swap agreements, net of tax	-	-	-	-	(75)	(75)
Dividends declared ($0.43 per share)	-	-	-	(2,313)	-	(2,313)
Balance at December 31, 2015	5,375	$269	$21,637	$207,478	$(75)	$229,309

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$24,918	$19,365	$22,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,541	18,770	20,016
Deferred taxes	84	3,083	(874)
Stock-based compensation	2,081	1,739	1,576
Earn-out obligation adjustment	426	3,059	183
Impairment of goodwill and intangible assets	-	-	790
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(8,139)	18,996	14,130
Inventories	(10,381)	(10,048)	2,240
Other current assets and noncurrent assets	6,031	(627)	(3,798)
Accounts payable and deferred compensation	(362)	(1,224)	1,922
Accrued expenses and other current liabilities	1,919	(1,024)	(597)
Long-term lease obligations	(1,275)	(1,107)	(1,826)
Earn-out obligations	(3,269)	-	-
Other liabilities	-	(1,267)	(16)

Net cash provided by operating activities	37,574	49,715	56,598

Cash flows from investing activities:
Purchases of property and equipment	(10,562)	(3,414)	(4,416)
Proceeds from the sale of property and equipment	507	-	-
Cash paid for acquisitions, net of cash acquired	(195,135)	-	-

Net cash used in investing activities	(205,190)	(3,414)	(4,416)

Cash flows from financing activities:
Borrowings on loan agreement	519,313	295,513	290,137
Repayments on loan agreement	(333,222)	(336,601)	(340,627)
Earn-out obligation payments	(11,713)	(1,972)	(180)
Payment of debt financing costs	(2,699)	-	-
Payments on capital lease obligations	(986)	(850)	(725)
Payment of taxes for equity transactions	(342)	(314)	(257)
Dividends paid	(2,258)	(2,034)	(1,811)

Net cash provided by (used in) financing activities	168,093	(46,258)	(53,463)

Net increase (decrease) in cash and cash equivalents	477	43	(1,281)
Cash and cash equivalents at beginning of year	263	220	1,501
Cash and cash equivalents at end of year	$740	$263	$220

Supplemental cash flow disclosures:

Cash paid for:
Interest	$6,621	$2,135	$ 4,192
Income taxes	$15,949	$9,934	$15,638

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our wholly owned subsidiaries, Energetics Incorporated ("Energetics"), Akimeka, LLC ("Akimeka"), Wheeler Bros., Inc. ("WBI") and VSE Aviation, Inc. ("VAI"), and our unincorporated divisions. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements also account for the classification of the Infrastructure Group as discontinued operations of our subsidiary Integrated Concepts and Research Corporation ("ICRC") and therefore any financial impact of such group has been presented as discontinued operations in the 2014 and 2013 reporting periods.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of restricted stock awards.

	Years Ended December 31,
	2015	2014	2013
Basic weighted average common shares outstanding	5,373,613	5,353,912	5,329,208
Effect of dilutive shares	20,022	17,288	14,059
Diluted weighted average common shares outstanding	5,393,635	5,371,200	5,343,267

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

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables.  Contracts with the government, either as a prime or subcontractor, accounted for approximately 76% of revenues for the year ended December 31, 2015 and 99% of revenues for the years ended December 31, 2014 and 2013. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including debt, approximate book value.

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

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title or risk of loss transfers to the customer. Sales returns and allowances are not significant.

Substantially all of our Federal Services and IT, Energy and Management Consulting work is performed for our customers on a contract basis. The three primary types of contracts used are time and materials, cost-type, and fixed-price. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

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

Revenue related to work performed on government contracts at risk, which is work performed at the customer's request prior to the government formalizing funding, is not recognized until it can be reliably estimated and its realization is probable.

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency.  Our indirect cost rates have been audited and approved for 2009 and prior years with no material adjustments to our results of operations or financial position.  While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations or financial position.

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

Inventories

Inventories for our Supply Chain Group are stated at the lower of cost or market using the first-in, first-out ("FIFO") method.  Included in inventory are related purchasing, storage, and handling costs.  Our inventory primarily consists of vehicle replacement parts.

Inventories for our Aviation Group are stated at lower of cost or market. Inventories for our Aviation Group primarily consist of general aviation jet aircraft engines and engine accessories and parts. The cost for purchased engines and parts is determined by the specific identification method. Included in inventory are related purchasing, overhaul labor, storage, and handling costs. We also purchase aircraft engines for disassembly into individual parts and components.

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

Deferred compensation plan expense recorded as contract costs in the accompanying consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 was approximately $1.9 million, $1.3 million, and $1.4 million, respectively.

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

No impairment charges related to intangible assets, other than goodwill, were recorded in the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

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

Goodwill

We test goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of the goodwill impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on our annual goodwill impairment analysis we performed during the fourth quarter of 2015, the fair value of our reporting units exceeded their carrying values.

Intangibles

Intangible assets consist of the value of contract-related intangible assets, trade names and acquired technologies acquired in acquisitions. We amortize on a straight-line basis intangible assets acquired as part of acquisitions over their estimated useful lives unless their useful lives are determined to be indefinite.  The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations. Our contract-related intangibles are amortized over their estimated useful lives of approximately seven to 16 years with a weighted-average life of approximately 12.6 years as of December 31, 2015.  We have four trade names that are amortized over an estimated useful life of approximately nine years. We have an acquired technologies intangible asset that is amortized over an estimated useful life of 11 years. The weighted-average life for all amortizable intangible assets is approximately 12.2 years as of December 31, 2015.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) Leases: Amendments to the FASB Accounting Standards Codifications, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU will become effective for us in January 2019. Early adoption of the ASU is permitted. We currently are assessing the impact, if any that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.  Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The ASU will become effective for us on January 2017. Early adoption of the ASU is permitted.  We currently are assessing the impact, if any that this standard will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to account for measurement-period adjustments retrospectively.  The ASU instead requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. We adopted the standard on January 1, 2015 and will prospectively apply the standard to business combination adjustments identified after the date of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new standard, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2015.  We currently are assessing the impact that this standard will have on our consolidated financial statements.

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

(2)  Receivables, net

Total receivables, net of allowance for doubtful accounts of approximately $100 thousand and $0 as of December 31, 2015 and 2014, respectively, were as follows (in thousands):

	2015	2014
Billed	$43,503	$26,709
Unbilled	34,968	32,682
Total receivables	$78,471	$59,391

The unbilled balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $1.5 million and $2.9 million as of December 31, 2015 and 2014, respectively. We expect to invoice substantially all unbilled receivables during 2016.

(3)  Other Current Assets and Other Assets

At December 31, 2015 and 2014, other current assets primarily consisted of vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses, prepaid maintenance agreements and deferred contract costs. At December 31, 2015 other assets primarily consisted of deferred compensation plan assets and capitalized loan fees. At December 31, 2014 other assets primarily consisted of deferred compensation plan assets and cash surrender value of life insurance policies.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Buildings and building improvements	$51,148	$45,825
Computer equipment	27,504	25,327
Furniture, fixtures, equipment and other	27,384	17,603
Leasehold improvements	2,036	3,567
Land and land improvements	4,214	3,410
	112,286	95,732
Less accumulated depreciation and amortization	(47,978)	(42,821)
Total property and equipment, net	$64,308	$52,911

Depreciation and amortization expense for property and equipment for the years ended December 31, 2015, 2014 and 2013 was approximately $9.1 million, $7.9 million and $9 million, respectively.

(5) Acquisitions

VSE Aviation

On January 28, 2015, we acquired 100% of the voting interests of four related businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for general aviation jet aircraft engines and engine accessories. The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German-based operations), and CT Aerospace LLC (collectively, the "Aviation Acquisition"). These four businesses are operating as a combined group managed by our wholly owned subsidiary VSE Aviation, Inc. ("VAI"). The Aviation Acquisition provides diversification by adding service offerings and broadening our client base.

The initial purchase consideration paid at closing for the Aviation Acquisition was approximately $189 million, which included an estimated net working capital adjustment of approximately $5 million. We may also be required under an earn-out obligation to make additional purchase price payments of up to $40 million if the acquired businesses meet certain financial targets during the first two post-closing years. An additional purchase price consideration of $5 million was paid to the sellers in September 2015 because certain of the acquired businesses surpassed agreed upon financial targets during a 12- consecutive month period in 2014 and 2015. Of the payment made at closing, $18 million was deposited into an escrow account to secure the sellers' indemnification obligations (the "Indemnification Amount"). Any remaining Indemnification Amount at the end of the indemnification period not encumbered as a result of any then pending indemnification claims will be distributed to the sellers. VAI's results of operations are included in the accompanying consolidated financial statements beginning on the acquisition date of January 28, 2015. VAI had revenues of approximately $120 million and operating income of approximately $10.6 million from the acquisition date through December 31, 2015. VAI's operating income includes amortization of intangible assets of approximately $6.1 million.

The fair values assigned to our earn-out obligation and intangible assets acquired were based on estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company's valuation, the total consideration of approximately $192 million (excluding any earn-out payments), which includes a final cash and net working capital consideration of $2.4 million, has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed (including deferred taxes on identifiable intangible assets that are not deductible for income tax purposes), as follows (in thousands):

Description	Fair Value
Cash	$502
Accounts receivable	10,627
Inventories	49,000
Prepaid expenses and other assets	3,436
Property and equipment	10,725
Customer relationships	78,500
Trade name	6,400
Goodwill	104,549
Accounts payable	(9,435)
Accrued expenses and other current liabilities	(4,719)
Long-term deferred tax liability	(32,773)
$216,812

Cash consideration	$191,867
Acquisition date fair value of earn-out obligation	24,945
Total	$216,812
The value attributed to customer relationships is being amortized on a straight-line basis using weighted average useful lives of approximately 14 years. The value attributed to trade name is being amortized on a straight-line basis over nine years. None of the value attributed to goodwill, customer relationships and trade name is deductible for income tax purposes. The amount of goodwill recorded for the Aviation Acquisition was approximately $104 million and reflects the strategic advantage of expanding our supply chain management and MRO capabilities through the addition of new service offerings to new markets.
We incurred approximately $528 thousand of acquisition-related expenses during the year ended December 31, 2015 which are included in selling, general and administrative expenses.
The following VSE unaudited consolidated pro forma results are prepared as if the Aviation Acquisition had occurred on January 1, 2014. This information is for comparative purposes only and does not necessarily reflect the results that would have occurred or may occur in the future. The following unaudited consolidated pro forma results of operations are as following (in thousands except per share amounts):

	Years ended December 31,
	2015	2014
Revenue	$541,387	$536,867
Income from continuing operations	$25,267	$26,040
Basic earnings per share	$4.70	$4.86
Diluted earnings per share	$4.68	$4.85

Ultra Seating

On December 31, 2015, we acquired 100% of the voting interest in Ultra Seating Company ("Ultra Seating") for an initial purchase price of approximately $3.8 million (subject to adjustment). Ultra Seating provides specialized seating for heavy duty and light duty commercial trucks. Ultra Seating will be included in our Supply Chain Management Group and complements our WBI subsidiary by expanding our current supply chain markets and establishing a distribution channel to better serve mission critical vehicle fleets. We are in the process of finalizing our valuation of the assets acquired and liabilities assumed. Based on preliminary estimates, we recorded $1.9 million of goodwill and $1.5 million of intangible assets primarily related to customer relationships and a trade name.

 (6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Aviation	Total
Balance as of December 31, 2013	$61,169	$30,883	$-	$92,052
Balance as of December 31, 2014	$61,169	$30,883	$-	$92,052
Increase from acquisitions	1,944	-	104,549	106,493
Balance as of December 31, 2015	$63,113	$30,883	$104,549	$198,545

The results of our annual goodwill impairment testing indicated that the fair value of our reporting units exceeded their carrying values as of October 1, 2015.

Intangible assets consist of the value of contract-related assets, technologies and trade names. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $15.6 million, $10 million and $10.2 million, respectively.

Intangible assets were composed of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
December 31, 2015
Contract and customer-related	$173,084	$(46,611)	$(1,025)	$125,448
Acquired technologies	12,400	(5,151)	-	7,249
Trade names	16,730	(6,384)	-	10,346
Total	$202,214	$(58,146)	$(1,025)	$143,043

December 31, 2014
Contract and customer-related	$93,304	$(33,840)	$(1,025)	$58,439
Acquired technologies	12,400	(4,024)	-	8,376
Trade names	10,100	(4,706)	-	5,394
Total	$115,804	$(42,570)	$(1,025)	$72,209

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):
Amortization
2016	$16,130
2017	16,080
2018	16,080
2019	16,016
2020	15,425
Thereafter	63,312
Total	$143,043

(7)  Debt

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

The term loan requires quarterly installment payments. Our scheduled term loan payments after December 31, 2015 are $17.8 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $36.3 million in 2020. The amount of our term loan borrowings outstanding as of December 31, 2015 was $133.8 million.

The maximum amount of credit available to us from the banking group for revolving loans and letters of credit as of December 31, 2015 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $101 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2015. We had approximately $23.6 million in revolving loan amounts outstanding and no of letters of credit outstanding as of December 31, 2014.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding as of December 31, 2015, including term loan borrowings and revolving loan borrowings, were approximately $234.7 million. Total bank loan borrowed funds outstanding as of December 31, 2014 were $48.6 million. The fair value of outstanding debt under our bank loan facilities as of December 31, 2015 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2015, the LIBOR base margin was 2.5% and the base rate base margin was 1.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The terms of the loan agreement require us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate hedges in February 2015 that complied with these terms. The amount of swapped debt outstanding as of December 31, 2015 was $125 million.

After taking into account the impact of hedging instruments, as of December 31, 2015, interest rates on portions of our outstanding debt ranged from 2.82% to 4.75%, and the effective interest rate on our aggregate outstanding debt was 3.29%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $7.3 million and $2 million during the years ended December 31, 2015 and 2014, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at December 31, 2015.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist primarily of accrued compensation and benefits of approximately $19.2 million and $16.7 million as of December 31, 2015 and 2014, respectively.  The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(9) Stock-Based Compensation Plans

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for its directors, officers and other employees (the "2006 Plan").  On May 6, 2014, the stockholders approved amendments to the 2006 Plan extending the term thereof until May 6, 2021 and authorized an additional 250,000 shares of our common stock for issuance under the 2006 Plan.  Under the 2006 Plan terms, we are authorized to issue up to 500,000 shares of our common stock and, as of December 31, 2015, 261,880 shares remained available for issuance under the 2006 Plan.  The Compensation Committee is responsible for the administration of the 2006 Plan, and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award.  These terms are included in award agreements between us and the recipients of the award.

During 2015 and 2014, Non-employee directors were awarded 9,000 and 10,800 shares of restricted stock, respectively, under the 2006 Plan. The weighted average grant-date fair value of these restricted stock grants was $68.58 per share and $47.22 per share for the shares awarded in 2015 and 2014, respectively. The shares issued vested immediately and cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $617 thousand and $510 thousand during 2015 and 2014, respectively.

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards of VSE stock under our 2006 Plan, based on our financial performance for the respective fiscal years.  These restricted stock awards are expensed and a corresponding liability is recorded on an accelerated basis over the vesting period of approximately three years.  Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased.  The date of award determination is expected to be in March 2016 for the 2015 awards.   The date of award determination for the 2014 awards and the 2013 awards was March 2, 2015 and March 2, 2014, respectively. On each vesting date, 100% of the vested award is paid in our shares.   The number of shares issued is based on the fair market value of our common stock on the vesting date.  The earned amount is expensed on an accelerated basis over the vesting period of approximately three years. On March 2, 2015, the employees eligible for the 2014 awards, 2013 awards and 2012 awards received a total of 7,602 shares of common stock.  The grant-date fair value of these awards was $83.20 per share.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2015	2014	2013
Employees	$1,423	$1,104	$1,163
Non-employee Directors	617	510	413
Total	$2,040	$1,614	$1,576

Employees are permitted to use a certain number of shares of restricted stock to cover their personal tax liability for restricted stock awards. We paid approximately $342 thousand, $314 thousand and $257 thousand, to cover this liability in the years ended December 31, 2015, 2014 and 2013, respectively. These payments are classified as financing cash flows on the consolidated statements of cash flows. As of December 31, 2015, the total compensation cost related to non-vested awards not yet recognized was approximately $962 thousand with a weighted average amortization period of 1.9 years.

Stock-based compensation consisted of restricted stock awards, was included in contract costs and the following line items on the accompanying statements of income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Stock-based compensation included in contract costs	$2,081	$1,739	$1,576
Income tax benefit recognized for stock-based compensation	(800)	(669)	(606)
Total stock-based compensation expense, net of income tax benefit	$1,281	$1,070	$970

(10)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions.  We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2011.

We file consolidated federal income tax returns that include all of our subsidiaries.  The components of the provision for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Current
Federal	$13,641	$7,889	$12,654
State	2,352	1,486	2,544
	15,993	9,375	15,198
Deferred
Federal	73	2,595	(848)
State	11	488	(26)
	84	3,083	(874)
Provision for income taxes	$16,077	$12,458	$14,324

The differences between the amount of tax computed at the federal statutory rate of 35% and the provision for income taxes from continuing operations for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Tax at statutory federal income tax rate	$14,348	$11,531	$13,410
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,683	1,486	1,630
Permanent differences, net	88	(516)	(685)
Other, net	(42)	(43)	(31)
Provision for income taxes	$16,077	$12,458	$14,324

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Gross deferred tax assets
Deferred compensation and accrued paid leave	$6,943	$6,992
Accrued expenses	2,228	1,276
Stock-based compensation	765	592
Interest rate swaps	47	-
Reserve for contract disallowances	119	287
Acquisition-related expenses	503	982
Capitalized inventory	1,080	589
Other	3	5
Total gross deferred tax assets	11,688	10,723

Gross deferred tax liabilities
Depreciation	(3,912)	(2,830)
Deferred revenues	(2,189)	(2,676)
Goodwill and intangible assets	(37,111)	(5,017)
Total gross deferred tax liabilities	(43,212)	(10,523)

Net deferred tax (liabilities) assets	$(31,524)	$200

(11)  Commitments and Contingencies

(a)  Leases and Other Commitments

We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and 15 years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index.  Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms. Lease expense for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Operating Lease Expense	Sublease Income	Net Expense
2015	$5,824	$506	$5,318
2014	$6,576	$119	$6,457
2013	$9,826	$531	$9,295

Future minimum annual non-cancelable commitments as of December 31, 2015 are as follows (in thousands):

	Operating Leases
	Lease Commitments	Sublease Income	Net Commitments
2016	$3,341	$54	$3,287
2017	2,113	50	2,063
2018	854	29	825
2019	510	-	510
2020	167	-	167
Thereafter	7	-	7
Total	$6,992	$133	$6,859

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

Future minimum annual non-cancelable commitments under our headquarters lease as of December 31, 2015, which are not included in the table above, are as follows (in thousands):

	Lease Commitments	Sublease Income	Net Commitments
2016	$4,104	$694	$3,410
2017	4,221	116	4,105
2018	4,336	-	4,336
2019	4,456	-	4,456
2020	4,579	-	4,579
Thereafter	31,868	-	31,868
Total	$53,564	$810	$52,754

(b)  Contingencies

We are one of the primary defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by one of our subcontractors, which resulted in the death of five subcontractor employees. The litigation is expected to proceed to trial in 2017. While the results of litigation cannot be predicted with certainty, we do not anticipate that this litigation will have a material adverse effect on our results of operations or financial position.

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

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed against VSE in the United States District Court for the District of Nebraska. The litigation subsequently was   transferred to the Eastern District of Virginia on November 9, 2015. The lawsuit asserts, among other things, breach of contract for services rendered related to the storage and manipulation of fireworks. The services relate to a prime contract that VSE maintains with the U.S. Bureau of Alcohol Tobacco, Firearms and Explosives. The complaint alleges that VSE has not paid Heritage the full charge for services rendered.  Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

In addition to the three above-referenced litigations, we have, in the normal course of business, certain claims against us and against other parties and we may be subject to various governmental investigations.  In our opinion, the resolution of these litigations, claims and investigations will not have a material adverse effect on our results of operations or financial position. However, the results of any legal proceedings cannot be predicted with certainty, therefore, the amount of loss, if any, cannot be reasonably estimated.

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

Our segment information is as follows (in thousands):

For the years ended December 31,
	2015	2014	2013
Revenues
Supply Chain Management Group	$196,772	$172,482	$154,702
Aviation Group	119,729	-	-
Federal Services Group	166,973	190,761	242,343
IT, Energy and Management Consulting Group	50,508	60,828	74,593
Total revenues	$533,982	$424,071	$471,638

Operating income:
Supply Chain Management Group	$35,453	$29,694	$27,299
Aviation Group	10,635	-	-
Federal Services Group	2,071	3,452	9,469
IT, Energy and Management Consulting Group	4,731	6,634	9,061
Corporate	(2,351)	(2,850)	(1,726)
Operating income	$50,539	$36,930	$44,103

Depreciation and amortization expense:
Supply Chain Management Group	$7,074	$5,373	$4,265
Aviation Group	5,865	-	-
Federal Services Group	10,635	11,320	13,356
IT, Energy and Management Consulting Group	1,967	2,077	2,387
Total depreciation and amortization	$25,541	$18,770	$20,008

Capital expenditures:
Supply Chain Management Group	$7,544	$2,524	$895
Aviation Group	959	-	-
Federal Services Group	78	230	1,447
IT, Energy and Management Consulting Group	16	199	71
Corporate	1,965	461	2,003
Total capital expenditures	$10,562	$3,414	$4,416

	December 31,
	2015	2014
Total assets:
Supply Chain Management Group	$189,654	$192,720
Aviation Group	264,160	-
Federal Services Group	38,626	36,225
IT, Energy and Management Consulting Group	47,107	49,790
Corporate	82,587	76,595
Total assets	$622,134	$355,330

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

	Revenues by Customer
	(dollars in thousands)
	Years ended December 31,
Customer	2015	%	2014	%	2013	%
U. S. Postal Service	$184,876	34.6	$167,268	39.4	$142,203	30.1

U.S. Army	80,086	15.0	101,714	24.0	101,736	21.6
U.S. Navy	98,887	18.5	88,007	20.7	123,307	26.1
U.S. Air Force	3,558	0.7	3,323	0.8	3,625	0.8
Total - DoD	182,531	34.2	193,044	45.5	228,668	48.5

Commercial Aviation	119,729	22.4	-	-	-	-
Other Commercial	4,653	0.9	3,680	0.9	2,250	0.5
Total - Commercial	124,382	23.3	3,680	0.9	2,250	0.5

Department of Energy	16,020	3.0	19,000	4.5	20,124	4.3
Social Security Administration	9,666	1.8	10,153	2.4	12,981	2.8
Department of Treasury	1,405	0.3	10,897	2.6	35,929	7.6
Other Government	15,102	2.8	20,029	4.7	29,483	6.2
Total - Other Civilian Agencies	42,193	7.9	60,079	14.2	98,517	20.9

Total	$533,982	100.0	$424,071	100.0	$471,638	100.0

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

(13)  Capital Stock

Common Stock

Our common stock has a par value of $0.05 per share.  Proceeds from common stock issuances that are greater than $0.05 per share are credited to additional paid in capital.  Holders of common stock are entitled to one vote per common share held on all matters voted on by our stockholders.  Stockholders of record are entitled to the amount of dividends declared per common share held.

(14)  401(k) Plan and Profit Sharing Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all of our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $4.8 million, $4 million and $3.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Energetics maintains a profit sharing plan for its employees.  All employees who have completed at least two years of service are members of the profit sharing plan. At our discretion, we may make contributions to the Energetics plan. Total expense for the years ended December 31, 2015, 2014, and 2013 was $0, $190 thousand, and $175 thousand, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value December 31, 2015	Fair Value December 31, 2014
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$264	$253
Interest rate swaps	Accrued expenses	Level 2	$123	-
Earn-out obligations - current	Current portion of earn-out obligations	Level 3	$9,678	$9,455
Earn-out obligations - long-term	Earn-out obligations	Level 3	$10,166	-

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $123 thousand at December 31, 2015, has been reported in accrued expenses. We had no interest rate swaps in place at December 31, 2014. The offset, net of an income tax effect of approximately $48 thousand is included in accumulated other comprehensive loss in the accompanying balance sheets as of December 31, 2015. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

We utilized a probability-weighted discounted cash flow method to determine the fair value of our Aviation Acquisition earn-out obligations. Probabilities were applied to each potential pay-out scenario and the resulting values were discounted using a rate that considered our weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. Significant unobservable inputs used to value the contingent consideration include projected earnings before interest, taxes, depreciation and amortization and the discount rate.  If significant increases or decreases in the inputs occurred in isolation, the result could be a significantly higher or lower fair value measurement.

Our acquisition of Wheeler Bros., Inc. ("WBI") in 2011 required us to make additional payments to the sellers of up to a total of $40 million over a four-year post-acquisition period that ended June 30, 2015 if WBI achieved certain financial performance. WBI's sellers earned approximately $10 million, $2.7 million, $219 thousand, and $7.1 million based on WBI's financial performances for the earn-out years ended June 30, 2015, 2014, 2013 and 2012, respectively. WBI's final earn-out payment of approximately $10 million for the earn-out period ended June 30, 2015 was made in September 2015. Changes in the fair value of the earn-out obligations were recorded as contract costs in the period of change through settlement.

The fair value of all earn-out obligations increased approximately $426 thousand and $3.1 million for the years ended December 31, 2015 and December 31, 2014, respectively. (see Note 5, Acquisitions, for further discussion of the Aviation Acquisition earn-out obligation).

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligations measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2014	$9,455	$-	$9,455
Earn-out payments	(14,982)	-	(14,982)
Fair value adjustment included in earnings	527	(101)	426
Additional earn-out obligations	14,678	10,267	24,945
Balance as of December 31, 2015	$9,678	$10,166	$19,844

(16)  Discontinued Operations

During 2012 we discontinued the construction management operations of our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC").

As of December 31, 2015, one of the bonded projects had not yet been completed and the aggregate bonded amount on this project was approximately $3 million. Our bonded projects are the subject of claims and disputes involving the subcontractors associated with the projects. We recorded an expense of approximately $1.1 million, net of tax, which was included in loss from discontinued operations for the year ended December 31, 2014 primarily related to these claims and disputes. We expect the remaining bonded project to be completed in 2016.

Revenues and costs of ICRC have been reclassified as discontinued operations for all periods presented.  The major categories included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Revenues	$-	$-	$225

Loss before income taxes	$-	$(1,807)	$(1,818)
Income benefit		(683)	(680)
Loss from discontinued operations, net	$-	$(1,124)	$(1,138)

(17)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2015 and 2014, in thousands, except earnings per share.

	2015 Quarters

	1st	2nd	3rd	4th

Revenues	$120,791	$131,126	$137,396	$144,669
Contract costs	$108,948	$118,672	$123,652	$128,883
Operating income	$10,684	$11,496	$13,243	$15,116
Income from continuing operations	$5,220	$5,479	$6,474	$7,745
Net income	$5,220	$5,479	$6,474	$7,745

Basic earnings per share:
Income from continuing operations	$0.97	$1.02	$1.20	$1.44
Net income	$0.97	$1.02	$1.20	$1.44
Basic weighted average shares outstanding	5,370	5,375	5,375	5,375

Diluted earnings per share:
Income from continuing operations	$0.97	$1.02	$1.20	$1.43
Net income	$0.97	$1.02	$1.20	$1.43
Diluted weighted average shares outstanding	5,380	5,391	5,396	5,407

	2014 Quarters

	1st	2nd	3rd	4th

Revenues	$119,409	$107,962	$101,749	$94,951
Contract costs	$107,611	$96,481	$93,388	$85,521
Operating income	$11,357	$10,703	$7,183	$7,687
Income from continuing operations	$6,269	$5,944	$3,887	$4,389
Loss from discontinued operations	$(615)	$(279)	$(4)	$(226)
Net income	$5,654	$5,665	$3,883	$4,163

Basic earnings per share:
Income from continuing operations	$1.17	$1.11	$0.73	$0.82
Loss from discontinued operations	$(0.12)	$(0.05)	$0.00	$(0.04)
Net income	$1.05	$1.06	$0.73	$0.78
Basic weighted average shares outstanding	5,347	5,356	5,356	5,356

Diluted earnings per share:
Income from continuing operations	$1.17	$1.11	$0.72	$0.82
Loss from discontinued operations	$(0.12)	$(0.05)	$0.00	$(0.04)
Net income	$1.05	$1.06	$0.72	$0.78
Diluted weighted average shares outstanding	5,364	5,368	5,372	5,380

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm under Item 9(a) of this Form 10-K.

On January 28, 2015, we acquired four related businesses that specialize in maintenance, repair and overhaul services and parts supply for general aviation jet aircraft related engines and engine accessories. The businesses acquired include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German-based operations), and CT Aerospace LLC. These four businesses are operating as a combined group managed by our wholly owned subsidiary VSE Aviation, Inc. ("VAI"). VAI represents approximately 13.7% of total assets as of December 31, 2015, and 22.4% and 20.7% of revenues and operating income, respectively, for the year then ended. As is consistent with interpretive guidance provided by the SEC's staff, management excluded the acquired businesses from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.

Change in Internal Controls

During the fourth quarter of fiscal year 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

We have audited VSE Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). VSE Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VSE Aviation, Inc., which is included in the 2015 consolidated financial statements of VSE Corporation and Subsidiaries and constituted approximately 13.7% of total assets as of December 31, 2015 and approximately 22.4% and 20.7% of revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of VSE Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of VSE Aviation, Inc.

In our opinion, VSE Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VSE Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of VSE Corporation and Subsidiaries and our report dated March 3, 2016 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

McLean, Virginia
March 3, 2016

ITEM 9B.    Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2015 in respect to the Annual Meeting of VSE's stockholders scheduled to be held on May 3, 2016 (the "Proxy Statement").

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

VSE CORPORATION
Date: March 3, 2016	By:	/s/ M. A. Gauthier
M. A. Gauthier
Director, Chief Executive Officer,
President and Chief Operating
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive	March 3, 2016
Maurice A. Gauthier	Officer, President and
Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President	March 3, 2016
Thomas R. Loftus	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Clifford M. Kendall	Chairman/Director	March 3, 2016
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 3, 2016
Calvin S. Koonce

/s/ James F. Lafond	Director	March 3, 2016
James F. Lafond

/s/ Bonnie K. Wachtel	Director	March 3, 2016
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 3, 2016
Ralph E. Eberhart

/s/ Jack C. Stultz	Director	March 3, 2016
Jack C. Stultz

/s/ John E. Potter	Director	March 3, 2016
John E. Potter

/s/ John C. Harvey	Director	March 3, 2016
John C. Harvey

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Certificate of incorporation and by-laws Restated Certificate of Incorporation of VSE Corporation dated as of February 6, 1996 (Exhibit 3.2 to Form 10-K405 dated March 25, 1996)	*
3.2	By-Laws of VSE Corporation as amended through December 17, 2008 (Exhibit 3.1 to Form 8-K dated December 17, 2008)	*
4.1
Instruments defining the rights of security holders,
  including indentures
  Specimen Stock Certificate as of May 19, 1983
  (Exhibit 4 to Registration Statement No. 2-83255
  dated April 22, 1983 on Form S-2)
* +
10.1	Material contracts
10.2	Employment Agreement dated as of July 1, 2004, by and between VSE Corporation and Thomas R. Loftus (Exhibit 10.1 to Form 10-Q dated July 30, 2004)	* +
10.3	Amended and Restated Employment Agreement dated as of December 6, 2013, by and between VSE Corporation and Maurice A. Gauthier (Form 8-K dated December 9, 2013)	* +
10.4	Severance and Mutual Protection Agreement dated as of November 7, 2008, by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.3 to Form 10-K dated March 3, 2009)	* +
10.5
Third Amended and Restated Business Loan and
  Security Agreement dated January 28, 2015 among
  VSE Corporation and its wholly owned
  subsidiaries, Citizens Bank of Pennsylvania and
  a syndicate of five other banks (Exhibit 10.1 to
  Form 8-K dated January 30, 2015)

10.6	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	* +
10.7	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +

10.8	VSE Corporation 2004 Non-Employee Directors Stock Plan (Appendix B to Registrant's definitive proxy statement for the Annual Meeting of Stockholders held on May 6, 2014)	* +
13.1	Annual report to security holders, Form 10-Q or selected quarterly data	Exhibit 13
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
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