Form 10-Q
period 2016-03-31
VSE CORP
filed 2016-04-29
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 22, 2016: 5,399,342

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on March 3, 2016 ("2015 Form 10-K").

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our 2015 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we file with the SEC subsequent to our 2015 Form 10-K.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$587	$740
Receivables, net	76,878	78,471
Inventories	113,633	109,123
Other current assets	13,184	9,138
Total current assets	204,282	197,472

Property and equipment, net	63,796	64,308
Intangible assets, net	139,023	143,043
Goodwill	198,545	198,545
Other assets	15,274	13,986
Total assets	$620,920	$617,354

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$18,210	$17,272
Accounts payable	51,445	40,084
Current portion of earn-out obligation	8,015	9,678
Accrued expenses and other current liabilities	27,159	29,067
Dividends payable	594	591
Total current liabilities	105,423	96,692

Long-term debt, less current portion	201,675	215,243
Deferred compensation	13,070	11,169
Long-term lease obligations, less current portion	22,914	23,251
Earn-out obligation, less current portion	10,445	10,166
Deferred tax liabilities	31,099	31,524
Total liabilities	384,626	388,045

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,399,342 and 5,375,532 respectively	270	269
Additional paid-in capital	23,136	21,637
Retained earnings	213,436	207,478
Accumulated other comprehensive loss	(548)	(75)
Total stockholders' equity	236,294	229,309
Total liabilities and stockholders' equity	$620,920	$617,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2016	2015

Revenues:
Products	$85,271	$69,721
Services	58,365	51,070
Total revenues	143,636	120,791

Costs and operating expenses:
Products	69,290	56,183
Services	56,204	49,124
Selling, general and administrative expenses	1,381	1,159
Amortization of intangible assets	4,020	3,641
Total costs and operating expenses	130,895	110,107

Operating income	12,741	10,684

Interest expense, net	2,497	2,143

Income before income taxes	10,244	8,541

Provision for income taxes	3,692	3,321

Net income	$6,552	$5,220

Basic earnings per share:	$1.22	$0.97

Basic weighted average shares outstanding	5,389,184	5,369,695

Diluted earnings per share:	$1.21	$0.97

Diluted weighted average shares outstanding	5,403,097	5,380,217

Dividends declared per share	$0.11	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2016	2015

Net income	$6,552	$5,220

Change in fair value of interest rate swap agreements	(473)	(301)

Other comprehensive loss, net of tax	(473)	(301)

Comprehensive income	$6,079	$4,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$6,552	$5,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,241	6,101
Deferred taxes	(129)	(1,313)
Stock-based compensation	1,028	788
Earn-out obligation adjustment	(1,384)	310
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	1,593	(9,195)
Inventories	(4,510)	(1,298)
Other current assets and noncurrent assets	(5,330)	(741)
Accounts payable and deferred compensation	13,097	(1,246)
Accrued expenses and other current liabilities	(1,429)	1,074
Long-term lease obligations	(337)	(280)

Net cash provided by (used in) operating activities	15,392	(580)

Cash flows from investing activities:
Purchases of property and equipment	(1,428)	(3,384)
Proceeds from the sale of property and equipment	6	207
Cash paid for acquisitions, net of cash acquired	-	(188,771)

Net cash used in investing activities	(1,422)	(191,948)

Cash flows from financing activities:
Borrowings on loan agreement	49,699	300,471
Repayments on loan agreement	(62,468)	(104,349)
Payment of debt financing costs	-	(2,280)
Payments on capital lease obligations	(264)	(233)
Payments of taxes for equity transactions	(499)	(341)
Dividends paid	(591)	(535)

Net cash (used in) provided by financing activities	(14,123)	192,733

Net (decrease) increase in cash and cash equivalents	(153)	205
Cash and cash equivalents at beginning of period	740	263
Cash and cash equivalents at end of period	$587	$468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2015 Form 10-K.

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

Reclassification

Effective January 1, 2016, we elected to present amortization of purchased intangible assets as a separate line item and rename "Contract costs" to "Costs and operating expenses" on our Consolidated Statements of Income.  For consistency, these amortization expenses have been reclassified in the Consolidated Statements of Income for the three months ended March 31, 2015 to conform to the current period presentation.  As a result, amortization expenses previously reflected as contract costs of $3.2 million in "Products" and $486 thousand in "Services" were reclassified to the "Amortization of intangible assets" line item within cost and operating expenses.  These reclassifications have no effect on our reported financial condition, results of operations, or cash flows.

(2) Acquisitions

Ultra Seating

On December 31, 2015, we acquired 100% of the voting and equity interest in Ultra Seating Company ("Ultra Seating") for an initial purchase price of approximately $3.8 million (subject to adjustment). Ultra Seating provides specialized seating for heavy duty and light duty commercial trucks. Ultra Seating is included in our Supply Chain Management Group and complements our Wheeler Bros., Inc. subsidiary by expanding our current supply chain markets and establishing a distribution channel to better serve mission critical vehicle fleets. We are in the process of finalizing our valuation of the assets acquired and liabilities assumed, including the amortization period for the intangible assets. Based on preliminary estimates, we recorded approximately $1.9 million of goodwill and approximately $1.5 million of intangible assets primarily related to customer relationships and a trade name.

The pro forma effects assuming the acquisition had occurred as of January 1, 2015 were not material to the Company's total revenues, income from continuing operations and earnings per share for the three months ended March 31, 2015.

VSE Aviation

On January 28, 2015, we acquired 100% of the voting and equity interests of four businesses that specialize in maintenance, repair and overhaul ("MRO") services and parts supply for general aviation jet aircraft engines and engine accessories. The acquired businesses include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German-based operations), and CT Aerospace LLC (collectively, "Aviation Acquisition"). These four businesses are operating as a combined group managed by our wholly owned subsidiary VSE Aviation, Inc. ("VAI"). The Aviation Acquisition provided diversification by adding service offerings and broadening our client base.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

We may be required under an earn-out obligation to make additional purchase price payments of up to $40 million if the acquired businesses meet certain financial targets during the first two post-closing years. Included in earn-out obligation on the March 31, 2016 balance sheet is an earn-out obligation of approximately $10.4 million, net of the current portion of approximately $8 million classified in current portion of earn-out obligation, which represents our best estimate of the present value of such earn-out obligation for both post-closing years. Interest expense and subsequent changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

The following VSE unaudited consolidated pro forma results are prepared as if the Aviation Acquisition had occurred on January 1, 2014. This information is for comparative purposes only and does not necessarily reflect the results that would have occurred or may occur in the future. The following unaudited consolidated pro forma results of operations are as follows (in thousands except per share amounts):

	Three months ended March 31,
	2016	2015
Revenue	$143,636	$128,196
Income from continuing operations	$6,552	$5,383
Basic earnings per share	$1.22	$1.00
Diluted earnings per share	$1.21	$1.00

(3)  Debt

We have a loan agreement with a group of banks that was amended in January 2015 to fund our Aviation Acquisition, provide working capital for our continuing operations, and retire our existing debt. The loan agreement, which expires January 2020, is comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the inception of the amended loan agreement of approximately $2.7 million were capitalized and are being amortized over the five-year life of the loan.

Our required term loan payments after March 31, 2016 are $14.1 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $36.2 million in 2020. The amount of term loan borrowings outstanding as of March 31, 2016 was $130 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of March 31, 2016 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $92 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2016. We had approximately $101 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2015.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding as of March 31, 2016, including term loan borrowings and revolving loan borrowings, were approximately $222 million. Total bank loan borrowed funds outstanding as of December 31, 2015 were approximately $235 million. The fair value of outstanding debt as of March 31, 2016 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2016, the LIBOR base margin was 2.5% and the base rate base margin was 1.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate swap agreements in February 2015 that complied with the agreement. The amount of swapped debt outstanding as of March 31, 2016 was $100 million. After taking into account the impact of interest rate swap agreements, as of March 31, 2016, interest rates on portions of our outstanding debt ranged from 2.93% to 4.75%, and the effective interest rate on our aggregate outstanding debt was 3.4%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $2.0 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

The loan agreement contains collateral requirements to secure our borrowings and other loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at March 31, 2016.

(4) Earnings Per Share

Basic earnings per share ("EPS") has been computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for an assumed vesting of restricted stock awards.

	Three months ended March 31,
	2016	2015
Basic weighted average common shares outstanding	5,389,184	5,369,695
Effect of dilutive restricted stock awards	13,913	10,522

Diluted weighted average common shares outstanding	5,403,097	5,380,217

(5) Commitments and Contingencies

Commitments

As of March 31, 2016, we had one uncompleted bonded project and the aggregate bonded amount on this project was approximately $3 million. Our bonded project is the subject of claims and disputes involving the subcontractors associated with the project. We expect this project to be completed in 2016.

Contingencies

We are one of the defendants in a multiple plaintiff wrongful death action in Hawaii related to a fireworks explosion that occurred in April 2011 at a facility operated by a subcontractor, that resulted in the death of five of its employees. The litigation is expected to proceed to trial in 2017. While the results of litigation cannot be predicted with certainty, we do not anticipate that this litigation will have a material adverse effect on our results of operations or financial position.

In March 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC (the "Anchorage Lawsuit").  With respect to ICRC, the plaintiff asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the Maritime Administration, a federal agency with the United States Department of Transportation. ICRC

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

did not have a contract with the Municipality of Anchorage. In April 2013, ICRC removed the case to the United States District Court for the District of Alaska. ICRC's contract with the Maritime Administration expired on May 31, 2012. The litigation is expected to proceed to trial in 2017. Currently, we cannot predict whether the Anchorage Lawsuit will have a material adverse effect on our results of operations or financial position.

On or about August 21, 2015, a lawsuit, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of Connecticut and Travelers Property Casualty Company of America v. Integrated Concepts and Research Corporation, VSE Corporation and Municipality of Anchorage, was filed in the United States District Court for the District of Alaska.  The plaintiff insurance companies are seeking, among other things, (a) a declaration by the court that there is no defense or indemnity coverage available to ICRC and VSE for the Anchorage Lawsuit under the insurance policies issued by the plaintiffs and (b) reimbursement of defense fees and costs incurred by the plaintiffs in the defense of uncovered claims in respect of the Anchorage Lawsuit.

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed in the United States District Court for the District of Nebraska. The litigation subsequently was transferred to the Eastern District of Virginia on November 9, 2015. The lawsuit asserts, among other things, breach of contract for services rendered related to the storage and manipulation of fireworks. The services relate to a prime contract that VSE maintains with the U.S. Bureau of Alcohol Tobacco, Firearms and Explosives. The complaint alleges that VSE has not paid Heritage the full charge for services rendered.  The litigation is expected to proceed to trial in the summer of 2016. Currently, we cannot predict whether this litigation will have a material adverse effect on our results of operations or financial position.

In addition to the above-referenced litigations, we have, in the normal course of business, certain claims against us and against other parties and we may be subject to various governmental investigations.  In our opinion, the resolution of these litigations, claims and investigations will not have a material adverse effect on our results of operations, cash flows or financial position. However, the results of any legal proceedings cannot be predicted with certainty, therefore, the amount of loss, if any, cannot be reasonably estimated.

(6) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under four reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") and direct sales to the United States Postal Service ("USPS") and to other customers.

Aviation Group - Our Aviation Group provides MRO services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Our segment information for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Revenues:
Supply Chain Management Group	$51,143	$46,242
Aviation Group	33,546	22,764
Federal Services Group	47,715	37,792
IT, Energy and Management Consulting Group	11,232	13,993
Total revenues	$143,636	$120,791

Operating income:
Supply Chain Management Group	$9,028	$8,306
Aviation Group	3,289	2,113
Federal Services Group	389	(267)
IT, Energy and Management Consulting Group	888	1,215
Corporate/unallocated expenses	(853)	(683)
Operating income	$12,741	$10,684

Customer Information

Our revenue by customer is as follows (dollars in thousands):

	Three months ended March 31,
Customer	2016	%	2015	%
U. S. Postal Service	$46,297	32.2	$44,180	36.6

U.S. Navy	29,891	20.8	21,397	17.7
U.S. Army	22,210	15.5	19,171	15.9
U.S. Air Force	981	0.7	790	0.6
Total-DoD	53,082	37.0	41,358	34.2

Commercial Aviation	33,546	23.3	22,764	18.9
Other Commercial	2,283	1.6	1,207	1.0
Total-Commercial	35,829	24.9	23,971	19.9

Department of Energy	2,903	2.0	4,444	3.7
Social Security Administration	2,587	1.8	2,450	2.0
Other Government	2,938	2.1	4,388	3.6
Total-Other Civilian Agencies	8,428	5.9	11,282	9.3

Total	$143,636	100.0	$120,791	100.0

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

 (7) Goodwill and Intangible Assets

There were no changes in goodwill for the three months ended March 31, 2016. Goodwill by operating segment is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Aviation	Total
Balance as of December 31, 2015	$63,113	$30,883	$104,549	$198,545

Balance as of March 31, 2016	$63,113	$30,883	$104,549	$198,545

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $4 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2016
Contract and customer-related	$173,084	$(49,911)	$(1,025)	$122,148
Acquired technologies	12,400	(5,432)	-	6,968
Trade names – amortizable	16,730	(6,823)	-	9,907
Total	$202,214	$(62,166)	$(1,025)	$139,023

December 31, 2015
Contract and customer-related	$173,084	$(46,611)	$(1,025)	$125,448
Acquired technologies	12,400	(5,151)	-	7,249
Trade names	16,730	(6,384)	-	10,346
Total	$202,214	$(58,146)	$(1,025)	$143,043

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

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1–Observable inputs–quoted prices in active markets for identical assets and liabilities;

Level 2–Observable inputs-other than the quoted prices in active markets for identical assets and liabilities–includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and

Level 3–Unobservable inputs–includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

 The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2016	Fair Value December 31, 2015
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$273	$264
Interest rate swaps	Accrued expenses	Level 2	$892	$123
Earn-out obligation-current	Current portion of earn-out obligation	Level 3	$8,015	$9,678
Earn-out obligation-long-term	Earn-out obligation	Level 3	$10,445	$10,166

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective cash flow hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $892 thousand at March 31, 2016 and $123 thousand at December 31, 2015, has been reported in accrued expenses. The offset, net of an income tax effect of approximately $344 thousand and $48 thousand is included in accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

We utilized a probability-weighted discounted cash flow method to determine the fair value of our Aviation Acquisition earn-out obligation. Probabilities were applied to each potential pay-out scenario and the resulting values were discounted using a rate that considered our weighted average cost of capital, as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. Significant unobservable inputs used to value the contingent consideration included projected earnings before interest, taxes, depreciation and amortization and the discount rate.  If significant increases or decreases in the inputs occurred in isolation, the result could be a significantly higher or lower fair value measurement.

The fair value of the earn-out obligation decreased $1.4 million for the three months ended March 31, 2016 (see Note  2, Acquisitions, for further discussion of the Aviation Acquisition earn-out obligation).

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligation measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2015	$9,678	$10,166	$19,844
Fair value adjustment included in earnings	(1,663)	279	(1,384)
Balance as of March 31, 2016	$8,015	$10,445	$18,460

(9) Income Taxes

Our effective tax rate was 36.0% and 38.9% for the three months ended March 31, 2016 and 2015, respectively.  Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the quarter ended March 31, 2016 primarily results from a 2.3 percentage points decrease due to fair value changes of $1.4 million to the earn-out obligation and certain benefits associated with the Aviation Acquisition. The higher effective tax rate for the quarter ended March 31, 2015 is primarily due to approximately $900 thousand of transaction costs that were not deductible for tax purposes, which increased our effective tax rate in 2015.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

(10) Recently Issued Accounting Pronouncements

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

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.  Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The ASU will become effective for us in January 2017; however, early adoption is permitted.  The ASU can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We adopted ASU 2015-17 on January 1, 2016 and retrospectively applied this amended accounting guidance to our deferred tax liabilities and assets for all periods presented.  The impact of this change in accounting principle on balances previously reported as of December 31, 2015 was a reclassification of our net current deferred tax assets of approximately $ 3.6 million to net long-term deferred tax liabilities.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new standard, debt issuance costs related to a recognized debt liability are required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU 2015-03 is effective for the fiscal year, and interim periods within that fiscal year, beginning after December 15, 2015. We adopted the provisions of ASU 2015-03 January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of December 31, 2015, approximately $285 thousand of debt issuance costs was reclassified in the consolidated balance sheet from other current assets to current portion of long-term debt and approximately $882 thousand was reclassified from other assets to long-term debt, less current portion. The adoption of ASU 2015-03 did not impact our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The effective date of the ASU was recently deferred to the interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted as of the original effective date–interim and annual periods beginning on or after December 15, 2016. We currently are assessing the impact that this standard will have on our consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified services company that assists our clients in sustaining, extending the service life and improving the performance of their transportation, equipment and other assets and systems. We provide sustainment services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), federal civilian agencies, commercial customers and to other customers. Our largest customers are the USPS and DoD. Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

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

Aviation Group – Our Aviation Group provides MRO services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories. This group consists of our four aviation businesses acquired in January 2015. These businesses have a diversified client base serving corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, our U. S. Army Reserve vehicle refurbishment program, various vehicle and equipment maintenance and sustainment programs for U. S. Army commands, our Ft. Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia, and various task orders under the U.S. Air Force Contract Field Teams ("CFT") Program.

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

Concentration of Revenues
(dollars in thousands)
	For the three months ended March 31,
	2016		2015
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$45,357	32	$42,946	36
FMS Program	24,826	17	16,019	13
Other	73,453	51	61,826	51
Total revenues	$143,636	100	$120,791	100

Management Outlook

Our first quarter financial results have shown improvements in revenue, operating income, and net income on a year over year basis, and we believe that 2016 is shaping up to be a good year. Our newer businesses, which include supply chain management solutions to support ground transportation clients and MRO and parts supply and distribution services to support air transportation clients; and our traditional businesses, which include contracted services to sustain and improve the performance of transportation, equipment, and other assets and systems primarily for DoD and other federal government clients; are both expected to play a key role in this success. We believe we have a well-balanced business enterprise serving a diversified set of sustainment services clients that is poised for success and growth in the current and future years.

The primary source of revenue for our Supply Chain Management Group has been our vehicle parts supply and inventory management support for the USPS delivery vehicle fleet, which has demonstrated year over year growth in 2016 and is expected to remain a significant part our business base in years to come. Sales of vehicle parts to DoD and supply chain and inventory management support for commercial vehicle fleets are also growing. We continue to make progress toward on-boarding new commercial vehicle fleet clients, and we bolstered our access to commercial markets with our acquisition of Ultra Seating Company at the end of 2015.

The USPS is a key client for which our mission critical supply chain support should continue to be essential in sustaining its aging fleet as this client embarks on a lengthy transition to a new replacement fleet. We believe that our years of service and knowledge of this client's needs strategically position us to participate on industry teams in the prospective competition to provide the next generation USPS delivery vehicles. Regardless of the outcome and without any guaranty, we anticipate servicing this eventual replacement fleet in the same manner we serve the existing fleet.

Several events in 2015 provided a positive revenue trend as we entered 2016, including the startup of our Fort Benning Logistics Readiness Center contract in mid-2015, increased contract funding in the second half of 2015, and notice in December 2015 that government authorization to transfer two frigates to Taiwan under our FMS Program was finalized. In March 2016, we were informed that a protest was denied that affirmed the award to us of work for maintenance, repair, overhaul, modification and upgrade of military vehicles and other equipment for the Red River Army Depot that we estimate will employ over 1,100 VSE and supporting subcontractor employees beginning in May 2016. We have achieved revenue growth on a year over year basis in our Federal Services Group and believe that these events position us well for 2016. We expect to build on this momentum through the remainder of the year and anticipate further revenue increases.

We have developed strong international business relationships through our work with foreign client countries, and we are directly marketing our services to international clients.

Our Aviation Group has been a part of our company for over a year and has added to our overall operating base. This group has provided us with a wide range of new clients, competencies and key industry relationships that offer potential synergies as we seek to extend these service offerings to our traditional U.S. and international military client base. Our Aviation Group is a valuable part of our strategy to expand our markets for sustainment services while diversifying our revenue base and strengthening growth potential.

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

A summary of our bookings and revenues for our Federal Services and IT, Energy and Management Consulting Groups for the three months ended March 31, 2016 and 2015, and funded contract backlog for these groups as of March 31, 2016 and 2015 was as follows:
	(in millions)
	2016	2015
Bookings	$51	$45
Revenues	$59	$52
Funded Contract Backlog	$229	$185

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 10 of the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Please refer to our 2015 Form 10-K for a full discussion of our critical accounting policies.

Revenue by Contract Type

Federal government contract work is performed by our Federal Services and IT, Energy and Management Consulting groups under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (dollars in thousands):

	Three months ended March 31,
Contract Type	2016	%	2015	%
Fixed-price	$15,568	11	$20,181	17
Cost-type	35,156	24	19,697	16
Time and materials	8,223	6	11,907	10
Total Federal Services and IT, Energy and Management Consulting revenues	58,947	41	51,785	43
Supply Chain Management and Aviation revenues	84,689	59	69,006	57
Total revenues	$143,636	100	$120,791	100

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. The results of our impairment analysis performed in the fourth quarter of 2015 indicated that the fair value of our Akimeka reporting unit within our IT, Energy, and Management Consulting Group exceeded its carrying value by approximately 9% at that time. If, however, there is deterioration of Akimeka's projected cash flows or negative changes in other related market factors, Akimeka may be at risk of a future goodwill impairment. We believe that Akimeka's financial performance for the first quarter of 2016 did not indicate any events or other circumstances that would require a change in our impairment analysis performed during the fourth quarter of 2015. The carrying value of our Akimeka reporting unit as of March 31, 2016 included goodwill of approximately $29.8 million.

As of March 31, 2016, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change	%
Revenues	$143,636	$120,791	$22,845	19
Costs and operating expenses	130,895	110,107	20,788	19
Operating income	12,741	10,684	2,057	19
Interest expense, net	2,497	2,143	354	17
Income before income taxes	10,244	8,541	1,703	20
Provision for income taxes	3,692	3,321	371	11
Net income	$6,552	$5,220	$1,332	26

Our revenues increased approximately $23 million or 19%, for the first quarter of 2016, as compared to the same period of 2015. Revenues from our Supply Chain Management and Federal Services groups increased and the inclusion of our Aviation Group in our operating results for a full quarter provided increased revenues in 2016. Revenues from our IT, Energy and Management Consulting Group declined compared to the same period of 2015.

Costs and operating expenses consist primarily of cost of inventory and delivery of our products sold, direct costs including labor, material, and supplies used in the performance of our contract work, and indirect costs associated with our direct contract costs. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed.

Our costs and operating expenses increased approximately $21 million or 19% for the first quarter of 2016, as compared to the same period of 2015. Costs and operating expenses from our Supply Chain Management and Federal Services Groups increased and the inclusion of our Aviation Group in our operating results for a full quarter increased these costs in 2016. Costs and operating expenses from our IT, Energy and Management Consulting Group decreased compared to the same period of 2015.

Our operating income increased approximately $2.1 million or 19% for the first quarter of 2016, as compared to the same period of 2015. Operating income from our Supply Chain Management Group increased and our Federal Services Group had operating income as compared to an operating loss in the prior year. The inclusion of our Aviation Group in our operating results for a full quarter provided increased operating income in 2016. Operating income from our IT, Energy and Management Consulting Group decreased compared to the same period of 2015.

Changes in revenues, costs and operating expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $354 thousand for the first quarter of 2016, as compared to the same period of 2015, due primarily to an increase in our average level of bank borrowing in 2016. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first quarter of 2016 was approximately $394 thousand, as compared to $406 thousand for the same period of 2015.

Our effective tax rate was 36.0% for the first quarter of 2016, as compared to 38.9% for the same period of 2015. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the quarter ended March 31, 2016 primarily results from a 2.3 percentage points decrease due to fair value changes of $1.4 million to the earn-out obligation and certain benefits associated with the Aviation Acquisition. The higher effective tax rate for the quarter ended March 31, 2015 is primarily due to approximately $900 thousand of transaction costs that were not deductible for tax purposes, which increased our effective tax rate in 2015.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change	%
Revenues	$51,143	$46,242	$4,901	11
Costs and operating expenses	42,115	37,936	4,179	11
Operating income	$9,028	$8,306	$722
Profit percentage	17.7%	18.0%

Revenues for our Supply Chain Management Group increased approximately $4.9 million or 11% for the first quarter of 2016, as compared to the same period of 2015. The revenue increase resulted primarily from an increase in WBI's USPS MIP revenues of approximately $2.4 million and an increase in other revenues, including sales to the government and to commercial fleet customers, of approximately $2.5 million. Costs and operating expenses increased by approximately $4.2 million or 11%, primarily due to the increase in revenues. Costs and operating expenses for 2015 included approximately $310 thousand for an increase to the accrued earn-out obligation associated with our acquisition of WBI.

Operating income increased by approximately $722 thousand or 9%, primarily due to the increase in revenues. Operating income for 2015 was reduced by approximately $310 thousand due to the increase in the earn-out obligation mentioned above.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change	%
Revenues	$33,546	$22,764	$10,782	47
Costs and operating expenses	30,257	20,651	9,606	47
Operating income	$3,289	$2,113	$1,176
Profit percentage	9.8%	9.3%

Our Aviation Group began operations upon the acquisition of our aviation businesses on January 28, 2015; therefore, the results for our Aviation Group include a full three months for 2016 and approximately two months for 2015. Accordingly, year over year comparisons for this group may not be meaningful. Costs and operating expenses for 2016 include a reduction in cost of approximately $1.4 million for a valuation adjustment to the accrued earn-out obligation associated with the 2015 acquisition of our aviation businesses, and a non-recurring increase in expense of approximately $300 thousand related to a settlement agreement.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change	%
Revenues	$47,715	$37,792	$9,923	26
Costs and operating expenses	47,326	38,059	9,267	24
Operating income/(loss)	$389	$(267)	$656
Profit percentage	0.8%	(0.7%)

Revenues for our Federal Services Group increased approximately $9.9 million or 26%, and costs and operating expenses increased approximately $9.3 million or 24% for the first quarter of 2016, as compared to the same period of 2015. Significant items affecting our first quarter revenue on a year to year comparative basis include increased revenues of approximately $9 million on our FMS Program, increased revenues of approximately $5 million due to the start of our Ft. Benning Logistics Support Services Program subsequent to the first quarter of 2015, a reduction in revenues of approximately $1 million for our Army Reserve vehicle refurbishment work, and a net aggregate reduction in other work of approximately $3 million. The increase in costs and operating expenses is attributable to the increased level of work associated with our revenue increase.

This group had operating income of approximately $389 thousand for the first quarter of 2016 as compared to an operating loss of approximately $267 thousand for the first quarter of 2015. The change in operating income resulted primarily from the increase in revenues and to an improved balance in facility and infrastructure costs that support the group's operations. Legal and settlement costs reduced our operating income by approximately $542 thousand for the first quarter of 2016 and approximately $158 thousand for the first quarter of 2015.

 IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015	Change	%
Revenues	$11,232	$13,993	$(2,761)	(20)
Costs and operating expenses	10,344	12,778	(2,434)	(19)
Operating income	$888	$1,215	$(327)
Profit percentage	7.9%	8.7%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $2.8 million or 20%, and costs and operating expenses decreased approximately $2.4 million or 19% for the first quarter of 2016, as compared to the same period of 2015. The revenue and costs and operating expenses decreases resulted primarily from a decline in services ordered by clients, contract expirations, and a loss of work performed by this group on expiring contracts for which the follow-on work was awarded to small businesses on set-aside contracts.

Operating income decreased by approximately $327 thousand or 27%, primarily due to the decrease in revenue.

Financial Condition

There has been no material adverse change in our financial condition in the first quarter of 2016. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $153 thousand during the first quarter of 2016.

Cash provided by operating activities was approximately $15.4 million in the first quarter of 2016 as compared to cash used in operating activities of approximately $580 thousand in the first quarter of 2015. The change is primarily attributable to an increase of approximately $14.8 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $130 thousand in non-cash operating activities, and an increase of approximately $1.3 million in cash provided by net income.

Our inventories and accounts receivable represent a significant amount of our assets, and our accounts payable represent a significant amount of our operating liabilities. Inventory levels and accounts payable may fluctuate depending on the timing and amounts of inventory purchases. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations.

Cash used in investing activities decreased approximately $191 million in the first quarter of 2016 as compared to the first quarter of 2015. Cash used in investing activities for 2015 included approximately $189 million for the acquisition of our aviation businesses.

Cash used in financing activities was approximately $14 million in the first quarter of 2016 as compared to cash provided by financing activities of approximately $193 million in the first quarter of 2015. This difference was primarily due to bank borrowing to finance the acquisition of our aviation businesses in 2015.

We paid cash dividends totaling approximately $591 thousand or $0.11 per share in the first quarter of 2016. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The termination date of the loan agreement is January 2020. This agreement was implemented in January 2015 concurrent with the acquisition of our aviation businesses.

The term loan requires quarterly installment payments. Our scheduled term loan payments after March 31, 2016 are $14.1 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $36.2 million in 2020. The amount of our term loan borrowings outstanding as of March 31, 2016 was $130 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of March 31, 2016 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $92 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2016. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2016, the LIBOR base margin was 2.5% and the base rate base margin was 1.25%. As of April 1, 2016, the LIBOR base margin was lowered to 2.25% and the base rate base margin was lowered to 1.00%.The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of March 31, 2016, interest rates on portions of our outstanding debt ranged from 2.93% to 4.75%, and the effective interest rate on our aggregate outstanding debt was 3.4%.

Our loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at March 31, 2016.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	2.92 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.56 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loan agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. The resulting fixed rates on this portion of our debt are higher than the variable rates and have increased our net effective rate, but have given us protection us against interest rate increases.

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. As of March 31, 2016, the amount of the term loan swap was $75 million and with the term loan swap in place, we pay an effective interest rate of 1.25% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. As of March 31, 2016, with the revolving loan swap in place, we pay an effective rate of 1.25% plus our base margin.

VSE CORPORATION AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, based on management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.    Exhibits

(a) Exhibits

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 10.3	Amended and Restated Employment Agreement dated as of December 6, 2013, by and between VSE Corporation and Maurice A. Gauthier
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document

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

VSE CORPORATION
Date: April 29, 2016	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: April 29, 2016	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)