Form 10-Q
period 2016-06-30
VSE CORP
filed 2016-07-29
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of July 22, 2016: 5,399,342

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$680	$740
Receivables, net	91,018	78,471
Inventories	117,373	109,123
Other current assets	13,648	9,138
Total current assets	222,719	197,472

Property and equipment, net	63,877	64,308
Intangible assets, net	135,002	143,043
Goodwill	198,545	198,545
Other assets	15,243	13,986
Total assets	$635,386	$617,354

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$19,148	$17,272
Accounts payable	53,563	40,084
Current portion of earn-out obligation	10,500	9,678
Accrued expenses and other current liabilities	31,256	29,067
Dividends payable	648	591
Total current liabilities	115,115	96,692

Long-term debt, less current portion	212,909	215,243
Deferred compensation	13,210	11,169
Long-term lease obligations, less current portion	22,632	23,251
Earn-out obligation, less current portion	-	10,166
Deferred tax liabilities	30,005	31,524
Total liabilities	393,871	388,045

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 5,399,342 and 5,375,532, respectively	270	269
Additional paid-in capital	23,136	21,637
Retained earnings	218,756	207,478
Accumulated other comprehensive loss	(647)	(75)
Total stockholders' equity	241,515	229,309
Total liabilities and stockholders' equity	$635,386	$617,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Products	$81,994	$80,238	$167,265	$149,959
Services	78,479	50,888	136,844	101,958
Total revenues	160,473	131,126	304,109	251,917

Costs and operating expenses:
Products	66,827	65,170	136,117	121,353
Services	75,606	49,401	131,810	98,525
Selling, general and administrative expenses	2,140	958	3,521	2,117
Amortization of intangible assets	4,021	4,101	8,041	7,742
Total costs and operating expenses	148,594	119,630	279,489	229,737

Operating income	11,879	11,496	24,620	22,180

Interest expense, net	2,400	2,417	4,897	4,560

Income before income taxes	9,479	9,079	19,723	17,620

Provision for income taxes	3,510	3,600	7,202	6,921

Net income	$5,969	$5,479	$12,521	$10,699

Basic earnings per share	$1.11	$1.02	$2.32	$1.99

Basic weighted average shares outstanding	5,399,342	5,374,863	5,394,345	5,372,293

Diluted earnings per share	$1.10	$1.02	$2.32	$1.99

Diluted weighted average shares outstanding	5,413,245	5,390,821	5,408,253	5,385,548

Dividends declared per share	$0.12	$0.11	$0.23	$0.21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Net income	$5,969	$5,479	$12,521	$10,699

Change in fair value of interest rate swap agreements	(99)	123	(572)	(178)

Other comprehensive (loss) gain, net of tax	(99)	123	(572)	(178)

Comprehensive income	$5,870	$5,602	$11,949	$10,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months
	ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,521	$10,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,935	12,778
Deferred taxes	(1,161)	(1,602)
Stock-based compensation	1,361	1,416
Earn-out obligation adjustment	(1,329)	527
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(12,547)	(6,190)
Inventories	(8,250)	(8,792)
Other current assets and noncurrent assets	(5,762)	1,443
Accounts payable and deferred compensation	15,474	(721)
Accrued expenses and other current liabilities	2,492	(5,047)
Long-term lease obligations	(619)	(581)

Net cash provided by operating activities	15,115	3,930

Cash flows from investing activities:
Purchases of property and equipment	(4,224)	(5,212)
Proceeds from the sale of property and equipment	28	227
Cash paid for acquisitions, net of cash acquired	-	(188,771)

Net cash used in investing activities	(4,196)	(193,756)

Cash flows from financing activities:
Borrowings on loan agreement	133,279	351,596
Repayments on loan agreement	(134,012)	(156,994)
Earn-out obligation payment	(8,015)	-
Payment of debt financing costs	-	(2,699)
Payments on capital lease obligations	(546)	(479)
Payments of taxes for equity transactions	(499)	(342)
Dividends paid	(1,186)	(1,075)

Net cash (used in) provided by financing activities	(10,979)	190,007

Net (decrease) increase in cash and cash equivalents	(60)	181
Cash and cash equivalents at beginning of period	740	263
Cash and cash equivalents at end of period	$680	$444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2015 Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, recoverability of goodwill and intangible assets, and earn-out obligations.

Reclassifications

Effective January 1, 2016, we elected to present amortization of purchased intangible assets as a separate line item and change the line item "Contract costs" to "Costs and operating expenses" on our consolidated statements of income.  For consistency, these amortization expenses have been reclassified in the consolidated statements of income for the three and six months ended June 30, 2015 to conform to the current period presentation. As a result, amortization expenses for the three months ended June 30, 2015 previously reflected as contract costs of $3.6 million in "Products" and $449 thousand in "Services" were reclassified to the "Amortization of intangible assets" line item within cost and operating expenses. Amortization expenses for the six months ended June 30, 2015 previously reflected as contract costs of $6.8 million in "Products" and $935 thousand in "Services" were reclassified to the "Amortization of intangible assets" line item within cost and operating expenses.

We adopted Accounting Standards Update ("ASU") 2015-17 and ASU 2015-03 on January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. See Recently Issued Accounting Pronouncements in Note 10 for additional information.

These reclassifications have no effect on our reported financial condition, results of operations, or cash flows.

(2) Acquisitions

Ultra Seating

On December 31, 2015, we acquired 100% of the voting and equity interests of Ultra Seating Company ("Ultra Seating") for an initial purchase price of approximately $3.8 million (subject to adjustment). Ultra Seating provides specialized seating for heavy duty and light duty commercial trucks. Ultra Seating is included in our Supply Chain Management Group. We are in the process of finalizing our valuation of the assets acquired (including intangible assets) and liabilities assumed, including the amortization period for the intangible assets. Based on preliminary estimates, we recorded approximately $1.9 million of goodwill and approximately $1.5 million of intangible assets primarily related to customer relationships and a trade name.

The pro forma effects, assuming our acquisition of Ultra Seating had occurred as of January 1, 2015, were not material to our total revenues, net income and earnings per share for the three and six months ended June 30, 2015.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

VSE Aviation

On January 28, 2015, we acquired 100% of the voting and equity interests of four businesses that perform maintenance, repair and overhaul ("MRO") services and parts supply for general aviation jet aircraft engines and engine accessories. The acquired businesses include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German-based operations), and CT Aerospace LLC (collectively, "the Aviation Acquisition"). These four businesses are operating as a combined group managed by our wholly owned subsidiary VSE Aviation, Inc. ("VAI").

The pro forma effects assuming the Aviation Acquisition had occurred as of January 1, 2015 were not significant to our total revenues, net income and earnings per share for the three and six months ended June 30, 2015.

In July 2016, we reached an agreement with the sellers of the four aviation businesses for an early termination and final payment of VSE's post-closing earn-out obligation contained in the Aviation Acquisition agreement. Approximately $8.0 million was paid to the sellers in May 2016 and the final earn-out payment of $10.5 million was made in July 2016.

(3)  Debt

We have a loan agreement with a group of banks that was amended in January 2015 to fund our Aviation Acquisition, provide working capital for our continuing operations, and retire our existing debt. The loan agreement, which expires in January 2020, is comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the inception of the amended loan agreement of approximately $2.7 million were capitalized and are being amortized over the five-year life of the loan.

Our required term loan payments after June 30, 2016 are approximately $9.4 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $36.2 million in 2020. The amount of term loan borrowings outstanding as of June 30, 2016 was approximately $125.3 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of June 30, 2016 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $109 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2016. We had approximately $101 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2015.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were approximately $234 million and $235 million, as of June 30, 2016 and December 31, 2015, respectively. These amounts exclude unamortized deferred financing costs of approximately $1.9 million and $2.2 million as of June 30, 2016 and December 31, 2015, respectively. The fair value of outstanding debt as of June 30, 2016 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2016, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate swap agreements in February 2015 that complied with the agreement. The amount of swapped debt outstanding as of June 30, 2016 was $100 million. After taking into account the impact of interest rate swap agreements, as of June 30, 2016, interest rates on portions of our outstanding debt ranged from 2.69% to 4.5%, and the effective interest rate on our aggregate outstanding debt was 3.13%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.9 million for each of the quarters ended June 30, 2016 and 2015. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.8 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.

The loan agreement contains collateral requirements to secure our borrowings and other loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at June 30, 2016.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	5,399,342	5,374,863	5,394,345	5,372,293
Effect of dilutive shares	13,903	15,958	13,908	13,255
Diluted weighted average common shares outstanding	5,413,245	5,390,821	5,408,253	5,385,548

Stock Split Effected In Form of Stock Dividend

In May 2016, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend ("Stock Split").  The Stock Split had a record date of July 20, 2016 and share distribution will occur on August 3, 2016. All references made to share or per share amounts in the accompanying unaudited consolidated financial statements and applicable disclosures are presented on a pre-split basis. As a result of the Stock Split, all historical per share data and number of shares outstanding presented in future financial statements will be retroactively adjusted. Upon completion of the Stock Split, the number of issued and outstanding shares will increase from approximately 5.4 million to 10.8 million.

Pro forma earnings per share is as follows, giving retroactive effect to the stock split:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Earnings per share:
Basic – as reported	$1.11	$1.02	$2.32	$1.99
Basic – pro forma	$0.55	$0.51	$1.16	$1.00
Diluted – as reported	$1.10	$1.02	$2.32	$1.99
Diluted – pro forma	$0.55	$0.51	$1.16	$0.99
Weighted average common shares outstanding:
Basic – as reported	5,399,342	5,374,863	5,394,345	5,372,293
Basic – pro forma	10,798,684	10,749,726	10,788,691	10,744,586
Diluted – as reported	5,413,245	5,390,821	5,408,253	5,385,548
Diluted – pro forma	10,826,490	10,781,642	10,816,507	10,771,096

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

 (5) Commitments and Contingencies

Commitments

The one remaining bonded project of approximately $3 million was completed during the quarter ended June 30, 2016.

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

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed against VSE in the United States District Court for the District of Nebraska. On November 9, 2015, the litigation was transferred to the Eastern District of Virginia. The complaint asserts, among other things, that VSE breached a contract with Heritage for firework storage and manipulation services rendered by Heritage and that VSE has not fully paid Heritage for such services rendered during the period of October 2010 through August 2015.  The services relate to VSE's prime contract with the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives regarding the storage of fireworks seized by the Government.  Following a ruling by the Court that VSE had not breached a contract with Heritage because VSE and Heritage had not agreed on a contract, the Court instructed the jury to determine if Heritage was entitled to recover under its equitable claims of quantum meruit and unjust enrichment. On June 30, 2016, the jury determined that Heritage was entitled to recover on both of its equitable claims and awarded damages of approximately $4.8 million, exclusive of interest to be determined by the Court. The Court has not issued a final decision on the matter and has requested that briefs be filed by the parties on a number of substantive issues that may affect the Court's final decision.  The Court is expected to rule on these substantive issues and other matters, including whether the jury verdict was binding or advisory, and issue a final judgment in late August 2016.  Depending on the Court's final decision, we intend to consider numerous legal options, including filing a motion for a new trial or appealing one or more of the Court's rulings.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

During the course of defending the Heritage litigation and shortly before trial, VSE obtained evidence that invoices provided by Heritage under our predecessor contract with the Treasury Department, which were then charged to the Government, were based on Heritage's improper inflation of the weight of certain seized fireworks stored by Heritage. We filed a voluntary disclosure of this matter with the Inspector General of the Department of Treasury on June 17, 2016.  We estimate that the overbilling of the Government based on Heritage's improper inflation of the weight of seized fireworks stored by Heritage may be approximately $1.5 million.  We are cooperating with the Government and are continuing to investigate the matter, which may affect the final disposition of the Heritage litigation. This investigation and the Heritage litigation may affect VSE's claim before the U.S. Civilian Board of Contract Appeals ("CBCA") seeking additional funds from the Government related to Heritage's fireworks seizure services.  In that matter, following a joint request by VSE and the Government, the CBCA has suspended VSE's claim against the Government until late August of 2016 when the CBCA is expected to request a status update from VSE and the Government on the possible overcharging issues related to Heritage.

Regardless of the outcome of our voluntary disclosure to the Inspector General of the Department of Treasury and our claim against the Government that is under the CBCA's jurisdiction, we believe it is probable that VSE will sustain a loss from the resolution of the Heritage litigation.  While there are a number of pending issues regarding the final disposition of the Heritage litigation, we currently estimate the probable range of VSE's loss will be between $1.2 million and $5.5 million.  The lower end of the range of loss is based on obtaining a favorable ruling by the Court on VSE's 2013 settlement agreement with Heritage, which would significantly reduce the amount of underpaid storage fees payable by VSE to Heritage, and the upper end of the range is based on potential unfavorable rulings on the matters pending before the Court, including the imposition of interest.  Given that we do not have enough information at this time to determine if any amount in that range is a better estimate than any other amount because of the ongoing nature of this litigation, we accrued the reserve at the low end of the range. As discussed under Results of Operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this report, VSE's "Costs and operating expenses" reflects in the unaudited consolidated statements of income for the three months ended June 30, 2016 contained herein includes a reserve of $1.2 million in respect of the Heritage litigation.

In addition to the above-referenced legal proceedings, we have, in the normal course of business, certain claims against us and against other parties and we may be subject to various governmental investigations.  In our opinion, the resolution of these claims and investigations will not have a material adverse effect on our results of operations, cash flows or financial position. However, the results of any legal proceedings cannot be predicted with certainty, therefore, the amount of loss, if any, cannot be reasonably estimated.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Our segment information for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three months		Six months
	2016	2015	2016	2015
Revenues:
Supply Chain Management Group	$49,785	$47,872	$100,928	$94,114
Aviation Group	32,064	31,904	65,610	54,668
Federal Services Group	66,587	37,742	114,302	75,534
IT, Energy and Management Consulting Group	12,037	13,608	23,269	27,601
Total revenues	$160,473	$131,126	$304,109	$251,917

Operating income:
Supply Chain Management Group	$8,823	$8,681	$17,851	$16,987
Aviation Group	2,657	2,604	5,946	4,717
Federal Services Group	1,046	(356)	1,717	(623)
IT, Energy and Management Consulting Group	786	1,488	1,674	2,703
Corporate/unallocated expenses	(1,433)	(921)	(2,568)	(1,604)
Operating income	$11,879	$11,496	$24,620	$22,180

Customer Information

Our revenue by customer is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
Customer	2016	%	2015	%	2016	%	2015	%
U.S. Postal Service	$44,295	27.6	$45,339	34.5	$90,592	29.8	$89,519	35.5

U.S. Navy	36,569	22.8	22,607	17.2	66,460	21.9	44,004	17.4
U.S. Army	34,291	21.4	18,557	14.2	56,501	18.5	37,728	15.0
U.S. Air Force	876	0.5	924	0.7	1,857	0.6	1,714	0.7
Total - DoD	71,736	44.7	42,088	32.1	124,818	41.0	83,446	33.1

Commercial aviation	32,064	20.0	31,904	24.3	65,610	21.6	54,668	21.7
Other commercial	2,804	1.7	1,760	1.4	5,087	1.7	2,967	1.2
Total - Commercial	34,868	21.7	33,664	25.7	70,697	23.3	57,635	22.9

Department of Energy	3,006	1.9	4,662	3.6	5,909	1.9	9,106	3.6
Social Security Administration	2,463	1.5	2,271	1.7	5,050	1.7	4,721	1.9
Other government	4,105	2.6	3,102	2.4	7,043	2.3	7,490	3.0
Total – Other Civilian Agencies	9,574	6.0	10,035	7.7	18,002	5.9	21,317	8.5

Total	$160,473	100	$131,126	100	$304,109	100	$251,917	100

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

(7) Goodwill and Intangible Assets

There were no changes in goodwill for the six months ended June 30, 2016. Goodwill by operating segment is as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Aviation	Total
Balance as of December 31, 2015	$63,113	$30,883	$104,549	$198,545

Balance as of June 30, 2016	$63,113	$30,883	$104,549	$198,545

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million and $8.0 million for the three and six months ended June 30, 2016 and approximately $4.1 million and $7.7 million for the three and six months ended June 30, 2015, respectively.

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2016
Contract and customer-related	$173,084	$(53,211)	$(1,025)	$118,848
Acquired technologies	12,400	(5,715)	-	6,685
Trade names – amortizable	16,730	(7,261)	-	9,469
Total	$202,214	$(66,187)	$(1,025)	$135,002

December 31, 2015
Contract and customer-related	$173,084	$(46,611)	$(1,025)	$125,448
Acquired technologies	12,400	(5,151)	-	7,249
Trade names – amortizable	16,730	(6,384)	-	10,346
Total	$202,214	$(58,146)	$(1,025)	$143,043

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

 The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2016	Fair Value December 31, 2015
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$281	$264
Interest rate swaps	Accrued expenses	Level 2	$1,053	$123
Earn-out obligation-current	Current portion of earn-out obligation	Level 3	$10,500	$9,678
Earn-out obligation-long-term	Earn-out obligation	Level 3	-	$10,166

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective cash flow hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $1.1 million and $123 thousand at June 30, 2016 and December 31, 2015, respectively, has been classified in accrued expenses. The offset, net of an income tax effect of approximately $405 thousand and $48 thousand is included in accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

We utilized a probability-weighted discounted cash flow method to determine the fair value of our Aviation Acquisition earn-out obligation at December 31, 2015. Probabilities were applied to each potential pay-out scenario and the resulting values were discounted using a rate that considered our weighted average cost of capital, as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. Significant unobservable inputs used to value the contingent consideration included projected earnings before interest, taxes, depreciation and amortization and the discount rate. The fair value earn-out obligation at June 30, 2016 was based on the July 2016 agreement made with the sellers. (see Note  2, Acquisitions, for a discussion of the termination in July 2016 of our Aviation Acquisition post-closing earn-out obligation, including the final payment of $10.5 million made in respect thereof).

The fair value of the earn-out obligation increased approximately $55 thousand for the three months ended June 30, 2016 and decreased approximately $1.3 million for the six months ended June 30, 2016.

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligation measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2015	$9,678	$10,166	$19,844
Earn-out payments	(8,015)	-	(8,015)
Fair value adjustment included in net income	(1,608)	279	(1,329)
Reclassification from long-term to current	10,445	(10,445)	-
Balance as of June 30, 2016	$10,500	$-	$10,500

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

(9) Income Taxes

Our effective tax rate was 36.5% and 39.3% for the six months ended June 30, 2016 and 2015, respectively.  Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the six months ended June 30, 2016 is primarily due to fair value changes of $1.3 million to the earn-out obligation and tax credits. The higher effective tax rate for the six months ended June 30, 2015 is primarily due to approximately $900 thousand of transaction costs that were not deductible for tax purposes.

(10) Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.  Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The ASU will become effective for us in January 2017; however, early adoption is permitted.  The ASU can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We adopted ASU 2015-17 on January 1, 2016 and retrospectively applied this amended accounting guidance to our deferred tax liabilities and assets for all periods presented.  The impact of this change in accounting principle on balances previously reported as of December 31, 2015 was a reclassification of our net current deferred tax assets of approximately $ 3.6 million to net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not impact our consolidated financial position, results of operations or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The new standard is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. We currently are assessing the impact that this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard is effective for reporting periods beginning after December 15, 2016 with early adoption permitted. We currently are assessing the impact that this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. We currently are assessing the impact that this standard will have on our consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified services company that assists our clients in sustaining, extending the service life and improving the performance of their transportation, equipment and other assets and systems. We provide sustainment services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), federal civilian agencies, commercial customers and to other customers. Our largest customers are the DoD and USPS. Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

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

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales ("FMS") Program for surface ships sold, leased or granted to foreign countries, various vehicle and equipment refurbishment, maintenance and sustainment programs for U. S. Army commands, our Ft. Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia, and our Red River Army Depot Equipment Related Services Program ("RRAD ERS") providing on-site logistics support for Red River Army Depot at Texarkana, Texas.

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

Concentration of Revenues
(dollars in thousands)
	For the six months ended June 30,
	2016		2015
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$88,791	29	$86,665	34
FMS Program	56,873	19	33,124	13
Other	158,445	52	132,128	53
Total revenues	$304,109	100	$251,917	100

Management Outlook

Our second quarter and year to date revenues have increased on a year over year basis and we believe that this trend will continue through the remainder of 2016. Our traditional business offerings, consisting of contracted services to sustain and improve the performance of transportation, equipment, and other assets and systems for DoD and other federal government clients, have been the largest contributor to our increase in current year revenue. Our newer businesses, which include supply chain management solutions to support ground transportation clients and MRO and parts supply and distribution services to support air transportation clients, are also growing. We believe we have a well-balanced business enterprise serving a diversified set of sustainment services clients that is poised for success and growth currently and in future years.

Our Federal Services Group has initiated several new efforts within the past year that have increased our employee workforce and will contribute to 2016 and future revenue. We started our Fort Benning Logistics Readiness Center contract in the third quarter of 2015, which will contribute a full year of revenue in 2016. Our RRAD ERS Program for maintenance, repair, overhaul, modification and upgrade of military vehicles and other equipment for the Red River Army Depot began in May 2016 and will contribute more than seven months of new revenue in 2016. We began work to transfer two frigates to Taiwan under our FMS Program in the second quarter of 2016 and we expect revenue increases on this program in the second half of 2016. These programs and additional smaller new work efforts provide our Federal Services Group with a solid revenue base for 2016 and future years. Additionally, we have developed strong international business relationships through our work with foreign client countries, which we are using to market our services to international clients.

Our Supply Chain Management Group revenue from our vehicle parts supply and inventory management support for the USPS delivery vehicle fleet is our largest revenue program and is expected to remain a significant part of our business base in years to come. This program has continued year over year growth in 2016, however, the growth rate has decreased in comparison to the growth rate in the previous two years. Sales of vehicle parts to DoD and supply chain and inventory management support for commercial vehicle fleets are also growing. We continue to broaden our base of commercial clients and make progress toward procuring new commercial vehicle fleet clients. We bolstered our access to commercial markets with our acquisition of Ultra Seating on December 31, 2015.

We are a key partner with the USPS and our mission critical supply chain support should continue to be essential in sustaining the aging USPS fleet as this client embarks on a lengthy transition to a new fleet. We believe that our years of service and knowledge of this client's needs strategically position us to participate on industry teams in the competition to provide the next generation USPS delivery vehicles. Additionally, we believe that we are well-positioned to service this eventual replacement fleet in the same manner we service the existing fleet.

Our Aviation Group contributes approximately 20% of our revenues and is a significant part of our strategy to expand our markets for sustainment services while diversifying our revenue base and strengthening growth potential. This group has provided us with a wide range of new clients, competencies and key industry relationships that offer potential synergies as we seek to extend these service offerings to our traditional U.S. and international military client base.

In July 2016, we reached an agreement with the sellers of our aviation businesses for an early termination and final payment of our post-closing earn-out obligation associated with the acquisition. This final earn-out payment of $10.5 million was made in July 2016.

Our operating income and net income in 2016 were reduced by a reserve of $1.2 million and related expenses associated with the Heritage litigation discussed in Item 1 "Legal Proceedings" of Part II of this report. A final decision by the court on this matter has not yet been rendered.

Increases in our level of business from our Federal Services Group's new contract activity, possible capital investments associated with our Supply Chain Management Group's potential participation in the USPS vehicle fleet replacement, and future acquisition activity will likely require increased levels of capital investment. This could limit our debt reduction or possibly increase future debt levels. We believe that these investments are beneficial to our future financial performance and direction and that we are well positioned to service the levels of debt necessary to support our growth opportunities.

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

A summary of our bookings and revenues for our Federal Services and IT, Energy and Management Consulting groups for the six months ended June 30, 2016 and 2015, and funded contract backlog for these groups as of June 30, 2016 and 2015 was as follows (in millions):

	2016	2015
Bookings	$194	$87
Revenues	$138	$103
Funded Contract Backlog	$294	$176

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

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 10 of the Notes to Unaudited Consolidated Financial Statements in this report.

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

	Six months ended June 30,
Contract Type	2016	%	2015	%
Cost-type	$86,576	29	$40,600	16
Fixed-price	34,705	11	38,764	15
Time and materials	16,274	5	23,771	10
Total Federal Services and IT, Energy and Management Consulting revenues	137,555	45	103,135	41
Supply Chain Management and Aviation revenues	166,554	55	148,782	59
Total revenues	$304,109	100	$251,917	100

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. The results of our impairment analysis performed in the fourth quarter of 2015 indicated that the fair value of our Akimeka reporting unit within our IT, Energy, and Management Consulting Group exceeded its carrying value by approximately 9% at that time. If there is deterioration of Akimeka's projected cash flows or negative changes in other related market factors, Akimeka may be at risk of future goodwill impairment. We believe that Akimeka's financial performance for the first two quarters of 2016 did not indicate any events or other circumstances that would require a change in our impairment analysis performed during the fourth quarter of 2015. The carrying value of our Akimeka reporting unit as of June 30, 2016 included goodwill of approximately $29.8 million.

As of June 30, 2016, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Revenues	$160,473	$131,126	$304,109	$251,917	$29,347	$52,192
Costs and operating expenses	148,594	119,630	279,489	229,737	28,964	49,752
Operating income	11,879	11,496	24,620	22,180	383	2,440
Interest expense, net	2,400	2,417	4,897	4,560	(17)	337
Income before income taxes	9,479	9,079	19,723	17,620	400	2,103
Provision for income taxes	3,510	3,600	7,202	6,921	(90)	281
Net income	$5,969	$5,479	$12,521	$10,699	$490	$1,822

Our revenues increased approximately $29 million or 22%, for the second quarter of 2016, and approximately $52 million or 21% for the first six months of 2016, as compared to the same periods of 2015. Revenues from our Federal Services and Supply Chain Management groups increased for the second quarter and for the first six months. Revenues from our Aviation Group increased for the second quarter and the inclusion of our Aviation Group in our operating results for a full six months provided increased revenues in 2016. Revenues from our IT, Energy and Management Consulting Group declined for the second quarter and first six months.

Costs and operating expenses consist primarily of cost of inventory and delivery of our products sold; direct costs including labor, material, and supplies used in the performance of our contract work; indirect costs associated with our direct contract costs; sales, general, and administrative expenses associated with our operating groups and corporate management; and certain costs and charges arising from nonrecurring events outside the ordinary course of business. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed.

Our costs and operating expenses increased approximately $29 million or 24% for the second quarter of 2016, and approximately $50 million or 22% for the first six months of 2016, as compared to the same periods of 2015. Costs and operating expenses from our Federal Services and Supply Chain Management Groups increased for the second quarter and for the first six months of 2016. Costs and operating expenses from our Aviation Group increased for the second quarter and the inclusion of our Aviation Group in our operating results for a full six months increased costs and operating expenses in 2016. Costs and operating expenses from our IT, Energy and Management Consulting Group decreased for the second quarter and first six months of 2016. Costs and operating expenses included a reserve of $1.2 million for the Heritage litigation discussed in Item 1 "Legal Proceedings" of Part II of this Report and legal expenses of approximately $330 thousand for the second quarter of 2016 and legal expenses of approximately $376 thousand for the first six months of 2016 related to the Heritage litigation.

Our operating income increased approximately $383 thousand or 3% for the second quarter of 2016, and increased approximately $2.4 million or 11% for the first six months of 2016, as compared to the same periods of 2015. Operating income from our Supply Chain Management Group increased for the second quarter and for the first six months of 2016. Operating income from our Aviation Group increased for the second quarter and the inclusion of our Aviation Group in our operating results for a full six months increased operating income in 2016. Our Federal Services Group had operating income for the second quarter and first six months of 2016 as compared to operating losses in the prior year. Operating income from our IT, Energy and Management Consulting Group decreased for the second quarter and first six months of 2016 compared to the same periods of 2015. Our operating income for the second quarter and first six months of 2016 was reduced by the charges and expenses related to the adverse civil litigation ruling.

Changes in revenues, costs and operating expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $337 thousand for the first six months of 2016, as compared to the same period of 2015, due primarily to an increase in our average level of bank borrowing in 2016. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first six months of 2016 was approximately $784 thousand, as compared to $813 thousand for the same period of 2015.

Our effective tax rate was 36.5% and 39.3% for the six months ended June 30, 2016 and 2015, respectively.  Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the six months ended June 30, 2016 is primarily due to fair value changes of $1.3 million to the earn-out obligation and tax credits. The higher effective tax rate for the six months ended June 30, 2015 is primarily due to approximately $900 thousand of transaction costs that were not deductible for tax purposes.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Revenues	$49,785	$47,872	$100,928	$94,114	$1,913	$6,814
Costs and operating expenses	40,962	39,191	83,077	77,127	1,771	5,950
Operating income	$8,823	$8,681	$17,851	$16,987	$142	$864
Profit percentage	17.7%	18.1%	17.7%	18.0%

Revenues for our Supply Chain Management Group increased approximately $1.9 million or 4% for the second quarter of 2016 and approximately $6.8 million or 7% for the six months ended June 30, 2016, as compared to the same periods of 2015. The revenue increase for the second quarter resulted primarily from an increase in sales to government and commercial customers of approximately $2.5 million, including sales of approximately $1.0 million from Ultra Seating, which we acquired on December 31, 2015. The revenue increase for the first six months resulted from an increase in our USPS MIP revenues of approximately $2.0 million and from an increase in sales to government and commercial customers of approximately $4.8 million, including sales of approximately $1.8 million from Ultra Seating.

Costs and operating expenses increased by approximately $1.8 million or 5% for the second quarter and approximately $5.9 million or 8% for the first six months, primarily due to the increase in revenues. Costs and operating expenses for 2015 included approximately $217 thousand for the second quarter and $527 thousand for the first six months due to increases to the accrued earn-out obligation associated with our acquisition of WBI.

Operating income increased by approximately $142 thousand or 2% for the second quarter and approximately $864 thousand or 5% for the first six months, primarily due to the increase in revenues and to a decrease in cost in 2016 due to the expiration of the post-closing earn-out period associated with our acquisition of WBI.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Revenues	$32,064	$31,904	$65,610	$54,668	$160	$10,942
Costs and operating expenses	29,407	29,300	59,664	49,951	107	9,713
Operating income	$2,657	$2,604	$5,946	$4,717	$53	$1,229
Profit percentage	8.3%	8.2%	9.1%	8.6%

Our Aviation Group began operations upon the acquisition of our aviation businesses on January 28, 2015; therefore, the results for our Aviation Group include a full six months for 2016 and approximately five months for 2015. Accordingly, year over year comparisons for this group for the first six months may not be meaningful.

Revenues for our Aviation Group increased approximately $160 thousand or 1% for the second quarter of 2016, as compared to the same period of 2015. The revenue increase for the second quarter resulted primarily from an increase in distribution of new parts and sales of used serviceable parts and engines. These increases were partially offset by a reduction in revenues from MRO services.

Costs and operating expenses increased approximately $107 thousand or less than 1% for the second quarter, primarily due to the increase in revenues and to an increase in cost of approximately $55 thousand for a valuation adjustment to the accrued earn-out obligation associated with the acquisition of our aviation businesses. Costs and operating expenses for the first six months of 2016 include a reduction in cost of approximately $1.3 million for a valuation adjustment to the accrued earn-out obligation associated with the acquisition of our aviation businesses, and a nonrecurring increase in expense of approximately $300 thousand related to a settlement agreement.

Operating income for our Aviation Group increased approximately $53 thousand or 2% for the second quarter of 2016, as compared to the same period of 2015. The operating income increase for the second quarter resulted in part from the increased revenues associated with the increases in distribution of new parts and sales of used serviceable parts and engines. Operating income for 2016 decreased by approximately $55 thousand for the second quarter and increased by approximately $1.3 million for the first six months due to the changes in costs and expenses associated with the earn-out obligation mentioned above. In July 2016, we reached an agreement for an early termination and final payment of our post-closing earn-out obligation, and such final earn-out payment of $10.5 million was made in July 2016.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Revenues	$66,587	$37,742	$114,302	$75,534	$28,845	$38,768
Costs and operating expenses	65,541	38,098	112,585	76,157	27,443	36,428
Operating Income	$1,046	$(356)	$1,717	$(623)	$1,402	$2,340
Profit percentage	1.6%	(0.9%)	1.5%	(0.8%)

Revenues for our Federal Services Group increased approximately $29 million or 76% for the second quarter of 2016 and approximately $39 million or 51% for the six months ended June 30, 2016, as compared to the same periods of 2015. Significant items affecting our second quarter revenue on a year to year comparative basis include an increase of approximately $15 million in revenues on our FMS Program, increased revenues of approximately $9 million due to the start of our RRAD ERS Program in the second quarter of 2016, increased revenues of approximately $6 million due to the start of our Ft. Benning Logistics Support Services Program subsequent to the second quarter of 2015, and changes in the level of work on other program efforts. Significant items affecting our first six months revenue on a year to year comparative basis include an increase of approximately $24 million in revenues on our FMS Program, increased revenues of approximately $9 million due to the start of our RRAD ERS Program in the second quarter of 2016, increased revenues of approximately $11 million due to the start of our Ft. Benning Logistics Support Services Program subsequent to the second quarter of 2015, and changes in the level of work on other program efforts.

Costs and operating expenses increased approximately $27 million or 72% for the second quarter of 2016 and approximately $36 million or 48% for the six months ended June 30, 2016, as compared to the same periods of 2015. The increases in costs and operating expenses are attributable to the increased level of work associated with our revenue increases.

The Federal Services Group had operating income of approximately $1 million for the second quarter and approximately $1.7 million for the first six months of 2016, as compared to operating losses of approximately $356 thousand for the second quarter and approximately $623 thousand for the first six months of 2015. The change in operating income resulted primarily from the increases in revenues and to an improved balance in facility and infrastructure costs that support the group's operations.

 IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2016	2015	2016	2015	Months	Months
Revenues	$12,037	$13,608	$23,269	$27,601	$(1,571)	$(4,332)
Costs and operating expenses	11,251	12,120	21,595	24,898	(869)	(3,303)
Operating Income	$786	$1,488	$1,674	$2,703	$(702)	$(1,029)
Profit percentage	6.5%	10.9%	7.2%	9.8%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $1.6 million or 12% for the second quarter of 2016 and approximately $4.3 million or 16% for the six months ended June 30, 2016, as compared to the same periods of 2015. Costs and operating expenses decreased approximately $869 thousand or 7% for the second quarter and approximately $3.3 million or 13% for the six months. The revenue and costs and operating expenses decreases resulted primarily from a decline in services ordered by clients, contract expirations, and a loss of work performed by this group on expiring contracts for which the follow-on work was awarded to small businesses on set-aside contracts. While these circumstances have caused results to be lower on a year over year basis for 2016 as compared to the prior year, revenue levels have stabilized on a quarter to quarter basis over the past twelve months.

Operating income decreased by approximately $702 thousand or 47% for the second quarter and approximately $1 million or 38% for the first six months, primarily due to the decrease in revenues.

Financial Condition

There has been no material adverse change in our financial condition in the first six months of 2016. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers. Increases in our level of business have required an increased capital commitment, which has limited our debt reduction.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $60 thousand during the first six months of 2016.

Cash provided by operating activities increased approximately $11.2 million in the first six months of 2016 as compared to the first six months of 2015. The change is primarily attributable to an increase of approximately $10.7 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $1.3 million in noncash operating activities, and an increase of approximately $1.8 million in cash provided by net income.

Our inventories and accounts receivable represent a significant amount of our assets, and our accounts payable represent a significant amount of our operating liabilities. Inventory levels and accounts payable may fluctuate depending on the timing and amounts of inventory purchases. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations. Increases in our level of business can also cause increases in our inventories and receivables, which in turn can decrease our cash provided by operations.

Cash used in investing activities decreased approximately $190 million in the first six months of 2016 as compared to the first six months of 2015. Cash used in investing activities for 2015 included approximately $189 million for the acquisition of our aviation businesses.

Cash used in financing activities was approximately $11 million in the first six months of 2016 as compared to cash provided by financing activities of approximately $190 million in the first six months of 2015. This change was primarily due to bank borrowing to finance the acquisition of our aviation businesses in 2015.

We paid cash dividends totaling approximately $1.2 million or $0.22 per share in the first six months of 2016. Pursuant to our bank loan agreement, our payment of cash dividends is subject to being in compliance with the loan agreement, including an annual restriction on the aggregate amount of dividends. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The termination date of the loan agreement is January 2020. This agreement was implemented in January 2015 concurrent with the acquisition of our aviation businesses. Our outstanding debt of approximately $232 million as of June 30, 2016 was net of unamortized deferred financing costs of approximately $1.9 million.

The term loan requires quarterly installment payments. Our scheduled term loan payments after June 30, 2016 are approximately $9.4 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $36.2 million in 2020. The amount of our term loan borrowings outstanding as of June 30, 2016 was approximately $125.3 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of June 30, 2016 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $109 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2016. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2016, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of June 30, 2016, interest rates on portions of our outstanding debt ranged from 2.69% to 4.5%, and the effective interest rate on our aggregate outstanding debt was 3.13%.

Our loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at June 30, 2016.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	2.99 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.40 to 1

We currently do not use public debt security financing.

Inflation and Pricing

Most of our Government contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of land, buildings and improvements, shop and warehouse equipment, computer systems equipment, and furniture and fixtures. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

Disclosures About Market Risk

Interest Rates

Our bank loan agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. The resulting fixed rates on this portion of our debt are higher than the variable rates and have increased our net effective rate, but have given us protection against interest rate increases.

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. As of June 30, 2016, the amount of the term loan swap was $75 million and with the term loan swap in place, we pay an effective interest rate of 1.25% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. As of June 30, 2016, with the revolving loan swap in place, we pay an effective rate of 1.25% plus our base margin.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1. Legal Proceedings

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed against VSE in the United States District Court for the District of Nebraska. On November 9, 2015, the litigation was transferred to the Eastern District of Virginia. The complaint asserts, among other things, that VSE breached a contract with Heritage for firework storage and manipulation services rendered by Heritage and that VSE has not fully paid Heritage for such services rendered during the period of October 2010 through August 2015.  The services relate to VSE's prime contract with the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives regarding the storage of fireworks seized by the Government.  Following a ruling by the Court that VSE had not breached a contract with Heritage because VSE and Heritage had not agreed on a contract, the Court instructed the jury to determine if Heritage was entitled to recover under its equitable claims of quantum meruit and unjust enrichment. On June 30, 2016, the jury determined that Heritage was entitled to recover on both of its equitable claims and awarded damages of approximately $4.8 million, exclusive of interest to be determined by the Court. The Court has not issued a final decision on the matter and has requested that briefs be filed by the parties on a number of substantive issues that may affect the Court's final decision.  The Court is expected to rule on these substantive issues and other matters, including whether the jury verdict was binding or advisory, and issue a final judgment in late August 2016.  Depending on the Court's final decision, we intend to consider numerous legal options, including filing a motion for a new trial or appealing one or more of the Court's rulings.

During the course of defending the Heritage litigation and shortly before trial, VSE obtained evidence that invoices provided by Heritage under our predecessor contract with the Treasury Department, which were then charged to the Government, were based on Heritage's improper inflation of the weight of certain seized fireworks stored by Heritage. We filed a voluntary disclosure of this matter with the Inspector General of the Department of Treasury on June 17, 2016.  We estimate that the overbilling of the Government based on Heritage's improper inflation of the weight of seized fireworks stored by Heritage may be approximately $1.5 million.  We are cooperating with the Government and are continuing to investigate the matter, which may affect the final disposition of the Heritage litigation. This investigation and the Heritage litigation may affect VSE's claim before the U.S. Civilian Board of Contract Appeals ("CBCA") seeking additional funds from the Government related to Heritage's fireworks seizure services.  In that matter, following a joint request by VSE and the Government, the CBCA has suspended VSE's claim against the Government until late August of 2016 when the CBCA is expected to request a status update from VSE and the Government on the possible overcharging issues related to Heritage.

Regardless of the outcome of our voluntary disclosure to the Inspector General of the Department of Treasury and our claim against the Government that is under the CBCA's jurisdiction, we believe it is probable that VSE will sustain a loss from the resolution of the Heritage litigation.  While there are a number of pending issues regarding the final disposition of the Heritage litigation, we currently estimate the probable range of VSE's loss will be between $1.2 million and $5.5 million.  The lower end of the range of loss is based on obtaining a favorable ruling by the Court on VSE's 2013 settlement agreement with Heritage, which would significantly reduce the amount of underpaid storage fees payable by VSE to Heritage, and the upper end of the range is based on potential unfavorable rulings on the matters pending before the Court, including the imposition of interest. Given that we do not have enough information at this time to determine if any amount in that range is a better estimate than any other amount because of the ongoing nature of this litigation, we accrued the reserve at the low end of the range. As discussed under Results of Operations in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this report, VSE's "Costs and operating expenses" reflects in the unaudited consolidated statements of income for the three months ended June 30, 2016 contained herein includes a reserve of $1.2 million in respect of the Heritage litigation.

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

VSE CORPORATION
Date: July 29, 2016	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: July 29, 2016	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)