Form 10-Q
period 2016-09-30
VSE CORP
filed 2016-10-26
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016       Commission File Number:  0‑3676

VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-0649263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6348 Walker Lane
Alexandria, Virginia	22310	www.vsecorp.com
(Address of Principal Executive Offices)	(Zip Code)	(Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 per share	The NASDAQ Global Select Market

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of October 21, 2016: 10,798,684

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual results of VSE Corporation ("VSE," the "Company," "us," "our," or "we") to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on March 3, 2016 ("2015 Form 10-K").

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our 2015 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we have filed or will file with the SEC subsequent to our 2015 Form 10-K.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$553	$740
Receivables, net	86,107	78,471
Inventories, net	128,935	109,123
Other current assets	14,886	9,138
Total current assets	230,481	197,472

Property and equipment, net	63,161	64,308
Intangible assets, net	130,930	143,043
Goodwill	198,622	198,545
Other assets	16,158	13,986
Total assets	$639,352	$617,354

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$20,085	$17,272
Accounts payable	58,768	40,084
Current portion of earn-out obligation	—	9,678
Accrued expenses and other current liabilities	37,521	29,067
Dividends payable	—	591
Total current liabilities	116,374	96,692

Long-term debt, less current portion	211,371	215,243
Deferred compensation	12,595	11,169
Long-term lease obligations, less current portion	22,321	23,251
Earn-out obligation, less current portion	—	10,166
Deferred tax liabilities	27,751	31,524
Total liabilities	390,412	388,045

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,798,684 and 10,751,064, respectively	540	538
Additional paid-in capital	22,866	21,368
Retained earnings	225,844	207,478
Accumulated other comprehensive loss	(310)	(75)
Total stockholders' equity	248,940	229,309
Total liabilities and stockholders' equity	$639,352	$617,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Products	$87,060	$83,644	$254,325	$233,603
Services	85,720	53,752	222,564	155,710
Total revenues	172,780	137,396	476,889	389,313

Costs and operating expenses:
Products	70,884	68,719	207,001	190,072
Services	83,599	50,906	215,409	149,431
Selling, general and administrative expenses	652	501	4,173	2,618
Amortization of intangible assets	4,022	4,027	12,063	11,769
Total costs and operating expenses	159,157	124,153	438,646	353,890

Operating income	13,623	13,243	38,243	35,423

Interest expense, net	2,509	2,441	7,406	7,001

Income before income taxes	11,114	10,802	30,837	28,422

Provision for income taxes	4,026	4,328	11,228	11,249

Net income	$7,088	$6,474	$19,609	$17,173

Basic earnings per share	$0.66	$0.60	$1.82	$1.60

Basic weighted average shares outstanding	10,798,684	10,749,726	10,792,046	10,746,318

Diluted earnings per share	$0.65	$0.60	$1.81	$1.59

Diluted weighted average shares outstanding	10,826,007	10,792,348	10,819,697	10,778,258

Dividends declared per share	$—	$—	$0.115	$0.105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income	$7,088	$6,474	$19,609	$17,173

Change in fair value of interest rate swap agreements	337	(448)	(235)	(626)

Other comprehensive gain (loss), net of tax	337	(448)	(235)	(626)

Comprehensive income	$7,425	$6,026	$19,374	$16,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$19,609	$17,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,515	19,215
Deferred taxes	(3,047)	(1,400)
Stock-based compensation	1,747	1,698
Earn-out obligation adjustment	(1,329)	1,035
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	(7,636)	(5,267)
Inventories, net	(19,812)	(8,821)
Other current assets and noncurrent assets	(8,015)	4,110
Accounts payable and deferred compensation	19,651	(3,235)
Accrued expenses and other current liabilities	8,639	(1,811)
Long-term lease obligations	(930)	(926)
Earn-out obligations	—	(3,269)

Net cash provided by operating activities	28,392	18,502

Cash flows from investing activities:
Purchases of property and equipment	(5,438)	(7,819)
Proceeds from the sale of property and equipment	74	273
Cash paid for acquisitions, net of cash acquired	(63)	(191,181)

Net cash used in investing activities	(5,427)	(198,727)

Cash flows from financing activities:
Borrowings on loan agreement	231,139	435,377
Repayments on loan agreement	(232,608)	(238,071)
Earn-out obligation payment	(18,515)	(11,713)
Payment of debt financing costs	—	(2,699)
Payments on capital lease obligations	(835)	(730)
Payments of taxes for equity transactions	(499)	(342)
Dividends paid	(1,834)	(1,666)

Net cash (used in) provided by financing activities	(23,152)	180,156

Net decrease in cash and cash equivalents	(187)	(69)
Cash and cash equivalents at beginning of period	740	263
Cash and cash equivalents at end of period	$553	$194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2015 Form 10-K.

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

Stock Split Effected in Form of Stock Dividend

In May 2016, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend ("Stock Split").  The Stock Split had a record date of July 20, 2016 and stock distribution occurred on August 3, 2016. All references made to share or per share amounts in the accompanying unaudited consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split.
Reclassifications

Effective January 1, 2016, we elected to present amortization of purchased intangible assets as a separate line item and change the line item "Contract costs" to "Costs and operating expenses" on our consolidated statements of income.  For consistency, these amortization expenses have been reclassified in the consolidated statements of income for the three and nine months ended September 30, 2015 to conform to the current period presentation. As a result, amortization expenses for the three months ended September 30, 2015 previously reflected as contract costs of $3.7 million in "Products" and $375 thousand in "Services" were reclassified to the "Amortization of intangible assets" line item within cost and operating expenses. Amortization expenses for the nine months ended September 30, 2015 previously reflected as contract costs of $10.5 million in "Products" and $1.3 million in "Services" were reclassified to the "Amortization of intangible assets" line item within cost and operating expenses.

We adopted Accounting Standards Update ("ASU") 2015-17 and ASU 2015-03 on January 1, 2016 and prior period amounts have been reclassified to conform to the current period presentation. See Recently Issued Accounting Pronouncements in Note 10 for additional information.

These reclassifications have no effect on our reported financial condition, results of operations, or cash flows.

(2) Acquisitions

Ultra Seating

On December 31, 2015, we acquired 100% of the voting and equity interests of Ultra Seating Company ("Ultra Seating") for a purchase price of approximately $3.6 million, which represents cash consideration of $3.8 million adjusted for settlement of pre-existing liabilities and a final working capital adjustment. Ultra Seating provides specialized seating for heavy duty and light duty commercial trucks. Ultra Seating is included in our Supply Chain Management Group. We are in the process of finalizing our valuation of the assets acquired (including intangible assets) and liabilities assumed, including the amortization period for the intangible assets. During the nine months ended September 30, 2016, we recorded immaterial purchase accounting adjustments based on changes to management’s estimates and assumptions in regards to acquired intangible assets and assumed liabilities. Based on preliminary estimates, we recorded approximately $2.0 million of goodwill and approximately $1.5 million of intangible assets primarily related to customer relationships and a trade name. We will complete the purchase price allocation for this acquisition by December 31, 2016.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

The pro forma effects, assuming our acquisition of Ultra Seating had occurred as of January 1, 2015, were not material to our total revenues, net income or earnings per share for the three and nine months ended September 30, 2015.

VSE Aviation

On January 28, 2015, we acquired 100% of the voting and equity interests of four related businesses that perform maintenance, repair and overhaul ("MRO") services and parts supply for general aviation jet aircraft engines and engine accessories. The acquired businesses include Air Parts & Supply Co., Kansas Aviation of Independence, L.L.C., Prime Turbines LLC (including both U.S. and German-based operations), and CT Aerospace LLC (collectively, "the Aviation Acquisition"). These four businesses are operating as a combined group managed by our wholly owned subsidiary VSE Aviation, Inc. ("VAI").

The pro forma effects assuming the Aviation Acquisition had occurred as of January 1, 2015 were not significant to our total revenues, net income or earnings per share for the nine months ended September 30, 2015.

In July 2016, we reached an agreement with the sellers of the four aviation businesses for an early termination and final payment of VSE's post-closing earn-out obligation contained in the Aviation Acquisition agreement. Approximately $8.0 million was paid to the sellers in May 2016 and the final earn-out payment of approximately $10.5 million was paid to the sellers in July 2016.

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

Our required term loan payments after September 30, 2016 are approximately $4.7 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $36.2 million in 2020. The amount of term loan borrowings outstanding as of September 30, 2016 was approximately $120.6 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of September 30, 2016 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $112.6 million in revolving loan amounts outstanding and $11 thousand in letters of credit outstanding as of September 30, 2016. We had approximately $101 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2015.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were approximately $233 million and $235 million, as of September 30, 2016 and December 31, 2015, respectively. These amounts exclude unamortized deferred financing costs of approximately $1.8 million and $2.2 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of outstanding debt as of September 30, 2016 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2016, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate swap agreements in February 2015 that complied with the agreement. The amount of swapped debt outstanding as of September 30, 2016 was $100 million. After taking into account the impact of interest rate swap agreements, as of September 30, 2016, interest rates on portions of our outstanding debt ranged from 2.77% to 4.50%, and the effective interest rate on our aggregate outstanding debt was 3.18%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $2 million and $1.9 million for quarters ended September 30, 2016 and 2015, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $5.8 million and $5.3 million for the nine months ended September 30, 2016 and 2015, respectively.

The loan agreement contains collateral requirements to secure our borrowings and other loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at September 30, 2016.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	10,798,684	10,749,726	10,792,046	10,746,318
Effect of dilutive shares	27,323	42,622	27,651	31,940
Diluted weighted average common shares outstanding	10,826,007	10,792,348	10,819,697	10,778,258

(5) Commitments and Contingencies

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

In March 2013, a lawsuit, Anchorage v. Integrated Concepts and Research Corporation, et al., was filed in the Superior Court for the State of Alaska at Anchorage by the Municipality of Anchorage, Alaska against our wholly owned subsidiary Integrated Concepts and Research Corporation ("ICRC") and two former subcontractors of ICRC (the "Anchorage Lawsuit").  With respect to ICRC, the plaintiff asserts, among other things, breach of contract, professional negligence and negligence in respect of work and services ICRC rendered under the Port of Anchorage Intermodal Expansion Contract with the U.S. Maritime Administration. ICRC did not have a contract with the Municipality of Anchorage. In April 2013, ICRC removed the case to the United States District Court for the District of Alaska. ICRC's contract with the Maritime Administration expired on May 31, 2012. This litigation is expected to proceed to trial in 2017. Currently, we cannot predict whether the Anchorage Lawsuit will have a material adverse effect on our financial position or results of operations.

On or about August 21, 2015, a lawsuit, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of Connecticut and Travelers Property Casualty Company of America v. Integrated Concepts and Research Corporation, VSE Corporation and Municipality of Anchorage, was filed in the United States District Court for the District of Alaska.  The plaintiff insurance companies are seeking, among other things, (a) a declaration by the court that under the insurance policies issued by the plaintiffs there is no

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

defense or indemnity coverage available to ICRC and VSE for the Anchorage Lawsuit and (b) reimbursement of defense fees and costs incurred by the plaintiffs in the defense of uncovered claims in respect of the Anchorage Lawsuit.

On or about February 27, 2015, a lawsuit, Heritage Disposal and Storage v. VSE Corporation, was filed against VSE in the United States District Court for the District of Nebraska (the "Heritage Litigation"). On November 9, 2015, the Heritage Litigation was transferred to the Eastern District of Virginia. The complaint asserts, among other things, that VSE breached a contract with Heritage for firework storage and manipulation services rendered by Heritage and that VSE has not fully paid Heritage for such services rendered during the period of October 2010 through August 2015.  The services relate to VSE's prime contract with the U.S. Bureau of Alcohol, Tobacco, Firearms and Explosives regarding the storage of fireworks seized by the Government.  Following a ruling by the Court that VSE had not breached a contract with Heritage because VSE and Heritage had not agreed on a contract, the Court instructed the jury to determine if Heritage was entitled to recover under its equitable claims of quantum meruit and unjust enrichment. On June 30, 2016, the jury determined that Heritage was entitled to recover on its equitable claims and awarded damages of approximately $4.8 million, exclusive of interest to be determined by the Court. The Court has not issued a final decision on the matter and has requested that briefs be filed by the parties on a number of substantive issues that may affect the Court's final decision.  The Court is expected to rule on these substantive issues and other matters in the near future, including whether the jury verdict was binding or advisory, and issue a final judgment.  Depending on the Court's final decision, we intend to consider numerous legal options, including filing a motion for a new trial or appealing one or more of the Court's rulings.

During the course of defending the Heritage Litigation and shortly before trial, VSE obtained evidence that invoices provided by Heritage under our predecessor contract with the U.S. Department of Treasury (the "Treasury Department"), which were then charged to the Government, were based on Heritage's improper inflation of the weight of certain seized fireworks stored by Heritage. We filed a voluntary disclosure of this matter with the Inspector General of the Treasury Department on June 17, 2016.  We estimate that the overbilling of the Government based on Heritage's improper inflation of the weight of seized fireworks stored by Heritage may be approximately $1.5 million.  We are cooperating with the Government and are continuing to investigate the matter, which may affect the final disposition of the Heritage Litigation. This investigation and the Heritage Litigation may affect VSE's claim before the U.S. Civilian Board of Contract Appeals ("CBCA") seeking additional funds from the Government related to Heritage's fireworks seizure services.  In that matter, following a joint request by VSE and the Government, the CBCA has suspended VSE's claim against the Government and the CBCA is expected to request a status update from VSE and the Government on the possible overcharging issues related to Heritage.

Regardless of the outcome of our voluntary disclosure to the Inspector General of the Treasury Department and our claim against the Government that is under the CBCA's jurisdiction, we believe it is probable that VSE will sustain a loss from the resolution of the Heritage Litigation.  While there are a number of pending issues regarding the final disposition of the Heritage Litigation, we currently estimate the probable range of VSE's loss will be between $1.2 million and $5.5 million.  The lower end of the range of loss is based on obtaining a favorable ruling by the Court on VSE's 2013 settlement agreement with Heritage, which would significantly reduce the amount of underpaid storage fees payable by VSE to Heritage, and the upper end of the range is based on potential unfavorable rulings on the matters pending before the Court, including the imposition of interest.  Because we do not currently have sufficient information to determine if any amount in that range is a better estimate than any other amount because of the ongoing nature of this litigation, we accrued the reserve at the low end of the range of $1.2 million, which was recorded in "Selling, general and administrative expenses" within "Costs and operating expenses" in the unaudited consolidated statements of income for the nine months ended September 30, 2016.

In addition to the above-referenced legal proceedings, we have, in the normal course of business, certain claims against us and against other parties and we may be subject to various governmental investigations.  In our opinion, the resolution of these other claims and investigations will not have a material adverse effect on our financial position or results of operations. However, the results of any legal proceedings cannot be predicted with certainty, therefore, the amount of loss, if any, cannot be reasonably estimated.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

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

Federal Services Group – Our Federal Services Group provides engineering, industrial, logistics, foreign military sales, and legacy equipment sustainment services to the United States Department of Defense ("DoD") and other government agencies.

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

Our segment information for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three months		Nine months
	2016	2015	2016	2015
Revenues:
Supply Chain Management Group	$51,152	$50,315	$152,080	$144,429
Aviation Group	34,688	32,976	100,298	87,644
Federal Services Group	75,377	42,240	189,679	117,774
IT, Energy and Management Consulting Group	11,563	11,865	34,832	39,466
Total revenues	$172,780	$137,396	$476,889	$389,313

Operating income:
Supply Chain Management Group	$8,749	$9,235	$26,600	$26,222
Aviation Group	3,950	2,116	9,896	6,833
Federal Services Group	666	1,152	2,383	529
IT, Energy and Management Consulting Group	984	1,169	2,658	3,872
Corporate/unallocated expenses	(726)	(429)	(3,294)	(2,033)
Operating income	$13,623	$13,243	$38,243	$35,423

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

Customer Information

Our revenue by customer is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
Customer	2016	%	2015	%	2016	%	2015	%
U.S. Postal Service	$44,433	25.7%	$47,356	34.5%	$135,025	28.3%	$136,875	35.1%

U.S. Navy	43,424	25.1%	24,036	17.5%	109,884	23.0%	68,040	17.5%
U.S. Army	40,155	23.3%	20,476	14.9%	96,656	20.3%	58,204	15.0%
U.S. Air Force	757	0.4%	869	0.6%	2,614	0.5%	2,583	0.6%
Total - DoD	84,336	48.8%	45,381	33.0%	209,154	43.8%	128,827	33.1%

Commercial aviation	32,489	18.8%	32,976	24.0%	98,099	20.6%	87,644	22.5%
Other commercial	2,720	1.6%	1,587	1.2%	7,807	1.6%	4,554	1.2%
Total - Commercial	35,209	20.4%	34,563	25.2%	105,906	22.2%	92,198	23.7%

Department of Energy	2,981	1.7%	2,817	2.0%	8,890	1.9%	11,923	3.1%
Social Security Administration	2,376	1.4%	2,431	1.7%	7,426	1.6%	7,152	1.8%
Other government	3,445	2.0%	4,848	3.6%	10,488	2.2%	12,338	3.2%
Total – Other Civilian Agencies	8,802	5.1%	10,096	7.3%	26,804	5.7%	31,413	8.1%

Total	$172,780	100%	$137,396	100%	$476,889	100%	$389,313	100%

(7) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

	Supply Chain Management	IT, Energy and Management Consulting	Aviation	Total
Balance as of December 31, 2015	$63,113	$30,883	$104,549	$198,545
Adjustments from the Ultra Seating acquisition	77	—	—	77
Balance as of September 30, 2016	$63,190	$30,883	$104,549	$198,622

Intangible assets consist of the value of contract-related assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million and $12.1 million for the three and nine months ended September 30, 2016 and approximately $4.0 million and $11.8 million for the three and nine months ended September 30, 2015, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2016
Contract and customer-related	$173,094	$(56,515)	$(1,025)	$115,554
Acquired technologies	12,400	(5,996)	—	6,404
Trade names – amortizable	16,670	(7,698)	—	8,972
Total	$202,164	$(70,209)	$(1,025)	$130,930

December 31, 2015
Contract and customer-related	$173,084	$(46,611)	$(1,025)	$125,448
Acquired technologies	12,400	(5,151)	—	7,249
Trade names – amortizable	16,730	(6,384)	—	10,346
Total	$202,214	$(58,146)	$(1,025)	$143,043

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2016	Fair Value December 31, 2015
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$292	$264
Interest rate swaps	Accrued expenses	Level 2	$503	$123
Earn-out obligation-current	Current portion of earn-out obligation	Level 3	$—	$9,678
Earn-out obligation-long-term	Earn-out obligation	Level 3	—	$10,166

Changes in the fair value of the Non-COLI assets held in the deferred supplemental compensation plan, as well as changes in the related deferred compensation obligation, are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, and have determined that our swap agreements qualify as highly effective cash flow hedges. Accordingly, the fair value of the swap agreements, which is a liability of approximately $503 thousand and $123 thousand at September 30, 2016 and December 31, 2015, respectively, has been classified in accrued

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

expenses. The offset, net of an income tax effect of approximately $194 thousand and $48 thousand, is included in accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

We utilized a probability-weighted discounted cash flow method to determine the fair value of our Aviation Acquisition post-closing earn-out obligation at December 31, 2015. Probabilities were applied to each potential pay-out scenario and the resulting values were discounted using a rate that considered our weighted average cost of capital, as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. Significant unobservable inputs used to value the contingent consideration included projected earnings before interest, taxes, depreciation and amortization and the discount rate. In July 2016, we reach an agreement with the sellers for an early termination and final payment of our post-closing earn-out obligation. The final earn-out payment of $10.5 million was made in July 2016 (see Note  2, Acquisitions, for a discussion of the termination of our Aviation Acquisition earn-out obligation).

During the nine months ended September 30, 2016, the fair value of the earn-out obligation related to the Aviation Acquisition decreased approximately $1.3 million, which was recorded within "Cost and operating expenses."

The following table provides a reconciliation of the beginning and ending balance of the earn-out obligation measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

	Current portion	Long-term portion	Total
Balance as of December 31, 2015	$9,678	$10,166	$19,844
Earn-out obligation payments	(18,515)	—	(18,515)
Fair value adjustment included in net income	(1,608)	279	(1,329)
Reclassification from long-term to current	10,445	(10,445)	—
Balance as of September 30, 2016	$—	$—	$—

(9) Income Taxes

Our effective tax rate was 36.4% and 39.6% for the nine months ended September 30, 2016 and 2015, respectively.  Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the nine months ended September 30, 2016 was primarily due to fair value changes of $1.3 million to our earn-out obligation and tax credits. The higher effective tax rate for the nine months ended September 30, 2015 was primarily due to approximately $900 thousand of transaction costs that were not deductible for tax purposes.

(10) Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.  Organizations will now be required to classify all deferred tax assets and liabilities as noncurrent.  The ASU will become effective for us in January 2017; however, early adoption is permitted.  The ASU can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We adopted ASU 2015-17 on January 1, 2016 and retrospectively applied this amended accounting guidance to our deferred tax liabilities and assets for all periods presented.  The impact of this change in accounting principle on balances previously reported as of December 31, 2015 was a reclassification of our net current deferred tax assets of approximately $3.6 million to net long-term deferred tax liabilities. The adoption of ASU 2015-17 did not impact our consolidated financial position, results of operations or cash flows.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified services company that assists our clients in sustaining, extending the service life and improving the performance of their transportation, equipment and other assets and systems. We provide sustainment services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), and federal civilian agencies, commercial customers and other customers. Our largest customers are the DoD and USPS. Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul (“MRO”) services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

Organization and Segments

Our operations are conducted within four reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Aviation; 3) Federal Services; and 4) IT, Energy and Management Consulting.

Supply Chain Management Group - Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. This group consists of our wholly owned subsidiary Wheeler Bros., Inc. ("WBI"). The primary revenue source for this group is WBI's USPS Managed Inventory Program ("MIP") that supplies vehicle parts and mission critical supply chain support for the USPS truck fleet. Other current work efforts include managed inventory services and parts sales to support commercial client truck fleets, parts sales to DoD, and other projects to support the USPS.

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

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries, our Red River Army Depot Equipment Related Services Program (“RRAD ERS”) providing on-site logistics support for Red River Army Depot at Texarkana, Texas, our Fort Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia, and various vehicle and equipment refurbishment, maintenance and sustainment programs for U.S. Army commands.

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

Concentration of Revenues
(dollars in thousands)
	For the nine months ended September 30,
	2016		2015
Source of Revenue	Revenues	%	Revenues	%
USPS MIP	$132,297	28	$132,587	34
FMS Program	95,258	20	51,920	13
Other	249,334	52	204,806	53
Total revenues	$476,889	100	$389,313	100

Management Outlook

Our revenues have increased on both a year over year and quarter to quarter basis in 2016 and we believe that this trend will continue through the remainder of year. Our traditional business offerings, consisting of contracted services to sustain and improve the performance of transportation, equipment, and other assets and systems for DoD and other federal government clients, have been the largest contributor to our increase in current year revenue. Our newer businesses, which include supply chain management solutions to support ground transportation clients and MRO and parts supply and distribution services to support air transportation clients, continue to provide significant contributions to our revenues and the majority of our operating income. We believe we have a well-balanced business enterprise serving a diversified set of sustainment services clients that is poised for success and growth currently and in the near future.

We are continuing to see growth in our Federal Services Group revenues driven by several new efforts initiated within the past 15 months, including work to transfer two frigates to Taiwan under our FMS Program, our RRAD ERS Program, and our Fort Benning Logistics Support Services Program. These programs and additional smaller new work efforts are providing our Federal Services Group with revenue growth for 2016 and a solid base for future years. Contract funding increases in 2016 have resulted in bookings of $405 million for our federal contracting businesses as of the end of our third quarter, further supporting a favorable outlook for our federal contracting revenue base. Additionally, we have developed strong international business relationships through our work with foreign client countries which we are using to market our services to international clients.

Revenues for our Supply Chain Management Group have increased modestly in 2016 as compared to revenue growth in the previous two years. Revenue growth for this group has been provided by increased sales of vehicle parts to DoD, increased supply chain and inventory management support for commercial vehicle fleets, and revenue from our acquisition of Ultra Seating Company in December 2015. We continue to broaden our base of commercial clients and make progress toward capturing new commercial vehicle fleet clients.

We are a key partner with the USPS and our mission critical supply chain support should continue to be essential in sustaining the aging USPS fleet as this client embarks on a lengthy transition to a new fleet of delivery vehicles. The USPS has selected six prospective providers who will compete to become the eventual provider of the new USPS delivery vehicle fleet. The industry team with whom our WBI subsidiary participated was not selected. In addition to evaluating custom prototypes from the six prospective providers, the USPS may consider the procurement of both custom and commercial off the shelf ("COTS") vehicles or of only COTS vehicles. While we will not participate in the competition to provide new vehicles, we will be seeking to participate with the selected prospective providers to offer original content, program management, and warranty support. Aftermarket parts supply and supply chain services to support the USPS' new vehicle fleet will continue to be part of our model as we service USPS' newly acquired vehicles as they begin to age. In addition we will continue servicing over 40,000 USPS assets that will not be affected by the delivery vehicle fleet replacement procurement. Based on the USPS' published time line indications and the size, scope, and complexity of USPS' vehicle fleet procurement effort, it may be at least three to five years before the first group of vehicles is produced, and require an additional seven to nine years to produce and place into service all of the vehicles to be procured. USPS' previously published vehicle procurement time lines have frequently experienced changes and delays. It is also likely that a portion of the existing fleet of older delivery vehicles will be retained and redeployed to meet the growing demand for delivery services. We believe that our years of service and knowledge of this client’s needs strategically position us to participate in servicing the eventual replacement fleet and residual portion of the existing fleet. While we cannot predict with certainty the impact of the USPS fleet transition on our future revenues, our revenues derived from servicing the USPS over the next two to three years are expected to continue at current levels.

Our Aviation Group contributes approximately 20% of our revenues and is a significant part of our strategy to expand our markets for sustainment services while diversifying our revenue base and strengthening growth potential. This group has provided us with a wide range of new clients, competencies and key industry relationships that offer potential synergies as we seek to extend these service offerings to our traditional U.S. and international military client base. Revenue and operating income for this group may experience fluctuations due to market demand and the mix of products sold.

Our operating income in 2016 was reduced by a reserve of $1.2 million and related expenses associated with the Heritage Litigation discussed in Commitments and Contingencies in Note 5 of the Notes to our Unaudited Consolidated Financial Statements included in this Report. A final decision by the court on this matter has not yet been rendered.

Increases in the level of business from our Federal Services Group’s contract activity, strategic inventory purchases in our Supply Chain and Aviation groups, and future acquisition activity could require increased levels of capital investment. This could limit our debt reduction or possibly increase future debt levels. We believe that these investments are beneficial to our future financial performance and direction and that we are well positioned to service the levels of debt necessary to support our growth opportunities.

Bookings and Funded Backlog

Revenues for federal government contract work performed by our Federal Services and IT, Energy and Management Consulting groups depend on contract funding (“bookings”), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue for these groups. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

A summary of our bookings and revenues for our Federal Services and IT, Energy and Management Consulting groups for the nine months ended September 30, 2016 and 2015, and funded contract backlog for these groups as of September 30, 2016 and 2015 was as follows (in millions):

	2016	2015
Bookings	$405	$184
Revenues	$225	$157
Funded Contract Backlog	$400	$214

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

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 10 of the Notes to our Unaudited Consolidated Financial Statements in this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Please refer to our 2015 Form 10-K for a full discussion of our critical accounting policies.

Revenue by Contract Type

Federal government contract work is performed by our Federal Services and IT, Energy and Management Consulting groups under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues by contract type are as follows (dollars in thousands):

	Nine months ended September 30,
Contract Type	2016	%	2015	%
Cost-type	$122,892	26	$66,241	17
Fixed-price	52,895	11	56,926	15
Time and materials	48,724	10	34,073	9
Total Federal Services and IT, Energy and Management Consulting revenues	224,511	47	157,240	41
Supply Chain Management and Aviation revenues	252,378	53	232,073	59
Total revenues	$476,889	100	$389,313	100

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. The results of our impairment analysis performed in the fourth quarter of 2015 indicated that the fair value of our Akimeka reporting unit within our IT, Energy, and Management Consulting Group exceeded its carrying value by approximately 9% at that time. If there is deterioration of Akimeka’s projected cash flows or negative changes in other related market factors, Akimeka may be at risk of future goodwill impairment. We believe that Akimeka’s financial performance for the first three quarters of 2016 did not indicate any events or other circumstances that would require a change in our impairment analysis performed during the fourth quarter of 2015. The carrying value of our Akimeka reporting unit as of September 30, 2016 included goodwill of approximately $29.8 million.

As of September 30, 2016, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2016	2015	2016	2015	Months	Months
Revenues	$172,780	$137,396	$476,889	$389,313	$35,384	$87,576
Costs and operating expenses	159,157	124,153	438,646	353,890	35,004	84,756
Operating income	13,623	13,243	38,243	35,423	380	2,820
Interest expense, net	2,509	2,441	7,406	7,001	68	405
Income before income taxes	11,114	10,802	30,837	28,422	312	2,415
Provision for income taxes	4,026	4,328	11,228	11,249	(302)	(21)
Net income	$7,088	$6,474	$19,609	$17,173	$614	$2,436

Our revenues increased approximately $35 million or 26% for the third quarter of 2016, and approximately $88 million or 22% for the first nine months of 2016, as compared to the same periods of 2015. Revenues from our Federal Services and Supply Chain Management groups increased for the third quarter and for the first nine months of 2016. Revenues from our Aviation Group increased for the third quarter and the inclusion of our Aviation Group in our operating results for a full nine months provided increased revenues in 2016. Revenues from our IT, Energy and Management Consulting Group declined for the third quarter and first nine months of 2016.

Costs and operating expenses consist primarily of cost of inventory and delivery of our products sold; direct costs including labor, material, and supplies used in the performance of our contract work; indirect costs associated with our direct contract costs; sales, general, and administrative expenses associated with our operating groups and corporate management; and certain costs and charges arising from nonrecurring events outside the ordinary course of business. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed. Costs and operating expenses also include expense for amortization of intangible assets acquired through our acquisitions. Expense for amortization of acquisition related intangible assets is included in the segment results in which the acquisition is included. Segment results also include expense for an allocation of corporate management costs.

Our costs and operating expenses increased approximately $35 million or 28% for the third quarter of 2016, and approximately $85 million or 24% for the first nine months of 2016, as compared to the same periods of 2015. Costs and operating expenses from our Federal Services and Supply Chain Management groups increased for the third quarter and for the first nine months of 2016. Costs and operating expenses from our Aviation Group were substantially unchanged for the third quarter and the inclusion of our Aviation Group in our operating results for a full nine months increased costs and operating expenses in 2016. Costs and operating expenses from our IT, Energy and Management Consulting Group decreased for the third quarter and first nine months of 2016. Costs and operating expenses for the first nine months of 2016 included a reserve of $1.2 million and legal expenses of approximately $494 thousand related to the Heritage Litigation discussed in Note 5 to our Unaudited Consolidated Financial Statements included in this Report.

Our operating income increased approximately $380 thousand or 3% for the third quarter of 2016, and increased approximately $2.8 million or 8% for the first nine months of 2016, as compared to the same periods of 2015. Operating income from our Supply Chain Management Group decreased for the third quarter and increased for the first nine months of 2016. Operating income from our Aviation Group increased for the third quarter and the inclusion of our Aviation Group in our operating results for a full nine months increased operating income in 2016. Operating income from our Federal Services Group decreased for the third quarter and increased for the first nine months of 2016. Operating income from our IT, Energy and Management Consulting Group decreased for the third quarter and first nine months of 2016. Our operating income for the first nine months of 2016 was reduced by the charges and expenses related to the adverse civil litigation ruling.

Changes in revenues, costs and operating expenses, and income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $405 thousand for the first nine months of 2016, as compared to the same period of 2015, due primarily to an increase in our average level of bank borrowing in 2016 and an increase in interest rates. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease was approximately $1.2 million in the first nine months of both 2016 and 2015.

Our effective tax rate was 36.4% and 39.6% for the nine months ended September 30, 2016 and 2015, respectively.  Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. Our effective tax rate for the nine months ended September 30, 2016 was reduced due to fair value changes of approximately $1.3 million to our earn-out obligation and tax credits. Our effective tax rate for the nine months ended September 30, 2015 was increased due to approximately $900 thousand of transaction costs that were not deductible for tax purposes.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2016	2015	2016	2015	Months	Months
Revenues	$51,152	$50,315	$152,080	$144,429	$837	$7,651
Costs and operating expenses	42,403	41,080	125,480	118,207	1,323	7,273
Operating income	$8,749	$9,235	$26,600	$26,222	$(486)	$378
Profit percentage	17.1%	18.4%	17.5%	18.2%

Revenues for our Supply Chain Management Group increased approximately $837 thousand or 2% for the third quarter of 2016 and approximately $7.7 million or 5% for the nine months ended September 30, 2016, as compared to the same periods of 2015. The revenue increase for the third quarter resulted primarily from an increase in sales to government and commercial customers of approximately $3.4 million, including sales of approximately $804 thousand from Ultra Seating, which we acquired on December 31, 2015. The increase in revenues for the third quarter was partially offset by a decrease in sales to USPS of approximately $2.6 million. The revenue increase for the first nine months resulted from an increase in sales to government and commercial customers of approximately $8.3 million, including Ultra Seating sales of approximately $2.6 million. The increase in revenues for the first nine months was partially offset by a decrease in sales to USPS of approximately $641 thousand.

Costs and operating expenses increased by approximately $1.3 million or 3% for the third quarter and approximately $7.3 million or 6% for the first nine months, primarily due to the increase in revenues. Costs and operating expenses for 2015 included approximately $527 thousand for the first nine months due to increases to the accrued post-closing earn-out obligation associated with our acquisition of WBI.

Operating income decreased by approximately $486 thousand or 5% for the third quarter and increased approximately $378 thousand or 1% for the first nine months. The mix of products sold associated with our increasing government and commercial customer revenues have lower profit margins than products associated with keeping the aging USPS delivery vehicles operational, which tends to lower our overall profit margins as our revenue mix changes.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2016	2015	2016	2015	Months	Months
Revenues	$34,688	$32,976	$100,298	$87,644	$1,712	$12,654
Costs and operating expenses	30,738	30,860	90,402	80,811	(122)	9,591
Operating income	$3,950	$2,116	$9,896	$6,833	$1,834	$3,063
Profit percentage	11.4%	6.4%	9.9%	7.8%

Our Aviation Group began operations upon the acquisition of our aviation businesses on January 28, 2015; therefore, the results for our Aviation Group include a full nine months for 2016 and approximately eight months for 2015. Accordingly, year over year comparisons for this group for the first nine months should consider this variance.

Revenues for our Aviation Group increased approximately $1.7 million or 5% for the third quarter of 2016, as compared to the same period of 2015. The revenue increase for the third quarter resulted primarily from an increase in distribution of new parts and sales of used serviceable parts and engines.

Costs and operating expenses remained substantially unchanged for the third quarter of 2016 as compared to the prior year. Costs and operating expenses for the first nine months of 2015 included approximately $508 thousand for a valuation adjustment to the accrued earn-out obligation associated with the acquisition of our aviation businesses. Costs and operating expenses for the first nine months of 2016 include a reduction in costs of approximately $1.3 million for a valuation adjustment to the accrued earn-out obligation associated with the acquisition of our aviation businesses, and a nonrecurring increase in expense of approximately $300 thousand related to a settlement agreement.

Operating income for our Aviation Group increased approximately $1.8 million or 87% for the third quarter of 2016, as compared to the same period of 2015. The operating income increase for the third quarter resulted from the increased revenues and the timing and mix of sales during the period, advantageous bulk inventory purchases, and facility cost reductions. The operating income for the first nine months of 2016 was increased by approximately $1.3 million due to the reduction in costs associated with the valuation adjustment of the earn-out obligation and decreased by approximately $300 thousand due to the expense associated with the settlement agreement mentioned above. In July 2016, we reached an agreement for an early termination and final payment of our post-closing earn-out obligation, and a final earn-out payment of $10.5 million was made in July 2016.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2016	2015	2016	2015	Months	Months
Revenues	$75,377	$42,240	$189,679	$117,774	$33,137	$71,905
Costs and operating expenses	74,711	41,088	187,296	117,245	33,623	70,051
Operating Income	$666	$1,152	$2,383	$529	$(486)	$1,854
Profit percentage	0.9%	2.7%	1.3%	0.4%

Revenues for our Federal Services Group increased approximately $33 million or 78% for the third quarter of 2016 and approximately $72 million or 61% for the nine months ended September 30, 2016, as compared to the same periods of 2015. Significant items affecting our third quarter revenue on a year to year comparative basis include an increase of approximately $18 million in revenues on our FMS Program, increased revenues of approximately $15 million due to the start of our RRAD ERS Program in the second quarter of 2016, increased revenues of approximately $3 million due to the start of our Ft. Benning Logistics Support Services Program subsequent to the second quarter of 2015, and changes in the level of work on other program efforts. Significant items affecting our first nine months revenue on a year to year comparative basis include an increase of approximately $41 million in revenues on our FMS Program, increased revenues of approximately $24 million due to the start of our RRAD ERS Program in the second quarter of 2016, increased revenues of approximately $14 million due to the start of our Ft. Benning Logistics Support Services Program subsequent to the second quarter of 2015, and changes in the level of work on other program efforts.

Costs and operating expenses increased approximately $34 million or 82% for the third quarter of 2016 and approximately $70 million or 60% for the nine months ended September 30, 2016, as compared to the same periods of 2015. The increases in costs and operating expenses are attributable to the increased level of work associated with our revenue increases.

Operating income for our Federal Services Group decreased approximately $486 thousand for the third quarter and increased approximately $1.9 million for the first nine months of 2016, as compared to the same periods of 2015. The change in operating income for the third quarter was primarily due to the start of new contract work that was won in a more competitive bidding environment that requires us to price our services more aggressively to sustain and build our revenue levels. The change in operating income for the first nine months resulted primarily from the increases in revenues and to an improved balance in facility and infrastructure costs that support the group’s operations.

 IT, Energy and Management Consulting Group Results

The results of operations for our IT, Energy and Management Consulting Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2016	2015	2016	2015	Months	Months
Revenues	$11,563	$11,865	$34,832	$39,466	$(302)	$(4,634)
Costs and operating expenses	10,579	10,696	32,174	35,594	(117)	(3,420)
Operating Income	$984	$1,169	$2,658	$3,872	$(185)	$(1,214)
Profit percentage	8.5%	9.9%	7.6%	9.8%

Revenues for our IT, Energy and Management Consulting Group decreased approximately $302 thousand or 3% for the third quarter of 2016 and decreased approximately $4.6 million or 12% for the nine months ended September 30, 2016, as compared to the same periods of 2015. Costs and operating expenses decreased approximately $117 thousand or 1% for the third quarter and decreased approximately $3.4 million or 10% for the nine months. The decreases in revenue and costs and operating expenses for the quarter and for the first nine months resulted primarily from a decline in services ordered by clients, contract expirations, and a loss of work performed by this group on expiring contracts for which the follow-on work was often awarded to small businesses on set-aside contracts. While these circumstances have caused results to be lower on a year over year basis, revenue levels for 2016 have stabilized on a quarter to quarter basis.

Operating income decreased by approximately $185 thousand or 16% for the third quarter and approximately $1.2 million or 31% for the first nine months, primarily due to a decline in revenue.

Financial Condition

There has been no material change in our financial condition in the first nine months of 2016. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers. Our debt reduction has been limited by an increased capital commitment to support growth in our business and by a negotiated early termination of an earn-out obligation associated with our January 2015 aviation acquisition.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $187 thousand during the first nine months of 2016.

Cash provided by operating activities increased approximately $9.9 million in the first nine months of 2016 as compared to the first nine months of 2015. The change is primarily attributable to an increase of approximately $11.1 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $3.6 million in noncash operating activities, and an increase of approximately $2.4 million in cash provided by net income.

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

Cash used in investing activities decreased approximately $193 million in the first nine months of 2016 as compared to the first nine months of 2015. Cash used in investing activities for 2015 included approximately $191 million for the acquisition of our aviation businesses.

Cash used in financing activities was approximately $23 million in the first nine months of 2016 as compared to cash provided by financing activities of approximately $180 million in the first nine months of 2015. This change was primarily due to bank borrowing to finance the acquisition of our aviation businesses in 2015.

We paid cash dividends totaling approximately $1.8 million or $0.17 per share in the first nine months of 2016. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The termination date of the loan agreement is January 2020. This agreement was implemented in January 2015 concurrent with the acquisition of our aviation businesses. Our outstanding debt of approximately $231 million as of September 30, 2016 was net of unamortized deferred financing costs of approximately $1.8 million.

The term loan requires quarterly installment payments. Our scheduled term loan payments after September 30, 2016 are approximately $4.7 million in 2016, $21.6 million in 2017, $28.1 million in 2018, $30 million in 2019, and $36.2 million in 2020. The amount of our term loan borrowings outstanding as of June 30, 2016 was approximately $120.6 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of September 30, 2016 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $112.6 million in revolving loan amounts outstanding and $11 thousand of letters of credit outstanding as of September 30, 2016. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2016, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of September 30, 2016, interest rates on portions of our outstanding debt ranged from 2.77% to 4.50%, and the effective interest rate on our aggregate outstanding debt was 3.18%.

Our loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at September 30, 2016.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.25 to 1	2.93 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.73 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loan agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. The resulting fixed rates on this portion of our debt are higher than current variable rates and have increased our net effective rate, but have given us protection against interest rate increases.

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. As of September 30, 2016, the amount of the term loan swap was $75 million and with the term loan swap in place, we pay an effective interest rate of 1.25% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. As of September 30, 2016, with the revolving loan swap in place, we pay an effective rate of 1.25% plus our base margin.

VSE CORPORATIONS AND SUBSIDIARIES

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings, including as disclosed in Item 1. "Legal Proceedings" of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on July 29, 2016. For a discussion of contingencies related to legal proceedings, see Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Report, which is hereby incorporated by reference.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

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

VSE CORPORATION
Date:	October 26, 2016	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date:	October 26, 2016	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)