Form 10-Q/A
period 2016-09-30
VSE CORP
filed 2016-10-27
CIK 102752

UNITED STATES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

Number of shares of Common Stock outstanding as of October 21, 2016: 10,798,684

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 that was originally filed with the Securities and Exchange Commission on October 26, 2016 (the “Form 10-Q”).  This Amendment No.1 is being filed solely for the purpose of filing corrected certifications set forth in Exhibits 32.1 and 32.2.  As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (“Rule 12b-15”), also filed herewith as Exhibits 31.1 and 31.2 are the Section 302 CEO Certification and Section 302 CFO and PAO Certification both dated the date hereof.

This Amendment No. 1 amends and restates Exhibits 32.1 and 32.2 in their entirety and includes updated Exhibits 31.1 and 31.2.  No other information included in the Form 10-Q is amended hereby. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q or modify or update the disclosure contained therein in any way other than as described above.  This Amendment No. 1 should be read in conjunction with the Form 10-Q. Pursuant to  Rule 12b-15, the complete text of Item 6 of the Form 10-Q is repeated in this Amendment No. 1.

This Amendment No. 1 consist solely of the preceding cover page, this explanatory note, amended Item 6, the signature page, and the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2  under amended Item 6 to this Amendment No. 1.

Item 6. Exhibits

(a) Exhibits
Exhibit 31.1	Section 302 CEO Certification (filed with Amendment No. 1)
Exhibit 31.2	Section 302 CFO and PAO Certification (filed with Amendment No. 1)
Exhibit 32.1	Section 906 CEO Certification (filed with Amendment No. 1)
Exhibit 32.2	Section 906 CFO and PAO Certification (filed with Amendment No. 1)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document

VSE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSE CORPORATION
Date: October 27, 2016	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date: October 27, 2016	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)