Form 10-Q
period 2017-03-31
VSE CORP
filed 2017-04-28
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017       Commission File Number:  0‑3676

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 20, 2017: 10,838,435

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual results of VSE Corporation ("VSE," the "Company," "us," "our," or "we") to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 1, 2017 ("2016 Form 10-K").

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.  We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in our 2016 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we have filed or will file with the SEC subsequent to our 2016 Form 10-K.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$457	$428
Receivables, net	90,947	101,218
Inventories, net	141,122	136,340
Other current assets	15,747	20,477
Total current assets	248,273	258,463

Property and equipment, net	60,026	62,061
Intangible assets, net	122,922	126,926
Goodwill	198,622	198,622
Other assets	15,638	15,767
Total assets	$645,481	$661,839

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$21,960	$21,023
Accounts payable	71,206	93,999
Accrued expenses and other current liabilities	27,835	32,772
Dividends payable	650	648
Total current liabilities	121,651	148,442

Long-term debt, less current portion	194,068	193,621
Deferred compensation	14,894	12,751
Long-term lease obligations, less current portion	21,652	21,959
Deferred tax liabilities	29,707	29,872
Total liabilities	381,972	406,645

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,838,435 and 10,798,927, respectively	542	540
Additional paid-in capital	24,455	22,876
Retained earnings	238,374	231,733
Accumulated other comprehensive income	138	45
Total stockholders' equity	263,509	255,194
Total liabilities and stockholders' equity	$645,481	$661,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2017	2016
Revenues:
Products	$89,017	$85,271
Services	108,277	58,365
Total revenues	197,294	143,636

Costs and operating expenses:
Products	74,706	69,290
Services	103,944	56,204
Selling, general and administrative expenses	444	1,381
Amortization of intangible assets	4,004	4,020
Total costs and operating expenses	183,098	130,895

Operating income	14,196	12,741

Interest expense, net	2,435	2,497

Income before income taxes	11,761	10,244

Provision for income taxes	4,468	3,692

Net income	$7,293	$6,552

Basic earnings per share	$0.67	$0.61

Basic weighted average shares outstanding	10,822,669	10,778,368

Diluted earnings per share	$0.67	$0.61

Diluted weighted average shares outstanding	10,849,427	10,806,194

Dividends declared per share	$0.060	$0.055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
	2017	2016
Net income	$7,293	$6,552

Change in fair value of interest rate swap agreements	93	(473)

Other comprehensive income (loss), net of tax	93	(473)

Comprehensive income	$7,386	$6,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,293	$6,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,711	6,241
Deferred taxes	(223)	(129)
Stock-based compensation	1,084	1,028
Earn-out obligation adjustment	—	(1,384)
Changes in operating assets and liabilities, net of impact of acquisition:
Receivables, net	10,671	1,593
Inventories, net	(4,782)	(4,510)
Other current assets and noncurrent assets	5,010	(5,330)
Accounts payable and deferred compensation	(20,955)	13,097
Accrued expenses and other current liabilities	(3,851)	(1,429)
Long-term lease obligations	(307)	(337)

Net cash provided by operating activities	651	15,392

Cash flows from investing activities:
Purchases of property and equipment	(414)	(1,428)
Proceeds from the sale of property and equipment	—	6

Net cash used in investing activities	(414)	(1,422)

Cash flows from financing activities:
Borrowings on loan agreement	96,124	49,699
Repayments on loan agreement	(94,875)	(62,468)
Payments on capital lease obligations	(307)	(264)
Payments of taxes for equity transactions	(500)	(499)
Dividends paid	(650)	(591)

Net cash used in financing activities	(208)	(14,123)

Net increase (decrease) in cash and cash equivalents	29	(153)
Cash and cash equivalents at beginning of period	428	740
Cash and cash equivalents at end of period	$457	$587

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information refer to the consolidated financial statements and footnotes thereto included in our 2016 Form 10-K.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We have elected to account for forfeitures as they occur. The adoption of ASU 2016-09 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2017, we adopted ASU No. 2015-11, Simplifying the Measurement of Inventory, which clarifies that, for inventories measured at the lower of cost and net realizable value, net realizable value should be determined based on the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Stock Split Effected in Form of Stock Dividend

In May 2016, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend ("Stock Split").  The Stock Split had a record date of July 20, 2016 and stock distribution occurred on August 3, 2016. All references made to share or per share amounts in the accompanying unaudited consolidated financial statements and disclosures have been retroactively adjusted to reflect the Stock Split.

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

Our required term loan payments after March 31, 2017 are approximately $16.9 million in 2017, $28.1 million in 2018, $30.0 million in 2019, and $36.3 million in 2020. The amount of term loan borrowings outstanding as of March 31, 2017 was approximately $111.3 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of March 31, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $106.3 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2017. We had approximately $100.4 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2016.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were approximately $217.6 million and $216.3 million, as of March 31, 2017 and December 31, 2016, respectively. These amounts exclude unamortized deferred financing costs of approximately $1.5 million and $1.7 million as of March 31, 2017 and December 31, 2016, respectively, which are being amortized over a five-year period through July 2020. The fair value of outstanding debt as of March 31, 2017 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2017, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate swap agreements in February 2015 that complied with the agreement. The amount of swapped debt outstanding as of March 31, 2017 was $85 million.

After taking into account the impact of interest rate swap agreements, as of March 31, 2017, interest rates on portions of our outstanding debt ranged from 3.19% to 5.00%, and the effective interest rate on our aggregate outstanding debt was 3.41%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.9 million and $2.0 million for the quarters ended March 31, 2017 and 2016, respectively.

The loan agreement contains collateral requirements to secure our borrowings and other loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at March 31, 2017.

(3) Earnings Per Share

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

	Three months ended March 31,
	2017	2016
Basic weighted average common shares outstanding	10,822,669	10,778,368
Effect of dilutive shares	26,758	27,826
Diluted weighted average common shares outstanding	10,849,427	10,806,194

(4) Commitments and Contingencies

Contingencies

Hawaii Litigation

In 2012, the estates of five deceased individuals and their relatives filed complaints in a state court in Hawaii against VSE and other entities and individuals for unspecified damages, alleging that the explosion of fireworks and diesel fuel that killed the five individuals in April 2011 was caused by negligence of VSE and the other defendants. The five deceased plaintiffs were employees of a vendor retained by VSE to dispose of fireworks and other explosives seized by the federal government. VSE together with its insurance carriers, will aggressively defend the proceedings, which are expected to proceed to trial in October 2017. While the results of legal proceedings cannot be predicted with certainty, we do not anticipate that this lawsuit will have a material adverse effect on our results of operations, financial condition, or cash flows.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

Aviation Litigation

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against VSE subsidiaries, Kansas Aviation of Independence, L.L.C. and Prime Turbines LLC, and three other unrelated defendants. The other named defendants are Pratt & Whitney of Canada Corporation, Cessna Aircraft Company and Woodward Inc. The plaintiffs allege that on April 1, 2016, a plane crashed resulting in the death of one plaintiff and serious injuries to two other plaintiffs and that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane engine prior to the crash. Plaintiffs are seeking monetary relief over $1.0 million from the defendants. Trial is scheduled for May 2018. VSE together with its insurance carrier, will aggressively defend the proceedings. While the results of legal proceedings cannot be predicted with certainty, we do not anticipate that this lawsuit will have a material adverse effect on our results of operation, financial condition, or cash flows.

Other Matters

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

(5) Business Segments and Customer Information

Business Segments

Beginning in 2017, we changed our structure and as a result our former IT, Energy and Management Consulting Group is now combined with our Federal Services Group. Consequently, our segment financial information for 2016 has been restated to reflect such change. Management of our business operations is conducted under three reportable operating segments:

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") and direct sales to the United States Postal Service ("USPS") and to other customers.

Aviation Group – Our Aviation Group provides maintenance, repair and overhaul ("MRO") services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories.

Federal Services Group – Our Federal Services Group provides engineering, industrial, logistics, foreign military sales, legacy equipment sustainment services, and technical and consulting services to the United States Department of Defense ("DoD") and other government agencies.

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

Our segment information for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three months
	2017	2016
Revenues:
Supply Chain Management Group	$56,085	$51,143
Aviation Group	32,354	33,546
Federal Services Group	108,855	58,947
Total revenues	$197,294	$143,636

Operating income:
Supply Chain Management Group	$8,483	$9,028
Aviation Group	2,336	3,289
Federal Services Group	3,918	1,277
Corporate/unallocated expenses	(541)	(853)
Operating income	$14,196	$12,741

Customer Information

Our revenue by customer is as follows (dollars in thousands):

	Three months ended March 31,
Customer	2017	%	2016	%
U.S. Postal Service	$46,469	23.6%	$46,297	32.2%

U.S. Navy	52,496	26.6%	29,891	20.8%
U.S. Army	54,101	27.4%	22,210	15.5%
U.S. Air Force	1,018	0.5%	981	0.7%
Total - DoD	107,615	54.5%	53,082	37.0%

Commercial aviation	31,804	16.1%	33,546	23.3%
Other commercial	3,129	1.6%	2,283	1.6%
Total - Commercial	34,933	17.7%	35,829	24.9%

Department of Energy	2,903	1.5%	2,903	2.0%
Social Security Administration	2,181	1.1%	2,587	1.8%
Other government	3,193	1.6%	2,938	2.1%
Total – Other Civilian Agencies	8,277	4.2%	8,428	5.9%

Total	$197,294	100%	$143,636	100%

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(6) Goodwill and Intangible Assets

Changes in goodwill for the three months ended March 31, 2017 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2016	$63,190	$30,883	$104,549	$198,622

Balance as of March 31, 2017	$63,190	$30,883	$104,549	$198,622

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million for the three months ended March 31, 2017 and 2016.

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2017
Contract and customer-related	$173,094	$(63,084)	$(1,025)	$108,985
Acquired technologies	12,400	(6,560)	—	5,840
Trade names	16,670	(8,573)	—	8,097
Total	$202,164	$(78,217)	$(1,025)	$122,922

December 31, 2016
Contract and customer-related	$173,094	$(59,799)	$(1,025)	$112,270
Acquired technologies	12,400	(6,278)	—	6,122
Trade names	16,670	(8,136)	—	8,534
Total	$202,164	$(74,213)	$(1,025)	$126,926

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2017	Fair Value December 31, 2016
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$327	$299
Interest rate swaps	Other current assets	Level 2	$224	$73

Non-COLI assets held in the deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in its fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. Accordingly, the fair value of the swap agreements, which is an asset recorded in other current assets of approximately $224 thousand and $73 thousand at March 31, 2017 and December 31, 2016, respectively. The offset, net of an income tax effect of approximately $86 thousand and $28 thousand, is included in accumulated other comprehensive income in the accompanying balance sheets as of March 31, 2017 and December 31, 2016, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

(8) Income Taxes

Our effective tax rate was 38.0% and 36.0% for the three months ended March 31, 2017 and 2016, respectively.  Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the three months ended March 31, 2016 primarily results from the fair value changes of $1.4 million to our earn-out obligation.

(9) Recently Issued Accounting Pronouncements

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
March 31, 2017

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

We are in the process of comparing our current revenue recognition policies to the requirements of the new standard for each of our revenue categories and evaluating the effect of adoption on our consolidated financial statements by assessing a selection of contracts. Based on the assessment we have completed thus far, we believe the primary impacts of adopting the new standard will be on (1) the timing of when we recognize revenue on our contracts with award fees that is currently based on when we receive customer authorization to recognizing the award fees based on the contract period as the performance obligation is satisfied, (2) the timing of when we recognize revenues and costs on certain fixed price delivery contracts from the date of delivery to recognition over time as progress is made to satisfy the performance obligation, and (3) the pattern in which we recognize revenue on certain fixed price services contracts from a straight-line basis over the contract period to measuring progress using input measures, such as costs incurred. We have not yet concluded on our transition method upon adoption. We will adopt the standard when it becomes effective for us beginning January 1, 2018.

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

Organization and Segments

Our operations are conducted within three reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Aviation; and 3) Federal Services. Beginning in 2017, we have combined our former IT, Energy and Management Consulting Group with our Federal Services Group.

Supply Chain Management Group - Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. The primary revenue source for this group is the USPS Managed Inventory Program ("MIP") of our subsidiary Wheeler Bros., Inc. that supplies vehicle parts and mission critical supply chain support for the USPS truck fleet. Other current work efforts include managed inventory services and parts sales to support commercial client truck fleets, parts sales to DoD, and other projects to support the USPS.

Aviation Group - Our Aviation Group provides MRO services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories. This group consists of four aviation businesses offering a range of complimentary services and supplies to a diversified client base of corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries, our Red River Army Depot Equipment Related Services Program (“RRAD ERS”) providing on-site logistics support for Red River Army Depot at Texarkana, Texas, our Fort Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia, our U.S. Army Reserve vehicle refurbishment program and various vehicle and equipment refurbishment, maintenance and sustainment programs for U.S. Army commands, and various task orders under the U.S. Air Force Contract Field Teams (“CFT”) Program.

Beginning in 2017, this group includes our wholly owned subsidiaries Energetics Incorporated ("Energetics") and Akimeka, LLC ("Akimeka"). Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, infrastructure protection, and measurement technology. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, business continuity, program and portfolio management, network IT services, cloud managed services, systems design and integration, quality assurance services, and product and process improvement services. Energetics and Akimeka clients include various DoD and federal civilian agencies, including the United States Departments of Energy, Homeland Security, Commerce, Treasury, and Interior; the Social Security Administration; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Concentration of Revenues
(dollars in thousands)
	For the three months ended March 31,
	2017		2016
Source of Revenue	Revenues	%	Revenues	%
USPS	$46,469	23	$46,297	32
FMS Program	47,147	24	24,826	17
Other	103,678	53	72,513	51
Total revenues	$197,294	100	$143,636	100

Management Outlook

We started 2017 with a $54 million year over year revenue increase for the first quarter, up 37%, which was led by revenue increases in our Federal Services Group. Increased revenues from our Supply Chain Management Group also contributed to the revenue growth in the first quarter.

Revenue on our FMS Program for the first quarter of 2017 increased 90% year over year following a strong fourth quarter of 2016 primarily resulting from the transfer of two frigates to Taiwan that completed in March 2017. Revenue also increased from our equipment sustainment, refurbishment, logistics support, and parts supply services for our U.S. Army clients. Our contract funded backlog remains strong, which we believe, along with the new government administration’s spending priorities focused on strengthening U.S. defense forces, will continue to benefit our DoD revenues.

We entered 2017 with a continued focus on supporting our USPS client. While we will not participate in the competition to provide the new vehicles that USPS plans to procure, we are sharpening our focus on aftermarket parts supply and supply chain services to support the USPS' new vehicles that are to be acquired. We are also continuing to position ourselves to support USPS efforts to extend the life of their older delivery vehicles. Much uncertainty exists with regard to the timeline for new vehicles to be placed in service. Increasing demand for delivery services that may require USPS to retain a portion of the older vehicle fleet is creating additional uncertainty regarding the number of years that the older vehicles will remain in service. Overall, USPS buying levels of parts and services provided by our Supply Chain Management Group to support the current vehicle fleet have remained steady, and we believe it is likely to remain stable for the next several years. While we cannot predict with certainty the impact on our future revenues once the USPS new delivery vehicle procurement begins, we believe that our years of service and knowledge of this client’s needs strategically position us to continue to be a key strategic vehicle fleet sustainment partner.

We have also applied more of our Supply Chain Management Group resources toward other market channels. Revenue growth for this group has been provided by greater diversification and growth of parts sales to the DoD, and increased supply chain and inventory management support for commercial vehicle fleets. We continue to broaden our client base by making progress toward capturing new commercial vehicle fleets.

Our Aviation Group is taking measures to leverage its expertise to promote future revenue growth in a challenging industry. We have been actively seeking market synergies with our U.S. and international government client base. We are also pursuing and implementing service and distribution agreements with key Original Equipment Manufacturers. In 2016, our Aviation Group invested in opportunistic advance inventory purchases at discounted prices from a key supplier. While this action required larger than usual cash outflows in 2016 and the first quarter of 2017, we expect to see benefits over the coming year or two.

We believe that our business model and our current markets and offerings position us well to sustain our revenue and operating income levels in the near term. We also are focusing our management efforts on identifying and investing in initiatives to promote longer term growth.

Bookings and Funded Backlog

Revenues for federal government contract work performed by our Federal Services Group depend on contract funding (“bookings”), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

A summary of our bookings and revenues for our Federal Services Group for the three months ended March 31, 2017 and 2016, and funded contract backlog as of March 31, 2017 and 2016 was as follows (in millions):

	2017	2016
Bookings	$148	$51
Revenues	$109	$59
Funded Contract Backlog	$359	$229

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 9 of the Notes to our Unaudited Consolidated Financial Statements in this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our 2016 Form 10-K for a full discussion of our critical accounting policies.

Revenue by Contract Type

Federal government contract work is performed by our Federal Services Group under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (dollars in thousands):

	Three months ended March 31,
Contract Type	2017	%	2016	%
Cost-type	$59,424	30	$35,156	24
Fixed-price	27,097	14	15,568	11
Time and materials	22,334	11	8,223	6
Total Federal Services revenues	108,855	55	58,947	41
Supply Chain Management and Aviation revenues	88,439	45	84,689	59
Total revenues	$197,294	100	$143,636	100

Goodwill and Intangible Assets

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

The fair value of our Akimeka reporting unit within our Federal Services Group exceeded its carrying value by approximately 7%. Akimeka experienced a reduction in services performed in 2015 as compared to prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. Revenues and profit margins for the first quarter of 2017 have remained level as compared to 2016. Based on our assessment of these circumstances, we have determined that Akimeka will be at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors. The carrying value of our Akimeka reporting unit as of March 31, 2017 included goodwill of approximately $29.8 million.

The fair value of our Aviation reporting unit within our Aviation Group exceeded its carrying value by approximately 10%. The margin between the carrying value and fair value is due to the proximity of the goodwill impairment testing date to the acquisition date of January 28, 2015. We do not believe our Aviation reporting unit is at risk of future goodwill impairment as this reporting unit's performance has been consistent since acquisition. If, however, our projections of the Aviation Group's future operating income were to decline, the estimated fair value of the reporting unit could be adversely affected, leading to a potential impairment in a future period. The carrying value of our Aviation reporting unit included goodwill of approximately $104.5 million as of March 31, 2017.

As of March 31, 2017, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2017	2016	Months
Revenues	$197,294	$143,636	$53,658
Costs and operating expenses	183,098	130,895	52,203
Operating income	14,196	12,741	1,455
Interest expense, net	2,435	2,497	(62)
Income before income taxes	11,761	10,244	1,517
Provision for income taxes	4,468	3,692	776
Net income	$7,293	$6,552	$741

Our revenues increased approximately $54 million or 37% for the first quarter of 2017, as compared to the same period of 2016. Revenues from our Federal Services and Supply Chain Management groups increased, while revenues from our Aviation Group decreased.

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

Our costs and operating expenses increased approximately $52 million or 40% for the first quarter of 2017, as compared to the same period of 2016. Costs and operating expenses from our Federal Services and Supply Chain Management groups increased, while costs and operating expenses from our Aviation Group decreased.

Our operating income increased approximately $1.5 million or 11% for the first quarter of 2017, as compared to the same period of 2016. Operating income from our Federal Services Group increased, while operating income from our Supply Chain Management and Aviation groups decreased.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $62 thousand for the first quarter of 2017, as compared to the same period of 2016. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first quarter of 2017 was approximately $372 thousand, as compared to $394 thousand for the same period of 2016.

Our effective tax rate was 38.0% for the first quarter of 2017 as compared to 36.0% for the same period of 2016. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. Our tax rate for the first quarter of 2016 was decreased due to fair value changes of $1.4 million to the earn-out obligation.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2017	2016	Months
Revenues	$56,085	$51,143	$4,942
Costs and operating expenses	47,602	42,115	5,487
Operating income	$8,483	$9,028	$(545)
Profit percentage	15.1%	17.7%

Revenues for our Supply Chain Management Group increased approximately $4.9 million or 10% for the first quarter of 2017, as compared to the same period of 2016. The revenue increase resulted primarily from an increase in sales to the government and to commercial fleet customers of approximately $4.8 million. Costs and operating expenses increased by approximately $5.5 million or 13%, primarily due to the increase in revenues.

Operating income decreased by approximately $545 thousand or 6% for the first quarter. The reduction in the operating income is primarily due to lower margins on USPS products sold, which was partially offset by an increase in the products sold to government and commercial customers.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2017	2016	Months
Revenues	$32,354	$33,546	$(1,192)
Costs and operating expenses	30,018	30,257	(239)
Operating income	$2,336	$3,289	$(953)
Profit percentage	7.2%	9.8%

Revenues for our Aviation Group decreased approximately $1.2 million or 4% for the first quarter of 2017, as compared to the same period of 2016. The revenue decrease for the quarter resulted primarily from a decrease in the distribution of new parts.

Costs and operating expenses decreased for the first quarter of 2017 by approximately $239 thousand or 1%, as compared to the same period of the prior year, primarily associated with the decrease in the distribution of new parts.

Operating income for our Aviation Group decreased approximately $1.0 million or 29% for the first quarter of 2017, as compared to the same period of 2016. Operating income for the first quarter of 2016 was increased by approximately $1.4 million due to the reduction in costs associated with the valuation adjustment of the earn-out obligation and decreased by approximately $300 thousand due to the expense associated with a settlement agreement. Exclusive of these 2016 adjustments, operating margin increased during the first quarter of 2017 as compared to the same period in 2016.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2017	2016	Months
Revenues	$108,855	$58,947	$49,908
Costs and operating expenses	104,937	57,670	47,267
Operating Income	$3,918	$1,277	$2,641
Profit percentage	3.6%	2.2%

Revenues for our Federal Services Group increased approximately $49.9 million or 85%, and costs and operating expenses increased approximately $47.3 million or 82% for the first quarter of 2017 as compared to the same period of 2016. Significant items affecting our first quarter revenue on a year to year comparative basis include an increase of approximately $22.3 million in revenues on our FMS Program, increased revenues of approximately $15.6 million due to the start of our RRAD ERS Program in the second quarter of 2016, and increases in the level of work on other programs. The increase in costs and operating expenses is attributable to the increased level of work associated with our revenue increase.

Operating income for our Federal Services Group increased approximately $2.6 million for the first quarter as compared to the same period of 2016. The change in operating income resulted primarily from an increase of award fees earned on our FMS Program of approximately $1.6 million during the first quarter of 2017 as compared to the same period of 2016 and from increases in other revenues. Legal and settlement costs reduced our operating income by approximately $542 thousand for the first quarter of 2016.

Financial Condition

There has been no material adverse change in our financial condition in the first quarter of 2017. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $29 thousand during the first quarter of 2017.

Cash provided by operating activities was approximately $651 thousand in the first quarter of 2017 as compared to cash provided by operating activities of approximately $15.4 million in the first quarter of 2016. The change is primarily attributable to a decrease of approximately $17.3 million due to changes in the levels of operating assets and liabilities, an increase of approximately $1.8 million in non-cash operating activities, and an increase of approximately $741 thousand in cash provided by net income.

A significant portion of our accounts payable decreases in the first quarter of 2017 resulted from payments of inventory purchases made by our Aviation Group and subcontractor work performed on our FMS program in 2016. Our levels of inventory, accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations.

Cash used in investing activities was approximately $414 thousand in the first quarter of 2017 as compared to cash used in investing activities of approximately $1.4 million in the first quarter of 2016. Cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities was approximately $208 thousand in the first quarter of 2017 as compared to cash used in financing activities of approximately $14 million in 2016. This change was primarily due to a lesser amount of bank borrowing repayments resulting from greater accounts payable reductions in 2017 as compared to 2016.

We paid cash dividends totaling approximately $650 thousand or $0.06 per share in the first quarter of 2017. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The termination date of the loan agreement is January 2020. This agreement was implemented in January 2015 concurrent with the acquisition of our Aviation businesses. Our outstanding debt of approximately $216.0 million as of March 31, 2017 was net of unamortized deferred financing costs of approximately $1.5 million.

Our required term loan payments after March 31, 2017 are approximately $16.9 million in 2017, $28.1 million in 2018, $30.0 million in 2019, and $36.3 million in 2020. The amount of term loan borrowings outstanding as of March 31, 2017 was approximately $111.3 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of March 31, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $106.3 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2017. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2017, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of March 31, 2017, interest rates on portions of our outstanding debt ranged from 3.19% to 5.00%, and the effective interest rate on our aggregate outstanding debt was 3.41%.

Our loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at March 31, 2017.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.00 to 1	2.69 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.65 to 1

We currently do not use public debt security financing.

Inflation and Pricing

Most of our contracts under which services are performed for the government provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consists principally of land, buildings and improvements, shop and warehouse equipment, computer systems equipment, and furniture and fixtures. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. As of March 31, 2017, the amount of the term loan swap was $60 million and with the term loan swap in place, we pay an effective interest rate of 1.25% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. As of March 31, 2017, with the revolving loan swap in place, we pay an effective rate of 1.25% plus our base margin.

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION
Date:	April 28, 2017	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date:	April 28, 2017	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)