Form 10-Q
period 2017-06-30
VSE CORP
filed 2017-07-27
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of July 20, 2017: 10,838,435

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$717	$428
Receivables, net	80,945	101,218
Inventories, net	135,812	136,340
Other current assets	10,932	20,477
Total current assets	228,406	258,463

Property and equipment, net	58,202	62,061
Intangible assets, net	118,917	126,926
Goodwill	198,622	198,622
Other assets	15,699	15,767
Total assets	$619,846	$661,839

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$23,835	$21,023
Accounts payable	51,932	93,999
Accrued expenses and other current liabilities	31,638	32,772
Dividends payable	759	648
Total current liabilities	108,164	148,442

Long-term debt, less current portion	175,609	193,621
Deferred compensation	15,307	12,751
Long-term lease obligations, less current portion	21,292	21,959
Deferred tax liabilities	28,941	29,872
Total liabilities	349,313	406,645

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,838,435 and 10,798,927, respectively	542	540
Additional paid-in capital	24,455	22,876
Retained earnings	245,422	231,733
Accumulated other comprehensive income	114	45
Total stockholders' equity	270,533	255,194
Total liabilities and stockholders' equity	$619,846	$661,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues:
Products	$89,254	$81,994	$178,271	$167,265
Services	104,606	78,479	212,883	136,844
Total revenues	193,860	160,473	391,154	304,109

Costs and operating expenses:
Products	74,222	66,827	148,928	136,117
Services	100,150	75,606	204,094	131,810
Selling, general and administrative expenses	479	2,140	923	3,521
Amortization of intangible assets	4,004	4,021	8,008	8,041
Total costs and operating expenses	178,855	148,594	361,953	279,489

Operating income	15,005	11,879	29,201	24,620

Interest expense, net	2,376	2,400	4,811	4,897

Income before income taxes	12,629	9,479	24,390	19,723

Provision for income taxes	4,822	3,510	9,290	7,202

Net income	$7,807	$5,969	$15,100	$12,521

Basic earnings per share	$0.72	$0.56	$1.39	$1.16

Basic weighted average shares outstanding	10,838,435	10,798,684	10,830,595	10,788,691

Diluted earnings per share	$0.72	$0.55	$1.39	$1.16

Diluted weighted average shares outstanding	10,861,769	10,826,490	10,855,632	10,816,507

Dividends declared per share	$0.070	$0.060	$0.130	$0.115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income	$7,807	$5,969	$15,100	$12,521

Change in fair value of interest rate swap agreements	(24)	(99)	69	(572)

Other comprehensive (loss) income, net of tax	(24)	(99)	69	(572)

Comprehensive income	$7,783	$5,870	$15,169	$11,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$15,100	$12,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,204	12,935
Deferred taxes	(974)	(1,161)
Stock-based compensation	1,464	1,361
Earn-out obligation adjustment	—	(1,329)
Changes in operating assets and liabilities:
Receivables, net	20,273	(12,547)
Inventories, net	528	(8,250)
Other current assets and noncurrent assets	9,725	(5,762)
Accounts payable and deferred compensation	(39,511)	15,474
Accrued expenses and other current liabilities	(105)	2,492
Long-term lease obligations	(667)	(619)

Net cash provided by operating activities	19,037	15,115

Cash flows from investing activities:
Purchases of property and equipment	(1,252)	(4,224)
Proceeds from the sale of property and equipment	400	28

Net cash used in investing activities	(852)	(4,196)

Cash flows from financing activities:
Borrowings on loan agreement	181,673	133,279
Repayments on loan agreement	(197,142)	(134,012)
Earn-out obligation payments	—	(8,015)
Payments on capital lease obligations	(627)	(546)
Payments of taxes for equity transactions	(500)	(499)
Dividends paid	(1,300)	(1,186)

Net cash used in financing activities	(17,896)	(10,979)

Net increase (decrease) in cash and cash equivalents	289	(60)
Cash and cash equivalents at beginning of period	428	740
Cash and cash equivalents at end of period	$717	$680

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information refer to the consolidated financial statements and footnotes thereto included in our 2016 Form 10-K.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in ASU 2017-04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis with early adoption permitted. We elected to early adopt ASU 2017-04 effective April 1, 2017 and will apply the new standard to our 2017 annual goodwill impairment test, as well as any interim tests. The adoption did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Stock Split Effected in Form of Stock Dividend

In May 2016, our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend ("Stock Split"). The Stock Split had a record date of July 20, 2016 and the stock distribution occurred on August 3, 2016. All references made to share or per share amounts in the accompanying unaudited consolidated financial statements and disclosures have been retroactively adjusted to reflect the Stock Split.

(2)  Debt

We have a loan agreement with a group of banks, which was amended in January 2015 primarily to fund our Aviation Acquisition and provide working capital for our continuing operations. The loan agreement, which expires in January 2020, is comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

Our required term loan payments after June 30, 2017 are approximately $11.2 million in 2017, $28.1 million in 2018, $30.0 million in 2019, and $36.3 million in 2020. The amount of term loan borrowings outstanding as of June 30, 2017 was approximately $105.6 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of June 30, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $95.2 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2017. We had approximately $100.4 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2016.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were approximately $200.8 million and $216.3 million, as of June 30, 2017 and December 31, 2016, respectively. These amounts exclude unamortized deferred financing costs of approximately $1.4 million and $1.7 million as of June 30, 2017 and December 31, 2016, respectively, which are being amortized over a five-year period through July 2020. The fair value of outstanding debt as of June 30, 2017 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2017, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate swap agreements in February 2015 that complied with the loan agreement. The notional amount of the interest rate swap agreements as of June 30, 2017 was $85 million.

After taking into account the impact of interest rate swap agreements, as of June 30, 2017, interest rates on portions of our outstanding debt ranged from 3.42% to 5.25%, and the effective interest rate on our aggregate outstanding debt was 3.60%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.9 million and $1.9 million for the quarters ended June 30, 2017 and 2016, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.8 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively.

The loan agreement contains collateral requirements to secure our borrowings and other loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at June 30, 2017.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	10,838,435	10,798,684	10,830,595	10,788,691
Effect of dilutive shares	23,334	27,806	25,037	27,816
Diluted weighted average common shares outstanding	10,861,769	10,826,490	10,855,632	10,816,507

(4) Commitments and Contingencies

Contingencies

Hawaii Litigation

In 2012, the estates of five deceased individuals and their relatives filed complaints in a state court in Hawaii against VSE and other entities and individuals for unspecified damages, alleging that the explosion of fireworks and diesel fuel that killed the five individuals

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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

Other Matters

In addition to the above-referenced legal proceedings, we may have certain claims in the normal course of business, including legal proceedings, against us and against other parties. In our opinion, the resolution of these other claims will not have a material adverse effect on our results of operations, financial position, or cash flows. However, because the results of any legal proceedings cannot be predicted with certainty, the amount of loss, if any, cannot be reasonably estimated.

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

Federal Services Group – Our Federal Services Group provides engineering, industrial, logistics, foreign military sales, legacy equipment sustainment services, IT and technical and consulting services primarily to the United States Department of Defense ("DoD") and other government agencies.

The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by our Chief Executive Officer in deciding how to allocate resources and in assessing

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

performance. We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation.

Our segment information for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three months		Six months
	2017	2016	2017	2016
Revenues:
Supply Chain Management Group	$56,404	$49,785	$112,489	$100,928
Aviation Group	32,590	32,064	64,944	65,610
Federal Services Group	104,866	78,624	213,721	137,571
Total revenues	$193,860	$160,473	$391,154	$304,109

Operating income:
Supply Chain Management Group	$8,950	$8,823	$17,433	$17,851
Aviation Group	2,579	2,657	4,915	5,946
Federal Services Group	3,992	1,832	7,910	3,391
Corporate/unallocated expenses	(516)	(1,433)	(1,057)	(2,568)
Operating income	$15,005	$11,879	$29,201	$24,620

Customer Information

Our revenue by customer is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
Customer	2017	%	2016	%	2017	%	2016	%
U.S. Postal Service	$45,959	23.7%	$44,295	27.6%	$92,428	23.6%	$90,592	29.8%

U.S. Navy	52,030	26.8%	36,569	22.8%	104,526	26.7%	66,460	21.9%
U.S. Army	50,399	26.0%	34,291	21.4%	104,500	26.7%	56,501	18.5%
U.S. Air Force	1,822	0.9%	876	0.5%	2,840	0.7%	1,857	0.6%
Total - DoD	104,251	53.7%	71,736	44.7%	211,866	54.1%	124,818	41.0%

Commercial aviation	32,265	16.7%	32,064	20.0%	64,069	16.4%	65,610	21.6%
Other commercial	3,308	1.7%	2,804	1.7%	6,437	1.7%	5,087	1.7%
Total - Commercial	35,573	18.4%	34,868	21.7%	70,506	18.1%	70,697	23.3%

Other civilian agencies	8,077	4.2%	9,574	6.0%	16,354	4.2%	18,002	5.9%

Total	$193,860	100%	$160,473	100%	$391,154	100%	$304,109	100%

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

(6) Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2017 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2016	$63,190	$30,883	$104,549	$198,622

Balance as of June 30, 2017	$63,190	$30,883	$104,549	$198,622

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million and $8.0 million for the three and six months ended June 30, 2017 and 2016, respectively.

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2017
Contract and customer-related	$173,094	$(66,368)	$(1,025)	$105,701
Acquired technologies	12,400	(6,842)	—	5,558
Trade names	16,670	(9,012)	—	7,658
Total	$202,164	$(82,222)	$(1,025)	$118,917

December 31, 2016
Contract and customer-related	$173,094	$(59,799)	$(1,025)	$112,270
Acquired technologies	12,400	(6,278)	—	6,122
Trade names	16,670	(8,136)	—	8,534
Total	$202,164	$(74,213)	$(1,025)	$126,926

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2017	Fair Value December 31, 2016
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$346	$299
Interest rate swaps	Other current assets	Level 2	$185	$73

Non-COLI assets held in the deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. Accordingly, the fair value of the swap agreements, which is an asset recorded in other current assets of approximately $185 thousand and $73 thousand at June 30, 2017 and December 31, 2016, respectively. The offset, net of an income tax effect of approximately $71 thousand and $28 thousand, is included in accumulated other comprehensive income in the accompanying balance sheets as of June 30, 2017 and December 31, 2016, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

(8) Income Taxes

Our effective tax rate was 38.1% and 36.5% for the six months ended June 30, 2017 and 2016, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the six months ended June 30, 2016 primarily results from the fair value changes of $1.3 million related to the earn-out obligation.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

contract. The new standard, as amended, is effective for interim and annual periods beginning on or after December 15, 2017 with early adoption permitted.

We are in the process of comparing our current revenue recognition policies to the requirements of the new standard for each of our revenue categories and evaluating the effect of adoption on our consolidated financial statements by assessing a selection of contracts. Based on the assessment we have completed thus far, we believe the primary impacts of adopting the new standard will be on (1) the timing of when we recognize revenue on our contracts with award fees that is currently based on when we receive customer authorization to recognize the award fees based on the contract period as the performance obligation is satisfied, (2) the timing of when we recognize revenues and costs on MRO services for aviation clients and certain fixed price delivery contracts from the date of delivery to recognition over time as progress is made to satisfy the performance obligation, and (3) the pattern in which we recognize revenue on certain fixed price services contracts from a straight-line basis over the contract period to measuring progress using input measures, such as costs incurred. The new standard will be effective beginning January 1, 2018 and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified services company that assists our clients in sustaining, extending the service life and improving the performance of their transportation, equipment and other assets and systems. We provide sustainment services for mission critical legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), and other federal civilian agencies, commercial customers and other customers. Our largest customers are the DoD and USPS. Our operations include supply chain management solutions and parts supply for vehicle fleets; parts supply and maintenance, repair, and overhaul (“MRO”) services for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

Organization and Segments

Our operations are conducted within three reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Aviation; and 3) Federal Services. Beginning in 2017, we have combined our former IT, Energy and Management Consulting Group with our Federal Services Group.

Supply Chain Management Group - Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. Operations of this group are conducted by our wholly owned subsidiary Wheeler Bros., Inc., which supports the USPS, commercial truck fleets, and DoD with fleet management and sustainment solutions, managed inventory services, and other vehicle parts solutions. The primary revenue source for this group is the USPS Managed Inventory Program ("MIP") that supplies vehicle parts and mission critical supply chain support for the USPS truck fleet.

Aviation Group - Our Aviation Group provides parts supply and distribution, supply chain solutions, and MRO services for general aviation jet aircraft engines and engine accessories. This group offers a range of complimentary services and supplies to a diversified client base of corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

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

Beginning in 2017, this group includes our wholly owned subsidiaries Energetics Incorporated ("Energetics") and Akimeka, LLC ("Akimeka"). Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, and infrastructure protection. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, business continuity, program and portfolio management, network IT services, cloud managed services, systems design and integration, quality assurance services, and product and process improvement services. Energetics and Akimeka clients include various DoD and federal civilian agencies, including the United States Departments of Energy, Homeland Security, Commerce, Treasury, and Interior; the Social Security Administration; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Concentration of Revenues
(dollars in thousands)
	For the six months ended June 30,
	2017		2016
Source of Revenue	Revenues	%	Revenues	%
USPS	$92,428	24	$90,592	30
FMS Program	97,632	25	56,873	19
Other	201,094	51	156,644	51
Total revenues	$391,154	100	$304,109	100

Management Outlook

Revenue contributions from our Federal Services and Supply Chain Management groups have resulted in continued year over year increases in our revenue and operating income through the second quarter of 2017. We are focused on initiatives in each of our groups to promote longer term growth to sustain this success.

Revenue on our FMS Program for the first six months of 2017 increased 72% year over year, primarily resulting from the transfer of two frigates to Taiwan completed in March 2017. Revenue also increased from our equipment sustainment, refurbishment, logistics support, and parts supply services for our U.S. Army clients. Our contract funded backlog remains strong, which we believe, along with the new government administration’s spending priorities focused on strengthening U.S. defense forces, should continue to benefit our DoD revenues. We are well positioned in our pursuit of opportunities to expand our services supporting our traditional government clients, and to capture new work for which our Federal Services Group can team with our Aviation Group to provide expanded offerings to a wider range of government clients.

We have directed resources and management efforts to diversify and expand our Supply Chain Management Group operational capacity, market channels, and client base. Revenue growth for this group has been provided by growth of parts sales to the DoD and increased supply chain and inventory management support for commercial vehicle fleets. Our pursuit of commercial markets is gaining traction. We have captured new customers and our commercial client base continues to increase. We are in the beginning stages in our relationships with these customers, and we look forward to further developing them and growing our revenues derived from commercial markets.

We continue to closely monitor the USPS delivery vehicle procurement efforts and are positioning ourselves to support both newly procured vehicles as they are placed in service and the older vehicles that remain in service. Overall, USPS buying levels of parts and services provided by our Supply Chain Management Group to support the current vehicle fleet have remained steady, and we believe they are likely to remain stable for the next several years. While we cannot predict with certainty the impact on our future revenues once the USPS new delivery vehicle procurement begins, we believe that our years of service and knowledge of this client’s needs strategically position us to continue to be a key strategic vehicle fleet sustainment partner. We will remain agile and support this client’s needs during its very complex vehicle transition initiative.

Our Aviation Group is pursuing multiple opportunities to promote future revenue growth including teaming with our Federal Services Group to provide aviation related logistics, material sourcing, and maintenance, repair and overhaul (“MRO”) support to our U.S. and international government client base. We are also pursuing aviation supply chain and distribution agreements with key original equipment manufacturers, expanding our geographic distribution footprint, and adding new MRO engine programs to our offerings. In 2016, our Aviation Group invested in opportunistic inventory purchases at discounted prices from a key supplier. While this action required larger than usual cash outflows in 2016 and the beginning of 2017, we expect to see resulting benefits over the coming one to two years.

Favorable cash flow and earnings results have enabled us to reduce our bank debt and leverage ratio for the second quarter of 2017. We anticipate further progress in this regard as we go forward.

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

A summary of our bookings and revenues for our Federal Services Group for the six months ended June 30, 2017 and 2016, and funded contract backlog as of June 30, 2017 and 2016 was as follows (in millions):

	2017	2016
Bookings	$281	$194
Revenues	$214	$138
Funded Contract Backlog	$386	$294

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

Revenue by Contract Type

Federal government contract work is performed by our Federal Services Group under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (dollars in thousands):

	Six months ended June 30,
Contract Type	2017	%	2016	%
Cost-type	$117,480	30	$86,576	29
Fixed-price	50,826	13	34,705	11
Time and materials	45,415	12	16,274	5
Total Federal Services revenues	213,721	55	137,555	45
Supply Chain Management and Aviation revenues	177,433	45	166,554	55
Total revenues	$391,154	100	$304,109	100

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

In the fourth quarter of 2016, we performed our annual goodwill impairment analysis for each of our reporting units with goodwill. The results of the impairment analysis indicated that our reporting units had fair values substantially in excess of their carrying values with the exception of our Akimeka, LLC and VSE Aviation, Inc. subsidiaries.

The fair value of our Akimeka, LLC subsidiary within our Federal Services Group exceeded its carrying value by approximately 7% as of our 2016 annual goodwill impairment analysis. Akimeka had experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. Revenues and operating income for the first six months of 2017 have been below the cash flow projections utilized in our 2016 annual impairment testing and as such we estimate that the fair value of our Akimeka reporting unit approximated its carrying value as of June 30, 2017. Based on our assessment of these circumstances, we have determined that Akimeka is at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors. The carrying value of our Akimeka reporting unit as of June 30, 2017 included goodwill of approximately $29.8 million.

The fair value of our VSE Aviation, Inc. subsidiary within our Aviation Group exceeded its carrying value by approximately 10% as of our 2016 annual goodwill impairment analysis. VSE Aviation’s revenue and operating income for the first six months of 2017 deviated unfavorably from cash flow projections utilized in our 2016 annual impairment testing primarily caused by a temporary decrease in the demand for new parts. Based on these circumstances, we have determined that VSE Aviation is at risk of a future goodwill impairment if we are unsuccessful in growing revenue. The carrying value of our VSE Aviation, Inc. subsidiary included goodwill of approximately $104.5 million as of June 30, 2017.

As of June 30, 2017, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Revenues	$193,860	$160,473	$391,154	$304,109	$33,387	$87,045
Costs and operating expenses	178,855	148,594	361,953	279,489	30,261	82,464
Operating income	15,005	11,879	29,201	24,620	3,126	4,581
Interest expense, net	2,376	2,400	4,811	4,897	(24)	(86)
Income before income taxes	12,629	9,479	24,390	19,723	3,150	4,667
Provision for income taxes	4,822	3,510	9,290	7,202	1,312	2,088
Net income	$7,807	$5,969	$15,100	$12,521	$1,838	$2,579

Our revenues increased approximately $33 million or 21%, for the second quarter of 2017, and approximately $87 million or 29% for the first six months of 2017, as compared to the same periods of 2016. Revenues from our Federal Services Group and our Supply Chain Group increased for the second quarter and for the first six months. Revenues from our Aviation Group increased for the second quarter and decreased for the first six months.

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

Our costs and operating expenses increased approximately $30 million or 20% for the second quarter of 2017, and approximately $82 million or 30% for the first six months of 2017, as compared to the same periods of 2016. Costs and operating expenses from each of our three operating groups increased for the second quarter and for the first six months.

Our operating income increased approximately $3.1 million or 26% for the second quarter of 2017, and increased approximately $4.6 million or 19% for the first six months of 2017, as compared to the same periods of 2016. Operating income from our Federal Services Group increased for the second quarter and for the first six months of 2017. Operating income from our Supply Chain Management Group increased for the second quarter and decreased for the first six months of 2017. Operating income from our Aviation Group decreased for the second quarter and for the first six months of 2017.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $86 thousand for the first six months of 2017, as compared to the same period of 2016, due primarily to a decrease in our average level of bank borrowing in 2017. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first six months of 2017 was approximately $742 thousand, as compared to $784 thousand for the same period of 2016.

Our effective tax rate was 38.1% and 36.5% for the six months ended June 30, 2017 and 2016, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. Our tax rate for the first six months of 2016 was decreased due to fair value changes of $1.3 million to the earn-out obligation and tax credits.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Revenues	$56,404	$49,785	$112,489	$100,928	$6,619	$11,561
Costs and operating expenses	47,454	40,962	95,056	83,077	6,492	11,979
Operating income	$8,950	$8,823	$17,433	$17,851	$127	$(418)
Profit percentage	15.9%	17.7%	15.5%	17.7%

Revenues for our Supply Chain Management Group increased approximately $6.6 million or 13% for the second quarter of 2017 and approximately $11.6 million or 11% for the six months ended June 30, 2017, as compared to the same periods of 2016. Revenues from sales to the USPS increased approximately $1.7 million for the second quarter and approximately $1.9 million for the six months. Revenues from sales to other customers, including sales to government and commercial customers, increased approximately $4.9 million or 89% for the second quarter and approximately $9.7 million or 93% for the six months. Costs and operating expenses increased by approximately $6.5 million or 16% for the second quarter and approximately $12.0 million or 14% for the first six months, primarily due to the increase in revenues.

Operating income increased by approximately $127 thousand or 1% for the second quarter and decreased approximately $418 thousand or 2% for the first six months. Lower margins were attributable to increased competition for our USPS vehicle parts sales and to lower margins typically associated with the start up and growth efforts for new business such as our DoD and commercial market pursuits.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Revenues	$32,590	$32,064	$64,944	$65,610	$526	$(666)
Costs and operating expenses	30,011	29,407	60,029	59,664	604	365
Operating income	$2,579	$2,657	$4,915	$5,946	$(78)	$(1,031)
Profit percentage	7.9%	8.3%	7.6%	9.1%

Revenues for our Aviation Group increased approximately $526 thousand or 2% for the second quarter of 2017 and decreased approximately $666 thousand or 1% for the six months ended June 30, 2017, as compared to the same periods of 2016. Revenues were adversely affected by a decrease in the demand for new parts.

Costs and operating expenses increased by approximately $604 thousand or 2% for the second quarter primarily due to the increase in revenues. Costs and operating expenses increased approximately $365 thousand or 1% for the first six months. For the first six months of 2016, costs and operating expenses were reduced by approximately $1.3 million for a valuation adjustment to the accrued earn-out obligation associated with the acquisition of our aviation businesses and were increased by approximately $300 thousand due to expense associated with a settlement agreement.

Our operating income decreased approximately $78 thousand or 3% for the second quarter of 2017, and approximately $1 million or 17% for the first six months of 2017, as compared to the same periods of 2016. Factors affecting our operating income for the second quarter included a decrease in the demand for new parts and decreases in operating income from engine accessories and serviceable parts and engine sales, which were partially offset by an increase in operating income from MRO services. Factors affecting our operating income for the first six months included an increase in operating income from MRO services and engine accessories and serviceable parts and engine sales, a decrease in the demand for new parts, and the adjustments to 2016 operating income for the earn-out obligation valuation adjustment and the settlement agreement expense. Exclusive of these 2016 adjustments, this group's operating margin for the first six months of 2017 was comparable to the operating margin in 2016.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2017	2016	2017	2016	Months	Months
Revenues	$104,866	$78,624	$213,721	$137,571	$26,242	$76,150
Costs and operating expenses	100,874	76,792	205,811	134,180	24,082	71,631
Operating Income	$3,992	$1,832	$7,910	$3,391	$2,160	$4,519
Profit percentage	3.8%	2.3%	3.7%	2.5%

Revenues for our Federal Services Group increased approximately $26 million or 33% for the second quarter of 2017 and approximately $76 million or 55% for the six months ended June 30, 2017, as compared to the same periods of 2016. Significant items affecting our second quarter revenue on a year to year comparative basis include an increase of approximately $17 million in revenues on our FMS Program, increased revenues of approximately $8 million due to the start of our RRAD ERS Program in the second quarter of 2016. Significant items affecting our first six months revenue on a year to year comparative basis include an increase of approximately $41 million in revenues on our FMS Program, increased revenues of approximately $24 million due to the start of our RRAD ERS Program in the second quarter of 2016, and changes in the level of work on other program efforts.

Costs and operating expenses increased approximately $24 million or 31% for the second quarter of 2017 and approximately $72 million or 53% for the six months ended June 30, 2017, as compared to the same periods of 2016. The increases in costs and operating expenses are primarily attributable to the increased level of work associated with our revenue increases.

Operating income increased by approximately $2.2 million or 118% for the second quarter and approximately $4.5 million or 133% for the first six months of 2017, compared to the same periods of 2016. The increases in operating income resulted primarily from an increase of award fees earned on our FMS Program of approximately $700 thousand for the second quarter and approximately $2.2 million for the first six months; from an improvement in profit margins on vehicle and equipment refurbishment, maintenance, and sustainment work supporting various U.S. Army and Army Reserve programs; and from increases in revenues. Award fee evaluations on our FMS program occur three times per year. We typically recognize award fee revenue and income on this program in the first, second, and fourth quarters each year. Legal and settlement costs reduced our operating income approximately $51 thousand for the second quarter of 2017 and increased our operating income approximately $168 thousand for the first six months of 2017. Legal and settlement costs reduced our operating income approximately $1.6 million for the second quarter of 2016 and reduced our operating income approximately $2.4 million for the first six months of 2016.

Financial Condition

There has been no material adverse change in our financial condition in the first six months of 2017. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $289 thousand during the first six months of 2017.

Cash provided by operating activities increased approximately $3.9 million in the first six months of 2017 as compared to the first six months of 2016. The change is primarily attributable to an increase of approximately $2.6 million in cash provided by net income, an increase of approximately $1.9 million in non-cash operating activities, and a decrease of approximately $545 thousand due to changes in the levels of operating assets and liabilities.

A significant portion of our accounts payable decreases in the first six months of 2017 resulted from payments of inventory purchases made by our Aviation Group and subcontractor work performed on our FMS program in 2016. Our levels of inventory, accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations.

Cash used in investing activities decreased approximately $3.3 million in the first six months of 2017 as compared to the first six months of 2016. Cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities increased approximately $6.9 million in the first six months of 2017 as compared to the first six months of 2016. Cash used in financing activities in 2017 consisted primarily of bank borrowing repayments and payment of dividends. Cash used in financing activities in 2016 consisted primarily of earn-out obligation payments associated with the acquisition of our aviation businesses and payment of dividends.

We paid cash dividends totaling approximately $1.3 million or $0.12 per share in the first six months of 2017. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The termination date of the loan agreement is January 2020. This agreement was implemented in January 2015 concurrent with the acquisition of our aviation businesses. Our outstanding debt of approximately $199.4 million as of June 30, 2017 was net of unamortized deferred financing costs of approximately $1.4 million.

The term loan requires quarterly installment payments. Our required term loan payments after June 30, 2017 are approximately $11.2 million in 2017, $28.1 million in 2018, $30.0 million in 2019, and $36.3 million in 2020. The amount of term loan borrowings outstanding as of June 30, 2017 was approximately $105.6 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of June 30, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $95.2 million in revolving loan amounts outstanding and no letters of credit outstanding as of June 30, 2017. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2017, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed compliant interest rate hedges in February 2015. After taking into account the impact of hedging instruments, as of June 30, 2017, interest rates on portions of our outstanding debt ranged from 3.42% to 5.25%, and the effective interest rate on our aggregate outstanding debt was 3.60%.

Our loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at June 30, 2017.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.00 to 1	2.28 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.83 to 1

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. As of June 30, 2017, the amount of the term loan swap was $60 million and with the term loan swap in place, we pay an effective interest rate of 1.25% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. As of June 30, 2017, with the revolving loan swap in place, we pay an effective rate of 1.25% plus our base margin.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION
Date:	July 27, 2017	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date:	July 27, 2017	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)