Form 10-Q
period 2017-09-30
VSE CORP
filed 2017-10-27
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2017       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of October 20, 2017: 10,838,435

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$472	$428
Receivables, net	72,874	101,218
Inventories, net	135,525	136,340
Other current assets	24,376	20,477
Total current assets	233,247	258,463

Property and equipment, net	56,857	62,061
Intangible assets, net	114,913	126,926
Goodwill	198,622	198,622
Other assets	15,405	15,767
Total assets	$619,044	$661,839

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$25,710	$21,023
Accounts payable	48,560	93,999
Accrued expenses and other current liabilities	47,852	32,772
Dividends payable	—	648
Total current liabilities	122,122	148,442

Long-term debt, less current portion	155,083	193,621
Deferred compensation	15,749	12,751
Long-term lease obligations, less current portion	20,917	21,959
Deferred tax liabilities	27,981	29,872
Total liabilities	341,852	406,645

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,838,435 and 10,798,927, respectively	542	540
Additional paid-in capital	24,455	22,876
Retained earnings	252,061	231,733
Accumulated other comprehensive income	134	45
Total stockholders' equity	277,192	255,194
Total liabilities and stockholders' equity	$619,044	$661,839

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Products	$82,314	$87,060	$260,585	$254,325
Services	91,850	85,720	304,733	222,564
Total revenues	174,164	172,780	565,318	476,889

Costs and operating expenses:
Products	68,678	70,884	217,606	207,001
Services	88,989	83,599	293,083	215,409
Selling, general and administrative expenses	255	652	1,178	4,173
Amortization of intangible assets	4,005	4,022	12,013	12,063
Total costs and operating expenses	161,927	159,157	523,880	438,646

Operating income	12,237	13,623	41,438	38,243

Interest expense, net	2,347	2,509	7,158	7,406

Income before income taxes	9,890	11,114	34,280	30,837

Provision for income taxes	3,251	4,026	12,541	11,228

Net income	$6,639	$7,088	$21,739	$19,609

Basic earnings per share	$0.61	$0.66	$2.01	$1.82

Basic weighted average shares outstanding	10,838,435	10,798,684	10,833,237	10,792,046

Diluted earnings per share	$0.61	$0.65	$2.00	$1.81

Diluted weighted average shares outstanding	10,856,675	10,826,007	10,855,983	10,819,697

Dividends declared per share	$—	$—	$0.130	$0.115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income	$6,639	$7,088	$21,739	$19,609

Change in fair value of interest rate swap agreements	20	337	89	(235)

Other comprehensive (loss) income, net of tax	20	337	89	(235)

Comprehensive income	$6,659	$7,425	$21,828	$19,374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$21,739	$19,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,584	19,515
Deferred taxes	(1,947)	(3,047)
Stock-based compensation	1,935	1,747
Earn-out obligation adjustment	—	(1,329)
Changes in operating assets and liabilities:
Receivables, net	28,344	(7,636)
Inventories, net	815	(19,812)
Other current assets and noncurrent assets	(3,392)	(8,015)
Accounts payable and deferred compensation	(42,441)	19,651
Accrued expenses and other current liabilities	15,916	8,639
Long-term lease obligations	(1,042)	(930)

Net cash provided by operating activities	39,511	28,392

Cash flows from investing activities:
Purchases of property and equipment	(2,387)	(5,438)
Proceeds from the sale of property and equipment	689	74
Cash paid for acquisitions, net of cash acquired	—	(63)

Net cash used in investing activities	(1,698)	(5,427)

Cash flows from financing activities:
Borrowings on loan agreement	258,657	231,139
Repayments on loan agreement	(292,913)	(232,608)
Earn-out obligation payments	—	(18,515)
Payments on capital lease obligations	(954)	(835)
Payments of taxes for equity transactions	(500)	(499)
Dividends paid	(2,059)	(1,834)

Net cash used in financing activities	(37,769)	(23,152)

Net increase (decrease) in cash and cash equivalents	44	(187)
Cash and cash equivalents at beginning of period	428	740
Cash and cash equivalents at end of period	$472	$553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information refer to the consolidated financial statements and footnotes thereto included in our 2016 Form 10-K.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in ASU 2017-04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis with early adoption permitted. We elected to early adopt ASU 2017-04 effective April 1, 2017 and will apply the new standard to our 2017 annual goodwill impairment test, as well as any interim tests. The adoption is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

(2) Debt

We have a loan agreement with a group of banks that was amended in January 2015 to fund our Aviation Acquisition and provide working capital for our continuing operations. The loan agreement, which expires in January 2020, is comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Our required term loan payments after September 30, 2017 are approximately $5.6 million in 2017, $28.1 million in 2018, $30.0 million in 2019, and $36.3 million in 2020. The amount of term loan borrowings outstanding as of September 30, 2017 was $100.0 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of September 30, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $82.1 million in revolving loan amounts outstanding and no letters of credit outstanding as of September 30, 2017. We had approximately $100.4 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2016.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were approximately $182.1 million and $216.3 million, as of September 30, 2017 and December 31, 2016, respectively. These amounts exclude unamortized deferred financing costs of approximately $1.3 million and $1.7 million as of September 30, 2017 and December 31, 2016, respectively, which are being amortized over a five-year period through July 2020. The fair value of outstanding debt as of September 30, 2017 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2017, the LIBOR base margin was 2.00% and the base rate base margin was 0.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the January 2015 amendment date of the agreement. We executed interest rate swap agreements in February 2015 that complied with the loan agreement. The notional amount of the interest rate swap agreements as of September 30, 2017 was $85 million.

After taking into account the impact of interest rate swap agreements, as of September 30, 2017, interest rates on portions of our outstanding debt ranged from 3.24% to 5.00%, and the effective interest rate on our aggregate outstanding debt was 3.36%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.8 million and $2.0 million for the quarters ended September 30, 2017 and 2016, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $5.6 million and $5.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The loan agreement contains collateral requirements to secure our borrowings and other loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at September 30, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	10,838,435	10,798,684	10,833,237	10,792,046
Effect of dilutive shares	18,240	27,323	22,746	27,651
Diluted weighted average common shares outstanding	10,856,675	10,826,007	10,855,983	10,819,697

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

(4) Commitments and Contingencies

Contingencies

Hawaii Litigation

In 2012, the estates of five deceased individuals and their relatives filed complaints in a state court in Hawaii against VSE and other entities and individuals for unspecified damages, alleging that the explosion of fireworks and diesel fuel that killed the five individuals in April 2011 was caused by negligence of VSE and the other defendants. The five deceased plaintiffs were employees of a vendor retained by VSE to dispose of fireworks and other explosives seized by the federal government. In September 2017, VSE together with its insurance carriers, agreed in principle with all of the plaintiffs to settle this litigation. The settlement documents are being finalized and the settlement will be fully funded by VSE’s insurers, resulting in no material adverse effect on our results of operations, financial condition, or cash flows. We have recorded as of September 30, 2017 a liability for our estimated amount of the settlement and a related receivable from our insurers for our estimated recovery, which we believe is probable of recovery based on our evaluation of insurance coverage and the insurers’ agreement and ability to fully fund the settlement.

Aviation Litigation

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against VSE subsidiaries, Kansas Aviation of Independence, L.L.C. and Prime Turbines LLC, and three other unrelated defendants. The other named defendants are Pratt & Whitney of Canada Corporation, Cessna Aircraft Company and Woodward Inc. The plaintiffs allege that on April 1, 2016, a plane crashed resulting in the death of three plaintiffs and serious injuries to six other plaintiffs and that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane engine prior to the crash. Plaintiffs are seeking monetary relief over $1.0 million from the defendants. Trial is scheduled for May 2018. VSE together with its insurance carrier, will aggressively defend the proceedings. While the results of legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated, we do not anticipate that this lawsuit will have a material adverse effect on our results of operation, financial condition, or cash flows.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

Our segment information for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three months		Nine months
	2017	2016	2017	2016
Revenues:
Supply Chain Management Group	$51,174	$51,152	$163,663	$152,080
Aviation Group	31,059	34,688	96,003	100,298
Federal Services Group	91,931	86,940	305,652	224,511
Total revenues	$174,164	$172,780	$565,318	$476,889

Operating income:
Supply Chain Management Group	$8,178	$8,749	$25,611	$26,600
Aviation Group	1,983	3,950	6,898	9,896
Federal Services Group	2,593	1,650	10,503	5,041
Corporate/unallocated expenses	(517)	(726)	(1,574)	(3,294)
Operating income	$12,237	$13,623	$41,438	$38,243

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Customer Information

Our revenue by customer is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
Customer	2017	%	2016	%	2017	%	2016	%
U.S. Postal Service	$43,833	25.2%	$44,433	25.7%	$136,261	24.1%	$135,025	28.3%

U.S. Navy	38,895	22.3%	43,424	25.1%	143,421	25.4%	109,884	23.0%
U.S. Army	45,717	26.3%	40,155	23.3%	150,217	26.6%	96,656	20.2%
U.S. Air Force	2,967	1.7%	757	0.4%	5,807	1.0%	2,614	0.6%
Total - DoD	87,579	50.3%	84,336	48.8%	299,445	53.0%	209,154	43.8%

Commercial aviation	30,637	17.6%	32,489	18.8%	94,706	16.8%	98,099	20.6%
Other commercial	2,833	1.6%	2,720	1.6%	9,270	1.6%	7,807	1.6%
Total - Commercial	33,470	19.2%	35,209	20.4%	103,976	18.4%	105,906	22.2%

Other civilian agencies	9,282	5.3%	8,802	5.1%	25,636	4.5%	26,804	5.7%

Total	$174,164	100%	$172,780	100%	$565,318	100%	$476,889	100%

(6) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2017 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2016	$63,190	$30,883	$104,549	$198,622

Balance as of September 30, 2017	$63,190	$30,883	$104,549	$198,622

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million and $12.0 million for the three and nine months ended September 30, 2017 and approximately $4.0 million and $12.1 million for the three and nine months ended September 30, 2016, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

Intangible assets were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2017
Contract and customer-related	$173,094	$(69,653)	$(1,025)	$102,416
Acquired technologies	12,400	(7,124)	—	5,276
Trade names	16,670	(9,449)	—	7,221
Total	$202,164	$(86,226)	$(1,025)	$114,913

December 31, 2016
Contract and customer-related	$173,094	$(59,799)	$(1,025)	$112,270
Acquired technologies	12,400	(6,278)	—	6,122
Trade names	16,670	(8,136)	—	8,534
Total	$202,164	$(74,213)	$(1,025)	$126,926

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2017	Fair Value December 31, 2016
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$367	$299
Interest rate swaps	Other current assets	Level 2	$218	$73

Non-COLI assets held in the deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. The fair value of the swap agreements was approximately $218 thousand and $73 thousand at September 30, 2017 and December 31, 2016, respectively. The offset, net of an income tax effect of approximately $84 thousand and $28 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of September 30, 2017 and December 31, 2016, respectively. The amounts paid and received on the swap agreements

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

(8) Income Taxes

Our effective tax rate was 36.6% and 36.4% for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

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

We are in the process of comparing our current revenue recognition policies to the requirements of the new standard for each of our revenue categories and evaluating the effect of adoption on our consolidated financial statements by assessing a selection of contracts. Based on the assessment we have completed thus far, we believe the primary impacts of adopting the new standard will be on (1) the timing of when we recognize revenue on our contracts with award fees, which is currently based on when we receive customer authorization will change to recognition of the award fees as the performance obligation is satisfied resulting in revenue being recognized earlier in the contract period, (2) the timing of when we recognize revenues and costs on MRO services for aviation clients and certain fixed price delivery contracts will change from the date of delivery to recognition over time as progress is made to satisfy the performance obligation, and (3) the pattern in which we recognize revenue on certain fixed price services contracts may change from a straight-line basis over the contract period to measuring progress using input measures, such as costs incurred. While we have identified these areas of change under the new standard, we are also identifying and implementing changes to our business processes, systems and controls to support adoption of the new standard in 2018. The new standard requires additional detailed disclosures regarding the company’s contracts with customers, including disclosure of remaining unsatisfied performance obligations, in the first quarter 2018 which we are continuing to assess. The new standard will be effective beginning January 1, 2018 and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. The cumulative catch-up adjustment that will be recorded through shareholders’ equity on January 1, 2018 is still being quantified. We will continue evaluating the impact of the standard on our contract portfolio through the date of adoption.

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

Beginning in 2017, our Federal Services Group includes our wholly owned subsidiaries Energetics Incorporated ("Energetics") and Akimeka, LLC ("Akimeka"). Energetics provides technical, policy, business, and management support in areas of energy modernization, clean and efficient energy, climate change mitigation, and infrastructure protection. Akimeka offers solutions in fields that include medical logistics, medical command and control, e-health, information assurance, public safety, enterprise architecture development, business continuity, program and portfolio management, network IT services, cloud managed services, systems design and integration, quality assurance services, and product and process improvement services. Energetics and Akimeka clients include various DoD and federal civilian agencies, including the United States Departments of Energy, Homeland Security, Commerce, Treasury, and Interior; the Social Security Administration; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Concentration of Revenues
(dollars in thousands)
	For the nine months ended September 30,
	2017		2016
Source of Revenue	Revenues	%	Revenues	%
USPS	$136,261	24	$135,025	28
FMS Program	130,306	23	95,258	20
Other	298,751	53	246,606	52
Total revenues	$565,318	100	$476,889	100

Management Outlook

Our sharpened focus on longer term growth in recent years has produced year over year increases in consolidated revenue through the third quarter of 2017. Our Federal Services Group has been the primary driver of our 2017 increases, and our Supply Chain Management Group has also contributed to the increase. We are pursuing initiatives in each of our groups to sustain our growth.

Revenue on our FMS Program for the first nine months of 2017 increased 37% year over year, resulting in part from the transfer of two frigates to Taiwan completed in March 2017, and from intensified marketing efforts to support FMS client countries. Revenue from our equipment sustainment, refurbishment, logistics support, and parts supply services for our U.S. Army clients also increased. Our contract funded backlog remains strong, which we believe should continue to benefit our DoD revenues. We are well positioned in our pursuit of opportunities to expand our services supporting our traditional government clients, and to capture new work for which our Federal Services Group can team with our Aviation Group to provide enhanced competencies to a wider range of government and international clients.

We have directed resources and management efforts to diversify and expand our Supply Chain Management Group operational capacity, market channels, and client base. It is notable that revenue growth for this group has been provided by growth of parts sales to the DoD and increased supply chain and inventory management support for commercial vehicle fleets. Parts sales to DoD and other government agencies have increased 83% and revenue from commercial customers has increased 25% on a year to date basis through the third quarter of 2017. Through our direct marketing efforts, we are capturing and on-boarding new commercial customers at an accelerated pace. Our commercial client base now includes companies in food distribution, oil field services, waste management, linen and uniform, commercial long haul shipping, bus transportation, and other clients that have vehicle fleets required to meet mission critical delivery or service schedules. We are also capturing new customers and increasing revenue using e-commerce solutions. We are in the beginning stages in our relationship with many of these new clients, and we look forward to further developing these relationships and adding new clients to grow our revenues from commercial markets.

We continue to closely monitor the USPS delivery vehicle procurement efforts and are positioning ourselves to support both newly procured vehicles as they are placed in service and old vehicles that remain in service. Overall, USPS buying levels of parts and services provided by our Supply Chain Management Group to support the current vehicle fleet have been steady. While we cannot predict with certainty the impact of the USPS new delivery vehicle deployment on our future revenues, we believe that our years of service and knowledge of this client’s needs strategically position us to continue to serve as a key strategic vehicle fleet sustainment partner. We will remain agile and support this client during its complex vehicle procurement initiative.

Our Aviation Group is pursuing multiple opportunities to promote future revenue growth. This includes teaming with our Federal Services Group to provide aviation related logistics, material sourcing, and maintenance, repair and overhaul (“MRO”) support to our U.S. and international government client base, and extending our gas turbine MRO competency to maritime applications. We are pursuing new aviation supply chain and distribution agreements with key original equipment manufacturers and adding new MRO engine programs to our offerings. We are expanding our geographic distribution footprint and strengthening our international business development efforts through key strategic relationships and hiring initiatives.

We have reduced our bank debt during the second and third quarters of 2017 by approximately $35 million and our leverage ratio has declined. We anticipate further progress in this regard as we go forward.

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

A summary of our bookings and revenues for our Federal Services Group for the nine months ended September 30, 2017 and 2016, and funded contract backlog as of September 30, 2017 and 2016 was as follows (in millions):

	2017	2016
Bookings	$398	$405
Revenues	$306	$225
Funded Contract Backlog	$403	$400

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

Revenue by Contract Type

Federal government contract work is performed by our Federal Services Group under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (dollars in thousands):

	Nine months ended September 30,
Contract Type	2017	%	2016	%
Cost-type	$163,275	29	$122,892	26
Fixed-price	72,941	13	52,895	11
Time and materials	69,436	12	48,724	10
Total Federal Services revenues	305,652	54	224,511	47
Supply Chain Management and Aviation revenues	259,666	46	252,378	53
Total revenues	$565,318	100	$476,889	100

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. We estimate the fair value of our reporting units using a weighting of fair values derived from the income approach, market approach, and comparative transactions approach with the heaviest weighting placed on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.

In the fourth quarter of 2016, we performed our annual goodwill impairment analysis for each of our reporting units with goodwill. The results of the impairment analysis indicated that our reporting units had fair values substantially in excess of their carrying values with the exception of our Akimeka and VSE Aviation reporting units.

The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 7% as of our 2016 annual goodwill impairment analysis. Akimeka had experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. Based on these circumstances and Akimeka's revenues and operating income for the first nine months of 2017, we performed an interim goodwill impairment during the third quarter. The result of this impairment analysis shows that Akimeka’s fair value exceeded its carrying value by approximately 12%. Based on the results of our analysis, our assessment is that we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the weighted average cost of capital used in the income approach or decreases in the market multiples used in the market approach. The carrying value of Akimeka as of September 30, 2017 included goodwill of approximately $29.8 million.

The fair value of our VSE Aviation reporting unit, within our Aviation Group, exceeded its carrying value by approximately 10% as of our 2016 annual goodwill impairment analysis. While there has not been a significant contract or customer loss, VSE Aviation’s revenue and operating income for the first nine months of 2017 did not meet our cash flow projections utilized in our 2016 annual impairment analysis. This decrease was primarily related to a decreased demand for new parts and slower than anticipated development of new business opportunities. We believe that these conditions are temporary and that the overall outlook for our Aviation business remains consistent with our long-term projections. However, based on the current operating performance, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value could be adversely affected by other market factors such as an increase in the weighted average cost of capital used in the income approach or decreases in the market multiples used in the market approach. The carrying value of our VSE Aviation reporting unit included goodwill of approximately $104.5 million as of September 30, 2017.

As of September 30, 2017, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2017	2016	2017	2016	Months	Months
Revenues	$174,164	$172,780	$565,318	$476,889	$1,384	$88,429
Costs and operating expenses	161,927	159,157	523,880	438,646	2,770	85,234
Operating income	12,237	13,623	41,438	38,243	(1,386)	3,195
Interest expense, net	2,347	2,509	7,158	7,406	(162)	(248)
Income before income taxes	9,890	11,114	34,280	30,837	(1,224)	3,443
Provision for income taxes	3,251	4,026	12,541	11,228	(775)	1,313
Net income	$6,639	$7,088	$21,739	$19,609	$(449)	$2,130

Our revenues increased approximately $1 million or 1%, for the third quarter of 2017, and approximately $88 million or 19% for the first nine months of 2017, as compared to the same periods of 2016. Revenues from our Federal Services Group increased for the third quarter and for the first nine months. Revenues from our Supply Chain Management Group were substantially unchanged for the third quarter and increased for the first nine months. Revenues from our Aviation Group decreased for the third quarter and for the first nine months.

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

Our costs and operating expenses increased approximately $3 million or 2% for the third quarter of 2017, and approximately $85 million or 19% for the first nine months of 2017, as compared to the same periods of 2016. Costs and operating expenses for our Federal Services and Supply Chain Management groups increased for the third quarter and for the first nine months. Costs and operating expenses for our Aviation Group decreased for the third quarter and for the first nine months.

Our operating income decreased approximately $1 million or 10% for the third quarter of 2017, and increased approximately $3 million or 8% for the first nine months of 2017, as compared to the same periods of 2016. Operating income from our Federal Services Group increased for the third quarter and for the first nine months of 2017. Operating income from our Supply Chain Management and Aviation groups decreased for the third quarter and for the first nine months of 2017.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $248 thousand for the first nine months of 2017, as compared to the same period of 2016, due primarily to a decrease in our average level of bank borrowing in 2017. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this capital lease in the first nine months of 2017 was approximately $1.1 million, as compared to $1.2 million for the same period of 2016.

Our effective tax rate was 36.6% and 36.4% for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2017	2016	2017	2016	Months	Months
Revenues	$51,174	$51,152	$163,663	$152,080	$22	$11,583
Costs and operating expenses	42,996	42,403	138,052	125,480	593	12,572
Operating income	$8,178	$8,749	$25,611	$26,600	$(571)	$(989)
Profit percentage	16.0%	17.1%	15.6%	17.5%

Revenues for our Supply Chain Management Group remained substantially unchanged for the third quarter of 2017 and increased approximately $11.6 million or 8% for the nine months ended September 30, 2017, as compared to the same periods of 2016. Revenues from sales to the USPS decreased approximately $600 thousand for the third quarter and increased approximately $1.2 million for the nine months. Revenues from sales to other customers, including sales to government and commercial customers, increased approximately $638 thousand or 10% for the third quarter and approximately $10.3 million or 60% for the nine months. Costs and operating expenses increased by approximately $593 thousand or 1% for the third quarter and approximately $12.6 million or 10% for the first nine months, primarily due to the increase in revenues.

Operating income decreased by approximately $571 thousand or 7% for the third quarter of 2017 and decreased approximately $989 thousand or 4% for the first nine months of 2017. Lower margins were attributable to increased competition for our USPS vehicle parts sales and to lower margins typically associated with DoD sales.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2017	2016	2017	2016	Months	Months
Revenues	$31,059	$34,688	$96,003	$100,298	$(3,629)	$(4,295)
Costs and operating expenses	29,076	30,738	89,105	90,402	(1,662)	(1,297)
Operating income	$1,983	$3,950	$6,898	$9,896	$(1,967)	$(2,998)
Profit percentage	6.4%	11.4%	7.2%	9.9%

Revenues for our Aviation Group decreased approximately $3.6 million or 10% for the third quarter of 2017 and decreased approximately $4.3 million or 4% for the nine months ended September 30, 2017, as compared to the same periods of 2016. Revenues were adversely affected by a decrease in the demand in our parts distribution businesses.

Costs and operating expenses decreased by approximately $1.7 million or 5% for the third quarter of 2017 and decreased approximately $1.3 million or 1% for the first nine months of 2017, primarily due to the decrease in revenues. For the first nine months of 2016, costs and operating expenses were reduced by approximately $1.3 million for a valuation adjustment to the accrued earn-out obligation associated with the acquisition of our aviation businesses and were increased by approximately $300 thousand due to expense associated with a settlement agreement.

Our operating income decreased approximately $2 million or 50% for the third quarter of 2017, and approximately $3 million or 30% for the first nine months of 2017, as compared to the same periods of 2016. Factors affecting the change in our operating income for the third quarter included a decrease in the demand in our parts distribution businesses and decreases in operating income from engine MRO services. Factors affecting the change in our operating income for the first nine months included a decrease in the demand in our parts distribution businesses, an increase in operating income from engine MRO services and engine accessories services, and the adjustments to 2016 operating income for the earn-out obligation valuation adjustment and the settlement agreement expense mentioned above.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2017	2016	2017	2016	Months	Months
Revenues	$91,931	$86,940	$305,652	$224,511	$4,991	$81,141
Costs and operating expenses	89,338	85,290	295,149	219,470	4,048	75,679
Operating Income	$2,593	$1,650	$10,503	$5,041	$943	$5,462
Profit percentage	2.8%	1.9%	3.4%	2.2%

Revenues for our Federal Services Group increased approximately $5.0 million or 6% for the third quarter of 2017 and approximately $81.1 million or 36% for the nine months ended September 30, 2017, as compared to the same periods of 2016. Items affecting our third quarter revenue on a year to year comparative basis include a net increase in revenues of approximately $7 million on various U. S. Army contracts, a decrease of approximately $6 million in revenues on our FMS Program, and changes in the level of work on other program efforts. Items affecting our first nine months revenue on a year to year comparative basis include an increase of approximately $35 million in revenues on our FMS Program, increased revenues of approximately $24 million due to the start of our RRAD ERS Program in the second quarter of 2016, and changes in the level of work on other program efforts.

Costs and operating expenses increased approximately $4 million or 5% for the third quarter of 2017 and approximately $75.7 million or 34% for the first nine months of 2017, as compared to the same periods of 2016. The increases in costs and operating expenses are primarily attributable to the increased level of work associated with our revenue increases.

Operating income increased by approximately $943 thousand or 57% for the third quarter of 2017 and approximately $5 million or 108% for the first nine months of 2017, compared to the same periods of 2016. The increases in operating income resulted primarily from an increase of award fees earned on our FMS Program of approximately $2.3 million for the first nine months; from an improvement in profit margins on vehicle and equipment refurbishment, maintenance, and sustainment work supporting various U.S. Army and Army Reserve programs; and from increases in revenues. Award fee evaluations on our FMS program occur three times per year. We typically recognize award fee revenue and income on this program in the first, second, and fourth quarters each year. Operating income was adversely affected by a contract related loss of approximately $1.2 million for the third quarter and approximately $1.6 million for the first nine months of 2017. We expect no further loss on this contract prior to its expected completion in the fourth quarter of 2017.

Financial Condition

There has been no material adverse change in our financial condition in the first nine months of 2017. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $44 thousand during the first nine months of 2017.

Cash provided by operating activities increased approximately $11.1 million in the first nine months of 2017 as compared to the first nine months of 2016. The change is primarily attributable to an increase of approximately $6.3 million due to changes in the levels of operating assets and liabilities, an increase of approximately $2.7 million in non-cash operating activities, and an increase of approximately $2.1 million in cash provided by net income.

A significant portion of our accounts payable decreases in the first nine months of 2017 resulted from payments for inventory purchases made by our Aviation Group and subcontractor work performed on our FMS program in 2016. Our levels of inventory, accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations.

Cash used in investing activities decreased approximately $3.7 million in the first nine months of 2017 as compared to the first nine months of 2016. Cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities increased approximately $14.6 million in the first nine months of 2017 as compared to the first nine months of 2016. Cash used in financing activities in 2017 consisted primarily of bank borrowing repayments and payment of dividends. Cash used in financing activities in 2016 consisted primarily of earn-out obligation payments associated with the acquisition of our aviation businesses and payment of dividends.

We paid cash dividends totaling approximately $2.1 million or $0.19 per share in the first nine months of 2017. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The termination date of the loan agreement is January 2020. This agreement was implemented in January 2015 concurrent with the acquisition of our aviation businesses. Our outstanding debt of approximately $180.8 million as of September 30, 2017 was net of unamortized deferred financing costs of approximately $1.3 million.

The term loan requires quarterly installment payments. Our required term loan payments after September 30, 2017 are approximately $5.6 million in 2017, $28.1 million in 2018, $30.0 million in 2019, and $36.3 million in 2020. The amount of term loan borrowings outstanding as of September 30, 2017 was $100 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of September 30, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $82.1 million in revolving loan amounts outstanding and no letters of credit outstanding as of September 30, 2017. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $75 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2017, the LIBOR base margin was 2.00% and the base rate base margin was 0.75%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed compliant interest rate hedges in February 2015. As of September 30, 2017, the effective interest rate on our hedged debt was 3.25% and interest rates on portions of our outstanding unhedged debt ranged from 3.24% to 5.00%. The effective interest rate on our aggregate outstanding debt was 3.36%.

Our loan agreement contains collateral requirements to secure our loan obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at September 30, 2017.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.00 to 1	2.19 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	1.99 to 1

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

Disclosures About Market Risk

Interest Rates

Our bank loan agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. The resulting fixed rates on this portion of our debt have given us protection against interest rate increases.

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. As of September 30, 2017, the amount of the term loan swap was $60 million and with the term loan swap in place, we pay an effective interest rate of 1.25% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. As of September 30, 2017, with the revolving loan swap in place, we pay an effective rate of 1.25% plus our base margin.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

In 2012, the estates of five deceased individuals and their relatives filed complaints in a state court in Hawaii against VSE and other entities and individuals for unspecified damages, alleging that the explosion of fireworks and diesel fuel that killed the five individuals in April 2011 was caused by negligence of VSE and the other defendants. The five deceased plaintiffs were employees of a vendor retained by VSE to dispose of fireworks and other explosives seized by the federal government. In September 2017, VSE together with its insurance carriers, agreed in principle with all of the plaintiffs to settle this litigation. The settlement documents are being finalized and the settlement will be fully funded by VSE’s insurers, resulting in no material adverse effect on our results of operations, financial condition, or cash flows.

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

VSE CORPORATION
Date:	October 27, 2017	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer

Date:	October 27, 2017	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)