Form 10-K
period 2017-12-31
VSE CORP
filed 2018-03-07
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017       Commission File Number:  0‑3676

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

The aggregate market value of outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2017, was approximately $384 million based on the last reported sales price of the registrant's common stock on The NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of February 27, 2018: 10,849,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for the Annual Meeting of Stockholders expected to be held on April 30, 2018, are incorporated herein by reference into Part III of this report.

Forward Looking Statements

This Annual Report on Form 10-K ("Form 10-K") contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual VSE Corporation ("VSE," the "Company," "us," "our," or "we") results to differ materially from those anticipated in the forward looking statements contained in this filing, see below VSE's "Narrative Description of Business" (Items 1, 1A, 2 and 3), and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward looking statements to reflect events or circumstances that occur or arise after the date hereof. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q filed by the Company subsequent to this Form 10-K and any Current Reports on Form 8-K filed by the Company.

PART I

ITEM 1. Business

(a) General Background

We are a diversified services and supply chain management company that assists our clients in sustaining, extending the service life, and improving the performance of their transportation equipment, and other assets and systems. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), federal civilian agencies, and commercial and other customers. Our largest customers are the DoD and the USPS. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair, and overhaul (“MRO”) services for vehicle fleet, aviation, and other clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

VSE was incorporated in Delaware in 1959 and the parent company serves as a centralized managing and consolidating entity for our operating groups, each of which consists of one or more wholly owned subsidiaries or unincorporated divisions that perform our services. VSE’s operating groups include our Supply Chain Management Group, Aviation Group, and Federal Services Group. The term "VSE" or "Company" means VSE and its subsidiaries and divisions unless the context indicates operations of only VSE as the parent company.

(b) Financial Information

Our operations are conducted within three reportable segments aligned with our operating groups: (1) Supply Chain Management, which generated approximately 28.2% of our revenues in 2017; (2) Aviation, which generated approximately 17.7% of our revenues in 2017; and (3) Federal Services, which generated approximately 54.1% of our revenues in 2017. Additional financial information for our reportable segments appears in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8 "Financial Statements and Supplementary Data” of this Form 10-K.

(c) Description of Business

Products and Services

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

Typical offerings include supply chain and inventory management services; vehicle fleet sustainment programs; vehicle fleet parts supply and distribution; MRO of aircraft engines and engine components; aircraft engine parts supply and distribution; engineering support for military vehicles; military equipment refurbishment and modification; ship MRO and follow-on technical support; logistics management support; machinery condition analysis; specification preparation for ship alterations; ship’s force crew training; life cycle support for ships; ship communication systems; energy conservation, energy efficiency, sustainable energy supply, and electric power grid modernization projects; technology road-mapping; IT enterprise architecture development, information assurance/business continuity, security risk management, and network services; medical logistics; and medical command and control. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information regarding our business.

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

Our Federal Services Group revenues result primarily from cost plus fixed fee, cost plus award fee, time and materials, or fixed-price contracts with the government. Revenues result from work performed on these contracts by our own employees, from work performed by our subcontractors, and from costs of materials used in performing the work. Revenues on cost‑type contracts are recorded as allowable costs are incurred and fees are earned. Revenues for time and materials contracts are recorded on the basis of allowable labor hours worked multiplied by the contract defined billing rates, plus the cost of materials used in performance on the contract. Profits or losses on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services. Revenue recognition methods on fixed-price contracts vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed, typically ratably over the service period. Revenues on fixed-price contracts that require delivery of specific items are recorded based on a price per unit as units are delivered.

The USPS, U.S. Navy, and U.S. Army are our largest customers. Our customers also include various other government and commercial entities.

	Revenues by Customer (dollars in thousands) Years ended December 31,
Customer	2017	%	2016	%	2015	%
U.S. Postal Service	$180,205	23.7	$181,215	26.2	$184,876	34.6

U.S. Navy	206,644	27.2	190,155	27.5	98,887	18.5
U.S. Army	188,462	24.8	139,764	20.2	80,086	15.0
U.S. Air Force	7,123	0.9	3,482	0.5	3,558	0.7
Total - DoD	402,229	52.9	333,401	48.2	182,531	34.2

Commercial Aviation	126,960	16.7	131,067	19.0	119,729	22.4
Other Commercial	12,498	1.7	10,721	1.5	4,653	0.9
Total - Commercial	139,458	18.4	141,788	20.5	124,382	23.3

Other Civilian Agencies	38,221	5.0	35,386	5.1	42,193	7.9

Total	$760,113	100.0	$691,790	100.0	$533,982	100.0

Backlog

Funded backlog represents a measure of potential future revenues from work performed by our Federal Services Group on government contracts. Funded backlog is defined by us as the total value of contracts that has been appropriated and funded by the procuring agencies, less the amount of revenues that have already been recognized on such contracts. Our reported backlog is comprised of funding received by us in incremental amounts for work that is generally expected to be completed within six to 12 months following the award of the funding. Our funded backlog for our Federal Services Group as of December 31, 2017, was approximately $324 million and as of December 31, 2016 and 2015 it was approximately $322 million and $238 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process. Delays in this process may temporarily diminish the availability of funds for ongoing and planned work.

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

Personnel

Our employees have a variety of specialized experience, training, and skills that provide the expertise required to service our clients. Some have high levels of education. As of December 31, 2017, we had 2,306 employees, a decrease from 2,523 as of December 31, 2016. Principal employee categories include (a) mechanics and vehicle, aircraft, and equipment technicians, (b) logisticians, (c) warehouse and sales personnel, (d) engineers and technicians in mechanical, electronic, industrial, energy and environmental services, and (e) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines. The expertise required by our customers frequently includes knowledge of government regulations and procedures.

We actively seek initiatives and participate in outreach programs to assist individuals who have served in the U.S. Armed Forces. These efforts include an emphasis on hiring military veterans, which we believe enhances the quality of our workforce. Approximately 30% of our employees have previously served as members in the U.S. Armed Forces.

Competition

The supply chain, logistics, and MRO services offered by our Supply Chain Management and Aviation groups and the federally contracted professional and technical services offered by our Federal Services Group are conducted in very competitive operating environments.

The vehicle parts aftermarket and aviation parts and servicing markets are fragmented, with many large and small competitors that compete for our customer base.

Large diversified federal contracting firms with greater financial resources and larger technical staffs are capable of providing the same services offered by us. Government agencies emphasize awarding contracts on a competitive basis as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which we currently perform services were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. There is no assurance regarding the level of work we may obtain under some of these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A reallocation of government spending priorities or reallocation of work for small business set-aside programs that results in lower levels of potential business in the markets we serve or the services we offer will cause increased competition.

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

Pressure on government budgets may adversely affect the flow of work to federal contractors, particularly new programs. Competitor contractors that experience a loss of government work have tended to redirect their marketing efforts toward the types of work that we perform. This increase in competition for our service offerings has adversely affected our ability to win new work or successor contracts to continue work that is currently performed by us under expiring contracts. Unsuccessful bidders frequently protest contract awards, which can delay or reverse the contract awards. Additionally, the government has frequently used contract award criteria that emphasizes lowest price, technically acceptable bids, which further intensifies competition in our government markets.

Certain programs comprise a material portion of our revenue. Our work on large government programs presents a risk to revenue growth and sustainability and profit margins.

The eventual expiration of large government programs or the loss of or disruption of revenues on a single contract may reduce our revenues and profits. Such revenue losses could also erode profits on our remaining programs that would have to absorb a larger portion of the fixed corporate costs previously allocated to the expiring programs or discontinued contract work. Our USPS managed inventory program (“MIP”) and our foreign military sales program with the U.S. Navy (“FMS Program”) each constitute a material portion of our revenues. This concentration of our revenue subjects us to risk of material adverse revenue disruptions if customer operational decisions, government contractual, or other issues prevent or delay the fulfillment of work requirements associated with these key programs. In recent years, revenue levels for our FMS Program have fluctuated widely enough to cause material changes in our overall revenue levels and affect our profit margins. Similarly, variations in volume and types of parts purchased by the USPS in recent years have caused changes in our profit margins.

The USPS has initiated a fleet replacement program for a next generation of the delivery vehicle fleet. The timing of both the roll out of a new fleet and the retirement of the current vehicles and their decision on how many of such vehicles will remain in the fleet could potentially have a significant affect on our future revenues and profits.

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

Our work includes many manual tasks, including warehousing, shipping and packing of truck parts inventory, maintaining and repairing military and non-military vehicles and equipment, and maintaining and overhauling U.S. Navy ships. We also repair engines and engine accessories for general aviation jet aircraft. Some of our work efforts involve the handling of hazardous materials. These services may pose certain challenges that could cause us to be exposed to legal and other liabilities arising from performance issues, work related incidents, or employee misconduct that result in damages, injury or death to third parties. Such events could cause us to suffer financial losses and adversely affect our financial condition. (See Item 3. "Legal Proceedings” below.)

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

The acquisition of a business that subsequently does not meet expected operating and financial performance targets, the ineffective integration of an acquisition, our inability to service debt associated with an acquisition, or the failure to timely complete an acquisition could adversely affect our financial performance.

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

The aviation industry is highly regulated by the U.S. Federal Aviation Administration ("FAA") and similar regulatory agencies in other countries. Aviation engines and engine components that we sell must meet certain airworthiness standards established by the FAA or the equivalent agencies in certain other countries. We also operate repair facilities that are licensed by the FAA and equivalent agencies of certain other countries to perform such services. New and more stringent regulations may be adopted in the future that could have an adverse effect on us.

Our business could be adversely affected by government audits or investigations.

Government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The government also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed and any such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made. Performance of international work can expose us to risks associated with the Foreign Corrupt Practices Act and Export Control Act compliance.

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

We own facilities located in an industrial park in Somerset, Pennsylvania that we use to conduct the operations of our Supply Chain Management Group. These properties consist of approximately 30 acres of land and buildings totaling approximately 271,000 square feet of office, engineering, and warehouse space.

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

We also provide services and products from facilities generally occupied under short-term leases primarily located near customer sites to facilitate communications and enhance program performance. As of December 31, 2017, we leased approximately 19 such facilities with a total of approximately 319,000 square feet of office, shop, and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from locations outside of the United States, generally at foreign shipyards or U.S. military installations.

ITEM 3. Legal Proceedings

Hawaii Litigation

In 2012, the estates of five deceased individuals and their relatives filed complaints in a state court in Hawaii against VSE and other entities and individuals for unspecified damages, alleging that the explosion of fireworks and diesel fuel that killed the five individuals in April 2011 was caused by negligence of VSE and the other defendants. The five deceased plaintiffs were employees of a vendor retained by VSE to dispose of fireworks and other explosives seized by the federal government. Together with our insurance carriers, we settled this matter with all plaintiffs in 2017, resulting in no material adverse effect on our results of operations, financial condition, or cash flows.

Aviation Litigation

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against VSE subsidiaries, Kansas Aviation of Independence, L.L.C. and Prime Turbines LLC, and three other unrelated defendants. Since the lawsuit was filed, five other plaintiffs have joined the lawsuit. The other named defendants are Pratt & Whitney of Canada Corporation, Cessna Aircraft Company and Woodward Inc. The plaintiffs allege that on April 1, 2016, a plane crashed resulting in the death of three plaintiffs and serious injuries to six other plaintiffs and that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane engine prior to the crash. Plaintiffs are seeking monetary relief over $1.0 million from the defendants. The trial is scheduled for November 2018. VSE together with its insurance carrier, will aggressively defend the proceedings. While the results of legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated, we believe that the likelihood of this lawsuit having a material adverse effect on our results of operation, financial condition, or cash flows is remote.

In addition to the above-referenced Aviation Litigation, we may have certain claims in the normal course of business, including legal proceedings, against us and against other parties. In our opinion, the resolution of these other claims will not have a material adverse effect on our results of operations, financial position, or cash flows. However, because the results of any legal proceedings cannot be predicted with certainty, the amount of loss, if any, cannot be reasonably estimated.

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

Name	Age	Position with Registrant
Joseph R. Brown	61	President, Federal Services Group
Maurice A. Gauthier	70	Director, Chief Executive Officer, President and Chief Operating Officer
Paul W. Goffredi	60	President, VSE's subsidiary VSE Aviation, Inc.
Thomas M. Kiernan	50	Vice President, General Counsel and Secretary
Thomas R. Loftus	62	Executive Vice President and Chief Financial Officer
Chad Wheeler	43	President, VSE's subsidiary Wheeler Bros., Inc.

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

Quarter Ended	High	Low	Dividends
2016:
March 31	$35.60	$26.38	$0.055
June 30	35.98	30.86	0.060
September 30	38.23	29.94	0.060
December 31	42.69	26.16	0.060
For the Year	$42.69	$26.16	$0.235

2017:
March 31	$42.18	$34.98	$0.060
June 30	45.93	38.90	0.070
September 30	58.70	41.95	0.070
December 31	59.90	45.12	0.070
For the Year	$59.90	$34.98	$0.270

(b)Holders

As of February 1, 2018, VSE common stock, par value $0.05 per share, was held by approximately 241 stockholders of record. The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

(c)Dividends

Pursuant to our bank loan agreement (see Note 7, Debt, of "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K), the payment of cash dividends is subject to annual rate restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

(d)Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, VSE did not sell any of its equity securities that were not registered under the Securities Act of 1933, as amended. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Exchange Act Rule 10b-18 (a)(3)) other than 12,473 shares of our restricted common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan to cover their personal tax liability for restricted stock awards.

(e)Equity Compensation Plan Information

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors: (i) the VSE Corporation 2004 Non-Employee Directors Stock Plan and (ii) the VSE Corporation 2006 Restricted Stock Plan.

As of December 31, 2017, 132,357 shares of VSE common stock were available for future issuance under the VSE Corporation 2004 Non-Employee Directors Stock Plan and 436,532 shares of VSE common stock were available for future issuance under the VSE Corporation 2006 Restricted Stock Plan.

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

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Performance Graph Table

	2012	2013	2014	2015	2016	2017
VSE	100	197.84	273.38	259.75	326.82	410.02
NASDAQ Composite	100	141.63	162.09	173.33	187.19	242.29
Peer Group	100	152.19	158.10	173.87	190.30	211.15

ITEM 6. Selected Financial Data

(in thousands, except per share data)

	Years ended December 31,
	2017	2016	2015	2014	2013

Revenues	$760,113	$691,790	$533,982	$424,071	$471,638

Income from continuing operations	$39,096	$26,793	$24,918	$20,489	$23,990
Loss from discontinued operations	—	—	—	(1,124)	(1,138)
Net income	$39,096	$26,793	$24,918	$19,365	$22,852

Basic earnings per share:
Income from continuing operations	$3.61	$2.48	$2.32	$1.91	$2.25
Loss from discontinued operations	—	—	—	(0.10)	(0.11)
Net income	$3.61	$2.48	$2.32	$1.81	$2.14

Diluted earnings per share:
Income from continuing operations	$3.60	$2.47	$2.31	$1.91	$2.25
Loss from discontinued operations	—	—	—	(0.10)	(0.11)
Net income	$3.60	$2.47	$2.31	$1.81	$2.14

Cash dividends per common share	$0.270	$0.235	$0.215	$0.195	$0.175

	As of December 31,
	2017	2016	2015	2014	2013

Working capital	$134,563	$110,021	$100,780	$33,037	$46,828

Total assets	$629,013	$661,839	$617,354	$353,430	$380,077

Long-term debt	$165,614	$193,621	$215,243	$23,483	$64,221

Long-term lease obligations	$20,581	$21,959	$23,251	$24,584	$25,721

Stockholders' equity	$293,095	$255,194	$229,309	$205,489	$186,803

This consolidated summary of selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K and with the Consolidated Financial Statements and related Notes included in Item 8 of this Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of VSE's future results of operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Customers and Services

We are a diversified services and supply chain management company that assists our clients in sustaining, extending the service life, and improving the performance of their transportation equipment, and other assets and systems. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS") and federal civilian agencies, and to commercial and other customers. Our largest customers are the DoD and the USPS. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair, and overhaul (“MRO”) services for vehicle fleet, aviation, and other clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services. See Item 1 “Business - Revenues and Contracts” above for revenues by customer.

Organization and Segments

Our operations are conducted within three reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Aviation; and 3) Federal Services. Beginning in 2017, we have combined our former IT, Energy and Management Consulting Group with our Federal Services Group.

Supply Chain Management Group - Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. Operations of this group are conducted by our wholly owned subsidiary Wheeler Bros., Inc., which supports the USPS, commercial truck fleets, and DoD with fleet management and sustainment solutions, and managed inventory services. The primary revenue source for this group is the USPS Managed Inventory Program ("MIP") that supplies vehicle parts and mission critical supply chain support for the USPS vehicle fleet.

Aviation Group - Our Aviation Group provides parts supply and distribution, supply chain solutions, and MRO services for general aviation jet aircraft engines and engine accessories. This group offers a range of complimentary services and supplies to a diversified client base of corporate and private aircraft owners, regional airlines, aviation manufacturers, aviation MRO providers, cargo transporters, and agricultural clients.

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries, our Red River Army Depot Equipment Related Services Program (“RRAD ERS”) providing on-site logistics support for Red River Army Depot at Texarkana, Texas, our Fort Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia, and our U.S. Army Reserve vehicle refurbishment program and various vehicle and equipment refurbishment, maintenance and sustainment programs for U.S. Army commands.

Our Federal Services Group also provides energy and environmental consulting services and IT solutions and services with a focus on medical and health related fields for various DoD and federal civilian agencies, including the United States Departments of Energy; the Social Security Administration; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Concentration of Revenues

	(in thousands) Years ended December 31,
Source of Revenues	2017	%	2016	%	2015	%
USPS	$180,205	24	$181,215	26	$184,876	35
FMS Program	185,556	24	169,754	25	76,476	14
Other	394,352	52	340,821	49	272,630	51
Total Revenues	$760,113	100	$691,790	100	$533,982	100

Management Outlook

We saw revenue growth in 2017 of 10% over 2016 revenues, which was up 30% over 2015 revenues. The improvement in our revenues were again led by our Federal Services Group for which revenues increased by 16%. Increased revenues from our Supply Chain Management Group also contributed to our revenue growth in 2017. We are pursuing initiatives in each of our groups to sustain our growth.

Our 2017 Federal Services Group revenues increase resulted primarily from a full year of performance on our RRAD ERS Program as compared to a partial year of performance in its 2016 start-up year. Various smaller programs also contributed to revenue increases in this group. Our FMS Program remains the largest contributor to our Federal Services Group revenues and FMS Program revenues increased 9% over 2016. Our Federal Services Group revenues were supported by contract funding awards exceeding $400 million and funded contract backlog exceeding $300 million for the second consecutive year. However, funding activity has been clouded by federal government budget uncertainties in the fourth quarter of 2017 and early 2018. We are well positioned in our pursuit of opportunities to expand our services supporting our traditional government clients, and to capture new work for which our Federal Services Group can team with our Aviation Group to provide enhanced competencies to a wider range of government and international clients. Additionally, we have developed strong international business relationships through our decades of work with foreign client countries. We are extending these relationships to market our services to several international clients.

Our vehicle parts supply and inventory management support for the USPS delivery vehicle fleet continues to provide steady revenues while increases in parts sales and supply chain and inventory management support services to our DoD and commercial clients have provided revenue growth in our Supply Chain Management Group. Sales from the Supply Chain Management Group to DoD increased 51% and revenue from commercial customers increased 25% in 2017 from the prior year. Our investment in resources and management efforts to diversify and expand our operational capacity, market channels, and client base has resulted in the capture and on-boarding of new commercial customers in 2017. Our commercial client base now includes companies in food distribution, oil field services, waste management, linen and uniform, commercial long haul shipping, bus transportation, and other clients that have vehicle fleets required to meet mission critical delivery or service schedules. We are also capturing new customers and increasing revenue using e-commerce solutions. We are in the beginning stages in our relationship with many of these new clients, and we look forward to further developing these relationships and adding new clients to grow our revenues from commercial markets.

We continue to closely monitor the USPS delivery vehicle procurement efforts and are positioning ourselves to support both newly procured vehicles as they are placed in service and aging vehicles that remain in service. While it will likely be several years before the planned custom next-generation delivery vehicle is placed in service in significant numbers, the USPS has begun some shorter term annual vehicle acquisitions through the procurement of commercial of-the-shelf ("COTS") mass-market vehicles and the retirement of some of its aging COTS vehicles. While we cannot predict with certainty the impact of the USPS delivery vehicle procurement and retirement transition cycle on our future revenues, we believe that our years of service and knowledge of this client’s needs strategically position us to continue to serve as a key vehicle fleet sustainment partner. We will remain agile and support this client during its complex vehicle transition initiatives.

We look forward to achieving results from our revenue enhancement initiatives in our Aviation Group in 2018. In conjunction with our Federal Services Group, we began extending our gas turbine MRO competency to maritime applications in 2017 and we are pursuing additional opportunities for this competency. We have also opened a Singapore office and signed an agreement with a key original equipment manufacturer that provides us the opportunity to expand our geographic distribution footprint and extend both current and new product lines to new markets. Revenues and operating income for our Aviation Group may experience fluctuations due to market demand and the mix of products sold.

Public Law No. 115-97, enacted upon passage of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017, resulted in a one-time reduction in our deferred tax liabilities that lowered our provision for income taxes and correspondingly increased our net income by approximately $10.6 million for 2017. This was a non-cash event for 2017 as a result of the Tax Act lowering the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

Entering 2018, we have settled the Hawaii Litigation, as discussed in Item 3. "Legal Proceedings" above, with no material adverse effect on our results of operations, financial condition, or cash flows.

We reduced our bank debt during 2017 by approximately $43 million and our leverage ratio has declined. In January 2018 we amended our bank loan agreement to extend the maturity date on our bank debt and increase the borrowing commitments. This strengthens our balance sheet, enhances our liquidity, and positions us to better support our current business and strategic efforts.

Bookings and Funded Backlog

Revenues for government contract work performed by our Federal Services Group depend on contract funding (“bookings”), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

A summary of our bookings and revenues for our Federal Services Group for the years ended December 31, 2017, 2016 and 2015, and funded contract backlog for this group as of December 31, 2017, 2016 and 2015 is as follows (in millions):

	2017	2016	2015
Bookings	$430	$458	$281
Revenues	$411	$353	$217
Funded Backlog	$324	$322	$238

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

Substantially all of our Supply Chain Management Group revenues result from the sale of vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the customer takes ownership of the parts. Sales returns and allowances are not significant.

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title or risk of loss transfers to the customer. Sales returns and allowances are not significant.

Substantially all of our Federal Services Group work is performed for our customers on a contract basis. The three primary types of contracts used are cost-type, fixed-price and time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Our FMS Program contract is a cost plus award fee contract. This contract has terms that specify award fee payments that are determined by performance and level of contract activity. Award fees are made during the year through a contract modification authorizing the award fee that is issued subsequent to the period in which the work is performed. Award fee evaluations occur three times per year and in 2017 and prior years we recognized award fee revenue and income in the period we received contractual notification of the award when the fees became fixed or determinable. We recognized award fee revenue and income in 2017 from three award fee notifications.

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

A summary of revenues for our operating groups, including a summary by contract type for our Federal Services Group, for the years ended December 31 is presented below (in thousands).

Contract Type	2017 Revenues	%	2016 Revenues	%	2015 Revenues	%
Cost-type	$230,981	30.4	$207,047	29.9	$100,447	18.8
Fixed-price	90,064	11.8	75,213	10.9	74,490	13.9
Time and materials	89,717	11.8	70,589	10.2	42,544	8.0
Total Federal Services revenues	410,762	54.0	352,849	51.0	217,481	40.7

Supply Chain Management and Aviation revenues	349,351	46.0	338,941	49.0	316,501	59.3
Total revenues	$760,113	100.0	$691,790	100.0	$533,982	100.0

We will occasionally perform work at risk, which is work performed prior to formalizing contract funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this “risk funding” as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Revenues recognized as of December 31, 2017 include approximately $4.0 million for which we have not received formalized funding. We believe that we are entitled to reimbursement and expect to receive all of this funding.

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. We estimate the fair value of our reporting units using a weighting of fair values derived from the income approach and market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows.

In the fourth quarter of 2017, we performed our annual goodwill impairment analysis for each of our reporting units utilizing the statutory tax rate in effect at the time of the test. The results of the impairment analysis indicated that our reporting units had fair values substantially in excess of their carrying values with the exception of our VSE Aviation and Akimeka reporting units.

The fair value of our VSE Aviation reporting unit, within our Aviation Group, approximated its carrying value as of our annual goodwill impairment analysis. While there has not been a significant contract or customer loss, VSE Aviation’s revenues and operating income for 2017 did not meet our cash flow projections, primarily due to a decreased demand for new parts and slower than anticipated development of new business opportunities. We believe that these conditions are temporary and that the overall outlook for our Aviation business remains consistent with our long-term projections. Under the income approach, we used a 12.5% discount rate (a 50 basis point increase from the discount rate used in the analysis performed in the prior year), a compounded annual revenue growth rate of 8% over a seven-year period, and a long-term revenue growth rate of 3% in the terminal year. Our compounded annual growth rate over the seven-year period is primarily based on projected organic growth, which is corroborated by market studies related to our aviation business, and significant initiatives, including international opportunities for parts distribution and gas turbine MRO services provided to our U.S. government customer. We believe the discount rate properly reflects the risks in our future cash flows assumptions including the risk that the new business opportunities take longer to develop or do not meet our expectations. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") and factored in a control premium and applied such multiples to both of VSE Aviation's historical and one-year projected revenues and EBITDA. Because the fair value of our VSE Aviation reporting unit approximated its carrying value, a negative change in the key assumptions used in the annual impairment analysis or an increase in the carrying value may result in a future impairment of this reporting unit's goodwill. For example, keeping all other assumptions the same, an additional 50 basis points increase in the discount rate or an increase in the carrying value would likely result in an impairment in the reporting unit's goodwill.
Due to the lower clearance at the annual impairment test and the increase in the carrying value resulting from the decrease in our deferred tax liabilities as a result of the Tax Act, we performed an interim goodwill impairment analysis as of December 31, 2017. In the interim impairment test, we used similar projections, adjusted for the impact of lower statutory tax rates due to the passage of the Tax Act , and utilized a discount rate of 13.0%, which reflected a 50 basis point increase from the discount rate utilized in our annual goodwill impairment analysis due to the changes in the calculation as a result of the Tax Act. The result of this impairment analysis shows that VSE Aviation’s fair value exceeded its carrying value by approximately 2%. Consistent with the annual impairment analysis, negative changes in key assumptions or an increase in the carrying value may result in a future impairment of the VSE Aviation reporting unit's goodwill.
Based on the results of the annual and interim impairment analysis performed, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our cash flow projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value could be adversely affected by other market factors such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increase in the carrying value of this reporting unit. The carrying value of our VSE Aviation reporting unit included goodwill of approximately $104.5 million as of December 31, 2017.
The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 12%. Akimeka had experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. These factors have been considered in the projections used in our impairment analysis. Based on the results of our analysis, our assessment is that we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increases in carrying value of this reporting unit. The carrying value of our Akimeka reporting unit included goodwill of approximately $29.8 million as of December 31, 2017.
We also review the recoverability of our long-lived intangible assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, we assessed the recoverability of the long-lived intangible assets with finite lives of $110.9 million (of which $5.8 million relates to our Akimeka reporting unit and $65.5 million relates to our VSE Aviation reporting unit) as of December 31, 2017. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived intangible assets with finite lives, we determined that their carrying values were recoverable.
As of December 31, 2017, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

	Revenues (in thousands) Years ended December 31,
	2017	%	2016	%	2015	%
Supply Chain Management Group	$214,542	28.2	$205,475	29.7	$196,772	36.8
Aviation Group	134,809	17.7	133,466	19.3	119,729	22.4
Federal Services Group	410,762	54.1	352,849	51.0	217,481	40.8
	$760,113	100.0	$691,790	100.0	$533,982	100.0

Our revenues increased by approximately $68 million or 10% for the year ended December 31, 2017 as compared to the prior year. The change in revenues for this period resulted from an increase in our Federal Services Group of approximately $58 million, an increase in our Supply Chain Management Group of approximately $9 million, and an increase in our Aviation Group of approximately $1 million.

Our revenues increased by approximately $158 million or 30% for the year ended December 31, 2016 as compared to the prior year. The change in revenues for this period resulted from an increase in our Federal Services Group of approximately $135 million, an increase in our Aviation Group of approximately $14 million, and an increase in our Supply Chain Management Group of approximately $9 million.

	Consolidated Statements of Income (in thousands) Years ended December 31,
	2017	%	2016	%	2015	%
Revenues	$760,113	100.0	$691,790	100.0	$533,982	100.0
Costs and operating expenses	705,788	92.9	640,261	92.6	483,443	90.5
Operating income	54,325	7.1	51,529	7.4	50,539	9.5
Interest expense, net	9,240	1.2	9,855	1.4	9,544	1.8
Income before income taxes	45,085	5.9	41,674	6.0	40,995	7.7
Provision for income taxes	5,989	0.8	14,881	2.1	16,077	3.0
Net income	$39,096	5.1	$26,793	3.9	$24,918	4.7

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

Our costs and operating expenses increased by approximately $66 million or 10% in 2017 as compared to 2016. The change in costs and operating expenses resulted primarily from an increase in our Federal Services Group of approximately $52 million, an increase in our Supply Chain Management Group of approximately $10 million, and an increase in our Aviation Group of approximately $4 million.

Our costs and operating expenses increased by approximately $157 million or 32% in 2016 as compared to 2015. The change in costs and operating expenses resulted primarily from an increase in our Federal Services Group of approximately $134 million, an increase in our Supply Chain Management Group of approximately $10 million, and an increase in our Aviation Group of approximately $12 million.

Our operating income increased by approximately $2.8 million or 5% in 2017 as compared to 2016. Operating group results included operating income increases for our Federal Services Group of approximately $5.6 million and operating income decreases for our Aviation Group of approximately $3.1 million and for our Supply Chain Management Group of approximately $878 thousand.

Our operating income increased by approximately $1.0 million or 2% in 2016 as compared to 2015. The change in operating income resulted primarily from changes in our operating group results and settlement of two material lawsuits. Operating group results included operating income increases for our Federal Services Group of approximately $994 thousand and for our Aviation Group of approximately $2.2 million and an operating income decrease for our Supply Chain Management Group of approximately $821 thousand. Our increase in revenue allowed us to spread our corporate infrastructure costs over a larger revenue base, which benefited our operating group income. The combined effect of the lawsuit settlements resulted in a decrease in operating income of approximately $1.9 million for 2016.

Interest expense decreased approximately $615 thousand in 2017 as compared to 2016 primarily due to the decline of our bank debt levels. Interest expense increased approximately $311 thousand in 2016 as compared to 2015, as our bank debt levels remained steady for most of the year. Interest expense also includes interest related to our executive and administrative headquarters facility lease. The amount of interest expense associated with our headquarters financing lease is approximately $1.5 million, $1.6 million and $1.6 million for 2017, 2016 and 2015, respectively.

Provision for Income Taxes

Our effective tax rate was 13.3% for 2017, 35.7% for 2016, and 39.2% for 2015. The Tax Act passed in December 2017 lowered our effective tax rate for 2017 and we expect a benefit to our effective tax rates and cash tax payments in future years. Due to the Tax Act, we recorded in the fourth quarter of 2017 a one-time reduction in our deferred tax liabilities that resulted in a reduction in our provision for income taxes of approximately $10.6 million for the year.

Our tax rate is also affected by discrete items that may occur in any given year, but may not be consistent from year to year. In addition to state income taxes, certain tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. Our effective tax rate for 2016 was reduced due to fair value changes of approximately $1.3 million to our Aviation Acquisition earn-out obligation. Approximately $900 thousand of transaction costs associated with our Aviation Acquisition that were not deductible for tax purposes resulted in an increase to our effective tax rate for 2015. Other permanent differences and federal and state tax credits such as the work opportunity tax credit and a state educational improvement tax credit provided benefit to our tax rates for 2017, 2016 and 2015.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are (in thousands):

	Years ended December 31,
	2017	%	2016	%	2015	%
Revenues	$214,542	100.0	$205,475	100.0	$196,772	100.0
Costs and operating expenses	180,788	84.3	170,843	83.1	161,319	82.0
Operating income	$33,754	15.7	$34,632	16.9	$35,453	18.0

Revenues for our Supply Chain Management Group increased approximately $9 million or 4% for 2017, as compared to the prior year. The revenue increase resulted primarily from an increase in sales to DoD and commercial customers of approximately $9.6 million or 40%. Costs and operating expenses for our Supply Chain Management Group increased approximately $10 million or 6% and operating income decreased by approximately $878 thousand or 3% for 2017 as compared to the prior year. The increase in costs and operating expenses resulted primarily from an increase in products sold. The products sold associated with our increasing government and commercial customer revenues tend to lower our overall profit margins as our revenue mix changes. The decrease in operating income was primarily attributable to market competition and a change in the mix of products sold, and to increased costs associated with investments to support revenue growth.

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

Aviation Group Results

The results of operations for our Aviation Group since the acquisition date of January 28, 2015 are as follows (in thousands):

	Years ended December 31,
	2017	%	2016	%	2015	%
Revenues	$134,809	100.0	$133,466	$100.0	$119,729	100.0
Costs and operating expenses	125,114	92.8	120,643	90.4	109,094	91.1
Operating income	$9,695	7.2	$12,823	$9.6	$10,635	8.9

Revenues for our Aviation Group increased approximately $1 million or 1% for 2017 as compared to the prior year. The revenue increase was primarily related to new work from maritime gas turbine engine MRO services offset by a decrease in sales in our parts distribution business. Costs and operating expenses increased by approximately $4 million or 4% for 2017, primarily due to an increase in lower margin MRO related revenues. Costs and operating expenses for 2016 were reduced by approximately $1.3 million for a valuation adjustment to the accrued earn-out obligation associated with the acquisition of our aviation businesses and were increased by approximately $300 thousand due to expense associated with a settlement agreement. Our operating income decreased approximately $3 million or 24% for 2017, as compared to the prior year. Factors affecting the change in our operating income included a decrease in the demand in our parts distribution businesses, an increase in operating income from engine MRO services and engine accessories services, and the adjustments to 2016 operating income for the earn-out obligation valuation adjustment and the settlement agreement expense mentioned above.

Our Aviation Group began operations upon the acquisition of our aviation businesses on January 28, 2015; therefore, the results for our Aviation Group include a full 12 months for 2016 and approximately 11 months for 2015. Accordingly, year over year comparisons for this group for 2016 should consider this variance.

Costs and operating expenses for this group include expense for amortization of intangible assets associated with the acquisition of our aviation businesses, allocated corporate costs, and valuation adjustments to the accrued earn-out obligation associated with the acquisition. Expense for amortization of intangible assets was approximately $6.6 million for 2017 and 2016 and approximately $6.1 million for 2015. Expense for allocated corporate costs was approximately $3.6 million, $3.9 million and $4.5 million for 2017, 2016 and 2015, respectively. Valuation adjustments to the accrued earn-out obligation decreased costs and operating expenses approximately $1.3 million for 2016 and $101 thousand for 2015.

Federal Services Group Results

The results of operations for our Federal Group are (in thousands):

	Years ended December 31,
	2017	%	2016	%	2015	%
Revenues	$410,762	100.0	352,849	100.0	217,481	100.0
Costs and operating expenses	397,343	96.7	345,053	97.8	210,679	96.9
Operating income	$13,419	3.3	7,796	2.2	6,802	3.1

Revenues for our Federal Services Group increased approximately $58 million or 16% and costs and operating expenses increased approximately $52 million or 15% for 2017, as compared to the prior year. Revenues for this group increased approximately $135 million or 62% and costs and operating expenses increased approximately $134 million or 64% for 2016, as compared to the prior year.

Significant items affecting changes in our revenues and costs and operating expenses for 2017 included an increase in revenue of approximately $25 million from the inclusion of a full year of revenue on our RRAD ERS Program in 2017 as compared to a partial year in 2016, an increase in revenue of approximately $16 million from our FMS Program services, an increase in revenue of approximately $3 million from our Ft. Benning Logistics Support Services Program, and increases in work and new work on various other contracts.

Operating income increased by approximately $5.6 million or 72% for 2017, as compared to 2016. The increase in operating income resulted primarily from an increase of award fees earned on our FMS Program of approximately $1.9 million; from an improvement in profit margins on vehicle and equipment refurbishment, maintenance, and sustainment work supporting various U.S. Army and Army Reserve programs; and from increases in revenues resulting in a more favorable cost structure relative to the increased revenue levels. Operating income was adversely affected by a contract related loss for our Energetics subsidiary of approximately $1.9 million. This contract has been completed and we expect no further loss.

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

The operating income increase for 2016 resulted primarily from the increase in revenues and a more favorable balance of our cost structure relative to revenue levels for this group that improved margins on our existing work. These increases were reduced by losses associated with the start of new contract work that was won in a more competitive bidding environment that required us to price our services more aggressively to sustain and build our revenue levels.

Profit margins in this group have varied due to fluctuations in contract activity and the timing of contract award fees associated with our FMS Program. Award fee evaluations on our FMS Program occur three times per year and in 2017 and prior years we recognized award fee revenue and income in the period we received contractual notification of the award. We recognized award fee revenue and income in 2017 from three award fee notifications.

Financial Condition

There has been no material change in our financial condition in 2017. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers. In January 2018, we amended our bank loan agreement to extend the maturity date, increase the amount of bank loan commitments available to us, implement a more favorable interest rate structure, and modify other terms and conditions.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $196 thousand during 2017.

Cash provided by operating activities increased by approximately $3.2 million in 2017 as compared to 2016. The change is attributable to an increase of approximately $12.3 million in cash provided by net income; a decrease of approximately $7.3 million in depreciation and amortization and other non-cash operating activities, and a decrease of approximately $1.8 million due to changes in the levels of operating assets and liabilities. Net income was increased and non-cash operating activities were decreased by approximately $10.6 million due to an adjustment to deferred tax liabilities arising from the enactment of the new federal tax legislation upon passage of the Tax Act in December 2017.

Our inventories and accounts receivable represent a significant amount of our assets, and our accounts payable represent a significant amount of our operating liabilities. Cash provided related to decreases in inventory was approximately $3.7 million, cash provided related to decreases in accounts receivable was approximately $2.9 million, and cash used by decreases in accounts payable and deferred compensation was approximately $23.6 million for 2017. A significant portion of our accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials to fulfill our contract obligations. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations.

Cash used in investing activities decreased approximately $3.5 million in 2017 as compared to 2016. Cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities increased approximately $6.2 million in 2017 as compared to 2016. Cash used in financing activities consisted primarily of net repayments of our bank loan borrowings. We used approximately $19 million in 2016 for payment of our final earn-out obligation associated with the 2015 acquisition of our aviation businesses.

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

Cash used in financing activities was approximately $41 million in 2016 as compared to cash provided by financing activities of approximately $168 million in 2015. This difference was primarily due to bank borrowing to finance our acquisitions in 2015. We used approximately $19 million in 2016 for payment of our final earn-out obligation associated with the 2015 acquisition of our aviation businesses.

We paid cash dividends totaling approximately $2.8 million or $0.26 per share during 2017. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of December 31, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $79.3 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2017. We had approximately $100 million in revolving loan amounts outstanding and no of letters of credit outstanding as of December 31, 2016.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were approximately $173.7 million and $216.3 million as of December 31, 2017 and 2016, respectively. These amounts exclude unamortized deferred financing costs of approximately $1.1 million and $1.7 million as of December 31, 2017 and 2016, respectively. The fair value of outstanding debt under our bank loan facilities as of December 31, 2017 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2017, the LIBOR base margin was 2.00% and the base rate base margin was 0.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate swap agreements in February 2015 that complied with these terms. The amount of swapped debt outstanding as of December 31, 2017 was $85 million.

After taking into account the impact of hedging instruments, as of December 31, 2017, interest rates on portions of our outstanding debt ranged from 3.25% to 5.25%, and the effective interest rate on our aggregate outstanding debt was 3.66%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $7.2 million, $7.8 million and $7.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of December 31, 2017.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	2.75 to 1	2.02 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	2.05 to 1

We currently do not use public debt security financing.

Contractual Obligations

Our contractual obligations as of December 31, 2017 are (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Bank loan debt	$173,699	$7,500	$21,875	$29,375	$114,949
Operating leases, net of non-cancelable sublease income	5,461	2,753	1,871	753	84
Corporate headquarters lease, net of non-cancelable sublease income	43,972	3,445	8,659	9,532	22,336
Purchase obligations	162	155	7	—	—
Total	$223,294	$13,853	$32,412	$39,660	$137,369

Estimated cash requirements for interest on our bank loan debt are approximately $5.1 million for 2018 and $3.0 million for 2019.

Bank Loan Amendment

In January 2018, we amended the loan agreement to extend our payment terms, increase the borrowing commitments available to us, and increase the bank group from six banks to nine banks. The termination date of the loan agreement after the amendment is January 2023 and the amount of our term loan borrowings outstanding after the January amendment is $100 million. After the amendment, our scheduled term loan payments are approximately $7.5 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022 and $41.2 million in 2023.

The maximum amount of credit available to us for revolving loans and letters of credit after the amendment is $300 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities. The aggregate limit of incremental increases is $100 million after the amendment.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. After the amendment the LIBOR base margin is 1.75% and the base rate base margin is 0.50%.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement and for the first three years after the amendment. We executed an interest rate hedge in February 2018 that extended our compliance with this requirement for an additional three years.

After the amendment, the maximum Total Funded Debt/EBITDA Ratio was fixed at 3.0 to 1, with a provision to increase the maximum ratio in the event of a material acquisition.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our bank loans provide available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. The resulting fixed rates on this portion of our debt give us protection against interest rate increases.

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. The swap amount on our term loan decreases in increments on an annual basis. As of December 31, 2017, the amount of the term loan swap was $60 million and with the term loan swap in place, we pay an effective interest rate of 1.25% plus our base margin. Also in February 2015, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $25 million. As of December 31, 2017, with the revolving loan swap in place, we pay an effective rate of 1.25% plus our base margin. In February 2018, we entered into a LIBOR based interest rate swap on our term loan for a term of three years with a notional amount of $10 million for the first year, increasing to $50 million for the second and third years.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VSE Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
March 7, 2018

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$624	$428
Receivables, net	98,337	101,218
Inventories, net	132,591	136,340
Other current assets	16,988	20,477
Total current assets	248,540	258,463

Property and equipment, net	55,146	62,061
Intangible assets, net	110,909	126,926
Goodwill	198,622	198,622
Other assets	15,796	15,767
Total assets	$629,013	$661,839

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$6,960	$21,023
Accounts payable	66,015	93,999
Accrued expenses and other current liabilities	40,243	32,772
Dividends payable	759	648
Total current liabilities	113,977	148,442

Long-term debt, less current portion	165,614	193,621
Deferred compensation	16,323	12,751
Long-term lease obligations, less current portion	20,581	21,959
Deferred tax liabilities	19,423	29,872
Total liabilities	335,918	406,645

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,838,747 and 10,798,927 respectively	542	540
Additional paid-in capital	24,470	22,876
Retained earnings	267,902	231,733
Accumulated other comprehensive income	181	45
Total stockholders' equity	293,095	255,194
Total liabilities and stockholders' equity	$629,013	$661,839

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2017	2016	2015
Revenues:
Products	$350,129	$341,776	$318,141
Services	409,984	350,014	215,841
Total revenues	760,113	691,790	533,982

Costs and operating expenses:
Products	291,769	279,629	258,009
Services	395,573	337,956	206,570
Selling, general and administrative expenses	2,429	6,609	3,288
Amortization of intangible assets	16,017	16,067	15,576
Total costs and operating expenses	705,788	640,261	483,443

Operating income	54,325	51,529	50,539

Interest expense, net	9,240	9,855	9,544

Income before income taxes	45,085	41,674	40,995

Provision for income taxes	5,989	14,881	16,077

Net income	$39,096	$26,793	$24,918

Basic earnings per share:	$3.61	$2.48	$2.32

Basic weighted average shares outstanding	10,834,562	10,793,723	10,747,226

Diluted earnings per share:	$3.60	$2.47	$2.31

Diluted weighted average shares outstanding	10,867,834	10,828,152	10,787,270

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

(in thousands)

	For the years ended December 31,
	2017	2016	2015

Net income	$39,096	$26,793	$24,918
Change in fair value of interest rate swap agreements, net of tax	136	120	(75)
Other comprehensive income (loss), net of tax	136	120	(75)
Comprehensive income	$39,232	$26,913	$24,843

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2014	10,716	$536	$20,080	$184,873	$—	$205,489
Net income	—	—	—	24,918	—	24,918
Stock-based compensation	35	2	1,288	—	—	1,290
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(75)	(75)
Dividends declared ($0.215 per share)	—	—	—	(2,313)	—	(2,313)
Balance at December 31, 2015	10,751	538	21,368	207,478	(75)	229,309
Net income	—	—	—	26,793	—	26,793
Stock-based compensation	48	2	1,508	—	—	1,510
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	120	120
Dividends declared ($0.235 per share)	—	—	—	(2,538)	—	(2,538)
Balance at December 31, 2016	10,799	540	22,876	231,733	45	255,194
Net income	—	—	—	39,096	—	39,096
Stock-based compensation	40	2	1,594	—	—	1,596
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	136	136
Dividends declared ($0.27 per share)	—	—	—	(2,927)	—	(2,927)
Balance at December 31, 2017	10,839	$542	$24,470	$267,902	$181	$293,095

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$39,096	$26,793	$24,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,882	26,046	25,541
Deferred taxes	(10,534)	(1,146)	84
Stock-based compensation	3,068	2,109	2,081
Earn-out obligation adjustment	—	(1,329)	426
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	2,881	(22,747)	(8,139)
Inventories, net	3,749	(27,217)	(10,381)
Other current assets and noncurrent assets	3,681	(13,020)	6,031
Accounts payable and deferred compensation	(23,587)	54,743	(362)
Accrued expenses and other current liabilities	7,562	4,253	1,919
Long-term lease obligations	(1,378)	(1,292)	(1,275)
Earn-out obligations	—	—	(3,269)

Net cash provided by operating activities	50,420	47,193	37,574

Cash flows from investing activities:
Purchases of property and equipment	(3,743)	(6,546)	(10,562)
Proceeds from the sale of property and equipment	732	143	507
Cash paid for acquisitions, net of cash acquired	—	(63)	(195,135)

Net cash used in investing activities	(3,011)	(6,466)	(205,190)

Cash flows from financing activities:
Borrowings on loan agreement	348,675	321,630	519,313
Repayments on loan agreement	(391,285)	(340,046)	(333,222)
Earn-out obligation payments	—	(18,515)	(11,713)
Payment of debt financing costs	—	—	(2,699)
Payments on financing lease obligations	(1,287)	(1,128)	(986)
Payment of taxes for equity transactions	(500)	(499)	(342)
Dividends paid	(2,816)	(2,481)	(2,258)

Net cash (used in) provided by financing activities	(47,213)	(41,039)	168,093

Net increase (decrease) in cash and cash equivalents	196	(312)	477
Cash and cash equivalents at beginning of year	428	740	263
Cash and cash equivalents at end of year	$624	$428	$740

Supplemental cash flow disclosures:

Cash paid for:
Interest	$7,606	$8,230	$6,621
Income taxes	$16,346	$18,886	$15,949

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

(1)  Nature of Business and Significant Accounting Policies

Nature of Business

The term "VSE," the "Company," "us," "we," or "our" means VSE and its subsidiaries and divisions unless the context indicates operations of only VSE as the parent company.

Our operations include supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services. We provide logistics services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Postal Service ("USPS"), the United States Department of Defense ("DoD") and federal civilian agencies and to commercial customers, and to other customers.

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our wholly owned subsidiaries, Energetics Incorporated ("Energetics"), Akimeka, LLC ("Akimeka"), Wheeler Bros., Inc. ("WBI") and VSE Aviation, Inc. ("VSE Aviation"), and our unincorporated divisions. All intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves and recoverability of goodwill and intangible assets.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We have elected to account for forfeitures as they occur. The adoption of ASU 2016-09 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in ASU 2017-04, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis with early adoption permitted. We elected to early adopt

ASU 2017-04 effective April 1, 2017 and applied the new standard to our 2017 annual goodwill impairment test, as well as any interim tests. The adoption did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

	Years Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding	10,834,562	10,793,723	10,747,226
Effect of dilutive shares	33,272	34,429	40,044
Diluted weighted average common shares outstanding	10,867,834	10,828,152	10,787,270

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

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables. Contracts with the government, either as a prime or subcontractor, accounted for approximately 82%, 80%, and 77% of revenues for the years ended December 31, 2017, 2016 and 2015, respectively. We believe that concentrations of credit risk with respect to trade receivables are limited as they are primarily government receivables. We believe that the fair market value of all financial instruments, including debt, approximate book value.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.

Substantially all of our Supply Chain Management Group revenues result from the sale of vehicle parts to clients. We recognize revenue from the sale of vehicle parts when the customer takes ownership of the parts. Sales returns and allowances are not significant.

Our Aviation Group revenues are recognized upon the shipment or delivery of products to customers based on when title or risk of loss transfers to the customer. Sales returns and allowances are not significant.

Substantially all of our Federal Services work is performed for our customers on a contract basis. The three primary types of contracts used are cost-type, fixed-price and time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

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

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency. Our indirect cost rates have been audited and approved for 2013 and prior years with no material adjustments to our results of operations or financial position. While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations or financial position.

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

Inventories

Inventories for our Supply Chain Group are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Included in inventory are related purchasing, storage, and handling costs. Our inventory primarily consists of vehicle replacement parts.

Inventories for our Aviation Group are stated at lower of cost or net realizable value. Inventories for our Aviation Group primarily consist of general aviation jet aircraft engines and engine accessories and parts. The cost for purchased engines and parts is determined by the specific identification method. Included in inventory are related purchasing, overhaul labor, storage, and handling costs. We also purchase aircraft engines for disassembly into individual parts and components.

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

Deferred compensation plan expense recorded as costs and operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 was approximately $1.9 million, $1.7 million, and $1.9 million, respectively.

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

No impairment charges related to long-lived assets, other than goodwill, were recorded in the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

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

Goodwill

We test goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, we compare the fair value of each reporting unit to its carrying value using a quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment loss.

For the quantitative assessment, we estimate the fair value of each reporting unit using a combination of an income approach using a discounted cash flow ("DCF") analysis and a market-based valuation approach based on as comparable public company trading values. Determining the fair value of a reporting unit requires the exercise of significant management judgments, including the amount and timing of projected future revenues, earnings and cash flows, discount rates, long-term growth rates, and comparable public company revenues and earnings multiples. The projected results used in our quantitative assessment are based on our best estimate as of the testing date of future revenues, earnings and cash flows after considering factors such as recent operating performance, general market and industry conditions, existing and expected future contracts, changes in working capital, and long-term business plans and growth initiatives. The carrying value of each reporting unit includes the assets and liabilities employed in its operations and goodwill. There are no significant allocations of amounts held at the Corporate level to the reporting units.

Based on our annual goodwill impairment analysis we performed in the fourth quarter of 2017, including an interim impairment analysis performed for the VSE Aviation reporting unit at year-end, the fair value of our reporting units exceeded their carrying values.

Intangible Assets

Intangible assets consist of the value of contract-related intangible assets, trade names and acquired technologies acquired in acquisitions. We amortize on a straight-line basis intangible assets acquired as part of acquisitions over their estimated useful lives unless their useful lives are determined to be indefinite. The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations. Our contract-related intangibles are amortized over their estimated useful lives of approximately seven to 16 years with a weighted-average life of approximately 12.6 years as of December 31, 2017. We have four trade names that are amortized over an estimated useful life of approximately nine years. We have an acquired technologies intangible asset that is amortized over an estimated useful life of 11 years. The weighted-average life for all amortizable intangible assets is approximately 12.2 years as of December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
We performed a detailed review of our contract portfolio representative of our different businesses and compared historical accounting policies and practices to the new standard. Based on the assessment, the primary impacts of adopting the new standard will be on (1) the timing of when we recognize revenue on our contracts with award fees, which is currently based on when we receive customer authorization, will change to recognition of the award fees as the performance obligation is satisfied resulting in revenue being recognized earlier in the contract period, (2) the timing of when we recognize revenues and costs on MRO services for aviation clients and certain fixed price delivery contracts will change from the date of delivery to recognition over time as progress is made to satisfy the performance obligation, and (3) the pattern in which we recognize revenue on certain fixed price services contracts may change from a straight-line basis over the contract period to measuring progress using input measures, such as costs incurred. While we have identified these areas of change under the new standard, we also implemented changes to our business processes, systems and controls to support adoption of the new standard in 2018. The new standard requires additional disclosures regarding the company’s contracts with customers, including disclosure of remaining unsatisfied performance obligations, in the first quarter 2018, which we are continuing to assess. We adopted the new standard effective January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The cumulative effect of initially applying the new revenue standard is preliminarily estimated to be an increase to retained earnings of approximately $1.5 million.

(2)  Receivables, net

Total receivables, net of allowance for doubtful accounts of approximately $83 thousand and $30 thousand as of December 31, 2017 and 2016, respectively, were as follows (in thousands):

	2017	2016
Billed	$55,760	$55,669
Unbilled	42,577	45,549
Total receivables	$98,337	$101,218

The unbilled balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $4.0 million and $2.1 million as of December 31, 2017 and 2016, respectively. We expect to invoice substantially all unbilled receivables during 2018.

(3)  Other Current Assets and Other Assets

At December 31, 2017 and 2016, other current assets primarily consisted of vendor advances, prepaid rents and deposits, prepaid income taxes, software licenses, prepaid maintenance agreements and deferred contract costs. At December 31, 2017 and 2016, other assets primarily consisted of deferred compensation plan assets.

(4)  Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Buildings and building improvements	$53,049	$52,972
Computer equipment	27,775	29,463
Furniture, fixtures, equipment and other	30,704	29,455
Leasehold improvements	545	545
Land and land improvements	4,462	4,214
	116,535	116,649
Less accumulated depreciation and amortization	(61,389)	(54,588)
Total property and equipment, net	$55,146	$62,061

Depreciation and amortization expense for property and equipment for the years ended December 31, 2017, 2016 and 2015 was approximately $9.3 million, $9.4 million and $9.1 million, respectively.

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

The following VSE unaudited consolidated pro forma results are prepared as if the Aviation Acquisition had occurred on January 1, 2014. This information is for comparative purposes only and does not necessarily reflect the results that would have occurred or may occur in the future. The unaudited consolidated pro forma results of operations are as following (in thousands except per share amounts):

Year Ended December 31,
2015
Revenue	$541,387
Income from continuing operations	$25,267
Basic earnings per share	$2.35
Diluted earnings per share	$2.34

(6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2015	$63,113	$30,883	$104,549	$198,545
Increase from acquisitions	77	—	—	77
Balance as of December 31, 2016	$63,190	$30,883	$104,549	$198,622
Increase from acquisitions	—	—	—	—
Balance as of December 31, 2017	$63,190	$30,883	$104,549	$198,622

The results of our annual goodwill impairment testing in the fourth quarter of 2017 indicated that the fair value of our reporting units exceeded their carrying values.

Intangible assets consist of the value of contract-related assets, technologies and trade names. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was approximately $16.0 million, $16.1 million and $15.6 million, respectively.

Intangible assets were composed of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
December 31, 2017
Contract and customer-related	$173,094	$(72,937)	$(1,025)	$99,132
Acquired technologies	12,400	(7,406)	—	4,994
Trade names	16,670	(9,887)	—	6,783
Total	$202,164	$(90,230)	$(1,025)	$110,909

December 31, 2016
Contract and customer-related	$173,094	$(59,799)	$(1,025)	$112,270
Acquired technologies	12,400	(6,278)	—	6,122
Trade names	16,670	(8,136)	—	8,534
Total	$202,164	$(74,213)	$(1,025)	$126,926

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):

Amortization
2018	$16,017
2019	15,953
2020	15,362
2021	14,998
2022	13,252
Thereafter	35,327
Total	$110,909

(7)  Debt

We have a loan agreement with a group of banks to provide working capital support, letters of credit and finance acquisitions. The loan agreement, which expires in January 2020, is comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of December 31, 2017 was $150 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $79.3 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2017. We had approximately $100 million in revolving loan amounts outstanding and no of letters of credit outstanding as of December 31, 2016.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $75 million.

Total bank loan borrowed funds outstanding including term loan borrowings and revolving loan borrowings were approximately $173.7 million and $216.3 million as of December 31, 2017 and 2016, respectively. These amounts exclude unamortized deferred financing costs of approximately $1.1 million and $1.7 million as of December 31, 2017 and 2016, respectively. The fair value of outstanding debt under our bank loan facilities as of December 31, 2017 approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2017, the LIBOR base margin was 2.00% and the base rate base margin was 0.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement. We executed interest rate swap agreements in February 2015 that complied with these terms. The amount of swapped debt outstanding as of December 31, 2017 was $85 million.

After taking into account the impact of hedging instruments, as of December 31, 2017, interest rates on portions of our outstanding debt ranged from 3.25% to 5.25%, and the effective interest rate on our aggregate outstanding debt was 3.66%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $7.2 million, $7.8 million and $7.3 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of December 31, 2017.

Subsequent Event

In January 2018, we amended the loan agreement to extend our payment terms, increase the borrowing commitments available to us, and increase the bank group from six banks to nine banks. The termination date of the loan agreement after the amendment is January 2023 and the amount of our term loan borrowings outstanding after the January amendment is $100 million. After the amendment, our scheduled term loan payments are approximately $7.5 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022 and $41.2 million in 2023. We classified our current portion of long-term debt in our consolidated balance sheets as of December 31, 2017, based on these amended terms.

The maximum amount of credit available to us for revolving loans and letters of credit after the amendment is $300 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities. The aggregate limit of incremental increases is $100 million after the amendment.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. After the amendment the LIBOR base margin is 1.75% and the base rate base margin is 0.50%.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years of the agreement and for the first three years after the amendment. We executed an interest rate hedge in February 2018 that extended our compliance with this requirement for an additional three years.

After the amendment, the maximum Total Funded Debt/EBITDA Ratio was fixed at 3.0 to 1, with a provision to increase the maximum ratio in the event of a material acquisition.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist primarily of accrued compensation and benefits of approximately $23.3 million and $20.7 million as of December 31, 2017 and 2016, respectively. The accrued compensation and benefits amounts include bonus, salaries and related payroll taxes, vacation and deferred compensation.

(9) Stock-Based Compensation Plans

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for its directors, officers and other employees (the "2006 Plan"). In May 2014, the stockholders approved amendments to the 2006 Plan extending its term until May 6, 2021 and authorizing an additional 500,000 shares of our common stock for issuance under the 2006 Plan. Under the 2006 Plan, we are authorized to issue up to 1,000,000 shares of our common stock and, as of December 31, 2017, 436,532 shares remained available for issuance under the 2006 Plan. The Compensation Committee is responsible for the administration of the 2006 Plan, and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms are included in award agreements between VSE and the recipients of the award.

During 2017, 2016 and 2015, non-employee directors were awarded 16,100, 17,600 and 18,000 shares of restricted stock, respectively, under the 2006 Plan. The weighted average grant-date fair value of these restricted stock grants was $39.85 per share, $30.89 per share, and $34.29 per share for the shares awarded in 2017, 2016 and 2015, respectively. The shares issued vested immediately and, without the Compensation Committee's approval, cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $642 thousand, $544 thousand and $617 thousand during 2017, 2016 and 2015, respectively.

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards of VSE stock under our 2006 Plan, based on our financial performance for the respective fiscal years. These restricted stock awards are expensed and a corresponding liability is recorded on an accelerated basis over the vesting period of approximately three years. Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased. The date of award determination is expected to be in March 2018 for the 2017 awards. The date of award determination for the 2016 awards and the 2015 awards was March 1, 2017 and 2016, respectively. On each vesting date, 100% of the vested award is paid in our shares. The number of shares issued is based on the fair market value of our common stock on the vesting date. The earned amount is expensed on an accelerated basis over the vesting period of approximately three years. On March 1, 2017, the employees eligible for the 2016 awards, 2015 awards and 2014 awards received a total of 23,508 shares of common stock. The grant-date fair value of these awards was $40.14 per share.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2017	2016	2015
Employees	$2,416	$1,555	$1,423
Non-employee Directors	642	544	617
Total	$3,058	$2,099	$2,040

Employees are permitted to use a certain number of shares of restricted stock to cover their personal tax liability for restricted stock awards. We paid approximately $500 thousand, $499 thousand and $342 thousand, to cover this liability in the years ended December 31, 2017, 2016 and 2015, respectively. These payments are classified as financing cash flows on the consolidated statements of cash flows. The total compensation cost related to non-vested awards not yet recognized was approximately $2.3 million with a weighted average amortization period of 1.7 years and $1.1 million with a weighted average amortization period of 1.9 years as of December 31, 2017 and 2016, respectively.

Stock-based compensation consisting of restricted stock awards was included in costs and operating expenses and provision for income taxes on the accompanying statements of income for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Stock-based compensation included in costs and operating expenses	$3,068	$2,109	$2,081
Income tax benefit recognized for stock-based compensation	(1,180)	(811)	(800)
Stock-based compensation expense, net of income tax benefit	$1,888	$1,298	$1,281

(10)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2013.

The Tax Cuts and Jobs Act (the "Tax Act") was signed into law on December 22, 2017. The Tax Act significantly affects the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and changing how foreign earnings are subject to U.S. tax. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the Tax Act on our tax accruals. However, we have reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit for the impact of the Tax Act of approximately $10.6 million. This amount is primarily comprised of the re-measurement of our federal net deferred tax liabilities resulting from the permanent reduction in the U.S. corporate tax rate from 35% to 21%. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments, if any, are not expected to have a material impact on our consolidated financial statements.

We file consolidated federal income tax returns that include all of our subsidiaries. The components of the provision for income taxes from continuing operations for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Current
Federal	$14,149	$13,648	$13,641
State	2,511	2,379	2,352
	16,660	16,027	15,993
Deferred
Federal	(10,645)	(983)	73
State	110	(163)	11
Foreign	(136)	—	—
	(10,671)	(1,146)	84
Provision for income taxes	$5,989	$14,881	$16,077

The differences between the amount of tax computed at the federal statutory rate of 35% and the provision for income taxes from continuing operations for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Tax at statutory federal income tax rate	$15,780	$14,586	$14,348
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,732	1,599	1,683
Permanent differences, net	(643)	(974)	88
Impact of Tax Act	(10,556)	—	—
Other, net	(324)	(330)	(42)
Provision for income taxes	$5,989	$14,881	$16,077

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Gross deferred tax assets
Deferred compensation and accrued paid leave	$5,594	$7,602
Accrued expenses	1,013	1,933
Stock-based compensation	772	803
Reserve for contract disallowances	84	90
Capitalized inventory	916	1,104
State operating loss carryforward	263	283
Tax credit carryforward	178	155
Foreign country operating loss carryforward	136	—
Legal settlements	—	614
Other	—	65
Total gross deferred tax assets	8,956	12,649

Gross deferred tax liabilities
Interest rate swaps	(74)	(28)
Depreciation	(2,439)	(3,522)
Deferred revenues	(1,875)	(2,291)
Goodwill and intangible assets	(23,854)	(36,680)
Total gross deferred tax liabilities	(28,242)	(42,521)

Net deferred tax liabilities	$(19,286)	$(29,872)
Certain amounts from the prior year have been reclassified to conform to the current year presentation.

(11)  Commitments and Contingencies

(a)  Leases and Other Commitments

We have various non-cancelable operating leases for facilities, equipment, and software with terms between two and 15 years. The terms of the facilities leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense is recognized on a straight-line basis for rent agreements having escalating rent terms. Lease expense for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Operating Lease Expense	Sublease Income	Net Expense
2017	$4,924	$1,134	$3,790
2016	$5,100	$888	$4,212
2015	$5,824	$506	$5,318

Future minimum annual non-cancelable commitments as of December 31, 2017 are as follows (in thousands):

	Operating Leases
	Lease Commitments	Sublease Income	Net Commitments
2018	$2,753	$—	$2,753
2019	1,214	—	1,214
2020	657	—	657
2021	427	—	427
2022	326	—	326
Thereafter	84	—	84
Total	$5,461	$—	$5,461

We signed a lease in 2009 for a building to serve as our headquarters with a rent commencement date of May 1, 2012. Certain terms in the lease agreement resulted in the capitalization of construction costs due to specific accounting rules. We recorded a construction asset and corresponding long-term liability of approximately $27.3 million on May 1, 2012, which represents the construction costs incurred by the landlord as of that date. According to accounting rules, we have forms of continuing involvement that required us to account for this transaction as a financing lease upon commencement of the lease period. The building and building improvements are included on our consolidated balance sheets and are being depreciated over a 15-year period. The accumulated depreciation of the construction asset was $10.9 million and $9.0 million as of December 31, 2017 and 2016, respectively. Payments made under the lease agreement are applied to service the financing obligation and interest expense based on an imputed interest rate amortizing the obligation over the life of the lease agreement. The long-term lease liability of $20.3 million and $21.7 million as of December 31, 2017 and 2016, respectively, is included in long-term lease obligations in our consolidated balance sheets. The current portion of our obligation, which is included in accrued expenses and other current liabilities in our consolidated balance sheets, was $1.4 million and $1.3 million as of December 31, 2017 and 2016, respectively.

Future minimum annual non-cancelable commitments under our headquarters lease as of December 31, 2017, which are not included in the table above, are as follows (in thousands):

	Lease Commitments	Sublease Income	Net Commitments
2018	$4,337	$892	$3,445
2019	4,456	376	4,080
2020	4,579	—	4,579
2021	4,705	—	4,705
2022	4,827	—	4,827
Thereafter	22,336	—	22,336
Total	$45,240	$1,268	$43,972

(b)  Contingencies

In 2012, the estates of five deceased individuals and their relatives filed complaints in a state court in Hawaii against VSE and other entities and individuals for unspecified damages, alleging that the explosion of fireworks and diesel fuel that killed the five individuals in April 2011 was caused by negligence of VSE and the other defendants. The five deceased plaintiffs were employees of a vendor retained by VSE to dispose of fireworks and other explosives seized by the federal government. Together with our insurance carriers, we settled this matter with all plaintiffs in 2017, resulting in no material adverse effect on our results of operations, financial condition, or cash flows.

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against VSE's subsidiaries, Kansas Aviation of Independence, L.L.C. (“Kansas Aviation”) and Prime Turbines LLC (“Prime”) and three other unrelated defendants. The other named defendants are Pratt & Whitney of Canada Corporation, Cessna Aircraft Company and Woodward Inc. The Plaintiffs allege that on April 1, 2016, a plane crashed in Mexico, resulting in the death of three plaintiffs and serious injuries to six other plaintiffs and that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane engine prior to the crash. Plaintiffs are seeking monetary relief over $1.0 million from the defendants. The trial is scheduled for November 2018. VSE together with its insurance carrier, will aggressively defend the proceedings. While the results of legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated, we believe that the likelihood that this lawsuit will have a material adverse effect on our results of operation, financial condition, or cash flows is remote.

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

(12)  Business Segments and Customer Information

Segment Information

Beginning in 2017, we changed our structure and as a result our former IT, Energy and Management Consulting Group is now combined with our Federal Services Group. Consequently, our segment financial information for 2016 and 2015 has been restated to reflect such change. Management of our business operations is conducted under three reportable operating segments:

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

Our segment information is as follows (in thousands):

For the years ended December 31,
	2017	2016	2015
Revenues
Supply Chain Management Group	$214,542	$205,475	$196,772
Aviation Group	134,809	133,466	119,729
Federal Services Group	410,762	352,849	217,481
Total revenues	$760,113	$691,790	$533,982

Operating income:
Supply Chain Management Group	$33,754	$34,632	$35,453
Aviation Group	9,695	12,823	10,635
Federal Services Group	13,419	7,796	6,802
Corporate expenses	(2,543)	(3,722)	(2,351)
Operating income	$54,325	$51,529	$50,539

Depreciation and amortization expense:
Supply Chain Management Group	$6,536	$6,445	$7,074
Aviation Group	4,835	5,461	5,865
Federal Services Group	14,511	14,140	12,602
Total depreciation and amortization	$25,882	$26,046	$25,541

Capital expenditures:
Supply Chain Management Group	$1,376	$4,195	$7,544
Aviation Group	1,387	1,459	959
Federal Services Group	177	94	94
Corporate	373	1,624	1,965
Total capital expenditures	$3,313	$7,372	$10,562

	December 31,
	2017	2016
Total assets:
Supply Chain Management Group	$176,860	$185,004
Aviation Group	282,738	291,500
Federal Services Group	102,372	107,549
Corporate	67,043	77,786
Total assets	$629,013	$661,839

Revenues are net of inter-segment eliminations. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Included in our Corporate expenses for 2016 is a charge of approximately $3.3 million for the settlement of the Heritage Litigation offset by a gain of approximately $1.4 million resulting primarily from the Maritime Administration contract close-outs. Corporate assets are primarily cash, property and equipment and investments held in separate trust.

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

	Revenues by Customer Years ended December 31,
Customer	2017	%	2016	%	2015	%
U.S. Postal Service	$180,205	23.7	$181,215	26.2	$184,876	34.6

U.S. Navy	206,644	27.2	190,155	27.5	98,887	18.5
U.S. Army	188,462	24.8	139,764	20.2	80,086	15.0
U.S. Air Force	7,123	0.9	3,482	0.5	3,558	0.7
Total - DoD	402,229	52.9	333,401	48.2	182,531	34.2

Commercial Aviation	126,960	16.7	131,067	19.0	119,729	22.4
Other Commercial	12,498	1.7	10,721	1.5	4,653	0.9
Total - Commercial	139,458	18.4	141,788	20.5	124,382	23.3

Other Government	38,221	5.0	35,386	5.1	42,193	7.9

Total	$760,113	100.0	$691,790	100.0	$533,982	100.0

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

Geographical Information

Revenue by geography is based on the billing address of the customer. Our revenue by geographic area is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
United States	$708,474	$638,726	$481,466
Other Countries (1)	51,639	53,064	52,516
Total revenue	$760,113	$691,790	$533,982
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

(14)  401(k) Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all of our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $6.2 million, $6.3 million and $4.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value December 31, 2017	Fair Value December 31, 2016
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	1	$389	$299
Interest rate swaps	Other current assets	2	$294	$73

Non-COLI assets held in the deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in its fair value are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as cash flow hedges. Accordingly, the fair value of the swap agreements, which is an asset recorded in other current assets of approximately $294 thousand and approximately $73 thousand at December 31, 2017 and 2016, respectively. The offset, net of an income tax effect of approximately $113 thousand and $28 thousand is included in accumulated other comprehensive income in the accompanying balance sheets as of December 31, 2017 and 2016, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

(16)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2017 and 2016, in thousands, except earnings per share.

	2017 Quarters
	1st	2nd	3rd	4th

Revenues	$197,294	$193,860	$174,164	$194,795
Costs and operating expenses	$183,098	$178,855	$161,927	$181,908
Operating income	$14,196	$15,005	$12,237	$12,887
Net income	$7,293	$7,807	$6,639	$17,357

Basic earnings per share:
Net income	$0.67	$0.72	$0.61	$1.60
Basic weighted average shares outstanding	10,823	10,838	10,838	10,838

Diluted earnings per share:
Net income	$0.67	$0.72	$0.61	$1.59
Diluted weighted average shares outstanding	10,849	10,862	10,857	10,903

	2016 Quarters
	1st	2nd	3rd	4th

Revenues	$143,636	$160,473	$172,780	$214,901
Costs and operating expenses	$130,895	$148,594	$159,157	$201,615
Operating income	$12,741	$11,879	$13,623	$13,286
Net income	$6,552	$5,969	$7,088	$7,184

Basic earnings per share:
Net income	$0.61	$0.55	$0.66	$0.67
Basic weighted average shares outstanding	10,778	10,799	10,799	10,799

Diluted earnings per share:
Net income	$0.61	$0.55	$0.65	$0.66
Diluted weighted average shares outstanding	10,806	10,826	10,826	10,853

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

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm set forth below.

Change in Internal Controls

During the fourth quarter of fiscal year 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

Opinion on Internal Control over Financial Reporting

We have audited VSE Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, VSE Corporation and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
March 7, 2018

ITEM 9B. Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2017 in respect of the Annual Meeting of VSE's stockholders scheduled to be held on April 30, 2018 (the "Proxy Statement").

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

VSE CORPORATION

Date:	March 7, 2018	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maurice A. Gauthier	Director, Chief Executive	March 7, 2018
Maurice A. Gauthier	Officer, President and
Chief Operating Officer

/s/ Thomas R. Loftus	Executive Vice President	March 7, 2018
Thomas R. Loftus	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Clifford M. Kendall	Chairman/Director	March 7, 2018
Clifford M. Kendall

/s/ Calvin S. Koonce	Director	March 7, 2018
Calvin S. Koonce

/s/ James F. Lafond	Director	March 7, 2018
James F. Lafond

/s/ Bonnie K. Wachtel	Director	March 7, 2018
Bonnie K. Wachtel

/s/ Ralph E. Eberhart	Director	March 7, 2018
Ralph E. Eberhart

/s/ Jack C. Stultz	Director	March 7, 2018
Jack C. Stultz

/s/ John E. Potter	Director	March 7, 2018
John E. Potter

/s/ Mark E. Ferguson III	Director	March 7, 2018
Mark E. Ferguson III

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Certificate of incorporation and by-laws Restated Certificate of Incorporation of VSE Corporation dated as of February 6, 1996 (Exhibit 3.2 to Form 10-K405 dated March 25, 1996)	*
3.2	By-Laws of VSE Corporation as amended through December 17, 2008 (Exhibit 3.1 to Form 8-K dated December 17, 2008)	*
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
10.5
Fourth Amended and Restated Business Loan and
  Security Agreement dated January 28, 2015 among
  VSE Corporation and its wholly owned
  subsidiaries, Citizens Bank of Pennsylvania and
  a syndicate of eight other banks (Exhibit 10.1 to
  Form 8-K dated January 8, 2018)
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