Form 10-Q
period 2018-03-31
VSE CORP
filed 2018-05-02
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 20, 2018: 10,881,106

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual results of VSE Corporation ("VSE," the "Company," "us," "our," or "we") to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission ("SEC") on March 7, 2018 ("2017 Form 10-K").

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in our 2017 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we have filed or will file with the SEC subsequent to our 2017 Form 10-K.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$621	$624
Receivables, net	56,738	55,760
Unbilled receivables, net	33,970	42,577
Inventories, net	148,933	132,591
Other current assets	14,580	16,988
Total current assets	254,842	248,540

Property and equipment, net	53,988	55,146
Intangible assets, net	106,905	110,909
Goodwill	198,622	198,622
Other assets	15,266	15,796
Total assets	$629,623	$629,013

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$9,450	$6,960
Accounts payable	75,603	66,015
Accrued expenses and other current liabilities	29,162	40,243
Dividends payable	762	759
Total current liabilities	114,977	113,977

Long-term debt, less current portion	152,938	165,614
Deferred compensation	17,918	16,323
Long-term lease obligations, less current portion	20,175	20,581
Deferred tax liabilities	20,302	19,423
Total liabilities	326,310	335,918

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,881,106 and 10,838,747, respectively	544	542
Additional paid-in capital	26,490	24,470
Retained earnings	275,887	267,902
Accumulated other comprehensive income	392	181
Total stockholders' equity	303,313	293,095
Total liabilities and stockholders' equity	$629,623	$629,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2018	2017
Revenues:
Products	$88,673	$89,017
Services	88,224	108,277
Total revenues	176,897	197,294

Costs and operating expenses:
Products	74,726	74,706
Services	85,755	103,944
Selling, general and administrative expenses	819	444
Amortization of intangible assets	4,004	4,004
Total costs and operating expenses	165,304	183,098

Operating income	11,593	14,196

Interest expense, net	2,175	2,435

Income before income taxes	9,418	11,761

Provision for income taxes	2,366	4,468

Net income	$7,052	$7,293

Basic earnings per share	$0.65	$0.67

Basic weighted average shares outstanding	10,860,555	10,822,669

Diluted earnings per share	$0.65	$0.67

Diluted weighted average shares outstanding	10,896,504	10,849,427

Dividends declared per share	$0.070	$0.060

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
	2018	2017
Net income	$7,052	$7,293

Change in fair value of interest rate swap agreements, net of tax	211	93

Other comprehensive income, net of tax	211	93

Comprehensive income	$7,263	$7,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$7,052	$7,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,484	6,711
Deferred taxes	283	(223)
Stock-based compensation	1,263	1,084
Changes in operating assets and liabilities:
Receivables, net	(978)	4,946
Unbilled receivables, net	13,589	5,725
Inventories, net	(18,895)	(4,782)
Other current assets and noncurrent assets	3,169	5,010
Accounts payable and deferred compensation	11,681	(20,955)
Accrued expenses and other current liabilities	(9,949)	(3,851)
Long-term lease obligations	(406)	(307)

Net cash provided by operating activities	13,293	651

Cash flows from investing activities:
Purchases of property and equipment	(1,053)	(414)

Net cash used in investing activities	(1,053)	(414)

Cash flows from financing activities:
Borrowings on loan agreement	247,669	96,124
Repayments on loan agreement	(256,368)	(94,875)
Payment of debt financing costs	(1,798)	—
Payments on capital lease obligations	(346)	(307)
Payments of taxes for equity transactions	(641)	(500)
Dividends paid	(759)	(650)

Net cash used in financing activities	(12,243)	(208)

Net (decrease) increase in cash and cash equivalents	(3)	29
Cash and cash equivalents at beginning of period	624	428
Cash and cash equivalents at end of period	$621	$457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information refer to the consolidated financial statements and footnotes thereto included in our 2017 Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, award fee revenues, costs to complete on fixed price contracts, and recoverability of goodwill and intangible assets.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. The standard is required to be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018, including the aggregate effect of modifications to such contracts through January 1, 2018. We recognized the cumulative effect of initially applying the new standard through an increase to the opening balance of retained earnings of $1.7 million. The primary impacts of adopting ASC 606 were: (1) the timing of when we recognize revenue on our contracts with award fees, which previously was based on when we received customer authorization, changed to recognition of the award fees to the extent that it is probable that a significant reversal will not occur as the related performance obligation is satisfied, resulting in revenue being recognized earlier in the contract period, (2) the timing of when we recognize revenues and costs on maintenance, repair and overhaul ("MRO") services for aviation clients and certain fixed price delivery contracts, which changed from the date of delivery to recognition over time as control of the good or service transfers to the customer and progress is made to satisfy the performance obligation, and (3) the pattern in which we recognize revenue on certain fixed price services contracts changed from a straight-line basis over the contract period to measuring progress using input measures, such as costs incurred. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The adoption of ASC 606 also resulted in the establishment of “Unbilled receivables, net” as a separate line item on our unaudited consolidated balance sheets and reclassification of balances to this new line item from “Receivables, net”. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on our reported financial condition, results of operations, or cash flows.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

The cumulative effect of the changes made to our January 1, 2018 unaudited consolidated balance sheet for the adoption of the ASC 606 update was as follows (in thousands):

	Balance at	Adjustment for	Adjusted balance at
	December 31, 2017	ASC 606	January 1, 2018
Assets:
Unbilled receivables, net	$42,577	$4,982	$47,559
Inventories, net	$132,591	$(2,553)	$130,038

Liabilities:
Accounts payable	$66,015	$(498)	$65,517
Accrued expenses and other current liabilities	$40,243	$655	$40,898
Deferred tax liabilities	$19,423	$577	$20,000

Stockholders’ equity:
Retained earnings	$267,902	$1,695	$269,597

In accordance with the new revenue standard requirements for entities adopting ASC 606 using the modified retrospective method, the disclosure of the impact of adoption on our unaudited consolidated balance sheet as of March 31, 2018 and statement of income for the three months ended March 31, 2018 was as follows (in thousands):

Balance Sheet

	As Reported	Balances Without Adoption of ASC 606	Effect of ASC 606 Increase/(Decrease)
Assets:
Unbilled receivables, net	$33,970	$28,799	$5,171
Inventories, net	$148,933	$151,508	$(2,575)
Other current assets	$14,580	$14,658	$(78)

Liabilities:
Accrued expenses and other current liabilities	$29,162	$29,157	$5
Deferred tax liabilities	$20,302	$19,725	$577

Stockholders’ equity:
Retained earnings	$275,887	$273,950	$1,937

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

Statement of Income

	As Reported	Amounts Without Adoption of ASC 606	Effect of ASC 606 Increase/(Decrease)
Revenues:
Products	$88,673	$88,685	$(12)
Services	$88,224	$87,866	$358

Costs and expenses:
Products	$74,726	$74,704	$22
Services	$85,755	$85,755	$—

Provision for income taxes	$2,366	$2,283	$83

Net income	$7,052	$6,810	$242

Significant Accounting Policies Update

Our significant accounting policies are discussed in "Note 1: Nature of Business and Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting ASC 606 are discussed below:

We account for revenue in accordance with ASC 606. The unit of account in ASC 606 is a performance obligation. At the inception of each contract with a customer, we determine our performance obligations within the contract and the contract's transaction price. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. For product sales, each product sold to a customer typically represents a distinct performance obligation. Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and therefore are accounted for as part of the existing contract.

Substantially all of our Supply Chain Management Group revenue from the sale of vehicle parts to customers is recognized at a point in time upon the transfer of control to the customer. Sales returns and allowances for vehicle parts are not significant.

Our Aviation Group revenues result from the sale of aircraft parts and performance of MRO services for private and commercial aircraft owners, other aviation MRO providers, and aviation original equipment manufacturers. Our Aviation Group recognizes revenues at a point in time for the sale of aircraft parts when control is transferred to the customer, which usually occurs when the parts are shipped. Our Aviation Group recognizes revenues for MRO services over time as the services are transferred to the customer. MRO services revenue recognized is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore the services transferred, to date. Sales returns and allowances are not significant

Our Federal Services Group revenues result from professional and technical services, which we perform for customers on a contract basis. Revenue is recognized for performance obligations over time as we transfer the services to the customer. The three primary types of contracts used are cost-type, fixed-price and time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Variable consideration, typically in the form of an award fee are included in the estimated transaction price, to the extent that it is probable that a significant reversal will not occur, when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time.

Revenues on fixed-price contracts are recorded as work is performed over the period. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. For such contracts, we estimate total costs at the inception of the contract based on our assumptions of the cost elements required to complete the associated tasks of the contract and assess the affects of the risks on our estimates of total costs to complete the contract.  Our cost estimates are based on assumptions that include the complexity of the work, our employee labor costs, the cost of materials, and the performance of our subcontractors.  These cost estimates are subject to change as we perform under the contract and as a result, the timing of revenues and amount of profit on a contract may change as there are changes in estimated costs to complete the contract.  Such adjustments are recognized on a cumulative catch-up basis in the period we identify the changes.

Revenues for time and materials contracts are recorded based on the amount for which we have the right to invoice our customers, because the amount directly reflects the value of our work performed to the customer. Time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

(2) Revenue

Disaggregated Revenue
Our revenues are derived from contract services performed for United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to our clients. Our customers also include various other government agencies and commercial entities.

A summary of revenues for our operating groups by customer for the three months ended March 31, 2018 is as follows (in thousands):

Customer	Supply Chain Management	Aviation	Federal Services	Total
U. S. Postal Services	$44,031	$—	$—	$44,031
DoD	8,176	1,215	78,262	87,653
Commercial	3,386	31,535	202	35,123
Other Government	271	—	9,819	10,090
Total revenues	$55,864	$32,750	$88,283	$176,897

A summary of revenues for our operating groups by contract type for the three months ended March 31, 2018 is as follows (in thousands):

Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-Type	$—	$397	$51,121	$51,518
Fixed-price	55,864	19,504	15,139	90,507
Time and materials	—	12,849	22,023	34,872
Total revenues	$55,864	$32,750	$88,283	$176,897

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

Contract Balances
Billed receivables, unbilled receivables (contract assets), and contract liabilities are the results of revenue recognition, customer billing, and timing of payment receipts. Billed receivables, net, represent unconditional rights to consideration under the terms of the contract and include amounts billed and currently due from our customers. Unbilled receivables represent our right to consideration in exchange for goods or services that we have transferred to the customer prior to us having the right to payment for such goods or services. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time.
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables decreased from $47.6 million at adoption of ASC 606 on January 1, 2018 to $34.0 million at March 31, 2018, primarily due to billings in excess of revenue recognition. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, decreased from $9.8 million at adoption of ASC 606 on January 1, 2018 to $4.6 million at March 31, 2018, primarily due to revenue recognized in excess of advance payments received. For the three months ended March 31, 2018, we recognized revenue of $6.5 million that was previously included in the beginning balance of contract liabilities.

Performance Obligations
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for 57% of our revenues for the three months ended March 31, 2018, primarily related to revenues in our Federal Services Group and for MRO services in our Aviation Group. Revenues from products and services transferred to customers at a point in time accounted for 43% of our revenues for the three months ended March 31, 2018. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Supply Chain Management and Aviation groups.
As of March 31, 2018, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $261 million. Performance obligations expected to be satisfied within one year and greater than one year are 97% and 3%, respectively. We have applied the practical expedient for certain contracts to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material.

(3) Debt

We have a loan agreement with a group of banks to provide working capital support, letters of credit and finance acquisitions. The loan agreement, which was amended in January 2018 and expires in January 2023, is comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the inception of the amended loan agreement of approximately $1.7 million were capitalized and are being amortized over the five-year life of the loan.

Our required term loan payments after March 31, 2018 are approximately $7.5 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15 million in 2022, and $41.2 million in 2023. The amount of term loan borrowings outstanding as of March 31, 2018 was $100.0 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of March 31, 2018 was $300 million. Subject to the terms of the loan agreement, we may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $65.0 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2018. We had approximately $79.3 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2017.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $100 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were $165.0 million and $173.7 million, as of March 31, 2018 and December 31, 2017, respectively. These amounts exclude unamortized deferred financing costs of approximately $2.6 million and $1.1 million as of March 31, 2018 and December 31, 2017. The fair value of outstanding debt as of March 31, 2018 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2018, the LIBOR base margin was 1.75% and the base rate base margin was 0.50%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the January 2018 amendment date of the agreement. As a result, we executed interest rate swap agreements in February 2015 and February 2018. The notional amount of the interest rate swap agreements was $50 million and $85 million as of March 31, 2018 and December 31, 2017, respectively.

After taking into account the impact of interest rate swap agreements, as of March 31, 2018, interest rates on portions of our outstanding debt ranged from 3.00% to 5.25%, and the effective interest rate on our aggregate outstanding debt was 3.53%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.5 million and $1.9 million for the quarters ended March 31, 2018 and 2017, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at March 31, 2018.

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

	Three months ended March 31,
	2018	2017
Basic weighted average common shares outstanding	10,860,555	10,822,669
Effect of dilutive shares	35,949	26,758
Diluted weighted average common shares outstanding	10,896,504	10,849,427

(5) Commitments and Contingencies

Contingencies

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against VSE subsidiaries, Kansas Aviation of Independence, L.L.C. and Prime Turbines LLC, and three other unrelated defendants. The other named defendants are Pratt & Whitney of Canada Corporation, Cessna Aircraft Company and Woodward Inc. The plaintiffs allege that on April 1, 2016, a plane crashed resulting in the death of three plaintiffs and serious injuries to six other plaintiffs and that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane engine prior to the crash. Plaintiffs are seeking monetary relief over $1.0 million from the defendants. Trial is scheduled for November 2018. VSE together with its insurance carrier, will aggressively defend the proceedings. While the results of legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated, we believe the likelihood that this lawsuit will have a material adverse effect on our results of operation, financial condition, or cash flows is remote.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

Other Matters

In addition to the above-referenced legal proceeding, we may have certain claims in the normal course of business, including legal proceedings, against us and against other parties. In our opinion, the resolution of these other claims will not have a material adverse effect on our results of operations, financial position, or cash flows. However, because the results of any legal proceedings cannot be predicted with certainty, the amount of loss, if any, cannot be reasonably estimated.

Further, from time-to-time, government agencies investigate whether our operations are being conducted in accordance with applicable contractual and regulatory requirements. Government investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action against us. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our results of operations, financial condition, or cash flows.

(6) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under three reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") and direct sales to the United States Postal Service ("USPS"), the United States Department of Defense ("DoD") and to other commercial customers.

Aviation Group – Our Aviation Group provides maintenance, repair and overhaul ("MRO") services, parts supply and distribution, and supply chain solutions for general aviation jet aircraft engines and engine accessories.

Federal Services Group – Our Federal Services Group provides engineering, industrial, logistics, foreign military sales, legacy equipment sustainment services, IT and technical and consulting services primarily to DoD and other government agencies.

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

Our segment information for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

	Three months
	2018	2017
Revenues:
Supply Chain Management Group	$55,864	$56,085
Aviation Group	32,750	32,354
Federal Services Group	88,283	108,855
Total revenues	$176,897	$197,294

Operating income:
Supply Chain Management Group	$7,596	$8,483
Aviation Group	2,261	2,336
Federal Services Group	2,478	3,918
Corporate/unallocated expenses	(742)	(541)
Operating income	$11,593	$14,196

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

Customer Information

Our revenues by customer is as follows (dollars in thousands):

	Three months ended March 31,
Customer	2018	%	2017	%
U.S. Postal Service	$44,031	24.9%	$46,469	23.6%

U.S. Navy	42,585	24.1%	52,496	26.6%
U.S. Army	42,787	24.2%	54,101	27.4%
U.S. Air Force	2,281	1.3%	1,018	0.5%
Total - DoD	87,653	49.6%	107,615	54.5%

Commercial aviation	31,535	17.8%	31,804	16.1%
Other commercial	3,588	2.0%	3,129	1.6%
Total - Commercial	35,123	19.8%	34,933	17.7%

Other government	10,090	5.7%	8,277	4.2%

Total	$176,897	100%	$197,294	100%

(7) Goodwill and Intangible Assets

Changes in goodwill for the three months ended March 31, 2018 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2017	$63,190	$30,883	$104,549	$198,622

Balance as of March 31, 2018	$63,190	$30,883	$104,549	$198,622

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million and $4.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

Intangible assets, net were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2018
Contract and customer-related	$173,094	$(76,222)	$(1,025)	$95,847
Acquired technologies	12,400	(7,687)	—	4,713
Trade names	16,670	(10,325)	—	6,345
Total	$202,164	$(94,234)	$(1,025)	$106,905

December 31, 2017
Contract and customer-related	$173,094	$(72,937)	$(1,025)	$99,132
Acquired technologies	12,400	(7,406)	—	4,994
Trade names	16,670	(9,887)	—	6,783
Total	$202,164	$(90,230)	$(1,025)	$110,909

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2018	Fair Value December 31, 2017
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$395	$389
Interest rate swap agreements	Other current assets	Level 2	$524	$294

Non-COLI assets held in the deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. The fair value of the swap agreements was approximately $524 thousand and $294 thousand at March 31, 2018 and December 31, 2017, respectively. The offset, net of an income tax effect of approximately $132 thousand and $113 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of March 31, 2018 and December 31, 2017, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

(9) Income Taxes

Our effective tax rate was 25.1% and 38.0% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 which reduced the statutory U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

While we substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. During the three months ended March 31, 2018, we did not identify any adjustment to the net one-time charge for the period ending December 31, 2017 related to the Tax Act.

(10) Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Act from accumulated other comprehensive income to retained earnings. The new standard is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. We currently are assessing the impact that this standard will have on our consolidated financial statements.

 In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The new standard is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. We currently are assessing the impact that this standard will have on our consolidated financial statements.

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

Aviation Group - Our Aviation Group provides parts supply and distribution, supply chain solutions, and MRO services for general aviation jet aircraft engines and engine accessories. This group offers a range of complementary services and supplies to a diversified client base of corporate and private aircraft owners, regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

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

Concentration of Revenues
(dollars in thousands)
	For the three months ended March 31,
	2018		2017
Source of Revenue	Revenues	%	Revenues	%
USPS	$44,031	25	$46,469	23
FMS Program	37,964	21	47,147	24
Other	94,902	54	103,678	53
Total revenues	$176,897	100	$197,294	100

Management Outlook

Federal government budget uncertainties in the fourth quarter of 2017 and first quarter of 2018 affected the timing of funding on our government programs. We experienced delays in our funding activity on our FMS program, which, when combined with the completion of the transfer of two frigates to Taiwan and completion of work on two of our U. S. Army programs in 2017, has resulted in a decline in our Federal Services Group revenues on a year over year basis in the first quarter of 2018.

Our Supply Chain Management Group continues to increase revenues from parts sales and supply chain and inventory management support services to DoD and commercial clients. First quarter revenues from DoD and other government agencies and commercial customers has increased 21% from 2017 to 2018. Our investment in resources and management efforts to diversify and expand our Supply Chain Management Group’s operational capacity, market channels, and client base has resulted in the capture of new commercial customers in recent years. Our commercial client base now includes companies in food distribution, oil field services, waste management, linen and uniform, commercial long haul shipping, bus transportation, and other clients that have vehicle fleets required to meet mission critical delivery or service schedules. We are also capturing new customers and increasing revenue using e-commerce solutions. We look forward to further developing these new client relationships and expect them to generate a more significant portion of our revenue profile in the future.

We continue to closely monitor the USPS delivery vehicle procurement efforts and are positioning ourselves to support both newly procured vehicles as they are placed in service and aging vehicles that remain in service. While it will likely be several years before the planned custom next-generation delivery vehicle is placed in service in significant numbers, the USPS has begun some shorter term annual vehicle acquisitions through the procurement of commercial off-the-shelf ("COTS") mass-market vehicles and the retirement of some of its aging COTS vehicles. While we cannot predict with certainty the impact of the USPS delivery vehicle procurement and retirement transition cycle on our future revenues, we believe that our years of service and knowledge of this client’s needs strategically position us to continue to serve as a key vehicle fleet sustainment partner. We will remain agile and support this client during its complex vehicle transition initiatives.

We look forward to achieving results from our revenue enhancement initiatives in our Aviation Group in 2018. In conjunction with our Federal Services Group, we extended our gas turbine MRO competency to maritime applications in 2017 and we are pursuing additional opportunities for this competency. Our recently established Singapore operation received inventory on an agreement with a key original equipment manufacturer that provides us the opportunity to expand our geographic distribution footprint and extend both current and new product lines to new markets. Revenues and operating income for our Aviation Group may experience fluctuations due to market demand and the mix of products sold.

The Tax Act which became effective in 2018 will positively affect net income and cash flow. We reduced our bank debt during the first quarter of 2018 by approximately $9 million. In January 2018, we amended our bank loan agreement to extend the maturity date on our bank debt and increase our borrowing commitments. This strengthens our balance sheet, enhances our liquidity, and positions us to better support our current business and strategic efforts.

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

A summary of our bookings and revenues for our Federal Services Group for the three months ended March 31, 2018 and 2017, and funded contract backlog as of March 31, 2018 and 2017 was as follows (in millions):

	2018	2017
Bookings	$33	$148
Revenues	$88	$109
Funded Contract Backlog	$261	$359

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 10 of the Notes to our Unaudited Consolidated Financial Statements in this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our 2017 Form 10-K for a full discussion of our critical accounting policies. Effective January 1, 2018, we adopted ASC 606, which changed the way we recognize revenue for certain contracts. See Nature of Business and Basis of Presentation in Note 1 of the Notes to our Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for changes to our critical accounting policies as a result of adopting ASC 606.

Revenue by Contract Type

Federal government contract work is performed by our Federal Services Group under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (dollars in thousands):

	Three months ended March 31,
Contract Type	2018	%	2017	%
Cost-type	$51,121	29	$59,424	30
Fixed-price	15,139	9	27,097	14
Time and materials	22,023	12	22,334	11
Total Federal Services revenues	88,283	50	108,855	55
Supply Chain Management and Aviation revenues	88,614	50	88,439	45
Total revenues	$176,897	100	$197,294	100

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

Based on the results of the annual and interim impairment analysis performed, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our cash flow projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value could be adversely affected by other market factors such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increase in the carrying value of this reporting unit. The carrying value of VSE Aviation as of March 31, 2018 included goodwill of approximately $104.5 million.

The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 12% during our annual impairment test. Akimeka had experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. These factors have been considered in the projections used in our impairment analysis. Based on the results of our analysis, our assessment is that we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increases in carrying value of this reporting unit. The carrying value of Akimeka as of March 31, 2018 included goodwill of approximately $29.8 million

We also review the recoverability of our long-lived intangible assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, we assessed the recoverability of the long-lived intangible assets with finite lives at our VSE Aviation and Akimeka reporting units as of December 31, 2017. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived intangible assets with finite lives, we determined that their carrying values were recoverable.

As of March 31, 2018, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2018	2017	Months
Revenues	$176,897	$197,294	$(20,397)
Costs and operating expenses	165,304	183,098	(17,794)
Operating income	11,593	14,196	(2,603)
Interest expense, net	2,175	2,435	(260)
Income before income taxes	9,418	11,761	(2,343)
Provision for income taxes	2,366	4,468	(2,102)
Net income	$7,052	$7,293	$(241)

Our revenues decreased approximately $20 million or 10%, for the first quarter of 2018, as compared to the same period of 2017. The change in revenues resulted primarily from a decrease in our Federal Services Group revenues of approximately $21 million. Revenues from our Supply Chain Management Group and our Aviation Group were substantially unchanged.

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

Our costs and operating expenses decreased approximately $18 million or 10% for the first quarter of 2018, as compared to the same period of 2017. This decrease in costs and operating expenses resulted primarily from a decrease in our Federal Services Group costs and operating expenses of approximately $19 million. Costs and operating expenses from our Supply Chain Management Group and our Aviation Group were substantially unchanged.

Our operating income decreased approximately $2.6 million or 18% for the first quarter of 2018, as compared to the same period of 2017. Operating income from our Federal Services Group decreased approximately $1.4 million. Operating income from our Supply Chain Management Group decreased approximately $900 thousand. Operating income from our Aviation Group decreased approximately $75 thousand.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $260 thousand for the first quarter of 2018 as compared to the same period of 2017, due primarily to a decrease in our average level of bank borrowing in 2018. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this financing lease in the first quarter of 2018 was approximately $351 thousand, as compared to $372 thousand for the same period of 2017.

Our effective tax rate was 25.1% and 38.0% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective income tax rate is primarily due to the Tax Act that reduced the statutory U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2018	2017	Months
Revenues	$55,864	$56,085	$(221)
Costs and operating expenses	48,268	47,602	666
Operating income	$7,596	$8,483	$(887)
Profit percentage	13.6%	15.1%

Revenues for our Supply Chain Management Group remained substantially unchanged for the first quarter of 2018 as compared to the same period of 2017. Revenues from sales to the USPS decreased approximately $2.2 million and revenues from sales to other customers, including sales to government and commercial customers, increased approximately $2 million or 21% for the first quarter of 2018 as compared to the same period of 2017. Costs and operating expenses increased by approximately $666 thousand or 1% for the first quarter, primarily due to the change in the mix of our revenues.

Operating income decreased by approximately $887 thousand or 10% for the first quarter of 2018 as compared to the same period of 2017. Lower margins were attributable to increased competition for our USPS vehicle parts sales and to lower margins typically associated with DoD sales.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2018	2017	Months
Revenues	$32,750	$32,354	$396
Costs and operating expenses	30,489	30,018	471
Operating income	$2,261	$2,336	$(75)
Profit percentage	6.9%	7.2%

Revenues for our Aviation Group remained substantially unchanged for the first quarter of 2018 as compared to the same period of 2017. Revenues from the distribution of new parts and work on engine accessories increased and revenues from engine MRO work and the sale of serviceable parts declined. Costs and operating expenses remained substantially unchanged for the first quarter of 2018 as compared to the same period of 2017, in line with the revenue trend.

Our operating income decreased approximately $75 thousand or 3% for the first quarter of 2018, as compared to the same period of 2017. Operating income decreased from engine MRO work and the sale of serviceable parts and operating income increased from the distribution of new parts and work on engine accessories.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2018	2017	Months
Revenues	$88,283	$108,855	$(20,572)
Costs and operating expenses	85,805	104,937	(19,132)
Operating Income	$2,478	$3,918	$(1,440)
Profit percentage	2.8%	3.6%

Revenues for our Federal Services Group decreased approximately $20.6 million or 19% for the first quarter of 2018, as compared to the same period of 2017. Items affecting our first quarter revenue on a year to year comparative basis include a decrease of approximately $10.7 million in revenues on our FMS Program, a net decrease in revenues of approximately $9.7 million on two U. S. Army contracts that were completed, and changes in the level of work on other program efforts.

Costs and operating expenses decreased approximately $19 million or 18% for the first quarter of 2018, as compared to the same period of 2017. The decrease in costs and operating expenses are primarily attributable to the decreased level of work associated with our revenue decline.

Operating income decreased by approximately $1.4 million or 37% for the first quarter of 2018, compared to the same period of 2017. The decrease in operating income resulted primarily from a decrease in award fee income on our FMS Program of approximately $1.6 million and from changes in the level of activity on other programs. Award fee evaluations on our FMS program occur three times per year. Prior to 2018, we recognized award fee revenue and income in the period we received contractual notification of the award, which typically occurred in the first, second, and fourth quarters. The adoption of ASC 606 in January 2018 required award fees to be recognized as the performance obligation is satisfied, resulting in the recognition of award fee revenue and income for the year over four quarters instead of three times per year. Also, our award fee associated with work performed during the final award fee period of 2017 will not be recognized in our revenue or income in 2018, rather those award fees earned resulted in an increase to our retained earnings as of January 1, 2018 based on the transition guidance of ASC 606.

Financial Condition

There has been no material adverse change in our financial condition in the first quarter of 2018. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately three thousand during the first quarter of 2018.

Cash provided by operating activities increased approximately $12.6 million in the first quarter of 2018 as compared to the first quarter of 2017. The change is primarily attributable to an increase of approximately $12.4 million due to changes in the levels of operating assets and liabilities, an increase of approximately $458 thousand in non-cash operating activities, and a decrease of approximately $241 thousand in cash provided by net income.

Our levels of inventory, accounts receivable and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations. A significant portion of our inventory and accounts payable increases for the first quarter of 2018 resulted from increased strategic inventory purchases.

Cash used in investing activities increased approximately $639 thousand in the first quarter of 2018 as compared to the first quarter of 2017. Cash used in investing activities in 2018 and 2017consisted primarily of purchases of property and equipment.

Cash used in financing activities increased approximately $12.0 million in the first quarter of 2018 as compared to the first quarter of 2017. Cash used in financing activities in 2018 and 2017 consisted primarily of bank borrowing repayments, debt financing costs associated with the amendment, and payment of dividends.

We paid cash dividends totaling approximately $759 thousand or $0.07 per share in the first quarter of 2018. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable, and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable, and accounts payable can impact our liquidity. Our inventory and accounts payable levels can be affected by the timing of large strategic inventory purchases. Our accounts receivable and accounts payable levels can be affected by changes in the level of contract work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding.

We also purchase property and equipment; invest in expansion, improvement, and maintenance of our operational and administrative facilities; and invest in the acquisition of other companies.

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement, which was amended in January 2018 and expires in January 2023, is comprised of a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Our outstanding debt of approximately $162.4 million as of March 31, 2018 was net of unamortized deferred financing costs of approximately $2.6 million.

The term loan requires quarterly installment payments. Our required term loan payments after March 31, 2018 are approximately $7.5 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022, and $41.2 million in 2023. The amount of term loan borrowings outstanding as of March 31, 2018 was $100 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of March 31, 2018 was $300 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $65.0 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2018. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2018, the LIBOR base margin was 1.75% and the base rate base margin was 0.50%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the date of the amendment. As a result, we have executed compliant interest rate hedges. As of March 31, 2018, interest rates on portions of our outstanding debt ranged from 3.00% to 5.25% and the effective interest rate on our aggregate outstanding debt was 3.53%.

Our loan agreement contains collateral requirements to secure our loan obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at March 31, 2018.

	Current Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.00 to 1	2.16 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	2.20 to 1

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. This swap amount decreases in increments on an annual basis. As of March 31, 2018, the amount of this swap was $40 million and we pay an effective interest rate of 1.25% plus our base margin on the debt matched to it. In February 2018, we entered into a LIBOR based interest rate swap on our term loan for a term of three years with a notional amount of $10 million for the first year and $50 million for the second and third years. We pay an effective interest rate of 2.54% plus our base margin on the debt matched to this swap.

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

There was no change in our internal control over financial reporting during our first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION
Date:	May 2, 2018	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer
(Principal Executive Officer)

Date:	May 2, 2018	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)