Form 10-Q
period 2018-06-30
VSE CORP
filed 2018-07-27
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of July 20, 2018: 10,881,106

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$624	$624
Receivables, net	54,629	55,760
Unbilled receivables, net	37,955	42,577
Inventories, net	164,390	132,591
Other current assets	13,551	16,988
Total current assets	271,149	248,540

Property and equipment, net	52,670	55,146
Intangible assets, net	102,901	110,909
Goodwill	198,622	198,622
Other assets	15,401	15,796
Total assets	$640,743	$629,013

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$9,468	$6,960
Accounts payable	57,648	66,015
Accrued expenses and other current liabilities	32,619	40,243
Dividends payable	870	759
Total current liabilities	100,605	113,977

Long-term debt, less current portion	171,857	165,614
Deferred compensation	18,028	16,323
Long-term lease obligations, less current portion	19,765	20,581
Deferred tax liabilities	19,172	19,423
Total liabilities	329,427	335,918

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,881,106 and 10,838,747, respectively	544	542
Additional paid-in capital	26,490	24,470
Retained earnings	283,767	267,902
Accumulated other comprehensive income	515	181
Total stockholders' equity	311,316	293,095
Total liabilities and stockholders' equity	$640,743	$629,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Products	$90,119	$89,254	$178,792	$178,271
Services	80,275	104,606	168,499	212,883
Total revenues	170,394	193,860	347,291	391,154

Costs and operating expenses:
Products	75,834	74,222	150,560	148,928
Services	75,971	100,150	161,726	204,094
Selling, general and administrative expenses	730	479	1,549	923
Amortization of intangible assets	4,004	4,004	8,008	8,008
Total costs and operating expenses	156,539	178,855	321,843	361,953

Operating income	13,855	15,005	25,448	29,201

Interest expense, net	2,182	2,376	4,357	4,811

Income before income taxes	11,673	12,629	21,091	24,390

Provision for income taxes	2,922	4,822	5,288	9,290

Net income	$8,751	$7,807	$15,803	$15,100

Basic earnings per share	$0.80	$0.72	$1.45	$1.39

Basic weighted average shares outstanding	10,881,106	10,838,435	10,870,887	10,830,595

Diluted earnings per share	$0.80	$0.72	$1.45	$1.39

Diluted weighted average shares outstanding	10,918,927	10,861,769	10,907,777	10,855,632

Dividends declared per share	$0.08	$0.07	$0.15	$0.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$8,751	$7,807	$15,803	$15,100

Change in fair value of interest rate swap agreements, net of tax	123	(24)	334	69

Other comprehensive income (loss), net of tax	123	(24)	334	69

Comprehensive income	$8,874	$7,783	$16,137	$15,169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,803	$15,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,723	13,204
Deferred taxes	(888)	(974)
Stock-based compensation	1,676	1,464
Changes in operating assets and liabilities:
Receivables, net	1,131	6,412
Unbilled receivables, net	9,604	13,861
Inventories, net	(34,352)	528
Other current assets and noncurrent assets	4,227	9,725
Accounts payable and deferred compensation	(6,164)	(39,511)
Accrued expenses and other current liabilities	(6,568)	(105)
Long-term lease obligations	(816)	(667)

Net cash (used in) provided by operating activities	(3,624)	19,037

Cash flows from investing activities:
Purchases of property and equipment	(1,880)	(1,252)
Proceeds from the sale of property and equipment	46	400

Net cash used in investing activities	(1,834)	(852)

Cash flows from financing activities:
Borrowings on loan agreement	359,554	181,673
Repayments on loan agreement	(349,534)	(197,142)
Payment of debt financing costs	(1,692)	—
Payments on capital lease obligations	(707)	(627)
Payments of taxes for equity transactions	(641)	(500)
Dividends paid	(1,522)	(1,300)

Net cash provided by (used in) financing activities	5,458	(17,896)

Net (decrease) increase in cash and cash equivalents	—	289
Cash and cash equivalents at beginning of period	624	428
Cash and cash equivalents at end of period	$624	$717

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information refer to the consolidated financial statements and footnotes thereto included in our 2017 Form 10-K.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASC 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018, including the aggregate effect of modifications to such contracts through January 1, 2018. We recognized the cumulative effect of initially applying the new standard through an increase to the opening balance of retained earnings of $1.7 million. The primary effects of adopting ASC 606 are: (1) the timing of when we recognize revenue on our contracts with award fees, which previously was based on when we received customer authorization, changed to recognition of the award fees to the extent that it is probable that a significant reversal will not occur as the related performance obligation is satisfied, resulting in revenue being recognized earlier in the contract period, (2) the timing of when we recognize revenues and costs on maintenance, repair and overhaul ("MRO") services for aviation clients and certain fixed price delivery contracts, which changed from the date of delivery to recognition over time as control of the good or service transfers to the customer and progress is made to satisfy the performance obligation, and (3) the pattern in which we recognize revenue on certain fixed price services contracts changed from a straight-line basis over the contract period to measuring progress using input measures, such as costs incurred. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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
June 30, 2018

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

In accordance with the new revenue standard requirements for entities adopting ASC 606 using the modified retrospective method, the disclosure of the impact of adoption on our unaudited consolidated balance sheet as of June 30, 2018 and statement of income for the three months and six months ended June 30, 2018 was as follows (in thousands):

Balance Sheet

	As Reported	Without Adoption of ASC 606
Assets:
Unbilled receivables, net	$37,955	$31,294
Inventories, net	$164,390	$167,958
Other current assets	$13,551	$13,551

Liabilities:
Accrued expenses and other current liabilities	$32,619	$32,619
Deferred tax liabilities	$19,172	$18,386

Stockholders’ equity:
Retained earnings	$283,767	$281,460

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

Statement of Income

	For the three months ended June 30, 2018		For the six months ended June 30, 2018
	As Reported	Without Adoption of ASC 606	As Reported	Without Adoption of ASC 606
Revenues:
Products	$90,119	$88,785	$178,792	$177,470
Services	$80,275	$80,120	$168,499	$167,986

Costs and operating expenses:
Products	$75,834	$74,841	$150,560	$149,545
Services	$75,971	$75,971	$161,726	$161,726

Provision for income taxes	$2,922	$2,796	$5,288	$5,080

Net income	$8,751	$8,381	$15,803	$15,191

Significant Accounting Policies Update

Our significant accounting policies are discussed in "Note 1: Nature of Business and Significant Accounting Policies" of our 2017 Form 10-K. Significant changes to our policies related to revenue recognition as a result of adopting ASC 606 are discussed below:

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

Substantially all of our Supply Chain Management Group revenue from the sale of vehicle parts to customers is recognized at the point in time of the transfer of control to the customer. Sales returns and allowances for vehicle parts are not significant.

Our Aviation Group revenues result from the sale of aircraft parts and performance of MRO services for private and commercial aircraft owners, other aviation MRO providers, and aviation original equipment manufacturers. Our Aviation Group recognizes revenues at a point in time for the sale of aircraft parts when control is transferred to the customer, which usually occurs when the parts are shipped. Our Aviation Group recognizes revenues for MRO services over time as the services are transferred to the customer. MRO services revenue recognized is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore the services transferred to date. Sales returns and allowances are not significant

Our Federal Services Group revenues result from professional and technical services, which we perform for customers on a contract basis. Revenue is recognized for performance obligations over time as we transfer the services to the customer. The three primary types of contracts used are cost-type, fixed-price and time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work related costs allowed under our contracts.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Variable consideration, typically in the form of an award fees, is included in the estimated transaction price, to the extent that it is probable that a significant reversal will not occur, when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment based on current facts and circumstances.

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

Revenues for time and materials contracts are recorded based on the amount for which we have the right to invoice our customers, because the amount directly reflects the value of our work performed for the customer. Time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

(2) Revenue

Disaggregated Revenue
Our revenues are derived from contract services performed for United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to our clients. Our customers also include various other government agencies and commercial entities.

A summary of revenues for our operating groups by customer for the three and six months ended June 30, 2018 is as follows (in thousands):

	Three months ended June 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
U.S. Postal Services	$43,089	$—	$—	$43,089
DoD	7,525	1,025	73,637	82,187
Commercial	3,413	34,037	31	37,481
Other Government	236	742	6,659	7,637
	$54,263	$35,804	$80,327	$170,394

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

	Six months ended June 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
U.S. Postal Services	$87,120	$—	$—	$87,120
DoD	15,701	2,240	151,899	169,840
Commercial	6,799	65,572	233	72,604
Other Government	507	742	16,478	17,727
	$110,127	$68,554	$168,610	$347,291

A summary of revenues for our operating groups by contract type for the three and six months ended June 30, 2018 is as follows (in thousands):

	Three months ended June 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$701	$41,801	$42,502
Fixed-price	54,263	19,869	17,204	91,336
Time and materials	—	15,234	21,322	36,556
Total revenues	$54,263	$35,804	$80,327	$170,394

	Six months ended June 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$1,098	$92,922	$94,020
Fixed-price	110,127	39,373	32,343	181,843
Time and materials	—	28,083	43,345	71,428
Total revenues	$110,127	$68,554	$168,610	$347,291

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables decreased from $47.6 million at adoption of ASC 606 on January 1, 2018 to $38.0 million at June 30, 2018, primarily due to billings in excess of revenue recognized. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, decreased from $9.8 million at adoption of ASC 606 on January 1, 2018 to $3.9 million at June 30, 2018, primarily due to revenue recognized in excess of advance payments received. For the three and six months ended June 30, 2018, we recognized revenue of $1.2 million and $7.7 million that was previously included in the beginning balance of contract liabilities.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

Performance Obligations
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for approximately 57% of our revenues for the three and six months ended June 30, 2018, primarily related to revenues in our Federal Services Group and for MRO services in our Aviation Group. Revenues from products and services transferred to customers at a point in time accounted for approximately 43% of our revenues for the three and six months ended June 30, 2018. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Supply Chain Management and Aviation groups.
As of June 30, 2018, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $339 million. Performance obligations expected to be satisfied within one year and greater than one year are 96% and 4%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material.

(3) Debt

We have a loan agreement with a group of banks to provide working capital support, letters of credit and finance acquisitions. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the inception of the amended loan agreement of approximately $1.7 million were capitalized and are being amortized over the five-year life of the loan.

Our required term loan payments after June 30, 2018 are approximately $5.0 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15 million in 2022, and $41.2 million in 2023. The amount of term loan borrowings outstanding as of June 30, 2018 was $97.5 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of June 30, 2018 was $300 million. Subject to the terms of the loan agreement, we may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $86.2 million in revolving loan amounts outstanding and $22 thousand in letters of credit outstanding as of June 30, 2018. We had approximately $79.3 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2017.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were $183.7 million and $173.7 million, as of June 30, 2018 and December 31, 2017, respectively. These amounts exclude unamortized deferred financing costs of approximately $2.4 million and $1.1 million as of June 30, 2018 and December 31, 2017. The fair value of outstanding debt as of June 30, 2018 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2018, the LIBOR base margin was 1.75% and the base rate base margin was 0.50%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the January 2018 amendment date of the agreement. We executed interest rate swap agreements in February 2015 and February 2018. The notional amount of the interest rate swap agreements was $50 million and $85 million as of June 30, 2018 and December 31, 2017, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

After taking into account the impact of interest rate swap agreements, as of June 30, 2018, interest rates on portions of our outstanding debt ranged from 3.00% to 5.50%, and the effective interest rate on our aggregate outstanding debt was 3.77%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.7 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.2 million and $3.8 million for the six months ended June 30, 2018 and 2017, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at June 30, 2018.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	10,881,106	10,838,435	10,870,887	10,830,595
Effect of dilutive shares	37,821	23,334	36,890	25,037
Diluted weighted average common shares outstanding	10,918,927	10,861,769	10,907,777	10,855,632

(5) Commitments and Contingencies

Contingencies

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against VSE subsidiaries, Kansas Aviation of Independence, L.L.C. and Prime Turbines LLC, and three other unrelated defendants. The other named defendants are Pratt & Whitney of Canada Corporation, Cessna Aircraft Company and Woodward Inc. The plaintiffs allege that on April 1, 2016, a plane crashed resulting in the death of three plaintiffs and serious injuries to six other plaintiffs and that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane engine prior to the crash. Plaintiffs are seeking monetary relief over $1.0 million from the defendants. Trial is scheduled for November 2018. VSE together with its insurance carrier, will aggressively defend the proceedings. While the results of legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated at this time, we believe the likelihood that this lawsuit will have a material adverse effect on our results of operation, financial condition, or cash flows is remote.

On or about April 19, 2018 Joseph Waggoner and Clifford Tefteller, on behalf of themselves and all similarly situated individuals, filed a lawsuit against VSE Corporation, XOTECH Solutions, LLC (Tefteller's employer) and White's Paint and Blast (Waggoner's employer) in the United State District Court, Eastern District of Texas, Texarkana Division, alleging overtime compensation entitlement at a rate of one and on-half times their regular rate of pay for all hours worked over 40 hours in a workweek. The plaintiffs are seeking to certify the case as a collective action for similarly situated individuals. The plaintiffs work under a contract between defendants and the United States Army at the Red River Army Depot in Texas. The plaintiffs assert that employees' fifteen minute unpaid work breaks should have been included as "working hours" for the purposes of calculating overtime. While the results of legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated at this time, we believe the likelihood that this lawsuit will have a material adverse effect on our results of operation, financial condition, or cash flows is remote.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

In a letter dated May 21, 2018, Dyncorp International ("Dyncorp") notified VSE's subsidiary Prime Turbines LLC that the U.S. Air Force ("USAF") had filed a claim against Dyncorp for approximately $27 million in respect of work performed by Dyncorp and Prime Turbines in support of the USAF program for servicing fuel nozzle tips on aircraft engines. Dyncorp's notification also asserts that Dyncorp believes any liability arising from the USAF claim will be borne by Prime Turbines under its agreement dated August 21, 2013, with Dyncorp. As the events leading to the USAF claim against Dyncorp, including the work performed by Prime Turbines as a subcontractor, occurred prior to VSE's acquisition of Prime Turbines in January 2015, VSE notified the sellers of Prime Turbines of the Dyncorp and USAF claims and VSE's intention to seek restitution from the sellers for any damages arising from such claims. While the sellers have not acknowledged any liability in respect of Dyncorp's claim against Prime Turbines, they have assumed the defense of such claim under the acquisition agreement between the sellers and VSE. VSE believes that Dyncorp and Prime Turbines together with its insurance carrier, will appeal the USAF claim against Dyncorp and will otherwise aggressively defend against such claim. While the results of any resulting legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated at this time, we believe the likelihood that this claim will have a material adverse effect on our results of operation, financial condition, or cash flows is remote.

Other Matters

In addition to the above-referenced legal proceedings and Dyncorp claim, we may have certain claims in the normal course of business, including legal proceedings, against us and against other parties. In our opinion, the resolution of these other claims will not have a material adverse effect on our results of operations, financial position, or cash flows. However, because the results of any legal proceedings cannot be predicted with certainty, the amount of loss, if any, cannot be reasonably estimated.

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

Aviation Group – Our Aviation Group provides maintenance, repair and overhaul ("MRO") services, parts supply and distribution, and supply chain solutions for commercial aviation and business and general aviation jet aircraft engines and engine accessories.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

Our segment information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Supply Chain Management Group	$54,263	$56,404	$110,127	$112,489
Aviation Group	35,804	32,590	68,554	64,944
Federal Services Group	80,327	104,866	168,610	213,721
Total revenues	$170,394	$193,860	$347,291	$391,154

Operating income:
Supply Chain Management Group	$8,168	$8,950	$15,764	$17,433
Aviation Group	2,846	2,579	5,107	4,915
Federal Services Group	3,606	3,992	6,084	7,910
Corporate/unallocated expenses	(765)	(516)	(1,507)	(1,057)
Operating income	$13,855	$15,005	$25,448	$29,201

Customer Information

Our revenues by customer is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
Customer	2018	%	2017	%	2018	%	2017	%
U.S. Postal Service	$43,089	25.3%	$45,959	23.7%	$87,120	25.1%	$92,428	23.6%

U.S. Navy	35,696	20.9%	52,030	26.8%	78,281	22.5%	104,526	26.7%
U.S. Army	41,548	24.4%	50,399	26.1%	84,335	24.3%	104,500	26.7%
U.S. Air Force	4,943	2.9%	1,822	0.9%	7,224	2.1%	2,840	0.7%
Total - DoD	82,187	48.2%	104,251	53.8%	169,840	48.9%	211,866	54.1%

Commercial aviation	34,037	20.0%	32,265	16.6%	65,572	18.9%	64,069	16.4%
Other commercial	3,444	2.0%	3,308	1.7%	7,032	2.0%	6,437	1.7%
Total - Commercial	37,481	22.0%	35,573	18.3%	72,604	20.9%	70,506	18.1%

Other government	7,637	4.5%	8,077	4.2%	17,727	5.1%	16,354	4.2%

Total	$170,394	100%	$193,860	100%	$347,291	100%	$391,154	100%

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

(7) Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2018 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2017	$63,190	$30,883	$104,549	$198,622

Balance as of June 30, 2018	$63,190	$30,883	$104,549	$198,622

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million and $8.0 million for the three and six months ended June 30, 2018 and June 30, 2017, respectively.

Intangible assets, net were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2018
Contract and customer-related	$173,094	$(79,506)	$(1,025)	$92,563
Acquired technologies	12,400	(7,969)	—	4,431
Trade names	16,670	(10,763)	—	5,907
Total	$202,164	$(98,238)	$(1,025)	$102,901

December 31, 2017
Contract and customer-related	$173,094	$(72,937)	$(1,025)	$99,132
Acquired technologies	12,400	(7,406)	—	4,994
Trade names	16,670	(9,887)	—	6,783
Total	$202,164	$(90,230)	$(1,025)	$110,909

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2018	Fair Value December 31, 2017
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$409	$389
Interest rate swap agreements	Other current assets	Level 2	$689	$294

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. The fair value of the swap agreements was approximately $689 thousand and $294 thousand at June 30, 2018 and December 31, 2017, respectively. The offset, net of an income tax effect of approximately $174 thousand and $113 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of June 30, 2018 and December 31, 2017, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

(9) Income Taxes

Our effective tax rate was 25.0% and 25.1% for the three and six months ended June 30, 2018, respectively, and 38.2% and 38.1% for the three and six months ended June 30, 2017, respectively. The decrease in our effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017 ("the Tax Act") which reduced the statutory U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

While we substantially completed our provisional analysis of the income tax effects of the Tax Act as of December 31, 2017 and recorded a reasonable estimate in 2017 of such effects, actual effects may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis of the impact of the Tax Act for 2017 over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. During the six months ended June 30, 2018, we did not identify any adjustment to the net one-time charge for the period ending December 31, 2017 related to the Tax Act.

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
June 30, 2018

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating our lease portfolio to assess the impact on our consolidated financial statements and evaluating our accounting policies and internal controls that would be impacted by the new standard. We expect to adopt the requirements of the new standard effective January 1, 2019.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified products distribution and services company that assists our clients in sustaining, extending the service life and improving the performance of their transportation, equipment and other assets and systems. We provide products distribution and sustainment services for mission critical legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), and other federal civilian agencies, commercial customers and other customers. Our largest customers are the DoD and USPS. Our operations include supply chain management solutions and parts supply for vehicle fleets; parts supply and maintenance, repair, and overhaul (“MRO”) services for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy and environmental services; IT and health care IT solutions; and consulting services.

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

Aviation Group - Our Aviation Group provides parts supply and distribution, supply chain solutions, and MRO services for commercial aviation and business and general aviation jet aircraft engines and engine accessories. This group offers a range of complementary services and supplies to a diversified client base of corporate and private aircraft owners, commercial and regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

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

Concentration of Revenues
(dollars in thousands)
	For the six months ended June 30,
	2018		2017
Source of Revenue	Revenues	%	Revenues	%
USPS	$87,120	25	$92,428	24
FMS Program *	69,443	20	97,632	25
Other	190,728	55	201,094	51
Total revenues	$347,291	100	$391,154	100
* Our Aviation Group utilizes the Federal Services Group's FMS Program to sell its gas turbine MRO services to the DoD.

Management Outlook

We continued to experience delays in government funding activity and a deferral of work performed on our FMS program in the second quarter resulting from procedural delays in processing delivery orders by our customer due to a change in personnel. This deferral of work, combined with the completion of the transfer of two frigates to Taiwan on this program in 2017, completion of work on two of our U.S. Army programs in 2017, and a reduction in the scope of work on our RRAD ERS contract in May 2018 has resulted in a decline in our Federal Services Group revenues on a year over year basis. The decline in operating income from these programs is less severe than the revenue decline due to the lower profit margins on these contracts.

We have invested in growth initiatives in our Aviation Group and these efforts have produced positive results. Our Singapore operation began generating revenue in the second quarter as we extend new product lines to new geographic and end-user markets. We have extended our agreement for exclusive distribution rights with a key Original Equipment Manufacturer to 2024. We believe these efforts will provide us with sustainable revenue sources with viable growth potential, and that the associated investment in increased inventory will be beneficial to our future results. Additionally, in conjunction with our Federal Services Group, we have taken our gas turbine MRO competency to the maritime market and we are pursuing additional opportunities for this competency. While revenues, operating income, and inventory may experience fluctuations due to market demand and the mix of products sold, we are optimistic about the near term direction for our Aviation Group.

Parts sales and supply chain and inventory management support services to DoD and commercial clients by our Supply Chain Management Group have shown steady increases on a year over year basis as we continue to capture and on-board new commercial customers. Our commercial client base now includes companies in food distribution, oil field services, waste management, linen and uniform, commercial long haul shipping, bus transportation, and other clients that have vehicle fleets required to meet mission critical delivery or service schedules. We also are capturing new customers and increasing revenue using e-commerce solutions. We look forward to further developing these new client relationships and expect them to reflect a more significant portion of our revenue profile in the future.

The USPS appears to have deferred maintenance on their vehicle fleet, and as a result our revenues from parts sales to the USPS for the first six months declined on a year over year basis. We continue to closely monitor the USPS delivery vehicle procurement efforts and are positioning ourselves to support both newly procured vehicles that are placed in service and aging vehicles that remain in service. While it will likely be several years before the planned custom next-generation USPS delivery vehicle is placed in service in significant numbers, the USPS has begun some shorter-term annual vehicle acquisitions through the procurement of commercial off-the-shelf ("COTS") mass-market vehicles and the retirement of some of its aging COTS vehicles. While we cannot predict with certainty the impact of the USPS delivery vehicle procurement and retirement transition cycle on our future revenues, we believe that our years of service and knowledge of this client’s needs strategically position us to continue to serve as a key vehicle fleet sustainment partner. We will remain agile and support this client during its complex vehicle transition initiatives.

Although inventory levels associated with supporting our Aviation growth initiatives increased during 2018, our borrowing increases have been modest and we continue to keep our total debt at reasonable levels. We remain well positioned to pursue further strategic initiatives.

Bookings and Funded Backlog

Revenues for federal government contract work performed by our Federal Services Group depend on contract funding (“bookings”), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that does not generate revenue due to contract expiration, reduction in work levels or de-obligation upon contract completion.

A summary of our bookings and revenues for our Federal Services Group for the six months ended June 30, 2018 and 2017, and funded contract backlog as of June 30, 2018 and 2017 was as follows (in millions):

	2018	2017
Bookings	$189	$281
Revenues	$169	$214
Funded Contract Backlog	$339	$386

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 10 of the Notes to our Unaudited Consolidated Financial Statements in this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our 2017 Form 10-K for a full discussion of our critical accounting policies. Effective January 1, 2018, we adopted ASC 606, which changed the way we recognize revenue for certain contracts. See Nature of Business and Basis of Presentation in Note 1 of the Notes to our Unaudited Consolidated Financial Statements in this report for changes to our critical accounting policies as a result of adopting ASC 606.

Revenue by Contract Type

Federal government contract work is performed by our Federal Services Group under three general government contract types. Revenues of our Supply Chain Management and Aviation groups are generated under ordering or sales agreements, and this revenue is not classified by government contract type. Our revenues are classified as follows (dollars in thousands):

	Six months ended June 30,
Contract Type	2018	%	2017	%
Cost-type	$92,922	27	$117,480	30
Fixed-price	32,343	9	50,826	13
Time and materials	43,345	13	45,415	12
Total Federal Services revenues	168,610	49	213,721	55
Supply Chain Management and Aviation revenues	178,681	51	177,433	45
Total revenues	$347,291	100	$391,154	100

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

Due to the lower clearance at the annual impairment test and the increase in the carrying value resulting from the decrease in our deferred tax liabilities as a result of the Tax Act, we performed an interim goodwill impairment analysis as of December 31, 2017. The result of this impairment analysis showed that VSE Aviation’s fair value exceeded its carrying value by approximately 2%.

Consistent with the annual impairment analysis, negative changes in key assumptions or a further increase in the carrying value may result in a future impairment of the VSE Aviation reporting unit's goodwill.

Based on the results of the annual and interim impairment analysis performed, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our cash flow projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value could be adversely affected by other market factors such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increase in the carrying value of this reporting unit. As of June 30, 2018 goodwill associated with VSE Aviation was approximately $104.5 million.

The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 12% during our annual impairment test. Akimeka had experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. These factors have been considered in the projections used in our impairment analysis. Based on the results of our analysis, our assessment is that we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increases in carrying value of this reporting unit. The carrying value of Akimeka as of June 30, 2018 included goodwill of approximately $29.8 million

We also review the recoverability of our long-lived intangible assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, we assessed the recoverability of the long-lived intangible assets with finite lives at our VSE Aviation and Akimeka reporting units as of December 31, 2017. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived intangible assets with finite lives, we determined that their carrying values were recoverable.

As of June 30, 2018, we have no intangible assets with indefinite lives and we had an aggregate of approximately $199 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Revenues	$170,394	$193,860	$347,291	$391,154	$(23,466)	$(43,863)
Costs and operating expenses	156,539	178,855	321,843	361,953	(22,316)	(40,110)
Operating income	13,855	15,005	25,448	29,201	(1,150)	(3,753)
Interest expense, net	2,182	2,376	4,357	4,811	(194)	(454)
Income before income taxes	11,673	12,629	21,091	24,390	(956)	(3,299)
Provision for income taxes	2,922	4,822	5,288	9,290	(1,900)	(4,002)
Net income	$8,751	$7,807	$15,803	$15,100	$944	$703

Our revenues decreased approximately $23 million or 12% for the second quarter of 2018, and approximately $44 million or 11%, for the first six months of 2018, as compared to the same periods of 2017. The change in revenues resulted primarily from a decrease in our Federal Services Group revenues of approximately $25 million for the quarter and $45 million for the six months. Revenues from our Supply Chain Management Group decreased approximately $2.1 million for the quarter and $2.4 for the six months. Revenues from our Aviation Group increased approximately $3.2 million for the quarter and $3.6 for the six months.

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

Our costs and operating expenses decreased approximately $22 million or 12% for the second quarter of 2018, and approximately $40 million or 11% for the first six months of 2018, as compared to the same periods of 2017. Costs and operating expenses for our Federal Services Group and our Supply Chain Management Group decreased for the quarter and the six months and costs and operating expenses for our Aviation Group increased for the quarter and the six months, consistent with the revenues for each group.

Our operating income decreased approximately $1.1 million or 8% for the second quarter of 2018, and approximately $3.8 million or 13% for the first six months of 2018, as compared to the same periods of 2017. Operating income from our Federal Services Group decreased for the second quarter and for the first six months of 2018. Operating income from our Supply Chain Management Group decreased for the second quarter and first six months of 2018. Operating income from our Aviation Group increased for the second quarter and first six months of 2018.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $454 thousand for the first six months of 2018, as compared to the same period of 2017, due primarily to a decrease in our average level of bank borrowing in 2018. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this financing lease for the three and six months ended June 30, 2018 was approximately $348 thousand and $699 thousand, respectively, as compared to $370 thousand and $742 thousand for the three and six months ended June 30, 2017, respectively.

Our effective tax rate was 25.0% and 25.1% for the three and six months ended June 30, 2018, respectively, and 38.2%and 38.1% for the three and six months ended June 30, 2017, respectively. The decrease in our effective income tax rate is primarily due to the Tax Act that reduced the statutory U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Revenues	$54,263	$56,404	$110,127	$112,489	$(2,141)	$(2,362)
Costs and operating expenses	46,095	47,454	94,363	95,056	(1,359)	(693)
Operating income	$8,168	$8,950	$15,764	$17,433	$(782)	$(1,669)
Profit percentage	15.1%	15.9%	14.3%	15.5%

Revenues for our Supply Chain Management Group decreased approximately $2.1 million or 4% for the second quarter and approximately $2.4 million or 2% for the first six months of 2018, as compared to the same periods of 2017. Revenues from sales to the USPS decreased approximately $2.9 million for the second quarter and approximately $5.1 million for the six months, as the USPS has appeared to defer maintenance on their vehicle fleet. Revenues from sales to other customers, including sales to government and commercial customers, increased approximately $743 thousand to $11.2 million for the second quarter and approximately $2.7 million to $23.0 million for the six months. Costs and operating expenses decreased by approximately $1.4 million or 3% for the second quarter and approximately $693 thousand or 1% for the first six months, primarily due to the decreased revenues.

Costs and operating expenses include allocated corporate costs, which increased approximately $200 thousand for the second quarter of 2018, and approximately $400 thousand for the first six months of 2018.
Operating income decreased by approximately $782 thousand or 9% for the second quarter and approximately $1.7 million or 10% for the first six months. The decreases in operating income and profit percentages were attributable to decreased USPS vehicle parts sales and lower margins typically associated with our DoD sales.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Revenues	$35,804	$32,590	$68,554	$64,944	$3,214	$3,610
Costs and operating expenses	32,958	30,011	63,447	60,029	2,947	3,418
Operating income	$2,846	$2,579	$5,107	$4,915	$267	$192
Profit percentage	7.9%	7.9%	7.4%	7.6%

Revenues for our Aviation Group increased approximately $3.2 million or 10% for the second quarter of 2018 and approximately $3.6 million or 6% for the six months ended June 30, 2018, as compared to the same periods of 2017. Revenues from the distribution of new parts and work on engine accessories increased and revenues from engine MRO work and the sale of serviceable parts declined. Costs and operating expenses increased approximately $2.9 million or 10% for the second quarter of 2018 and approximately $3.4 million or 6% for the six months ended June 30, 2018, in line with the revenue trend.

Costs and operating expenses include allocated corporate costs, which increased approximately $200 thousand for the second quarter of 2018, and approximately $300 thousand for the first six months of 2018.

Our operating income increased approximately $267 thousand or 10% for the second quarter of 2018, and approximately $192 thousand or 4% for the first six months of 2018, as compared to the same periods of 2017. The increases in operating income resulted primarily from the increases in revenues as profit margins remained consistent.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2018	2017	2018	2017	Months	Months
Revenues	$80,327	$104,866	$168,610	$213,721	$(24,539)	$(45,111)
Costs and operating expenses	76,721	100,874	162,526	205,811	(24,153)	(43,285)
Operating Income	$3,606	$3,992	$6,084	$7,910	$(386)	$(1,826)
Profit percentage	4.5%	3.8%	3.6%	3.7%

Revenues for our Federal Services Group decreased approximately $25 million or 23% for the second quarter of 2018 and approximately $45 million or 21% for the six months ended June 30, 2018, as compared to the same periods of 2017.

Significant items affecting our second quarter revenue on a year to year comparative basis include a decrease of approximately $17 million in revenues on our FMS Program, decreased revenues of approximately $5 million due to the completion of work on two of our U.S. Army programs in 2017, and decreased revenues of approximately $2 million on our RRAD ERS Program. Significant items affecting our first six months revenue on a year to year comparative basis include a decrease of approximately $27 million in revenues on our FMS Program, a net decrease in revenues of approximately $15 million on the two U.S. Army contracts that were completed, and decreased revenues of approximately $2 million on our RRAD ERS Program.

Costs and operating expenses decreased approximately $24 million or 24% for the second quarter of 2018 and approximately $43 million or 21% for the six months ended June 30, 2018, as compared to the same periods of 2017. The decreases in costs and operating expenses are primarily attributable to the decreased level of work in 2018.

Operating income decreased by approximately $386 thousand or 10% for the second quarter and approximately $1.8 million or 23% for the first six months of 2018, compared to the same periods of 2017. The decreases in operating income resulted primarily from a decrease in award fee income on our FMS Program of approximately $474 thousand for the quarter and $2.1 million for the six months, and from changes in the level of profits from other programs.

Award fee evaluations on our FMS program have occurred three times per year. Prior to 2018, we recognized award fee revenue and income in the period we received contractual notification of the award, which typically occurred in the first, second, and fourth quarters. The adoption of ASC 606 in January 2018 required award fees to be recognized as the performance obligation is satisfied, resulting in the recognition of award fee revenue and income for the year over four quarters instead of three times per year. Also, our award fee associated with work performed during the final award fee period of 2017 will not be recognized in our revenue or income in 2018, rather those award fees earned resulted in an increase to our retained earnings as of January 1, 2018 based on the transition guidance of ASC 606. Beginning in September 2017, our FMS contract was modified such that delivery orders issued subsequent to the modification would include a fixed fee instead of an award fee. Fixed fee revenue and income will be recognized as the costs associated with it are incurred.

Financial Condition

There has been no material adverse change in our financial condition in the first six months of 2018. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents did not change during the first six months of 2018.

Cash provided by operating activities decreased approximately $22.7 million in the first six months of 2018 as compared to the first six months of 2017. The change was primarily attributable to a decrease of approximately $23.2 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $183 thousand in non-cash operating activities, and an increase of approximately $703 thousand in cash provided by net income.

Our levels of inventory, accounts receivable, unbilled receivables, and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, unbilled receivables, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations. Our inventory increased by approximately $34.4 million for the first six months of 2018 primarily due to strategic inventory purchases for our Aviation Group. This increase in inventory was financed in part by cash flows from operating activities and in part by an increase in borrowings on our bank loan facility.

Cash used in investing activities increased approximately $982 thousand in the first six months of 2018 as compared to the first six months of 2017. Cash used in investing activities in 2018 and 2017 consisted primarily of purchases of property and equipment.

Cash provided by financing activities was approximately $5.5 million in the first six months of 2018 as compared to cash used in financing activities of approximately $17.9 million in the first six months of 2017. Cash provided by financing activities in 2018 and used in financing activities in 2017 consisted primarily of bank borrowing activities, debt financing costs associated with our bank loan amendment, and payment of dividends.

We paid cash dividends totaling approximately $1.5 million or $0.14 per share in the first six months of 2018. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Our outstanding debt of approximately $181.3 million as of June 30, 2018 was net of unamortized deferred financing costs of approximately $2.4 million.

The term loan requires quarterly installment payments. Our required term loan payments after June 30, 2018 are approximately $5.0 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022, and $41.2 million in 2023. The amount of term loan borrowings outstanding as of June 30, 2018 was $97.5 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of June 30, 2018 was $300 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $86.2 million in revolving loan amounts outstanding and $22 thousand of letters of credit outstanding as of June 30, 2018. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2018, the LIBOR base margin was 1.75% and the base rate base margin was 0.50%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the date of the amendment. As a result, we have executed compliant interest rate hedges. As of June 30, 2018, interest rates on portions of our outstanding debt ranged from 3.00% to 5.50% and the effective interest rate on our aggregate outstanding debt was 3.77%.

Our loan agreement contains collateral requirements to secure our loan obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at June 30, 2018.

	Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.00 to 1	2.36 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	2.54 to 1

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. This swap amount decreases in increments on an annual basis. As of June 30, 2018, the amount of this swap was $40 million and we pay an effective interest rate of 1.25% plus our base margin on the debt matched to it. In February 2018, we entered into a LIBOR based interest rate swap on our term loan for a term of three years with a notional amount of $10 million for the first year and $50 million for the second and third years. We pay an effective interest rate of 2.54% plus our base margin on the debt matched to this swap.

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

There was no change in our internal control over financial reporting during our second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

On or about April 19, 2018 Joseph Waggoner and Clifford Tefteller, on behalf of themselves and all similarly situated individuals, filed a lawsuit against VSE Corporation, XOTECH Solutions, LLC (Tefteller's employer) and White's Paint and Blast (Waggoner's employer) in the United State District Court, Eastern District of Texas, Texarkana Division, alleging overtime compensation entitlement at a rate of one and on-half times their regular rate of pay for all hours worked over 40 hours in a workweek. The plaintiffs are seeking to certify the case as a collective action for similarly situated individuals. The plaintiffs work under a contract between defendants and the United States Army at the Red River Army Depot in Texas. The plaintiffs assert that employees' fifteen minute unpaid work breaks should have been included as "working hours" for the purposes of calculating overtime. While the results of legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated at this time, we believe the likelihood that this lawsuit will have a material adverse effect on our results of operation, financial condition, or cash flows is remote.

In a letter dated May 21, 2018, Dyncorp International ("Dyncorp") notified VSE's subsidiary Prime Turbines LLC that the U.S. Air Force ("USAF") had filed a claim against Dyncorp for approximately $27 million in respect of work performed by Dyncorp and Prime Turbines in support of the USAF program for servicing fuel nozzle tips on aircraft engines. Dyncorp's notification also asserts that Dyncorp believes any liability arising from the USAF claim will be borne by Prime Turbines under its agreement dated August 21, 2013, with Dyncorp. As the events leading to the USAF claim against Dyncorp, including the work performed by Prime Turbines as a subcontractor, occurred prior to VSE's acquisition of Prime Turbines in January 2015, VSE notified the sellers of Prime Turbines of the Dyncorp and USAF claims and VSE's intention to seek restitution from the sellers for any damages arising from such claims. While the sellers have not acknowledged any liability in respect of Dyncorp's claim against Prime Turbines, they have assumed the defense of such claim under the acquisition agreement between the sellers and VSE. VSE believes that Dyncorp and Prime Turbines together with its insurance carrier, will appeal the USAF claim against Dyncorp and will otherwise aggressively defend against such claim. While the results of any resulting legal proceedings cannot be predicted with certainty and the amount of loss, if any, cannot be reasonably estimated at this time, we believe the likelihood that this claim will have a material adverse effect on our results of operation, financial condition, or cash flows is remote.

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

VSE CORPORATION

Date:	July 27, 2018	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer
(Principal Executive Officer)

Date:	July 27, 2018	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)