Form 10-Q
period 2018-09-30
VSE CORP
filed 2018-10-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of October 22, 2018: 10,881,106

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$889	$624
Receivables, net	55,512	55,760
Unbilled receivables, net	35,771	42,577
Inventories, net	166,486	132,591
Other current assets	13,933	16,988
Total current assets	272,591	248,540

Property and equipment, net	51,192	55,146
Intangible assets, net	98,896	110,909
Goodwill	198,622	198,622
Other assets	15,766	15,796
Total assets	$637,067	$629,013

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$9,466	$6,960
Accounts payable	48,219	66,015
Accrued expenses and other current liabilities	36,282	40,243
Dividends payable	870	759
Total current liabilities	94,837	113,977

Long-term debt, less current portion	165,393	165,614
Deferred compensation	18,649	16,323
Long-term lease obligations, less current portion	19,344	20,581
Deferred tax liabilities	18,337	19,423
Total liabilities	316,560	335,918

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,881,106 and 10,838,747, respectively	544	542
Additional paid-in capital	26,490	24,470
Retained earnings	292,930	267,902
Accumulated other comprehensive income	543	181
Total stockholders' equity	320,507	293,095
Total liabilities and stockholders' equity	$637,067	$629,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Products	$85,886	$82,314	$264,678	$260,585
Services	83,045	91,850	251,544	304,733
Total revenues	168,931	174,164	516,222	565,318

Costs and operating expenses:
Products	72,256	68,678	222,816	217,606
Services	77,810	88,989	239,536	293,083
Selling, general and administrative expenses	863	255	2,412	1,178
Amortization of intangible assets	4,005	4,005	12,013	12,013
Total costs and operating expenses	154,934	161,927	476,777	523,880

Gain on sale of contract	1,700	—	1,700	—

Operating income	15,697	12,237	41,145	41,438

Interest expense, net	2,340	2,347	6,697	7,158

Income before income taxes	13,357	9,890	34,448	34,280

Provision for income taxes	3,323	3,251	8,611	12,541

Net income	$10,034	$6,639	$25,837	$21,739

Basic earnings per share	$0.92	$0.61	$2.38	$2.01

Basic weighted average shares outstanding	10,881,106	10,838,435	10,874,331	10,833,237

Diluted earnings per share	$0.92	$0.61	$2.37	$2.00

Diluted weighted average shares outstanding	10,935,112	10,856,675	10,916,989	10,855,983

Dividends declared per share	$0.08	$—	$0.23	$0.13

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income	$10,034	$6,639	$25,837	$21,739

Change in fair value of interest rate swap agreements, net of tax	28	20	362	89

Other comprehensive income, net of tax	28	20	362	89

Comprehensive income	$10,062	$6,659	$26,199	$21,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,837	$21,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,984	19,584
Deferred taxes	(1,733)	(1,947)
Stock-based compensation	2,146	1,935
Gain on sale of contract	(1,700)	—
Changes in operating assets and liabilities:
Receivables, net	738	16,154
Unbilled receivables, net	11,298	12,190
Inventories, net	(36,448)	815
Other current assets and noncurrent assets	3,518	(3,392)
Accounts payable and deferred compensation	(14,972)	(42,441)
Accrued expenses and other current liabilities	(3,010)	15,916
Long-term lease obligations	(1,237)	(1,042)

Net cash provided by operating activities	3,421	39,511

Cash flows from investing activities:
Purchases of property and equipment	(2,522)	(2,387)
Proceeds from the sale of property and equipment	51	689
Proceeds from the sale of contract	1,700	—

Net cash used in investing activities	(771)	(1,698)

Cash flows from financing activities:
Borrowings on loan agreement	468,949	258,657
Repayments on loan agreement	(465,521)	(292,913)
Payment of debt financing costs	(1,702)	—
Payments on capital lease obligations	(1,077)	(954)
Payments of taxes for equity transactions	(641)	(500)
Dividends paid	(2,393)	(2,059)

Net cash used in financing activities	(2,385)	(37,769)

Net increase in cash and cash equivalents	265	44
Cash and cash equivalents at beginning of period	624	428
Cash and cash equivalents at end of period	$889	$472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. For further information refer to the consolidated financial statements and footnotes thereto included in our 2017 Form 10-K.

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

The adoption of ASC 606 also resulted in the establishment of “Unbilled receivables, net” as a separate line item on our unaudited consolidated balance sheets and reclassification of balances to this new line item from “Receivables, net.” Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on our reported financial condition, results of operations, or cash flows.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

The cumulative effect of the changes made to our January 1, 2018 unaudited consolidated balance sheet for the adoption of the ASC 606 update was as follows (in thousands):

	Balance at	Adjustment for	Adjusted balance at
	December 31, 2017	ASC 606	January 1, 2018
Assets:
Receivables, net	$55,760	$490	$56,250
Unbilled receivables, net	$42,577	$4,492	$47,069
Inventories, net	$132,591	$(2,553)	$130,038

Liabilities:
Accounts payable	$66,015	$(498)	$65,517
Accrued expenses and other current liabilities	$40,243	$655	$40,898
Deferred tax liabilities	$19,423	$577	$20,000

Stockholders’ equity:
Retained earnings	$267,902	$1,695	$269,597

In accordance with the new revenue standard requirements for entities adopting ASC 606 using the modified retrospective method, the disclosure of the impact of adoption on our unaudited consolidated balance sheet as of September 30, 2018 and statement of income for the three months and nine months ended September 30, 2018 was as follows (in thousands):

Balance Sheet

	As Reported	Without Adoption of ASC 606
Assets:
Unbilled receivables, net	$35,771	$29,341
Inventories, net	$166,486	$170,221

Liabilities:
Accrued expenses and other current liabilities	$36,282	$36,282
Deferred tax liabilities	$18,337	$17,574

Stockholders’ equity:
Retained earnings	$292,930	$290,998

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

Statement of Income

	For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	As Reported	Without Adoption of ASC 606	As Reported	Without Adoption of ASC 606
Revenues:
Products	$85,886	$85,625	$264,678	$263,094
Services	$83,045	$83,227	$251,544	$251,213

Costs and operating expenses:
Products	$72,256	$72,089	$222,816	$221,634
Services	$77,810	$77,810	$239,536	$239,536

Provision for income taxes	$3,323	$3,345	$8,611	$8,425

Net income	$10,034	$10,099	$25,837	$25,290

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
September 30, 2018

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

A summary of revenues for our operating groups by customer for the three and nine months ended September 30, 2018 is as follows (in thousands):

	Three months ended September 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
U.S. Postal Services	$43,031	$—	$—	$43,031
DoD	5,479	913	73,610	80,002
Commercial	3,324	32,641	62	36,027
Other government	—	446	9,425	9,871
	$51,834	$34,000	$83,097	$168,931

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

	Nine months ended September 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
U.S. Postal Services	$130,151	$—	$—	$130,151
DoD	21,180	3,153	225,509	249,842
Commercial	10,123	98,213	295	108,631
Other government	507	1,188	25,903	27,598
	$161,961	$102,554	$251,707	$516,222

A summary of revenues for our operating groups by contract type for the three and nine months ended September 30, 2018 is as follows (in thousands):

	Three months ended September 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$—	$44,638	$44,638
Fixed-price	51,834	20,152	19,234	91,220
Time and materials	—	13,848	19,225	33,073
Total revenues	$51,834	$34,000	$83,097	$168,931

	Nine months ended September 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$1,098	$137,560	$138,658
Fixed-price	161,961	59,525	51,577	273,063
Time and materials	—	41,931	62,570	104,501
Total revenues	$161,961	$102,554	$251,707	$516,222

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables decreased from $47.1 million at adoption of ASC 606 on January 1, 2018 to $35.8 million at September 30, 2018, primarily due to billings in excess of revenue recognized. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, decreased from $9.8 million at adoption of ASC 606 on January 1, 2018 to $4.4 million at September 30, 2018, primarily due to revenue recognized in excess of advance payments received. For the three and nine months ended September 30, 2018, we recognized revenue of $0.4 million and $8.1 million, respectively that was previously included in the beginning balance of contract liabilities.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

Performance Obligations
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for approximately 57% of our revenues for the three and nine months ended September 30, 2018, primarily related to revenues in our Federal Services Group and for MRO services in our Aviation Group. Revenues from products and services transferred to customers at a point in time accounted for approximately 43% of our revenues for the three and nine months ended September 30, 2018. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Supply Chain Management and Aviation groups.
As of September 30, 2018, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $345 million. Performance obligations expected to be satisfied within one year and greater than one year are 96% and 4%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the nine months ended September 30, 2018, revenue recognized from performance obligations satisfied in prior periods was not material.

(3) Debt

We have a loan agreement with a group of banks to provide working capital support, letters of credit and acquisition financing. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the inception of the amended loan agreement of approximately $1.7 million were capitalized and are being amortized over the five-year life of the loan.

Our required term loan payments after September 30, 2018 are approximately $2.5 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022, and $39.5 million in 2023. The amount of term loan borrowings outstanding as of September 30, 2018 was $93.3 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of September 30, 2018 was $300 million. Subject to the terms of the loan agreement, we may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $83.8 million in revolving loan amounts outstanding and $57 thousand in letters of credit outstanding as of September 30, 2018. We had approximately $79.3 million in revolving loan amounts outstanding and no letters of credit outstanding as of December 31, 2017.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

Total bank loan borrowed funds outstanding, including term loan borrowings and revolving loan borrowings, were $177.1 million and $173.7 million, as of September 30, 2018 and December 31, 2017, respectively. Unamortized deferred financing costs of approximately $2.2 million and $1.1 million as of September 30, 2018 and December 31, 2017 are included in long-term debt on our consolidated balance sheets. The fair value of outstanding debt as of September 30, 2018 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2018, the LIBOR base margin was 2.00% and the base rate base margin was 0.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the January 2018 amendment date of the agreement. We executed interest rate swap agreements in February 2015 and February 2018. The notional amount of the interest rate swap agreements was $50 million and $85 million as of September 30, 2018 and December 31, 2017, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

After taking into account the impact of interest rate swap agreements, as of September 30, 2018, interest rates on portions of our outstanding debt ranged from 3.25% to 6.00%, and the effective interest rate on our aggregate outstanding debt was 4.10%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $1.9 million and $1.8 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $5.1 million and $5.6 million for the nine months ended September 30, 2018 and 2017, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at September 30, 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	10,881,106	10,838,435	10,874,331	10,833,237
Effect of dilutive shares	54,006	18,240	42,658	22,746
Diluted weighted average common shares outstanding	10,935,112	10,856,675	10,916,989	10,855,983

(5) Commitments and Contingencies

Contingencies

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against two VSE subsidiaries and three other defendants unrelated to VSE. The plaintiffs alleged that in 2016, a plane crashed resulting in the death of three plaintiffs and serious injuries to six other plaintiffs and that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane's engine prior to the crash. In October 2018, the parties in the lawsuit settled the case. VSE, which is not required to financially contribute to the settlement, will be dismissed from the case once the Court formally approves the settlement.

On or about April 19, 2018 Joseph Waggoner, on behalf of himself and all similarly situated individuals, filed a lawsuit against VSE and two of our subcontractors in the United State District Court, Eastern District of Texas, Texarkana Division, alleging overtime compensation entitlement at a rate of one and one-half times their regular rate of pay for all hours worked over 40 hours in a workweek. The plaintiffs are seeking to certify the case as a collective action for similarly situated individuals. The plaintiffs work under a contract between defendants and the United States Army at the Red River Army Depot in Texas. The plaintiffs assert that employees' 15-minute unpaid work breaks should have been included as "working hours" in calculating overtime. We believe it is probable that VSE will incur a loss related to this matter, and we have accrued an immaterial loss provision in an amount representing our reasonable estimate related to an unfavorable settlement of the matter, and we do not believe that we have any further exposure that would be material to VSE in excess of the amount we have accrued related to this matter.

In a letter dated May 21, 2018, Dyncorp International ("Dyncorp") notified VSE's subsidiary Prime Turbines LLC that the U.S. Air Force ("USAF") had filed a claim against Dyncorp for approximately $27 million in respect of work performed by Dyncorp and VSE's subsidiary Prime Turbines in support of the USAF program for servicing fuel nozzle tips on aircraft engines. Dyncorp asserted that any liability arising from the USAF claim should be borne by Prime Turbines under its agreement dated August 21, 2013, with Dyncorp. As the events leading to the USAF claim against Dyncorp, including the work performed by Prime Turbines as a

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

subcontractor, occurred prior to VSE's acquisition of Prime Turbines in January 2015, VSE notified the sellers of Prime Turbines of the Dyncorp and USAF claims and VSE's intention to seek restitution from the sellers for any damages arising from such claims. Dyncorp and Prime Turbines filed a motion to dismiss the USAF appeal to the Armed Services Board of Contract Appeals ("ASBCA") against Dyncorp. On September 28, 2018, the USAF rescinded its approximate $27 million claim against Dyncorp and moved to dismiss the appeal to the ASBCA as moot because the USAF had rescinded its claim from which the appeal arises. While the USAF could reassert its claim at a later date, we consider this matter currently closed because the ASBCA no longer has jurisdiction of this matter and the USAF has no current claim against Dyncorp in respect of any work performed by Prime Turbines.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

Our segment information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Supply Chain Management Group	$51,834	$51,174	$161,961	$163,663
Aviation Group	34,000	31,059	102,554	96,003
Federal Services Group	83,097	91,931	251,707	305,652
Total revenues	$168,931	$174,164	$516,222	$565,318

Operating income:
Supply Chain Management Group	$7,783	$8,178	$23,547	$25,611
Aviation Group	2,184	1,983	7,291	6,898
Federal Services Group	6,186	2,593	12,270	10,503
Corporate/unallocated expenses	(456)	(517)	(1,963)	(1,574)
Operating income	$15,697	$12,237	$41,145	$41,438

In the third quarter of 2018, we completed the sale of a contract we had been awarded by the National Institutes of Health, which resulted in a $1.7 million gain recorded within our Federal Services Group.

Customer Information

Our revenues by customer is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
Customer	2018	%	2017	%	2018	%	2017	%
U.S. Postal Service	$43,031	25.5%	$43,833	25.2%	$130,151	25.2%	$136,261	24.1%

U.S. Navy	37,013	21.9%	38,895	22.3%	115,294	22.4%	143,421	25.4%
U.S. Army	38,167	22.6%	45,717	26.3%	122,502	23.7%	150,217	26.6%
U.S. Air Force	4,822	2.9%	2,967	1.7%	12,046	2.3%	5,807	1.0%
Total - DoD	80,002	47.4%	87,579	50.3%	249,842	48.4%	299,445	53.0%

Commercial aviation	32,641	19.3%	30,637	17.6%	98,213	19.0%	94,706	16.8%
Other commercial	3,386	2.0%	2,833	1.6%	10,418	2.0%	9,270	1.6%
Total - Commercial	36,027	21.3%	33,470	19.2%	108,631	21.0%	103,976	18.4%

Other government	9,871	5.8%	9,282	5.3%	27,598	5.4%	25,636	4.5%

Total	$168,931	100%	$174,164	100%	$516,222	100%	$565,318	100%

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

(7) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2017	$63,190	$30,883	$104,549	$198,622

Balance as of September 30, 2018	$63,190	$30,883	$104,549	$198,622

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $4.0 million and $12.0 million for the three and nine months ended September 30, 2018 and September 30, 2017, respectively.

Intangible assets, net were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2018
Contract and customer-related	$173,094	$(82,791)	$(1,025)	$89,278
Acquired technologies	12,400	(8,251)	—	4,149
Trade names	16,670	(11,201)	—	5,469
Total	$202,164	$(102,243)	$(1,025)	$98,896

December 31, 2017
Contract and customer-related	$173,094	$(72,937)	$(1,025)	$99,132
Acquired technologies	12,400	(7,406)	—	4,994
Trade names	16,670	(9,887)	—	6,783
Total	$202,164	$(90,230)	$(1,025)	$110,909

(8) Fair Value Measurements

The accounting standard for fair value measurements defines fair value, and establishes a market-based framework or hierarchy for measuring fair value. The standard is applicable whenever assets and liabilities are measured at fair value.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2018	Fair Value December 31, 2017
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$433	$389
Interest rate swap agreements	Other current assets	Level 2	$726	$294

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. The fair value of the swap agreements was approximately $726 thousand and $294 thousand at September 30, 2018 and December 31, 2017, respectively. The offset, net of an income tax effect of approximately $183 thousand and $113 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of September 30, 2018 and December 31, 2017, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

(9) Income Taxes

Our effective tax rate was 24.9% and 25.0% for the three and nine months ended September 30, 2018, respectively, and 32.9% and 36.6% for the three and nine months ended September 30, 2017, respectively. The decrease in our effective income tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017 (the "Tax Act"), which reduced the statutory U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

We have not completed our determination of the accounting implications of the Tax Act on our financial statements as of December 31, 2017. However, we reasonably estimated the effects of the Tax Act and recorded a provisional benefit in our financial statements as of December 31, 2017. The final adjustments may differ materially from the provisional amounts due to further updates or changes to estimates and assumptions utilized in our calculations, additional guidance issued by the U.S. Government, and related accounting policy decisions we may take as a result of the Tax Act. We will record any such adjustments in the period that they are identified over a one-year measurement period ending December 22, 2018.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

is effective for reporting periods beginning after December 15, 2019 with early adoption permitted for reporting periods beginning after December 15, 2018. We currently are assessing the impact that this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is required to be adopted using a modified retrospective method and is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB provided an alternative transition method of adoption through ASU No. 2018-11, Targeted Improvements, which provides entities with an optional transition method to apply the transition provisions of ASU 2016-02 at the beginning of the period of adoption. We plan to adopt the standard on January 1, 2019 using the alternative transition method provided by ASU 2018-11 whereby we will record right-of-use assets and lease liabilities for our existing leases as of January 1, 2019, as well as a cumulative-effect adjustment to retained earnings of initially applying the new standard. As permitted by the transition provisions of ASU 2016-02, we currently expect to retain the original lease classification for leases existing prior to the adoption date.
We are in the process of evaluating the changes required for the adoption of the new standard on our current leases, including our headquarters lease, as well as the quantitative impact this guidance will have on our consolidated financial statements and related disclosures. While we have not completed our quantitative analysis of the effect of the adoption of the new standard, we expect the adoption of ASU 2016-02 to result in a material increase in assets and liabilities on our consolidated balance sheets, primarily as a result of recognizing assets and liabilities associated with existing office leases. However, we do not anticipate that the pattern of expense recognition to significantly change.

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

Supply Chain Management Group - Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management, and other services to assist our clients with supply chain management efforts. Operations of this group are conducted by our wholly owned subsidiary Wheeler Bros., Inc., which supports the USPS, commercial truck fleets, and DoD with fleet management and sustainment solutions, managed inventory services, and other vehicle parts solutions. The primary revenue source for this group is derived from the sale of vehicle parts and mission critical supply chain services to support the USPS truck fleet.

Aviation Group - Our Aviation Group provides parts supply and distribution, supply chain solutions, and MRO services for commercial aviation and business and general aviation aircraft, engines and accessories. This group offers a range of complementary services and supplies to a diversified client base of corporate and private aircraft owners, commercial and regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters, and agricultural clients.

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

Our Federal Services Group also provides energy and environmental consulting services and IT solutions and services with a focus on medical and health related fields for various DoD and federal civilian agencies, including the United States Department of Energy ("DoE"); the Social Security Administration; the National Institutes of Health ("NIH"); customers in the military health system; and other government agencies and commercial clients.

Concentration of Revenues
(dollars in thousands)
	For the nine months ended September 30,
	2018		2017
Source of Revenue	Revenues	%	Revenues	%
USPS	$130,151	25	$136,261	24
FMS Program *	103,955	20	130,306	23
Other	282,116	55	298,751	53
Total revenues	$516,222	100	$565,318	100
* Our Aviation Group utilizes the Federal Services Group's FMS Program to sell its gas turbine MRO services to the DoD.

Management Outlook

After a strong year in 2017, revenues from our FMS program have declined in 2018. This revenue decline is predominantly due to the completion of the transfer of two frigates to Taiwan on this program in the first half of 2017. Our FMS program revenues for the third quarter of 2018 increased from the prior year third quarter, and our foreign client demand signal remains steady. The completion of the transfer of the two frigates, completion of work on two of our U.S. Army programs in 2017, a reduction in work performed on our RRAD ERS contract in May 2018 due to a client directed reduction in force, and procedural delays in the contracting process on our FMS program has resulted in a decline in our Federal Services Group revenues on a year over year basis. Despite these revenue challenges, our operating income has increased due to a gain on the sale of an IT services contract, margin improvements on some of our U. S. Army programs and the completion in 2017 of a contract that recorded a loss.

In the third quarter of 2018 we completed the sale of an IT services contract we had been awarded by the NIH to a company with more extensive IT client relationships. As a result, we were able to more fully monetize the value of the contract while retaining the work we are currently performing and our access to the contract for future potential work.

Our Aviation Group has shown improved performance in 2018. Both new and existing lines of business are contributing to the improved performance. We have increased revenue and operating profits on sales from new parts distribution and on MRO services on engine accessories and components. Our Singapore operation began generating revenue in the second quarter as we extended new product lines to new end-user clients in the Asian-Pacific market, including commercial airlines. We continue to extend key distribution agreements to other geographic markets. We believe these efforts will provide us with sustainable revenue sources with viable growth potential, and that the associated investment in increased inventory will be beneficial to our future results. While revenues, operating income, and inventory may experience fluctuations due to market demand and the mix of products sold, we are optimistic about the performance of our Aviation Group.

Our Supply Chain Management Group continues to make steady progress toward becoming a more diversified enterprise that is less reliant on a single large customer. Parts sales and supply chain and inventory management support services to DoD and commercial clients have shown steady increases on a year over year basis as we capture and on-board new commercial customers. Our commercial client base now includes companies in a wide array of businesses that have vehicle fleets required to meet mission critical delivery or service schedules. We also are capturing new customers and increasing revenue using e-commerce solutions. We look forward to further developing these new client relationships and expect them to reflect a more significant portion of our revenue in the future.

Revenues from parts sales to the USPS for the first nine months of 2018 declined on a year over year basis. We continue to closely monitor the USPS delivery vehicle procurement efforts and are positioning ourselves to support both newly procured vehicles that are placed in service and aging vehicles that remain in service. While it will likely be several years before the USPS planned custom next-generation delivery vehicle ("NGDV") is placed in service in significant numbers, the USPS has begun some shorter-term annual vehicle acquisitions through the procurement of commercial off-the-shelf ("COTS") mass-market vehicles and the retirement of some of its aging COTS vehicles. As a matter of USPS practice, we are a provider of replacement parts for all 215,000 USPS vehicle fleet assets, including the COTS vehicles. While we cannot predict with certainty the impact of the USPS NGDV procurement and concurrent retirement of older fleet assets on our future revenues, we believe that our years of service, unique knowledge of this client’s complex operational model and maintenance facility processes and procedures, and our superior performance strategically position us to continue to serve as a key vehicle fleet sustainment partner regardless of source or vintage. We will remain agile and support this client during its comprehensive vehicle transition initiatives embracing emerging technologies spanning the next decade or longer.

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

A summary of our bookings and revenues for our Federal Services Group for the nine months ended September 30, 2018 and 2017, and funded contract backlog as of September 30, 2018 and 2017 was as follows (in millions):

	2018	2017
Bookings	$284	$398
Revenues	$252	$306
Funded Contract Backlog	$345	$403

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

The fair value of our VSE Aviation reporting unit, within our Aviation Group, approximated its carrying value as of our 2017 annual goodwill impairment analysis. While there was not a significant contract or customer loss, VSE Aviation’s revenues and operating income for 2017 did not meet our cash flow projections, primarily due to a decreased demand for new parts and slower than anticipated development of new business opportunities. We believed these to be temporary conditions and that the overall outlook for our Aviation business was consistent with our long-term projections. Because the fair value of our VSE Aviation reporting unit approximated its carrying value, a negative change in the key assumptions used in the annual impairment analysis or an increase in the carrying value could have resulted in a future impairment of this reporting unit's goodwill.

Due to the lower clearance at the 2017 annual impairment test and the increase in the carrying value resulting from the decrease in our deferred tax liabilities as a result of the Tax Act, we performed an interim goodwill impairment analysis as of December 31, 2017. The result of this impairment analysis showed that VSE Aviation’s fair value exceeded its carrying value by approximately 2%. Consistent with the annual impairment analysis, negative changes in key assumptions or a further increase in the carrying value may result in a future impairment of the VSE Aviation reporting unit's goodwill.

Based on the results of the 2017 annual and interim impairment analysis performed, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our cash flow projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value could be adversely affected by other market factors such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increase in the carrying value of this reporting unit. As of September 30, 2018 goodwill associated with VSE Aviation was approximately $104.5 million.

The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 12% as of our 2017 annual impairment test. Akimeka had experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. These factors were considered in the projections used in our 2017 impairment analysis. Based on our assessment, we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increases in carrying value of this reporting unit. The carrying value of Akimeka as of September 30, 2018 included goodwill of approximately $29.8 million

We also review the recoverability of our long-lived intangible assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, we assessed the recoverability of the long-lived intangible assets with finite lives at our VSE Aviation and Akimeka reporting units as of December 31, 2017. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived intangible assets with finite lives, we determined that their carrying values were recoverable.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2018	2017	2018	2017	Months	Months
Revenues	$168,931	$174,164	$516,222	$565,318	$(5,233)	$(49,096)
Costs and operating expenses	154,934	161,927	476,777	523,880	(6,993)	(47,103)
Gain on sale of contract	1,700	—	1,700	—	1,700	1,700
Operating income	15,697	12,237	41,145	41,438	3,460	(293)
Interest expense, net	2,340	2,347	6,697	7,158	(7)	(461)
Income before income taxes	13,357	9,890	34,448	34,280	3,467	168
Provision for income taxes	3,323	3,251	8,611	12,541	72	(3,930)
Net income	$10,034	$6,639	$25,837	$21,739	$3,395	$4,098

Our revenues decreased approximately $5 million or 3% for the third quarter of 2018, and approximately $49 million or 9%, for the first nine months of 2018, as compared to the same periods of 2017. The change in revenues resulted primarily from a decrease in our Federal Services Group revenues of approximately $9 million for the quarter and $54 million for the nine months. Revenues from our Supply Chain Management Group increased approximately $660 thousand for the quarter and decreased approximately $1.7 million for the nine months. Revenues from our Aviation Group increased approximately $2.9 million for the quarter and $6.6 million for the nine months.

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

Our costs and operating expenses decreased approximately $7 million or 4% for the third quarter of 2018, and approximately $47 million or 9% for the first nine months of 2018, as compared to the same periods of 2017. Costs and operating expenses for our Federal Services Group decreased for the quarter and the nine months and costs and operating expenses for our Supply Chain Management Group and our Aviation Group increased for the quarter and the nine months.

Gain on sale of contract is comprised of $1.7 million associated with the sale of an indefinite-delivery/indefinite-quantity government-wide acquisition contract with the NIH in the third quarter of 2018. Under the transaction terms, we will continue performing work as a subcontractor on task orders under which we are currently engaged, and we may perform additional work that we identify after the sale for which the buyer is the successful bidder.

Our operating income increased approximately $3.5 million or 28% for the third quarter of 2018, and decreased approximately $293 thousand or 1% for the first nine months of 2018, as compared to the same periods of 2017. Operating income from our Federal Services and Aviation Groups increased for the third quarter and for the first nine months of 2018. Operating income from our Supply Chain Management Group decreased for the third quarter and first nine months of 2018.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense decreased approximately $461 thousand for the first nine months of 2018, as compared to the same period of 2017, due primarily to a decrease in our average level of bank borrowing in 2018. Interest expense also includes interest associated with capitalized construction costs related to our executive and administrative headquarters facility lease. The amount of interest expense associated with this financing lease for the three and nine months ended September 30, 2018 was approximately $347 thousand and $1.0 million, respectively, as compared to $374 thousand and $1.1 million for the three and nine months ended September 30, 2017, respectively.

Our effective tax rate was 24.9% and 25.0% for the three and nine months ended September 30, 2018, respectively, and 32.9% and 36.6% for the three and nine months ended September 30, 2017, respectively. The decrease in our effective income tax rate for 2018 is primarily due to the Tax Act that reduced the statutory U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2018	2017	2018	2017	Months	Months
Revenues	$51,834	$51,174	$161,961	$163,663	$660	$(1,702)
Costs and operating expenses	44,051	42,996	138,414	138,052	1,055	362
Operating income	$7,783	$8,178	$23,547	$25,611	$(395)	$(2,064)
Profit percentage	15.0%	16.0%	14.5%	15.6%

Revenues for our Supply Chain Management Group increased approximately $660 thousand or 1% for the third quarter and decreased approximately $1.7 million or 1% for the first nine months of 2018, as compared to the same periods of 2017. Revenues from sales to the USPS decreased approximately $802 thousand for the third quarter and approximately $6.1 million for the nine months. Revenues from sales to other customers, including sales to government and commercial customers, increased approximately $1.5 million to $9.0 million for the third quarter and approximately $4.4 million to $31.8 million for the nine months. Costs and operating expenses increased by approximately $1.1 million or 2% for the third quarter and approximately $362 thousand for the first nine months, reflecting the change in distribution of revenues among customer types.

Costs and operating expenses include allocated corporate costs, which increased approximately $54 thousand for the third quarter of 2018, and approximately $460 thousand for the first nine months of 2018.

Operating income decreased by approximately $395 thousand or 5% for the third quarter and approximately $2.1 million or 8% for the first nine months. The decreases in operating income and profit percentages were attributable to decreased USPS vehicle parts sales and lower margins typically associated with our DoD sales.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2018	2017	2018	2017	Months	Months
Revenues	$34,000	$31,059	$102,554	$96,003	$2,941	$6,551
Costs and operating expenses	31,816	29,076	95,263	89,105	2,740	6,158
Operating income	$2,184	$1,983	$7,291	$6,898	$201	$393
Profit percentage	6.4%	6.4%	7.1%	7.2%

Revenues for our Aviation Group increased approximately $2.9 million or 9% for the third quarter of 2018 and approximately $6.6 million or 7% for the first nine months of 2018, as compared to the same periods of 2017. Revenues from the distribution of new parts and work on engine accessories increased and revenues from engine MRO work and the sale of serviceable parts declined. Costs and operating expenses increased approximately $2.7 million or 9% for the third quarter of 2018 and approximately $6.2 million or 7% for the first nine months of 2018, in line with the revenue trend.

Costs and operating expenses include allocated corporate costs, which increased approximately $160 thousand for the third quarter of 2018, and approximately $444 thousand for the first nine months of 2018.

Operating income increased approximately $201 thousand or 10% for the third quarter of 2018, and approximately $393 thousand or 6% for the first nine months of 2018, as compared to the same periods of 2017. The increases in operating income resulted primarily from the increases in revenues as profit margins remained consistent.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2018	2017	2018	2017	Months	Months
Revenues	$83,097	$91,931	$251,707	$305,652	$(8,834)	$(53,945)
Costs and operating expenses	78,611	89,338	241,137	295,149	(10,727)	(54,012)
Gain on sale of contract	1,700	—	1,700	—	1,700	1,700
Operating income	$6,186	$2,593	$12,270	$10,503	$3,593	$1,767
Profit percentage	7.4%	2.8%	4.9%	3.4%

Revenues for our Federal Services Group decreased approximately $9 million or 10% for the third quarter of 2018 and approximately $54 million or 18% for the first nine months of 2018, as compared to the same periods of 2017.

Significant items affecting our third quarter revenue on a year to year comparative basis include decreased revenues of approximately $5 million due to the completion of work on one of our U.S. Army programs in 2017, decreased revenues of approximately $7 million on our RRAD ERS Program due to a client directed reduction in force, increased revenues of approximately $1.3 million on our CFT program work, increased revenues of approximately $1.8 million on our FMS program, and changes in the level of work on various other programs and contracts. Significant items affecting our first nine months revenue on a year to year comparative basis include a decrease of approximately $21 million in revenues on our FMS Program, a net decrease in revenues of approximately $20 million on the two U.S. Army contracts that were completed, decreased revenues of approximately $9 million on our RRAD ERS Program, increased revenues of approximately $5.7 million on our CFT Program work, and changes in the level of work on various other programs and contracts.

Costs and operating expenses decreased approximately $11 million or 12% for the third quarter of 2018 and approximately $54 million or 18% for the first nine months of 2018, as compared to the same periods of 2017. The decreases in costs and operating expenses are primarily attributable to the decreased level of work in 2018.

Gain on sale of contract is comprised of $1.7 million associated with the sale of an indefinite-delivery/indefinite-quantity government-wide acquisition contract with NIH in the third quarter of 2018.

Operating income increased by approximately $3.6 million or 139% for the third quarter and approximately $1.8 million or 17% for the first nine months of 2018, compared to the same periods of 2017. Significant items affecting our third quarter operating income on a year to year comparative basis include a gain of $1.7 million on the sale of the NIH contract, a loss recorded in 2017 of approximately $1.2 million on a DoE contract that did not continue into 2018, and an increase in operating income in 2018 of approximately $582 thousand attributable to increased fee income on our FMS Program. Significant items affecting the first nine months operating income on a year to year comparative basis include a gain of $1.7 million on the sale of the NIH contract, a loss recorded in 2017 of approximately $1.6 million on the DoE contract that did not continue into 2018 and a decrease in fees earned on our FMS Program of approximately $1.5 million.

Prior to 2018, award fee evaluations on our FMS contract occurred three times per year and we recognized award fee revenue and income in the period we received contractual notification of the award, which typically occurred in the first, second, and fourth quarters. The adoption of ASC 606 in January 2018 required award fees to be recognized as the performance obligation is satisfied, resulting in the recognition of award fee revenue and income for the year over four quarters instead of three times per year. Also, our award fee associated with work performed during the final award fee period of 2017 will not be recognized in our revenue or income in 2018, rather those award fees earned resulted in an increase to our retained earnings as of January 1, 2018 based on the transition guidance of ASC 606. Beginning in September 2017, our FMS contract was modified such that delivery orders issued subsequent to the modification would include a fixed fee instead of an award fee. Fixed fee revenue and income will be recognized as the costs associated with it are incurred.

Financial Condition

There has been no material adverse change in our financial condition in the first nine months of 2018. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $265 thousand during the first nine months of 2018.

Cash provided by operating activities decreased approximately $36.1 million in the first nine months of 2018 as compared to the first nine months of 2017. The change was primarily attributable to a decrease of approximately $38.3 million due to changes in the levels of operating assets and liabilities, a decrease of approximately $1.9 million in non-cash operating activities, and an increase of approximately $4.1 million in cash provided by net income.

Our levels of inventory, accounts receivable, unbilled receivables, and accounts payable may fluctuate depending on the timing of services ordered and products sold, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, unbilled receivables, and accounts payable balances in short time periods, and accordingly, can cause significant increases or decreases in our cash provided by operations. Our inventory increased by approximately $36.4 million for the first nine months of 2018 primarily due to strategic inventory purchases for our Aviation Group related to growth initiatives, notably the startup of our Singapore distribution operation. This increase in inventory was financed in part by cash flows from operating activities and in part by an increase in borrowings on our bank loan facility.

Cash used in investing activities decreased approximately $927 thousand in the first nine months of 2018 as compared to the first nine months of 2017. Cash used in investing activities in 2018 and 2017 consisted primarily of purchases of property and equipment offset by cash provided by the proceeds from the sale of a contract in 2018.

Cash used in financing activities decreased approximately $35.4 million in the first nine months of 2018 compared to the first nine months of 2017. Cash used in financing activities consisted primarily of bank borrowing activities, debt financing costs associated with our bank loan amendment, and payment of dividends.

We paid cash dividends totaling approximately $2.4 million or $0.22 per share in the first nine months of 2018. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Our outstanding debt of approximately $174.9 million as of September 30, 2018 was net of unamortized deferred financing costs of approximately $2.2 million.

The term loan requires quarterly installment payments. Our required term loan payments after September 30, 2018 are approximately $2.5 million in 2018, $10.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022, and $39.5 million in 2023. The amount of term loan borrowings outstanding as of September 30, 2018 was $93.3 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of September 30, 2018 was $300 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $83.8 million in revolving loan amounts outstanding and $57 thousand of letters of credit outstanding as of September 30, 2018. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2018, the LIBOR base margin was 2.00% and the base rate base margin was 0.75%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the date of the amendment. We have executed compliant interest rate hedges. As of September 30, 2018, interest rates on portions of our outstanding debt ranged from 3.25% to 6.00% and the effective interest rate on our aggregate outstanding debt was 4.10%.

Our loan agreement contains collateral requirements to secure our loan obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at September 30, 2018.

	Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.00 to 1	2.19 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	3.11 to 1

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

In February 2015, we entered into a LIBOR based interest rate swap on our term loan for a term of four years with a notional amount of $100 million. This swap amount decreases in increments on an annual basis. As of September 30, 2018, the amount of this swap was $40 million and we pay an effective interest rate of 1.25% plus our base margin on the debt matched to it. In February 2018, we entered into a LIBOR based interest rate swap on our term loan for a term of three years with a notional amount of $10 million for the first year and $50 million for the second and third years. We pay an effective interest rate of 2.54% plus our base margin on the debt matched to this swap.

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

There was no change in our internal control over financial reporting during our third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

In November 2016, a lawsuit, Arrieta et al vs. Prime Turbines LLC et al, was filed in the District Court of Texas in Dallas County, by Edgar Arrieta, and four other plaintiffs against VSE subsidiaries, Kansas Aviation of Independence, L.L.C. and Prime Turbines LLC, and three other unrelated defendants. The other named defendants are Pratt & Whitney of Canada Corporation, Cessna Aircraft Company and Woodward Inc. The plaintiffs allege that on April 1, 2016, a plane crashed resulting in the death of three plaintiffs and serious injuries to six other plaintiffs. The plaintiffs also alleged that VSE's subsidiaries were negligent in providing maintenance, service and inspection of the airplane engine prior to the crash. In October 2018, the parties in the lawsuit settled the case. VSE, which is not required to financially contribute to the settlement, will be dismissed from the case once the Court formally approves the settlement.

On or about April 19, 2018 Joseph Waggoner, on behalf of himself and all similarly situated individuals, filed a lawsuit against VSE and two of our subcontractors in the United State District Court, Eastern District of Texas, Texarkana Division, alleging overtime compensation entitlement at a rate of one and one-half times their regular rate of pay for all hours worked over 40 hours in a workweek. The plaintiffs are seeking to certify the case as a collective action for similarly situated individuals. The plaintiffs work under a contract between defendants and the United States Army at the Red River Army Depot in Texas. The plaintiffs assert that employees' 15-minute unpaid work breaks should have been included as "working hours" in calculating overtime. We believe it is probable that VSE will incur a loss related to this matter, and we have accrued an immaterial loss provision in an amount representing our reasonable estimate related to an unfavorable settlement of the matter, and we do not believe that we have any further exposure that would be material to VSE in excess of the amount we have accrued related to this matter.

In a letter dated May 21, 2018, Dyncorp International ("Dyncorp") notified VSE's subsidiary Prime Turbines LLC that the U.S. Air Force ("USAF") had filed a claim against Dyncorp for approximately $27 million in respect of work performed by Dyncorp and VSE's subsidiary Prime Turbines in support of the USAF program for servicing fuel nozzle tips on aircraft engines. Dyncorp asserted that any liability arising from the USAF claim should be borne by Prime Turbines under its agreement dated August 21, 2013, with Dyncorp. As the events leading to the USAF claim against Dyncorp, including the work performed by Prime Turbines as a subcontractor, occurred prior to VSE's acquisition of Prime Turbines in January 2015, VSE notified the sellers of Prime Turbines of the Dyncorp and USAF claims and VSE's intention to seek restitution from the sellers for any damages arising from such claims. Dyncorp and Prime Turbines filed a motion to dismiss the USAF appeal to the Armed Services Board of Contract Appeals ("ASBCA") against Dyncorp. On September 28, 2018, the USAF rescinded its approximate $27 million claim against Dyncorp and moved to dismiss the appeal to the ASBCA as moot because the USAF had rescinded its claim from which the appeal arises. While the USAF could reassert its claim at a later date, we consider this matter currently closed because the ASBCA no longer has jurisdiction of this matter and the USAF has no current claim against Dyncorp in respect of any work performed by Prime Turbines.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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

VSE CORPORATION

Date:	October 31, 2018	By:	/s/ M. A. Gauthier
M. A. Gauthier
Chief Executive Officer,
President and Chief Operating Officer
(Principal Executive Officer)

Date:	October 31, 2018	By:	/s/ T. R. Loftus
T. R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)