Form 10-Q
period 2019-03-31
VSE CORP
filed 2019-05-03
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2019       Commission File Number:  0‑3676

VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-0649263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6348 Walker Lane
Alexandria, Virginia	22310	www.vsecorp.com
(Address of Principal Executive Offices)	(Zip Code)	(Webpage)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.05 per share	VSEC	The NASDAQ Global Select Market

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 22, 2019: 10,970,123

VSE Corporation and Subsidiaries

Forward Looking Statements

This report contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" under federal securities laws. All such forward looking statements are intended to be subject to the safe harbor protection provided by applicable securities laws. For discussions identifying some important factors that could cause actual results of VSE Corporation ("VSE," the "Company," "us," "our" or "we") to differ materially from those anticipated in the forward looking statements contained in this report, see VSE's discussions captioned "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" contained in VSE's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission ("SEC") on March 7, 2019 ("2018 Form 10-K").

Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to revise publicly these forward looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in our 2018 Form 10-K and in the reports and other documents the Company files from time to time with the SEC, including this and other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we have filed or will file with the SEC subsequent to December 31, 2018.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$829	$162
Receivables, net	64,746	60,004
Unbilled receivables, net	44,450	41,255
Inventories, net	181,069	166,392
Other current assets	18,456	13,407
Total current assets	309,550	281,220

Property and equipment, net	40,167	49,606
Intangible assets, net	152,901	94,892
Goodwill	259,212	198,622
Operating lease right-of-use assets	26,371	—
Other assets	15,844	14,488
Total assets	$804,045	$638,828

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$9,466	$9,466
Accounts payable	59,106	57,408
Current portion of earn-out obligation	10,700	—
Accrued expenses and other current liabilities	39,919	37,133
Dividends payable	876	871
Total current liabilities	120,067	104,878

Long-term debt, less current portion	265,681	151,133
Deferred compensation	20,909	17,027
Long-term lease obligations, less current portion	—	18,913
Long-term operating lease liabilities	26,845	—
Earn-out obligation	14,300	—
Deferred tax liabilities	18,712	18,482
Total liabilities	466,514	310,433

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,949,775 and 10,881,106, respectively	547	544
Additional paid-in capital	28,788	26,632
Retained earnings	308,742	301,073
Accumulated other comprehensive (loss) income	(546)	146
Total stockholders' equity	337,531	328,395
Total liabilities and stockholders' equity	$804,045	$638,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2019	2018
Revenues:
Products	$88,901	$88,673
Services	81,018	88,224
Total revenues	169,919	176,897

Costs and operating expenses:
Products	76,293	74,726
Services	75,440	85,755
Selling, general and administrative expenses	1,382	819
Amortization of intangible assets	4,991	4,004
Total costs and operating expenses	158,106	165,304

Operating income	11,813	11,593

Interest expense, net	3,158	2,175

Income before income taxes	8,655	9,418

Provision for income taxes	2,052	2,366

Net income	$6,603	$7,052

Basic earnings per share	$0.60	$0.65

Basic weighted average shares outstanding	10,920,171	10,860,555

Diluted earnings per share	$0.60	$0.65

Diluted weighted average shares outstanding	10,974,081	10,896,504

Dividends declared per share	$0.08	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
	2019	2018
Net income	$6,603	$7,052

Change in fair value of interest rate swap agreements, net of tax	(692)	211

Other comprehensive (loss) income, net of tax	(692)	211

Comprehensive income	$5,911	$7,263

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	10,886	$544	$26,632	$301,073	$146	$328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	1,943	—	1,943
Net income	—	—	—	6,603	—	6,603
Stock-based compensation	64	3	2,156	—	—	2,159
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(692)	(692)
Dividends declared ($0.08 per share)	—	—	—	(877)	—	(877)
Balance at March 31, 2019	10,950	$547	$28,788	$308,742	$(546)	$337,531

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2017	10,839	$542	$24,470	$267,902	$181	$293,095
Cumulative effect of adoption of ASU 2014-09, net of tax	—	—	—	1,695	—	1,695
Net income	—	—	—	7,052	—	7,052
Stock-based compensation	42	2	2,020	—	—	2,022
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	211	211
Dividends declared ($0.07 per share)	—	—	—	(762)	—	(762)
Balance at March 31, 2018	10,881	$544	$26,490	$275,887	$392	$303,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,603	$7,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,430	6,484
Deferred taxes	(564)	283
Stock-based compensation	1,640	1,263
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	2,667	(978)
Unbilled receivables, net	(3,195)	13,589
Inventories, net	(7,798)	(18,895)
Other current assets and noncurrent assets	(4,990)	3,169
Accounts payable and deferred compensation	2,653	11,681
Accrued expenses and other current and noncurrent liabilities	(1,675)	(9,949)
Long-term lease obligations	—	(406)

Net cash provided by operating activities	2,771	13,293

Cash flows from investing activities:
Purchases of property and equipment	(601)	(1,053)
Proceeds from the sale of property and equipment	3	—
Cash paid for acquisitions, net of cash acquired	(112,660)	—

Net cash used in investing activities	(113,258)	(1,053)

Cash flows from financing activities:
Borrowings on loan agreement	194,598	247,669
Repayments on loan agreement	(80,183)	(256,368)
Payment of debt financing costs	(1,702)	(1,798)
Payments on capital lease obligations	—	(346)
Payments of taxes for equity transactions	(687)	(641)
Dividends paid	(872)	(759)

Net cash provided by (used in) financing activities	111,154	(12,243)

Net increase (decrease) in cash and cash equivalents	667	(3)
Cash and cash equivalents at beginning of period	162	624
Cash and cash equivalents at end of period	$829	$621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information refer to the consolidated financial statements and footnotes thereto included in our 2018 Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, award fee revenues, costs to complete on fixed price contracts, recoverability of goodwill and intangible assets, and earn-out obligations.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASC 842"), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard is required to be adopted using a modified retrospective method and is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB provided an alternative transition method of adoption through ASU No. 2018-11, Targeted Improvements, which provides entities with an optional transition method to apply the transition provisions of ASU 2016-02 at the beginning of the period of adoption.
On January 1, 2019, we adopted ASC 842 using the alternative transition method provided by ASU 2018-11 recording right-of-use assets and lease liabilities for our existing leases as of January 1, 2019, as well as a cumulative-effect adjustment to retained earnings of initially applying the new standard as of January 1, 2019. We have elected the package of practical expedients permitted under the transition guidance, which does not require reassessment of prior conclusions related to lease identification, lease classification, and treatment for initial direct lease costs. We have not elected the practical expedients pertaining to the use of hindsight and land easements.
The adoption of new lease standard resulted in the recharacterization of our headquarters lease, which was accounted for using the financing method under previously existing build-to-suit accounting rules, to an operating lease under ASC 842. Upon adoption of the new lease standard on January 1, 2019, we recorded a right-of-use asset of $24.3 million, property and equipment of $2.8 million, and operating lease liability of $29.6 million, with immaterial changes to other balance sheet accounts. The recharacterization resulted in a cumulative-effect adjustment to retained earnings of approximately $1.9 million, net of taxes, as of January 1, 2019. The new standard did not have a significant impact on our consolidated results of operations or cash flows.

(2) Acquisition

On January 10, 2019, our wholly owned subsidiary VSE Aviation, Inc. ("VSE Aviation") acquired 100% of the equity of 1st Choice Aerospace Inc. ("1st Choice Aerospace"), a provider of maintenance, repair and overhaul ("MRO") services and products for new generation and legacy commercial aircraft. 1st Choice Aerospace has operations in Florida and Kentucky. We have retained key members of 1st Choice Aerospace's management team under three-year employment contracts with five-year non-compete covenants.

The initial purchase consideration paid at closing for 1st Choice Aerospace was approximately $113 million, which included $1.1 million as an estimated net working capital adjustment. We will also be required to make earn-out payments of up to $40 million if 1st Choice Aerospace meets certain financial targets during 2019 and 2020. Approximately $1.1 million of our closing payments was deposited into an escrow account to secure the sellers' indemnification obligations. Any amount remaining in such escrow account at the end of the indemnification period less any then pending indemnification claims will be distributed to the sellers. 1st Choice Aerospace's results of operations are included in our Aviation Group in the accompanying unaudited consolidated financial statements

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

beginning on the acquisition date of January 10, 2019. 1st Choice Aerospace had unaudited revenues of approximately $12.2 million and operating income of approximately $2.6 million before amortization of intangible assets of approximately $1.0 million and allocated corporate costs of approximately $400 thousand from the acquisition date through March 31, 2019.

We are in the process of finalizing our valuation of the 1st Choice Aerospace assets acquired and liabilities assumed. The fair values assigned to our 1st Choice Aerospace earn-out obligation and intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. The total estimated purchase price has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows (in thousands):

Description	Fair Value
Cash	$396
Accounts receivable	7,409
Inventories	6,879
Prepaid expenses and other current assets	382
Property and equipment	4,044
Intangibles - customer related	55,000
Intangibles - trade name	8,000
Goodwill	60,590
Operating lease right-of-use assets	2,643
Other assets	333
Other current liabilities	(5,244)
Long-term operating lease liabilities	(2,376)
$138,056

Cash consideration	$113,056
Acquisition date fair value of earn-out obligation	25,000
Total	$138,056

The estimated value attributed to customer relationships is being amortized on a straight-line basis using weighted average useful lives of 17 years. The estimated value attributed to trade name is being amortized on a straight-line basis over nine years. The preliminary amount of goodwill recorded for our 1st Choice Aerospace acquisition was approximately $61 million, all of which is expected to be amortizable for income tax purposes. The goodwill recognized reflects the strategic advantage of expanding our sustainment services into the aviation supply chain market.

We incurred approximately $254 thousand of acquisition-related expenses during the three months ended March 31, 2019 which are included in selling, general and administrative expenses. The following VSE consolidated pro forma results are prepared as if the 1st Choice Aerospace acquisition had occurred on January 1, 2018. This information is for comparative purposes only and does not necessarily reflect the results that would have occurred or may occur in the future.

The unaudited consolidated pro forma results of operations are as follows (in thousands except per share amounts):

	Three months ended March 31,
	2019	2018
Revenue	$171,478	$187,419
Net Income	$7,039	$7,301
Basic earnings per share	$0.64	$0.67
Diluted earnings per share	$0.64	$0.67

(3) Revenue

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Disaggregated Revenue
Our revenues are derived from contract services performed for United States Postal Service ("USPS"), United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to our clients. Our customers also include various other government agencies and commercial entities.

A summary of revenues for our operating groups by customer for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three months ended March 31, 2019
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$42,683	$—	$—	$42,683
DoD	4,842	895	56,964	62,701
Commercial	3,980	48,475	1,104	53,559
Other government	199	—	10,777	10,976
	$51,704	$49,370	$68,845	$169,919

	Three months ended March 31, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$44,031	$—	$—	$44,031
DoD	8,176	1,215	78,262	87,653
Commercial	3,386	31,535	202	35,123
Other government	271	—	9,819	10,090
	$55,864	$32,750	$88,283	$176,897

A summary of revenues for our operating groups by contract type for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three months ended March 31, 2019
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$212	$27,840	$28,052
Fixed-price	51,704	23,936	19,867	95,507
Time and materials	—	25,222	21,138	46,360
Total revenues	$51,704	$49,370	$68,845	$169,919

	Three months ended March 31, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$397	$51,121	$51,518
Fixed-price	55,864	19,504	15,139	90,507
Time and materials	—	12,849	22,023	34,872
Total revenues	$55,864	$32,750	$88,283	$176,897

Contract Balances

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Billed receivables, unbilled receivables (contract assets), and contract liabilities are the results of revenue recognition, customer billing, and timing of payment receipts. Billed receivables, net, represent unconditional rights to consideration under the terms of the contract and include amounts billed and currently due from our customers. Unbilled receivables represent our right to consideration in exchange for goods or services that we have transferred to the customer prior to us having the right to payment for such goods or services. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying related performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time.
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables increased from $41.3 million at December 31, 2018 to $44.5 million at March 31, 2019, primarily due to revenue recognized in excess of billings. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, decreased from $5.0 million at December 31, 2018 to $4.5 million at March 31, 2019, primarily due to revenue recognized in excess of advance payments received. For the three months ended March 31, 2019 and March 31, 2018, we recognized revenue that was previously included in the beginning balance of contract liabilities of $1.5 million and $6.5 million, respectively.

Performance Obligations

Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for approximately 57% of our revenues for the three months ended March 31, 2019 and March 31, 2018, primarily related to revenues in our Federal Services Group and for MRO services in our Aviation Group. Revenues from products and services transferred to customers at a point in time accounted for approximately 43% of our revenues for the three months ended March 31, 2019 and March 31, 2018. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Supply Chain Management and Aviation groups.
As of March 31, 2019, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $278 million. Performance obligations expected to be satisfied within one year and greater than one year are 96% and 4%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the three months ended March 31, 2019 and March 31, 2018, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Bank credit facility - term loan	$78,300	$80,800
Bank credit facility - revolver loans	198,848	81,934
Principal amount of long-term debt	277,148	162,734
Less debt issuance costs	(2,001)	(2,135)
Total long-term debt	275,147	160,599
Less current portion	(9,466)	(9,466)
Long-term debt, net of current portion	$265,681	$151,133

We have a loan agreement with a group of banks to provide working capital, letters of credit and acquisition financing. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the loan agreement amendment of approximately $1.5 million were capitalized and are being amortized over the five-year life of the loan. The fair value of outstanding debt as of March 31, 2019 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Our required term loan payments after March 31, 2019 are as follows (in thousands):

2019	$7,500
2020	11,875
2021	14,375
2022	15,000
2023	29,550
Total	$78,300

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of March 31, 2019 was $300 million. Subject to the terms of the loan agreement, we may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had no letters of credit outstanding as of March 31, 2019 and $57 thousand in letters of credit outstanding as of December 31, 2018.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2019, the LIBOR base margin was 1.75% and the base rate base margin was 0.50%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases, respectively.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the January 2018 amendment date of the agreement. We executed interest rate swap agreements in February 2019 and February 2018. The notional amount of the interest rate swap agreements was $125 million and $50 million as of March 31, 2019 and December 31, 2018, respectively.

After taking into account the impact of interest rate swap agreements, as of March 31, 2019, interest rates on portions of our outstanding debt ranged from 4.23% to 6.00%, and the effective interest rate on our aggregate outstanding debt was 4.41%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $2.9 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio, which decreases over time, and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at March 31, 2019.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

(5) Earnings Per Share

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

	Three months ended March 31,
	2019	2018
Basic weighted average common shares outstanding	10,920,171	10,860,555
Effect of dilutive shares	53,910	35,949
Diluted weighted average common shares outstanding	10,974,081	10,896,504

(6) Commitments and Contingencies

Leases

We determine at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the lease term. Substantially all of our leases are long-term operating leases for facilities with fixed payment terms between two and 15 years. Our operating lease ROU assets are recorded in operating lease right-of-use assets on our accompanying unaudited consolidated balance sheet. The current portion of operating lease liabilities are presented within accrued expenses and other current liabilities, and the non-current portion of operating lease liabilities are presented under long-term operating lease liabilities on our accompanying unaudited consolidated balance sheet.
For leases with terms greater than 12 months, we record the related asset and lease liability at the present value of lease payments over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the term of the lease.

Our lease cost for the three months ended March 31, 2019 included the following components (in thousands):

2019
Operating lease cost	$1,625
Short-term lease cost	124
Less: sublease income	(289)
Total lease cost, net	$1,460

Certain of our leases include options to extend the term of the lease or to terminate the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate our incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of March 31, 2019 (in thousands):

Operating Leases
Last nine months of 2019	$4,093
2020	5,384
2021	5,088
2022	5,112
2023	4,790
After 2023	14,149
Minimum lease payments	38,616
Less: imputed interest	(7,534)
Present value of minimum lease payments	31,082
Less: current maturities of lease liabilities	(4,237)
Long-term lease liabilities	$26,845

We made cash payments of approximately $1.6 million for operating leases during the quarter ended March 31, 2019, which are included in cash flows from operating activities in our unaudited consolidated statement of cash flows. The weighted average remaining lease term and discount rate for our operating leases were approximately 7.1 years and 6.0%, respectively at March 31, 2019.
As of March 31, 2019, we have additional future payments on a lease that has not yet commenced of approximately $300 thousand. This lease will commence in 2019 and has a lease term of approximately two years.
Contingencies

On or about April 19, 2018 Joseph Waggoner, on behalf of himself and all similarly situated individuals, filed a lawsuit against VSE and two of our subcontractors in the United State District Court, Eastern District of Texas, Texarkana Division, alleging overtime compensation entitlement at a rate of one and one-half times their regular rate of pay for all hours worked over 40 hours in a workweek. The plaintiffs are seeking to certify the case as a collective action for similarly situated individuals. The plaintiffs work under a contract between defendants and the United States Army at the Red River Army Depot in Texas. The plaintiffs assert that employees' 15-minute unpaid work breaks should have been included as "working hours" in calculating overtime. We believe it is probable that VSE will incur a loss related to this matter. We have accrued a loss provision for this matter, which represents our reasonable estimate related to a possible unfavorable settlement. While we do not believe that we will have any additional liability that is material, there can be no guaranty that the ultimate resolution will not result in an additional liability that is material.

Other Matters

In addition to the above-referenced legal proceeding, we may have certain claims in the normal course of business, including legal proceedings, against us and against other parties. In our opinion, the resolution of these other claims will not have a material adverse effect on our results of operations, financial position or cash flows. However, because the results of any legal proceedings cannot be predicted with certainty, the amount of loss, if any, cannot be reasonably estimated.

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
March 31, 2019

(7) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under three reportable operating segments:

Supply Chain Management Group – Our Supply Chain Management Group supplies vehicle parts primarily through a Managed Inventory Program ("MIP") and direct sales to the United States Postal Service ("USPS"), the United States Department of Defense ("DoD") and to commercial customers.

Aviation Group – Our Aviation Group provides maintenance, repair and overhaul ("MRO") services, parts supply and distribution, and supply chain solutions for commercial aerospace and business and general aviation jet aircraft engines and engine accessories.

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

	Three months ended March 31,
	2019	2018
Revenues:
Supply Chain Management Group	$51,704	$55,864
Aviation Group	49,370	32,750
Federal Services Group	68,845	88,283
Total revenues	$169,919	$176,897

Operating income:
Supply Chain Management Group	$6,988	$7,596
Aviation Group	3,048	2,261
Federal Services Group	3,385	2,478
Corporate/unallocated expenses	(1,608)	(742)
Operating income	$11,813	$11,593

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Customer Information

Our revenues by customer is as follows (dollars in thousands):

	Three months ended March 31,
Customer	2019	%	2018	%
USPS	$42,683	25.1%	$44,031	24.9%

U.S. Navy	20,605	12.1%	42,585	24.1%
U.S. Army	36,719	21.6%	42,787	24.2%
U.S. Air Force	5,377	3.2%	2,281	1.3%
Total - DoD	62,701	36.9%	87,653	49.6%

Commercial aviation	48,475	28.5%	31,535	17.8%
Other commercial	5,084	3.0%	3,588	2.0%
Total - Commercial	53,559	31.5%	35,123	19.8%

Other government	10,976	6.5%	10,090	5.7%

Total	$169,919	100%	$176,897	100%

(8) Goodwill and Intangible Assets

Changes in goodwill for the three months ended March 31, 2019 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2018	$63,190	$30,883	$104,549	$198,622
Increase from acquisition	—	—	60,590	60,590
Balance as of March 31, 2019	$63,190	$30,883	$165,139	$259,212

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $5.0 million and $4.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

Intangible assets, net were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2019
Contract and customer-related	$228,094	$(90,169)	$(1,025)	$136,900
Acquired technologies	12,400	(8,815)	—	3,585
Trade names	24,670	(12,254)	—	12,416
Total	$265,164	$(111,238)	$(1,025)	$152,901

December 31, 2018
Contract and customer-related	$173,094	$(86,076)	$(1,025)	$85,993
Acquired technologies	12,400	(8,533)	—	3,867
Trade names	16,670	(11,638)	—	5,032
Total	$202,164	$(106,247)	$(1,025)	$94,892

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2019	Fair Value December 31, 2018
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$563	$403
Interest rate swap agreements	Accrued expenses/Other current assets	Level 2	$727	$195
Earn-out obligation - short-term	Current portion of earn-out obligation	Level 3	$10,700	$—
Earn-out obligation - long-term	Earn-out obligation	Level 3	$14,300	$—

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. The fair value of the swap agreements, which is a liability

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

of approximately $727 thousand, has been reported in accrued expenses at March 31, 2019. The fair value of the swap agreements, which was an asset of approximately $195 thousand, was reported in other current assets at December 31, 2018. The offset, net of an income tax effect of approximately $181 thousand and $49 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of March 31, 2019 and December 31, 2018, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

We utilized an income approach to determine the fair value of our 1st Choice Aerospace acquisition earn-out obligation. Significant unobservable inputs used to value the contingent consideration include projected revenue and cost of services and the discount rate. If a significant increase or decrease in the discount rate occurred in isolation, the result could be significantly higher or lower fair value measurement.

(10) Income Taxes

Our effective tax rate was 23.7% and 25.1% for the three months ended March 31, 2019 and 2018, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the three months ended March 31, 2019 primarily results from the fair value increase of approximately $1.2 million to our COLI assets.

(11) Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosures related to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We currently are assessing the impact that this standard will have on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We currently are assessing the impact that this standard will have on our consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Customers and Services

We are a diversified services and supply chain management company that assists our customers in sustaining, extending the service life, and improving the performance of their transportation equipment and other assets and systems. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), federal civilian agencies, and to commercial and other customers. Our largest customers are the DoD and the USPS. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul (“MRO”) services for vehicle fleet, aviation and other customers; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy services; IT and health care IT solutions; and consulting services.

Acquisition

In January 2019, we acquired 1st Choice Aerospace Inc. ("1st Choice Aerospace"), a provider of component MRO services and products for new generation and legacy commercial aircraft families. 1st Choice Aerospace has operations in Florida and Kentucky and will operate as part of our Aviation Group. We have retained certain key management members of the former ownership group.

CEO Transition

In March of 2019, we announced that Maurice “Mo” Gauthier would step down as a Company officer and director after 11 years of dedicated service, and that our Board of Directors elected John Cuomo to the position of CEO and President and to the Board of Directors. This transition became effective April 15, 2019.

Organization and Segments

Our operations are conducted within three reportable segments aligned with our management groups: 1) Supply Chain Management; 2) Aviation; and 3) Federal Services.

Supply Chain Management Group - Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management and other services to assist our clients with supply chain management efforts. Operations of this group are conducted by our wholly owned subsidiary Wheeler Bros., Inc., which supports the USPS, commercial truck fleets, and DoD with fleet management and sustainment solutions, managed inventory services, and other vehicle parts solutions. The primary revenue source for this group is derived from the sale of vehicle parts and mission critical supply chain services to support the USPS delivery fleet.

Aviation Group - Our Aviation Group provides parts supply and distribution, supply chain solutions, and MRO services for commercial aviation and business and general aviation aircraft, engines and accessories. This group offers a range of complementary services and supplies to a diversified client base of corporate and private aircraft owners, commercial and regional airlines, aviation manufacturers, other aviation MRO providers, cargo transporters and agricultural clients.

Federal Services Group - Our Federal Services Group provides foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and other customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries, our Red River Army Depot Equipment Related Services Program (“RRAD ERS”) providing on-site logistics support for Red River Army Depot at Texarkana, Texas, our Fort Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia, our U.S. Army Reserve vehicle refurbishment program and various vehicle and equipment refurbishment, maintenance and sustainment programs for U.S. Army commands and various task orders under the U.S. Air Force Contract Field Teams (“CFT”) Program.

Our Federal Services Group also provides energy and environmental consulting services and IT solutions and services with a focus on medical and health related fields for various DoD and federal civilian agencies, including the United States Department of Energy;

the Social Security Administration; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Concentration of Revenues
(dollars in thousands)
	For the three months ended March 31,
	2019		2018
Source of Revenue	Revenues	%	Revenues	%
USPS	$42,683	25	$44,031	25
FMS Program *	15,765	9	37,964	21
Other	111,471	66	94,902	54
Total revenues	$169,919	100	$176,897	100
* Our Aviation Group utilizes the Federal Services Group's FMS Program to sell its gas turbine MRO services to the DoD.

Management Outlook

Our 2019 first quarter results reflect changes in our revenue profile. Our acquisition of 1st Choice Aerospace in January 2019 and implementation of new distribution programs in 2018 have enhanced our Aviation Group revenues, while our Federal Services Group and Supply Chain Management Group experienced revenue challenges. While 2019 overall revenues have declined compared to the first quarter of 2018, our operating income has slightly improved.

Aviation Group

New distribution programs in our Aviation Group have increased and broadened our revenue base. Our Singapore operation began generating revenue in the second quarter of 2018 as we extended new product lines to new end-user clients in the Asia-Pacific market, including commercial airlines. Our facility in Germany is transitioning from a repair shop to a regional distribution business, and associated revenues have increased. We have extended key distribution agreements to new geographic markets. We believe our distribution initiatives will provide sustainable revenue sources with viable growth potential that will enhance our future results.

We expect the recent addition of 1st Choice Aerospace to further improve results, and this acquisition has performed as expected. The addition of 1st Choice Aerospace broadens our product lines and client base, particularly in the commercial aerospace market, and we see opportunities to strategically align 1st Choice Aerospace’s offerings with our existing domestic and international markets, including our recent Singapore and European initiatives.

While revenues, operating income and inventory may experience fluctuations due to market demand and the mix of products sold, we are optimistic about the outlook for our Aviation Group.

Supply Chain Management Group

Our Supply Chain Management Group continues to increase parts sales and supply chain and inventory management support services to commercial customers. Our commercial client base includes companies in a wide array of businesses that have vehicle fleets required to meet mission critical delivery or service schedules, and we are capturing new customers and increasing revenue using e-commerce solutions. First quarter 2019 overall revenues declined, primarily due to decreased sales to DoD and partially due to a decrease in parts sales to USPS.

We are closely monitoring the USPS next-generation delivery vehicle (“NGDV”) procurement effort, which is progressing slower than the USPS had previously expected. We are also positioning ourselves to support newly procured vehicles eventually placed in service and aging vehicles that remain in service. While it will likely be several years before the NGDV is placed in service in significant numbers, the USPS has begun some shorter-term annual vehicle acquisitions through the procurement of commercial off-the-shelf ("COTS") mass-market vehicles and the retirement of some of its aging COTS vehicles. This has contributed to a modest year over year first quarter decline in sales to the USPS of about 3%. As the new COTS vehicles begin to age, we expect the demand for replacement parts to keep them operating will increase. As a matter of USPS practice, we are a provider of replacement parts for all 231,000 USPS vehicle fleet assets, including the COTS vehicles. While we cannot predict with certainty the impact of the USPS NGDV procurement and concurrent retirement of older fleet assets on our future revenues, we believe that our years of service, unique knowledge of this client’s complex operational model and maintenance facility processes and procedures, and our superior performance strategically position us to continue to serve as a key vehicle fleet sustainment partner regardless of source or vintage. We expect to continue supporting USPS during its comprehensive vehicle transition initiatives embracing emerging technologies spanning the next decade or longer.

Federal Services Group

Our Federal Services Group revenues declined in the first quarter of 2019 compared to 2018 due primarily to a decrease in our FMS revenues and a reduction in work performed on our RRAD ERS contract due to a client directed reduction in force in May 2018. These revenue declines have occurred in our lower margin work, resulting in minimal loss of operating income. We have increased operating income for this group through margin improvements in our other work.

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

A summary of our bookings and revenues for our Federal Services Group for the three months ended March 31, 2019 and 2018, and funded contract backlog as of March 31, 2019 and 2018 was as follows (in millions):

	2019	2018
Bookings	$51	$33
Revenues	$69	$88
Funded Contract Backlog	$278	$261

We will occasionally perform work at risk, which is work performed prior to formalizing contract funding for such work. Revenue related to work performed at risk is not recognized until it can be reliably estimated and its realization is probable. We recognize this “risk funding” as revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Included in our unbilled receivables are revenues recognized for which we have not received formalized funding of approximately $10.4 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively. We believe that we are entitled to reimbursement and expect to receive all of this funding.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Issued Accounting Pronouncements in Note 11 of the Notes to our Unaudited Consolidated Financial Statements in this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. See our 2018 Form 10-K for a full discussion of our critical accounting policies.

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

The fair value of our VSE Aviation reporting unit, within our Aviation Group, exceeded its carrying value by approximately 6%. VSE Aviation achieved its 2018 earnings projections primarily due to growth in our Singapore distribution operation. While revenues and operating income in years prior to 2018 did not meet our cash flow projections, primarily due to a decreased demand for new parts and slower than anticipated development of new business opportunities, we believe that those conditions were temporary and that the overall outlook for our VSE Aviation business remains consistent with our long-term projections. Under the income approach, we used a 13.5% discount rate (a 100 basis point increase from the discount rate used in the prior year annual analysis), a compounded annual revenue growth rate of approximately 8% over a seven-year period, and a long-term revenue growth rate of three percent in the terminal year. Our compounded annual growth rate over the seven-year period is primarily based on projected organic growth, which is corroborated by market studies related to our aviation business, and significant initiatives, including international opportunities for parts distribution and gas turbine MRO services provided to our U.S. government customer. We believe the discount rate properly reflects the risks in our future cash flows assumptions including the risk that the new business opportunities take longer to develop or do not meet our expectations. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") and factored in a control premium and applied such multiples to both of VSE Aviation's historical and one-year projected revenues and EBITDA. Negative changes in the key assumptions used in the annual impairment analysis or an increase in the carrying value may result in a future impairment of this reporting unit's goodwill.

Based on the results of the annual impairment analysis performed, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our cash flow projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value of VSE Aviation could be adversely affected by other market factors such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increase in the carrying value of this reporting unit. As of March 31, 2019 goodwill associated with VSE Aviation was approximately $104.5 million.

The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 30%. Akimeka has experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. These factors have been considered in the projections used in our impairment analysis. Based on the results of our analysis, our assessment is that we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increases in carrying value of this reporting unit. The carrying value of Akimeka as of March 31, 2019 included goodwill of approximately $30.1 million.

As of March 31, 2019, we have no intangible assets with indefinite lives and we had an aggregate of approximately $259 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2019	2018	Months
Revenues	$169,919	$176,897	$(6,978)
Costs and operating expenses	158,106	165,304	(7,198)
Operating income	11,813	11,593	220
Interest expense, net	3,158	2,175	983
Income before income taxes	8,655	9,418	(763)
Provision for income taxes	2,052	2,366	(314)
Net income	$6,603	$7,052	$(449)

Our revenues decreased approximately $7.0 million or 3.9% for the first quarter of 2019 compared to the same period of 2018. The change in revenues resulted primarily from a decrease in our Federal Services Group revenues of approximately $19.4 million and a decrease in our Supply Chain Management Group revenues of approximately $4.2 million. Revenues from our Aviation Group increased approximately $16.6 million, including as a result of our acquisition of 1st Choice Aerospace.

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

Our costs and operating expenses decreased approximately $7.2 million or 4.4% for the first quarter of 2019 compared to the same period of 2018. Costs and operating expenses for our Federal Services Group and our Supply Chain Management Group decreased for the quarter and costs and operating expenses for our Aviation Group increased for the quarter due to changes in the revenues.

Our operating income increased approximately $220 thousand or 1.9% for the first quarter of 2019 compared to the same period of 2018. Operating income from our Aviation Group and our Federal Services Group increased for the quarter and operating income from our Supply Chain Management Group decreased for the quarter. Operating income for the first quarter of 2019 was reduced by approximately $1.1 million due to costs associated with our CEO transition and our acquisition of 1st Choice Aerospace.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $983 thousand for the first quarter of 2019 compared to the same period of 2018, due primarily to an increase in our average level of bank borrowing resulting from the acquisition of 1st Choice Aerospace in January 2019.

Our effective tax rate was 23.7% and 25.1% for the three months ended March 31, 2019 and 2018, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2019	2018	Months
Revenues	$51,704	$55,864	$(4,160)
Costs and operating expenses	44,716	48,268	(3,552)
Operating income	$6,988	$7,596	$(608)
Profit percentage	13.5%	13.6%

Revenues for our Supply Chain Management Group decreased approximately $4.2 million or 7.4% for the first quarter of 2019 compared to the same period of 2018. Revenues from sales to the USPS decreased approximately $1.3 million and revenues from sales to government customers decreased approximately $3.3 million for the quarter. Revenues from sales to commercial customers increased approximately $594 thousand, or 18%, for the quarter. Costs and operating expenses decreased by approximately $3.6 million or 7.4% for the first quarter, reflecting the decrease in associated revenues. Costs and operating expenses include allocated corporate costs of approximately $1.8 million in 2019 and 2018.

Operating income decreased by approximately $608 thousand or 8.0% for the first quarter compared to the same period of the prior year. The decrease in operating income were attributable to decreased sales.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2019	2018	Months
Revenues	$49,370	$32,750	$16,620
Costs and operating expenses	46,322	30,489	15,833
Operating income	$3,048	$2,261	$787
Profit percentage	6.2%	6.9%

Revenues for our Aviation Group increased approximately $16.6 million or 51% for the first quarter of 2019 compared to the same period of 2018. The revenue increase was primarily driven by the addition of revenues from our 1st Choice Aerospace acquisition and from parts distribution sales in our international markets. Our 1st Choice Aerospace revenues for the first quarter were approximately $12.2 million. Costs and operating expenses increased approximately $15.8 million or 52% for the first quarter, due primarily to the increased revenues.

Costs and operating expenses include the amortization of intangible assets associated with the acquisition of our aviation businesses and allocated corporate costs. Expense for amortization of intangible assets for the first quarter of 2019 was approximately $2.6 million, an increase from the same period in 2018 of approximately $1.0 million due to amortization associated with the acquisition of 1st Choice Aerospace. Allocated corporate costs were approximately $1.7 million in 2019 and $1.0 million in 2018.

Operating income increased approximately $787 thousand or 35% for the first quarter of 2019 compared to the same period of 2018, primarily due to the increases in revenues from our 1st Choice Aerospace acquisition and from parts distribution sales in our international markets.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Change
	ended March 31,		Three
	2019	2018	Months
Revenues	$68,845	$88,283	$(19,438)
Costs and operating expenses	65,460	85,805	(20,345)
Operating income	$3,385	$2,478	$907
Profit percentage	4.9%	2.8%

Revenues for our Federal Services Group decreased approximately $19.4 million or 22% for the first quarter of 2019 as compared to the same periods of 2018. Significant items affecting our first quarter revenue on a year to year comparative basis include decreased revenues of approximately $20 million on our FMS Program, decreased revenues of approximately $6 million on our RRAD ERS Program due to a client directed reduction in force, increased revenues of approximately $2.4 million on our CFT program work, increased revenues of approximately $2.3 million on two of our U. S. Army equipment refurbishment programs, and changes in the level of work on various other programs and contracts.

Costs and operating expenses decreased approximately $20.3 million or 24% for the first quarter of 2019 compared to the same period of 2018. The decreases in costs and operating expenses are primarily attributable to the decreased level of work in 2019.

Operating income increased by approximately $907 thousand or 37% for the first quarter of 2019 compared to the same period of 2018. The revenue declines have occurred in our lower margin work, resulting in minimal loss of operating income, while we have increased operating income for this group through margin improvements on our other work.

Financial Condition

There has been no material adverse change in our financial condition in the first quarter of 2019. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, and the timing of associated billings to and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $667 thousand during the first quarter of 2019.

Cash provided by operating activities decreased approximately $10.5 million in the first quarter of 2019 compared to the same period in 2018. The change was primarily attributable to a decrease of approximately $10.5 million due to changes in the levels of operating assets and liabilities, an increase of approximately $476 thousand in non-cash operating activities, and a decrease of approximately $449 thousand in cash provided by net income.

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

Cash used in investing activities increased approximately $112.2 million in the first quarter of 2019 as compared to the same period in 2018. In the first quarter of 2019, we used approximately $113 million for the acquisition of 1st Choice Aerospace. Other cash used in investing activities in 2019 and 2018 consisted primarily of purchases of property and equipment.

Cash provided by financing activities increased approximately $123.4 million in the first quarter of 2019 compared to the same period in 2018. Cash provided by financing activities consisted primarily of bank borrowing activities. Cash used in financing activities included debt financing costs associated with our bank loan amendment and payment of dividends.

We paid cash dividends totaling approximately $872 thousand or $0.08 per share in the first quarter of 2019. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Our outstanding debt of approximately $277.1 million as of March 31, 2019 was net of unamortized deferred financing costs of approximately $2.0 million.

The term loan requires quarterly installment payments. Our required term loan payments after March 31, 2019 are approximately $7.5 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022, and $29.5 million in 2023. The amount of term loan borrowings outstanding as of March 31, 2019 was $78.3 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of March 31, 2019 was $300 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $198.8 million in revolving loan amounts outstanding and no letters of credit outstanding as of March 31, 2019. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2019, the LIBOR base margin was 1.75% and the base rate base margin was 0.50%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the date of the amendment. We have executed compliant interest rate hedges. As of March 31, 2019, interest rates on portions of our outstanding debt ranged from 4.23% to 6.00% and the effective interest rate on our aggregate outstanding debt was 4.41%.

Our loan agreement contains collateral requirements to secure our loan obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at March 31, 2019.

	Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	3.18 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	3.54 to 1

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

In February 2018, we entered into a LIBOR based interest rate swap on our term loan for a term of three years with a notional amount of $10 million for the first year and $50 million for the second and third years. We pay an effective interest rate of 2.54% plus our base margin on the debt matched to this swap. In February 2019, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $75 million. This swap amount decreases in increments on an annual basis to $45 million for the second year and to $25 million for the third year. We pay an effective interest rate of 2.805% plus our base margin on the debt matched to it.

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

In connection with our 1st Choice Aerospace acquisition, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating our corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at 1st Choice Aerospace, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structure at 1st Choice Aerospace has been modified to appropriately oversee and incorporate these activities into the overall control structure. We will continue to evaluate the need for additional internal controls over financial reporting.
There were no additional changes in our internal control over financial reporting during our first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

On or about April 19, 2018 Joseph Waggoner, on behalf of himself and all similarly situated individuals, filed a lawsuit against VSE and two of our subcontractors in the United State District Court, Eastern District of Texas, Texarkana Division, alleging overtime compensation entitlement at a rate of one and one-half times their regular rate of pay for all hours worked over 40 hours in a workweek. The plaintiffs are seeking to certify the case as a collective action for similarly situated individuals. The plaintiffs work under a contract between defendants and the United States Army at the Red River Army Depot in Texas. The plaintiffs assert that employees' 15-minute unpaid work breaks should have been included as "working hours" in calculating overtime. We believe it is probable that VSE will incur a loss related to this matter. We believe it is probable that VSE will incur a loss related to this matter. We have accrued a loss provision for this matter, which represents our reasonable estimate related to a possible unfavorable settlement. While we do not believe that we will have any additional liability that is material, there can be no guaranty that the ultimate resolution will not result in an additional liability that is material.

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
Exhibit 10.1
Employment Agreement dated as of March 15, 2019 by and between VSE Corporation and John A. Cuomo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2019).

Exhibit 10.3
Amended Employment Agreement dated as of March 1, 2019 by and between VSE Corporation and Maurice A. Gauthier (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on March 7, 2019).

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

VSE CORPORATION

Date:	May 3, 2019	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 3, 2019	By:	/s/ Thomas R. Loftus
Thomas R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)