Form 10-Q
period 2019-06-30
VSE CORP
filed 2019-07-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2019       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of July 22, 2019: 10,970,123

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$760	$162
Receivables, net	74,012	60,004
Unbilled receivables, net	45,961	41,255
Inventories, net	197,213	166,392
Other current assets	15,232	13,407
Total current assets	333,178	281,220

Property and equipment, net	44,216	49,606
Intangible assets, net	147,921	94,892
Goodwill	259,212	198,622
Operating lease right-of-use assets	25,256	—
Other assets	16,992	14,488
Total assets	$826,775	$638,828

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$10,091	$9,466
Accounts payable	74,310	57,408
Current portion of earn-out obligation	10,700	—
Accrued expenses and other current liabilities	39,428	37,133
Dividends payable	987	871
Total current liabilities	135,516	104,878

Long-term debt, less current portion	268,985	151,133
Deferred compensation	17,201	17,027
Long-term lease obligations, less current portion	—	18,913
Long-term operating lease liabilities	25,716	—
Earn-out obligation	14,300	—
Deferred tax liabilities	18,720	18,482
Total liabilities	480,438	310,433

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,970,123 and 10,886,036, respectively	549	544
Additional paid-in capital	29,411	26,632
Retained earnings	317,652	301,073
Accumulated other comprehensive (loss) income	(1,275)	146
Total stockholders' equity	346,337	328,395
Total liabilities and stockholders' equity	$826,775	$638,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Products	$93,875	$90,119	$182,776	$178,792
Services	95,236	80,275	176,254	168,499
Total revenues	189,111	170,394	359,030	347,291

Costs and operating expenses:
Products	79,380	75,834	155,673	150,560
Services	87,347	75,971	162,787	161,726
Selling, general and administrative expenses	988	730	2,370	1,549
Amortization of intangible assets	4,980	4,004	9,971	8,008
Total costs and operating expenses	172,695	156,539	330,801	321,843

Operating income	16,416	13,855	28,229	25,448

Interest expense, net	3,398	2,182	6,556	4,357

Income before income taxes	13,018	11,673	21,673	21,091

Provision for income taxes	3,120	2,922	5,172	5,288

Net income	$9,898	$8,751	$16,501	$15,803

Basic earnings per share	$0.90	$0.80	$1.51	$1.45

Basic weighted average shares outstanding	10,969,899	10,881,106	10,945,172	10,870,887

Diluted earnings per share	$0.89	$0.80	$1.50	$1.45

Diluted weighted average shares outstanding	11,072,745	10,918,927	11,023,685	10,907,777

Dividends declared per share	$0.09	$0.08	$0.17	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$9,898	$8,751	$16,501	$15,803

Change in fair value of interest rate swap agreements, net of tax	(729)	123	(1,421)	334

Other comprehensive (loss) income, net of tax	(729)	123	(1,421)	334

Comprehensive income	$9,169	$8,874	$15,080	$16,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

Three months ended June 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2019	10,950	$547	$28,788	$308,742	$(546)	$337,531
Net income	—	—	—	9,898	—	9,898
Stock-based compensation	20	2	623	—	—	625
Other comprehensive loss, net of tax	—	—	—	—	(729)	(729)
Dividends declared ($0.09 per share)	—	—	—	(988)	—	(988)
Balance at June 30, 2019	10,970	$549	$29,411	$317,652	$(1,275)	$346,337

Three months ended June 30, 2018
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2018	10,881	$544	$26,490	$275,887	$392	$303,313
Net income	—	—	—	8,751	—	8,751
Other comprehensive income, net of tax	—	—	—	—	123	123
Dividends declared ($0.08 per share)	—	—	—	(871)	—	(871)
Balance at June 30, 2018	10,881	$544	$26,490	$283,767	$515	$311,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

Six months ended June 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	10,886	$544	$26,632	$301,073	$146	$328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	1,944	—	1,944
Net income	—	—	—	16,501	—	16,501
Stock-based compensation	84	5	2,779	—	—	2,784
Other comprehensive loss, net of tax	—	—	—	—	(1,421)	(1,421)
Dividends declared ($0.17 per share)	—	—	—	(1,866)	—	(1,866)
Balance at June 30, 2019	10,970	$549	$29,411	$317,652	$(1,275)	$346,337

Six months ended June 30, 2018
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2017	10,839	$542	$24,470	$267,902	$181	$293,095
Cumulative effect of adoption of ASU 2014-09, net of tax	—	—	—	1,695	—	1,695
Net income	—	—	—	15,803	—	15,803
Stock-based compensation	42	2	2,020	—	—	2,022
Other comprehensive income, net of tax	—	—	—	—	334	334
Dividends declared ($0.15 per share)	—	—	—	(1,633)	—	(1,633)
Balance at June 30, 2018	10,881	$544	$26,490	$283,767	$515	$311,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$16,501	$15,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,637	12,723
Deferred taxes	(312)	(888)
Stock-based compensation	1,982	1,676
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(6,599)	1,131
Unbilled receivables, net	(4,706)	9,604
Inventories, net	(23,942)	(34,352)
Other current assets and noncurrent assets	(3,914)	4,227
Accounts payable and deferred compensation	14,149	(6,164)
Accrued expenses and other current and noncurrent liabilities	(2,744)	(6,568)
Long-term lease obligations	—	(816)

Net cash provided by (used in) operating activities	4,052	(3,624)

Cash flows from investing activities:
Purchases of property and equipment	(6,303)	(1,880)
Proceeds from the sale of property and equipment	4	46
Cash paid for acquisitions, net of cash acquired	(112,660)	—

Net cash used in investing activities	(118,959)	(1,834)

Cash flows from financing activities:
Borrowings on loan agreement	300,726	359,554
Repayments on loan agreement	(182,516)	(349,534)
Payment of debt financing costs	—	(1,692)
Payments on capital lease obligations	—	(707)
Payments of taxes for equity transactions	(955)	(641)
Dividends paid	(1,750)	(1,522)

Net cash provided by financing activities	115,505	5,458

Net increase in cash and cash equivalents	598	—
Cash and cash equivalents at beginning of period	162	624
Cash and cash equivalents at end of period	$760	$624

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information refer to the consolidated financial statements and footnotes thereto included in our 2018 Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, award fee revenues, costs to complete on fixed price contracts, recoverability of goodwill and intangible assets, and earn-out obligations.

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

The initial purchase consideration paid at closing for 1st Choice Aerospace was approximately $113 million, which included $1.1 million as an estimated net working capital adjustment. We will also be required to make earn-out payments of up to $40 million if 1st Choice Aerospace meets certain financial targets during 2019 and 2020. Approximately $1.1 million of our closing payments was deposited into an escrow account to secure the sellers' indemnification obligations. Any amount remaining in such escrow account at the end of the indemnification period less any then pending indemnification claims will be distributed to the sellers. 1st Choice Aerospace's results of operations are included in our Aviation Group in the accompanying unaudited consolidated financial statements beginning on the acquisition date of January 10, 2019. 1st Choice Aerospace had unaudited revenues of approximately $27.3 million

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

and operating income of approximately $5.9 million before amortization of intangible assets of approximately $2.0 million and allocated corporate costs of approximately $780 thousand from the acquisition date through June 30, 2019.

We are in the process of finalizing our valuation of the 1st Choice Aerospace assets acquired and liabilities assumed. The fair values assigned to our 1st Choice Aerospace earn-out obligation and intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Therefore, these provisional amounts are subject to change as we complete the valuations throughout the measurement period, which will extend throughout 2019.

Based on our preliminary valuation, the total estimated purchase price has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows (in thousands):

Description	Fair Value
Cash	$396
Accounts receivable	7,409
Inventories	6,879
Prepaid expenses and other current assets	382
Property and equipment	4,044
Intangibles - customer related	55,000
Intangibles - trade name	8,000
Goodwill	60,590
Operating lease right-of-use assets	2,643
Other assets	333
Other current liabilities	(5,244)
Long-term operating lease liabilities	(2,376)
$138,056

Cash consideration	$113,056
Acquisition date estimated fair value of earn-out obligation	25,000
Total	$138,056

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

We incurred approximately $154 thousand and $408 thousand of acquisition-related expenses during the three months and six months ended June 30, 2019, respectively which are included in selling, general and administrative expenses. The following VSE consolidated pro forma results are prepared as if the 1st Choice Aerospace acquisition had occurred on January 1, 2018. This information is for comparative purposes only and does not necessarily reflect the results that would have occurred or may occur in the future.

The unaudited consolidated pro forma results of operations are as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$189,111	$181,569	$360,589	$368,988
Net Income	$10,025	$8,870	$17,064	$16,171
Basic earnings per share	$0.92	$0.82	$1.56	$1.49
Diluted earnings per share	$0.91	$0.81	$1.55	$1.48

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

(3) Revenue

Disaggregated Revenue
Our revenues are derived from contract services performed for the United States Postal Service ("USPS"), United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to our clients. Our customers also include various other government agencies and commercial entities.

A summary of revenues for our operating groups by customer for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three months ended June 30, 2019
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$42,112	$—	$—	$42,112
DoD	6,461	260	68,359	75,080
Commercial	5,090	54,086	—	59,176
Other government	142	651	11,950	12,743
	$53,805	$54,997	$80,309	$189,111

	Six months ended June 30, 2019
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$84,795	$—	$—	$84,795
DoD	11,303	1,155	125,323	137,781
Commercial	9,070	102,561	1,104	112,735
Other government	341	651	22,727	23,719
	$105,509	$104,367	$149,154	$359,030

A summary of revenues for our operating groups by customer for the three and six months ended June 30, 2018 are as follows (in thousands):

	Three months ended June 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$43,089	$—	$—	$43,089
DoD	7,525	1,025	73,637	82,187
Commercial	3,413	34,037	31	37,481
Other government	236	742	6,659	7,637
	$54,263	$35,804	$80,327	$170,394

	Six months ended June 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$87,120	$—	$—	$87,120
DoD	15,701	2,240	151,899	169,840
Commercial	6,799	65,572	233	72,604
Other government	507	742	16,478	17,727
	$110,127	$68,554	$168,610	$347,291

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

A summary of revenues for our operating groups by contract type for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three months ended June 30, 2019
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$169	$33,496	$33,665
Fixed-price	53,805	25,056	19,153	98,014
Time and materials	—	29,772	27,660	57,432
Total revenues	$53,805	$54,997	$80,309	$189,111

	Six months ended June 30, 2019
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$381	$61,336	$61,717
Fixed-price	105,509	48,992	39,020	193,521
Time and materials	—	54,994	48,798	103,792
Total revenues	$105,509	$104,367	$149,154	$359,030

A summary of revenues for our operating groups by contract type for the three and six months ended June 30, 2018 are as follows (in thousands):

	Three months ended June 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$701	$41,801	$42,502
Fixed-price	54,263	19,869	17,204	91,336
Time and materials	—	15,234	21,322	36,556
Total revenues	$54,263	$35,804	$80,327	$170,394

	Six months ended June 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$1,098	$92,922	$94,020
Fixed-price	110,127	39,373	32,343	181,843
Time and materials	—	28,083	43,345	71,428
Total revenues	$110,127	$68,554	$168,610	$347,291

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables increased from $41.3 million at December 31, 2018 to $46.0 million at June 30, 2019, primarily due to revenue recognized in excess of billings. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, decreased from $5.0 million at December 31, 2018 to $4.9 million at June 30, 2019, primarily due to revenue recognized in excess of advance payments received. For the six months ended June 30, 2019 and June 30, 2018, we recognized revenue that was previously included in the beginning balance of contract liabilities of $2.0 million and $7.7 million, respectively.

Performance Obligations

Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for approximately 57% of our revenues for the three and six months ended June 30, 2019 and June 30, 2018, primarily related to revenues in our Federal Services Group and for MRO services in our Aviation Group. Revenues from products and services transferred to customers at a point in time accounted for approximately 43% of our revenues for the three and six months ended June 30, 2019 and June 30, 2018. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Supply Chain Management and Aviation groups.
As of June 30, 2019, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $269 million. Performance obligations expected to be satisfied within one year and greater than one year are 97% and 3%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the six months ended June 30, 2019 and June 30, 2018, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Bank credit facility - term loan	$75,800	$80,800
Bank credit facility - revolver loans	205,144	81,934
Principal amount of long-term debt	280,944	162,734
Less debt issuance costs	(1,868)	(2,135)
Total long-term debt	279,076	160,599
Less current portion	(10,091)	(9,466)
Long-term debt, net of current portion	$268,985	$151,133

We have a loan agreement with a group of banks to provide working capital, letters of credit and acquisition financing. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the loan agreement amendment of approximately $1.5 million were capitalized and are being amortized over the five-year life of the loan. The fair value of outstanding debt as of June 30, 2019 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term loan payments after June 30, 2019 are as follows (in thousands):

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

2019	$5,000
2020	11,875
2021	14,375
2022	15,000
2023	29,550
Total	$75,800

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of June 30, 2019 was $300 million. Subject to the terms of the loan agreement, we may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $18 thousand and $57 thousand in letters of credit outstanding as of June 30, 2019 and December 31, 2018, respectively.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2019, the LIBOR base margin was 2.50% and the base rate base margin was 1.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases, respectively.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the January 2018 amendment date of the agreement. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. We executed interest rate swap agreements in February 2019 and February 2018. The notional amount of the interest rate swap agreements was $125 million and $50 million as of June 30, 2019 and December 31, 2018, respectively.

After taking into account the impact of interest rate swap agreements, as of June 30, 2019, interest rates on portions of our outstanding debt ranged from 4.89% to 6.75%, and the effective interest rate on our aggregate outstanding debt was 5.16%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.4 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $6.3 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at June 30, 2019.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	10,969,899	10,881,106	10,945,172	10,870,887
Effect of dilutive shares	102,846	37,821	78,513	36,890
Diluted weighted average common shares outstanding	11,072,745	10,918,927	11,023,685	10,907,777

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

Our lease cost for the three and six months ended June 30, 2019 included the following components (in thousands):

	Three months	Six months
Operating lease cost	$1,625	$3,250
Short-term lease cost	175	299
Less: sublease income	(251)	(540)
Total lease cost, net	$1,549	$3,009

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of June 30, 2019 (in thousands):

Operating Leases
Last six months of 2019	$2,439
2020	5,384
2021	5,088
2022	5,112
2023	4,790
After 2023	14,149
Minimum lease payments	36,962
Less: imputed interest	(7,078)
Present value of minimum lease payments	29,884
Less: current maturities of lease liabilities	(4,168)
Long-term lease liabilities	$25,716

We made cash payments of approximately $3.2 million for operating leases during the six months ended June 30, 2019, which are included in cash flows from operating activities in our unaudited consolidated statement of cash flows. The weighted average remaining lease term and discount rate for our operating leases were approximately 7.0 years and 6.0%, respectively at June 30, 2019.
As of June 30, 2019, we have additional future payments on a lease that has not yet commenced of approximately $300 thousand. This lease will commence in 2019 and has a lease term of approximately three years.
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
June 30, 2019

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Supply Chain Management Group	$53,805	$54,263	$105,509	$110,127
Aviation Group	54,997	35,804	104,367	68,554
Federal Services Group	80,309	80,327	149,154	168,610
Total revenues	$189,111	$170,394	$359,030	$347,291

Operating income:
Supply Chain Management Group	$7,557	$8,168	$14,545	$15,764
Aviation Group	5,204	2,846	8,252	5,107
Federal Services Group	5,059	3,606	8,444	6,084
Corporate/unallocated expenses	(1,404)	(765)	(3,012)	(1,507)
Operating income	$16,416	$13,855	$28,229	$25,448

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Customer Information

Our revenues by customer is as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
Customer	2019	%	2018	%	2019	%	2018	%
USPS	$42,112	22.3%	$43,089	25.3%	$84,795	23.6%	$87,120	25.1%

U.S. Navy	22,202	11.8%	35,696	20.9%	42,807	11.9%	78,281	22.5%
U.S. Army	47,333	25.0%	41,548	24.4%	84,052	23.4%	84,335	24.3%
U.S. Air Force	5,545	2.9%	4,943	2.9%	10,922	3.1%	7,224	2.1%
Total - DoD	75,080	39.7%	82,187	48.2%	137,781	38.4%	169,840	48.9%

Commercial aviation	54,086	28.6%	34,037	20.0%	102,561	28.6%	65,572	18.9%
Other commercial	5,090	2.7%	3,444	2.0%	10,174	2.8%	7,032	2.0%
Total - Commercial	59,176	31.3%	37,481	22.0%	112,735	31.4%	72,604	20.9%

Other government	12,743	6.7%	7,637	4.5%	23,719	6.6%	17,727	5.1%

Total	$189,111	100%	$170,394	100%	$359,030	100%	$347,291	100%

(8) Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2019 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2018	$63,190	$30,883	$104,549	$198,622
Increase from acquisition	—	—	60,590	60,590
Balance as of June 30, 2019	$63,190	$30,883	$165,139	$259,212

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $5.0 million and $10.0 million for the three and six months ended June 30, 2019, respectively, and $4.0 million and $8.0 million for the three and six months ended June 30, 2018, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

Intangible assets, net were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2019
Contract and customer-related	$228,094	$(94,185)	$(1,025)	$132,884
Acquired technologies	12,400	(9,096)	—	3,304
Trade names	24,670	(12,937)	—	11,733
Total	$265,164	$(116,218)	$(1,025)	$147,921

December 31, 2018
Contract and customer-related	$173,094	$(86,076)	$(1,025)	$85,993
Acquired technologies	12,400	(8,533)	—	3,867
Trade names	16,670	(11,638)	—	5,032
Total	$202,164	$(106,247)	$(1,025)	$94,892

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2019	Fair Value December 31, 2018
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$611	$403
Interest rate swap agreements	Accrued expenses/Other current assets	Level 2	$1,699	$195
Earn-out obligation - short-term	Current portion of earn-out obligation	Level 3	$10,700	$—
Earn-out obligation - long-term	Earn-out obligation	Level 3	$14,300	$—

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. The fair value of the swap agreements, which is a liability

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

of approximately $1.7 million, has been reported in accrued expenses at June 30, 2019. The fair value of the swap agreements, which was an asset of approximately $195 thousand, was reported in other current assets at December 31, 2018. The offset, net of an income tax effect of approximately $424 thousand and $49 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of June 30, 2019 and December 31, 2018, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

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

(10) Income Taxes

Our effective tax rate was 24.0% and 23.9% for the three and six months ended June 30, 2019, respectively, and 25.0% and 25.1% for the three and six months ended June 30, 2018, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the six months ended June 30, 2019 primarily results from the fair value increase of approximately $1.6 million to our COLI assets.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Customers and Services

We are a diversified services and supply chain management company that assists our customers in maintaining, extending the service life, and improving the performance of their transportation equipment and other assets and systems. We provide logistics and distribution services for systems and equipment and professional and technical services to the United States Government (the "government"), including the United States Department of Defense ("DoD"), the United States Postal Service ("USPS"), federal civilian agencies, and to commercial and other customers. Our largest customers are the DoD and the USPS. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul (“MRO”) services for vehicle fleet, aviation and other customers; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy services; IT and health care IT solutions; and consulting services.

Acquisition

In January 2019, we acquired 1st Choice Aerospace Inc. ("1st Choice Aerospace"), a provider of component MRO services and products for new generation and legacy commercial aircraft families. 1st Choice Aerospace has operations in Florida and Kentucky and operates as part of our Aviation Group. We have retained certain key management members of the former ownership group.

CEO Succession

In March of 2019, we announced that Maurice “Mo” Gauthier would step down as a Company officer and director after 11 years of dedicated service, and that our Board of Directors elected John Cuomo to the position of CEO and President and to the Board of Directors effective April 15, 2019.

Organization and Segments

We have three reportable segments aligned with our operating groups: 1) Supply Chain Management; 2) Aviation; and 3) Federal Services.

Supply Chain Management Group - Our Supply Chain Management Group provides sourcing, acquisition, scheduling, transportation, shipping, logistics, data management and other services to assist our clients with supply chain management efforts. Operations of this group are conducted by our wholly owned subsidiary Wheeler Bros., Inc., which supports the USPS, commercial truck fleets, and DoD with fleet management and maintenance solutions, managed inventory services, and other vehicle parts solutions. The primary revenue source for this group is generated from the sale of vehicle parts and performance of mission critical supply chain services to support the USPS delivery fleet.

Aviation Group - Our Aviation Group provides parts supply and distribution, supply chain solutions, and MRO services for commercial aerospace and business and general aviation aircraft, engines and accessories. This group offers a range of complementary services and supplies to a diversified client base of commercial and regional airlines, corporate and private aircraft owners, aviation manufacturers, other aviation MRO providers, cargo transporters and agricultural clients.

Federal Services Group - Our Federal Services Group performs foreign military sales services, refurbishment services to extend and enhance the life of existing vehicles and equipment, fleet-wide ship and aircraft support, aircraft sustainment and maintenance, and other technical, management, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services. Customers include the U.S. Navy and Marine Corps, U.S. Army and Army Reserve, U.S. Air Force, and various other DoD and federal government customers. Significant work efforts for this group include assistance to the U.S. Navy in executing its Foreign Military Sales (“FMS”) Program for surface ships sold, leased or granted to foreign countries, our Red River Army Depot Equipment Related Services Program (“RRAD ERS”) providing on-site logistics support for Red River Army Depot at Texarkana, Texas, our Fort Benning Logistics Support Services Program supporting base operations and logistics at Fort Benning, Georgia, our U.S. Army Reserve vehicle refurbishment program, various vehicle and equipment refurbishment and maintenance programs for U.S. Army commands, and various task orders under the U.S. Air Force Contract Field Teams (“CFT”) Program.

Our Federal Services Group also provides energy and environmental consulting services and IT solutions and services for various DoD and federal civilian agencies, including the United States Department of Energy; the Social Security Administration; the National Institutes of Health; customers in the military health system; and other government agencies and commercial clients.

Concentration of Revenues
(dollars in thousands)
	For the six months ended June 30,
	2019		2018
Source of Revenue	Revenues	%	Revenues	%
USPS	$84,795	24	$87,120	25
FMS Program *	35,932	10	69,443	20
Other	238,303	66	190,728	55
Total revenues	$359,030	100	$347,291	100
* Our Aviation Group utilizes the Federal Services Group's FMS Program to sell its gas turbine MRO services to the DoD.

Management Outlook

Our 2019 operating results are trending upward, with increases in revenues and operating income. The increases have occurred for the second quarter and six months as compared to prior year periods and on a second quarter to first quarter basis for 2019. Our acquisition of 1st Choice Aerospace in January 2019 and implementation of new distribution programs in 2018 have enhanced our Aviation Group revenues and operating income. While our Federal Services Group and Supply Chain Management Group experienced revenue challenges on a prior year comparison basis, revenue for both groups has increased from the first quarter to second for 2019.

Aviation Group

Our focus on opening international distribution businesses in Singapore and Germany and our acquisition of 1st Choice Aerospace has thrust our Aviation Group into commercial airlines markets that are larger and have greater growth potential than our traditional business and general aviation markets. Products and services provided by these three newer businesses now comprise close to 30% of revenues for this group. We will continue to build our traditional business and general aviation market lanes while transitioning into our newer commercial aerospace markets.

Our Singapore operation began generating revenue in the second quarter of 2018 as we extended new product lines to new end-user clients in the Asia-Pacific market. Our facility in Germany is transitioning from a repair shop to a regional distribution business, and associated revenues have increased. We have extended key distribution agreements to new geographic markets. We believe our distribution initiatives will provide sustainable revenue sources with viable growth potential that will enhance our future results. The addition of 1st Choice Aerospace broadens our product lines and client base, and we see opportunities to strategically align 1st Choice Aerospace’s offerings with our existing domestic and international markets, including our Singapore and European initiatives. Since acquisition, 1st Choice Aerospace has performed as we expected.

While revenues, operating income and inventory may experience fluctuations due to market demand and the mix of products sold, we are optimistic about the outlook for our Aviation Group.

Supply Chain Management Group

Our Supply Chain Management Group continues to increase parts sales and supply chain and inventory management support services to commercial customers. Our commercial client base includes companies in a wide array of businesses that have vehicle fleets required to meet mission critical delivery or service schedules, and we are capturing new customers and increasing revenue using e-commerce solutions. Overall revenues for the second quarter showed improvement over first quarter of 2019, and have returned to second quarter 2018 levels.

We are closely monitoring the USPS next-generation delivery vehicle (“NGDV”) procurement effort, which is progressing slower than the USPS had previously expected. We are also positioning ourselves to support newly procured vehicles eventually placed in service and aging vehicles that remain in service. While it will likely be several years before the NGDV is placed in service in significant numbers, the USPS has begun some shorter-term annual vehicle acquisitions through the procurement of commercial off-

the-shelf ("COTS") mass-market vehicles and the retirement of some of its aging COTS vehicles. This transition has contributed to a decline in sales to the USPS of about 3% for 2019. As the new COTS vehicles begin to age, we expect the demand for replacement parts will increase. As a matter of USPS practice, we are a provider of replacement parts for all 231,000 USPS vehicle fleet assets, including the COTS vehicles. While we cannot predict with certainty the impact of the USPS NGDV procurement and concurrent retirement of older fleet assets on our future revenues, we believe that our years of service, unique knowledge of this client’s complex operational model and maintenance facility processes and procedures, and our superior performance strategically position us to continue to serve as a key vehicle fleet sustainment partner regardless of source or vintage. We expect to continue supporting USPS during its comprehensive vehicle transition initiatives, embracing emerging technologies spanning the next decade or longer.

Federal Services Group

Our Federal Services Group revenues declined in the first six months of 2019 compared to the same period of 2018 due primarily to a decrease in our FMS revenues. A reduction in work performed on our RRAD ERS contract due to a client directed reduction in force in May 2018 adversely affected revenue on this program for the first quarter of 2019, but an increase in the workforce restored revenues to prior year levels for the second quarter of 2019. The revenue declines have occurred in our lower margin work, resulting in minimal loss of operating income. We have increased operating income through cost reductions and margin improvements on our other work.

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

A summary of our bookings and revenues for our Federal Services Group for the six months ended June 30, 2019 and 2018, and funded contract backlog as of June 30, 2019 and 2018 was as follows (in millions):

	2019	2018
Bookings	$123	$189
Revenues	$149	$169
Funded Contract Backlog	$269	$339

We will occasionally perform contract work prior to formalizing contract funding ("risk funding"). Revenue related to work performed under risk funding is not recognized until it can be reliably estimated and its realization is probable. We recognize such revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Included in our unbilled receivables are revenues recognized for which we have not received formalized funding of approximately $11.4 million and $4.7 million as of June 30, 2019 and December 31, 2018, respectively. We believe that we are entitled to reimbursement and expect to receive all of this funding.

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

Based on the results of the annual impairment analysis performed, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our cash flow projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value of VSE Aviation could be adversely affected by other market factors such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increase in the carrying value of this reporting unit. As of June 30, 2019 our balance sheet included goodwill associated with VSE Aviation of approximately $104.5 million.

The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 30%. Akimeka has experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. These factors have been considered in the projections used in our impairment analysis. Based on the results of our analysis, our assessment is that we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increases in carrying value of this reporting unit. The carrying value of Akimeka as of June 30, 2019 included goodwill of approximately $30.9 million.

As of June 30, 2019, we have no intangible assets with indefinite lives and we had an aggregate of approximately $259 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Revenues	$189,111	$170,394	$359,030	$347,291	$18,717	$11,739
Costs and operating expenses	172,695	156,539	330,801	321,843	16,156	8,958
Operating income	16,416	13,855	28,229	25,448	2,561	2,781
Interest expense, net	3,398	2,182	6,556	4,357	1,216	2,199
Income before income taxes	13,018	11,673	21,673	21,091	1,345	582
Provision for income taxes	3,120	2,922	5,172	5,288	198	(116)
Net income	$9,898	$8,751	$16,501	$15,803	$1,147	$698

Our revenues increased approximately $18.7 million or 11.0% for the second quarter of 2019 and approximately $11.7 million or 3.4% for the first six months of 2019, compared to the same periods of 2018. The change in revenues resulted primarily from an increase in revenues from our Aviation Group of approximately $19.2 million for the second quarter and approximately $35.8 million for the six months, which include revenues from our acquisition of 1st Choice Aerospace. Our Federal Services Group revenues were substantially unchanged for the second quarter and decreased approximately $19.5 million for the six months. Our Supply Chain Management Group revenues decreased approximately $458 thousand for the second quarter and decreased approximately $4.6 million for the six months.

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

Our costs and operating expenses increased approximately $16.2 million or 10.3% for the second quarter of 2019 and approximately $9.0 million or 2.8% for the six months, compared to the same periods of 2018. Costs and operating expenses for our Federal Services Group decreased for the quarter and the six months. Costs and operating expenses for our Supply Chain Management Group were substantially unchanged for the quarter and decreased for the six months. Costs and operating expenses for our Aviation Group increased for the quarter and the six months.

Our operating income increased approximately $2.6 million or 18.5% for the second quarter of 2019 and approximately $2.8 million or 10.9% for the first six months of 2019 as compared to the same periods of 2018. Operating income from our Aviation Group and our Federal Services Group increased for the second quarter and the first six months of 2019, and operating income from our Supply Chain Management Group decreased for the second quarter and the first six months of 2019. Operating income was reduced by approximately $500 thousand for the second quarter of 2019 and approximately $1.6 million for the first six months of 2019 due to costs associated with our CEO succession and our acquisition of 1st Choice Aerospace.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $2.2 million for the first six months of 2019 compared to the same period of 2018, due primarily to an increase in our average level of bank borrowing resulting from the acquisition of 1st Choice Aerospace in January 2019.

Our effective tax rate was 24.0% for the second quarter and 23.9% for the first six months of 2019, and 25.0% and 25.1% for the second quarter and first six months of 2018, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Revenues	$53,805	$54,263	$105,509	$110,127	$(458)	$(4,618)
Costs and operating expenses	46,248	46,095	90,964	94,363	153	(3,399)
Operating income	$7,557	$8,168	$14,545	$15,764	$(611)	$(1,219)
Profit percentage	14.0%	15.1%	13.8%	14.3%

Revenues for our Supply Chain Management Group were substantially unchanged for the second quarter of 2019 and decreased approximately $4.6 million or 4.2% for the first six months of 2019 compared to the same periods of 2018. Revenues from sales to the USPS decreased approximately $1.0 million for the quarter and approximately $2.3 million for the six months. Revenues from sales to DoD customers decreased approximately $1.1 million for the quarter and approximately $4.4 million for the six months. Revenues from sales to commercial customers increased approximately $1.5 million for the quarter and approximately $2.0 million for the six months. Costs and operating expenses were substantially unchanged for the second quarter of 2019 and decreased $3.4 million or 3.6% for the six months.

Costs and operating expenses include the amortization of intangible assets associated with the acquisition of our supply chain management businesses and allocated corporate costs. Expense for amortization of intangible assets was approximately $2.0 million for the second quarter and approximately $3.9 million for the first six months of both 2019 and 2018. Allocated corporate costs were approximately $1.4 million for the second quarter and approximately $3.2 million for the first six months of 2019, compared to approximately $1.5 million for the second quarter and approximately $3.3 million for the first six months of 2018.

Operating income decreased approximately $611 thousand or 7.5% for the second quarter of 2019 and approximately $1.2 million or 7.7% for the six months of 2019. The decreases in operating income were primarily attributable to decreased sales and an increase in certain administrative related expenses.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Revenues	$54,997	$35,804	$104,367	$68,554	$19,193	$35,813
Costs and operating expenses	49,793	32,958	96,115	63,447	16,835	32,668
Operating income	$5,204	$2,846	$8,252	$5,107	$2,358	$3,145
Profit percentage	9.5%	7.9%	7.9%	7.4%

Revenues for our Aviation Group increased approximately $19.2 million, or 53.6% for the first quarter and approximately $35.8 million or 52.2% for the first six months of 2019, compared to the same periods of 2018. The revenue increase was primarily driven by the addition of revenues from our 1st Choice Aerospace acquisition and from parts distribution sales in our international markets. Our 1st Choice Aerospace revenues were approximately $15.1 million for the second quarter and approximately $27.3 million for the six months of 2019. Costs and operating expenses increased approximately $16.8 million or 51.1% for the quarter and approximately $32.7 million or 51.5% for the six months, due primarily to the increased revenues.

Costs and operating expenses include the amortization of intangible assets associated with the acquisition of our aviation businesses and allocated corporate costs. Expense for amortization of intangible assets was approximately $2.6 million for the second quarter and approximately $5.3 million for the first six months of 2019, compared to approximately $1.7 million for the second quarter and approximately $3.3 million for the first six months of 2018. The increase was due to amortization associated with the acquisition of 1st Choice Aerospace. Allocated corporate costs were approximately $1.5 million for the second quarter and approximately $3.3 million for the first six months of 2019, compared to approximately $1.1 million for the second quarter and approximately $2.1 million for the first six months of 2018.

Operating income increased approximately $2.4 million or 82.9% for the second quarter and approximately $3.1 million or 61.6% for the six months. The increases in operating income were attributable primarily to the increases in revenues from our 1st Choice Aerospace acquisition and from parts distribution sales in our international markets.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2019	2018	2019	2018	Months	Months
Revenues	$80,309	$80,327	$149,154	$168,610	$(18)	$(19,456)
Costs and operating expenses	75,250	76,721	140,710	162,526	(1,471)	(21,816)
Operating income	$5,059	$3,606	$8,444	$6,084	$1,453	$2,360
Profit percentage	6.3%	4.5%	5.7%	3.6%

Revenues for our Federal Services Group were substantially unchanged for the second quarter of 2019 and decreased approximately $19.5 million or 11.5% for the first six months of 2019 as compared to the same periods of 2018. Significant items affecting our six months revenue on a year to year comparative basis include decreased revenues of approximately $33.5 million on our FMS Program, decreased revenues of approximately $4.4 million on our RRAD ERS Program due to a client directed reduction in force, increased revenues of approximately $6.5 million on two of our U. S. Army equipment refurbishment programs, increased revenues of approximately $3.2 million on our CFT program work, increased revenues on a Department of Justice International Asset Recovery Support Services contract of approximately $8.3 million, and changes in the level of work on various other programs and contracts.

Costs and operating expenses decreased approximately $1.5 million for the second quarter or 1.9% and approximately $21.8 million or 13.4% for the six months. The decreases in costs and operating expenses are primarily attributable to the decreased level of work in 2019.

Operating income increased approximately $1.5 million or 40.3% for the second quarter and approximately $2.4 million or 38.8% for the six months. The revenue declines have occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income for this group through cost reductions and margin improvements on our other work.

Financial Condition

There has been no material adverse change in our financial condition in the first six months of 2019. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, and to our acquisition of 1st Choice Aerospace.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $598 thousand during the first six months of 2019.

Cash provided by operating activities was approximately $4.1 million in the first six months of 2019 compared to cash used in operating activities of approximately $3.6 million for the same period in 2018. The change was primarily attributable to an increase of approximately $5.2 million due to changes in the levels of operating assets and liabilities, an increase of approximately $1.8 million in non-cash operating activities, and an increase of approximately $698 thousand in cash provided by net income.

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

Cash used in investing activities increased approximately $117.1 million in the first six months of 2019 as compared to the same period in 2018. In 2019, we used approximately $113 million for the acquisition of 1st Choice Aerospace and approximately $5 million for the purchase of an operating facility for one of our 1st Choice Aerospace locations. Other cash used in investing activities in 2019 and 2018 consisted primarily of purchases of property and equipment.

Cash provided by financing activities increased approximately $110.0 million in the first six months of 2019 as compared to the same period in 2018. Cash provided by financing activities consisted primarily of bank borrowing activities. Cash used in financing activities included payment of dividends and stock transaction taxes.

We paid cash dividends totaling approximately $1.8 million or $0.16 per share in the first six months of 2019. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Our outstanding debt of approximately $279.1 million as of June 30, 2019 was net of unamortized deferred financing costs of approximately $1.9 million.

The term loan has quarterly installment payments. Our required term loan payments after June 30, 2019 are approximately $5.0 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022, and $29.5 million in 2023. The amount of term loan borrowings outstanding as of June 30, 2019 was $75.8 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of June 30, 2019 was $300 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $205.1 million in revolving loan amounts and $18 thousand in letters of credit outstanding as of June 30, 2019. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2019, the LIBOR base margin was 2.50% and the base rate base margin was 1.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases, respectively.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the date of the amendment. We have executed compliant interest rate hedges. As of June 30, 2019, interest rates on portions of our outstanding debt ranged from 4.89% to 6.75% and the effective interest rate on our aggregate outstanding debt was 5.16%.

Our loan agreement contains collateral requirements to secure our loan obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded

Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at June 30, 2019.

	Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	3.19 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	3.20 to 1

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
There were no additional changes in our internal control over financial reporting during our second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

Currently, we are involved in legal proceedings, including as disclosed in Item 1. "Legal Proceedings" of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as filed with the SEC on May 3, 2019. For a discussion of contingencies related to legal proceedings, see Note 6 of the Notes to Unaudited Consolidated Financial Statements included in this Report, which is hereby incorporated by reference.

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

VSE CORPORATION

Date:	July 31, 2019	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 31, 2019	By:	/s/ Thomas R. Loftus
Thomas R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)