Form 10-Q
period 2019-09-30
VSE CORP
filed 2019-10-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2019       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of October 22, 2019: 10,970,123

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,095	$162
Receivables, net	69,793	60,004
Unbilled receivables, net	54,151	41,255
Inventories, net	202,811	166,392
Other current assets	12,652	13,407
Total current assets	340,502	281,220

Property and equipment, net	43,792	49,606
Intangible assets, net	142,907	94,892
Goodwill	259,212	198,622
Operating lease right-of-use assets	24,375	—
Other assets	16,845	14,488
Total assets	$827,633	$638,828

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$10,716	$9,466
Accounts payable	71,668	57,408
Current portion of earn-out obligation	10,700	—
Accrued expenses and other current liabilities	45,314	37,133
Dividends payable	987	871
Total current liabilities	139,385	104,878

Long-term debt, less current portion	257,815	151,133
Deferred compensation	17,417	17,027
Long-term lease obligations, less current portion	—	18,913
Long-term operating lease liabilities	25,124	—
Earn-out obligation	14,300	—
Deferred tax liabilities	17,732	18,482
Total liabilities	471,773	310,433

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 10,970,123 and 10,886,036, respectively	549	544
Additional paid-in capital	29,411	26,632
Retained earnings	327,191	301,073
Accumulated other comprehensive (loss) income	(1,291)	146
Total stockholders' equity	355,860	328,395
Total liabilities and stockholders' equity	$827,633	$638,828

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Products	$96,832	$85,886	$279,608	$264,678
Services	101,494	83,045	277,748	251,544
Total revenues	198,326	168,931	557,356	516,222

Costs and operating expenses:
Products	81,988	72,256	237,661	222,816
Services	93,568	77,810	256,355	239,536
Selling, general and administrative expenses	541	863	2,911	2,412
Amortization of intangible assets	5,014	4,005	14,985	12,013
Total costs and operating expenses	181,111	154,934	511,912	476,777

Gain on sale of contract	—	1,700	—	1,700

Operating income	17,215	15,697	45,444	41,145

Interest expense, net	3,706	2,340	10,262	6,697

Income before income taxes	13,509	13,357	35,182	34,448

Provision for income taxes	2,982	3,323	8,154	8,611

Net income	$10,527	$10,034	$27,028	$25,837

Basic earnings per share	$0.96	$0.92	$2.47	$2.38

Basic weighted average shares outstanding	10,970,123	10,881,106	10,953,581	10,874,331

Diluted earnings per share	$0.95	$0.92	$2.45	$2.37

Diluted weighted average shares outstanding	11,060,081	10,935,112	11,035,951	10,916,989

Dividends declared per share	$0.09	$0.08	$0.26	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$10,527	$10,034	$27,028	$25,837

Change in fair value of interest rate swap agreements, net of tax	(16)	28	(1,437)	362

Other comprehensive (loss) income, net of tax	(16)	28	(1,437)	362

Comprehensive income	$10,511	$10,062	$25,591	$26,199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended September 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2019	10,970	$549	$29,411	$317,652	$(1,275)	$346,337
Net income	—	—	—	10,527	—	10,527
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Dividends declared ($0.09 per share)	—	—	—	(988)	—	(988)
Balance at September 30, 2019	10,970	$549	$29,411	$327,191	$(1,291)	$355,860

	Three months ended September 30, 2018
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2018	10,881	$544	$26,490	$283,767	$515	$311,316
Net income	—	—	—	10,034	—	10,034
Other comprehensive income, net of tax	—	—	—	—	28	28
Dividends declared ($0.08 per share)	—	—	—	(871)	—	(871)
Balance at September 30, 2018	10,881	$544	$26,490	$292,930	$543	$320,507

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

	Nine months ended September 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	10,886	$544	$26,632	$301,073	$146	$328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	1,944	—	1,944
Net income	—	—	—	27,028	—	27,028
Stock-based compensation	84	5	2,779	—	—	2,784
Other comprehensive loss, net of tax	—	—	—	—	(1,437)	(1,437)
Dividends declared ($0.26 per share)	—	—	—	(2,854)	—	(2,854)
Balance at September 30, 2019	10,970	$549	$29,411	$327,191	$(1,291)	$355,860

	Nine months ended September 30, 2018
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2017	10,839	$542	$24,470	$267,902	$181	$293,095
Cumulative effect of adoption of ASU 2014-09, net of tax	—	—	—	1,695	—	1,695
Net income	—	—	—	25,837	—	25,837
Stock-based compensation	42	2	2,020	—	—	2,022
Other comprehensive income, net of tax	—	—	—	—	362	362
Dividends declared ($0.23 per share)	—	—	—	(2,504)	—	(2,504)
Balance at September 30, 2018	10,881	$544	$26,490	$292,930	$543	$320,507

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,028	$25,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,622	18,984
Deferred taxes	(1,230)	(1,733)
Stock-based compensation	2,592	2,146
Gain on sale of contract	—	(1,700)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(2,380)	738
Unbilled receivables, net	(12,896)	11,298
Inventories, net	(29,540)	(36,448)
Other current assets and noncurrent assets	(481)	3,518
Accounts payable and deferred compensation	11,793	(14,972)
Accrued expenses and other current and noncurrent liabilities	1,931	(3,010)
Long-term lease obligations	—	(1,237)

Net cash provided by operating activities	17,439	3,421

Cash flows from investing activities:
Purchases of property and equipment	(7,689)	(2,522)
Proceeds from the sale of property and equipment	4	51
Proceeds from the sale of contract	—	1,700
Cash paid for acquisitions, net of cash acquired	(112,660)	—

Net cash used in investing activities	(120,345)	(771)

Cash flows from financing activities:
Borrowings on loan agreement	382,501	468,949
Repayments on loan agreement	(274,969)	(465,521)
Payment of debt financing costs	—	(1,702)
Payments on capital lease obligations	—	(1,077)
Payments of taxes for equity transactions	(955)	(641)
Dividends paid	(2,738)	(2,393)

Net cash provided by (used in) financing activities	103,839	(2,385)

Net increase in cash and cash equivalents	933	265
Cash and cash equivalents at beginning of period	162	624
Cash and cash equivalents at end of period	$1,095	$889

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

(1) Nature of Business and Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. For further information refer to the consolidated financial statements and footnotes thereto included in our 2018 Form 10-K.

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
The adoption of the new lease standard resulted in the recharacterization of our headquarters lease, which was accounted for using the financing method under previously existing build-to-suit accounting rules, to an operating lease under ASC 842. Upon adoption of the new lease standard on January 1, 2019, we recorded a right-of-use asset of $24.3 million, property and equipment of $2.8 million, and operating lease liability of $29.6 million, with immaterial changes to other balance sheet accounts. The recharacterization resulted in a cumulative-effect adjustment to retained earnings of approximately $1.9 million, net of taxes, as of January 1, 2019. The new standard did not have a significant impact on our consolidated results of operations or cash flows.

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

The initial purchase consideration paid at closing for 1st Choice Aerospace was approximately $113 million, which included $1.1 million as an estimated net working capital adjustment. We will also be required to make earn-out payments of up to $40 million if 1st Choice Aerospace meets certain financial targets during 2019 and 2020. Approximately $1.1 million of our closing payments was deposited into an escrow account to secure the sellers' indemnification obligations. Any amount remaining in such escrow account at the end of the indemnification period less any then pending indemnification claims will be distributed to the sellers. 1st Choice Aerospace's results of operations are included in our Aviation Group in the accompanying unaudited consolidated financial statements beginning on the acquisition date of January 10, 2019. 1st Choice Aerospace had unaudited revenues of approximately $45.1 million

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

and operating income of approximately $10.5 million before amortization of intangible assets of approximately $3.0 million and allocated corporate costs of approximately $1.2 million from the acquisition date through September 30, 2019.

We have not finalized our assessment of the fair values of the assets acquired and liabilities assumed as there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our fair value review and final determination. As the amounts recorded for certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the acquisition date. The final determination of fair values of certain assets and liabilities will be completed within the measurement period of up to one-year from the acquisition date as permitted under U.S. GAAP.

The 1st Choice Aerospace acquisition requires the need to use the full one-year measurement period to adequately analyze and assess several factors used in establishing the asset acquired and liability assumed fair values as of the acquisition date, including intangibles, inventory and finalizing the estimated probability of each year’s earn-out obligation target being achieved. Any potential adjustments made could be material in relation to the preliminary values presented in the table below. Based on our preliminary valuation, the total estimated purchase price has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows (in thousands):

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

We incurred approximately $408 thousand of acquisition-related expenses for the nine months ended September 30, 2019, which are included in selling, general and administrative expenses. The following VSE consolidated pro forma results are prepared as if the 1st Choice Aerospace acquisition had occurred on January 1, 2018. This information is for comparative purposes only and does not necessarily reflect the results that would have occurred or may occur in the future.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

The unaudited consolidated pro forma results of operations are as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$198,326	$181,464	$558,915	$550,452
Net Income	$10,532	$10,294	$27,596	$26,465
Basic earnings per share	$0.96	$0.94	$2.52	$2.43
Diluted earnings per share	$0.95	$0.94	$2.50	$2.42

(3) Revenue

Disaggregated Revenue
Our revenues are derived from contract services performed for the United States Postal Service ("USPS"), United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to commercial customers.

A summary of revenues for our operating groups by customer for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three months ended September 30, 2019
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$42,282	$—	$—	$42,282
DoD	6,935	1,613	76,505	85,053
Commercial	6,015	56,839	—	62,854
Other government	137	734	7,266	8,137
	$55,369	$59,186	$83,771	$198,326

	Nine months ended September 30, 2019
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$127,077	$—	$—	$127,077
DoD	18,238	2,768	201,828	222,834
Commercial	15,085	159,400	1,104	175,589
Other government	478	1,385	29,993	31,856
	$160,878	$163,553	$232,925	$557,356

A summary of revenues for our operating groups by customer for the three and nine months ended September 30, 2018 are as follows (in thousands):

	Three months ended September 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$43,031	$—	$—	$43,031
DoD	5,479	913	73,610	80,002
Commercial	3,324	32,641	62	36,027
Other government	—	446	9,425	9,871
	$51,834	$34,000	$83,097	$168,931

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

	Nine months ended September 30, 2018
Customer	Supply Chain Management	Aviation	Federal Services	Total
USPS	$130,151	$—	$—	$130,151
DoD	21,180	3,153	225,509	249,842
Commercial	10,123	98,213	295	108,631
Other government	507	1,188	25,903	27,598
	$161,961	$102,554	$251,707	$516,222

A summary of revenues for our operating groups by contract type for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three months ended September 30, 2019
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$315	$41,691	$42,006
Fixed-price	55,369	26,268	19,078	100,715
Time and materials	—	32,603	23,002	55,605
Total revenues	$55,369	$59,186	$83,771	$198,326

	Nine months ended September 30, 2019
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$696	$103,027	$103,723
Fixed-price	160,878	75,260	58,098	294,236
Time and materials	—	87,597	71,800	159,397
Total revenues	$160,878	$163,553	$232,925	$557,356

A summary of revenues for our operating groups by contract type for the three and nine months ended September 30, 2018 are as follows (in thousands):

	Three months ended September 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$—	$44,638	$44,638
Fixed-price	51,834	20,152	19,234	91,220
Time and materials	—	13,848	19,225	33,073
Total revenues	$51,834	$34,000	$83,097	$168,931

	Nine months ended September 30, 2018
Contract Type	Supply Chain Management	Aviation	Federal Services	Total
Cost-type	$—	$1,098	$137,560	$138,658
Fixed-price	161,961	59,525	51,577	273,063
Time and materials	—	41,931	62,570	104,501
Total revenues	$161,961	$102,554	$251,707	$516,222

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables increased from $41.3 million at December 31, 2018 to $54.2 million at September 30, 2019, primarily due to the revenue recognized as performance obligations were satisfied prior to the billing of our customers. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, decreased from $5.0 million at December 31, 2018 to $4.9 million at September 30, 2019, primarily due to revenue recognized in excess of advance payments received. For the nine months ended September 30, 2019 and September 30, 2018, we recognized revenue that was previously included in the beginning balance of contract liabilities of $2.1 million and $8.1 million, respectively.

Performance Obligations

Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for approximately 57% of our revenues for the three and nine months ended September 30, 2019 and September 30, 2018, primarily related to revenues in our Federal Services Group and for MRO services in our Aviation Group. Revenues from products and services transferred to customers at a point in time accounted for approximately 43% of our revenues for the three and nine months ended September 30, 2019 and September 30, 2018. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Supply Chain Management and Aviation groups.
As of September 30, 2019, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $252 million. Performance obligations expected to be satisfied within one year and greater than one year are 97% and 3%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the nine months ended September 30, 2019 and September 30, 2018, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Bank credit facility - term loan	$73,300	$80,800
Bank credit facility - revolver loans	196,966	81,934
Principal amount of long-term debt	270,266	162,734
Less debt issuance costs	(1,735)	(2,135)
Total long-term debt	268,531	160,599
Less current portion	(10,716)	(9,466)
Long-term debt, less current portion	$257,815	$151,133

We have a loan agreement with a group of banks to provide working capital, letters of credit and acquisition financing. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the loan agreement

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

amendment of approximately $1.5 million were capitalized and are being amortized over the five-year life of the loan. The fair value of outstanding debt as of September 30, 2019 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term loan payments after September 30, 2019 are as follows (in thousands):

2019	$2,500
2020	11,875
2021	14,375
2022	15,000
2023	29,550
Total	$73,300

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of September 30, 2019 was $300 million. Subject to the terms of the loan agreement, we may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $72 thousand and $57 thousand in letters of credit outstanding as of September 30, 2019 and December 31, 2018, respectively.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2019, the LIBOR base margin was 2.50% and the base rate base margin was 1.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases, respectively.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the January 2018 amendment date of the agreement. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods. We executed interest rate swap agreements in February 2019 and February 2018. The notional amount of the interest rate swap agreements was $125 million and $50 million as of September 30, 2019 and December 31, 2018, respectively.

After taking into account the impact of interest rate swap agreements, as of September 30, 2019, interest rates on portions of our outstanding debt ranged from 4.53% to 6.25%, and the effective interest rate on our aggregate outstanding debt was 4.91%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.6 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $9.9 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions at September 30, 2019.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	10,970,123	10,881,106	10,953,581	10,874,331
Effect of dilutive shares	89,958	54,006	82,370	42,658
Diluted weighted average common shares outstanding	11,060,081	10,935,112	11,035,951	10,916,989

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

Our lease cost for the three and nine months ended September 30, 2019 included the following components (in thousands):

	Three months	Nine months
Operating lease cost	$1,465	$4,715
Short-term lease cost	146	445
Less: sublease income	(251)	(791)
Total lease cost, net	$1,360	$4,369

Certain of our leases include options to extend the term of the lease or to terminate the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate our incremental borrowing rate based on information available at lease commencement to discount lease payments to present value.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of September 30, 2019 (in thousands):

Operating Leases
Last three months of 2019	$972
2020	5,486
2021	5,192
2022	5,156
2023	4,790
After 2023	14,149
Minimum lease payments	35,745
Less: imputed interest	(6,654)
Present value of minimum lease payments	29,091
Less: current maturities of lease liabilities	(3,967)
Long-term lease liabilities	$25,124

We made cash payments of approximately $4.8 million for operating leases during the nine months ended September 30, 2019, which are included in cash flows from operating activities in our unaudited consolidated statement of cash flows. The weighted average remaining lease term and discount rate for our operating leases were approximately 6.8 years and 6.0%, respectively at September 30, 2019.

Contingencies

On or about April 19, 2018 Joseph Waggoner, on behalf of himself and all similarly situated individuals, filed a lawsuit against VSE and two of our subcontractors in the United States District Court, Eastern District of Texas, Texarkana Division, alleging overtime compensation entitlement at a rate of one and one-half times their regular rate of pay for all hours worked over 40 hours in a workweek. The plaintiffs are seeking to certify the case as a collective action for similarly situated individuals. The plaintiffs work under a contract between defendants and the United States Army at the Red River Army Depot in Texas. The plaintiffs assert that employees' 15-minute unpaid work breaks should have been included as "working hours" in calculating overtime. Because we believe it is probable that VSE will incur a loss related to this matter, we have accrued a loss provision for this matter, which represents our reasonable estimate related to a possible unfavorable settlement. While we do not believe that we will have any additional liability that is material, there can be no guaranty that the ultimate resolution will not result in an additional liability that is material.

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
September 30, 2019

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Supply Chain Management Group	$55,369	$51,834	$160,878	$161,961
Aviation Group	59,186	34,000	163,553	102,554
Federal Services Group	83,771	83,097	232,925	251,707
Total revenues	$198,326	$168,931	$557,356	$516,222

Operating income:
Supply Chain Management Group	$7,843	$7,783	$22,388	$23,547
Aviation Group	6,568	2,184	14,820	7,291
Federal Services Group	4,524	6,186	12,968	12,270
Corporate/unallocated expenses	(1,720)	(456)	(4,732)	(1,963)
Operating income	$17,215	$15,697	$45,444	$41,145

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Customer Information

Our revenues by customer is as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
Customer	2019	%	2018	%	2019	%	2018	%
USPS	$42,282	21.3%	$43,031	25.5%	$127,077	22.8%	$130,151	25.2%

U.S. Navy	30,123	15.2%	37,013	21.9%	72,930	13.1%	115,294	22.4%
U.S. Army	48,529	24.5%	38,167	22.6%	132,581	23.8%	122,502	23.7%
U.S. Air Force	6,401	3.2%	4,822	2.9%	17,323	3.1%	12,046	2.3%
Total - DoD	85,053	42.9%	80,002	47.4%	222,834	40.0%	249,842	48.4%

Commercial aviation	56,839	28.7%	32,641	19.3%	159,400	28.6%	98,213	19.0%
Other commercial	6,015	3.0%	3,386	2.0%	16,189	2.9%	10,418	2.0%
Total - Commercial	62,854	31.7%	36,027	21.3%	175,589	31.5%	108,631	21.0%

Other government	8,137	4.1%	9,871	5.8%	31,856	5.7%	27,598	5.4%

Total	$198,326	100%	$168,931	100%	$557,356	100%	$516,222	100%

(8) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2019 are as follows (in thousands):

	Supply Chain Management	Federal Services	Aviation	Total
Balance as of December 31, 2018	$63,190	$30,883	$104,549	$198,622
Increase from acquisition	—	—	60,590	60,590
Balance as of September 30, 2019	$63,190	$30,883	$165,139	$259,212

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $5.0 million and $15.0 million for the three and nine months ended September 30, 2019, respectively, and $4.0 million and $12.0 million for the three and nine months ended September 30, 2018, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Intangible assets, net were comprised of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2019
Contract and customer-related	$228,094	$(98,278)	$(1,025)	$128,791
Acquired technologies	12,400	(9,378)	—	3,022
Trade names	24,670	(13,576)	—	11,094
Total	$265,164	$(121,232)	$(1,025)	$142,907

December 31, 2018
Contract and customer-related	$173,094	$(86,076)	$(1,025)	$85,993
Acquired technologies	12,400	(8,533)	—	3,867
Trade names	16,670	(11,638)	—	5,032
Total	$202,164	$(106,247)	$(1,025)	$94,892

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

Level 2–Observable inputs other than the quoted prices in active markets for identical assets and liabilities–includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and

Level 3–Unobservable inputs–includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2019	Fair Value December 31, 2018
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$651	$403
Interest rate swap agreements	Accrued expenses/Other current assets	Level 2	$1,720	$195
Earn-out obligation - short-term	Current portion of earn-out obligation	Level 3	$10,700	$—
Earn-out obligation - long-term	Earn-out obligation	Level 3	$14,300	$—

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. The fair value of the swap agreements, which is a liability of approximately $1.7 million, has been reported in accrued expenses at September 30, 2019. The fair value of the swap agreements, which was an asset of approximately $195 thousand, was reported in other current assets at December 31, 2018. The offset, net of an income tax effect of approximately $429 thousand and $49 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of September 30, 2019 and December 31, 2018, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

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

(10) Income Taxes

Our effective tax rate was 22.1% and 23.2% for the three and nine months ended September 30, 2019, respectively, and 24.9% and 25.0% for the three and nine months ended September 30, 2018, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The lower effective tax rate for the nine months ended September 30, 2019 primarily results from the fair value increase of approximately $1.7 million to our COLI assets and an increase in foreign-derived intangible income ("FDII") deduction estimated for 2019.

(11) Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires companies to record an allowance for expected credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. We will adopt the new standard effective January 1, 2020. We currently are assessing the impact that this standard will have on our consolidated financial statements.
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

Acquisition

In January 2019, we acquired 1st Choice Aerospace Inc. ("1st Choice Aerospace"), a provider of MRO services and products for new generation and legacy commercial aircraft. 1st Choice Aerospace has operations in Florida and Kentucky and operates as part of our Aviation Group.

CEO Succession

Our Board of Directors appointed John A. Cuomo as Chief Executive Officer and President and as a member of the Board of Directors effective April 15, 2019.

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

Concentration of Revenues
(dollars in thousands)
	For the nine months ended September 30,
	2019		2018
Source of Revenue	Revenues	%	Revenues	%
USPS	$127,077	23	$130,151	25
FMS Program	63,201	11	103,955	20
Other	367,078	66	282,116	55
Total revenues	$557,356	100	$516,222	100

Management Outlook

We finished the third quarter of 2019 with increases in revenues and operating income over both the third quarter of the prior year and the second quarter of the current year. Our 1st Choice Aerospace acquisition in January 2019 and new distribution programs implemented in 2018 are driving our Aviation Group to stronger results. Quarterly revenues for our Supply Chain Management Group improved over the prior year and prior quarter of the current year. Quarterly revenues for our Federal Services Group were flat compared to the prior year and improved over the prior quarter of the current year.

Aviation Group

Our Aviation Group results have benefited from strong performance of both our distribution and MRO businesses. Growth in our distribution services has been driven by our international operations in Singapore and Germany. Growth in our MRO services has been driven by our acquisition of 1st Choice Aerospace. We believe that our international distribution businesses and our acquisition of 1st Choice Aerospace have positioned us in commercial airline markets that are larger and have greater growth potential than our traditional business and general aviation markets. Products and services provided by these newer businesses comprise approximately 42% of revenues for this group in 2019. We will continue to service our traditional business and general aviation market lanes while focusing on growth in our newer commercial aerospace markets.

Our Singapore operation began generating revenue in the second quarter of 2018 as we extended new product lines to new end-user clients in the Asia-Pacific market. Our facility in Germany has transitioned from a repair shop to a regional distribution business and its revenues have increased. We have extended key distribution agreements to new geographic markets. We believe our distribution initiatives will provide sustainable revenue sources with viable growth potential that will enhance our future results. The addition of 1st Choice Aerospace broadens our product lines and client base, and we see opportunities to strategically align 1st Choice Aerospace’s offerings with our existing domestic and international markets, including our Singapore and European initiatives. Since acquisition, 1st Choice Aerospace's financial performance has exceeded our expectations. We are optimistic about the outlook for our Aviation Group.

Supply Chain Management Group

Our Supply Chain Management Group continues to increase parts sales and supply chain and inventory management support services to commercial customers. Our commercial client base includes companies in a wide array of businesses that have vehicle fleets required to meet mission critical delivery or service schedules. We are capturing new customers and increasing revenue using e-commerce solutions. Overall revenues for the third quarter showed improvement over both the third quarter of the prior year and the second quarter of 2019.

We are closely monitoring the USPS next-generation delivery vehicle (“NGDV”) procurement effort, which is progressing slower than the USPS had previously expected. We are also positioning ourselves to support newly procured vehicles eventually placed in service and aging vehicles that remain in service. While it will likely be several years before the NGDV is placed in service in significant numbers, the USPS has begun some shorter-term annual vehicle acquisitions through the procurement of commercial off-the-shelf ("COTS") mass-market vehicles and the retirement of some of its aging COTS vehicles. This transition has contributed to a decline in sales to the USPS of about 2% for the nine months ended September 30, 2019. As the new COTS vehicles begin to age, we expect the demand for replacement parts will increase. As a matter of USPS practice, we are a provider of replacement parts for all USPS vehicle fleet assets, including the COTS vehicles. While we cannot predict with certainty the impact of the USPS NGDV procurement and concurrent retirement of older fleet assets on our future revenues, we believe that our years of service, unique knowledge of this client’s complex operational model and maintenance facility processes and procedures, and our superior performance strategically position us to continue to serve as a key vehicle fleet sustainment partner regardless of source or vintage. We expect to continue supporting USPS during its comprehensive NGDV transition, embracing emerging technologies spanning the next decade or longer.

Federal Services Group

We recently hired new leadership for our Federal Services Group as we prepare to navigate through a challenging year ahead for this group with a sharper focus on growth. The contract for our RRAD ERS program is scheduled to expire in November 2019 and our work on this program will cease. While this program has been one of our more significant revenue generators, our profit margins have been modest. In the coming year, we have other significant programs for which we will have to compete for the successor contracts.

Our Federal Services Group revenues declined in the first nine months of 2019 compared to the same period of 2018 due primarily to a decrease in our FMS revenues. This decline has been partially offset by increases in revenues on other programs. This change in the mix of contract work has benefited our profit margins.

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

A summary of our bookings and revenues for our Federal Services Group for the nine months ended September 30, 2019 and 2018, and funded contract backlog as of September 30, 2019 and 2018 was as follows (in millions):

	2019	2018
Bookings	$190	$284
Revenues	$233	$252
Funded Contract Backlog	$252	$345

We will occasionally perform contract work prior to formalizing contract funding ("risk funding"). Revenue related to work performed under risk funding is not recognized until it can be reliably estimated and its realization is probable. We recognize such revenue when the associated costs are incurred or the work is performed. We are at risk of loss for any risk funding not received. Included in our unbilled receivables are revenues recognized for which we have not received formalized funding of approximately $10.8 million and $4.7 million as of September 30, 2019 and December 31, 2018, respectively. We believe that we are entitled to reimbursement and expect to receive all of this funding.

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

In the fourth quarter of 2018, we performed our annual goodwill impairment analysis for each of our reporting units with goodwill. The results of the impairment analysis indicated that our reporting units had fair values substantially in excess of their carrying values except for our VSE Aviation and Akimeka reporting units.

The fair value of our VSE Aviation reporting unit, within our Aviation Group, exceeded its carrying value by approximately 6%. VSE Aviation achieved its 2018 earnings projections primarily due to growth in our Singapore distribution operation. While revenues and operating income in years prior to 2018 did not meet our cash flow projections, primarily due to a decreased demand for new parts and slower than anticipated development of new business opportunities, we believe that those conditions were temporary and that the overall outlook for our VSE Aviation business remains consistent with our long-term projections. Under the income approach, we used a 13.5% discount rate (a 100 basis point increase from the discount rate used in the prior year annual analysis), a compounded annual revenue growth rate of approximately 8% over a seven-year period, and a long-term revenue growth rate of three percent in the terminal year. Our compounded annual growth rate over the seven-year period is primarily based on projected organic growth, which is corroborated by market studies related to our aviation business, and significant initiatives, including international opportunities for parts distribution. We believe the discount rate properly reflects the risks in our future cash flows assumptions including the risk that the new business opportunities take longer to develop or do not meet our expectations. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") and factored in a control premium and applied such multiples to both of VSE Aviation's historical and one-year projected revenues and EBITDA. Negative changes in the key assumptions used in the annual impairment analysis or an increase in the carrying value may result in a future impairment of this reporting unit's goodwill.

Based on the results of the annual impairment analysis performed, we have determined that VSE Aviation is at risk of a future goodwill impairment if there are future declines in our cash flow projections or if we are unsuccessful in implementing our revenue growth plans. Additionally, the fair value of VSE Aviation could be adversely affected by other market factors such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increase in the carrying value of this reporting unit. We will perform our annual goodwill impairment test during the fourth quarter of 2019 and will perform a quantitative assessment of the fair value of our VSE Aviation reporting unit. As of September 30, 2019 our balance sheet included goodwill associated with VSE Aviation of approximately $104.5 million.

The fair value of our Akimeka reporting unit, within our Federal Services Group, exceeded its carrying value by approximately 30%. Akimeka has experienced a reduction in services performed in prior years due to a decline in services ordered by clients on contracts and a loss of work performed on expiring contracts for which the follow-on work was often awarded to small businesses as set-aside contracts. These factors have been considered in the projections used in our impairment analysis. Based on the results of our analysis, our assessment is that we remain at risk of a future goodwill impairment if there is further deterioration of projected cash flows or negative changes in market factors, such as an increase in the discount rate used in the income approach or a decrease in the market multiples used in the market approach, or an increases in carrying value of this reporting unit. We will perform our annual goodwill impairment test during the fourth quarter of 2019 and will perform a quantitative assessment of the fair value of our Akimeka reporting unit. The carrying value of Akimeka as of September 30, 2019 included goodwill of approximately $30.9 million.

As of September 30, 2019, we have no intangible assets with indefinite lives and we had an aggregate of approximately $259 million of goodwill associated with our acquisitions.

Results of Operations

Our results of operations are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2019	2018	2019	2018	Months	Months
Revenues	$198,326	$168,931	$557,356	$516,222	$29,395	$41,134
Costs and operating expenses	181,111	154,934	511,912	476,777	26,177	35,135
Gain on sale of contract	—	1,700	—	1,700	(1,700)	(1,700)
Operating income	17,215	15,697	45,444	41,145	1,518	4,299
Interest expense, net	3,706	2,340	10,262	6,697	1,366	3,565
Income before income taxes	13,509	13,357	35,182	34,448	152	734
Provision for income taxes	2,982	3,323	8,154	8,611	(341)	(457)
Net income	$10,527	$10,034	$27,028	$25,837	$493	$1,191

Our revenues increased approximately $29.4 million or 17.4% for the third quarter of 2019 and approximately $41.1 million or 8.0% for the first nine months of 2019, compared to the same periods of 2018. The change in revenues resulted primarily from an increase in revenues from our Aviation Group of approximately $25.2 million for the third quarter and approximately $61.0 million for the nine months, which include revenues from our acquisition of 1st Choice Aerospace. Our Federal Services Group revenues were substantially unchanged for the third quarter and decreased approximately $18.8 million for the nine months. Our Supply Chain Management Group revenues increased approximately $3.5 million for the third quarter and decreased approximately $1.1 million for the nine months.

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

Our costs and operating expenses increased approximately $26.2 million or 16.9% for the third quarter of 2019 and approximately $35.1 million or 7.4% for the nine months, compared to the same periods of 2018. Costs and operating expenses for our Federal Services Group increased for the quarter and decreased for the nine months. Costs and operating expenses for our Supply Chain Management Group increased for the quarter and were substantially unchanged for the nine months. Costs and operating expenses for our Aviation Group increased for the quarter and the nine months.

Gain on sale of contract is comprised of $1.7 million associated with the sale of an indefinite-delivery/indefinite-quantity government-wide acquisition contract in the third quarter of 2018.

Our operating income increased approximately $1.5 million or 9.7% for the third quarter of 2019 and approximately $4.3 million or 10.4% for the first nine months of 2019 as compared to the same periods of 2018. Operating income from our Aviation Group increased for the third quarter and the first nine months of 2019. Operating income from our Federal Services Group decreased for the third quarter and increased for the first nine months of 2019. Operating income from our Supply Chain Management Group was substantially unchanged for the third quarter and decreased for the first nine months of 2019. Operating income was reduced by approximately $518 thousand for the third quarter of 2019 and approximately $2.3 million for the first nine months of 2019 due to costs associated with our CEO and Federal Services Group President successions and our acquisition of 1st Choice Aerospace.

Changes in revenues, costs and operating expenses, and operating income are further discussed in the summaries of our segment results that follow.

Interest expense increased approximately $3.6 million for the first nine months of 2019 compared to the same period of 2018, due primarily to an increase in our average level of bank borrowing resulting from the acquisition of 1st Choice Aerospace in January 2019.

Our effective tax rate was 22.1% for the third quarter and 23.2% for the first nine months of 2019, and 24.9% and 25.0% for the third quarter and first nine months of 2018, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Supply Chain Management Group Results

The results of operations for our Supply Chain Management Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2019	2018	2019	2018	Months	Months
Revenues	$55,369	$51,834	$160,878	$161,961	$3,535	$(1,083)
Costs and operating expenses	47,526	44,051	138,490	138,414	3,475	76
Operating income	$7,843	$7,783	$22,388	$23,547	$60	$(1,159)
Profit percentage	14.2%	15.0%	13.9%	14.5%

Revenues for our Supply Chain Management Group increased approximately $3.5 million or 6.8% for the third quarter of 2019 and decreased approximately $1.1 million or 0.7% for the first nine months of 2019 compared to the same periods of 2018. Revenues from sales to the USPS decreased approximately $700 thousand for the quarter and approximately $3.1 million or 2.4% for the nine months. Revenues from sales to DoD customers increased approximately $1.5 million for the quarter and decreased approximately $2.9 million or 13.9% for the nine months. Revenues from sales to commercial customers increased approximately $2.7 million for the quarter and approximately $5.0 million or 49% for the nine months. Costs and operating expenses increased approximately $3.5 million or 7.9% for the third quarter of 2019 and were substantially unchanged for the nine months.

Costs and operating expenses include the amortization of intangible assets associated with the acquisition of our supply chain management businesses and allocated corporate costs. Expense for amortization of intangible assets was approximately $1.9 million for the third quarter and approximately $5.8 million for the first nine months of both 2019 and 2018. Allocated corporate costs were approximately $1.5 million for the third quarter and approximately $4.7 million for the first nine months of 2019, compared to approximately $1.4 million for the third quarter and approximately $4.7 million for the first nine months of 2018.

Operating income was substantially unchanged for the third quarter of 2019 and decreased approximately $1.2 million or 4.9% for the first nine months of 2019. The decrease in operating income was primarily attributable to a decrease in DoD sales and an increase in health insurance and other administrative related expenses which was partially offset by an increase in sales to commercial customers.

Aviation Group Results

The results of operations for our Aviation Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2019	2018	2019	2018	Months	Months
Revenues	$59,186	$34,000	$163,553	$102,554	$25,186	$60,999
Costs and operating expenses	52,618	31,816	148,733	95,263	20,802	53,470
Operating income	$6,568	$2,184	$14,820	$7,291	$4,384	$7,529
Profit percentage	11.1%	6.4%	9.1%	7.1%

Revenues for our Aviation Group increased approximately $25.2 million, or 74.1% for the third quarter and approximately $61.0 million or 59.5% for the first nine months of 2019, compared to the same periods of 2018. The revenue increase was primarily driven by the inclusion of revenues of 1st Choice Aerospace beginning in January 2019 and from increases in parts distribution revenues in our international markets. Our 1st Choice Aerospace revenues were approximately $17.9 million for the third quarter and approximately $45.1 million for the first nine months of 2019. Costs and operating expenses increased approximately $20.8 million or 65.4% for the quarter and approximately $53.5 million or 56.1% for the nine months, due primarily to the increased revenues.

Costs and operating expenses include the amortization of intangible assets associated with the acquisition of our aviation businesses and allocated corporate costs. Expense for amortization of intangible assets was approximately $2.7 million for the third quarter and approximately $8.0 million for the first nine months of 2019, compared to approximately $1.7 million for the third quarter and approximately $5.0 million for the first nine months of 2018. The increase was due to amortization associated with the acquisition of 1st Choice Aerospace. Allocated corporate costs were approximately $1.6 million for the third quarter and approximately $4.8 million for the first nine months of 2019, compared to approximately $1.0 million for the third quarter and approximately $3.1 million for the first nine months of 2018.

Operating income increased approximately $4.4 million or 200.7% for the third quarter and approximately $7.5 million or 103.3% for the nine months. The increases in operating income were attributable primarily to the increases in revenues from our 1st Choice Aerospace acquisition and from parts distribution sales in both our domestic and international markets.

Federal Services Group Results

The results of operations for our Federal Services Group are as follows (dollars in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2019	2018	2019	2018	Months	Months
Revenues	$83,771	$83,097	$232,925	$251,707	$674	$(18,782)
Costs and operating expenses	79,247	78,611	219,957	241,137	636	(21,180)
Gain on sale of contract	—	1,700	—	1,700	(1,700)	(1,700)
Operating income	$4,524	$6,186	$12,968	$12,270	$(1,662)	$698
Profit percentage	5.4%	7.4%	5.6%	4.9%

Revenues for our Federal Services Group increased by $674 thousand or 0.8% for the third quarter of 2019 and decreased approximately $18.8 million or 7.5% for the first nine months of 2019 as compared to the same periods of 2018. The decrease in the nine months revenue is primarily due a reduction in work ordered by the customer on our FMS Program of $40.8 million. This decrease was offset by increased revenues of approximately $11.2 million on our U. S. Army equipment refurbishment program and $7.4 million on our Department of Justice International Asset Recovery Support Services contract due to increased work ordered by these customers and increased revenues of approximately $3.2 million on our CFT program related primarily to a task order that began in March 2018.

Costs and operating expenses increased approximately $636 thousand for the third quarter or 0.8% and decreased approximately $21.2 million or 8.8% for the nine months. The decrease in costs and operating expenses for the nine months is primarily attributable to the decreased level of work in 2019.

Gain on sale of contract for 2018 is comprised of $1.7 million associated with the sale of an indefinite-delivery/indefinite-quantity government-wide acquisition contract in the third quarter of 2018.

Operating income decreased approximately $1.7 million or 26.9% for the third quarter and increased approximately $698 thousand or 5.7% for the nine months. The decrease in operating income for the quarter was primarily attributable to the gain on sale of contract in 2018. Revenue declines for the nine months occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income for this group through margin improvements on our other work.

Financial Condition

There has been no material adverse change in our financial condition in the first nine months of 2019. Changes to asset and liability accounts were due primarily to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, and to our acquisition of 1st Choice Aerospace.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased approximately $933 thousand during the first nine months of 2019.

Cash provided by operating activities increased approximately $14.0 million in the first nine months of 2019 compared to the same period in 2018. The change was primarily attributable to an increase of approximately $8.5 million due to changes in the levels of operating assets and liabilities, an increase of approximately $4.3 million in non-cash operating activities, and an increase of approximately $1.2 million in cash provided by net income.

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

Cash used in investing activities increased approximately $119.6 million in the first nine months of 2019 as compared to the same period in 2018. In 2019, we used approximately $113 million for the acquisition of 1st Choice Aerospace and approximately $5 million for the purchase of an operating facility for one of our 1st Choice Aerospace locations. Other cash used in investing activities in 2019 and 2018 consisted primarily of purchases of property and equipment and the sale of a contract in 2018.

Cash provided by financing activities increased approximately $106.2 million in the first nine months of 2019 as compared to the same period in 2018. Cash provided by financing activities consisted primarily of bank borrowing activities. Cash used in financing activities included payment of dividends and stock transaction taxes.

We paid cash dividends totaling approximately $2.7 million or $0.25 per share in the first nine months of 2019. Our payment of cash dividends is subject to restrictions in our loan agreement, including a restriction on the annual aggregate amount of dividends we may pay. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans, and letters of credit. The loan agreement, which was amended in January 2018 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Our outstanding debt of approximately $268.5 million as of September 30, 2019 was net of unamortized deferred financing costs of approximately $1.7 million.

The term loan has quarterly installment payments. Our required term loan payments after September 30, 2019 are approximately $2.5 million in 2019, $11.9 million in 2020, $14.4 million in 2021, $15.0 million in 2022, and $29.5 million in 2023. The amount of term loan borrowings outstanding as of September 30, 2019 was $73.3 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of September 30, 2019 was $300 million. We may borrow and repay the revolving loan borrowings as our cash flows require or permit. We pay an unused commitment fee and fees on letters of credit that are issued. We had $197 million in revolving loan amounts and $72 thousand in letters of credit outstanding as of September 30, 2019. The timing of certain payments made and collections received associated with our inventory, subcontractor, and materials requirements and other operating expenses can cause fluctuations in our outstanding revolving loan amounts. Delays in government funding of our work performed can also cause additional borrowing requirements.

Under our loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2019, the LIBOR base margin was 2.50% and the base rate base margin was 1.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases, respectively.

Our loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan for the first three years after the date of the amendment. We have executed compliant interest rate hedges. As of September 30, 2019, interest rates on portions of our outstanding debt ranged from 4.53% to 6.25% and the effective interest rate on our aggregate outstanding debt was 4.91%.

Our loan agreement contains collateral requirements to secure our loan obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with the financial covenants and other terms and conditions at September 30, 2019.

	Maximum Ratio	Actual Ratio
Total Funded Debt/EBITDA Ratio	3.50 to 1	3.13 to 1

	Minimum Ratio	Actual Ratio
Fixed Charge Coverage Ratio	1.20 to 1	3.03 to 1

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
There were no additional changes in our internal control over financial reporting during our third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VSE CORPORATION

Date:	October 31, 2019	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 31, 2019	By:	/s/ Thomas R. Loftus
Thomas R. Loftus
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)