Form 10-Q
period 2020-03-31
VSE CORP
filed 2020-05-01
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2020       Commission File Number:  0‑3676

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
Yes [ ]    No [x]

Number of shares of Common Stock outstanding as of April 22, 2020: 11,043,246

VSE Corporation and Subsidiaries

Forward Looking Statements

This quarterly report on Form 10-Q (“Form 10-Q”) contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of such safe harbor provisions.

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, such as the ongoing COVID-19 outbreak, and the governmental, commercial, consumer and other responses thereto, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2020 (“2019 Form 10-K). All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward looking-statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$543	$734
Receivables, net	70,793	70,630
Unbilled receivables, net	43,928	46,279
Inventories, net	210,030	218,627
Other current assets	17,332	19,071
Total current assets	342,626	355,341

Property and equipment, net	37,276	43,465
Intangible assets, net	119,166	132,175
Goodwill	269,071	276,450
Operating lease - right-of-use assets	21,334	20,943
Other assets	21,936	17,490
Total assets	$811,409	$845,864

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$17,820	$16,883
Accounts payable	67,709	68,099
Current portion of earn-out obligation	5,300	31,700
Accrued expenses and other current liabilities	38,345	46,514
Dividends payable	993	987
Total current liabilities	130,167	164,183

Long-term debt, less current portion	255,880	253,128
Deferred compensation	17,985	18,146
Long-term lease obligations under operating leases	25,014	24,441
Earn-out obligation, less current portion	—	5,000
Deferred tax liabilities	15,962	17,865
Total liabilities	445,008	482,763

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 11,029,169 and 10,970,123, respectively	551	549
Additional paid-in capital	31,244	29,411
Retained earnings	336,584	334,246
Accumulated other comprehensive loss	(1,978)	(1,105)
Total stockholders' equity	366,401	363,101
Total liabilities and stockholders' equity	$811,409	$845,864
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2020	2019
Revenues:
Products	$76,342	$73,741
Services	101,076	96,178
Total revenues	177,418	169,919

Costs and operating expenses:
Products	65,527	62,857
Services	90,758	88,876
Selling, general and administrative expenses	248	1,382
Amortization of intangible assets	4,723	4,991
Total costs and operating expenses	161,256	158,106

	16,162	11,813

Loss on sale of a business entity and certain assets	(7,536)	—
Gain on sale of property	1,108	—

Operating income	9,734	11,813

Interest expense, net	3,486	3,158

Income before income taxes	6,248	8,655

Provision for income taxes	2,916	2,052

Net income	$3,332	$6,603

Basic earnings per share	$0.30	$0.60

Basic weighted average shares outstanding	11,000,204	10,920,171

Diluted earnings per share	$0.30	$0.60

Diluted weighted average shares outstanding	11,100,506	10,974,081

Dividends declared per share	$0.09	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
	2020	2019
Net income	$3,332	$6,603

Change in fair value of interest rate swap agreements, net of tax	(873)	(692)

Other comprehensive loss, net of tax	(873)	(692)

Comprehensive income	$2,459	$5,911

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended March 31, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	10,970	$549	$29,411	$334,246	$(1,105)	$363,101
Net income	—	—	—	3,332	—	3,332
Stock-based compensation	59	2	1,833	—	—	1,835
Other comprehensive loss, net of tax	—	—	—	—	(873)	(873)
Dividends declared ($0.09 per share)	—	—	—	(994)	—	(994)
Balance at March 31, 2020	11,029	$551	$31,244	$336,584	$(1,978)	$366,401

	Three months ended March 31, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	10,886	$544	$26,632	$301,073	$146	$328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	1,943	—	1,943
Net income	—	—	—	6,603	—	6,603
Stock-based compensation	64	3	2,156	—	—	2,159
Other comprehensive loss, net of tax	—	—	—	—	(692)	(692)
Dividends declared ($0.08 per share)	—	—	—	(877)	—	(877)
Balance at March 31, 2019	10,950	$547	$28,788	$308,742	$(546)	$337,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,332	$6,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,475	7,430
Deferred taxes	1,592	(564)
Stock-based compensation	897	1,640
Loss on sale of a business entity and certain assets	7,536	—
Gain on sale of property and equipment	(1,127)	—
Earn-out obligation adjustment	301	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(163)	2,667
Unbilled receivables	(2,041)	(3,195)
Inventories	(8,255)	(7,798)
Other current assets and noncurrent assets	2,777	(6,692)
Accounts payable and deferred compensation	395	2,653
Accrued expenses and other current and noncurrent liabilities	(4,961)	(1,675)

Net cash provided by operating activities	6,758	1,069

Cash flows from investing activities:
Purchases of property and equipment	(724)	(601)
Proceeds from the sale of property and equipment	2,424	3
Proceeds from the sale of a business entity and certain assets	21,127	—
Cash paid for acquisitions, net of cash acquired	—	(112,660)

Net cash provided by (used in) investing activities	22,827	(113,258)

Cash flows from financing activities:
Borrowings on loan agreement	131,148	194,598
Repayments on loan agreement	(127,692)	(80,183)
Earn-out obligation payments	(31,701)	—
Payments of taxes for equity transactions	(543)	(687)
Dividends paid	(988)	(872)

Net cash (used in) provided by financing activities	(29,776)	112,856

Net increase in cash and cash equivalents	(191)	667
Cash and cash equivalents at beginning of period	734	162
Cash and cash equivalents at end of period	$543	$829

Supplemental disclosure of noncash investing activities:
Note receivable from the sale of a business entity and certain assets	$7,461	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

(1) Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2019 Form 10-K. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic. The pandemic and the containment and mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The impact of COVID-19 on us is evolving and its future effects are highly uncertain and unpredictable. We are closely monitoring the effects and risks of COVID-19 to assess its impact on our business, financial condition and results of operations. In April 2020, we completed a cost reduction plan which included a reduction in workforce. We maintain a robust continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Reclassifications

Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation which include reclassification of products and services revenue and the renaming of our three operating segments as further described in Note (8) "Business Segments and Customer Information." These reclassifications had no effect on the reported results of operations.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosures related to transfers and the valuation process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted ASU 2018-13 in the first quarter of 2020. The adoption had no impact on our consolidated financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted ASU 2018-15 in the first quarter of 2020 and applied the standard prospectively. The adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and certain other instruments, including trade receivables and contract assets. The new standard replaces the current incurred loss model for measurement of credit losses on financial assets with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for reporting periods beginning after December 15, 2019. We adopted the standard in the first quarter of 2020 using the modified-retrospective approach, which requires the standard to be applied on a prospective basis with a cumulative-

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

effect adjustment to retained earnings as of the beginning of the period in which the guidance is effective. Upon adoption, we did not record an adjustment to opening retained earnings as of January 1, 2020 as the standard did not have a material impact on our consolidated allowance for credit losses. The standard did not have a significant impact on our financial position, results of operations or cash flows.

(2) Acquisition

On January 10, 2019, our wholly owned subsidiary VSE Aviation, Inc. ("VSE Aviation") acquired 100% of the equity of 1st Choice Aerospace Inc. ("1st Choice Aerospace"), a provider of maintenance, repair and overhaul ("MRO") services and products for new generation and legacy commercial aircraft. 1st Choice Aerospace has operations in Florida and Kentucky. We retained key members of 1st Choice Aerospace's management team under three-year employment contracts with five-year non-compete covenants.

We may be required to make earn-out payments of up to $40 million if 1st Choice Aerospace meets certain financial targets during 2019 and 2020. In January 2020, after obtaining the sellers' consent to our proposed amount of the earn-out payment for the 2019 performance year, we made a payment of approximately $31.7 million to satisfy the 2019 performance year obligation. Included in earn-out obligation on our March 31, 2020 balance sheet is approximately $5.3 million classified as the current portion of earn-out obligation, which represents our best estimate of the present value of such earn-out obligation for the 2020 performance year. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

(3) Divestiture

On January 28, 2020 VSE’s subsidiary VSE Aviation, Inc. entered into two definitive agreements to sell (1) Prime Turbines LLC ("Prime Turbines") for a sale price of $20.7 million and (2) certain related inventory assets for $8.5 million to PTB Holdings USA, LLC ("PTB"). The transaction was completed on February 26, 2020 with cash proceeds of $20.7 million, subject to working capital adjustments, and a note receivable of $8.5 million received as consideration.
Prime Turbines is a provider of turboprop aircraft engine repair, maintenance and overhaul, including for Pratt & Whitney Canada PT6A and PT6T series engines. Prime Turbines was included in our Aviation segment.
The divestiture of Prime Turbines will not have a material impact on the Company’s operations and financial results, and therefore does not qualify for reporting as a discontinued operation.
As a result of the sale of the business and inventory, the Company derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million non-cash loss during the three months ended March 31, 2020 which is reflected as loss on sale of a business entity and certain assets in the consolidated statements of income. Additionally, a note receivable from PTB of $6.0 million and $1.5 million as of March 31, 2020 is included in other assets, and other current assets in our consolidated balance sheets, respectively, which represents the present value of the consideration to be received with an imputed interest rate discount.

(4) Revenue

Disaggregated Revenue
Our revenues are derived from contract services performed for the United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to our customers. Our customers also include various other government agencies and commercial clients.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

A summary of revenues for our operating segments by customer for the three months ended March 31, 2020 are as follows (in thousands):

	Aviation	Fleet	Federal and Defense	Total
DoD	$—	$4,567	$59,567	$64,134
Other government	30	39,815	6,145	45,990
Commercial	58,050	8,822	422	67,294
	$58,080	$53,204	$66,134	$177,418

A summary of revenues for our operating segments by customer for the three months ended March 31, 2019 are as follows (in thousands):

	Aviation	Fleet	Federal and Defense	Total
DoD	$895	$4,842	$56,964	$62,701
Other government	—	42,882	10,777	53,659
Commercial	48,475	3,980	1,104	53,559
	$49,370	$51,704	$68,845	$169,919

We changed our disaggregated revenue presentation by type below to better align with our operating segments. Revenues from our Aviation and Fleet segment are derived from repair and distribution services primarily through shorter term purchase orders from customers. Our Federal and Defense segment's revenue results from services provided on longer term contracts, including cost plus, fixed price and time and materials contract types. This change provides a clearer picture of the nature of each segment's contractual arrangements, how revenues derived from those contracts are affected by economic factors, and underlying performance trends impacting each segment. Additionally, the presentation is more in-line with how each segments' results are evaluated by our Chief Executive Officer in deciding how to allocate resources and evaluate performance.

The change in disaggregated revenue presentation did not result in any changes in our reported segments and had no effect on the reported results of operations.

A summary of revenues by type and operating segment for the three months ended March 31, 2020 is as follows (in thousands):

	Aviation	Fleet	Federal and Defense	Total
Repair	$32,808	$—	$—	$32,808
Distribution	25,272	53,204	—	78,476
Cost Plus Contract	—	—	19,681	19,681
Fixed Price Contract	—	—	38,916	38,916
T&M Contract	—	—	7,537	7,537
Total	$58,080	$53,204	$66,134	$177,418

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

A summary of revenues by type and operating segment for the three months ended March 31, 2019 is as follows (in thousands):

	Aviation	Fleet	Federal and Defense	Total
Repair	$25,434	$—	$—	$25,434
Distribution	23,936	51,704	—	75,640
Cost Plus Contract	—	—	27,840	27,840
Fixed Price Contract	—	—	19,867	19,867
T&M Contract	—	—	21,138	21,138
Total	$49,370	$51,704	$68,845	$169,919

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables decreased from $46.3 million at December 31, 2019 to $43.9 million at March 31, 2020, primarily due to the billing of our customers in excess of revenue recognized as performance obligations were satisfied. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, decreased from $5.0 million at December 31, 2019 to $4.5 million at March 31, 2020, primarily due to revenue recognized in excess of advance payments received. For the three months ended March 31, 2020 and March 31, 2019, we recognized revenue that was previously included in the beginning balance of contract liabilities of $700 thousand and $1.5 million, respectively.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers at a point in time accounted for approximately 43% of our revenues for the three months ended March 31, 2020 and March 31, 2019. Revenues from products and services transferred to customers over time accounted for approximately 57% of our revenues for the three months ended March 31, 2020 and March 31, 2019, primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment.
As of March 31, 2020, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $201 million. Performance obligations expected to be satisfied within one year and greater than one year are 97% and 3%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the three months ended March 31, 2020 and March 31, 2019, revenue recognized from performance obligations satisfied in prior periods was not material.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

(5) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Bank credit facility - term loan	$102,050	$120,800
Bank credit facility - revolver loans	174,206	152,000
Principal amount of long-term debt	276,256	272,800
Less debt issuance costs	(2,556)	(2,789)
Total long-term debt	273,700	270,011
Less current portion	(17,820)	(16,883)
Long-term debt, less current portion	$255,880	$253,128

We have a loan agreement with a group of banks to provide working capital support, letters of credit and to finance acquisitions. The loan agreement, which was amended in November 2019 and expires in January 2023, comprises a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit. Financing costs associated with the loan agreement amendment of approximately $1.5 million were capitalized and are being amortized over the five-year life of the loan. The fair value of outstanding debt as of March 31, 2020 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term loan payments after March 31, 2020 are as follows (in thousands):

2020	14,062
2021	21,563
2022	22,500
2023	43,925
Total	$102,050

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of March 31, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had no letters of credit outstanding as of March 31, 2020 and $54 thousand letters of credit outstanding as of December 31, 2019.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2020, the LIBOR base margin was 2.50% and the base rate base margin was 1.25%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We have executed compliant interest rate hedges. The amount of our debt with interest rate swap agreements was $145 million and $125 million as of March 31, 2020 and December 31, 2019, respectively.

After taking into account the impact of interest rate swap agreements, as of March 31, 2020, interest rates on portions of our outstanding debt ranged from 3.11% to 5.31%, and the effective interest rate on our aggregate outstanding debt was 4.06%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.4 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

terms and conditions as of March 31, 2020. In the event that we are unable to maintain compliance with such covenants, we expect to obtain an amendment or waiver from our lenders, refinance the indebtedness subject to covenants or take other mitigating actions prior to a potential breach.

(6) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for an assumed vesting of restricted stock awards.

	Three months ended March 31,
	2020	2019
Basic weighted average common shares outstanding	11,000,204	10,920,171
Effect of dilutive shares	100,302	53,910
Diluted weighted average common shares outstanding	11,100,506	10,974,081

(7) Commitments and Contingencies

Contingencies

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

(8) Business Segments and Customer Information

Business Segments

The following business segments names were changed effective January 1, 2020 as indicated below. The organization and financial reporting structure was not impacted by this change.

Management of our business operations is conducted under three reportable operating segments:

Aviation – Distribution and Repair Services
Our Aviation segment (formerly Aviation Group) provides aftermarket repair and distribution services to commercial, cargo, business and general aviation, military and defense, and rotorcraft customers globally. Core services include parts distribution, engine accessory maintenance, MRO services, rotable exchange and supply chain services.

Fleet – Distribution and Fleet Services
Our Fleet segment (formerly Supply Chain Management Group) provides parts, inventory management, e-commerce fulfillment, logistics, supply chain support and other services to support the commercial aftermarket medium- and heavy-duty truck market, the United States Postal Service ("USPS"), and the United States Department of Defense ("DoD"). Core services include vehicle parts

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

distribution, sourcing, IT solutions, customized fleet logistics, warehousing, kitting, just-in-time supply chain management, alternative product sourcing, and engineering and technical support.

Federal and Defense – Logistics and Sustainment Services
Our Federal and Defense segment (formerly Federal Services Group) provides aftermarket MRO and logistics services to improve operational readiness and extend the life cycle of military vehicles, ships and aircraft for the DoD, federal agencies and international defense customers. Core services include base operations support; procurement; supply chain management; vehicle, maritime and aircraft sustainment services; IT services and energy consulting.

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

	Three months ended March 31,
	2020	2019
Revenues:
Aviation	$58,080	$49,370
Fleet	53,204	51,704
Federal and Defense	66,134	68,845
Total revenues	$177,418	$169,919

Operating income:
Aviation	$(1,880)	$3,048
Fleet	6,906	6,988
Federal and Defense	4,924	3,385
Corporate/unallocated expenses	(216)	(1,608)
Operating income	$9,734	$11,813

Our Aviation segment operating income for the first quarter of 2020 was reduced by $7.5 million as a result of the loss on the sale of our Prime Turbines LLC subsidiary and certain related inventory assets. See Note (3) "Divestiture" to our Consolidated Financial Statements for additional details regarding this transaction. This decrease was offset by a gain of $1.1 million realized upon the completion of a sale-leaseback transaction for a property we owned in Miami, Florida. In the first quarter of 2020, we closed on a sale-leaseback agreement involving land and an office building utilized by our Aviation segment to conduct operations in Miami, Florida. Under the agreement, the land and building, with a net book value of $1.3 million was sold for a sale price of $2.6 million and leased back under a 6-year term operating lease commencing upon the closing of the transaction. The lease provides us with an option to extend the lease upon the expiration of its term in April 2026 for two additional five-year periods. In connection with the sale and leaseback transaction, we recognized the gain after incurring $200 thousand in selling expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Customer Information

Our revenues are derived from contract services performed for DoD agencies or federal civilian agencies and from the delivery of products to our commercial clients. The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows for the quarters ended March 31, (in thousands):

	Three months ended March 31,
Customer	2020	%	2019	%
DoD	$64,134	36%	$62,701	37%
Other government	45,990	26%	53,659	32%
Commercial	67,294	38%	53,559	31%
Total	$177,418	100%	$169,919	100%

(9) Goodwill and Intangible Assets

Changes in goodwill for the three months ended March 31, 2020 are as follows (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2019	$63,190	$30,883	$182,377	$276,450
Decrease from divestiture	—	—	(7,379)	(7,379)
Balance as of March 31, 2020	$63,190	$30,883	$174,998	$269,071

We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. As a result of the decline in the macroeconomic environment caused by the COVID-19 pandemic and the decrease in our market capitalization, we performed an interim impairment analysis as of March 31, 2020. The result of the impairment analysis indicated that our reporting units' goodwill was not impaired. We will continue to evaluate these reporting units for potential goodwill impairment in 2020 as market conditions evolve.

In the first quarter of 2020, we completed the sale of the Prime Turbines subsidiary and certain related inventory assets and recognized a loss on the sale of the business and inventory of $7.5 million. Prime Turbines was reported within our Aviation segment. As part of determining the loss on sale, goodwill of $7.4 million was allocated to the disposal group on a relative fair value basis and was written-off upon the completion of the sale.

Intangible assets consist of the value of contract and customer-related intangible assets, acquired technologies and trade names. Amortization expense was approximately $4.7 million and $5.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Intangible assets, net comprised the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2020
Contract and customer-related	$213,194	$(99,997)	$(1,025)	$112,172
Acquired technologies	12,400	(9,942)	—	2,458
Trade names	18,770	(14,234)	—	4,536
Total	$244,364	$(124,173)	$(1,025)	$119,166

December 31, 2019
Contract and customer-related	$227,594	$(102,169)	$(1,025)	$124,400
Acquired technologies	12,400	(9,660)	—	2,740
Trade names	18,770	(13,735)	—	5,035
Total	$258,764	$(125,564)	$(1,025)	$132,175

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

The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1–Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level 2–Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets and amounts derived from valuation models where all significant inputs are observable in active markets; and

Level 3–Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2020	Fair Value December 31, 2019
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$946	$710
Interest rate swap agreements	Accrued expenses	Level 2	$2,636	$1,473
Earn-out obligation - short-term	Current portion of earn-out obligation	Level 3	$5,300	$31,700
Earn-out obligation - long-term	Earn-out obligation	Level 3	$—	$5,000

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. We evaluate our hedges to determine their effectiveness and

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

as of March 31, 2020 and December 31, 2019, the swaps were determined to be fully effective. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets, was approximately $2.6 million and $1.5 million at March 31, 2020 and December 31, 2019, respectively. The offset, net of an income tax effect of approximately $658 thousand and $367 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of March 31, 2020 and December 31, 2019, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

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

Changes in earn-out obligation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2019	$31,700	$5,000	$36,700
Earn-out payments	(31,700)	—	(31,700)
Fair value adjustment included in net income	300	—	300
Reclassification from long-term to current	5,000	(5,000)	—
Balance as of March 31, 2020	$5,300	$—	$5,300

(11) Income Taxes

Our effective tax rate was 46.7% and 23.7% for the three months ended March 31, 2020 and 2019, respectively. Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. The higher effective tax rate for the three months ended March 31, 2020 primarily results from a full valuation allowance established to offset the capital loss benefit in connection with our sale of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period. We expect a lower effective tax rate for the year ended December 31, 2020 than the first quarter rate when the impact of the discrete item is spread over the entire twelve month period.

(12) Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Our Business

VSE is a leading provider of aftermarket distribution and repair services for land, sea and air transportation assets for government and commercial markets. Our core services include maintenance, repair and overhaul ("MRO") services, parts distribution, supply chain management and logistics, engineering support, and consulting and training services for global commercial, federal, and military and defense customers. We also provide information technology and energy consulting services.

1st Choice Aerospace Acquisition

In January 2019, we acquired 1st Choice Aerospace, with operations in Florida and Kentucky. 1st Choice provides component MRO services and products for new generation and legacy commercial aircraft families. 1st Choice Aerospace is a subsidiary of VSE Aviation, Inc. under our Aviation segment. See Note (2) "Acquisition" to our Consolidated Financial Statements included in Item 1 of this filing for additional information regarding our acquisition of 1st Choice Aerospace.

Prime Turbines Divestiture

In February 2020, we sold our subsidiary Prime Turbines, LLC for $20.7 million in cash. VSE’s Aviation segment will no longer offer turboprop engine MRO services, and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled approximately 4% of VSE’s revenue for 2019.

Organization and Segments

Our operations are conducted within three reportable segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense. We provide more information about each of these reportable segments under Item 1 "Business-History and Organization” in our Form 10-K for the year 2019.

Concentration of Revenues

	(in thousands)
	For the three months ended March 31,
Source of Revenue	2020	%	2019	%
DoD	$64,134	36	$62,701	37
Other government	45,990	26	53,659	32
Commercial	67,294	38	53,559	31
Total revenues	$177,418	100	$169,919	100

COVID-19 Discussion

Forward Looking Information

Disclosures that address business and operating considerations associated with the COVID-19 pandemic are made under highly uncertain conditions and may involve forward looking information that is based on assumptions and expectations regarding future events. Please refer to the discussion under Part II, Item 1A "Risk Factors" of this Form 10-Q with respect to our discussion of trends or uncertainties arising from or impacted by the COVID-19 pandemic.

Demand for Products and Services, Operating Results, and Financial Condition

As further discussed below, the COVID-19 global pandemic did not have a significant impact on any of our businesses through the end of the first quarter as compared to other industries, and we have continued to operate with limited disruption. Our Aviation segment will see a reduction in demand from customers for our products and services throughout the remainder of 2020. A significant decrease in demand would adversely impact our operating results for 2020. We cannot estimate with certainty the severity of this impact at this time. While current conditions raise the potential for sluggish performance for our Fleet segment and our Federal and Defense segment, we anticipate limited disruption in demand for the products and services they offer, as compared to other industries, due to the nature of their customer bases. Our parts supply for truck fleets, including the United States Postal Service ("USPS") delivery vehicles and our DoD program services, provide support for the essential services conducted by our customers. We have near-term opportunities to provide COVID-19 related products to one of these customers.

We have not experienced a material adverse change in our financial condition at this time, however, a prolonged disruption in the demand for our products and services could have an adverse impact on our operating results and cause a material adverse change in our financial condition. We will continue to evaluate the nature and extent of future impacts of COVID-19 on our business.

Capital, Financial Resources, Credit Losses, and Liquidity

Our debt capital and liquidity position have not experienced a material adverse change resulting from COVID-19 at this time, and we are meeting our obligations in a timely manner. We currently have sufficient cash flows and unused loan commitments to meet our obligations in the near term. Weakness in our Aviation segment customer markets has caused a delay in receivables collections and may increase bad debt expense in future periods. We do not anticipate receivables collections to negatively impact our Fleet or Federal and Defense segments.

We have a loan agreement with a bank group comprised of ten banks, including multiple large banks and multiple regional banks. Our banks have been supportive in the past and during the current COVID-19 crisis, and we are confident that they will work with us to meet the challenges presented by the current economic conditions created by COVID-19. The potential for future declines in our earnings may impact our financial covenant ratios in future periods, and may challenge our ability to meet these covenants. We are proactively working with our bank group to mitigate this circumstance.

Balance Sheet Asset Valuation

The valuation of our goodwill and intangible assets could be impacted by changes in economic conditions affecting our revenue projections and the valuation of public companies used in our valuation process. See "Material Impairments, Restructuring Charges" for further details. We currently do not believe that there are or will be significant changes in judgments in determining the fair value of other assets on our balance sheet or that our ability to timely account for them will be negatively impacted. While the COVID-19 crisis may cause some delays in collecting some of our accounts receivable and potentially give rise to some bad debt write offs, we do not expect the majority of our accounts receivable to be affected in such a manner.

Material Impairments, Restructuring Charges

Our most recent impairment analysis indicated that our reporting units in our Fleet and Federal and Defense segments had fair values substantially in excess of their carrying values, and we believe the COVID-19 induced economic crisis is not likely to have an adverse impact on customer demand for products and services provided by these two segments. Accordingly, at this time we do not anticipate any impairments in these two business segments.

Our interim impairment analysis also indicated that our VSE Aviation reporting unit, within our Aviation segment, approximated its carrying value, and we determined that this reporting unit has an increased likelihood of impairment if a prolonged downturn in customer demand were to occur. Prior to the onset of the COVID-19 pandemic, our Aviation segment was performing strongly. We anticipate that our VSE Aviation reporting unit will experience a downturn in customer demand in the near term, but believe in the market opportunities for us in the long term. Accordingly, at this time we do not anticipate any material impairments in our Aviation segment.

The COVID-19 induced economic crisis did not result in any material restructuring charges in the quarter.

Administrative Continuity and Reporting Systems

We have modified our workforce policies, procedures and capabilities for most of our administrative personnel to work remotely, including our financial reporting personnel. This remote work arrangement is working as intended and has not had any adverse effect on our ability to maintain financial operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

Business Continuity Plans

As the COVID-19 pandemic continues to drive global uncertainty, we remain focused on protecting the safety of employees, continuing to serve our customers with the highest quality product and repair services, and on upholding the strength of the business.

Our business operations are deemed critical and essential by the U.S. Department of Homeland Security. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption. We implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention, and mandated remote working where practicable.

We do not anticipate any material expenditures or resource constraints in supporting our operations at this time.

Impact on Supply Chain

Major customers and suppliers of our Fleet, Federal and Defense and Aviation segments remain open and continue to operate. Our Fleet segment customers provide essential services, and we, along with our suppliers, play a key role in keeping truck fleets operable. Our Federal and Defense segment customers continue their mission critical essential services. Our Aviation segment customers continue to operate, albeit at lower rates. While the overall economic downturn may cause some slowness in every industry, we do not anticipate any material parts availability concerns, disruptions in our supply of materials or resources, or a material adverse impact on our procurement capabilities or product costs.

Human Capital Resources

The health and safety of our employees, customers and communities are of primary concern. We have taken significant steps to protect our workforce including but not limited to, working remotely. For our locations with an active on-site workforce, we implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention. We have taken steps at our facilities to ensure additional employee safety, including implementing separate operational shifts, strict social distancing requirements, providing personal protective equipment, and stringent requirements for cleaning and sanitizing at our work sites. We do not anticipate our operations being materially impacted by any constraints or other impacts on our human capital resources and productivity.

We recently completed a cost reduction plan which included a reduction in workforce. The plan is expected to reduce approximately $13 million in expenses on an annualized basis beginning in the second quarter of 2020.

Travel Restrictions

Travel restrictions and border closures may limit the manner in which our sales and support staff service our customers. We do not anticipate this will have a material impact on our ability to operate.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

Organic revenue growth in our Aviation businesses for the first quarter was approximately 18%. Growth in our distribution services was driven by our parts distribution expansion to global commercial and business and general aviation customers. Growth in our repair services was driven primarily by expansion of our engine accessory and component repair work. We believe this progress, together with the introduction of new sales initiatives, has positioned us for above market growth for the remainder of 2020. However, the COVID-19 pandemic induced a reduction in global demand for air travel, and decreased revenue passenger miles will have an adverse impact on demand for our Aviation products and services for the remainder of 2020. Since industry demand is currently uncertain, we cannot predict the extent the pandemic will have on our Aviation revenues if health and safety requirements such as travel restrictions and social distancing measures are extended.

In the first quarter of 2020, we divested our Prime Turbines subsidiary, a business offering turboprop engine MRO services. We will no longer offer these services, focusing instead on higher growth component/accessory repair and parts distribution.

Fleet Segment

Our Fleet segment continues to focus on both its core USPS and DOD customer base and customer diversification. Non-USPS segment revenue grew approximately 49% on a year-over-year basis in the first quarter of 2020, supported by increased activity with commercial parts distribution. To enable this transition, we are expanding our presence in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs to new commercial customers. Our e-commerce fulfillment services resulted in continued growth in the first quarter and we expect additional expansion of this service offering going forward. We believe the COVID-19 pandemic is likely to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms appears to be progressing steadily.

Federal and Defense Segment

We entered 2020 with a focus on growing this segment of our business and redefining VSE in the federal marketplace. We are investing in business development, growing our capability offerings, and broadening our range of new business targets to build our contract backlog and expand our markets. The anticipated revenue decline experienced by this segment in the first quarter of 2020 is primarily attributable to the expiration of a large U.S. Army contract in January. We are confident our refocused business development efforts in 2020 will produce revenue growth in subsequent years. We expect the COVID-19 pandemic to have a limited adverse impact on revenues for this segment, as the U.S. government is expected to maintain critical DoD preparedness programs.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our consolidated financial statements:

Revenues

Revenues are derived from the delivery of products and from professional and technical services performed through various ordering agreements and contract agreements. The three primary types of contracts used are cost-type, fixed-price, and time and materials. Revenues from these contract types result from work performed on these contracts and from costs for materials and other work-related contract allowable costs.

Costs and Operating Expenses

Costs and operating expenses consist primarily of cost of inventory and delivery of our products sold; direct costs, including labor, material, and supplies used in the performance of our contract work; indirect costs associated with our direct contract costs; sales, general, and administrative expenses associated with our operating segments and corporate management; and certain costs and charges arising from nonrecurring events outside the ordinary course of business. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed. Costs and operating expenses also include expense for amortization of intangible assets acquired through our acquisitions. Expense for amortization of acquisition related intangible assets is included in the segment results in which the acquisition is included. Segment results also include expense for an allocation of corporate management costs. We reduced controllable costs during the first quarter of 2020 and plan for further reductions to begin in the second quarter of 2020.

Bookings and Funded Backlog

Revenues for federal government contract work performed by our Federal and Defense segment depend on contract funding ("bookings”), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

For the first quarter of 2020, Federal and Defense segment bookings increased 31% year-over-year to $67 million, while total funded backlog declined 28% year-over-year to $201 million. The decline in funded backlog was primarily attributable to the expiration of a contract in the first quarter of 2020. The current management team is focused on revitalizing this business, with an emphasis on growing backlog and developing a channel of new customer activity in the current year, with good process in the first quarter.

A summary of our bookings and revenues for our Federal and Defense segment for the three months ended March 31, 2020 and 2019, and funded contract backlog as of March 31, 2020 and 2019 is as follows (in millions):

	2020	2019
Bookings	$67	$51
Revenues	$66	$69
Funded Contract Backlog	$201	$278

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

Substantially all Fleet segment revenues from the sale of vehicle parts to customers are recognized at the point in time of the transfer of control to the customer. Sales returns and allowances for vehicle parts are not significant.

Our Aviation segment revenues result from the sale of aircraft parts and performance of MRO services for private and commercial aircraft owners, other aviation MRO providers, and aviation original equipment manufacturers. Our Aviation segment recognizes revenues for the sale of aircraft parts at a point in time when control is transferred to the customer, which usually occurs when the parts are shipped. Our Aviation segment recognizes revenues for MRO services over time as the services are transferred to the customer. MRO services revenue recognized is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore the services transferred to date. Sales returns and allowances are not significant.

Our Federal and Defense segment revenues result from professional and technical services, which we perform for customers on a contract basis. Revenue is recognized for performance obligations over time as we transfer the services to the customer. The three primary types of contracts used are cost-type, fixed-price and time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work-related costs allowed under our contracts.

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

Despite the excess fair value identified in our 2019 impairment assessment, market conditions from the COVID-19 pandemic resulted in a significant decline in our market capitalization. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. Based on these factors, we concluded that a triggering event occurred and, we performed a qualitative assessment whether it was more likely than not that our goodwill was impaired as of March 31, 2020.
We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including the duration and extent of impact to our business from the COVID-19 pandemic. Based on our qualitative assessment as of March 31, 2020, we have determined it is more likely than not that the fair value exceeded the carrying value of our reporting units with the exception of our VSE Aviation reporting unit, which required a quantitative interim impairment test.
Declines were driven by the uncertainty surrounding the outbreak of the COVID-19 and macroeconomic events, which resulted in decreases in air travel. Accordingly, an interim quantitative impairment test was performed as of March 31, 2020 for our VSE Aviation reporting unit. Under the income approach, the fair value for our VSE Aviation reporting unit was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts, updated for recent events, to estimate future cash flows and an increased discount rate of 100 basis points from the rate used in the analysis performed in the prior year. Based on our interim goodwill impairment analysis, the fair value of our VSE Aviation reporting unit approximated its carrying value. Because the fair value of our VSE Aviation reporting unit approximated its carrying value, a negative change in the key assumptions used in the interim impairment analysis or an increase in the carrying value may result in a future impairment of this reporting unit's goodwill. Any significant adverse changes in future periods to our internal forecasts or external market conditions could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material. For example, keeping all other assumptions the same, an additional increase in the discount rate or an increase in the carrying value could result in an impairment in the reporting unit's goodwill.
The carrying value of our VSE Aviation reporting unit included goodwill of approximately $175 million as of March 31, 2020.

As of March 31, 2020, we have no intangible assets with indefinite lives and we had an aggregate of approximately $269 million of goodwill associated with our acquisitions.

We also review the recoverability of our long-lived intangible assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, we assessed the recoverability of the long-lived intangible assets with finite lives as of March 31, 2020. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived intangible assets with finite lives, we determined that their carrying values were recoverable.
Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits, such as net operating loss and capital loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The carrying value of net deferred tax assets is based on assumptions regarding our ability to generate sufficient future taxable income to utilize these deferred tax assets

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see "Recently Issued Accounting Pronouncements” in Note (12) of the Notes to our Unaudited Consolidated Financial Statements in Item 1 of this report.

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of first quarter 2020 to first quarter 2019.

	Three months		Change
	ended March 31,		Three
	2020	2019	Months
Revenues	$177,418	$169,919	$7,499
Costs and operating expenses	161,256	158,106	3,150
Loss on sale of a business entity and certain assets	(7,536)	—	(7,536)
Gain on sale of property	1,108	—	1,108
Operating income	9,734	11,813	(2,079)
Interest expense, net	3,486	3,158	328
Income before income taxes	6,248	8,655	(2,407)
Provision for income taxes	2,916	2,052	864
Net income	$3,332	$6,603	$(3,271)

Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019

Revenues

Our revenues increased approximately $7.5 million or 4.4% for the first quarter of 2020 compared to the same period for the prior year. The change in revenues resulted from an increase in our Aviation segment of approximately $8.7 million, an increase in our Fleet segment of approximately $1.5 million, and a decrease in our Federal and Defense segment of approximately $2.7 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses increased approximately $3.2 million or 2.0% for the first quarter of 2020 compared to the same period for the prior year. Costs and operating expenses for our Aviation segment and our Fleet segment increased for the quarter and costs and operating expenses for our Federal and Defense segment decreased for the quarter due to changes in revenues. Costs and operating expenses for 2020 included approximately $300 thousand of earn-out adjustment expense. Costs and operating expenses for 2019 included approximately $1.1 million of acquisition related and executive succession costs.

Loss on Sale of a Business Entity and Certain Assets

Loss on sale of a business entity and certain assets of $7.5 million is comprised of the difference between the carrying value on our books for our Prime Turbines, LLC business and the sale price upon divestiture, plus the difference between the carrying value on our books of inventory sold that is used to support the operations of our divested Prime Turbines, LLC business and the sale price of the inventory upon divestiture.

Gain on Sale of Property

Gain on sale of property is comprised of $1.1 million associated with the sale of a Miami, Florida real estate holding.

Operating Income

Excluding the loss on sale of a business entity and certain assets and gain on sale of property, our operating income for the first quarter of 2020 was approximately $16.2 million, an increase of approximately $4.3 million or 37% over the prior year. Operating income for 2020 was decreased by $7.5 million due to the loss on the sale of Prime Turbines LLC and certain assets and increased approximately $1.1 million by the gain on the sale of the real estate holding. After accounting for these events, our operating income for the first quarter of 2020 decreased approximately $2.1 million or 17.6% compared to the same period for the prior year. Operating income decreased approximately $4.9 million for our Aviation segment and increased approximately $1.5 million for our Federal and Defense segment. Operating income was substantially unchanged for our Fleet segment. Operating income for 2019 was decreased approximately $1.1 million due to the costs and expenses associated with acquisition related and executive succession costs.

Interest Expense

Interest expense increased approximately $328 thousand for the first quarter of 2020 compared to the same period for the prior year, due primarily to an increase in our average level of bank borrowing.

Provision for Income Taxes

Our effective tax rate was 46.7% for the first quarter of 2020 and 23.7% for the first quarter of 2019. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Capital gains tax treatment, state income taxes, certain tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. Other permanent differences and federal and state tax credits such as foreign derived intangible income ("FDII") deduction, the work opportunity tax credit, and educational improvement tax credits provide benefit to our tax rates. The higher effective tax rate for the first quarter of 2020 primarily results from a full valuation allowance established to offset the capital loss benefit in connection with our sale of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period. We expect a lower effective tax rate for the year ended December 31, 2020 than the first quarter rate when the impact of the discrete item is spread over the entire twelve month period.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months		Change
	ended March 31,		Three
	2020	2019	Months
Revenues	$58,080	$49,370	$8,710
Costs and operating expenses	53,532	46,322	7,210
Loss on sale of a business entity and certain assets	(7,536)	—	(7,536)
Gain on sale of property	1,108	—	1,108
Operating (loss) income	$(1,880)	$3,048	$(4,928)
Profit percentage	(3.2)%	6.2%

Revenues for our Aviation segment increased approximately $8.7 million or 17.6% for the first quarter of 2020 compared to the same period of the prior year primarily due to growth in our MRO services. Costs and operating expenses increased approximately $7.2 million or 15.6%, primarily due to the increased level of repair services.

Loss on sale of a business entity and certain assets of $7.5 million is comprised of the difference between the carrying value on our books for our Prime Turbines, LLC business and the sale price upon divestiture, plus the difference between the carrying value on our books of inventory sold that is used to support the operations of our divested Prime Turbines, LLC business and the sale price of the inventory upon divestiture.

Gain on sale of property is comprised of approximately $1.1 million associated with the sale of a Miami, Florida real estate holding.

Excluding the loss on sale of a business entity and certain assets and gain on sale of property, our operating income for the first quarter of 2020 was approximately $4.5 million, an increase of $1.5 million or 49% over the prior year. The increase was primarily attributable to increased revenues and profits in our repair businesses. We had an operating loss of approximately $1.9 million for the first quarter of 2020 compared to operating income of approximately $3.0 million for the prior year.

Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions, allocated corporate costs, and valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $2.5 million and $2.6 million for the first quarters of 2020 and 2019, respectively. Expense for allocated corporate costs was approximately $2.1 million and $1.7 million for the first quarters of 2020 and 2019, respectively. Valuation adjustments to the accrued earn-out obligation increased costs and operating expenses approximately $300 thousand for the first quarter of 2020. There were no valuation adjustments to the accrued earn-out obligation for the first quarter of 2019.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months		Change
	ended March 31,		Three
	2020	2019	Months
Revenues	$53,204	$51,704	$1,500
Costs and operating expenses	46,298	44,716	1,582
Operating income	$6,906	$6,988	$(82)
Profit percentage	13.0%	13.5%

Revenues for our Fleet segment increased approximately $1.5 million or 3% for the first quarter of 2020 compared to the same period of the prior year. Revenues from sales to DoD customers decreased approximately $300 thousand or 6%, revenues from sales to other government customers decreased approximately $3.0 million or 7%, and revenues from commercial customers increased approximately $4.8 million or 122%. Costs and operating expenses increased approximately $1.6 million or 4% and operating income decreased by approximately $82 thousand or 1%. The decrease in operating income was primarily attributable to a change in the mix of customers and products sold, which lowered our profit margins.

Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $2.0 million for the first quarters of both 2020 and 2019. Expense for allocated corporate costs was approximately $1.8 million for the first quarters of both 2020 and 2019.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months		Change
	ended March 31,		Three
	2020	2019	Months
Revenues	$66,134	$68,845	$(2,711)
Costs and operating expenses	61,210	65,460	(4,250)
Operating income	$4,924	$3,385	$1,539
Profit percentage	7.4%	4.9%

Revenues for our Federal and Defense segment decreased by $2.7 million or 4% and costs and operating expenses decreased $4.3 million or 6% for the first quarter of 2020 compared to the same period of the prior year primarily due to the expiration of a large U.S. Army contract in January 2020 and changes in the level of work required on our existing contracts. Other significant changes affecting our revenues and costs and operating expenses included an increase of approximately $8.5 million in revenues from U.S. Navy program and decreased revenues of approximately $3.3 million from other work.

Operating income increased approximately $1.5 million or 45% for the first quarter of 2020 compared to the same period of the prior year. Revenue declines occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income through margin improvements primarily due to increased work being performed under more profitable fixed price contracts.

Financial Condition

There has been no material adverse change in our financial condition in the first quarter of 2020. Our bank debt increased approximately $3.5 million and our earn-out obligation decreased approximately $31.4 million. We had $176 million of unused bank loan commitments as of March 31, 2020. Changes to other asset and liability accounts were primarily due to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, the sale of a real estate holding in Miami, Florida, and the divestiture of our Prime Turbines subsidiary.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $191 thousand during the first quarter of 2020.

Cash provided by operating activities increased approximately $5.7 million in the first quarter of 2020 compared to the same period in 2019. The change was attributable to a decrease of approximately $3.3 million in cash provided by net income, an increase of approximately $7.2 million in other non-cash operating activities and an increase of approximately $1.8 million due to changes in the levels of operating assets and liabilities.

Inventories and accounts receivable represent a significant amount of our assets, and accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $8.3 million, cash used related to increases in receivables and unbilled receivables was approximately $2.2 million, and cash provided by increases in accounts payable and deferred compensation was approximately $395 thousand for the first quarter of 2020. A significant portion of accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials and inventory to fulfill contract obligations and distribution agreements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations.

We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 economic down-turn.

Cash provided by investing activities was approximately $22.8 million in the first quarter of 2020 compared to cash used in investing activities of approximately $113.3 million in the same period of the prior year. In 2019 approximately $113 million was used for the acquisition of 1st Choice Aerospace and in 2020 approximately $23.6 million was provided by proceeds from the sale of our Prime Turbines business and sale of a Miami, Florida real estate holding. Other cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities was approximately $29.8 million in the first quarter of 2020 compared to cash provided by financing activities of approximately $112.9 million in the same period of 2019. Financing activities consisted primarily of borrowing and repayment of debt, payment of dividends and payment of earn-out obligation.

We paid cash dividends totaling approximately $1.0 million or $0.09 per share in the first quarter of 2020. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

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

See “COVID-19 Discussion-Capital, Financial Resources, Credit Losses, and Liquidity” and "Item 1A. Risk Factors" for additional details regarding the impact of COVID-19 on our liquidity and capital resources. We have considered the effects of the COVID-19 pandemic on our liquidity and capital resources, and we currently do not expect a material adverse impact on our ability to meet future liquidity needs. As discussed in greater detail below, under the terms of our debt facility, we are required to maintain certain financial covenants. The pandemic has disrupted the demand for our Aviation segment products and services and further disruption is possible. If our Aviation segment sales decline to the levels of having a material impact on our revenues, we may be not be able to satisfy our covenant requirements in the future. We are proactively working with our bank group to mitigate this circumstance.

Our external financing consists of a loan agreement with a bank group that provides for a term loan, revolving loans and letters of credit. The loan agreement, which was amended in November 2019 and expires in January 2023, has a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The term loan requires quarterly installment payments. Our required term loan payments after March 31, 2020 are approximately $14.1 million in 2020, $21.6 million in 2021, $22.5 million in 2022, and $43.9 million in 2023. The amount of term loan borrowings outstanding as of March 31, 2020 was $102.1 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of March 31, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $174.2 million in revolving loan amounts outstanding and no of letters of credit outstanding as of March 31, 2020.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2020, the LIBOR base margin was 2.50% and the base rate base margin was 1.25%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We executed compliant interest rate hedges. As of March 31, 2020, interest rates on portions of our outstanding debt ranged from 3.11% to 5.31%, and the effective interest rate on our aggregate outstanding debt was 4.06%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. The restrictive covenants require that we maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and a Funded Debt/EBITDA Ratio of not more than 3.50 to 1.00 (subject to adjustment, in certain circumstances). We were in compliance with required ratios and other terms and conditions as of March 31, 2020.

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

In February 2019, we entered into a LIBOR based interest rate swap on our revolving loan for a term of three years with a notional amount of $75 million. This swap amount decreases in increments on an annual basis to $45 million for the second year and to $25 million for the third year. We pay an effective interest rate of 2.805% plus our base margin on the debt matched to this swap.

In March 2020, we entered into a LIBOR based interest rate swap on our revolving loan for a term of two years with a notional amount of $50 million. We pay an effective interest rate of 0.73% plus our base margin on the debt matched to this swap.

VSE CORPORATIONS AND SUBSIDIARIES

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

COVID-19 Risks and Uncertainties

See "Item 1A. Risk Factors" in Part II within this Form 10-Q for additional discussion of current and potential risks of the COVID-19 pandemic on our business and financial performance.

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
There were no additional changes in our internal control over financial reporting during our first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and should not be considered the only risks to which we are exposed. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. In addition to the risk factors discussed below, the impact of the Coronavirus Disease 2019 ("COVID-19") may also exacerbate other risks discussed in Item 1A. Risk Factors in our Form 10-K, any of which could have a material effect on us. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The COVID-19 outbreak has adversely affected and could in the future continue to adversely affect our business.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, and we have experienced and expect to continue to experience unpredictable reductions in demand for certain of our products and services, particularly in the aviation aftermarket. The global aviation market is experiencing a significant decline, specifically in global commercial air travel, which is having a significant impact on the parts distribution and maintenance, repair and overhaul services markets supporting general aviation and commercial aircraft. We expect international and domestic commercial airline demand and spending to worsen for a prolonged period of time.

We operate numerous "touch labor” warehouse and maintenance facilities supporting each of our three business segments both in our own facilities and customer facilities. A local outbreak of the virus in any of these facilities could temporarily shut down operations at those facilities until they have been thoroughly cleaned. Employees who become exposed to the virus would need to be quarantined and would be unable to work for fourteen days or longer. Similarly, customers who have warehouse or maintenance facilities could be impacted, slowing or reducing demand for our parts distribution services.

Furthermore, as a result of COVID-19, some of our commercial customers in the Aviation segment have been and could continue to be negatively impacted as a result of disruption in demand, which has led to delays and could lead to defaults on collections of receivables from them. Such continued delays could negatively impact our business, results of operations and financial condition.

The impact of the COVID-19 pandemic continues to evolve, and while we expect it to have an adverse effect on our business, financial condition, liquidity, cash flow and results of operations, we are unable to predict the extent, nature or duration of these impacts at this time, although we expect such negative impacts for the remainder of the fiscal year and perhaps longer.

As a result of the disruptions caused by the COVID-19 global pandemic, if we are unable to re-commence normal operations in the near-term, we may be out of compliance with the financial covenants in our debt facility.

We have a loan agreement with a bank group comprised of ten banks. Under the terms of our debt facility, we are required to maintain certain financial covenants. As a result of the COVID-19 global pandemic, our business operations have been and could be further disrupted and if we are unable to re-commence normal operations in the near term, we may be not be able to satisfy our financial covenant requirements. We are working with our bank group to mitigate this circumstance, which may result in waivers, consents, modifications, amendments, extensions, or other changes to the facility. There can be no assurance that we would be able to obtain future changes in a timely manner, on acceptable terms, or at all. If we were not able to obtain satisfactory changes to the debt facility, we could be in default, which could trigger an acceleration of repayment provisions that we would be unable to meet and would impair our ability to operate our businesses. If we make changes, it may lead to fees, increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under the debt facility.

The COVID-19 outbreak has adversely impacted our global supply chain network, which could result in significant shipping delays and a material reduction of available products.

We have experienced and expect to experience continued delays throughout our global supply chain network, both with respect to reduced available products and delays in shipping both domestically and internationally. Concerns regarding and measures implemented in response to pandemics of infectious disease have and could further cause changes in global supply chain network patterns, negatively influencing demand and availability of products. China has also limited the shipment of products through its borders which have negatively impact our ability to receive certain products flowing through that region. At this point, the extent to which COVID-19 may continue to impact our global supply chain network is uncertain, but continued disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

VSE CORPORATION

Date:	May 1, 2020	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 1, 2020	By:	/s/ Thomas R. Loftus
Thomas R. Loftus
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)