Form 10-Q
period 2020-06-30
VSE CORP
filed 2020-07-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number:  000-03676

VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-0649263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6348 Walker Lane
Alexandria,	Virginia	22310
(Address of Principal Executive Offices)		(Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.05 per share	VSEC	The NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of July 22, 2020: 11,043,246

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, such as the ongoing COVID-19 outbreak, the health and economic impact thereof and the governmental, commercial, consumer and other responses thereto, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 9, 2020 (“2019 Form 10-K). All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward looking-statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$213	$734
Receivables, net	58,615	70,630
Unbilled receivables, net	41,859	46,279
Inventories, net	223,134	218,627
Other current assets	30,257	19,071
Total current assets	354,078	355,341

Property and equipment, net	36,987	43,465
Intangible assets, net	111,912	132,175
Goodwill	238,126	276,450
Operating lease - right-of-use assets	21,395	20,943
Other assets	25,064	17,490
Total assets	$787,562	$845,864

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$18,504	$16,883
Accounts payable	76,183	68,099
Current portion of earn-out obligation	3,600	31,700
Accrued expenses and other current liabilities	47,472	46,514
Dividends payable	994	987
Total current liabilities	146,753	164,183

Long-term debt, less current portion	241,612	253,128
Deferred compensation	20,535	18,146
Long-term operating lease obligations	24,272	24,441
Earn-out obligation, less current portion	—	5,000
Deferred tax liabilities	11,436	17,865
Total liabilities	444,608	482,763

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 11,043,246 and 10,970,123, respectively	552	549
Additional paid-in capital	31,494	29,411
Retained earnings	312,965	334,246
Accumulated other comprehensive loss	(2,057)	(1,105)
Total stockholders' equity	342,954	363,101
Total liabilities and stockholders' equity	$787,562	$845,864
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of (Loss) Income
(in thousands except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Products	$85,747	$76,959	$162,089	$150,700
Services	82,968	112,152	184,044	208,330
Total revenues	168,715	189,111	346,133	359,030

Costs and operating expenses:
Products	76,522	65,255	142,049	128,112
Services	73,932	101,472	164,690	190,348
Selling, general and administrative expenses	1,295	988	1,543	2,370
Amortization of intangible assets	4,464	4,980	9,187	9,971
Total costs and operating expenses	156,213	172,695	317,469	330,801

	12,502	16,416	28,664	28,229

Loss on sale of a business entity and certain assets	(678)	—	(8,214)	—
Gain on sale of property	—	—	1,108	—
Goodwill and intangible asset impairment	(33,734)	—	(33,734)	—

Operating (loss) income	(21,910)	16,416	(12,176)	28,229

Interest expense, net	3,072	3,398	6,558	6,556

(Loss) income before income taxes	(24,982)	13,018	(18,734)	21,673

Provision for income taxes	(2,358)	3,120	558	5,172

Net (loss) income	$(22,624)	$9,898	$(19,292)	$16,501

Basic (loss) earnings per share	$(2.05)	$0.91	$(1.75)	$1.51

Basic weighted average shares outstanding	11,041,235	10,969,899	11,020,720	10,945,172

Diluted (loss) earnings per share	$(2.05)	$0.89	$(1.75)	$1.50

Diluted weighted average shares outstanding	11,041,235	11,072,745	11,020,720	11,023,685

Dividends declared per share	$0.09	$0.09	$0.18	$0.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(22,624)	$9,898	$(19,292)	$16,501

Change in fair value of interest rate swap agreements, net of tax	(79)	(729)	(952)	(1,421)

Other comprehensive loss, net of tax	(79)	(729)	(952)	(1,421)

Comprehensive (loss) income	$(22,703)	$9,169	$(20,244)	$15,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended June 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2020	11,029	$551	$31,244	$336,584	$(1,978)	$366,401
Net loss	—	—	—	(22,624)	—	(22,624)
Stock-based compensation	14	1	250	—	—	251
Other comprehensive loss, net of tax	—	—	—	—	(79)	(79)
Dividends declared ($0.09 per share)	—	—	—	(995)	—	(995)
Balance at June 30, 2020	11,043	$552	$31,494	$312,965	$(2,057)	$342,954

	Three months ended June 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2019	10,950	$547	$28,788	$308,742	$(546)	$337,531
Net income	—	—	—	9,898	—	9,898
Stock-based compensation	20	2	623	—	—	625
Other comprehensive loss, net of tax	—	—	—	—	(729)	(729)
Dividends declared ($0.09 per share)	—	—	—	(988)	—	(988)
Balance at June 30, 2019	10,970	$549	$29,411	$317,652	$(1,275)	$346,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

	Six months ended June 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	10,970	$549	$29,411	$334,246	$(1,105)	$363,101
Net loss	—	—	—	(19,292)	—	(19,292)
Stock-based compensation	73	3	2,083	—	—	2,086
Other comprehensive loss, net of tax	—	—	—	—	(952)	(952)
Dividends declared ($0.18 per share)	—	—	—	(1,989)	—	(1,989)
Balance at June 30, 2020	11,043	$552	$31,494	$312,965	$(2,057)	$342,954

	Six months ended June 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	10,886	$544	$26,632	$301,073	$146	$328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	1,944	—	1,944
Net income	—	—	—	16,501	—	16,501
Stock-based compensation	84	5	2,779	—	—	2,784
Other comprehensive loss, net of tax	—	—	—	—	(1,421)	(1,421)
Dividends declared ($0.17 per share)	—	—	—	(1,866)	—	(1,866)
Balance at June 30, 2019	10,970	$549	$29,411	$317,652	$(1,275)	$346,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(19,292)	$16,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,403	13,637
Deferred taxes	(2,980)	(312)
Stock-based compensation	1,313	1,982
Loss on sale of a business entity and certain assets	8,214	—
Gain on sale of property and equipment	(1,000)	—
Goodwill and intangible asset impairment	33,734	—
Earn-out obligation fair value adjustment	(1,399)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	4,588	(6,599)
Unbilled receivables	193	(4,706)
Inventories	(19,884)	(23,942)
Other current assets and noncurrent assets	(8,320)	(3,914)
Accounts payable and deferred compensation	11,512	14,149
Accrued expenses and other current and noncurrent liabilities	3,726	(2,744)

Net cash provided by operating activities	22,808	4,052

Cash flows from investing activities:
Purchases of property and equipment	(1,828)	(6,303)
Proceeds from the sale of property and equipment	2,424	4
Proceeds from the sale of a business entity and certain assets	20,753	—
Cash paid for acquisitions, net of cash acquired	—	(112,660)

Net cash provided by (used in) investing activities	21,349	(118,959)

Cash flows from financing activities:
Borrowings on loan agreement	235,118	300,726
Repayments on loan agreement	(244,843)	(182,516)
Earn-out obligation payments	(31,701)	—
Payment of debt financing costs	(636)	—
Payments of taxes for equity transactions	(635)	(955)
Dividends paid	(1,981)	(1,750)

Net cash (used in) provided by financing activities	(44,678)	115,505

Net (decrease) increase in cash and cash equivalents	(521)	598
Cash and cash equivalents at beginning of period	734	162
Cash and cash equivalents at end of period	$213	$760

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$13,482	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

(1) Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2019 Form 10-K. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and certain other instruments, including trade receivables and contract assets. The new standard replaces the current incurred loss model for measurement of credit losses on financial assets with a forward-looking expected loss model based on historical experience, current conditions, and reasonable and supportable forecasts. The new standard is effective for reporting periods beginning after December 15, 2019. We adopted the standard in the first quarter

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

of 2020 using the modified-retrospective approach, which requires the standard to be applied on a prospective basis with a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is effective. Upon adoption, we did not record an adjustment to opening retained earnings as of January 1, 2020 because the adoption did not have a material impact on our financial position, results of operations or cash flows.

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

We may be required to make earn-out payments of up to $40 million if 1st Choice Aerospace meets certain financial targets during 2019 and 2020. In January 2020, after obtaining the sellers' consent to our proposed amount of the earn-out payment for the 2019 performance year, we made a payment of approximately $31.7 million to satisfy the 2019 performance year obligation. Included in earn-out obligation on our June 30, 2020 balance sheet is approximately $3.6 million classified as the current portion of earn-out obligation, which represents the fair value of such earn-out obligation for the 2020 performance year. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

(3) Divestiture

Prime Turbines Sale
On January 28, 2020, VSE’s subsidiary VSE Aviation, Inc. entered into two definitive agreements to sell (1) Prime Turbines LLC ("Prime Turbines") and (2) certain related inventory assets to PTB Holdings USA, LLC ("PTB"). The transaction was completed on February 26, 2020 with cash proceeds of $20.0 million, including final working capital adjustments, and a note receivable of $8.3 million received as consideration.
Prime Turbines is a provider of turboprop aircraft engine repair, maintenance and overhaul, including for Pratt & Whitney Canada PT6A and PT6T series engines. Prime Turbines was included in our Aviation segment.
The divestiture of Prime Turbines will not have a material impact on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation.
As a result of the sale of the business and inventory, we derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million non-cash loss in the first quarter of 2020 which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. The note receivable from PTB of $5.4 million and $1.4 million is included in other assets, and other current assets in our consolidated balance sheets as of June 30, 2020, respectively, which represents the present value of the consideration to be received with an imputed interest rate discount.
CT Aerospace Asset Sale
On June 26, 2020, VSE's subsidiary VSE Aviation, Inc. entered into an asset purchase agreement to sell CT Aerospace, LLC ("CT Aerospace") inventory and certain assets to Legacy Turbines, LLC ("Legacy Turbines") for $6.9 million, with a note receivable received as consideration. As a result of the sale, the we recorded a $678 thousand non-cash loss during the three months ended June 30, 2020 which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. The note receivable from Legacy Turbines of $6.7 million, net of a variable discount of $275 thousand, is included in other assets in our consolidated balance sheets as of June 30, 2020.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

(4) Revenue

Disaggregated Revenue
Our revenues are derived from contract services performed for the United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to our customers. Our customers also include various other government agencies and commercial clients.

A summary of revenues for our operating segments by customer for the three and six months ended June 30, 2020 are as follows (in thousands):

	Three months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
DoD	$837	$5,095	$58,955	$64,887
Other government	214	57,602	5,850	63,666
Commercial	31,170	8,525	467	40,162
	$32,221	$71,222	$65,272	$168,715

	Six months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
DoD	$837	$9,662	$118,522	$129,021
Other government	244	97,417	11,995	109,656
Commercial	89,220	17,347	889	107,456
	$90,301	$124,426	$131,406	$346,133

A summary of revenues for our operating segments by customer for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three months ended June 30, 2019
	Aviation	Fleet	Federal and Defense	Total
DoD	$260	$6,461	$68,359	$75,080
Other government	651	42,254	11,950	54,855
Commercial	54,086	5,090	—	59,176
	$54,997	$53,805	$80,309	$189,111

	Six months ended June 30, 2019
	Aviation	Fleet	Federal and Defense	Total
DoD	$1,155	$11,303	$125,323	$137,781
Other government	651	85,136	22,727	108,514
Commercial	102,561	9,070	1,104	112,735
	$104,367	$105,509	$149,154	$359,030

We changed our disaggregated revenue by type presentation below in the first quarter of 2020 to better align with our operating segments. Revenues from our Aviation and Fleet segment are derived from repair and distribution services primarily through shorter term purchase orders from customers. Our Federal and Defense segment's revenue results from services provided on longer term contracts, including cost plus, fixed price and time and materials contract types. This change provides a clearer picture of the nature

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

of each segment's contractual arrangements, how revenues derived from those contracts are affected by economic factors, and underlying performance trends impacting each segment. Additionally, the presentation is more in-line with how each segments' results are evaluated by our Chief Executive Officer in deciding how to allocate resources and evaluate performance.

The change in disaggregated revenue presentation did not result in any changes in our reported segments and had no effect on the reported results of operations.

A summary of revenues by type and operating segment for the three and six months ended June 30, 2020 is as follows (in thousands):

	Three months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$16,848	$—	$—	$16,848
Distribution	15,373	71,222	—	86,595
Cost Plus Contract	—	—	23,307	23,307
Fixed Price Contract	—	—	36,079	36,079
T&M Contract	—	—	5,886	5,886
Total	$32,221	$71,222	$65,272	$168,715

	Six months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$49,656	$—	$—	$49,656
Distribution	40,645	124,426	—	165,071
Cost Plus Contract	—	—	42,988	42,988
Fixed Price Contract	—	—	74,995	74,995
T&M Contract	—	—	13,423	13,423
Total	$90,301	$124,426	$131,406	$346,133

A summary of revenues by type and operating segment for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three months ended June 30, 2019
	Aviation	Fleet	Federal and Defense	Total
Repair	$29,560	$—	$—	$29,560
Distribution	25,437	53,805	—	79,242
Cost Plus Contract	—	—	33,496	33,496
Fixed Price Contract	—	—	19,153	19,153
T&M Contract	—	—	27,660	27,660
Total	$54,997	$53,805	$80,309	$189,111

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

	Six months ended June 30, 2019
	Aviation	Fleet	Federal and Defense	Total
Repair	$54,994	$—	$—	$54,994
Distribution	49,373	105,509	—	154,882
Cost Plus Contract	—	—	61,336	61,336
Fixed Price Contract	—	—	39,020	39,020
T&M Contract	—	—	48,798	48,798
Total	$104,367	$105,509	$149,154	$359,030

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables decreased from $46.3 million at December 31, 2019 to $41.9 million at June 30, 2020, primarily due to the billing of our customers in excess of revenue recognized as performance obligations were satisfied. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, increased from $5.0 million at December 31, 2019 to $10.9 million at June 30, 2020, primarily due to advance payments received in excess of revenue recognized. For the six months ended June 30, 2020 and June 30, 2019, we recognized revenue that was previously included in the beginning balance of contract liabilities of $1.5 million and $2.0 million, respectively.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers at a point in time accounted for approximately 50% of our revenues for the three and six months ended June 30, 2020 and 43% of our revenues for the three and six months ended June 30, 2019. Revenues from products and services transferred to customers over time accounted for approximately 50% of our revenues for the three and six months ended June 30, 2020 and 57% of our revenues for the three and six months ended June 30, 2019, primarily related to revenues in our Federal and Defense segment and repair services in our Aviation segment.
As of June 30, 2020, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $171 million. Performance obligations expected to be satisfied within one year and greater than one year are 97% and 3%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the six months ended June 30, 2020 and June 30, 2019, revenue recognized from performance obligations satisfied in prior periods was not material.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

(5) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Bank credit facility - term loan	$97,363	$120,800
Bank credit facility - revolver loans	165,712	152,000
Principal amount of long-term debt	263,075	272,800
Less debt issuance costs	(2,959)	(2,789)
Total long-term debt	260,116	270,011
Less current portion	(18,504)	(16,883)
Long-term debt, less current portion	$241,612	$253,128

We have a loan agreement with a group of banks that expires in January 2023. We borrow amounts under the loan agreement to provide working capital support, fund letters of credit and finance acquisitions. The loan agreement includes a term and revolving loan facilities. The revolving loan facility provides for revolving loans and letters of credit. In June 2020, we amended the loan agreement to provide increased covenant flexibility in response to changes in financial operating performance resulting from the COVID-19 pandemic. Financing costs associated with the loan agreement amendment of approximately $636 thousand were capitalized and are being amortized over the remaining term of the loan. The fair value of outstanding debt as of June 30, 2020 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term and revolver loan payments after June 30, 2020 are as follows (in thousands):

2020	9,375
2021	21,563
2022	22,500
2023*	209,637
Total	$263,075

*Includes the revolver loan required payment of $165.7 million.

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of June 30, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had no letters of credit outstanding as of June 30, 2020 and $54 thousand in letters of credit outstanding as of December 31, 2019.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2020, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We have executed compliant interest rate hedges. The amount of our debt with interest rate swap agreements was $145 million and $125 million as of June 30, 2020 and December 31, 2019, respectively.

After taking into account the impact of interest rate swap agreements, as of June 30, 2020, interest rates on portions of our outstanding debt ranged from 3.73% to 5.81%, and the effective interest rate on our aggregate outstanding debt was 4.54%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $2.9 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and $6.3 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of June 30, 2020. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

(6) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for an assumed vesting of restricted stock awards. The antidilutive common stock equivalents excluded from the diluted per share calculation are not material.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	11,041,235	10,969,899	11,020,720	10,945,172
Effect of dilutive shares	—	102,846	—	78,513
Diluted weighted average common shares outstanding	11,041,235	11,072,745	11,020,720	11,023,685

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

Management of our business operations is conducted under three reportable operating segments:

Aviation – Distribution and Maintenance, Repair and Overhaul ("MRO") Services
Our Aviation segment (formerly Aviation Group) provides aftermarket repair and distribution services to commercial, cargo, business and general aviation, military and defense, and rotorcraft customers globally. Core services include parts distribution, engine accessory maintenance, MRO services, rotable exchange and supply chain services.

Fleet – Distribution and Fleet Services

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

Our Fleet segment (formerly Supply Chain Management Group) provides parts, inventory management, e-commerce fulfillment, logistics, supply chain support and other services to support the commercial aftermarket medium- and heavy-duty truck market, the United States Postal Service ("USPS"), and the United States Department of Defense ("DoD"). Core services include vehicle parts distribution, sourcing, IT solutions, customized fleet logistics, warehousing, kitting, just-in-time supply chain management, alternative product sourcing, and engineering and technical support.

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

The operating segments reported below are our segments for which separate financial information is available and for which segment results are evaluated regularly by our Chief Executive Officer in deciding how to allocate resources and in assessing performance. We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude intersegment sales as these activities are eliminated in consolidation. Our segment information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Aviation	$32,221	$54,997	$90,301	$104,367
Fleet	71,222	53,805	124,426	105,509
Federal and Defense	65,272	80,309	131,406	149,154
Total revenues	$168,715	$189,111	$346,133	$359,030

Operating (loss) income:
Aviation	$(34,387)	$5,204	$(36,267)	$8,252
Fleet	7,014	7,557	13,920	14,545
Federal and Defense	6,772	5,059	11,696	8,444
Corporate/unallocated expenses	(1,309)	(1,404)	(1,525)	(3,012)
Operating (loss) income	$(21,910)	$16,416	$(12,176)	$28,229

Our Aviation segment operating income for the second quarter of 2020 was reduced by $33.7 million as a result of the goodwill and intangible asset impairment loss and by $678 thousand as a result of the loss on the asset sale of CT Aerospace inventory. See Note (3) "Divestitures" and Note (9) "Goodwill and Intangible Assets" for additional details regarding these items.

Aviation segment operating income for the six months ended June 30, 2020 was reduced by $8.2 million as a result of the loss on the sale of our Prime Turbines LLC subsidiary and certain related inventory assets in the first quarter of 2020 plus the loss on CT Aerospace inventory sale in the second quarter of 2020 and by the goodwill and intangible asset impairment loss of $33.7 million. The decreases were offset by a gain of $1.1 million realized upon the completion of a sale-leaseback transaction for a property we owned in Miami, Florida during the first quarter of 2020.

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
June 30, 2020

Customer Information

Our revenues are derived from contract services performed for DoD agencies or federal civilian agencies and from the delivery of products to our commercial clients. The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
Customer	2020	%	2019	%	2020	%	2019	%
DoD	$64,887	38	$75,080	40	$129,021	37	$137,781	38
Other government	63,666	38	54,855	29	109,656	32	108,514	31
Commercial	40,162	24	59,176	31	107,456	31	112,735	31
Total	$168,715	100	189,111	100	$346,133	100	359,030	100

(9) Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2020 are as follows (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2019	$63,190	$30,883	$182,377	$276,450
Impairment charge	—	—	(30,945)	(30,945)
Decrease from divestiture	—	—	(7,379)	(7,379)
Balance as of June 30, 2020	$63,190	$30,883	$144,053	$238,126

We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. As a result of the decline in the macroeconomic environment caused by the COVID-19 pandemic and the decrease in our market capitalization, we performed an interim impairment analysis during the first quarter of 2020, utilizing a qualitative approach. We concluded it was more likely than not that the fair value exceeded the carrying value of our reporting units with the exception of our VSE Aviation reporting unit, which required a quantitative impairment test. The result of the quantitative impairment test indicated that the reporting unit was not impaired.

Due to the ongoing impact of the COVID-19 pandemic, we performed an interim impairment analysis during the second quarter of 2020, utilizing a quantitative approach. The result of the impairment analysis indicated that the fair value of our reporting units, with the exception of our VSE Aviation reporting unit, exceeded their carrying values and no impairment charge was required. The estimated fair value of our VSE Aviation reporting unit was determined to be below its carrying value, which resulted in a $30.9 million goodwill impairment charge for the three and six months ended June 30, 2020. This impairment charge resulted from changes to our estimates and assumptions of the expected future cash flows for the reporting unit due to the adverse impacts of the COVID-19 pandemic on the reporting unit revenues during the second quarter of 2020 as well as updated assumptions related to the timing of recovery and the speed at which recovery from the pandemic could occur.

We will continue to evaluate these reporting units as it relates to goodwill impairment as market conditions evolve.

In the first quarter of 2020, we completed the sale of our Prime Turbines subsidiary and certain related inventory assets and recognized a loss on the sale of the business and inventory. Prime Turbines was reported within our Aviation segment. As part of determining the loss on sale, goodwill of $7.4 million was allocated to the disposal group on a relative fair value basis and was written-off upon the completion of the sale.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

Intangible assets, net comprised the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2020
Contract and customer-related	$213,194	$(103,739)	$(3,814)	$105,641
Acquired technologies	12,400	(10,224)	—	2,176
Trade names	18,770	(14,675)	—	4,095
Total	$244,364	$(128,638)	$(3,814)	$111,912

December 31, 2019
Contract and customer-related	$227,594	$(102,169)	$(1,025)	$124,400
Acquired technologies	12,400	(9,660)	—	2,740
Trade names	18,770	(13,735)	—	5,035
Total	$258,764	$(125,564)	$(1,025)	$132,175

Amortization expense related to intangible assets was approximately $4.5 million and $9.2 million for the three and six months ended June 30, 2020, respectively, and $5.0 million and $10.0 million for the three and six months ended June 30, 2019, respectively.

During the second quarter of 2020, we completed the sale of all of the inventory of the CT Aerospace subsidiary, which is reported within our Aviation segment. As a result of the sale, we concluded that the useful life of certain long-lived assets, which represented the intangible assets acquired in the acquisition of the subsidiary, was zero and that there was no ongoing expected future cash flows related to these long-lived assets and no residual value. As a result, such assets were determined to be fully impaired and an impairment charge of approximately $2.8 million, representing the carrying value of these intangible assets, was recorded during the quarter ended June 30, 2020. As the sale did not represent a disposition of a business, no goodwill was allocated to the disposal group.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and the level they fall within the fair value hierarchy (in thousands):

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2020	Fair Value December 31, 2019
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$1,022	$710
Interest rate swap agreements	Accrued expenses	Level 2	$2,741	$1,473
Earn-out obligation - short-term	Current portion of earn-out obligation	Level 3	$3,600	$31,700
Earn-out obligation - long-term	Earn-out obligation	Level 3	$—	$5,000

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. We evaluate our hedges to determine their effectiveness and as of June 30, 2020 and December 31, 2019, the swaps were determined to be fully effective. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets, was approximately $2.7 million and $1.5 million at June 30, 2020 and December 31, 2019, respectively. The offset, net of an income tax effect of approximately $658 thousand and $367 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of June 30, 2020 and December 31, 2019, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

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

Changes in earn-out obligation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2019	$31,700	$5,000	$36,700
Earn-out payments	(31,700)	—	(31,700)
Fair value adjustment included in net income	(1,400)	—	(1,400)
Reclassification from long-term to current	5,000	(5,000)	—
Balance as of June 30, 2020	$3,600	$—	$3,600

Measurements on a Non-recurring Basis

The following table presents changes in the Level 3 fair value of certain assets measured on a non-recurring basis for the six months ended June 30, 2020 (in thousands):

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

Goodwill
Assets subject to impairment charges
Carrying value prior to impairment	$174,998
Impairment charge	(30,945)
Carrying value after impairment	144,053
Carrying value of assets not subject to impairment charge	94,073
Balance as of June 30, 2020	$238,126

Goodwill is tested annually or upon the occurrence of a triggering event indicating that an impairment loss may have been incurred. Goodwill is measured on a non-recurring basis using fair value measurements with unobservable inputs (Level 3). The goodwill fair value is determined using a weighting of fair values derived from the income and market approach. Fair value is measured as of the impairment date. Goodwill was impaired and written down to its estimated fair value during the second quarter of 2020. For further discussion of the impairment, refer to Note (9) "Goodwill and Intangible Assets."

(11) Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Our effective tax rate was 9.4% and (3.0)% for the three and six months ended June 30, 2020, respectively, and 24.0% and 23.9% for the three and six months ended June 30, 2019, respectively. The difference in the effective tax rate for the three and six months ended June 30, 2020 compared to the same periods of prior year primarily results from the following: 1) approximately $16.4 million of our goodwill impairment loss that is non-deductible for income tax purposes, and 2) a full valuation allowance established to offset the capital loss benefit in connection with our sale of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The CARES Act includes certain income tax provisions relevant to businesses. For the three and six months ended June 30, 2020, the CARES Act did not have a material impact on our tax provisions.

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

Acquisition and Divestitures

In January 2019, we acquired 1st Choice Aerospace Inc. ("1st Choice Aerospace"), with operations in Florida and Kentucky. 1st Choice Aerospace provides component MRO services and products for new generation and legacy commercial aircraft families. 1st Choice Aerospace is a subsidiary of VSE Aviation, Inc. under our Aviation segment.

In February 2020, we sold our subsidiary Prime Turbines, LLC and certain related inventory assets for $20.0 million in cash and an $8.3 million note receivable to be paid over a period from 2020 through 2024. VSE’s Aviation segment will no longer offer turboprop engine MRO services, and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled approximately 4% of VSE’s revenue for 2019.

In June 2020, we sold all of the inventory of our subsidiary CT Aerospace, LLC ("CT Aerospace") for a $6.9 million note receivable to be paid to us over a period from 2020 through 2025. VSE’s Aviation segment will no longer offer sales or leasing of engines or supply of used serviceable engine parts. CT Aerospace's revenues totaled less than 2% of VSE’s revenue for 2019.

See Note (2) "Acquisition" and Note (3) "Divestitures" to our Consolidated Financial Statements included in Item 1 of this filing for additional information regarding our acquisition and divestitures.

Organization and Segments

Our operations are conducted within three reportable segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense. We provide more information about each of these reportable segments under Item 1 "Business-History and Organization” in our Form 10-K for the year 2019.

Concentration of Revenues

	(in thousands)
Source of Revenue	Three months ended June 30,				Six months ended June 30,
Customer	2020	%	2019	%	2020	%	2019	%
DoD	$64,887	38	$75,080	40	$129,021	37	$137,781	38
Other government	63,666	38	54,855	29	109,656	32	108,514	31
Commercial	40,162	24	59,176	31	107,456	31	112,735	31
Total	$168,715	100	$189,111	100	$346,133	100	$359,030	100

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

Demand for Products and Services, Operating Results, and Financial Condition

All of our businesses have remained operational since the onset of the COVID-19 global pandemic and through the second quarter of 2020, and we continue to operate with limited disruption. We have experienced varying levels of reduction in demand for our services and products, and have adjusted our cost structure to support the current and near-term forecasted demand environment. Our Aviation segment has seen a reduction in demand from customers for our products and services for the second quarter that we expect will continue throughout the remainder of 2020. This decrease in demand will adversely impact our operating results for 2020. We cannot estimate with certainty the severity of this impact, but we expect it to be consistent with the aviation industry trends.

While current conditions raise the potential for a decline in performance for our Fleet segment and our Federal and Defense segment, we anticipate limited disruption in demand for the products and services they offer, as compared to other industries, due to the nature of their customer bases. Our parts supply for truck fleets, including the United States Postal Service ("USPS") delivery vehicles and our DoD program services, provide support for the essential services conducted by our customers.

We have not experienced a material adverse change in our financial condition at this time, however, a prolonged disruption in the demand for our products and services could have an adverse impact on our operating results and cause a material adverse change in our financial condition. We will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on our business.

Capital, Financial Resources, Credit Losses, and Liquidity

Our debt capital and liquidity position have not experienced a material adverse change resulting from the COVID-19 pandemic at this time, and we are meeting our obligations in a timely manner. We currently have sufficient cash flows and unused loan commitments to meet our obligations in the near term. Weakness in our Aviation segment customer markets has caused a delay in receivables collections and may increase bad debt expense in future periods. We do not anticipate receivables collections to negatively impact our Fleet or Federal and Defense segments.

We have a loan agreement with a bank group comprised of ten banks, including multiple large banks and multiple regional banks. Our revolving credit facility under this loan agreement provides $350 million in loan commitments, of which we have currently borrowed less than 50%. The potential for additional declines in our earnings may impact our financial covenant ratios in future periods. Accordingly, in the second quarter of 2020, we amended the loan agreement to provide increased financial covenant flexibility through 2021.

Material Impairments, Restructuring Charges

Due to the continued market volatility caused by the COVID-19 pandemic, we performed an interim impairment analysis of our goodwill during the second quarter of 2020. Our interim analysis indicated that our reporting units in our Fleet and Federal and Defense segments had fair values substantially in excess of their carrying values, and we believe the COVID-19 pandemic induced economic crisis is not likely to have a material adverse impact on customer demand for products and services provided by these two segments. Accordingly, at this time we do not anticipate any impairments in these two business segments.

Our interim impairment analysis also indicated that our VSE Aviation reporting unit, within our Aviation segment, had a fair value less than its carrying value and had incurred an impairment. We recognized a goodwill impairment charge of $30.9 million for our VSE Aviation reporting unit for the second quarter of 2020. Prior to the onset of the COVID-19 pandemic, our Aviation segment was performing strongly. We anticipate that our VSE Aviation reporting unit will experience a continued downturn in customer demand in the near term, but believe market opportunities will increase for us in the long term. Accordingly, at this time we do not anticipate any further material impairments in our Aviation segment. However, should the magnitude and duration of the downturn be greater than we anticipated in our analysis, there could be further impairment.

Balance Sheet Asset Valuation

The valuation of our goodwill and intangible assets could be impacted by changes in economic conditions affecting our revenue projections and the valuation of public companies used in our valuation process. See "Material Impairments, Restructuring Charges" above for further details. We do not believe that there are or will be significant changes in judgments in determining the fair value of other assets on our balance sheet or that our ability to timely account for them will be negatively impacted. While the COVID-19 pandemic may cause some delays in collecting some of our accounts receivable and potentially give rise to some bad debt write offs, we do not expect this to have a material impact of our accounts receivable.

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

Business Continuity Plans

As the COVID-19 pandemic continues to drive global uncertainty, we remain focused on protecting the safety of our employees, continuing to serve our customers with the highest quality product and repair services, and on upholding the strength of the business.

Our business operations are deemed critical and essential by the Federal and State governments. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption. We implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention, and mandated remote working where practicable.

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

Human Capital Resources

The health and safety of our employees, customers and communities are of primary concern. We have taken significant steps to protect our workforce including but not limited to, working remotely. For our locations with an active on-site workforce, we implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention. We have taken steps at our facilities to ensure additional employee safety, including implementing separate operational shifts, strict social distancing requirements, providing personal protective equipment and stringent requirements for cleaning and sanitizing at our work sites. We do not anticipate our operations being materially impacted by any constraints or other impacts on our human capital resources and productivity.

In the second quarter of 2020, we implemented a cost reduction plan which included a reduction in workforce. The plan is expected to reduce approximately $13 million in expenses on an annualized basis.

Travel Restrictions

Travel restrictions and border closures may limit the manner in which our sales and support staff service our customers. We do not anticipate this will have a material impact on our ability to continue to operate.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

The COVID-19 pandemic caused a reduction in global demand for air travel and decreased revenue passenger miles, which had an adverse impact on demand for our Aviation products and services for the second quarter of 2020. Following a strong first quarter, revenue in our Aviation businesses for the second quarter decreased approximately 41% from the second quarter of 2019. We expect decreased demand to continue for the remainder of 2020. Since health and safety requirements such as travel restrictions and social distancing measures are subject to further changes that cause industry demand to remain uncertain, we cannot predict the extent of the decrease in our Aviation revenues.

In the first quarter of 2020, we divested our Prime Turbines subsidiary, a business offering turboprop engine MRO services. In the second quarter of 2020, we sold all of the inventory assets of our CT Aerospace subsidiary, a business offering turboprop engine and engine parts sales. We will no longer offer these services, focusing instead on higher-growth component/accessory repair and parts distribution.

Fleet Segment

Our Fleet segment continues to focus on both its core USPS and DoD customer base and commercial customer diversification. We are expanding our presence in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs to new commercial customers. Our e-commerce fulfillment services produced continued growth in the second quarter and we expect additional expansion of this service offering going forward. We believe the COVID-19 pandemic is likely to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms appears to be progressing steadily.

Federal and Defense Segment

We entered 2020 with a focus on growing this segment of our business and redefining VSE in the federal marketplace. We are investing in business development, growing our capability and product offerings, and broadening our range of new business targets to build our contract backlog and expand our markets and offerings. The anticipated revenue decline experienced by this segment in the second quarter and first six months of 2020 is primarily attributable to the expiration of a large U.S. Army contract in January 2020. We expect that our refocused business development efforts in 2020 will produce revenue growth in subsequent years. We expect the COVID-19 pandemic to have a limited adverse impact on revenues for this segment, as the U.S. government is expected to maintain critical DoD preparedness programs.

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

Costs and Operating Expenses

Costs and operating expenses consist primarily of cost of inventory and delivery of our products sold; direct costs, including labor, material, and supplies used in the performance of our contract work; indirect costs associated with our direct contract costs; sales, general, and administrative expenses associated with our operating segments and corporate management; and certain costs and charges arising from nonrecurring events outside the ordinary course of business. These costs will generally increase or decrease in conjunction with our level of products sold or contract work performed. Costs and operating expenses also include expense for amortization of intangible assets acquired through our acquisitions. Expense for amortization of acquisition related intangible assets is included in the segment results in which the acquisition is included. Segment results also include expense for an allocation of corporate management costs. We reduced controllable costs during 2020 in line with the anticipated decrease in demand resulting from the COVID-19 pandemic.

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

For the first six months of 2020, Federal and Defense segment bookings decreased 9% year-over-year to $112 million, while total funded backlog declined 36% year-over-year to $171 million. The decline in funded backlog was primarily attributable to the expiration of a large U.S. Army contract in January 2020. The current management team is focused on revitalizing this business, with an emphasis on growing backlog and developing a channel of new customer activity in the current year.

A summary of our bookings and revenues for our Federal and Defense segment for the six months ended June 30, 2020 and 2019, and funded contract backlog as of June 30, 2020 and 2019 is as follows (in millions):

	2020	2019
Bookings	$112	$123
Revenues	$131	$149
Funded Contract Backlog	$171	$269

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

In the first quarter of 2020, despite the excess fair value identified in our 2019 impairment assessment, market conditions as a result of the COVID-19 pandemic resulted in a significant decline in our market capitalization as well as an overall stock market decline amid market volatility, triggering the need for an interim goodwill impairment test. We performed an interim impairment analysis as of March 31, 2020, utilizing a qualitative approach for our reporting units. Under this approach, we reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, which included the duration and extent of the impact to our business from the COVID-19 pandemic. We concluded it was more likely than not that the fair value exceeded the carrying value of our reporting units with the exception of our VSE Aviation reporting unit, which required a quantitative impairment test. Under the income approach, the fair value of our VSE Aviation reporting unit was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-free rate. We used our updated forecasts which considered recent events to estimate future cash flows. Our forecasts assumed containment of the COVID-19 pandemic to be achieved by mid-2020 with a gradual increase in travel demand beginning mid-to-late 2020 and into 2021, with substantial recovery thereafter. Based on our assessment, it was determined that the fair value of the VSE Aviation reporting unit approximated its carrying value and no impairment charge was required.
Given the continued presence and impact of the COVID-19 pandemic on the global economy, we performed an interim impairment analysis in the second quarter of 2020 utilizing a quantitative assessment approach for all reporting units. Based on our quantitative impairment assessment as of June 1, 2020, we determined that the fair value of our reporting units, with the exception of our VSE Aviation reporting unit, exceeded their carrying value and no impairment charge was required. The estimated fair value of our VSE Aviation reporting unit was determined to be below its carrying value. The internal forecasts used to estimate future cash flows in the quantitative analysis for our VSE Aviation reporting unit projected lower forecasted revenues and operating results than those used in the first quarter interim analysis. The decline in revenue projections was due to the impacts of the COVID-19 pandemic on the reporting unit's current revenues due to lower demand for the reporting unit's products and services as a result of decreased demand in air travel. The lower projections also considered updated assumptions regarding the uncertainty surrounding the timing and speed at which recovery from the COVID-19 pandemic could occur. The updated forecasts assumed suppressed demand to continue to remain in place throughout 2020 and into 2021, with a slower and more gradual recovery thereafter. These lower expected operating results and cash flows from the reductions in revenue, resulted in a substantial decline in the fair value of the VSE Aviation reporting unit. As a result, we recognized an impairment charge of $30.9 million which is the amount by which the carrying amount exceeded the reporting unit's fair value. After the impairment charge, the VSE Aviation reporting unit had approximately $144 million of remaining goodwill as of June 30, 2020.
Should actual results decline further or longer than we currently anticipate, the remaining goodwill balances may be further impaired. We will continue to closely monitor the operational performance of these reporting units as they relate to goodwill impairment.

As of June 30, 2020, we have no intangible assets with indefinite lives and we had an aggregate of approximately $238 million of goodwill associated with our acquisitions.

We also review the recoverability of our long-lived intangible assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, we assessed the recoverability of the long-lived intangible assets with finite lives as of June 30, 2020. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived intangible assets with finite lives, we determined that their carrying values were recoverable.
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

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of second quarter 2020 to second quarter 2019, and first six months of 2020 to first six months 2019.

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2020	2019	2020	2019	Months	Months
Revenues	$168,715	$189,111	$346,133	$359,030	$(20,396)	$(12,897)
Costs and operating expenses	156,213	172,695	317,469	330,801	(16,482)	(13,332)
Loss on sale of a business entity and certain assets	(678)	—	(8,214)	—	(678)	(8,214)
Gain on sale of property	—	—	1,108	—	—	1,108
Goodwill and intangible asset impairment	(33,734)	—	(33,734)	—	(33,734)	(33,734)
Operating (loss) income	(21,910)	16,416	(12,176)	28,229	(38,326)	(40,405)
Interest expense, net	3,072	3,398	6,558	6,556	(326)	2
(Loss) income before income taxes	(24,982)	13,018	(18,734)	21,673	(38,000)	(40,407)
Provision for income taxes	(2,358)	3,120	558	5,172	(5,478)	(4,614)
Net (loss) income	$(22,624)	$9,898	$(19,292)	$16,501	$(32,522)	$(35,793)

Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019

Revenues

Our revenues decreased approximately $20.4 million or 10.8% for the second quarter of 2020 compared to the same period for the prior year. The change in revenues resulted from a decrease in our Aviation segment of approximately $22.8 million, an increase in our Fleet segment of approximately $17.4 million, and a decrease in our Federal and Defense segment of approximately $15.0 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses decreased approximately $16.5 million or 9.5% for the second quarter of 2020 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. Costs and operating expenses for 2020 include an expense reduction of approximately $1.7 million for an adjustment to our earn-out obligation.

Loss on Sale of a Business Entity and Certain Assets

Loss on sale of a business entity and certain assets of $678 thousand is comprised of the difference between the carrying value on our books of our CT Aerospace subsidiary's inventory and the sale price of the inventory upon sale in the second quarter of 2020.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment of $33.7 million is comprised of a charge to write down the carrying value of our Aviation businesses due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

Operating (Loss) Income

Our operating income decreased approximately $38.3 million or 233.5% for the second quarter 2020 as compared to the same period for the prior year. Operating income decreased approximately $39.6 million for our Aviation segment, decreased approximately $543 thousand for our Fleet segment, and increased approximately $1.7 million for our Federal and Defense segment. The decrease in operating income for our Aviation segment was primarily due to a $33.7 million goodwill and intangible asset impairment charge and a $678 thousand loss on the sale of CT Aerospace inventory.

Interest Expense

Interest expense decreased approximately $326 thousand for the second quarter of 2020 compared to the same period for the prior year, due primarily to a decrease in our average interest rates.

Provision for Income Taxes

Our effective tax rate was 9.4% for the second quarter of 2020 and 24.0% for the same period of 2019. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Capital gains tax treatment, state income taxes, certain tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. Other permanent differences and federal and state tax credits such as foreign derived intangible income ("FDII") deduction, the work opportunity tax credit, and educational improvement tax credits provide benefit to our tax rates. The difference in the effective tax rate for the second quarter of 2020 compared to the same period of the prior year is primarily due to the approximately $16.4 million of our goodwill impairment loss that is non-deductible for income tax purposes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

Our revenues decreased approximately $12.9 million or 3.6% for the first six months of 2020 compared to the same period for the prior year. The change in revenues resulted from a decrease in our Aviation segment of approximately $14.1 million, an increase in our Fleet segment of approximately $18.9 million, and a decrease in our Federal and Defense segment of approximately $17.7 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses decreased approximately $13.3 million or 4.0% for the first six months of 2020 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. Costs and operating expenses for 2020 include an expense reduction of approximately $1.4 million for an adjustment to our earn-out obligation.

Loss on Sale of a Business Entity and Certain Assets

Loss on sale of a business entity and certain assets of $8.2 million is comprised of the difference between the carrying value on our books for our Prime Turbines, LLC business and certain associated assets and the sale price upon divestiture in the first quarter of 2020, plus the difference between the carrying value on our books of our CT Aerospace inventory and the sale price of the inventory upon sale in the second quarter of 2020.

Gain on Sale of Property

Gain on sale of property is comprised of $1.1 million associated with the sale of a Miami, Florida real estate holding during the first quarter of 2020.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment of $33.7 million is comprised of a charge to write down the carrying value of our Aviation businesses due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

Operating (Loss) Income

Our operating income decreased approximately $40.4 million or 143.1% for the first six months of 2020 as compared to the same period for the prior year. Operating income decreased approximately $44.5 million for our Aviation segment, decreased approximately $625 thousand for our Fleet segment, and increased approximately $3.3 million for our Federal and Defense segment. The decrease in the operating income for our Aviation segment was primarily due to a $33.7 million goodwill and intangible asset impairment charge and an $8.2 million loss on the divestiture of Prime Turbines LLC and the sale of CT Aerospace inventory. The decrease was partially offset by a $1.1 million gain on the sale of certain real estate holdings. Operating income for 2019 was decreased approximately $1.6 million due to the costs and expenses associated with acquisition related and executive transition costs.

Interest Expense

Interest expense was substantially unchanged for the first six months of 2020 compared to the same period for the prior year. An increase in our average borrowing was offset by a decrease in interest rates.

Provision for Income Taxes

Our effective tax rate was (3.0)% for the first six months of 2020 and 23.9% for the first six months of 2019. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Capital gains tax treatment, state income taxes, certain tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. Other permanent differences and federal and state tax credits such as foreign derived intangible income ("FDII") deduction, the work opportunity tax credit, and educational improvement tax credits provide benefit to our tax rates. The difference in the effective tax rate for the first six months of 2020 compared to the same period of the prior year primarily results from: (1) approximately $16.4 million of our goodwill impairment loss that is non-deductible for income tax purposes, and (2) a full valuation allowance established to offset the capital loss benefit in connection with our divestiture of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2020	2019	2020	2019	Months	Months
Revenues	$32,221	$54,997	$90,301	$104,367	$(22,776)	$(14,066)
Costs and operating expenses	32,196	49,793	85,728	96,115	(17,597)	(10,387)
Loss on sale of a business entity and certain assets	(678)	—	(8,214)	—	(678)	(8,214)
Gain on sale of property	—	—	1,108	—	—	1,108
Goodwill and intangible impairment	(33,734)	—	(33,734)	—	(33,734)	(33,734)
Operating (loss) income	$(34,387)	$5,204	$(36,267)	$8,252	$(39,591)	$(44,519)
(Loss) profit percentage	(106.7)%	9.5%	(40.2)%	7.9%

Revenues for our Aviation segment decreased approximately $22.8 million or 41.4% for the second quarter and approximately $14.1 million or 13.5% for the first six months of 2020 compared to the same periods of the prior year. The revenue declines are primarily attributable to the impact of the COVID-19 pandemic on the broader aviation markets that has lowered demand from our Aviation customers and the divestiture of Prime Turbines in February 2020 impacting our year-over-year revenues. Revenues for Prime Turbines were approximately $4.9 million for the first six months of 2020, compared to approximately $8.0 million for the second quarter of 2019 and approximately $13.0 million for the first six months of 2019.

Costs and operating expenses decreased approximately $17.6 million or 35.3% for the second quarter and approximately $10.4 million or 10.8% for the first six months of 2020, due to the decreased demand for our products and services and to cost reduction actions implemented in response to the reduction in demand.

Loss on sale of a business entity and certain assets of $678 thousand for the second quarter is comprised of the difference between the carrying value on our books of CT Aerospace inventory and the sale price of the inventory upon sale in the second quarter of 2020. Loss on sale of a business entity and certain assets of $8.2 million for the first six months of 2020 is comprised of the difference between the carrying value on our books for our Prime Turbines business and certain associated assets and the sale price upon divestiture in the first quarter of 2020, plus the difference between the carrying value on our books of CT Aerospace inventory and the sale price of the inventory upon sale in the second quarter of 2020.

The goodwill and intangible asset impairment of $33.7 million for the second quarter and the first six months of 2020 is comprised of a charge to write down the goodwill carrying value of our Aviation businesses due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

Gain on sale of property for the first six months of 2020 is comprised of approximately $1.1 million associated with the sale of a Miami, Florida real estate holding.

Our operating income decreased approximately $39.6 million or 760.8% for the first quarter of 2020 as compared to the same period for the prior year. The primary components of the decrease were a $33.7 million goodwill and intangible asset impairment charge and a $678 thousand loss on the sale of CT Aerospace inventory. Our operating income decreased approximately $44.5 million or 539.5% for the first six months of 2020 compared to the same period for the prior year. The primary components of the decrease were a $33.7 million goodwill and intangible asset impairment charge and a $8.2 million loss on the divestiture of Prime Turbines LLC and sale of CT Aerospace inventory. Partially offsetting the decrease was a $1.1 million gain on the sale of certain real estate holdings. Additionally, we had decreases in operating income from the sale of our products and services of $5.2 million and $3.7 million for the three and six months of 2020, respectively, as compared to the same period for the prior year, precipitated by the COVID-19 pandemic.

Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs, and a reduction in expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $2.2 million for the second quarter and approximately $4.6 million for the first six months of 2020 compared to approximately $2.6 million for the second quarter and approximately $5.3 million for the first six months of 2019. Allocated corporate costs were approximately $0.9 million for the second quarter and approximately $3.0 million for the first six months 2020, compared to approximately $1.5 million for the second quarter and approximately $3.3 million for the first six months of 2019. Reductions in expense for earn-out valuation adjustments were $1.7 million for the second quarter and $1.4 million for the six months of 2020. There were no earn-out valuation adjustments in the corresponding periods of 2019.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2020	2019	2020	2019	Months	Months
Revenues	$71,222	$53,805	$124,426	$105,509	$17,417	$18,917
Costs and operating expenses	64,208	46,248	110,506	90,964	17,960	19,542
Operating income	$7,014	$7,557	$13,920	$14,545	$(543)	$(625)
Profit percentage	9.8%	14.0%	11.2%	13.8%

Revenues for our Fleet segment increased approximately $17.4 million or 32.4% for the second quarter of 2020 compared to the second quarter of 2019. Revenues from commercial customers increased approximately $3.4 million or 67.5%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased approximately $1.4 million or 21.1%, and revenues from sales to other government customers increased approximately $15.3 million or 36.3%. Sales to other government customers included revenue of approximately $19.5 million for partial fulfillment of a non-recurring $26.6 million order for COVID-19 related supplies.

Costs and operating expenses increased approximately $18.0 million or 38.8% and operating income decreased by approximately $0.5 million or 7.2% for the second quarter of 2020, primarily due to increased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $1.9 million for the second quarter of 2020 and approximately $2.0 million for the second quarter of 2019. Expense for allocated corporate costs was approximately $2.3 million for the second quarter of 2020 and approximately $1.4 million for the second quarter of 2019. The lower profit percentage for the second quarter of 2020 was primarily due to lower profit margins on revenues from the non-recurring order for COVID-19 related supplies and an increase in allocated corporate costs.

Revenues for our Fleet segment increased approximately $18.9 million or 17.9% for the first six months of 2020 compared to the same period of the prior year. Revenues from commercial customers increased approximately $8.3 million or 91.3%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased approximately $1.6 million or 14.5%, and revenues from sales to other government customers increased approximately $12.3 million or 14.4%. Sales to other government customers included revenue of approximately $19.5 million for partial fulfillment of a non-recurring $26.6 million order for COVID-19 related supplies.

Costs and operating expenses increased approximately $19.5 million or 21.5% primarily due to the $19.5 million of revenues for partial fulfillment of a non-recurring $26.6 million order for COVID-19 related supplies. Operating income decreased by approximately $625 thousand or 4.3% for the first six months of 2020 primarily due to a change in the mix of customers and products sold, which lowered our profit margins. Expense for amortization of intangible assets was approximately $3.9 million for the first six months of 2020 and approximately $3.9 million for the first six months of 2019. Expense for allocated corporate costs was approximately $4.1 million for the first six months of 2020 and approximately $3.2 million for the first six months of 2019. The lower profit percentage for the first six months of 2020 was primarily due to lower profit margins on revenues from the non-recurring order for COVID-19 related supplies and an increase in allocated corporate costs.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2020	2019	2020	2019	Months	Months
Revenues	$65,272	$80,309	$131,406	$149,154	$(15,037)	$(17,748)
Costs and operating expenses	58,500	75,250	119,710	140,710	(16,750)	(21,000)
Operating income	$6,772	$5,059	$11,696	$8,444	$1,713	$3,252
Profit percentage	10.4%	6.3%	8.9%	5.7%

Revenues for our Federal and Defense segment decreased $15.0 million or 18.7% and costs and operating expenses decrease $16.8 million or 22.3% for the second quarter of 2020 compared to the second quarter of 2019 primarily due to the expiration of a large U.S. Army contract in January 2020 and changes in the level of work required on our existing contracts. Other significant changes affecting our revenues and costs and operating expenses included an increase of approximately $5.5 million in revenues from a U.S. Navy program and decreased revenues of approximately $6.4 million from other work.

Operating income increased approximately $1.7 million or 33.9% for the second quarter of 2020 compared to the second quarter of 2019. Revenue declines occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income through margin improvements primarily due to work performed under fixed price contracts.

Revenues for our Federal and Defense segment decreased $17.7 million or 11.9% and costs and operating expenses decreased $21.0 million or 14.9% for the first six months of 2020 compared to the same period of the prior year primarily due to the expiration of a large U.S. Army contract in January 2020 and changes in the level of work required on our existing contracts. Other significant changes affecting our revenues and costs and operating expenses included an increase of approximately $14 million in revenues from a U.S. Navy program and decreased revenues of approximately $9.0 million from other work.

Operating income increased approximately $3.3 million or 38.5% for the first six months of 2020 compared to the same period of the prior year. Revenue declines occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income through margin improvements primarily due to work performed under fixed price contracts.

Financial Condition

There has been no material adverse change in our financial condition in the first six months of 2020. Our bank debt decreased approximately $9.7 million and our earn-out obligation decreased approximately $33.1 million. We had $184 million of unused bank loan commitments as of June 30, 2020. In June, we amended our loan agreement with our banks to provide increased financial covenant flexibility due to market volatility resulting from the COVID-19 pandemic. Changes to other asset and liability accounts were primarily due to our earnings, our level of business activity, the timing of inventory purchases, contract delivery schedules, subcontractor and vendor payments required to perform our contract work, the timing of associated billings to and collections from our customers, the sale of a real estate holding in Miami, Florida, and the divestiture of our Prime Turbines business and sale of CT Aerospace inventory.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $521 thousand during the first six months of 2020.

Cash provided by operating activities increased approximately $18.8 million in the first six months of 2020 compared to the same period in 2019. The change was comprised of a decrease of approximately $35.8 million in cash provided by net income, an increase of approximately $35.0 million in other non-cash operating activities and an increase of approximately $19.6 million due to changes in the levels of operating assets and liabilities.

Inventories and accounts receivable represent a significant amount of our assets, and accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $19.9 million, cash provided by decreases in receivables and unbilled receivables was approximately $4.8 million, and cash provided by increases in accounts payable and deferred compensation was approximately $11.5 million for the first six months of 2020. A significant portion of accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials and inventory to fulfill contract obligations and distribution agreements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations. We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 economic down-turn.

Cash provided by investing activities was approximately $21.3 million in the first six months of 2020 compared to cash used in investing activities of approximately $119.0 million in the same period of the prior year. In 2019 approximately $113 million was used for the acquisition of 1st Choice Aerospace and in 2020 approximately $23.2 million was provided by proceeds from the divestiture of our Prime Turbines business and CT Aerospace inventory and the sale of a Miami, Florida real estate holding. Other cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities was approximately $44.7 million in the first six months of 2020 compared to cash provided by financing activities of approximately $115.5 million in the same period of 2019. Financing activities consisted primarily of borrowing and repayment of debt, payment of dividends and payment of earn-out obligation.

We paid cash dividends totaling approximately $2.0 million or $0.18 per share in the first six months of 2020. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We have considered the effects of the COVID-19 pandemic on our liquidity and capital resources, and we currently do not expect a material adverse impact on our ability to meet future liquidity needs. See “COVID-19 Discussion-Capital, Financial Resources, Credit Losses, and Liquidity” and "Item 1A. Risk Factors" for additional details regarding the impact of COVID-19 on our liquidity and capital resources. As discussed in greater detail below, under the terms of our existing loan agreement, we are required to maintain certain financial covenants. The COVID-19 pandemic has disrupted the demand for our Aviation segment products and services and further disruption is possible. Accordingly, we amended our existing loan agreement with our banks in the second quarter of 2020 to provide increased financial covenant flexibility.

Our external financing consists of a loan agreement with a bank group that was amended in June 2020 and expires in January 2023.
The loan agreement includes a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The term loan requires quarterly installment payments. Our required term loan payments after June 30, 2020 are approximately $9.4 million in 2020, $21.6 million in 2021, $22.5 million in 2022, and $43.9 million in 2023. The amount of term loan borrowings outstanding as of June 30, 2020 was $97.4 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of June 30, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $165.7 million in revolving loan amounts outstanding and no of letters of credit outstanding as of June 30, 2020.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2020, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We executed compliant interest rate hedges. As of June 30, 2020, interest rates on portions of our outstanding debt ranged from 3.73% to 5.81%, and the effective interest rate on our aggregate outstanding debt was 4.54%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. The restrictive covenants require that we maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and a maximum Total Funded Debt to EBITDA Ratio that varies over future periods as indicated in the table below. We were in compliance with required ratios and other terms and conditions as of June 30, 2020.

Testing Period	Maximum Total Funded Debt to EBITDA Ratio
First Amendment Effective Date (November 26, 2019) through and including March 31, 2020	3.50 to 1.00
From April 1, 2020 through and including September 30, 2020	4.00 to 1.00
From October 1, 2020 through and including March 31, 2021	4.25 to 1.00
From April 1, 2021 through and including June 30, 2021	4.00 to 1.00
From July 1, 2021 through and including September 30, 2021	3.75 to 1.00
From October 1, 2021 through and including December 31, 2021	3.50 to 1.00
From January 1, 2022 and thereafter	3.25 to 1.00

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

LIBOR is used as a reference rate for borrowings under our loan agreement and related interest rate swap agreements. LIBOR is expected to be phased out by the end of 2021, which is before the maturity of our loan agreement. At this time, there is no definitive information regarding the future utilization of LIBOR or any particular replacement rate; however, we continue to monitor the developments with respect to the potential discontinuance of LIBOR after 2021 and intend to work with our bank group to minimize the impact of such discontinuance on our financial condition and results of operations. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our variable rate debt.

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
There were no additional changes in our internal control over financial reporting during our second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and should not be considered the only risks to which we are exposed. We are providing the following information regarding changes that have occurred to the previously disclosed risk factors in our Form 10-K. In addition to the risk factor discussed below, the impact of the Coronavirus Disease 2019 ("COVID-19") may also exacerbate other risks discussed in Item 1A. Risk Factors in our Form 10-K, any of which could have a material effect on us. Except for such additional information, we believe there have been no material changes from the risk factors previously disclosed in our Form 10-K.

If the disruptions caused by the COVID-19 global pandemic continue to adversely impact our operations and financial performance, we may face further challenges regarding compliance with the financial covenants in our debt facility.

We have a loan agreement with a bank group comprised of ten banks. Under the terms of our debt facility, we are required to maintain certain financial covenants. As a result of the COVID-19 global pandemic, our business operations have been and could be further disrupted, which could adversely affect our ability to satisfy our financial covenant requirements. In June 2020, we amended our loan agreement to provide increased financial covenant flexibility. We believe the amendment will provide sufficient covenant relief for future near term compliance, however, there can be no assurance that any further future disruption will not adversely impact our business and result in an inability to comply with the financial covenants in our loan agreement. There can be no assurance that we would be able to obtain future changes in a timely manner, on acceptable terms, or at all. If we were not able to satisfactorily obtain further changes to the debt facility, we could be in default, which could trigger an acceleration of repayment provisions that we would be unable to meet and would impair our ability to operate our businesses. If we make changes, it may lead to fees, increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under the debt facility.

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

Item 6.    Exhibits

(a) Exhibits
Exhibit 10.1	Second Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated as of June 29, 2020
Exhibit 10.2	Fourth Amended and Restated Business Loan and Security Agreement dated as of January 5, 2018
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document

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

VSE CORPORATION

Date:	July 30, 2020	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 30, 2020	By:	/s/ Thomas R. Loftus
Thomas R. Loftus
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)