Form 10-Q
period 2020-09-30
VSE CORP
filed 2020-10-29
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of October 22, 2020: 11,050,996

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$551	$734
Receivables, net	59,135	70,630
Unbilled receivables, net	26,953	46,279
Inventories, net	230,816	218,627
Other current assets	24,874	19,071
Total current assets	342,329	355,341

Property and equipment, net	36,264	43,465
Intangible assets, net	107,754	132,175
Goodwill	238,126	276,450
Operating lease - right-of-use assets	21,399	20,943
Other assets	24,759	17,490
Total assets	$770,631	$845,864

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$19,441	$16,883
Accounts payable	63,011	68,099
Current portion of earn-out obligation	1,905	31,700
Accrued expenses and other current liabilities	48,746	46,514
Dividends payable	994	987
Total current liabilities	134,097	164,183

Long-term debt, less current portion	230,580	253,128
Deferred compensation	18,905	18,146
Long-term operating lease obligations	24,136	24,441
Earn-out obligation, less current portion	—	5,000
Deferred tax liabilities	12,456	17,865
Total liabilities	420,174	482,763

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 11,043,246 and 10,970,123, respectively	552	549
Additional paid-in capital	31,494	29,411
Retained earnings	320,080	334,246
Accumulated other comprehensive loss	(1,669)	(1,105)
Total stockholders' equity	350,457	363,101
Total liabilities and stockholders' equity	$770,631	$845,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income (Loss)
(in thousands except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Products	$80,942	$79,467	$243,031	$230,167
Services	84,563	118,859	268,607	327,189
Total revenues	165,505	198,326	511,638	557,356

Costs and operating expenses:
Products	72,526	67,675	214,575	195,788
Services	73,751	107,881	238,441	298,228
Selling, general and administrative expenses	885	541	2,428	2,911
Amortization of intangible assets	4,158	5,014	13,345	14,985
Total costs and operating expenses	151,320	181,111	468,789	511,912

	14,185	17,215	42,849	45,444

Loss on sale of a business entity and certain assets	—	—	(8,214)	—
Gain on sale of property	—	—	1,108	—
Goodwill and intangible asset impairment	—	—	(33,734)	—

Operating income	14,185	17,215	2,009	45,444

Interest expense, net	3,530	3,706	10,088	10,262

Income (loss) before income taxes	10,655	13,509	(8,079)	35,182

Provision for income taxes	2,547	2,982	3,105	8,154

Net income (loss)	$8,108	$10,527	$(11,184)	$27,028

Basic earnings (loss) per share	$0.73	$0.96	$(1.01)	$2.47

Basic weighted average shares outstanding	11,043,246	10,970,123	11,028,283	10,953,581

Diluted earnings (loss) per share	$0.73	$0.95	$(1.01)	$2.45

Diluted weighted average shares outstanding	11,100,356	11,060,081	11,028,283	11,035,951

Dividends declared per share	$0.09	$0.09	$0.27	$0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$8,108	$10,527	$(11,184)	$27,028

Change in fair value of interest rate swap agreements, net of tax	388	(16)	(564)	(1,437)

Other comprehensive income (loss), net of tax	388	(16)	(564)	(1,437)

Comprehensive income (loss)	$8,496	$10,511	$(11,748)	$25,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended September 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2020	11,043	$552	$31,494	$312,965	$(2,057)	$342,954
Net income	—	—	—	8,108	—	8,108
Other comprehensive income, net of tax	—	—	—	—	388	388
Dividends declared ($0.09 per share)	—	—	—	(993)	—	(993)
Balance at September 30, 2020	11,043	$552	$31,494	$320,080	$(1,669)	$350,457

	Three months ended September 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2019	10,970	$549	$29,411	$317,652	$(1,275)	$346,337
Net income	—	—	—	10,527	—	10,527
Other comprehensive loss, net of tax	—	—	—	—	(16)	(16)
Dividends declared ($0.09 per share)	—	—	—	(988)	—	(988)
Balance at September 30, 2019	10,970	$549	$29,411	$327,191	$(1,291)	$355,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

	Nine months ended September 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	10,970	$549	$29,411	$334,246	$(1,105)	$363,101
Net loss	—	—	—	(11,184)	—	(11,184)
Stock-based compensation	73	3	2,083	—	—	2,086
Other comprehensive loss, net of tax	—	—	—	—	(564)	(564)
Dividends declared ($0.27 per share)	—	—	—	(2,982)	—	(2,982)
Balance at September 30, 2020	11,043	$552	$31,494	$320,080	$(1,669)	$350,457

	Nine months ended September 30, 2019
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	10,886	$544	$26,632	$301,073	$146	$328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	1,944	—	1,944
Net income	—	—	—	27,028	—	27,028
Stock-based compensation	84	5	2,779	—	—	2,784
Other comprehensive loss, net of tax	—	—	—	—	(1,437)	(1,437)
Dividends declared ($0.26 per share)	—	—	—	(2,854)	—	(2,854)
Balance at September 30, 2019	10,970	$549	$29,411	$327,191	$(1,291)	$355,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(11,184)	$27,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,213	20,622
Deferred taxes	(2,089)	(1,230)
Stock-based compensation	1,723	2,592
Loss on sale of a business entity and certain assets	8,214	—
Gain on sale of property and equipment	(928)	—
Goodwill and intangible asset impairment	33,734	—
Earn-out obligation fair value adjustment	(3,094)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	4,068	(2,380)
Unbilled receivables	15,099	(12,896)
Inventories	(27,566)	(29,540)
Other current assets and noncurrent assets	(2,119)	(481)
Accounts payable and deferred compensation	(3,290)	11,793
Accrued expenses and other current and noncurrent liabilities	4,454	1,931

Net cash provided by operating activities	35,235	17,439

Cash flows from investing activities:
Purchases of property and equipment	(2,956)	(7,689)
Proceeds from the sale of property and equipment	2,847	4
Proceeds from the sale of a business entity and certain assets	20,753	—
Cash paid for acquisitions, net of cash acquired	—	(112,660)

Net cash provided by (used in) investing activities	20,644	(120,345)

Cash flows from financing activities:
Borrowings on loan agreement	340,679	382,501
Repayments on loan agreement	(360,794)	(274,969)
Earn-out obligation payments	(31,701)	—
Payment of debt financing costs	(636)	—
Payments of taxes for equity transactions	(635)	(955)
Dividends paid	(2,975)	(2,738)

Net cash (used in) provided by financing activities	(56,062)	103,839

Net (decrease) increase in cash and cash equivalents	(183)	933
Cash and cash equivalents at beginning of period	734	162
Cash and cash equivalents at end of period	$551	$1,095

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$13,129	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(1) Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2019 Form 10-K. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic. The pandemic and the containment and mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The pandemic triggered a decline in demand for our Aviation segment products and services beginning with the second quarter of 2020 and continuing through the end of the third quarter of 2020. This decrease in demand adversely impacted our operating results for the first nine months of 2020. Although demand has improved during the third quarter compared to the second quarter of 2020, it remains below the prior year. The impact of COVID-19 on us is evolving and its future effects are highly uncertain and unpredictable. We are closely monitoring the effects and risks of COVID-19 to assess its impact on our business, financial condition and results of operations. In April 2020, we completed a cost reduction plan which included a reduction in workforce. We maintain a robust continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Reclassifications

Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, which include reclassification of products and services revenue and the renaming of our three operating segments as further described in Note (8) "Business Segments and Customer Information." These reclassifications had no effect on the reported results of operations.

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
September 30, 2020

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

In connection with the acquisition, the total consideration included required earn-out payments of up to $40 million if 1st Choice Aerospace met certain financial targets during 2019 and 2020. In January 2020, we made a payment of approximately $31.7 million to satisfy the earn-out payment for the 2019 performance year. Included in earn-out obligation on our September 30, 2020 balance sheet is approximately $1.9 million classified as the current portion of earn-out obligation, which represents the fair value of such earn-out obligation for the 2020 performance year. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement.

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
The divestiture of Prime Turbines does not have a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation.
As a result of the sale of the business and inventory, we derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million loss in the first quarter of 2020 which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. The note receivable from PTB of $5.1 million and $1.4 million is included in other assets, and other current assets in our consolidated balance sheets as of September 30, 2020, respectively, which represents the present value of the consideration to be received with an imputed interest rate discount.
CT Aerospace Asset Sale
On June 26, 2020, VSE's subsidiary VSE Aviation, Inc. entered into an asset purchase agreement to sell CT Aerospace, LLC ("CT Aerospace") inventory and certain assets to Legacy Turbines, LLC ("Legacy Turbines") for $6.9 million, with a note receivable received as consideration. As a result of the sale, we recorded a $678 thousand loss in the second quarter of 2020 which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. The note receivable from Legacy Turbines of $6.7 million, net of a variable discount of $275 thousand, is included in other assets in our consolidated balance sheets as of September 30, 2020.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(4) Revenue

Disaggregated Revenue
Our revenues are derived from contract services performed for the United States Department of Defense ("DoD") agencies or federal civilian agencies and from the delivery of products to our customers. Our customers also include various other government agencies and commercial clients.

A summary of revenues for our operating segments by customer for the three and nine months ended September 30, 2020 are as follows (in thousands):

	Three months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
DoD	$104	$7,275	$49,556	$56,935
Other government	39	43,973	15,584	59,596
Commercial	36,075	12,471	428	48,974
	$36,218	$63,719	$65,568	$165,505

	Nine months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
DoD	$941	$16,937	$168,078	$185,956
Other government	283	141,390	27,579	169,252
Commercial	125,295	29,818	1,317	156,430
	$126,519	$188,145	$196,974	$511,638

A summary of revenues for our operating segments by customer for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three months ended September 30, 2019
	Aviation	Fleet	Federal and Defense	Total
DoD	$1,613	$6,935	$76,505	$85,053
Other government	734	42,419	7,266	50,419
Commercial	56,839	6,015	—	62,854
	$59,186	$55,369	$83,771	$198,326

	Nine months ended September 30, 2019
	Aviation	Fleet	Federal and Defense	Total
DoD	$2,768	$18,238	$201,828	$222,834
Other government	1,385	127,555	29,993	158,933
Commercial	159,400	15,085	1,104	175,589
	$163,553	$160,878	$232,925	$557,356

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

A summary of revenues by type and operating segment for the three and nine months ended September 30, 2020 is as follows (in thousands):

	Three months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$17,280	$—	$—	$17,280
Distribution	18,938	63,719	—	82,657
Cost Plus Contract	—	—	18,194	18,194
Fixed Price Contract	—	—	32,937	32,937
T&M Contract	—	—	14,437	14,437
Total	$36,218	$63,719	$65,568	$165,505

	Nine months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$66,936	$—	$—	$66,936
Distribution	59,583	188,145	—	247,728
Cost Plus Contract	—	—	61,182	61,182
Fixed Price Contract	—	—	107,932	107,932
T&M Contract	—	—	27,860	27,860
Total	$126,519	$188,145	$196,974	$511,638

A summary of revenues by type and operating segment for the three and nine months ended September 30, 2019 is as follows (in thousands):

	Three months ended September 30, 2019
	Aviation	Fleet	Federal and Defense	Total
Repair	$32,603	$—	$—	$32,603
Distribution	26,583	55,369	—	81,952
Cost Plus Contract	—	—	41,691	41,691
Fixed Price Contract	—	—	19,078	19,078
T&M Contract	—	—	23,002	23,002
Total	$59,186	$55,369	$83,771	$198,326

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

	Nine months ended September 30, 2019
	Aviation	Fleet	Federal and Defense	Total
Repair	$87,597	$—	$—	$87,597
Distribution	75,956	160,878	—	236,834
Cost Plus Contract	—	—	103,027	103,027
Fixed Price Contract	—	—	58,098	58,098
T&M Contract	—	—	71,800	71,800
Total	$163,553	$160,878	$232,925	$557,356

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables decreased from $46.3 million at December 31, 2019 to $27.0 million at September 30, 2020, primarily due to the billing of our customers in excess of revenue recognized as performance obligations were satisfied. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, increased from $5.0 million at December 31, 2019 to $10.4 million at September 30, 2020, primarily due to advance payments received in excess of revenue recognized. For the nine months ended September 30, 2020 and September 30, 2019, we recognized revenue that was previously included in the beginning balance of contract liabilities of $2.0 million and $2.1 million, respectively.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers at a point in time accounted for approximately 50% of our revenues for the three and nine months ended September 30, 2020 and 43% of our revenues for the three and nine months ended September 30, 2019. Revenues from products and services transferred to customers over time accounted for approximately 50% of our revenues for the three and nine months ended September 30, 2020 and 57% of our revenues for the three and nine months ended September 30, 2019, primarily related to revenues in our Federal and Defense segment and repair services in our Aviation segment.
As of September 30, 2020, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $177 million. Performance obligations expected to be satisfied within one year and greater than one year are 90% and 10%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the nine months ended September 30, 2020 and September 30, 2019, revenue recognized from performance obligations satisfied in prior periods was not material.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

(5) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Bank credit facility - term loan	$92,675	$120,800
Bank credit facility - revolver loans	160,010	152,000
Principal amount of long-term debt	252,685	272,800
Less debt issuance costs	(2,664)	(2,789)
Total long-term debt	250,021	270,011
Less current portion	(19,441)	(16,883)
Long-term debt, less current portion	$230,580	$253,128

We have a loan agreement with a group of banks that expires in January 2023. We borrow amounts under the loan agreement to provide working capital support, fund letters of credit and finance acquisitions. The loan agreement includes term and revolving loan facilities. The revolving loan facility provides for revolving loans and letters of credit. In June 2020, we amended the loan agreement to provide increased covenant flexibility in response to changes in financial operating performance resulting from the COVID-19 pandemic. Financing costs associated with the loan agreement amendment of approximately $636 thousand were capitalized and are being amortized over the remaining term of the loan. The fair value of outstanding debt as of September 30, 2020 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term and revolver loan payments after September 30, 2020 are as follows (in thousands):

2020	4,688
2021	21,562
2022	22,500
2023*	203,935
Total	$252,685
*Includes the revolver loan required payment of $160.0 million.

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of September 30, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had no letters of credit outstanding as of September 30, 2020 and $54 thousand in letters of credit outstanding as of December 31, 2019.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2020, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We have executed compliant interest rate hedges. The amount of our debt with interest rate swap agreements was $145 million and $125 million as of September 30, 2020 and December 31, 2019, respectively.

After taking into account the impact of interest rate swap agreements, as of September 30, 2020, interest rates on portions of our outstanding debt ranged from 3.75% to 6.31%, and the effective interest rate on our aggregate outstanding debt was 4.82%.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $3.2 million and $3.6 million for the three months ended September 30, 2020 and 2019, respectively, and $9.5 million and $9.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. The restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of September 30, 2020.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	11,043,246	10,970,123	11,028,283	10,953,581
Effect of dilutive shares	57,110	89,958	—	82,370
Diluted weighted average common shares outstanding	11,100,356	11,060,081	11,028,283	11,035,951

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Aviation	$36,218	$59,186	$126,519	$163,553
Fleet	63,719	55,369	188,145	160,878
Federal and Defense	65,568	83,771	196,974	232,925
Total revenues	$165,505	$198,326	$511,638	$557,356

Operating income (loss):
Aviation	$1,586	$6,568	$(34,680)	$14,820
Fleet	6,589	7,843	20,509	22,388
Federal and Defense	6,746	4,524	18,441	12,968
Corporate/unallocated expenses	(736)	(1,720)	(2,261)	(4,732)
Operating income	$14,185	$17,215	$2,009	$45,444

Aviation segment operating income for the nine months ended September 30, 2020 was reduced by $8.2 million as a result of the loss on the sale of our Prime Turbines subsidiary and certain related inventory assets in the first quarter of 2020 plus the loss on CT Aerospace inventory sale in the second quarter of 2020 and by the goodwill and intangible asset impairment loss of $33.7 million in the second quarter of 2020. The decreases were offset by a gain of $1.1 million realized upon the completion of a sale-leaseback transaction for a property we owned in Miami, Florida during the first quarter of 2020.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

Customer Information

Our revenues are derived from contract services performed for DoD agencies or federal civilian agencies and from the delivery of products to our commercial clients. The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
Customer	2020	%	2019	%	2020	%	2019	%
DoD	$56,935	34	$85,053	43	$185,956	36	$222,834	40
Other government	59,596	36	50,419	25	169,252	33	158,933	29
Commercial	48,974	30	62,854	32	156,430	31	175,589	31
Total	$165,505	100	$198,326	100	$511,638	100	$557,356	100

(9) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2020 are as follows (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2019	$63,190	$30,883	$182,377	$276,450
Impairment charge	—	—	(30,945)	(30,945)
Decrease from divestiture	—	—	(7,379)	(7,379)
Balance as of September 30, 2020	$63,190	$30,883	$144,053	$238,126

We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable.

Due to the ongoing impact of the COVID-19 pandemic, we performed an interim impairment analysis during the second quarter of 2020, utilizing a quantitative approach. The result of the impairment analysis indicated that the fair value of our reporting units, with the exception of our VSE Aviation reporting unit, exceeded their carrying values and no impairment charge was required. The estimated fair value of our VSE Aviation reporting unit was determined to be below its carrying value, which resulted in a $30.9 million goodwill impairment charge in the second quarter of 2020.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

Intangible assets, net comprised the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2020
Contract and customer-related	$213,194	$(107,328)	$(3,814)	$102,052
Acquired technologies	12,400	(10,505)	—	1,895
Trade names	18,770	(14,963)	—	3,807
Total	$244,364	$(132,796)	$(3,814)	$107,754

December 31, 2019
Contract and customer-related	$227,594	$(102,169)	$(1,025)	$124,400
Acquired technologies	12,400	(9,660)	—	2,740
Trade names	18,770	(13,735)	—	5,035
Total	$258,764	$(125,564)	$(1,025)	$132,175

Amortization expense related to intangible assets was approximately $4.2 million and $13.3 million for the three and nine months ended September 30, 2020, respectively, and $5.0 million and $15.0 million for the three and nine months ended September 30, 2019, respectively.

During the second quarter of 2020, we completed the sale of all of the inventory of the CT Aerospace subsidiary, which is reported within our Aviation segment. As a result of the sale, we concluded that the useful life of certain long-lived assets, which represented the intangible assets acquired in the acquisition of the subsidiary, was zero and that there was no ongoing expected future cash flows related to these long-lived assets and no residual value. As a result, such assets were determined to be fully impaired and an impairment charge of approximately $2.8 million, representing the carrying value of these intangible assets, was recorded during the second quarter of 2020. As the sale did not represent a disposition of a business, no goodwill was allocated to the disposal group.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2020	Fair Value December 31, 2019
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$1,056	$710
Interest rate swap agreements	Accrued expenses	Level 2	$2,224	$1,473
Earn-out obligation - short-term	Current portion of earn-out obligation	Level 3	$1,905	$31,700
Earn-out obligation - long-term	Earn-out obligation	Level 3	$—	$5,000

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. We evaluate our hedges to determine their effectiveness and as of September 30, 2020 and December 31, 2019, the swaps were determined to be fully effective. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets, was approximately $2.2 million and $1.5 million at September 30, 2020 and December 31, 2019, respectively. The offset, net of an income tax effect of approximately $555 thousand and $367 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of September 30, 2020 and December 31, 2019, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

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

Changes in earn-out obligation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2019	$31,700	$5,000	$36,700
Earn-out payments	(31,700)	—	(31,700)
Fair value adjustment included in costs and operating expenses	(3,095)	—	(3,095)
Reclassification from long-term to current	5,000	(5,000)	—
Balance as of September 30, 2020	$1,905	$—	$1,905

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

Measurements on a Non-recurring Basis

The following table presents changes in the Level 3 fair value of certain assets measured on a non-recurring basis for the nine months ended September 30, 2020 (in thousands):

Goodwill
Assets subject to impairment charges
Carrying value prior to impairment	$174,998
Impairment charge	(30,945)
Carrying value after impairment	144,053
Carrying value of assets not subject to impairment charge	94,073
Balance as of September 30, 2020	$238,126

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

Our effective tax rate was 23.9% and (38.4)% for the three and nine months ended September 30, 2020, respectively, and 22.1% and 23.2% for the three and nine months ended September 30, 2019, respectively. The difference in the effective tax rate for the nine months ended September 30, 2020 compared to the same period of prior year primarily results from the following: 1) approximately $16.4 million of our goodwill impairment loss that is non-deductible for income tax purposes, and 2) a full valuation allowance established to offset the capital loss benefit in connection with our sale of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. The CARES Act includes certain income tax provisions relevant to businesses. For the three and nine months ended September 30, 2020, the CARES Act did not have a material impact on our tax provisions.

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

In February 2020, we sold our subsidiary Prime Turbines, LLC ("Prime Turbines") and certain related inventory assets for $20.0 million in cash and an $8.3 million note receivable to be paid over a period from 2020 through 2024. VSE’s Aviation segment discontinued turboprop engine MRO services, and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled approximately 4% of VSE’s revenue for 2019.

In June 2020, we sold all of the inventory of our subsidiary CT Aerospace, LLC ("CT Aerospace") for a $6.9 million note receivable to be paid to us over a period from 2020 through 2025. VSE’s Aviation segment discontinued sales and leasing of engines and supply of used serviceable engine parts. CT Aerospace's revenues totaled less than 2% of VSE’s revenue for 2019.

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

Concentration of Revenues

	(in thousands)
Source of Revenue	Three months ended September 30,				Nine months ended September 30,
Customer	2020	%	2019	%	2020	%	2019	%
DoD	$56,935	34	$85,053	43	$185,956	36	$222,834	40
Other government	59,596	36	50,419	25	169,252	33	158,933	29
Commercial	48,974	30	62,854	32	156,430	31	175,589	31
Total	$165,505	100	$198,326	100	$511,638	100	$557,356	100

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

Demand for Products and Services, Operating Results, and Financial Condition

All of our businesses have remained operational since the onset of the COVID-19 global pandemic through the third quarter of 2020, and we continue to operate with limited disruption. We have experienced varying levels of reduction in demand for our services and products, and have adjusted our cost structure to support the current and near-term forecasted demand environment. Our Aviation segment has seen a reduction in demand for our products and services during the first nine months of 2020 compared to the same period of 2019 and we expect it will continue throughout the remainder of 2020 and into early 2021. This decrease in demand will adversely impact our operating results for 2020. We cannot estimate with certainty the severity of this impact, but we expect it to be consistent with the aviation industry trends.

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

We have not experienced a material adverse change in our financial condition at this time; however, a prolonged disruption in the demand for our products and services could have an adverse impact on our operating results and cause a material adverse change in our financial condition. We will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on our business.

Capital, Financial Resources, Credit Losses, and Liquidity

Our debt capital and liquidity position have not experienced a material adverse change resulting from the COVID-19 pandemic at this time, and we are meeting our obligations in a timely manner. We currently have sufficient cash flows and unused loan commitments to meet our obligations in the near term. Weakness in our Aviation segment customer markets has caused a delay in receivables collections and an increase in bad debt expense. This trend may continue in future periods. We do not anticipate receivables collections to negatively impact our Fleet or Federal and Defense segments.

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

Material Impairments, Restructuring Charges

Due to the continued market volatility caused by the COVID-19 pandemic, we performed an interim impairment analysis of our goodwill during the second quarter of 2020. Our interim analysis indicated that our reporting units in our Fleet and Federal and Defense segments had fair values substantially in excess of their carrying values, and we believe the COVID-19 pandemic induced economic crisis is not likely to have a material adverse impact on customer demand for products and services provided by these two segments. Accordingly, we do not anticipate any impairments in these two business segments.

Our interim impairment analysis indicated that our VSE Aviation reporting unit, within our Aviation segment, had a fair value less than its carrying value and had incurred an impairment. We recognized a goodwill impairment charge of $30.9 million for our VSE Aviation reporting unit in the second quarter of 2020. Prior to the onset of the COVID-19 pandemic, our Aviation segment was performing strongly. Our VSE Aviation reporting unit is experiencing and will continue to experience lower customer demand for the remainder of 2020 as compared to the same periods of 2019, but we believe market opportunities will increase for us in the long term. Accordingly, at this time we do not anticipate any further material impairments in our Aviation segment. However, should the magnitude and duration of the downturn be greater than we anticipated in our analysis, there could be further impairment.

Balance Sheet Asset Valuation

Our goodwill and intangible assets could be impacted by changes in economic conditions affecting our revenue projections and the market valuation of public companies. See "Material Impairments, Restructuring Charges" above for further details. We do not believe that there are or will be significant changes in judgments in determining the fair value of other assets on our balance sheet or that our ability to timely account for them will be negatively impacted. While the COVID-19 pandemic may cause some delays in collecting some of our accounts receivable and potentially give rise to some bad debt write offs, we do not expect this to have a material impact on our accounts receivable. We have made opportunistic purchases of aviation parts, resulting in an increase in our inventory levels. While the COVID-19 pandemic has slowed demand for our products, we do not expect a material adverse impact to the carrying value of our inventory. If we experience further slowness in demand or if the lower level of demand lasts significantly longer than we anticipate, our inventory may be subject to valuation adjustments.

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

Impact on Supply Chain

Major customers and suppliers of our Fleet, Federal and Defense, and Aviation segments remain open and continue to operate. Our Fleet segment customers provide essential services, and we, along with our suppliers, play a key role in keeping truck fleets operable. Our Federal and Defense segment customers continue their mission critical essential services. Our Aviation segment customers continue to operate, albeit at lower rates. While the overall economic downturn may cause some slowness in every industry, we do not anticipate any parts availability concerns, disruptions in our supply of materials or resources, or an adverse impact on our procurement capabilities or product costs.

Human Capital Resources

The health and safety of our employees, customers and communities are of primary concern. We have taken significant steps to protect our workforce including but not limited to, working remotely. For our locations with an active on-site workforce, we implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention and are following local ordinances and guidance. We have taken steps at our facilities to ensure additional employee safety, including implementing separate operational shifts, strict social distancing requirements, providing personal protective equipment and stringent requirements for cleaning and sanitizing at our work sites. We do not anticipate our operations being materially impacted by any constraints or other impacts on our human capital resources and productivity.

In the second quarter of 2020, we implemented a cost reduction plan which included a reduction in workforce and reduced approximately $13 million in expenses on an annualized basis.

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

Aviation Segment

The COVID-19 pandemic caused a reduction in global demand for air travel and decreased revenue passenger miles, which had an adverse impact on demand for our Aviation products and services beginning with the second quarter of 2020. Due to the uncertainty in the travel industry associated with the COVID-19 pandemic, we expect decreased demand to continue for the remainder of 2020 and into early 2021. Revenue in our non-divested Aviation businesses for the third quarter of 2020 decreased approximately 26% from the third quarter of 2019. Despite the year over year decline, we believe that the second quarter of 2020 represented the bottom of the revenue decline, as revenue in our non-divested Aviation businesses for the third quarter of 2020 increased approximately 16% over the second quarter of 2020. It is difficult to predict how the pandemic will impact 2021 and future years.

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

We expect that the current disruption in market conditions will result in strategic opportunities for near and long term growth. We intend to pursue these opportunities, which may require future investment.

Fleet Segment

Our Fleet segment continues to focus on both its core USPS and DoD customer base and commercial customer diversification. We are expanding our presence in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs to new commercial customers. Commercial customer revenue more than doubled during the third quarter of 2020 compared to the same period in 2019, driven by a four-fold increase in e-commerce fulfillment revenues. We believe the COVID-19 pandemic is likely to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms appears to be progressing steadily.

Federal and Defense Segment

We entered 2020 with a focus on growing this segment of our business and redefining VSE in the federal marketplace. We are investing in business development, growing our capability and product offerings, and broadening our range of new business targets to build our contract backlog and expand our markets and offerings. The anticipated revenue decline experienced by this segment in the third quarter and first nine months of 2020 is primarily attributable to the expiration of a large U.S. Army contract in January 2020. We expect that our refocused business development efforts in 2020 will produce revenue growth in subsequent years. We expect the COVID-19 pandemic to have a limited adverse impact on revenues for this segment, as the U.S. government is expected to maintain critical DoD preparedness programs.

Financial Statement Presentation

The following discussion provides a brief description of certain key items that appear in our consolidated financial statements:

Revenues

Revenues are derived from the delivery of products and from professional and technical services performed through various ordering agreements and contract agreements. Our Federal and Defense segment's revenue results from services provided on longer term contracts, including cost-type, fixed-price, and time and materials. Revenues from these contract types result from work performed on these contracts and from costs for materials and other work-related contract allowable costs. Revenues from our Aviation and Fleet segment are derived from repair and distribution services primarily through shorter term purchase orders from customers.

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

For the first nine months of 2020, Federal and Defense segment bookings increased 3% year-over-year to $195 million, while total funded backlog declined 30% year-over-year to $177 million. The decline in funded backlog was primarily attributable to the completion of certain DoD contracts in 2020. The current management team is focused on revitalizing this business, with an emphasis on growing backlog to promote future revenue growth.

A summary of our bookings and revenues for our Federal and Defense segment for the nine months ended September 30, 2020 and 2019, and funded contract backlog as of September 30, 2020 and 2019 is as follows (in millions):

	2020	2019
Bookings	$195	$190
Revenues	$197	$233
Funded Contract Backlog	$177	$252

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

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency. Our indirect cost rates have been audited and approved for 2017 and prior years with no material adjustments to our results of operations or financial position. While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations, financial position, or cash flows.

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

Given the continued presence and impact of the COVID-19 pandemic on the global economy, we performed an interim impairment analysis in the second quarter of 2020 utilizing a quantitative assessment approach for all reporting units. Based on our quantitative impairment assessment as of June 1, 2020, we determined that the fair value of our reporting units, with the exception of our VSE Aviation reporting unit, exceeded their carrying value and no impairment charge was required. The estimated fair value of our VSE Aviation reporting unit was determined to be below its carrying value. The internal forecasts used to estimate future cash flows in the quantitative analysis for our VSE Aviation reporting unit projected lower forecasted revenues and operating results than those used in the first quarter interim analysis. The decline in revenue projections was due to lower demand for the reporting unit's products and services, which was impacted by reduced global air travel and decreased passenger miles caused by the COVID-19 pandemic. The lower projections also considered updated assumptions regarding the uncertainty surrounding the timing and speed at which recovery from the COVID-19 pandemic could occur. The updated forecasts assumed suppressed demand to continue to remain in place throughout 2020 and into 2021, with a slower and more gradual recovery thereafter. These lower expected operating results and cash flows from the reductions in revenue, resulted in a substantial decline in the fair value of the VSE Aviation reporting unit. As a result, we recognized an impairment charge in the second quarter of 2020 of $30.9 million which is the amount by which the carrying amount exceeded the reporting unit's fair value.

We performed a quarterly assessment to identify potential indicators of impairment for each of our reporting units during the third quarter of 2020. In performing this assessment, we reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, financial forecast information for each reporting unit, and recent performance of the Company's share price. Based on our assessment performed, we did not identify any impairment indicators for any reporting units during the third quarter of 2020 and determined that it was not more likely than not that the carrying value of any of the reporting units exceeded their respective fair values. We will continue to closely monitor the operational performance of these reporting units as they relate to goodwill impairment.

Our VSE Aviation reporting unit had approximately $144 million of remaining goodwill as of September 30, 2020. The remaining goodwill balance of this reporting unit continues to be at risk for future impairment due to the uncertainty surrounding the macroeconomic factors impacting this reporting unit. A sustained downturn, significantly extended recovery, or a change in long-term operating growth for this reporting unit could increase the likelihood of an additional impairment.

We also review the recoverability of our long-lived assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, during the second quarter of 2020 we assessed the recoverability of the long-lived assets with finite lives. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived assets with finite lives, we determined that their carrying values were recoverable.

During the third quarter of 2020, we performed a quarterly assessment to identify potential indicators of impairment of the long-lived assets with finite lives. Based on our assessment, we did not identify any impairment indicators during the third quarter of 2020 that may indicate that the carrying amount of long-lived assets may not be recoverable.

As of September 30, 2020, we had no intangible assets with indefinite lives and we had an aggregate of approximately $238 million of goodwill associated with our acquisitions.

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

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of the third quarter of 2020 to the third quarter of 2019, and the first nine months of 2020 to the first nine months of 2019.

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2020	2019	2020	2019	Months	Months
Revenues	$165,505	$198,326	$511,638	$557,356	$(32,821)	$(45,718)
Costs and operating expenses	151,320	181,111	468,789	511,912	(29,791)	(43,123)
Loss on sale of a business entity and certain assets	—	—	(8,214)	—	—	(8,214)
Gain on sale of property	—	—	1,108	—	—	1,108
Goodwill and intangible asset impairment	—	—	(33,734)	—	—	(33,734)
Operating income	14,185	17,215	2,009	45,444	(3,030)	(43,435)
Interest expense, net	3,530	3,706	10,088	10,262	(176)	(174)
Income (loss) before income taxes	10,655	13,509	(8,079)	35,182	(2,854)	(43,261)
Provision for income taxes	2,547	2,982	3,105	8,154	(435)	(5,049)
Net income (loss)	$8,108	$10,527	$(11,184)	$27,028	$(2,419)	$(38,212)

Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019

Revenues

Our revenues decreased approximately $32.8 million or 16.5% for the third quarter of 2020 compared to the same period for the prior year. The change in revenues resulted from a decrease in our Aviation segment of approximately $23.0 million, an increase in our Fleet segment of approximately $8.4 million, and a decrease in our Federal and Defense segment of approximately $18.2 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses decreased approximately $29.8 million or 16.4% for the third quarter of 2020 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. Costs and operating expenses for 2020 included an expense reduction of approximately $1.7 million for an adjustment to our earn-out obligation. Costs and operating expenses for 2019 included an expense of approximately $0.5 million for acquisition related and executive transition costs.

Operating Income

Our operating income decreased approximately $3.0 million or 17.6% for the third quarter of 2020 compared to the same period for the prior year. Operating income decreased approximately $5.0 million for our Aviation segment, decreased approximately $1.3 million for our Fleet segment, and increased approximately $2.2 million for our Federal and Defense segment. Operating income for 2020 increased approximately $1.7 million for an adjustment to our earn-out obligation. Operating income for 2019 decreased approximately $518 thousand for acquisition related and executive transition costs.

Interest Expense

Interest expense decreased approximately $176 thousand for the third quarter of 2020 compared to the same period for the prior year due to a decrease in our average interest rates and amounts borrowed.

Provision for Income Taxes

Our effective tax rate was 23.9% for the third quarter of 2020 and 22.1% for the same period of 2019. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Capital gains tax treatment, state income taxes, certain tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. Other permanent differences and federal and state tax credits such as foreign derived intangible income ("FDII") deduction, the work opportunity tax credit, and educational improvement tax credits provide benefit to our tax rates.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Our revenues decreased approximately $45.7 million or 8.2% for the first nine months of 2020 compared to the same period for the prior year. The change in revenues resulted from a decrease in our Aviation segment of approximately $37.0 million, an increase in our Fleet segment of approximately $27.3 million, and a decrease in our Federal and Defense segment of approximately $36.0 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses decreased approximately $43.1 million or 8.4% for the first nine months of 2020 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. Costs and operating expenses for 2020 included an expense reduction of approximately $3.1 million for an adjustment to our earn-out obligation. Costs and operating expenses for 2020 included an expense of approximately $700 thousand for severance pay related to a reduction in workforce associated with the COVID-19 pandemic induced reduction in demand. Costs and expenses for 2019 included expenses of approximately $2.3 million for acquisition related and executive transition costs.

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

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment of $33.7 million is comprised of a charge to write down the carrying value of our Aviation businesses in the second quarter of 2020 due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets in the second quarter of 2020 that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

Operating Income

Our operating income decreased approximately $43.4 million or 95.6% for the first nine months of 2020 compared to the same period for the prior year. Operating income decreased approximately $49.5 million for our Aviation segment, decreased approximately $1.9 million for our Fleet segment, and increased approximately $5.5 million for our Federal and Defense segment. The decrease in the operating income for our Aviation segment was primarily due to a $33.7 million goodwill and intangible asset impairment charge and a $8.2 million loss on the divestiture of Prime Turbines and the sale of CT Aerospace inventory. These decreases were partially offset by a $1.1 million gain on the sale of certain real estate holdings. Operating income for the first nine months of 2020 increased approximately $3.1 million for an adjustment to our earn-out obligation and decreased approximately $700 thousand for severance pay related to a reduction in workforce associated with the COVID-19 pandemic induced reduction in demand. Operating income for the first nine months of 2019 decreased approximately $2.3 million for acquisition related and executive transition costs.

Interest Expense

Interest expense decreased approximately $174 thousand for the first nine months of 2020 compared to the same period for the prior year, due to a decrease in our average interest rates and amounts borrowed.

Provision for Income Taxes

Our effective tax rate was (38.4)% for the first nine months of 2020 and 23.2% for the first nine months of 2019. The difference in the effective tax rate for the first nine months of 2020 compared to the same period of the prior year primarily results from: (1) approximately $16.4 million of our goodwill impairment loss that is non-deductible for income tax purposes, and (2) a full valuation allowance established to offset the capital loss benefit in connection with our divestiture of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2020	2019	2020	2019	Months	Months
Revenues	$36,218	$59,186	$126,519	$163,553	$(22,968)	$(37,034)
Costs and operating expenses	34,632	52,618	120,359	148,733	(17,986)	(28,374)
Loss on sale of a business entity and certain assets	—	—	(8,214)	—	—	(8,214)
Gain on sale of property	—	—	1,108	—	—	1,108
Goodwill and intangible impairment	—	—	(33,734)	—	—	(33,734)
Operating income (loss)	$1,586	$6,568	$(34,680)	$14,820	$(4,982)	$(49,500)
Profit (loss) percentage	4.4%	11.1%	(27.4)%	9.1%

Revenues for our Aviation segment decreased approximately $23.0 million or 38.8% for the third quarter and approximately $37.0 million or 22.6% for the first nine months of 2020 compared to the same periods of the prior year. The revenue declines are primarily attributable to the impact of the COVID-19 pandemic on the broader aviation markets that has lowered demand from our Aviation customers and the divestiture of Prime Turbines in February 2020 and the sale of all of CT Aerospace inventory in June 2020. We did not have revenue for these two divested businesses for the third quarter of 2020 compared to combined revenues for these businesses of approximately $10.3 million for the third quarter of 2019. Revenues for the divested businesses were approximately $8.9 million for the first nine months of 2020 compared to approximately $28.8 million for the same period of 2019. Revenues for our Aviation segment non-divested businesses decreased approximately $12.7 million or 26.0% for the third quarter and approximately $17.1 million or 12.7% for the first nine months of 2020 compared to the same periods of the prior year.

Costs and operating expenses decreased approximately $18.0 million or 34.2% for the third quarter and approximately $28.4 million or 19.1% for the first nine months of 2020 due to the decreased demand for our products and services, to cost reduction actions implemented in response to the reduction in demand, and to the elimination of costs and expenses associated with our divested businesses.

Loss on sale of a business entity and certain assets of $8.2 million for the first nine months of 2020 is comprised of the difference between the carrying value on our books for our Prime Turbines business and certain associated assets and the sale price upon divestiture in the first quarter of 2020, plus the difference between the carrying value on our books of CT Aerospace inventory and the sale price of the inventory upon sale in the second quarter of 2020.

Gain on sale of property for the first nine months of 2020 is comprised of approximately $1.1 million associated with the sale of a Miami, Florida real estate holding.

The goodwill and intangible asset impairment of $33.7 million for the first nine months of 2020 is comprised of a charge to write down the goodwill carrying value of our Aviation businesses due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

Operating income decreased approximately $5.0 million or 75.9% for the third quarter of 2020 compared to the same period for the prior year. Components of the decrease included the elimination of profits from our divested businesses of approximately $1.0 million and a decline in profits for our continuing businesses due to a decrease in demand for products and services associated with the COVID-19 pandemic. Operating income decreased approximately $49.5 million or 334.0% for the first nine months of 2020 compared to the same period for the prior year. The primary components of the decrease were a $33.7 million goodwill and intangible asset impairment charge, a $8.2 million loss on the divestiture of Prime Turbines and sale of CT Aerospace inventory, and a decline in profits for our continuing businesses due to a decrease in demand for our products and services associated with the COVID-19 pandemic. Partially offsetting the decrease was a $1.1 million gain on the sale of certain real estate holdings.

Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions, allocated corporate costs, and a reduction in expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $2.1 million for the third quarter and approximately $6.7 million for the first nine months of 2020 compared to approximately $2.7 million for the third quarter and approximately $8.0 million for the first nine months of 2019. Allocated corporate costs were approximately $1.1 million for the third quarter and approximately $4.1 million for the first nine months 2020, compared to approximately $1.6 million for the third quarter and approximately $4.8 million for the first nine months of 2019. Reductions in expense for earn-out valuation adjustments were $1.7 million for the third quarter and $3.1 million for the first nine months of 2020. There were no earn-out valuation adjustments in the corresponding periods of 2019.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2020	2019	2020	2019	Months	Months
Revenues	$63,719	$55,369	$188,145	$160,878	$8,350	$27,267
Costs and operating expenses	57,130	47,526	167,636	138,490	9,604	29,146
Operating income	$6,589	$7,843	$20,509	$22,388	$(1,254)	$(1,879)
Profit percentage	10.3%	14.2%	10.9%	13.9%

Revenues for our Fleet segment increased approximately $8.4 million or 15.1% for the third quarter of 2020 compared to the third quarter of 2019. Revenues from commercial customers increased approximately $6.5 million or 107.3%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers increased approximately $340 thousand or 4.9%, and revenues from sales to other government customers increased approximately $1.6 million or 3.7%. Sales to other government customers included revenue of approximately $7.1 million for completion of a non-recurring $26.6 million order for COVID-19 related supplies.

Costs and operating expenses increased approximately $9.6 million or 20.2%, primarily due to increased revenues. Operating income decreased by approximately $1.3 million or 16.0% for the third quarter of 2020, primarily due to a change in the mix of products sold, including increased commercial customer revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $1.8 million for the third quarter of 2020 and approximately $2.0 million for the third quarter of 2019. Expense for allocated corporate costs was approximately $1.9 million for the third quarter of 2020 and approximately $1.5 million for the third quarter of 2019. The lower profit percentage for the third quarter of 2020 was primarily due to lower profit margins on revenues from the non-recurring order for COVID-19 related supplies and an increase in allocated corporate costs.

Revenues for our Fleet segment increased approximately $27.3 million or 16.9% for the first nine months of 2020 compared to the same period of the prior year. Revenues from commercial customers increased approximately $14.7 million or 97.7%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased approximately $1.3 million or 7.1%, and revenues from sales to other government customers increased approximately $13.8 million or 10.8%. Sales to other government customers included revenue of approximately $26.6 million for fulfillment of a non-recurring order for COVID-19 related supplies.
Costs and operating expenses increased approximately $29.1 million or 21.0% primarily due to the $26.6 million of revenues for the completion of a non-recurring order for COVID-19 related supplies. Operating income decreased by approximately $1.9 million or 8.4% for the first nine months of 2020 primarily due to a change in the mix products sold, including increased commercial customer revenues. Expense for amortization of intangible assets was approximately $5.7 million for the first nine months of 2020 and approximately $5.9 million for the first nine months of 2019. Expense for allocated corporate costs was approximately $6.0 million for the first nine months of 2020 and approximately $4.7 million for the first nine months of 2019. The lower profit percentage for the first nine months of 2020 was primarily due to lower profit margins on revenues from the non-recurring order for COVID-19 related supplies and an increase in allocated corporate costs.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2020	2019	2020	2019	Months	Months
Revenues	$65,568	$83,771	$196,974	$232,925	$(18,203)	$(35,951)
Costs and operating expenses	58,822	79,247	178,533	219,957	(20,425)	(41,424)
Operating income	$6,746	$4,524	$18,441	$12,968	$2,222	$5,473
Profit percentage	10.3%	5.4%	9.4%	5.6%

Revenues for our Federal and Defense segment decreased $18.2 million or 21.7% and costs and operating expenses decreased $20.4 million or 25.8% for the third quarter of 2020 compared to the third quarter of 2019 primarily due to the expiration of a large U.S. Army contract in January 2020 and decreased revenues from some of our other U.S. Army programs. Other changes affecting our revenues and costs and operating expenses included decreased revenues from a U.S. Navy program and increased revenues from other government work.

Operating income increased approximately $2.2 million or 49.1% for the third quarter of 2020 compared to the third quarter of 2019. Revenue declines occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income through margin improvements primarily due to work performed under fixed price contracts.

Revenues for our Federal and Defense segment decreased $36.0 million or 15.4% and costs and operating expenses decreased $41.4 million or 18.8% for the first nine months of 2020 compared to the same period of the prior year primarily due to the expiration of a large U.S. Army contract in January 2020 and decreased revenues from some of our other U.S. Army programs. Other changes affecting our revenues and costs and operating expenses included an increase in revenues from a U.S. Navy program and changes in revenues from other work.

Operating income increased approximately $5.5 million or 42.2% for the first nine months of 2020 compared to the same period of the prior year. Revenue declines occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income through margin improvements primarily due to work performed under fixed price contracts.

Financial Condition

There has been no material adverse change in our financial condition in the first nine months of 2020. Our bank debt decreased approximately $20.1 million and our earn-out obligation decreased approximately $34.8 million. We had $190 million of unused bank loan commitments as of September 30, 2020. In June 2020, we amended our loan agreement with our banks to provide increased financial covenant flexibility due to market volatility resulting from the COVID-19 pandemic. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing of inventory purchases, contract delivery schedules, and subcontractor and vendor payments required to perform our contract work; the timing of government contract funding awarded; collections from our customers; the sale of a real estate holding in Miami, Florida; and the divestiture of our Prime Turbines business and sale of CT Aerospace inventory.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $183 thousand during the first nine months of 2020.

Cash provided by operating activities increased approximately $17.8 million in the first nine months of 2020 compared to the same period in 2019. The change was comprised of a decrease of approximately $38.2 million in cash provided by net income, an increase of approximately $33.8 million in other non-cash operating activities and an increase of approximately $22.2 million due to changes in the levels of operating assets and liabilities.

Inventories and accounts receivable represent a significant amount of our assets, and accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $27.6 million, cash provided by decreases in receivables and unbilled receivables was approximately $19.2 million, and cash used by decreases in accounts payable and deferred compensation was approximately $3.3 million for the first nine months of 2020. A significant portion of accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials and inventory to fulfill contract obligations and distribution agreements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations. We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 economic down-turn.

Cash provided by investing activities was approximately $20.6 million in the first nine months of 2020 compared to cash used in investing activities of approximately $120.3 million in the same period of the prior year. In 2019 approximately $113 million was used for the acquisition of 1st Choice Aerospace and in 2020 approximately $23.6 million was provided by proceeds from the divestiture of our Prime Turbines business and CT Aerospace inventory and the sale of a Miami, Florida real estate holding. Other cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities was approximately $56.1 million in the first nine months of 2020 compared to cash provided by financing activities of approximately $103.8 million in the same period of 2019. Financing activities consisted primarily of borrowing and repayment of debt, payment of dividends and payment of earn-out obligation.

We paid cash dividends totaling approximately $3.0 million or $0.27 per share in the first nine months of 2020. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect our liquidity. Our inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Our accounts receivable and accounts payable levels can be affected by changes in the level of contract work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding.

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

The term loan requires quarterly installment payments. Our required term loan payments after September 30, 2020 are approximately $4.7 million in 2020, $21.6 million in 2021, $22.5 million in 2022, and $43.9 million in 2023. The amount of term loan borrowings outstanding as of September 30, 2020 was $92.7 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of September 30, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $160.0 million in revolving loan amounts outstanding and no of letters of credit outstanding as of September 30, 2020.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The applicable LIBOR rate has a floor of 0.75%. As of September 30, 2020, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We executed compliant interest rate hedges. As of September 30, 2020, interest rates on portions of our outstanding debt ranged from 3.75% to 6.31%, and the effective interest rate on our aggregate outstanding debt was 4.82%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. The restrictive covenants require that we maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and a maximum Total Funded Debt to EBITDA Ratio that varies over future periods as indicated in the table below. We were in compliance with required ratios and other terms and conditions as of September 30, 2020. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

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

LIBOR is used as a reference rate for borrowings under our loan agreement and related interest rate swap agreements. LIBOR is expected to be phased out by the end of 2021, which is before the maturity of our loan agreement. At this time, there is no definitive information regarding the future transition of LIBOR to a replacement rate; however, we continue to monitor the developments with respect to the potential discontinuance of LIBOR after 2021 and intend to work with our bank group to minimize the impact of such discontinuance on our financial condition and results of operations. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our variable rate debt.

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
There were no additional changes in our internal control over financial reporting during our third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Form 10-K”), other than as set out in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and the quarter ended June 30, 2020. The risk factors disclosed in our Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and should not be considered the only risks to which we are exposed. In addition to the risk factors discussed in our quarterly reports on Form 10-Q, the impact of the Coronavirus Disease 2019 ("COVID-19") may also exacerbate other risks discussed in Item 1A. Risk Factors in our Form 10-K, any of which could have a material effect on us.

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

VSE CORPORATION

Date:	October 29, 2020	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ Thomas R. Loftus
Thomas R. Loftus
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)