Form 10-K
period 2020-12-31
VSE CORP
filed 2021-03-05
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File Number:  000-3676

VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-0649263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6348 Walker Lane
Alexandria,	Virginia	22310
(Address of Principal Executive Offices)		(Zip Code)

Registrant's Telephone Number, Including Area Code:  (703) 960-4600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.05 per share	VSEC	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2020, was approximately $279 million based on the last reported sales price of the registrant's common stock on the NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of February 26, 2021: 12,670,234.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for the Annual Meeting of Stockholders expected to be held on May 5, 2021, which is expected to be filed with the Securities and Exchange Commission on or about April 2, 2021, have been incorporated herein by reference into Part III of this report.

Forward Looking Statements

This Annual Report on Form 10-K ("Form 10-K") contains statements that, to the extent they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of such safe harbor provisions.

“Forward-looking” statements, as such term is defined by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in Item 1A, "Risk Factors” in this Form 10-K. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward looking-statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I

ITEM 1. Business

History and Organization

VSE Corporation (“VSE,” the “Company,” “we,” “us,” or “our”) is a diversified aftermarket products and services company providing repair services, parts distribution, logistics, and supply chain management support services for land, sea and air transportation assets and information technology and energy consulting services to government and commercial markets. We serve the United States Government (the "government"), including the United States Department of Defense ("DoD"), federal civilian agencies, and commercial and other customers.

VSE was incorporated in Delaware in 1959 and the parent company serves as a centralized managing and consolidating entity for our three operating segments, each of which consists of one or more wholly owned subsidiaries or unincorporated divisions that perform our services. Our operating segments include the Aviation segment, Fleet segment, and Federal and Defense segment. The term "VSE" or "Company" means VSE and its operating businesses unless the context indicates operations of only VSE as the parent company.

	Revenues (in thousands) Years ended December 31,
	2020	%	2019	%	2018	%
Aviation	$165,070	25	$224,546	30	$145,423	21
Fleet	242,170	37	214,520	28	214,809	31
Federal and Defense	254,419	38	313,561	42	336,986	48
	$661,659	100	$752,627	100	$697,218	100

Aviation

Our Aviation segment provides international parts supply and distribution, supply chain solutions, and component and engine accessory maintenance, repair and overhaul ("MRO") services supporting global aftermarket commercial and business and general aviation customers. This business offers a range of services to a diversified global client base of commercial airlines, regional airlines, cargo transporters, MRO integrators and providers, aviation manufacturers, corporate and private aircraft owners, and fixed-base operators ("FBOs"). The Aviation segment generated approximately 25% of our consolidated revenues in 2020. This segment did not have any one client that comprised more than 10% of our consolidated revenues in 2020, 2019 and 2018.

Fleet

Our Fleet segment provides parts supply, inventory management, e-commerce fulfillment, logistics, data management, and other services to assist aftermarket commercial and federal customers with their supply chain management. Operations of this segment are conducted by our wholly owned subsidiary Wheeler Fleet Solutions, which supports the government and commercial truck fleets with parts, sustainment solutions and managed inventory services. Revenues for this business are derived from the sale of vehicle parts and mission critical supply chain services to support client truck fleets. The Fleet segment generated approximately 37% of our consolidated revenues in 2020. The United States Postal Service ("USPS") comprised approximately 27%, 22%, and 25% of our consolidated revenues in 2020, 2019 and 2018, respectively.

Federal and Defense

Our Federal and Defense segment provides aftermarket refurbishment and sustainment services to extend and maintain the life cycle of military vehicles, ships and aircraft for the DoD. The segment provides foreign military sales services, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the DoD and other customers. We also provide energy consulting services and IT solutions to various DoD, federal civilian agencies and commercial clients. The Federal and Defense segment generated approximately 38% of our consolidated revenues in 2020. The foreign military sales program with the U.S. Department of Navy ("FMS Program") comprised approximately 15%, 12%, and 21% of our consolidated revenues in 2020, 2019 and 2018, respectively.

Acquisition and Divestitures

In January 2019, we acquired 1st Choice Aerospace Inc. ("1st Choice Aerospace"), with operations in Florida and Kentucky. 1st Choice Aerospace provides component MRO services and products for new generation and legacy commercial aircraft families. 1st Choice Aerospace is a subsidiary of VSE Aviation, Inc., under our Aviation segment.

In February 2020, we sold our subsidiary Prime Turbines, LLC ("Prime Turbines") and certain related inventory assets for $20.0 million in cash and a $8.3 million note receivable to be paid over a period from 2020 through 2024. Our Aviation segment discontinued turboprop engine MRO services, and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled less than 1% and approximately 4% of our revenue for 2020 and 2019, respectively.

In June 2020, we sold all of the inventory of our subsidiary CT Aerospace, LLC ("CT Aerospace") for a $6.9 million note receivable to be paid to us over a period from 2020 through 2025. Our Aviation segment discontinued sales and leasing of engines and supply of used serviceable engine parts. CT Aerospace's revenues totaled less than 1% and less than 2% of our revenue for 2020 and 2019, respectively.

See Note (2) "Acquisition and Divestitures" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding our acquisition and divestitures.

Products and Services

We provide a broad array of capabilities and resources to support our clients’ aftermarket transportation assets, vehicle fleets, aircraft, systems, equipment and processes. We focus on creating value by sustaining and extending the life and improving the performance of our client assets through core offerings in supply chain management, parts supply and distribution, MRO, equipment refurbishment, logistics and engineering. We also provide IT solutions and energy consulting services.

Typical offerings include supply chain and inventory management services; vehicle fleet sustainment programs; vehicle fleet parts supply and distribution; MRO of aircraft components and engine accessories; aircraft engine and airframe parts supply and distribution; engineering support for military vehicles; military equipment refurbishment and modification; ship MRO and follow-on technical support; logistics management support; sustainable energy supply and electric power grid modernization projects, IT infrastructure and data management, and IT data services for health and public safety. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information regarding our business.

Revenues and Contracts

Our revenues are derived from the delivery of products and from contract services performed for our customers. We offer our products and professional and technical services through various ordering agreements and negotiated and competitive contract arrangements.

Our Aviation segment revenues result from the sale of aircraft parts and performance of MRO services for private and commercial aircraft owners, aviation MRO providers, aviation original equipment manufacturers and other clients. Revenues for the sale of aircraft parts are recognized at a point in time when control is transferred to the customer, which usually occurs when the parts are shipped. Revenues for MRO services are recognized over time as the services are transferred to the customer. MRO services revenue recognized is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore the services transferred to date.

Our Fleet segment revenues result from the sale of aftermarket vehicle parts to government and commercial clients. We recognize revenue from the sale of vehicle parts when the customer takes ownership of the parts.

Our Federal and Defense segment revenues result from professional and technical services that are performed for customers on a contract basis. Revenue is recognized for performance obligations over time as we transfer the services to the customer. The three primary types of contracts used are cost-type, fixed-price, and time and materials. Revenues result from work performed on these contracts by our employees and our subcontractors, and from costs for materials and other work-related costs allowed under our contracts. Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned, with revenue recognized in direct proportion to our present right to consideration for progress toward the complete satisfaction of the performance obligation. Revenues on fixed-price contracts are recorded as work is performed over the period. Revenue is recognized over time using costs incurred to date relative to total estimated costs at completion. Revenues for time and materials contracts are recorded based on the amount we have the right to invoice our customers for work performed and materials delivered.

Customers

Our customers include various government clients and commercial entities. Our USPS work and FMS Program comprised approximately 27% and 15% of our 2020 consolidated revenues, respectively. None of our other customers comprise a significant amount of our 2020 consolidated revenues.

	Revenues by Customer (dollars in thousands) Years ended December 31,
Customer	2020	%	2019	%	2018	%
DoD	$236,397	36	$304,334	41	$334,494	48
Other government*	216,957	33	205,775	27	212,118	30
Commercial	208,305	31	242,518	32	150,606	22
Total	$661,659	100	$752,627	100	$697,218	100
*USPS is part of Other government

Backlog

Funded backlog represents a measure of potential future revenues from work performed on Federal and Defense segment government contracts. Funded backlog is defined as the appropriated and funded value of contracts, less the amount of revenues recognized on such contracts. Our reported backlog is comprised of funding received in incremental amounts for work that is generally expected to be completed within six to twelve months following the award of the funding. Our funded backlog for our Federal and Defense segment as of December 31, 2020, 2019 and 2018 was approximately $183 million, $213 million and $290 million, respectively. Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process. Delays in this process may temporarily diminish the availability of funds for ongoing and planned work.

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

Marketing

Our marketing activities are conducted by each of our businesses by industry-specific sales representatives and professional marketing and business development staff. New customer contacts and information concerning new programs, requirements and opportunities become available through sales calls and client visits, negotiation with key business partners, and formal and informal briefings. We also participate in professional organizations, attend industry trade shows and events in the course of contract performance, and obtain literature published by government, trade associations, professional organizations and commercial entities.

Human Capital Resources

Our employees have a variety of specialized experience, training and skills that provide the expertise required to service our clients. As of December 31, 2020, we had approximately 1,900 employees, compared to approximately 2,800 as of December 31, 2019. Principal employee categories include (a) mechanics and vehicle, aircraft and equipment technicians, (b) logisticians, (c) warehouse and sales personnel, (d) engineers and technicians in mechanical, electronic, industrial, energy services, and (e) information technology professionals in computer systems, applications and products, configuration, change and data management disciplines. The expertise required by our customers frequently includes knowledge of government regulations and procedures. The amount of our unionized employees varies depending on the types of U.S. Government programs that we are supporting at any given time. As of December 31, 2020, approximately 35% of our total workforce was unionized, compared to 35% as of December 31, 2019.

We actively seek initiatives and participate in outreach programs to assist individuals who served in the U.S. Armed Forces. These efforts include an emphasis on hiring military veterans to enhance the quality of our workforce.

We are committed to providing a safe working environment for our employees. Supported by our Health, Environmental and Safety Program, we strive to minimize the risk of injury or illness to workers. We provide our employees with upfront and ongoing safety trainings to ensure that safety policies and procedures are effectively communicated and implemented. We also provide our employees with any additional information, leadership, support and equipment needed to safely perform their job function.

We offer competitive pay and comprehensive benefits to attract, reward and retain a qualified and diverse workforce to achieve our vision and mission and meet the dynamic needs of employees and their families. In addition to competitive base pay, we offer annual bonus opportunities, a Company matched 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, flexible work schedules, and employee assistance programs.

We embrace and encourage inclusion in order to achieve a culture and company environment supporting diversity. Our inclusion and diversity initiatives include our practices and policies on employee recruitment and hiring, professional training and development, employee engagement and the development of a work environment built on the premise of diversity and equity. In 2020, we formed the VSE Inclusion & Diversity Council, an employee led group focused on creating a framework and action plan for inclusion and diversity related initiatives across the organization.

Government Regulation and Supervision

Our Federal and Defense segment business is affected by a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts. See Item A, "Risk Factors".

Our Federal and Defense segment operates in a heavily regulated environment and is routinely audited and reviewed by the U.S. Government and its agencies, including the Defense Contract Audit Agency, and the Defense Contract Management Agency. These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as review the adequacy of our business systems and processes relative to U.S. Government requirements. Business systems subject to audit or review include our accounting systems, purchasing systems, government property management systems, and estimating systems. If an audit uncovers improper or illegal activities, we may be subject to administrative, civil, or criminal proceedings, which could result in fines, penalties, repayments, or compensatory, treble, or other damages. Certain U.S. Government findings against a contractor can also lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges. In addition, any costs we incur that are determined to be unallowable or improperly allocated to a specific contract will not be recovered or must be refunded if already reimbursed.

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

Our business, our contracts with various agencies of the U.S. Government, and our subcontracts with other prime contractors are subject to a variety of laws and regulations, including, but not limited to, the Federal Acquisition Regulation, the Truth in Negotiations Act, the Procurement Integrity Act, the False Claims Act, U.S. Cost Accounting Standards, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. A noncompliance determination by a government agency may result in reductions in contract values, contract modifications or terminations, penalties, fines, repayments, compensatory, treble, or other damages, or suspension or debarment.

We have incurred, and will continue to incur, costs and capital expenditures to comply with these laws and regulations. We believe that our operations currently are being conducted in substantial compliance with all applicable regulations. From time to time, we may experience incidents and encounter conditions that are not in compliance with regulations. We may occasionally receive notices from governmental agencies regarding potential violations of these laws or regulations. In such cases, we will work with the agencies to address any issues and to implement appropriate corrective action when necessary. However, we do not know of any fact or condition that would result in any material liabilities being incurred in the future.

Competition

The supply chain, logistics, distribution, and MRO services offered by our Aviation and Fleet segments and the federally contracted professional and technical services offered by our Federal and Defense segment are conducted in very competitive operating environments. The vehicle parts aftermarket and aviation parts and repair markets are fragmented, with many large and small global private and public competitors that compete for our customer base.

Large, diversified federal contracting firms with greater financial resources and larger technical staff are capable of providing the same services offered by us. Government agencies emphasize awarding contracts on a competitive basis, as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which our Federal and Defense segment currently perform services were either initially awarded on a competitive basis, or have been renewed at least once on a competitive basis. These contracts may be indefinite delivery/indefinite quantity type contracts for which the government makes awards for work among several other eligible contract holders, or they may be single award contracts with multiple option years that may or may not be exercised. Accordingly, there can be no assurance regarding the level of work we may obtain under some of these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A reallocation of government spending priorities or reallocation of work for small business set-aside programs that results in lower levels of potential business in the markets we serve or the services we offer can cause increased competition.

The extent of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. We believe the principal competitive factors for our business are customer knowledge, technical and financial qualifications, past performance, government budgetary priorities, sales force initiatives and price.

Available Information

Copies of our publicly available Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed with or otherwise furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. Such reports and amendments are also available to the public free of charge through our website www.vsecorp.com as soon as reasonably practicable after the reports are electronically filed with the SEC. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

Our future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including those risks set forth below, nonrecurring events and other important factors disclosed previously and from time to time in our other reports filed with the SEC.

Operational Risks

The COVID-19 outbreak has adversely affected and could in the future continue to adversely affect our business.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, and we have experienced and expect to continue to experience varying levels of reductions in demand for our products and services, particularly in the aviation aftermarket. The global aviation market is experiencing a significant decline, specifically in global commercial air travel, which is having a significant impact on the parts distribution and maintenance, repair and overhaul services markets supporting general aviation and commercial aircraft. Our Aviation segment experienced the most impactful reduction in demand for our products and services during fiscal 2020 compared to fiscal 2019, as a decline in commercial aircraft revenue passenger miles contributed to a reduction in demand for aftermarket parts and MRO services. We expect this reduction in demand to continue throughout the first half of 2021. This decrease in demand will adversely impact our operating results for 2021. We cannot estimate with certainty the severity of this impact, but we expect it to be consistent with overall aviation industry trends.

We operate numerous “touch labor” warehouse and maintenance facilities supporting each of our three business segments both in our own facilities and customer facilities. A local outbreak of the virus in any of these facilities could temporarily shut down operations at those facilities until they have been thoroughly cleaned. Employees who become exposed to the virus would need to be quarantined and would be unable to work for 14 days or longer. Similarly, customers who have warehouse or maintenance facilities could be impacted, slowing or reducing demand for our parts distribution services.

Due to the impact of COVID-19 and decisions by our customers to delay the use of, or permanently retire, certain aircraft, demand levels for aviation disruption inventory could decrease in the near term or midterm, which could result in a write-down of existing inventory to adjust to current market trends and adversely affect our results of operations. Furthermore, as a result of COVID-19, some of our commercial customers in the Aviation segment have been and could continue to be negatively impacted as a result of disruption in demand, which has led to delays and could lead to defaults on collections of receivables from them. Such continued delays could further negatively impact our business, results of operations and financial condition.

The impact of the COVID-19 pandemic continues to evolve, and while we expect it to continue to have an adverse effect on our business, financial condition, liquidity, cash flow and results of operations, we are unable to predict the extent, nature or duration of these impacts at this time, although we expect such negative impacts to continue in the first half of 2021.

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

As of December 31, 2020, goodwill and purchased intangible assets generated from prior business acquisitions accounted for approximately 31% and 13%, respectively, of our total assets. We evaluate goodwill values for impairment annually in the fourth quarter or when evidence of potential impairment exists. We also evaluate the values of purchased intangible assets when evidence of potential impairment exists. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or purchased intangible assets.

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

The aviation and vehicle parts industries are highly fragmented, have several highly visible leading companies, and are characterized by intense competition. Some of our OEM competitors have greater name recognition than VSE or our subsidiaries, as well as complementary lines of business and financial, marketing and other resources that we do not have. In addition, OEMs, aircraft maintenance providers, leasing companies and U.S. Federal Aviation Administration ("FAA") certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition.

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

The COVID-19 pandemic has resulted in travel disruption has had an adverse impact on airline spending and demand that has caused a reduction in demand for our aviation products and services for most of 2020. At this point, the extent or duration of the impact that the COVID-19 pandemic may have on our future results remains uncertain.

Global economic conditions and political factors could adversely affect our revenues.

Revenues for work performed in or products delivered to foreign countries are subject to economic conditions in these countries and to political risks posed by ongoing foreign conflicts and potential terrorist activity. Significant domestic and political unrest in client countries can constrain our ability to maintain consistent staffing levels, resulting in a fluctuating level of services performed by our employees. We cannot predict when these conditions will occur or the effect it will have on our revenues. Regime changes in these countries can result in government restrictions upon the continuation of ongoing work. Economic conditions in both the United States and foreign countries, and global prices and availability of oil and other commodities could potentially have an adverse effect on the demand for some of our services, including our aviation services.

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

Disruption of our operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or natural disasters, health crisis, epidemics or pandemics, including the COVID-19 pandemic, or other crises could adversely affect our financial performance and condition. The COVID-19 pandemic could potentially impact our global supply chain network for any of our segments. A fire, flood, earthquake, or other natural disaster, health crises, epidemic, pandemic or other crisis at or affecting physical facilities that support key revenue generating operations, or a procurement system or contractual delay could potentially interrupt the revenues from our operations.

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

The defense industry has experienced, and we expect will continue to experience, significant changes to business practices resulting from greater DoD focus on affordability, efficiencies, business systems, recovery of costs, and a re-prioritization of available defense funds to key areas for future defense spending. The DoD continues to adjust its procurement practices, requirements criteria, and source selection methodology in an ongoing effort to reduce costs, gain efficiencies, and enhance program management and control. We expect the DoD's focus on business practices to impact the contracting environment in which we operate as we and others in the industry adjust our practices to address the DoD's initiatives and the reduced level of spending by the DoD. Depending on how these initiatives are implemented, they could have an impact on our current programs, as well as new business opportunities with the DoD. As a result of certain of these initiatives, we experienced, and may continue to experience, a higher number of audits and/or lengthened periods of time required to close open audits. Such additional or lengthier audits could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

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

The aviation industry is highly regulated by the FAA and similar regulatory agencies in other countries. Aviation engines, engine accessories and components that we sell must meet certain airworthiness standards established by the FAA or the equivalent agencies in certain other countries. We also operate repair facilities that are licensed by the FAA and equivalent agencies of certain other countries to perform such services. New and more stringent regulations may be adopted in the future that could have an adverse effect on us.

Lastly, border tariffs and new trade deals could have significant effects on our customers and, in turn, on our suppliers, which may impact our business.

Due to the nature of our work, we could potentially be exposed to legal actions arising from our operations.

Our work includes many manual tasks, including warehousing, shipping and packing of truck parts inventory, maintaining and repairing military and non-military vehicles, aircraft and equipment, and maintaining and overhauling U.S. Navy ships. Some of our work efforts involve the handling of hazardous materials. These services may pose certain challenges that could cause us to be exposed to legal and other liabilities arising from performance issues, work related incidents or employee misconduct that result in damages, injury or death to third parties. Such events could cause us to suffer financial losses and adversely affect our financial condition. See Item 3, "Legal Proceedings” below.

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

Technology Risks

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

Financial Risks

There can be no assurance we will continue to pay dividends at current levels or in the future.

The payment of cash dividends and repurchases of our common stock are subject to limitations under applicable law and our bank loan agreement, and to the discretion of our board of directors, considered in the context of then current conditions, including our earnings, other operating results, and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends.

Our debt exposes us to certain risks.

As of December 31, 2020, we had $251 million of total debt outstanding (net of unamortized debt issuance costs). The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

•Increasing our vulnerability to adverse economic or industry conditions;
•Requiring us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives, and general corporate purposes;
•Increasing our vulnerability to, and limiting our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•Exposing us to the risk of higher interest rates on borrowings under our Credit Facility, which are subject to variable rates of interest;
•Placing us at a competitive disadvantage compared to our competitors that have less debt; and
•Limiting our ability to borrow additional funds.

In addition, the interest rate on our term loan borrowings and revolving loan borrowings is based on the London Interbank Offered Rate (“LIBOR”). LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021, and it appears likely that LIBOR will be discontinued or modified by 2021. The consequences of the discontinuance of the LIBOR benchmark cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness.

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

We own facilities located in an industrial park in Somerset, Pennsylvania where we conduct our Fleet segment operations. These properties consist of approximately 30 acres of land and buildings totaling approximately 271,000 square feet of office, engineering and warehouse space.

We own two properties that we use to conduct our Aviation segment operations. The first property consists of a building with approximately 30,500 square feet of warehouse and office space in Independence, Kansas that is located on leased municipal airport land. The second property consists of approximately nine acres of land and a building with approximately 60,000 square feet of warehouse and office space in Hebron, Kentucky, acquired in 2019.

We own and operate two facilities in Ladysmith, Virginia. One of these properties consists of approximately 44 acres of land and multiple storage and vehicle maintenance buildings totaling approximately 56,000 square feet of space. The other property consists of 30 acres of land and buildings totaling approximately 13,500 square feet of space. We also own and operate a property in Texarkana, Arkansas consisting of approximately 10 acres of land and a building totaling approximately 79,000 square feet. We use these properties primarily to provide refurbishment services for military equipment, storage and maintenance.

We also provide services and products from facilities generally occupied under short-term leases primarily located near customer sites to facilitate communications and enhance program performance. As of December 31, 2020, we leased approximately 13 such facilities with a total of approximately 254,000 square feet of office, shop and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from locations outside of the United States, generally at foreign shipyards, U.S. military installations and aircraft parts distribution facilities.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VSE common stock, par value $0.05 per share, is traded on the NASDAQ Global Select Market ("NASDAQ"), trading symbol, "VSEC."

Common Stock - Dividend Paid Per Share

	Dividend Paid Per Share
Quarter Ended	2020	2019
March 31	$0.09	$0.08
June 30	0.09	0.09
September 30	0.09	0.09
December 31	0.09	0.09
For the Year	$0.36	$0.35

Holders

As of February 1, 2021, VSE common stock, par value $0.05 per share, was held by approximately 226 stockholders of record. The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

Dividends

Pursuant to our bank loan agreement, as discussed in Note (8) "Debt" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, the payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973 and have increased our dividend each year since 2004.

Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, VSE did not sell any of its equity securities that were not registered under the Securities Act. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Rule 10b-18 (a)(3) under the Exchange Act) other than 25,859 shares of our restricted common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan to cover their personal tax liability for restricted stock awards under the VSE Corporation 2006 Restricted Stock Plan (the "2006 Restricted Stock Plan").

Equity Compensation Plan Information

We have one compensation plan approved by our stockholders under which our equity securities are authorized for issuance to employees and directors: the 2006 Restricted Stock Plan. The following table sets forth the amounts of securities authorized for issuance under the 2006 Restricted Stock Plan as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	725,945
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	725,945

See Note (10) "Stock-Based Compensation Plans" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding the 2006 Restricted Stock Plan.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of VSE common stock with (a) a performance index for the broad market, the NASDAQ Global Select Market, on which VSE common stock is traded and (b) a the Company's peer group which is comprised of other public companies that operate in industries or lines of businesses similar to ours. These companies include Heico Corporation, Dorman Products, Inc., Navistar International Corporation, Vectrus, Inc., ManTech International Corporation, and CACI International Inc.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VSE Corporation, The NASDAQ Composite Index, and Peer Groups

400
350
300
250
200
150
100
50
0
12/15
12/16
12/17
12/18
12/19
12/20
VSE
NASDAQ Composite
Peer Group

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Performance Graph Table

	2015	2016	2017	2018	2019	2020
VSE	100	125.82	157.85	98.18	126.24	129.43
NASDAQ Composite	100	108.87	141.13	137.12	187.44	271.64
Peer Group	100	163.24	193.41	199.86	274.02	315.43

ITEM 6. Selected Financial Data

This consolidated summary of selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K and with the Consolidated Financial Statements and related Notes included in Item 8 of this Form 10-K. Results for reporting periods beginning after January 1, 2018 are presented under the adoption of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), prior periods were not restated for the adoption of ASU 2016-02. The historical results set forth in this Item 6 are not necessarily indicative of VSE's future results of operations.

(in thousands, except per share data)

	Years ended December 31,
	2020	2019	2018	2017	2016

Revenues	$661,659	$752,627	$697,218	$760,113	$691,790

Net (loss) income (1)	$(5,171)	$37,024	$35,080	$39,096	$26,793

Basic earnings per share:
Net (loss) income (1)	$(0.47)	$3.38	$3.23	$3.61	$2.48

Diluted earnings per share:
Net (loss) income (1)	$(0.47)	$3.35	$3.21	$3.60	$2.47

Cash dividends per common share	$0.36	$0.35	$0.31	$0.270	$0.235
(1) Net income and basic and diluted earnings per share prior to 2017 were not impacted by the Tax Cuts and Jobs Act.

	As of December 31,
	2020	2019	2018	2017	2016

Working capital	$215,729	$191,158	$176,342	$134,563	$110,021

Total assets	$780,081	$845,864	$638,828	$629,013	$661,839

Long-term debt	$230,714	$253,128	$151,133	$165,614	$193,621

Long-term operating lease obligations	$22,815	$24,441	$—	$—	$—

Long-term lease obligations	$—	$—	$18,913	$20,581	$21,959

Stockholders' equity	$356,317	$363,101	$328,395	$293,095	$255,194

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Our Business

We are a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets in the public and private sectors. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to the government, including the Department of Defense ("DoD"), federal civilian agencies, and to commercial and other customers. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul ("MRO") services for vehicle fleet, aviation, and other customers. We also provide vehicle and equipment maintenance and refurbishment, logistics, engineering support, energy services, IT and health care IT solutions, and consulting services. See Item 1, “Business-Customers” above for revenues by customer.

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

In February 2020, we sold our subsidiary Prime Turbines, LLC ("Prime Turbines") and certain related inventory assets for $20.0 million in cash and a $8.3 million note receivable to be paid over a period from 2020 through 2024. Our Aviation segment discontinued turboprop engine MRO services, and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled less than 1% and approximately 4% of our revenue for 2020 and 2019, respectively.

In June 2020, we sold all of the inventory of our subsidiary CT Aerospace, LLC ("CT Aerospace") for a $6.9 million note receivable to be paid to us over a period from 2020 through 2025. Our Aviation segment discontinued sales and leasing of engines and supply of used serviceable engine parts. CT Aerospace's revenues totaled less than 1% and less than 2% of our revenue for 2020 and 2019, respectively.

See Note (2) "Acquisition and Divestitures" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding our acquisition and divestitures.

Public Common Stock Offering

In February 2021, we completed an underwritten public offering of common stock, generating gross proceeds of approximately $56 million and net proceeds of approximately $52 million through the issuance of 1,599,097 shares of common stock, including an additional 170,497 shares that were issued pursuant to the underwriters' exercise of their option to purchase additional shares, at an offering price of $35.00 per share. We expect to use the net proceeds for general corporate purposes, which may include among other things, financing strategic acquisitions, working capital requirements for new program launches, and repaying outstanding borrowings under our revolving credit facility.

Organization and Segments

Our operations are conducted within three reportable segments aligned with our operating segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense. We provide more information about each of these reportable segments under Item 1, “Business-History and Organization.”

Concentration of Revenues

	(in thousands) Years ended December 31,
Source of Revenues	2020	%	2019	%	2018	%
DoD	$236,397	36	$304,334	41	$334,494	48
Other government	216,957	33	205,775	27	212,118	30
Commercial	208,305	31	242,518	32	150,606	22
Total Revenues	$661,659	100	$752,627	100	$697,218	100

COVID-19 Discussion

Forward Looking Information

Disclosures that address business and operating considerations associated with the COVID-19 pandemic are made under highly uncertain conditions and may involve forward looking information that is based on assumptions and expectations regarding future events. Please refer to the discussion under Item 1A, "Risk Factors" of this annual report on Form 10-K with respect to our discussion of trends or uncertainties arising from or impacted by the COVID-19 pandemic.

Demand for Products and Services, Operating Results, and Financial Condition

All of our businesses have remained operational since the onset of the COVID-19 pandemic through the end of 2020, and we continue to operate with limited disruption. We have experienced varying levels of reduction in demand for our services and products, and have adjusted our cost structure to support the current and near-term forecasted demand environment. The majority of the cost reductions occurred within our Aviation segment, as a decline in commercial aircraft revenue passenger miles contributed to a reduction in demand for aftermarket parts and MRO services. We currently anticipate demand levels within the Aviation segment will remain muted through the first half of 2021, pending a recovery in the broader market. This decrease in demand adversely impacted our operating results for 2020.

While current conditions raise the potential for a decline in performance for our Fleet segment and our Federal and Defense segment, we anticipate limited disruption in demand for the products and services they offer, as compared to other industries, due to the nature of their government, defense and e-commerce customer bases. Our parts supply for truck fleets, including the United States Postal Service ("USPS") delivery vehicles and our DoD program services, provide support for the essential services conducted by our customers.

We have not experienced a material adverse change in our financial condition at this time as a result of the COVID-19 pandemic; however, a prolonged disruption in the demand for our products and services could have an adverse impact on our operating results and cause a material adverse change in our financial condition. We will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on our business.

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

We have a loan agreement with a bank group comprised of ten banks, including multiple large banks and multiple regional banks. Our revolving credit facility under this loan agreement provides $350 million in loan commitments, of which we have currently borrowed approximately 50%. The potential for additional declines in our earnings may impact our financial covenant ratios in future periods. Accordingly, in the second quarter of 2020, we amended the loan agreement to provide increased financial covenant flexibility through 2021.

Material Impairments

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

Our interim impairment analysis indicated that our VSE Aviation reporting unit, within our Aviation segment, had a fair value less than its carrying value and had incurred an impairment. We recognized a goodwill impairment charge of $30.9 million for our VSE Aviation reporting unit in the second quarter of 2020. Prior to the onset of the COVID-19 pandemic, our Aviation segment was performing strongly. Our VSE Aviation reporting unit experienced lower customer demand in 2020 as compared to 2019, and we expect it will continue to experience lower customer demand during the first half of 2021, but we believe market opportunities will increase for us in the long term. Accordingly, at this time we do not anticipate any further material impairments in our Aviation segment. However, should the magnitude and duration of the downturn be greater than we anticipated in our analysis, there could be further impairment.

Balance Sheet Asset Valuation

Our goodwill and intangible assets could be impacted by changes in economic conditions affecting our revenue projections and the market valuation of public companies. See "Material Impairments" above for further details. We do not believe that there are or will be significant changes in judgments in determining the fair value of other assets on our balance sheet or that our ability to timely account for them will be negatively impacted. While the COVID-19 pandemic may cause some delays in collecting some of our accounts receivable and potentially give rise to some bad debt write offs, we do not expect this to have a material impact on our accounts receivable. We have made opportunistic purchases of aviation parts, resulting in an increase in our inventory levels. While the COVID-19 pandemic has slowed demand for our products, we do not expect a material adverse impact to the carrying value of our inventory. If we experience further slowness in demand or if the lower level of demand lasts significantly longer than we anticipate, our inventory may be subject to valuation adjustments.

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

Our business operations are deemed critical and essential by Federal and State governments. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption. We implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention, and mandated remote working where practicable.

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

Health and Safety

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

Aviation Segment

The COVID-19 pandemic caused a reduction in global demand for air travel and decreased revenue passenger miles, which had an adverse impact on demand for our Aviation products and services beginning in the second quarter of 2020. Due to the uncertainty in the travel industry associated with the COVID-19 pandemic, we expect decreased demand to continue into the first half of 2021. Revenue in our non-divested Aviation businesses for the fourth quarter of 2020 decreased approximately 26% from the fourth quarter of 2019. Despite the year over year decline, we believe that the second quarter of 2020 represented the bottom of the revenue decline, as revenue in our non-divested Aviation businesses for the third and fourth quarters of 2020 have increased sequentially since the second quarter of 2020.

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

Fleet Segment

Our Fleet segment continues to focus on both its core USPS and DoD customer base and commercial customer diversification. We are expanding our presence in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs to new commercial customers. Commercial customer revenue continues to see a strong growth trend, increasing more than 80% during the fourth quarter of 2020 compared to the same period in 2019, driven by a 185% increase in e-commerce fulfillment revenues. We believe the COVID-19 pandemic is likely to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms has remained consistent.

Federal and Defense Segment

We entered 2020 with a focus on redefining VSE in the federal marketplace, investing in business development, growing our capability and product offerings, and broadening our range of new business targets to build our contract backlog and expand our markets and offerings. The anticipated revenue decline experienced by this segment in 2020 is primarily attributable to the expiration of a large U.S. Army contract in January 2020. We expect that our refocused business development efforts in 2020 will produce revenue growth in subsequent years. We expect the COVID-19 pandemic to have a limited adverse impact on revenues for this segment, as the U.S. government is expected to maintain critical DoD preparedness programs.

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

Bookings and Funded Backlog

Revenues for federal government contract work performed by our Federal and Defense segment depend on contract funding (“bookings”), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

For the year ended December 31, 2020, Federal and Defense segment bookings increased 18% year-over-year to $270 million, while total funded backlog declined 14% year-over-year to $183 million. The decline in funded backlog was primarily attributable to the completion of certain DoD contracts in 2020. The current management team is focused on revitalizing this business, with an emphasis on growing backlog to promote future revenue growth.

A summary of our bookings and revenues for our Federal and Defense segment for the years ended December 31, 2020, 2019 and 2018, and funded contract backlog for this segment as of December 31, 2020, 2019 and 2018 is as follows (in millions):

	2020	2019	2018
Bookings	$270	$228	$321
Revenues	$254	$314	$337
Funded Backlog	$183	$213	$290

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements. The development and selection of these critical accounting policies have been determined by our management. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors. Due to the significant judgment involved in selecting certain of the assumptions used in these policies, it is possible that different parties could choose different assumptions and reach different conclusions. We consider our policies relating to the following matters to be critical accounting policies.

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

In the first quarter of 2020, despite the excess fair value identified in our 2019 impairment assessment, market conditions as a result of the COVID-19 pandemic resulted in a significant decline in our market capitalization as well as an overall stock market decline amid market volatility, triggering the need for an interim goodwill impairment test. We performed an interim impairment analysis as of March 31, 2020, utilizing a qualitative approach for our reporting units. Under this approach, we reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, which included the duration and extent of the impact to our business from the COVID-19 pandemic. We concluded it was more likely than not that the fair value exceeded the carrying value of our reporting units with the exception of our VSE Aviation reporting unit, which required a quantitative impairment test. Under the income approach, the fair value of our VSE Aviation reporting unit was determined based on the present value of estimated future cash flows, discounted at an appropriate discount rate. We used our updated forecasts which considered recent events to estimate future cash flows. Our forecasts assumed containment of the COVID-19 pandemic to be achieved by mid-2020 with a gradual increase in travel demand beginning mid-to-late 2020 and into 2021, with substantial recovery thereafter. Based on our assessment, it was determined that the fair value of the VSE Aviation reporting unit approximated its carrying value and no impairment charge was required.

Given the continued presence and impact of the COVID-19 pandemic on the global economy, we performed an interim impairment analysis in the second quarter of 2020 utilizing a quantitative assessment approach for all reporting units. Based on our quantitative impairment assessment as of June 1, 2020, we determined that the fair value of our reporting units, with the exception of our VSE Aviation reporting unit, significantly exceeded their carrying value and no impairment charge was required. The estimated fair value of our VSE Aviation reporting unit was determined to be below its carrying value. The key assumptions used to determine the fair value of the VSE Aviation reporting unit were: (a) expected cash flows with a compounded revenue growth rate of approximately 6% for a period of seven years; (b) long-term growth rate of 3% in the terminal year; and (c) a discount rate of 13.5%. The discount rate was based on a weighted average cost of capital adjusted for relevant risks of the reporting unit's future cash flow assumptions, taking into consideration the risks due to the uncertainty surrounding the effects of the COVID-19 pandemic on our operations. The internal forecasts used to estimate future cash flows in the quantitative analysis for our VSE Aviation reporting unit projected lower forecasted revenues and operating results than those used in the first quarter interim analysis. The decline in revenue projections was due to lower demand for the reporting unit's products and services, which was impacted by reduced global air travel and decreased passenger miles caused by the COVID-19 pandemic. The lower projections also considered updated assumptions regarding the uncertainty surrounding the timing and speed at which recovery from the COVID-19 pandemic could occur. The updated forecasts assumed suppressed demand to continue throughout 2020 and into 2021, with a slower and more gradual recovery thereafter. These lower operating results and cash flows from the reductions in revenue, resulted in a substantial decline in the fair value of the VSE Aviation reporting unit. As a result, we recognized an impairment charge in the second quarter of 2020 of $30.9 million, which is the amount by which the carrying amount exceeded the reporting unit's fair value.

In the fourth quarter of 2020, we performed our annual goodwill analysis, electing to perform a qualitative assessment for each of our reporting units. In performing this assessment, we reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, financial forecast information for each reporting unit, and recent performance of the Company's share price. Our qualitative assessment determined that it is more likely than not that the fair value of the reporting unit exceeded the carrying value and therefore a quantitative analysis was not necessary. We will continue to closely monitor the operational performance of these reporting units as they relate to goodwill impairment.

Our VSE Aviation reporting unit had approximately $144 million of remaining goodwill as of December 31, 2020. The remaining goodwill balance of this reporting unit continues to be at risk for future impairment due to the uncertainty surrounding the macroeconomic factors impacting this reporting unit. A sustained downturn, significantly extended recovery, a change in long-term operating growth, or negative change in any of the key assumptions for this reporting unit could increase the likelihood of additional impairment in future periods.

We also review the recoverability of our long-lived assets with finite lives when an indicator of impairment exists. For the same reasons discussed above, we assessed the recoverability of the long-lived assets with finite lives. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these long-lived assets with finite lives, we determined that their carrying values were recoverable.

As of December 31, 2020, we had no intangible assets with indefinite lives and we had an aggregate of approximately $238 million of goodwill associated with our acquisitions.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. This method also requires the recognition of future tax benefits, such as net operating and capital loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The carrying value of net deferred tax assets is based on assumptions regarding our ability to generate sufficient future taxable income to utilize these deferred tax assets.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see "Nature of Business and Significant Accounting Policies-Recently Issued Accounting Pronouncements" in Note (1) to our Consolidated Financial Statements included below in Item 8.

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2020 to fiscal 2019. For a similar discussion that compares fiscal 2019 to fiscal 2018, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Form 10-K for the fiscal year ended December 31, 2019.

	Consolidated Statements of Income (in thousands) Years ended December 31,
	2020	%	2019	%	2018	%
Revenues	$661,659	100.0	$752,627	100.0	$697,218	100.0
Costs and operating expenses	606,896	91.7	692,370	92.0	644,688	92.4
Loss on sale of business entity and certain assets	(8,214)	(1.2)	—	—	—	—
Gain on sale of property	1,108	0.2	—	—	—	—
Goodwill and intangible asset impairment	(33,734)	(5.1)	—	—	—	—
Gain on sale of contract	—	—	—	—	1,700	0.2
Operating income	13,923	2.2	60,257	8.0	54,230	7.8
Interest expense, net	13,496	2.0	13,830	1.8	8,982	1.3
Income before income taxes	427	0.2	46,427	6.2	45,248	6.5
Provision for income taxes	5,598	0.8	9,403	1.3	10,168	1.5
Net (loss) income	$(5,171)	(0.6)	$37,024	4.9	$35,080	5.0

Year Ended 2020 Compared to Year Ended 2019

Revenues

Our revenues decreased by approximately $91 million or 12%% for the year ended December 31, 2020 as compared to the prior year. The change in revenues for this period resulted from decreases in our Aviation segment and Federal and Defense segment revenues of approximately $59 million and $59 million respectively, and an increase in our Fleet segment revenues of approximately $28 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.
Costs and Operating Expenses

Our costs and operating expenses decreased approximately $85 million or 12% in 2020 as compared to 2019. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment.

Costs and operating expenses for 2020 included an expense reduction of approximately $5.0 million for an adjustment to our earn-out obligation, an expense of approximately $1.0 million for executive transition costs, and an expense of approximately $700 thousand for severance pay related to a reduction in workforce associated with the COVID-19 pandemic induced reduction in demand. Costs and expenses for 2019 included expenses of approximately $2.3 million for acquisition related and executive transition costs.

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

Gain on Sale of Property

Gain on sale of property of $1.1 million is comprised the sale of a Miami, Florida real estate holding during the first quarter of 2020.

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

Operating Income

Our operating income decreased approximately $46.3 million or 76.9% for 2020 as compared to 2019. Operating income decreased approximately $53.0 million for our Aviation segment and approximately $3.2 million for our Fleet segment, and increased approximately $8.0 million for our Federal and Defense segment. The decrease in the operating income for our Aviation segment was primarily due to a $33.7 million goodwill and intangible asset impairment charge and a $8.2 million loss on the divestiture of Prime Turbines and sale of CT Aerospace inventory. Operating income for 2020 increased approximately $5.0 million for an adjustment to our earn-out obligation and $1.1 million for a gain on the sale of certain real estate holdings, and decreased approximately $700 thousand for severance pay related to a reduction in workforce associated with the COVID-19 pandemic induced reduction in demand. Operating income for 2019 decreased approximately $2.3 million for acquisition related and executive transition costs.

Interest Expense

Interest expense decreased approximately $334 thousand in 2020 as compared to 2019 primarily due to a reduction in bank borrowing and lower average interest rates.

Provision for Income Taxes

Our effective tax rate was 1,311.0% for 2020 and 20.3% for 2019. The increase in the effective tax rate for 2020 compared to 2019 primarily results from: (1) significantly lower pre-tax book income in the current year, (2) approximately $16.4 million of our goodwill impairment loss that is non-deductible for income tax purposes, and (3) a full valuation allowance established to offset the capital loss benefit in connection with our divestiture of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period.

Our tax rate is also affected by discrete items that may occur in any given year but may not be consistent from year to year. In addition to state income taxes, certain federal and state tax credits and permanent book-tax differences such as foreign derived intangible income ("FDII") deduction and unrealized investment income or loss from our COLI plan caused differences between the statutory U.S. federal income tax rate and our effective tax rate.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Years ended December 31,
	2020	%	2019	%	2018	%
Revenues	$165,070	100.0	$224,546	100.0	$145,423	100.0
Costs and operating expenses	159,743	96.8	206,645	92.0	134,347	92.4
Loss on sale of business entity and certain assets	(8,214)	(5.0)	—	—	—	—
Gain on sale of property	1,108	0.7	—	—	—	—
Goodwill and intangible asset impairment	(33,734)	(20.4)	—	—	—	—
Operating (loss) income	$(35,513)	(21.5)	$17,901	8.0	$11,076	7.6

Revenues for our Aviation segment decreased approximately $59 million or 26% for 2020 as compared to the prior year. Distribution revenues decreased approximately $23 million and repair revenues decreased approximately $36 million. The revenue declines are primarily attributable to the impact of the COVID-19 pandemic on the broader aviation markets that has lowered demand from our Aviation customers and the divestiture of Prime Turbines in February 2020 and the sale of all of CT Aerospace inventory in June 2020. Revenues for the divested businesses were approximately $8.9 million for 2020 compared to approximately $38 million for 2019.

Costs and operating expenses decreased approximately $47 million or 23% for 2020 compared to 2019 due to decreased demand for our products and services, as a result of the COVID-19 pandemic, cost reduction actions implemented in response to the reduction in demand, and the elimination of costs and expenses associated with our divested businesses. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions, allocated corporate costs, and valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $8.8 million and $10 million for 2020 and 2019, respectively. Expense for allocated corporate costs was approximately $5.8 million and $6.6 million for 2020 and 2019, respectively. Valuation adjustments to the accrued earn-out obligation decreased costs and operating expenses approximately $5.0 million for 2020 and increased costs and operating expenses approximately $1.9 million for 2019.

Loss on sale of a business entity and certain assets of $8.2 million for 2020 is comprised of the difference between the carrying value on our books for our Prime Turbines business and certain associated assets and the sale price upon divestiture in the first quarter of 2020, plus the difference between the carrying value on our books of CT Aerospace inventory and the sale price of the inventory upon sale in the second quarter of 2020.

Gain on sale of property for 2020 is comprised of approximately $1.1 million associated with the sale of a Miami, Florida real estate holding.

The goodwill and intangible asset impairment of $33.7 million for 2020 is comprised of a charge to write down the goodwill carrying value of our Aviation businesses due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

We had an operating loss of approximately $35.5 million in 2020 compared to operating income of approximately $17.9 million in 2019, a decrease of approximately $53.4 million or 298%. The primary components of the decrease were a $33.7 million goodwill and intangible asset impairment charge, a $8.2 million loss on the divestiture of Prime Turbines and sale of CT Aerospace inventory, non-recurring expenses of approximately $1.1 million for inventory valuation adjustments and other closing costs related to the relocation of our German facility operations, and a decline in profits for our continuing businesses due to a decrease in demand for our products and services associated with the COVID-19 pandemic. Partially offsetting the decrease was a $1.1 million gain on the sale of certain real estate holdings and $5.0 million benefit for an adjustment to our earn-out obligation in connection with the acquisition of 1st Choice Aerospace.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Years ended December 31,
	2020	%	2019	%	2018	%
Revenues	$242,170	100.0	$214,520	100.0	$214,809	100.0
Costs and operating expenses	215,511	89.0	184,701	86.1	184,183	85.7
Operating income	$26,659	11.0	$29,819	13.9	$30,626	14.3

Revenues for our Fleet segment increased approximately $28 million or 13% for 2020, as compared to the prior year. Revenues from commercial customers increased approximately $21 million or 93%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased approximately $4 million or 14%, and revenues from sales to other government customers increased approximately $11 million or 6%. Sales to other government customers included revenue of approximately $26.6 million for fulfillment of a non-recurring order for COVID-19 related supplies.

Costs and operating expenses increased approximately $31 million or 16.7%, primarily due to the non-recurring order for COVID-19 related supplies. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $7.4 million for 2020 and approximately $7.9 million for 2019. Expense for allocated corporate costs was approximately $8.0 million for 2020 and approximately $6.2 million for 2019.

Operating income decreased by approximately $3.2 million or 11% for 2020 as compared to the prior year, primarily due to a change in the mix of products sold, including increased commercial customer revenues and the non-recurring order for COVID-19 related supplies, which had a nominal profit margin.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Years ended December 31,
	2020	%	2019	%	2018	%
Revenues	$254,419	100.0	$313,561	100.0	$336,986	100.0
Costs and operating expenses	228,110	89.7	295,417	94.2	322,889	95.8
Gain on sale of contract	—	—	—	—	1,700	0.5
Operating income	$26,309	10.3	$18,144	5.8	$15,797	4.7

Revenues for our Federal and Defense segment decreased approximately $59 million or 19% and costs and operating expenses decreased approximately $67 million or 23% for 2020, as compared to the prior year primarily due to the expiration of a large U.S. Army contract in January 2020 and two other U.S. Army contracts in the second half of 2020. Other changes affecting our revenues and costs and operating expenses included increased revenues from existing U.S. Navy and U. S. Army work.

Operating income increased approximately $8.2 million or 45% for 2020 compared to the prior year. Revenue declines occurred in our lower margin work, resulting in minimal loss of operating income, and we have increased operating income through margin improvements primarily due to work performed under fixed price contracts.

Financial Condition

There has been no material adverse change in our financial condition in 2020. Our bank debt decreased approximately $19.3 million and our earn-out obligation in connection with the acquisition of 1st Choice Aerospace decreased approximately $36.7 million. We had $175 million of unused bank loan commitments as of December 31, 2020. In June 2020, we amended our loan agreement with our banks to provide increased financial covenant flexibility due to market volatility resulting from the COVID-19 pandemic. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing of inventory purchases, contract delivery schedules, and subcontractor and vendor payments required to perform our contract work; the timing of government contract funding awarded; collections from our customers; the sale of a real estate holding in Miami, Florida; and the divestiture of our Prime Turbines business and sale of CT Aerospace inventory.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased by approximately $356 thousand during 2020.

Cash provided by operating activities increased approximately $17.8 million in 2020 as compared to 2019. The change was attributable to a decrease of approximately $42.2 million in cash provided by net income, an increase of approximately $31.4 million in other non-cash operating activities and an increase of approximately $28.6 million due to changes in the levels of operating assets and liabilities.

Inventories and accounts receivable represent a significant amount of our assets, and accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $50.2 million, cash provided by decreases in receivables and unbilled receivables was approximately $27.4 million, and cash provided by increases in accounts payable and deferred compensation was approximately $3.5 million for 2020. The increase in our inventory levels were primarily due to purchases of inventory in connection with new program initiatives. A significant portion of accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials and inventory to fulfill contract obligations and distribution agreements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations. We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 economic down-turn.

Cash provided by investing activities was approximately $20.2 million for 2020 compared to cash used in investing activities of approximately $122.8 million for 2019. In 2019, approximately $113 million was used for the acquisition of 1st Choice Aerospace and in 2020, approximately $24.2 million was provided by proceeds from the divestiture of our Prime Turbines business and CT Aerospace inventory and the sale of a Miami, Florida real estate holding. Other cash used in investing activities consisted primarily of purchases of property and equipment.

Cash used in financing activities was approximately $56.3 million in 2020 as compared to cash provided by financing activities of approximately $105.4 million in 2019. Financing activities consisted primarily of borrowing and repayment of debt, earn-out obligation payments and dividend payments.

We paid cash dividends totaling approximately $4.0 million or $0.36 per share during 2020. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We have considered the effects of the COVID-19 pandemic on our liquidity and capital resources, and we currently do not expect a material adverse impact on our ability to meet future liquidity needs. See “COVID-19 Discussion-Capital, Financial Resources, Credit Losses, and Liquidity” and Item 1A, "Risk Factors" for additional details regarding the impact of COVID-19 on our liquidity and capital resources. As discussed in greater detail below, under the terms of our existing loan agreement, we are required to maintain certain financial covenants. The COVID-19 pandemic has disrupted the demand for our Aviation segment products and services and further disruption is possible. Accordingly, we amended our existing loan agreement with our banks in the second quarter of 2020 to provide increased financial covenant flexibility.

Our external financing consists of a loan agreement with a bank group that was amended in June 2020 and expires in January 2023. The loan agreement includes a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The term loan requires quarterly installment payments. Our required term loan payments after December 31, 2020 are approximately $21.6 million in 2021, $22.5 million in 2022, and $33.9 million in 2023. The amount of term loan borrowings outstanding as of December 31, 2020 was $78.0 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of December 31, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $175.5 million in revolving loan amounts outstanding and no of letters of credit outstanding as of December 31, 2020. We had approximately $152.0 million in revolving loan amounts outstanding and $54 thousand letters of credit outstanding as of December 31, 2019.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The applicable LIBOR rate has a floor of 0.75%. As of December 31, 2020, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We executed compliant interest rate hedges. As of December 31, 2020, interest rates on portions of our outstanding debt ranged from 3.75% to 6.32%, and the effective interest rate on our aggregate outstanding debt was 4.80%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. The restrictive covenants require that we maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and a maximum Total Funded Debt to EBITDA Ratio that varies over future periods as indicated in the table below. We were in compliance with required ratios and other terms and conditions as of December 31, 2020. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

In January 2021, we initiated a public offering of shares of VSE common stock pursuant to an effective shelf registration statement. The offering closed in February 2021 with the sale of 1,599,097 shares, including an additional 170,497 shares that were sold pursuant to the underwriters' exercise of their option to purchase additional shares resulting in net proceeds of approximately $52 million. We expect to use the net proceeds for general corporate purposes, which may include among other things, financing strategic acquisitions, working capital requirements for new program launches, and repaying outstanding borrowings under our revolving credit facility.

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

Contractual Obligations

Our contractual obligations as of December 31, 2020 are (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Bank loan debt	$253,461	$21,563	$231,898	$—	$—
Operating lease obligations	31,594	5,366	10,348	10,465	5,415
Total	$285,055	$26,929	$242,246	$10,465	$5,415

Estimated cash requirements for interest on our bank loan debt are approximately $9.0 million for 2021 and $6.0 million for 2022.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2021 expressed an unqualified opinion.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition based on the percentage of completion method
For the year ended December 31, 2020, the Company’s Federal and Defense Segment (“FDS”) recognized $254.4 million in contract revenue, of which $138.4 million was recognized from services provided on firm-fixed price contract types. As more fully described in Note 1 to the consolidated financial statements, the Company’s FDS segment recognizes revenue over time as control transfers to a customer, based on the extent of progress towards satisfaction of the related performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type selected by the customer during contract negotiation and the nature of the services and solutions to be provided. For performance obligations requiring the delivery of a service for a fixed price, the Company’s FDS segment uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input model) represents a reasonable measure of progress toward the satisfaction of a performance obligation, in order to estimate the portion of total transaction price earned. We identified the initial development and subsequent changes related to estimates-at-completion as a critical audit matter.

The principal considerations for our determination that the use of estimates-at-completion in recognizing revenue is a critical audit matter are the judgments involved in the initial creation and subsequent updates to the Company’s FDS segment estimates-at-completion and related profit recognized which required challenging and significant auditor judgment in the execution of our procedures. Inputs and assumptions requiring significant management judgment included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfinished performance obligations.

Our audit procedures in response to this matter included the following, among others.

•We tested the design and operating effectiveness of controls relating to the initial drafting of estimates-at-completion and the ongoing monitoring of changes in estimates specific to the estimates-at-completion.

•We tested management’s process for developing, revising and applying estimates-at-completion to a sample of contracts. Our testing included evaluating key inputs and assumptions by comparing them to underlying supporting documentation or other corroborating evidence, such as subcontractor agreements, historical hours for similar service offerings, or other contractual documentation that supports estimated costs.

•We obtained subsequent event information on a contract-by-contract basis and performed a “look-back” analysis of contracts completed during the year ended December 31, 2020 and compared the final gross margin to the estimated margins throughout the contract life cycle to assess the Company’s FDS segment’s ability to develop reliable estimates.

Goodwill Impairment Assessment – VSE Aviation Reporting Unit
At December 31, 2020, the Company’s Aviation reporting unit had a goodwill balance of $144.1 million which represented approximately 19% of total assets. As more fully described in Note 1 and Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level using either a qualitative or quantitative approach. As part of the quantitative approach, the Company determines the fair value of the reporting unit through a combination of an income-based approach using a discounted cash flow method and market-based valuation methodologies. An impairment charge will be recognized to the extent that the fair value of the reporting unit is less than its carrying value.

The principal considerations for our determination that performing procedures relating to the quantitative goodwill impairment assessments is a critical audit matter are the significant judgements by management when developing the fair value of the VSE Aviation Reporting Unit. In particular, the fair value estimate was sensitive to significant assumptions, such as revenue growth rates, operating margins, cash flows, terminal value, discount rates, weighted average costs of capital, and identification of peer group and related market multiples which are affected by expectations about future market or economic conditions and expected future operating results of the Aviation segment business.

Our audit procedures in response to this matter included the following, among others:

•We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s goodwill impairment process. This included controls over management’s identification and evaluation of triggering events that necessitate the need for an interim goodwill impairment assessment as well as management’s review of the valuation model and significant assumptions underlying the fair value determination, as described above.

•We obtained management’s analysis of triggering events occurring each quarter of fiscal year 2020 and tested the completeness of such evaluation by comparing such events to current economic data and trends and the Company’s press releases specific to major changes in the business.

•We assessed the valuation models used and tested the significant assumptions and the underlying data used by the Company in its analysis. We compared the revenue and operating margin projections used by management to recent forecasts, current backlog and project estimates, and the Company’s historical results. We assessed the historical accuracy of management’s revenue and operating margin projections. We compared the growth rates to current industry and economic trends and other guideline companies within the same industry.

•We reviewed the reconciliation of the fair value of all reporting units to the market capitalization of the Company, including assessing the implied control premium. We involved our valuation specialists to assist in reviewing the valuation methodology and tested the terminal values and weighted average cost of capital, including company specific risk premiums for the reporting unit. Our valuation specialist also reviewed the multiples and underlying calculations utilized in the market approach valuations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Arlington, Virginia
March 5, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VSE Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity and cash flows of VSE Corporation and Subsidiaries (the Company) for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Tysons, Virginia
March 6, 2019

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$378	$734
Receivables, net	55,471	70,630
Unbilled receivables, net	22,358	46,279
Inventories, net	253,422	218,627
Other current assets	23,328	19,071
Total current assets	354,957	355,341

Property and equipment, net	36,363	43,465
Intangible assets, net	103,595	132,175
Goodwill	238,126	276,450
Operating lease - right-of-use assets	20,515	20,943
Other assets	26,525	17,490
Total assets	$780,081	$845,864

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$20,379	$16,883
Accounts payable	72,682	68,099
Current portion of earn-out obligation	—	31,700
Accrued expenses and other current liabilities	45,172	46,514
Dividends payable	995	987
Total current liabilities	139,228	164,183

Long-term debt, less current portion	230,714	253,128
Deferred compensation	16,027	18,146
Long-term operating lease obligations	22,815	24,441
Earn-out obligation, less current portion	—	5,000
Deferred tax liabilities	14,897	17,865
Other long-term liabilities	83	—
Total liabilities	423,764	482,763

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 11,055,037 and 10,970,123 respectively	553	549
Additional paid-in capital	31,870	29,411
Retained earnings	325,097	334,246
Accumulated other comprehensive loss	(1,203)	(1,105)
Total stockholders' equity	356,317	363,101
Total liabilities and stockholders' equity	$780,081	$845,864
The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of (Loss) Income

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Products	$318,324	$311,617	$293,950
Services	343,335	441,010	403,268
Total revenues	661,659	752,627	697,218

Costs and operating expenses:
Products	283,814	266,443	248,701
Services	302,458	402,418	376,256
Selling, general and administrative expenses	3,120	4,192	3,714
Amortization of intangible assets	17,504	19,317	16,017
Total costs and operating expenses	606,896	692,370	644,688

	54,763	60,257	52,530

Loss on sale of a business entity and certain assets	(8,214)	—	—
Gain on sale of property	1,108	—	—
Goodwill and intangible asset impairment	(33,734)	—	—
Gain on sale of contract	—	—	1,700

Operating income	13,923	60,257	54,230

Interest expense, net	13,496	13,830	8,982

Income before income taxes	427	46,427	45,248

Provision for income taxes	5,598	9,403	10,168

Net (loss) income	$(5,171)	$37,024	$35,080

Basic (loss) earnings per share	$(0.47)	$3.38	$3.23

Basic weighted average shares outstanding	11,034,256	10,957,750	10,876,201

Diluted (loss) earnings per share	$(0.47)	$3.35	$3.21

Diluted weighted average shares outstanding	11,034,256	11,044,731	10,936,057

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	For the years ended December 31,
	2020	2019	2018

Net (loss) income	$(5,171)	$37,024	$35,080
Change in fair value of interest rate swap agreements, net of tax	(98)	(1,251)	(35)
Other comprehensive loss, net of tax	(98)	(1,251)	(35)
Comprehensive (loss) income	$(5,269)	$35,773	$35,045

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2017	10,839	$542	$24,470	$267,902	$181	$293,095
Cumulative effect of adoption of ASU 2014-09, net of tax	—	—	—	1,465	—	1,465
Net income	—	—	—	35,080	—	35,080
Stock-based compensation	47	2	2,162	—	—	2,164
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(35)	(35)
Dividends declared ($0.31 per share)	—	—	—	(3,374)	—	(3,374)
Balance at December 31, 2018	10,886	544	26,632	301,073	146	328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(9)	—	(9)
Net income	—	—	—	37,024	—	37,024
Stock-based compensation	84	5	2,779	—	—	2,784
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(1,251)	(1,251)
Dividends declared ($0.35 per share)	—	—	—	(3,842)	—	(3,842)
Balance at December 31, 2019	10,970	549	29,411	334,246	(1,105)	363,101
Net loss	—	—	—	(5,171)	—	(5,171)
Stock-based compensation	85	4	2,459	—	—	2,463
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(98)	(98)
Dividends declared ($0.36 per share)	—	—	—	(3,978)	—	(3,978)
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(5,171)	$37,024	$35,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,135	26,927	25,224
Deferred taxes	106	(505)	(1,371)
Stock-based compensation	2,858	3,264	3,027
Loss on sale of a business entity and certain assets	8,214	—
Gain on sale of property and equipment	(1,051)	—	—
Goodwill and intangible asset impairment	33,734	—	—
Gain on sale of contract	—	—	(1,700)
Earn-out obligation fair value adjustment	(4,999)	1,900	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	7,732	(3,331)	(3,754)
Unbilled receivables	19,694	(4,593)	4,706
Inventories	(50,172)	(44,219)	(35,558)
Other current assets and noncurrent assets	(1,722)	(7,405)	4,789
Accounts payable and deferred compensation	3,503	7,725	(7,405)
Accrued expenses and other current liabilities	(1,183)	1,207	(2,515)
Long-term lease obligations	—	—	(1,668)
Other long-term liabilities	83	—	—

Net cash provided by operating activities	35,761	17,994	18,855

Cash flows from investing activities:
Purchases of property and equipment	(4,427)	(9,630)	(3,117)
Proceeds from the sale of property and equipment	2,875	4	122
Proceeds from sale of a business entity and certain assets	21,771	—	—
Proceeds from the sale of contract	—	—	1,700
Cash paid for acquisitions, net of cash acquired	—	(113,181)	—

Net cash provided by (used in) investing activities	20,219	(122,807)	(1,295)

Cash flows from financing activities:
Borrowings on loan agreement	432,999	752,259	539,471
Repayments on loan agreement	(452,338)	(642,193)	(550,436)
Earn-out obligation payments	(31,701)	—	—
Payment of debt financing costs	(636)	—	(1,702)
Payments on financing lease obligations	—	—	(1,452)
Payment of taxes for equity transactions	(690)	(955)	(641)
Dividends paid	(3,970)	(3,726)	(3,262)

Net cash (used in) provided by financing activities	(56,336)	105,385	(18,022)

Net (decrease) increase in cash and cash equivalents	(356)	572	(462)
Cash and cash equivalents at beginning of year	734	162	624
Cash and cash equivalents at end of year	$378	$734	$162

The accompanying notes are an integral part of these financial statements.

Supplemental cash flow disclosures:
Cash paid for interest	$13,936	$13,468	$7,523
Cash paid for income taxes	$4,759	$11,645	$9,534

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$12,852	$—	$—

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

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

Principles of Consolidation

The consolidated financial statements consist of the operations of our parent company, our wholly owned subsidiaries, Energetics Incorporated, Akimeka, LLC, Wheeler Fleet Solutions, Co. and VSE Aviation, Inc., a Delaware corporation ("VSE Aviation"), and our unincorporated divisions. All intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, costs to complete on fixed price contracts, and recoverability of goodwill and intangible assets.

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic. The pandemic and the containment and mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The pandemic triggered a decline in demand for our Aviation segment products and services beginning with the second quarter of 2020 and continuing through the end of the year. This decrease in demand adversely impacted our operating results for 2020. Although demand began to improve during the third quarter of 2020, demand remains below the prior year levels. The impact of COVID-19 on us is evolving and its future effects are highly uncertain and unpredictable. We are closely monitoring the effects and risks of COVID-19 to assess its impact on our business, financial condition and results of operations. In April 2020, we completed a cost reduction plan which included a reduction in workforce. We maintain a robust continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Reclassifications

Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation, which include reclassification of products and services revenue and the renaming of our three operating segments as further described in Note (13) "Business Segments and Customer Information" and certain deferred tax reclassifications as described in Note (11) "Income Taxes." These reclassifications had no effect on the reported results of operations.

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

Stock-Based Compensation

We account for share-based awards in accordance with the applicable accounting rules that require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values, which is determined based on the closing price of our common stock on the date of grant. Our policy is to recognize forfeitures of restricted stock as they occur. The compensation expense included in costs and operating expenses is amortized over the requisite service period using the accelerated attribution method.

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

	Years Ended December 31,
	2020	2019	2018
Basic weighted average common shares outstanding	11,034,256	10,957,750	10,876,201
Effect of dilutive shares	—	86,981	59,856
Diluted weighted average common shares outstanding	11,034,256	11,044,731	10,936,057

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

Leases

We adopted a comprehensive new lease accounting standard effective January 1, 2019 using the optional modified retrospective transition method; accordingly, the comparative information for the year ended December 31, 2018 has not been adjusted and continues to be reported under the previous lease standard.

We determine at inception whether an arrangement that provides us control over the use of an asset is a lease. Substantially all of our leases are long-term operating leases for facilities with fixed payment terms between two and 15 years. Payments under our lease agreements are primarily fixed payments, which are recognized as operating lease cost on a straight-line basis over the lease term.

We recognize at lease commencement a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the lease term, determined using the discount rate for the lease at commencement date. Our lease agreements do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate our incremental borrowing rate based on information available at lease commencement to discount lease payments to present value. Certain of our leases include options to extend the term of the lease or to terminate the lease. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. Our operating lease ROU assets are recorded in operating lease right-of-use assets on our accompanying consolidated balance sheet. The current portion of operating lease liabilities are presented within accrued expenses and other current liabilities, and the non-current portion of operating lease liabilities are presented under long-term operating lease liabilities on our accompanying consolidated balance sheet.

Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the term of the lease.

Concentration of Credit Risk/Fair Value of Financial Instruments

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and trade receivables. Our trade receivables consist of amounts due from various government clients and commercial entities. We believe that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the customer base and their dispersion across many different geographic regions. Contracts with the government, either as a prime or subcontractor, accounted for approximately 69%, 68%, and 78% of revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The credit risk, with respect to contracts with the government, is limited due to the creditworthiness of the respective governmental entity. We perform ongoing credit evaluations and monitoring of the financial condition of all our customers. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers. We believe that the fair market value of all financial instruments, including debt, approximate book value.

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

Substantially all our Fleet segment revenues from the sale of vehicle parts to customers are recognized at the point in time of the transfer of control to the customer. Sales returns and allowances for vehicle parts are not significant.

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

Revenues for time and materials ("T&M") contracts are recorded based on the amount for which we have the right to invoice our customers, because the amount directly reflects the value of our work performed for the customer. Revenues are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, profits on time and materials contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

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

Receivables and Unbilled Receivables

Receivables are recorded at amounts earned less an allowance. We review our receivables regularly to determine if there are any potentially uncollectible accounts. The majority of our receivables are from government agencies, where there is minimal credit risk.

Unbilled receivables include amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Unbilled receivables are classified as current based on our contract operating cycle.

Allowance for Credit Losses

We establish allowances for credit losses on our accounts receivable and unbilled receivables. To measure expected credit losses, we have disaggregated pools of receivable balances, where we have elected to pool our receivables by segment. Within each segment, receivables exhibit similar risk characteristics. In determining the amount of the allowance for credit losses, we consider historical collectibility based on past due status. We also consider current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. In addition to the loss-rate calculations discussed above, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables, such as concerns about a specific customer's inability to meet its financial obligation to us. The adequacy of these allowances are assessed quarterly through consideration of factors on a collective basis where similar characteristics exist and on an individual basis.

During the year ended December 31, 2020, we increased our loss rates and increased our specific reserves primarily due to the economic disruption caused by the COVID-19 pandemic.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories for our Fleet segment primarily consists of vehicle replacement parts. Included in inventory are related purchasing, storage and handling costs. Inventories for our Aviation segment primarily consist of aftermarket parts for distribution, and general aviation engine accessories and parts. Included in inventory are related purchasing, overhaul labor, storage and handling costs.

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

Deferred compensation plan expense recorded as costs and operating expenses in the accompanying consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 was approximately $970 thousand, $1.7 million and $2.1 million, respectively.

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

For the year ended December 31, 2020, we recognized a $2.8 million impairment charge on the carrying value of the certain long-lived assets of a subsidiary within our Aviation segment upon completion of the sale of all of the inventory during the second quarter of 2020. See Note (2) "Acquisition and Divestitures" and Note (7) "Goodwill and Intangible Assets" for additional details. No impairment charges related to long-lived assets were recorded in the years ended December 31, 2019 and December 31, 2018.

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

During the first and second quarter of 2020, the decline of the macroeconomic environment and the decrease in our market capitalization caused by the COVID-19 pandemic was determined to be an indicator of impairment and, based on the results of interim testing, we recognized an impairment charge of $30.9 million in the second quarter of 2020 related to our VSE Aviation reporting unit.

Our annual goodwill impairment analysis performed in the fourth quarter of 2020 resulted in no impairment of goodwill.

Intangible Assets

Intangible assets consist of the value of contract-related intangible assets, trade names and acquired technologies acquired in acquisitions. We amortize intangible assets on a straight-line basis over their estimated useful lives unless their useful lives are determined to be indefinite. The amounts we record related to acquired intangibles are determined by us considering the results of independent valuations. Our contract-related intangibles are amortized over their estimated useful lives of approximately five to 18 years with a weighted-average life of approximately 14.2 years as of December 31, 2020. We have six trade names that are amortized over an estimated useful life of approximately two to nine years. We have an acquired technologies intangible asset that is amortized over an estimated useful life of 11 years. The weighted-average life for all amortizable intangible assets is approximately 13.8 years as of December 31, 2020.

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

(2) Acquisition and Divestitures

Acquisition

On January 10, 2019, our wholly owned subsidiary VSE Aviation acquired 100% of the equity of 1st Choice Aerospace Inc. ("1st Choice Aerospace"), a provider of MRO services and products for new generation and legacy commercial aircraft platforms. 1st Choice Aerospace has operations in Florida and Kentucky. We retained key members of 1st Choice Aerospace's management team under three-year employment contracts with five-year non-compete covenants.

The initial purchase consideration paid at closing for 1st Choice Aerospace was approximately $113 million, which included $1.1 million as an estimated net working capital adjustment.

In connection with the acquisition, we were required to make earn-out payments of up to $40 million if 1st Choice Aerospace met certain financial targets during 2019 and 2020. In January 2020, we made a payment of approximately $31.7 million to satisfy the earn-out payment for the 2019 performance year. During 2020 it was determined that the financial targets for the 2020 performance year were not met, and the remaining fair value of the earn-out obligation was reversed. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement. Refer to Note (16) "Fair Value Measurements" for additional information regarding earn-out obligation.

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

Divestitures

Prime Turbines Sale
On January 28, 2020, VSE’s subsidiary VSE Aviation entered into two definitive agreements to sell (1) Prime Turbines LLC ("Prime Turbines") and (2) certain related inventory assets to PTB Holdings USA, LLC ("PTB"). The transaction was completed on February 26, 2020 with cash proceeds of $20.0 million, including final working capital adjustments, and a note receivable of $8.3 million received as consideration.
Prime Turbines is a provider of turboprop aircraft engine repair, maintenance and overhaul, including for Pratt & Whitney Canada PT6A and PT6T series engines. Prime Turbines was included in our Aviation segment.
The divestiture of Prime Turbines does not have a major effect on our operations and financial results, and therefore does not qualify for reporting as a discontinued operation.
As a result of the sale of the business and inventory, we derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million loss in the first quarter of 2020 which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. The note receivable from PTB of $4.7 million and $1.4 million is included in other assets, and other current assets in our consolidated balance sheets as of December 31, 2020, respectively, which represents the present value of the consideration to be received with an imputed interest rate discount of 3.4%.

CT Aerospace Asset Sale

On June 26, 2020, VSE's subsidiary VSE Aviation entered into an asset purchase agreement to sell CT Aerospace, LLC ("CT Aerospace") inventory and certain assets to Legacy Turbines, LLC ("Legacy Turbines") for $6.9 million, with a note receivable received as consideration. As a result of the sale, we recorded a $678 thousand loss in the second quarter of 2020 which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. The note receivable from Legacy Turbines of $5.2 million, net of a variable discount of $275 thousand, is included in other assets and $1.3 million in other current assets in our consolidated balance sheets as of December 31, 2020.

(3) Revenue Recognition
Disaggregated Revenue
Our revenues are derived from contract services performed for DoD agencies or federal civilian agencies and from the delivery of products to our customers. Our customers also include various other government agencies and commercial clients.

A summary of revenues for our operating segments by customer for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

Year Ended December 31, 2020	Fleet	Aviation	Federal and Defense	Total
DoD	$20,744	$1,093	$214,560	$236,397
Other government	178,693	282	37,982	216,957
Commercial	42,733	163,695	1,877	208,305
Total	$242,170	$165,070	$254,419	$661,659

Year Ended December 31, 2019
DoD	$24,246	$3,775	$276,313	$304,334
Other government	168,113	1,885	35,777	205,775
Commercial	22,161	218,886	1,471	242,518
Total	$214,520	$224,546	$313,561	$752,627

Year Ended December 31, 2018
DoD	$24,280	$7,387	$302,827	$334,494
Other government	176,200	2,172	33,746	212,118
Commercial	14,329	135,864	413	150,606
Total	$214,809	$145,423	$336,986	$697,218

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

A summary of revenues by type for our operating segments for the year ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

Year Ended December 31, 2020	Fleet	Aviation	Federal and Defense	Total
Repair	$—	$82,445	$—	$82,445
Distribution	242,170	82,625	—	324,795
Cost Plus Contract	—	—	79,064	79,064
Fixed Price Contract	—	—	138,406	138,406
T&M Contract	—	—	36,949	36,949
Total	$242,170	$165,070	$254,419	$661,659

Year Ended December 31, 2019
Repair	$—	$119,044	$—	$119,044
Distribution	214,520	105,502	—	320,022
Cost Plus Contract	—	—	144,600	144,600
Fixed Price Contract	—	—	78,163	78,163
T&M Contract	—	—	90,798	90,798
Total	$214,520	$224,546	$313,561	$752,627

Year Ended December 31, 2018
Repair	$—	$55,960	$—	$55,960
Distribution	214,809	89,463	—	304,272
Cost Plus Contract	—	—	188,867	188,867
Fixed Price Contract	—	—	70,669	70,669
T&M Contract	—	—	77,450	77,450
Total	$214,809	$145,423	$336,986	$697,218
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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables decreased from $46.3 million at December 31, 2019 to $22.4 million at December 31, 2020, primarily due to the billings of our customers in excess of revenue recognized as performance obligations were satisfied. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, were $5.0 million at December 31, 2019 and $10.1 million at December 31, 2020. For the year ended December 31, 2020 and 2019, we recognized revenue of $2.2 million and $2.2 million, respectively, that was previously included in the beginning balance of contract liabilities.

Performance Obligations

Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers over time accounted for approximately 51% and 57% of our revenues for the year ended December 31, 2020 and 2019, respectively, primarily related to revenues in our Federal and Defense segment and for MRO services in our Aviation segment. Revenues from products and services transferred to customers at a point in time accounted for approximately 49% and 43% of our revenues for the year ended December 31, 2020 and 2019, respectively. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments.
As of December 31, 2020, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $183 million. Performance obligations expected to be satisfied within one year and greater than one year are 92% and 8%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the year ended December 31, 2020, revenue recognized from performance obligations satisfied in prior periods was not material.

(4)  Receivables and Unbilled Receivables

Receivables, net and unbilled receivables, net as of December 31, 2020 and 2019, respectively, were as follows (in thousands):

	2020	2019
Receivables, net	$55,471	$70,630
Unbilled receivables, net	22,358	46,279
Total	$77,829	$116,909

Receivables, net are recorded at face value less an allowance for credit losses of approximately $1.5 million and $396 thousand as of December 31, 2020 and 2019, respectively.

The allowance for credit loss is determined using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are judgmental determined using loss rates based on historical write-offs and consideration of recent forecasted information, including underlying economic expectations. The credit loss reserves are updated quarterly for most recent write-offs and collections information and underlying expectations, which for the year ended December 31, 2020 included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic.

A summary of activity in our allowance for credit losses for the year ended December 31, 2020 is as follows (in thousands):

Balance as of December 31, 2019	$396
Change in estimates	1,767
Write-offs	(441)
Recoveries	(229)
Balance as of December 31, 2020	$1,493

The unbilled receivables balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling approximately $2.6 million and $15.2 million as of December 31, 2020 and 2019, respectively. We expect to invoice substantially all unbilled receivables during 2021.

(5)  Other Current Assets and Other Assets

Other current assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Self insurance reserves	$9,535	$7,566
Current portion of notes receivable	2,721	—
Deferred contract costs	3,514	4,141
Other	7,558	7,364
Total	$23,328	$19,071

Other assets consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred compensation plan assets	$14,370	$16,708
Long-term portion of notes receivable	9,856	—
Other	2,299	782
Total	$26,525	$17,490

At December 31, 2020, current and long-term portion of notes receivable balances consist of notes receivables received as consideration in connection with the sale of our Prime Turbines business and the inventory assets of our CT Aerospace subsidiary in the first and second quarter of 2020, respectively. Refer to Note (2) "Acquisition and Divestitures" for additional information regarding our divestitures.

(6)  Property and Equipment

Property and equipment, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Buildings and building improvements	$29,537	$31,463
Computer equipment	26,492	26,697
Furniture, fixtures, equipment and other	33,322	38,637
Leasehold improvements	3,140	3,717
Land and land improvements	4,726	5,151
	97,217	105,665
Less accumulated depreciation and amortization	(60,854)	(62,200)
Total property and equipment, net	$36,363	$43,465

Depreciation and amortization expense for property and equipment for the years ended December 31, 2020, 2019 and 2018 was approximately $5.6 million, $7.0 million and $8.5 million, respectively.

(7)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2018	$63,190	$30,883	$104,549	$198,622
Increase from acquisitions	—	—	77,828	77,828
Balance as of December 31, 2019	$63,190	$30,883	$182,377	$276,450
Impairment charge	—	—	(30,945)	(30,945)
Decrease from divestiture	—	—	(7,379)	(7,379)
Balance as of December 31, 2020	$63,190	$30,883	$144,053	$238,126

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

As a result of the decline in the macroeconomic environment caused by the COVID-19 pandemic and the decrease in our market capitalization, we performed an interim impairment analysis during the first quarter of 2020, utilizing a qualitative approach. We concluded it was more likely than not that the fair value exceeded the carrying value of our reporting units with the exception of our VSE Aviation reporting unit, which required a quantitative impairment test. The fair value of the reporting unit was determined using a combination of an income approach using a discounted cash flow analysis and a market-based valuation approach based on relevant data from guideline public companies. The result of the quantitative impairment test indicated that the VSE Aviation reporting unit was not impaired. Due to the ongoing impact of the COVID-19 pandemic, we performed an interim impairment analysis during the second quarter of 2020, utilizing a quantitative approach. The result of the impairment analysis indicated that the fair value of our reporting units, with the exception of our VSE Aviation reporting unit, exceeded their carrying values and no impairment charge was required. The estimated fair value of our VSE Aviation reporting unit was determined to be below its carrying value, which resulted in a $30.9 million goodwill impairment charge in the second quarter of 2020. Refer to Note (16) "Fair Value Measurements" for additional information on the valuation methodology assumptions.

For our 2020 annual analysis of goodwill, we elected to perform a qualitative assessment. The results of our annual goodwill impairment assessment in the fourth quarter of 2020 indicated that it was more likely than not that the fair value of our reporting units exceeded their carrying values. We did not record impairment charges related to goodwill in 2019 or 2018.

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
December 31, 2020
Contract and customer-related	$213,194	$(110,917)	$(3,814)	$98,463
Acquired technologies	12,400	(10,787)	—	1,613
Trade names	18,770	(15,251)	—	3,519
Total	$244,364	$(136,955)	$(3,814)	$103,595

December 31, 2019
Contract and customer-related	$227,594	$(102,169)	$(1,025)	$124,400
Acquired technologies	12,400	(9,660)	—	2,740
Trade names	18,770	(13,735)	—	5,035
Total	$258,764	$(125,564)	$(1,025)	$132,175

During the second quarter of 2020, we completed the sale of all of the inventory of the CT Aerospace subsidiary, which is reported within our Aviation segment. As a result of the sale, we concluded that the useful life of certain long-lived assets, which represented the intangible assets acquired in the acquisition of the subsidiary, was zero and that there was no ongoing expected future cash flows related to these long-lived assets and no residual value. As a result, such assets were determined to be fully impaired and an impairment charge of approximately $2.8 million, representing the carrying value of these intangible assets, was recorded during the second quarter of 2020, which is reflected within goodwill and intangible impairment in the consolidated statements of income. As the sale did not represent a disposition of a business, no goodwill was allocated to the disposal group.

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was approximately $17.5 million, $19.3 million and $16.0 million, respectively.

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):

Amortization
2021	$16,636
2022	14,890
2023	10,890
2024	7,309
2025	7,248
Thereafter	46,622
Total	$103,595

(8)  Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Bank credit facility - term loan	$77,988	$120,800
Bank credit facility - revolver loans	175,473	152,000
Principal amount of long-term debt	253,461	272,800
Less debt issuance costs	(2,368)	(2,789)
Total long-term debt	251,093	270,011
Less current portion	(20,379)	(16,883)
Long-term debt, net of current portion	$230,714	$253,128

We have a loan agreement with a group of banks that expires in January 2023. We borrow under the loan agreement to provide working capital support, fund letters of credit and finance acquisitions. The loan agreement includes term and revolving facilities. In June 2020, we amended the loan agreement to provide increased covenant flexibility in response to changes in financial operating performance resulting from the COVID-19 pandemic. Financing costs associated with the loan agreement amendment of approximately $636 thousand were capitalized and are being amortized over the remaining term of the loan. The fair value of outstanding debt as of December 31, 2020 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term and revolver loan payments after December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	$21,563
2022	22,500
2023*	209,398
Total	$253,461
*Includes the revolver loan required payment of $175.5 million.

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of December 31, 2020 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had no letters of credit outstanding as of December 31, 2020 and approximately $54 thousand of letters of credit outstanding as of December 31, 2019.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2020, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

The loan agreement requires us to have interest rate hedges on a portion of the outstanding term loan until February 6, 2021. We have executed compliant interest rate hedges. The amount of our debt with interest rate swap agreements was $145.0 million as of December 31, 2020. After taking into account the impact of hedging instruments, as of December 31, 2020 interest rates on portions of our outstanding debt ranged from 3.75% to 6.32%, and the effective interest rate on our aggregate outstanding debt was 4.80%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $12.7 million, $13.3 million and $6.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of December 31, 2020. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Accrued compensation and benefits	$21,525	$24,225
Contract liabilities	9,858	3,714
Accrued customer rebates and royalties	2,756	3,067
Customer advances	1,080	2,669
Interest rate swap liability	1,603	1,473
Current portion of lease liabilities	4,012	3,710
Other	4,338	7,656
Total	$45,172	$46,514

(10) Stock-Based Compensation Plans

In 2006, our stockholders approved the VSE Corporation 2006 Restricted Stock Plan for VSE's directors, officers and other employees (the "2006 Plan"). In May 2020, the stockholders approved amendments to the 2006 Plan extending its term until May 6, 2027 and authorizing an additional 500,000 shares of our common stock for issuance under the 2006 Plan. Under the 2006 Plan, we are authorized to issue up to 1,500,000 shares of our common stock and, as of December 31, 2020, 725,945 shares remained available for issuance under the 2006 Plan. The Compensation Committee is responsible for the administration of the 2006 Plan and determines each recipient of an award under the 2006 Plan, the number of restricted shares of common stock subject to such award and the period of continued employment required for the vesting of such award. These terms are included in award agreements between VSE and the recipients of the award.

The total stock-based compensation expense related to restricted stock awards for the years ended December 31, are as follows (in thousands):

	2020	2019	2018
Employees	$2,223	$2,667	$2,332
Non-employee Directors	635	597	553
Total	$2,858	$3,264	$2,885

Employees are permitted to use a certain number of shares of restricted stock to cover their personal tax liability for restricted stock awards. We paid approximately $690 thousand, $688 thousand and $641 thousand, to cover this liability in the years ended December 31, 2020, 2019 and 2018, respectively. These payments are classified as financing cash flows on the consolidated statements of cash flows. The total compensation cost related to non-vested awards not yet recognized was approximately $873 thousand with a weighted average amortization period of 1.6 years as of December 31, 2020.

Stock-based compensation consisting of restricted stock awards was included in costs and operating expenses and provision for income taxes on the accompanying statements of income for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Stock-based compensation included in costs and operating expenses	$2,858	$3,264	$3,027
Income tax benefit recognized for stock-based compensation	(713)	(663)	(755)
Stock-based compensation expense, net of income tax benefit	$2,145	$2,601	$2,272

Non-Employee Restricted Stock Awards

During 2020, 2019 and 2018, non-employee directors were awarded 16,100, 18,900 and 11,200 shares of restricted stock, respectively, under the 2006 Plan. The weighted average grant-date fair value of these restricted stock grants was $37.55 per share, $31.58 per share, and $49.38 per share for the shares awarded in 2020, 2019 and 2018, respectively. The shares issued vested immediately and, without the Compensation Committee's approval, cannot be sold, transferred, pledged or assigned before the second anniversary of the grant date. Compensation expense related to these grants was approximately $605 thousand, $597 thousand and $553 thousand during 2020, 2019 and 2018, respectively.

Performance-Based Restricted Stock Awards

In January of every year since 2007, we have notified certain employees that they are eligible to receive awards of VSE stock under our 2006 Plan, based on our financial performance for the respective fiscal years. These restricted stock awards vest ratably over three years and are expensed on an accelerated basis over the vesting period of approximately three years. Upon issuance of shares on each vesting date, the liability is reduced and additional paid-in capital is increased. The date of award determination is expected to be in March 2021 for the 2020 awards. The date of award determination for the 2019 awards and the 2018 awards was March 2, 2020 and March 2, 2019, respectively. On each vesting date, 100% of the vested award is paid in our shares. The number of shares issued is based on the fair market value of our common stock on the vesting date. On March 2, 2020, the employees eligible for the 2019 awards, 2018 awards and 2017 awards received a total of 42,946 shares of common stock. The grant-date fair value of these awards was $28.67 per share.

Other Restricted Stock Awards

Under the 2006 Plan, restricted stock in the form of shares of our common stock can be awarded to key employees pursuant to the terms of their employment agreements. The following table summarizes the activity of non-vested restricted stock awards in shares during the years ended December 31, 2020 and 2019. There was no activity related to unvested restricted stock awards issued in shares during the year ended December 31, 2018.

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	—	$—
Granted	86,911	31.92
Vested	(29,110)	30.66
Forfeited	—	—
Unvested as of December 31, 2019	57,801	32.56
Granted	30,500	31.50
Vested	(32,017)	32.14
Forfeited	—	—
Unvested as of December 31, 2020	56,284	$32.23

(11)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2015.

We file consolidated federal income tax returns that include all of our subsidiaries. The components of the provision for income taxes from continuing operations for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Current
Federal	$4,086	$7,739	$9,667
State	1,262	1,344	1,758
Foreign	144	825	140
	5,492	9,908	11,565
Deferred
Federal	(78)	(66)	(1,114)
State	163	(490)	(347)
Foreign	21	51	64
	106	(505)	(1,397)
Provision for income taxes	$5,598	$9,403	$10,168

The differences between the amount of tax computed at the federal statutory rate of 21% in 2020, 2019 and 2018, and the provision for income taxes from continuing operations for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Tax at statutory federal income tax rate	$89	$9,749	$9,502
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	(52)	1,805	1,861
Permanent differences, net	(1,406)	(195)	367
Impact of Tax Act	—	—	(795)
Tax credits	(195)	(612)	(375)
Prior year true-up adjustment	397	(1,274)	(113)
Valuation allowance	6,716	(137)	107
Other provision adjustments	49	67	(386)
Provision for income taxes	$5,598	$9,403	$10,168
Certain amounts from the prior years have been reclassified to conform to the current year presentation.

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Gross deferred tax assets
Deferred compensation and accrued paid leave	$6,302	$7,498
Operating lease liabilities	6,984	7,009
Stock-based compensation	605	678
Interest rate swaps	400	367
Reserve for contract disallowance	195	145
Capitalized inventory	573	—
US operating and capital loss carryforward	5,989	24
Tax credit carryforward	1,412	1,547
Foreign country operating loss carryforward	583	—
	23,043	17,268
Valuation allowance (a)	(7,926)	(1,165)
Total gross deferred tax assets	15,117	16,103

Gross deferred tax liabilities
Depreciation	(3,061)	(2,498)
Deferred revenues	(1,816)	(1,681)
Goodwill and intangible assets	(19,470)	(23,383)
Operating lease right-of-use assets	(5,384)	(5,323)
Capitalized inventory	—	(240)
Other	(283)	(823)
Total gross deferred tax liabilities	(30,014)	(33,948)
Net deferred tax liabilities	$(14,897)	$(17,845)
(a) A valuation allowance was provided against US capital loss in connection with the stock sale of Prime Turbines, certain state tax credit and foreign tax loss deferred tax assets arising from carryforwards of unused tax benefits.
(b) Certain amounts from prior year have been reclassified to conform with current year presentation.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examinations for the years before 2016.

At December 31, 2020, we have various tax losses and tax credits that may be applied against future taxable income. The majority of such tax attributes will expire in 2026 through 2030; however, some may be carried forward indefinitely.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was enacted. The CARES Act includes certain changes to U.S. tax law, which we do not believe had a significant impact on our 2020 effective tax rate.

(12) Commitments and Contingencies

Leases and Other Commitments

Substantially all of our leases are long-term operating leases primarily for warehouse and office for facilities with fixed payment terms between  two and 15 years. Operating lease cost primarily represents fixed lease payments for operating leases recognized on a straight-line basis over the applicable lease term and is included in costs and operating expenses on our consolidated statement of income. Our lease agreements do not contain any material residual value guarantees, material variable payment provisions or material restrictive covenants.

Our lease cost for the year ended December 31, 2020 and 2019 included the following components (in thousands):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Operating lease cost	$5,032	$6,106
Short-term lease cost	622	698
Less: sublease income	(666)	(1,022)
Total lease cost, net	$4,988	$5,782

For the year ended December 31, 2018, total lease expense on our operating leases under the previous lease standard, net of sublease rentals, was $2.2 million.
In the first quarter of 2020, we closed on a sale-leaseback agreement involving land and an office building utilized by our Aviation segment to conduct operations in Miami, Florida. Under the agreement, the land and building, with a net book value of $1.3 million was sold for a sale price of $2.6 million and leased back under a 6-year term operating lease commencing upon the closing of the transaction. The lease provides us with an option to extend the lease upon the expiration of its term in April 2026 for two additional five-year periods. In connection with the sale and leaseback transaction, we recognized a gain of $1.1 million after incurring $200 thousand in selling expenses.
The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of December 31, 2020 (in thousands):

Operating Leases
2021	$5,366
2022	5,226
2023	5,122
2024	5,193
2025	5,272
After 2025	5,415
Minimum lease payments	31,594
Less: imputed interest	(4,767)
Present value of minimum lease payments	26,827
Less: current maturities of lease liabilities	(4,012)
Long-term lease liabilities	$22,815
We made cash payments of approximately $3.7 million and $5.7 million for operating leases during the year ended December 31, 2020 and 2019, respectively, which are included in cash flows from operating activities in our consolidated statement of cash flows. As of December 31, 2020, the weighted average remaining lease term and discount rate for our operating leases were approximately 5.8 years and 5.4%, respectively.

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

Aviation – Distribution and MRO Services
Our Aviation segment (formerly Aviation Group) provides aftermarket repair and distribution services to commercial, cargo, business and general aviation, military and defense, and rotorcraft customers globally. Core services include parts distribution, engine accessory maintenance, MRO services, rotable exchange and supply chain services.

Fleet – Distribution and Fleet Services
Our Fleet segment (formerly Supply Chain Management Group) provides parts, inventory management, e-commerce fulfillment, logistics, supply chain support and other services to support the commercial aftermarket medium- and heavy-duty truck market, the United States Postal Service ("USPS"), and the United States Department of Defense ("DoD"). Core services include vehicle parts distribution, sourcing, IT solutions customized fleet logistics, warehousing, kitting, just-in-time supply chain management, alternative product sourcing, and engineering and technical support.

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
The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by our Chief Executive Officer in deciding how to allocate resources and in assessing performance. We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation.

Our segment information is as follows (in thousands):

	For the years ended December 31,
	2020	2019	2018
Revenues
Aviation	$165,070	$224,546	$145,423
Fleet	242,170	214,520	214,809
Federal and Defense	254,419	313,561	336,986
Total revenues	$661,659	$752,627	$697,218

Operating income (loss):
Aviation	$(35,513)	$17,901	$11,076
Fleet	26,659	29,819	30,626
Federal and Defense	26,309	18,144	15,797
Corporate expenses	(3,532)	(5,607)	(3,269)
Operating income	$13,923	$60,257	$54,230

Depreciation and amortization expense:
Aviation	$10,874	$12,546	$5,123
Fleet	10,260	11,085	7,299
Federal and Defense	3,001	3,296	12,802
Total depreciation and amortization	$24,135	$26,927	$25,224

Capital expenditures:
Aviation	$3,445	$8,396	$1,772
Fleet	675	1,076	802
Federal and Defense	148	58	209
Corporate	159	130	334
Total capital expenditures	$4,427	$9,660	$3,117

	December 31,
	2020	2019
Total assets:
Aviation	$478,861	$522,446
Fleet	161,088	170,142
Federal and Defense	66,808	88,966
Corporate	73,324	64,310
Total assets	$780,081	$845,864

Revenues are net of inter-segment eliminations. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Corporate assets are primarily cash, property and equipment and investments held in separate trust.

In 2020 and 2019, we allocated depreciation and amortization expense to each segment based on the segment in which each asset was utilized. In 2018, the allocation method for certain amortization expenses was based on each segment’s percentage of overall cost. The primary reason for the change is to allocate depreciation and amortization expense to a specific segment depending on the asset deployment. Depreciation and amortization expense by segment for 2018 was not recast for these allocation changes, and this change did not impact our previously reported consolidated financial results. The impact for 2018, under the new allocation method, would have been a decrease in depreciation and amortization expense for the Federal and Defense segment of $8.1 million, with a corresponding increase for Aviation segment and Fleet segment of $3.7 million and $4.4 million, respectively.

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

	Years ended December 31,
Source of Revenues	2020	%	2019	%	2018	%
DoD	$236,397	36	$304,334	41	$334,494	48
Other government	216,957	33	205,775	27	212,118	30
Commercial	208,305	31	242,518	32	150,606	22
Total Revenues	$661,659	100	$752,627	100	$697,218	100

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

Geographical Information

Revenue by geography is based on the billing address of the customer. Our revenue by geographic area is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
United States	$598,142	$659,451	$647,168
Other Countries (1)	63,517	93,176	50,050
Total revenue	$661,659	$752,627	$697,218
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

(15)  401(k) Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all of our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $5.9 million, $5.5 million and $5.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value December 31, 2020	Fair Value December 31, 2019
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$1,120	$710
Interest rate swaps	Accrued expenses	Level 2	$1,603	$1,473
Earn-out obligation-current	Current portion of earn-out obligation	Level 3	$—	$31,700
Earn-out obligation-long-term	Earn-out obligation	Level 3	$—	$5,000

Non-COLI assets held in the deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in its fair value are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as cash flow hedges. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities, of approximately $1.6 million and approximately $1.5 million at December 31, 2020 and 2019, respectively. The offset, net of an income tax effect of approximately $400 thousand and $367 thousand is included in accumulated other comprehensive income in the accompanying balance sheets as of December 31, 2020 and 2019, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using market data inputs.

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

Changes in earn-out obligation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020 and 2019 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2018	$—	$—	$—
Acquisition date fair value of contingent consideration	34,800	—	34,800
Fair value adjustment included in costs and operating expenses	1,900	—	1,900
Reclassification from long-term to current	(5,000)	5,000	—
Balance as of December 31, 2019	31,700	5,000	36,700
Earn-out payments	(31,700)	—	(31,700)
Reclassification from long-term to current	5,000	(5,000)	—
Fair value adjustment included in costs and operating expenses	(5,000)	—	(5,000)
Balance as of December 31, 2020	$—	$—	$—

Measurements on a Non-recurring Basis

The following table presents changes in the Level 3 fair value of certain assets measured on a non-recurring basis for the year ended December 31, 2020 (in thousands):

Goodwill
Assets subject to impairment charges:
Balance as of December 31, 2019	$182,377
Goodwill allocated to divested business	(7,379)
Carrying value prior to impairment	174,998
Impairment charge	(30,945)
Carrying value after impairment	144,053

Carrying value of assets not subject to impairment charge	94,073
Balance as of December 31, 2020	$238,126

Goodwill is tested annually or upon the occurrence of a triggering event indicating that an impairment loss may have been incurred. Goodwill is measured on a non-recurring basis using fair value measurements with unobservable inputs (Level 3). The goodwill fair value is determined using a weighting of fair values derived from the income and market approach. Fair value is measured as of the impairment date. Goodwill for the VSE Aviation reporting unit was determined to be impaired and was written down to its estimated fair value during the second quarter of 2020. The key assumptions used to determine the fair value of the VSE Aviation reporting unit were: (a) expected cash flows with a compounded revenue growth rate of approximately 6% for a period of seven years; (b) long-term growth rate of 3% in the terminal year; and (c) a discount rate of 13.5%. The discount rate was based on a weighted average cost of capital adjusted for relevant risks of the reporting unit's future cash flow assumptions, taking into consideration the risks due to the uncertainty surrounding the effects of the COVID-19 pandemic on our operations. A negative change in any of the key assumptions for this reporting unit could increase the likelihood of additional impairment in future periods. For further discussion of the impairment, refer to Note (7) "Goodwill and Intangible Assets."

(17)  Selected Quarterly Data (Unaudited)

The following table shows selected quarterly data for 2020 and 2019, in thousands, except earnings per share.

	2020 Quarters
	1st	2nd	3rd	4th

Revenues	$177,418	$168,715	$165,505	$150,021
Costs and operating expenses	$161,256	$156,213	$151,320	$138,107
Operating income	$9,734	$(21,910)	$14,185	$11,914
Net income (1)	$3,332	$(22,624)	$8,108	$6,013

Basic earnings per share:
Net income (1)	$0.30	$(2.05)	$0.73	$0.54
Basic weighted average shares outstanding	11,000	11,041	11,043	11,052

Diluted earnings per share:
Net income	$0.30	$(2.05)	$0.73	$0.54
Diluted weighted average shares outstanding	11,101	11,041	11,100	11,141

	2019 Quarters
	1st	2nd	3rd	4th

Revenues	$169,919	$189,111	$198,326	$195,271
Costs and operating expenses	$158,106	$172,695	$181,111	$180,458
Operating income	$11,813	$16,416	$17,215	$14,813
Net income	$6,603	$9,898	$10,527	$9,996

Basic earnings per share:
Net income	$0.60	$0.90	$0.96	$0.92
Basic weighted average shares outstanding	10,920	10,970	10,970	10,970

Diluted earnings per share:
Net income	$0.60	$0.89	$0.95	$0.90
Diluted weighted average shares outstanding	10,974	11,073	11,060	11,071

(1) Operating income for the first quarter of 2020 includes a $7.5 million loss of our Prime Turbines business offset by a $1.1 million gain from the sale of a Miami, FL real estate holding. Operating income for the second quarter of 2020 includes a $33.7 million goodwill and intangible asset impairment charge and a $678 thousand loss from the sale of all of the inventory assets of our CT Aerospace subsidiary.

(18) Subsequent Events

On January 29, 2021, we entered into an underwriting agreement with William Blair & Company, L.L.C. and Canaccord Genuity LLC, acting as representatives of several underwriters, relating to an underwritten public offering of 1,428,600 shares of the Company's common stock, at the public offering price of $35.00 per share. The transaction closed on February 2, 2021. On February 18, 2021, we issued and sold an additional 170,497 shares pursuant to the exercise by the underwriters of their over-allotment option to purchase additional shares. We received net proceeds of approximately $52 million after deducting underwriting discounts and commissions and offering related expenses. The shares were issues pursuant to an effective shelf registration statement filed on Form S-3 (File No. 333-248139) that was previously filed with the Securities and Exchange Commission and declared effective on August 31, 2020.

On March 1, 2021, the Company acquired HAECO Special Services, LLC (“HSS”) from HAECO Airframe Services, LLC, a division of HAECO Americas (“HAECO”). HSS is a leading provider of fully integrated MRO support solutions for military and government aircraft. The acquisition is insignificant to the financial statements taken as a whole.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Grant Thornton LLP, our independent registered public accounting firm, has issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm set forth below.

Change in Internal Controls

During the fourth quarter of fiscal year 2020, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 5, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 5, 2021

ITEM 9B. Other Information

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2020 in respect of the Annual Meeting of VSE's stockholders scheduled to be held on May 5, 2021 (the "Proxy Statement").

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the "Equity Compensation Plan Information" disclosed in Item 5 above, the information called on by this Item 12 will be set forth in our Proxy Statement, which information is incorporated herein by reference.

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

2.Supplemental Financial Statement Schedules

The following financial statement schedule is included herein:

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required, or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.Exhibits

See "Exhibit Index" hereinafter contained and incorporated by reference.

ITEM 16. Form 10-K Summary

None.

VSE Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Statement of Income Accounts		Other (1)	Deductions	Balance at End of Year
(in thousands)
Allowance for credit losses on accounts receivable
Year ended December 31, 2020	396	1,767	(2)	—	670	1,493
Year ended December 31, 2019	79	244		148	75	396

Valuation allowance for deferred tax assets
Year ended December 31, 2020	1,165	6,761	(3)	—	—	7,926
Year ended December 31, 2019	107	1,165		—	107	1,165

(1) Represents opening allowance balance related to acquisition made during the period indicated.
(2) Increase in 2020 primarily due to allowances booked as a result of the financial impact from the COVID-19 pandemic.
(3) Increase in 2020 primarily due to full valuation allowance established against capital loss DTA in connection with the Prime Turbines stock sale and full valuation allowance against foreign tax loss DTA.

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Restated Certificate of Incorporation of VSE Corporation dated as of March 4, 1996 (filed herewith)	Exhibit 3.1
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 2, 2006 (Exhibit 3.1 to Form 10-Q dated August 1,2006)	*
3.3	By-Laws of VSE Corporation as amended through July 31, 2013 (Exhibit 3.1 to Form 8-K dated August 23, 2013)	*
4.1	Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to Registration Statement No. 2-83255 dated April 22, 1983 on Form S-2)	* + P
4.2	Description of VSE Corporation Securities Registered Pursuant to Section 12 of the Securities Act of 1934 (filed herewith)	Exhibit 4.2
10.1	Employment Agreement dated as of July 1, 2004, by and between VSE Corporation and Thomas R. Loftus (Exhibit 10.1 to Form 10-Q dated July 30, 2004)	* +
10.2	Severance and Mutual Protection Agreement dated as of November 7, 2008, by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.3 to Form 10-K dated March 3, 2009)	* +
10.3	Employment Agreement dated as of March 15, 2019, by and between VSE Corporation and John A. Cuomo (Exhibit 10.1 to Form 8-K dated March 9, 2019)	* +
10.4	Executive Employment Agreement dated as of September 24, 2019, by and between VSE Corporation and Robert Moore (Exhibit 10.1 to Form 8-K dated September 27, 2019)	* +
10.5	Executive Employment Agreement dated as of September 21, 2020 by and between VSE Corporation and Benjamin Thomas (Exhibit 10.1 to Form 8-K dated September 23, 2020)	* +
10.6	Executive Employment Agreement dated as of October 14, 2020 by and between VSE Corporation and Stephen D. Griffin (Exhibit 10.1 to Form 8-K dated October 16, 2020)	* +
10.7
Fourth Amended and Restated Business Loan and Security Agreement dated January 5, 2018 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of eight other banks (Exhibit 10.1 to Form 8-K dated January 8, 2018)
*
10.8
First Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated November 26, 2019 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of nine other banks (Exhibit 10.1 to Form 8-K dated December 2, 2019)
*
10.9
Second Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated June 29, 2020 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 31, 2020.)

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
*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from VSE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 has been formatted in Inline XBRL.

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

VSE CORPORATION

Date:	March 5, 2021	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Cuomo	Director, Chief Executive	March 5, 2021
John A. Cuomo	Officer and President
(Principal Executive Officer)

/s/ Stephen D. Griffin	Senior Vice President	March 5, 2021
Stephen D. Griffin	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Ralph E. Eberhart	Chairman/Director	March 5, 2021
Ralph E. Eberhart

/s/ Calvin S. Koonce	Director	March 5, 2021
Calvin S. Koonce

/s/ James F. Lafond	Director	March 5, 2021
James F. Lafond

/s/ Bonnie K. Wachtel	Director	March 5, 2021
Bonnie K. Wachtel

/s/ Jack C. Stultz	Director	March 5, 2021
Jack C. Stultz

/s/ John E. Potter	Director	March 5, 2021
John E. Potter

/s/ Mark E. Ferguson III	Director	March 5, 2021
Mark E. Ferguson III