Form 10-Q
period 2021-03-31
VSE CORP
filed 2021-04-29
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of April 22, 2021: 12,704,165

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, such as the ongoing COVID-19 outbreak, the health and economic impact thereof and the governmental, commercial, consumer and other responses thereto, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 5, 2021 (“2020 Form 10-K"). All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward looking-statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$347	$378
Receivables, net	63,552	55,471
Unbilled receivables, net	43,694	22,358
Inventories, net	282,771	253,422
Other current assets	29,169	23,328
Total current assets	419,533	354,957

Property and equipment, net	38,318	36,363
Intangible assets, net	105,914	103,595
Goodwill	238,126	238,126
Operating lease - right-of-use assets	22,181	20,515
Other assets	29,016	26,525
Total assets	$853,088	$780,081

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$21,316	$20,379
Accounts payable	73,816	72,682
Accrued expenses and other current liabilities	50,882	45,172
Dividends payable	1,142	995
Total current liabilities	147,156	139,228

Long-term debt, less current portion	232,247	230,714
Deferred compensation	17,186	16,027
Long-term operating lease obligations	23,673	22,815
Deferred tax liabilities	16,523	14,897
Other long-term liabilities	2,000	83
Total liabilities	438,785	423,764

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 12,691,570 and 11,055,037, respectively	635	553
Additional paid-in capital	85,296	31,870
Retained earnings	329,064	325,097
Accumulated other comprehensive loss	(692)	(1,203)
Total stockholders' equity	414,303	356,317
Total liabilities and stockholders' equity	$853,088	$780,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2021	2020
Revenues:
Products	$78,580	$76,342
Services	86,401	101,076
Total revenues	164,981	177,418

Costs and operating expenses:
Products	70,712	65,527
Services	80,340	90,758
Selling, general and administrative expenses	38	248
Amortization of intangible assets	4,288	4,723
Total costs and operating expenses	155,378	161,256

	9,603	16,162

Loss on sale of a business entity and certain assets	—	(7,536)
Gain on sale of property	—	1,108

Operating income	9,603	9,734

Interest expense, net	3,030	3,486

Income before income taxes	6,573	6,248

Provision for income taxes	1,462	2,916

Net income	$5,111	$3,332

Basic earnings per share	$0.42	$0.30

Basic weighted average shares outstanding	12,076,509	11,000,204

Diluted earnings per share	$0.42	$0.30

Diluted weighted average shares outstanding	12,171,828	11,100,506

Dividends declared per share	$0.09	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
	2021	2020
Net income	$5,111	$3,332

Change in fair value of interest rate swap agreements, net of tax	511	(873)

Other comprehensive income (loss), net of tax	511	(873)

Comprehensive income	$5,622	$2,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended March 31, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317
Issuance of common stock	1,599	80	51,937	—	—	52,017
Net income	—	—	—	5,111	—	5,111
Stock-based compensation	37	2	1,489	—	—	1,491
Other comprehensive gain, net of tax	—	—	—	—	511	511
Dividends declared ($0.09 per share)	—	—	—	(1,144)	—	(1,144)
Balance at March 31, 2021	12,691	$635	$85,296	$329,064	$(692)	$414,303

	Three months ended March 31, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	10,970	$549	$29,411	$334,246	$(1,105)	$363,101
Net income	—	—	—	3,332	—	3,332
Stock-based compensation	59	2	1,833	—	—	1,835
Other comprehensive loss, net of tax	—	—	—	—	(873)	(873)
Dividends declared ($0.09 per share)	—	—	—	(994)	—	(994)
Balance at March 31, 2020	11,029	$551	$31,244	$336,584	$(1,978)	$366,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$5,111	$3,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,944	6,475
Deferred taxes	1,457	1,592
Stock-based compensation	1,415	897
Loss on sale of a business entity and certain assets	—	7,536
Gain on sale of property and equipment	—	(1,127)
Earn-out obligation fair value adjustment	—	301
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(2,787)	(163)
Unbilled receivables	(17,341)	(2,041)
Inventories	(28,910)	(8,255)
Other current assets and noncurrent assets	(10,306)	2,777
Accounts payable and deferred compensation	1,051	395
Accrued expenses and other current and noncurrent liabilities	7,999	(4,961)

Net cash (used in) provided by operating activities	(36,367)	6,758

Cash flows from investing activities:
Purchases of property and equipment	(2,109)	(724)
Proceeds from the sale of property and equipment	14	2,424
Proceeds from payments on notes receivable	412	427
Proceeds from the sale of a business entity and certain assets	—	20,700
Cash paid for acquisitions, net of cash acquired	(14,785)	—

Net cash (used in) provided by investing activities	(16,468)	22,827

Cash flows from financing activities:
Borrowings on loan agreement	146,431	131,148
Repayments on loan agreement	(144,257)	(127,692)
Proceeds from issuance of common stock, net of underwriters' discounts and issuance costs	52,017	—
Earn-out obligation payments	—	(31,701)
Payments of taxes for equity transactions	(390)	(543)
Dividends paid	(997)	(988)

Net cash provided by (used in) financing activities	52,804	(29,776)

Net decrease in cash and cash equivalents	(31)	(191)
Cash and cash equivalents at beginning of period	378	734
Cash and cash equivalents at end of period	$347	$543

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$12,496	$7,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

(1) Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2020 Form 10-K. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic. The pandemic and the containment and mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The pandemic triggered a decline in demand for our Aviation segment products and services beginning with the second quarter of 2020 and continuing through the end of the first quarter of 2021. Our results of operations for the first quarter of 2021 continue to reflect the adverse impact from the COVID-19 pandemic. Although demand has improved since the onset of the pandemic, it remains below demand during the first quarter of 2020. The extent to which the impact of COVID-19 may continue to have an adverse effect on our future business and results of operations is highly uncertain and unpredictable. However, we believe that with the global vaccination effort underway, that may generate an increase in commercial air travel and result in a gradual recovery in demand for our Aviation segment products and services commencing toward the second half of 2021. We are closely monitoring the effects and risks of COVID-19 to assess its impact on our business, financial condition and results of operations. We maintain a robust continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Underwritten Public Offering

On January 29, 2021, we entered into an underwriting agreement relating to the issuance and sale of 1,428,600 shares of the Company's common stock, at the public offering price of $35.00 per share. The underwriters exercised their option to purchase an additional 170,497 shares. The transaction closed on February 2, 2021. We received net proceeds of approximately $52 million after deducting underwriting discounts, commissions and offering related expenses.

(2) Acquisition and Divestitures

Acquisition

On March 1, 2021, we acquired HAECO Special Services, LLC ("HSS") from HAECO Airframe Services, LLC, a division of HAECO Americas ("HAECO") for the purchase price of $14.8 million, subject to post-closing and working capital adjustments. HSS is a leading provider of fully integrated maintenance, repair and overhaul ("MRO") support solutions for military and government aircraft. HSS provides scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for a United States Department of Defense ("DoD") contract specifically for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet. The acquisition was not significant to our consolidated financial statements. HSS operating results are included in our Federal and Defense segment in the accompanying unaudited consolidated financial statements beginning on the acquisition date of March 1, 2021.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

The allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until we obtain final information regarding their fair values. Based on preliminary estimates, we allocated approximately $8.2 million to the fair value of net tangible assets (including $9.2 million of accounts receivable) and $6.6 million to customer relationship intangible asset, which is being amortized over approximately 4 years from the acquisition date.

Divestitures

Prime Turbines Sale
In January 2020, VSE’s subsidiary VSE Aviation, Inc. entered into two definitive agreements to sell (1) Prime Turbines LLC ("Prime Turbines") and (2) certain related inventory assets to PTB Holdings USA, LLC ("PTB"). The transaction was completed on February 26, 2020 with cash proceeds of $20.0 million, including final working capital adjustments, and a note receivable of $8.3 million received as consideration. As a result of the sale of the business and inventory, we derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million loss in the first quarter of 2020 which was reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. As of March 31, 2021 and December 31, 2020, the total outstanding balance of the note receivable from PTB was $5.8 million and $6.1 million, respectively, which represent the present value of the consideration to be received with an imputed interest rate discount, of which $1.5 million and $1.4 million were current as of March 31, 2021 and December 31, 2020, respectively. The note receivable balance is included in other assets and other current assets in our consolidated balance sheets.
CT Aerospace Asset Sale
In June 2020, VSE's subsidiary VSE Aviation, Inc. entered into an asset purchase agreement to sell CT Aerospace, LLC ("CT Aerospace") inventory and certain assets to Legacy Turbines, LLC ("Legacy Turbines") for $6.9 million, with a note receivable received as consideration. As a result of the sale, we recorded a $678 thousand loss in the second quarter of 2020. As of March 31, 2021 and December 31, 2020, the total outstanding balance of the note receivable from Legacy Turbines was $6.4 million, net of a variable discount of $275 thousand, of which $1.3 million was current as of March 31, 2021 and December 31, 2020. The note receivable balance is included in other assets and other current assets in our consolidated balance sheet.

(3) Revenue

Disaggregated Revenue
Our revenues are derived from the delivery of products to our customers and from contract services performed for the DoD or federal civilian agencies. Our customers also include various other government agencies and commercial clients.

A summary of revenues for our operating segments by customer for the three months ended March 31, 2021 are as follows (in thousands):

	Three months ended March 31, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$44,346	$14,437	$318	$59,101
DoD	—	3,102	42,786	45,888
Other government	25	37,208	22,759	59,992
	$44,371	$54,747	$65,863	$164,981

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

A summary of revenues for our operating segments by customer for the three months ended March 31, 2020 are as follows (in thousands):

	Three months ended March 31, 2020
	Aviation	Fleet	Federal and Defense	Total
Commercial	$58,050	$8,822	$422	$67,294
DoD	—	4,567	59,567	64,134
Other government	30	39,815	6,145	45,990
	$58,080	$53,204	$66,134	$177,418

A summary of revenues for our operating segments by type for the three months ended March 31, 2021 is as follows (in thousands):

	Three months ended March 31, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$18,316	$—	$—	$18,316
Distribution	26,055	54,747	—	80,802
Cost Plus Contract	—	—	16,551	16,551
Fixed Price Contract	—	—	23,931	23,931
T&M Contract	—	—	25,381	25,381
Total	$44,371	$54,747	$65,863	$164,981

A summary of revenues for our operating segments by type for the three months ended March 31, 2020 is as follows (in thousands):

	Three months ended March 31, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$32,808	$—	$—	$32,808
Distribution	25,272	53,204	—	78,476
Cost Plus Contract	—	—	19,681	19,681
Fixed Price Contract	—	—	38,916	38,916
T&M Contract	—	—	7,537	7,537
Total	$58,080	$53,204	$66,134	$177,418

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables increased from $22.4 million at December 31, 2020 to $43.7 million at March 31, 2021, primarily due to revenue recognized on a U.S. Department of Justice contract for the first quarter of 2021 which was subsequently billed in the second quarter of 2021. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, increased from $10.1 million at December 31, 2020 to

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

$16.0 million at March 31, 2021, primarily due to advance payments received in excess of revenue recognized. For the three months ended March 31, 2021 and March 31, 2020, we recognized revenue that was previously included in the beginning balance of contract liabilities of $860 thousand and $700 thousand, respectively.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers at a point in time accounted for approximately 49% of our revenues for the three months ended March 31, 2021 and 43% of our revenues for the three months ended March 31, 2020. Revenues from products and services transferred to customers over time accounted for approximately 51% of our revenues for the three months ended March 31, 2021 and 57% of our revenues for the three months ended March 31, 2020, primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment.
As of March 31, 2021, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $188 million. Performance obligations expected to be satisfied within one year and greater than one year are 90% and 10%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the three months ended March 31, 2021 and March 31, 2020, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Bank credit facility - term loan	$73,300	$77,988
Bank credit facility - revolver loans	182,335	175,473
Principal amount of long-term debt	255,635	253,461
Less debt issuance costs	(2,072)	(2,368)
Total long-term debt	253,563	251,093
Less current portion	(21,316)	(20,379)
Long-term debt, less current portion	$232,247	$230,714

We have a loan agreement with a group of banks that expires in January 2023. We borrow amounts under the loan agreement to provide working capital support, fund letters of credit and finance acquisitions. The loan agreement includes term and revolving loan facilities. The revolving loan facility provides for revolving loans and letters of credit. The fair value of outstanding debt as of March 31, 2021 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term and revolver loan payments after March 31, 2021 are as follows (in thousands):

2021	16,875
2022	22,500
2023*	216,260
Total	$255,635
*Includes the revolver loan required payment of $182.3 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of March 31, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had $803 thousand letters of credit outstanding as of March 31, 2021 and no letters of credit outstanding as of December 31, 2020.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2021, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. The amount of our debt with interest rate swap agreements was $75 million and $145 million as of March 31, 2021 and December 31, 2020, respectively.

After taking into account the impact of interest rate swap agreements, as of March 31, 2021, interest rates on portions of our outstanding debt ranged from 3.75% to 6.36%, and the effective interest rate on our aggregate outstanding debt was 4.13%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $2.7 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt/EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of March 31, 2021. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

(5) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for an assumed vesting of restricted stock awards.

	Three months ended March 31,
	2021	2020
Basic weighted average common shares outstanding	12,076,509	11,000,204
Effect of dilutive shares	95,319	100,302
Diluted weighted average common shares outstanding	12,171,828	11,100,506

(6) Commitments and Contingencies

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

Further, from time-to-time, government agencies audit or investigate whether our operations are being conducted in accordance with applicable contractual and regulatory requirements. Government audits or investigations of us, whether relating to

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action against us. We believe, based upon current information, that the outcome of any such government disputes, audits and investigations will not have a material adverse effect on our results of operations, financial condition or cash flows.

(7) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under three reportable operating segments:

Aviation – Distribution and MRO Services
Our Aviation segment provides aftermarket repair and distribution services to commercial, cargo, business and general aviation, military and defense, and rotorcraft customers globally. Core services include parts distribution, engine accessory maintenance, MRO services, rotable exchange and supply chain services.

Fleet – Distribution and Fleet Services
Our Fleet segment provides parts, inventory management, e-commerce fulfillment, logistics, supply chain support and other services to support the commercial aftermarket medium- and heavy-duty truck market, the United States Postal Service ("USPS"), and the DoD. Core services include vehicle parts distribution, sourcing, IT solutions, customized fleet logistics, warehousing, kitting, just-in-time supply chain management, alternative product sourcing, and engineering and technical support.

Federal and Defense – Logistics and Sustainment Services
Our Federal and Defense segment provides aftermarket MRO and logistics services to improve operational readiness and extend the life cycle of military vehicles, ships and aircraft for the DoD, federal agencies and international defense customers. Core services include base operations support; procurement; supply chain management; vehicle, maritime and aircraft sustainment services; IT services and energy consulting.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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

	Three months ended March 31,
	2021	2020
Revenues:
Aviation	$44,371	$58,080
Fleet	54,747	53,204
Federal and Defense	65,863	66,134
Total revenues	$164,981	$177,418

Operating income (loss):
Aviation	$(332)	$(1,880)
Fleet	5,741	6,906
Federal and Defense	5,025	4,924
Corporate/unallocated expenses	(831)	(216)
Operating income	$9,603	$9,734

Customer Information

The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows (in thousands):

	Three months ended March 31,
Customer	2021	%	2020	%
Commercial	$59,101	36	$67,294	38
DoD	45,888	28	64,134	36
Other government	59,992	36	45,990	26
Total	$164,981	100	$177,418	100

(8) Goodwill and Intangible Assets

There were no changes in goodwill for the three months ended March 31, 2021. The goodwill balance consisted of the following (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2020	$63,190	$30,883	$144,053	$238,126

Balance as of March 31, 2021	$63,190	$30,883	$144,053	$238,126

We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

Intangible assets, net comprised the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
March 31, 2021
Contract and customer-related	$219,801	$(114,635)	$(3,814)	$101,352
Acquired technologies	12,400	(11,069)	—	1,331
Trade names	18,770	(15,539)	—	3,231
Total	$250,971	$(141,243)	$(3,814)	$105,914

December 31, 2020
Contract and customer-related	$213,194	$(110,917)	$(3,814)	$98,463
Acquired technologies	12,400	(10,787)	—	1,613
Trade names	18,770	(15,251)	—	3,519
Total	$244,364	$(136,955)	$(3,814)	$103,595

The increase in the gross carrying amount of contract and customer-related intangibles during the first quarter of 2021 is related to customer relationship intangible recognized in connection with the acquisition of HSS during the quarter. See Note (2)
"Acquisition and Divestitures" for additional details regarding the acquisition.

Amortization expense related to intangible assets was approximately $4.3 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2021	Fair Value December 31, 2020
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$1,142	$1,120
Interest rate swap agreements	Accrued expenses	Level 2	$923	$1,603

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.
We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. We evaluate our hedges to determine their effectiveness and as of March 31, 2021 and December 31, 2020, the swaps were determined to be fully effective. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets, was approximately $923 thousand and $1.6 million at March 31, 2021 and December 31, 2020, respectively. The offset, net of an income tax effect of approximately $230 thousand and $400 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of March 31, 2021 and December 31, 2020, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

(10) Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Our effective tax rate was 22.2% and 46.7% for three months ended March 31, 2021 and 2020, respectively. The difference in the effective tax rate for the three months ended March 31, 2021 compared to the same period of prior year primarily results from 1) a full valuation allowance established in 2020 to offset the capital loss benefit in connection with our sale of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period, 2) higher estimated Foreign Derived Intangible Income ("FDII") deduction in 2021, and 3) a favorable deduction in 2021 in connection with the fair value increase in our COLI assets..

(11) Recently Issued Accounting Pronouncements Not Yet Adopted

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Our Business

We are a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to government and commercial markets. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to the government, including the Department of Defense ("DoD"), federal civilian agencies, and to commercial and other customers. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul ("MRO") services for vehicle fleet, aviation, and other customers. We also provide vehicle and equipment maintenance and refurbishment, logistics, engineering support, energy services, IT and health care IT solutions, and consulting services.

Acquisition and Divestitures

In March 2021, we acquired HAECO Special Services, LLC ("HSS"), in an all cash transaction. HSS is a leading provider of fully integrated MRO support solutions for military and government aircraft. HSS offers scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for the DoD primarily for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet. The experienced workforce of HSS includes approximately 250 employees operating from two hangar locations in Greensboro, North Carolina. HSS is a subsidiary of VSE Corporation under our Federal & Defense Services segment.

In February 2020, we sold our subsidiary Prime Turbines, LLC ("Prime Turbines") and certain related inventory assets for $20.0 million in cash and a $8.3 million note receivable to be paid over a period from 2020 through 2024. Our Aviation segment discontinued turboprop engine MRO services, and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled less than 1% of our revenue for 2020.

In June 2020, we sold all of the inventory of our subsidiary CT Aerospace, LLC ("CT Aerospace") for a $6.9 million note receivable to be paid to us over a period from 2020 through 2025. Our Aviation segment discontinued sales and leasing of engines and supply of used serviceable engine parts. CT Aerospace's revenues totaled less than 1% of our revenue for 2020.

See Note (2) "Acquisition and Divestitures" to our Consolidated Financial Statements included in Item 1 of this filing for additional information regarding our acquisition and divestitures.

Public Offering of Common Stock

In February 2021, we completed an underwritten public offering of common stock through the issuance of 1,599,097 shares of common stock, including an additional 170,497 shares that were issued pursuant to the underwriters' exercise of their option to purchase additional shares, at an offering price of $35.00 per share. We received net proceeds of approximately $52 million, after deducting underwriting discounts and other offering expenses of approximately $4 million. The net proceeds will be used for general corporate purposes, including financing strategic acquisitions and working capital requirements for new program launches.

Organization and Segments

Our operations are conducted within three reportable segments aligned with our operating segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense. We provide more information about each of these reportable segments under Item 1, "Business-History and Organization” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K").

Concentration of Revenues

	(in thousands)
	Three months ended March 31,
Source of Revenues	2021	%	2020	%
Commercial	$59,101	36	$67,294	38
DoD	45,888	28	64,134	36
Other government	59,992	36	45,990	26
Total	$164,981	100	$177,418	100

COVID-19 Discussion

Forward Looking Information

Disclosures that address business and operating considerations associated with the COVID-19 pandemic are made under highly uncertain conditions and may involve forward looking information that is based on assumptions and expectations regarding future events. For additional discussion on the uncertainties and business risks associated with the COVID-19 pandemic, refer to Item 1A, "Risk Factors" of our 2020 Form 10-K.

Demand for Products and Services, Operating Results, and Financial Condition

All of our businesses have remained operational since the onset of the COVID-19 pandemic through the end of the first quarter of 2021, and we continue to operate with limited disruption. We have experienced varying levels of reduction in demand for our services and products, and have adjusted our cost structure to support the current and near-term forecasted demand environment. The majority of the cost reductions occurred within our Aviation segment, as a decline in commercial aircraft revenue passenger miles contributed to a reduction in demand for aftermarket parts and MRO services. We currently anticipate demand levels within the Aviation segment will remain at decreased levels through the first half of 2021, pending a recovery in the broader market. This decrease in demand adversely impacted our operating results for 2020 and the first quarter of 2021, and we expect it will adversely impact our operating results for the first half of 2021.

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

We have a loan agreement with a bank group comprised of ten banks, including multiple large banks and multiple regional banks. Our revolving credit facility under this loan agreement provides $350 million in loan commitments, of which we have currently borrowed approximately 52%. The potential for additional declines in our earnings may impact our financial covenant ratios in future periods. Accordingly, in the second quarter of 2020 we amended the loan agreement to provide increased financial covenant flexibility through the end of 2021.

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

Our interim impairment analysis indicated that our VSE Aviation reporting unit, within our Aviation segment, had a fair value less than its carrying value and had incurred an impairment. We recognized a goodwill impairment charge of $30.9 million for our VSE Aviation reporting unit in the second quarter of 2020. Prior to the onset of the COVID-19 pandemic, our Aviation segment was performing strongly. Our VSE Aviation reporting unit experienced lower customer demand in 2020 and the first quarter of 2021 as compared to 2019, and we expect it will continue to experience lower customer demand during the first half of 2021, but we believe market opportunities will increase for us in the longer term. Accordingly, at this time we do not anticipate any further material impairments in our Aviation segment. However, should the magnitude and duration of the downturn be greater than we anticipated in our analysis, there could be further impairment.

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

Health and Safety

The health and safety of our employees, customers and communities are of primary concern. We have taken significant steps to protect our workforce including but not limited to, working remotely. For our locations with an active on-site workforce, we implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention and are following local ordinances and guidance. We have taken steps at our facilities to ensure additional employee safety, including implementing separate operational shifts, strict social distancing requirements, providing personal protective equipment and stringent requirements for cleaning and sanitizing at our work sites. Our operations have not been materially impacted by any constraints or other impacts on our human capital resources and productivity and we do not expect any such material impact.

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

Aviation Segment

The COVID-19 pandemic caused a reduction in global demand for air travel and decreased revenue passenger miles, which had an adverse impact on demand for our Aviation products and services. This caused a steep decline in our Aviation revenues in the second quarter of 2020. While decreased demand resulted in year over year revenue declines for subsequent quarters, we have seen sustained sequential quarterly revenue increases since the second quarter of 2020, including through the first quarter of 2021. We believe that this trend will continue into the second half of 2021. We have initiated several new distribution growth initiatives that have resulted in a 18% first quarter year over year distribution revenue increase, excluding prior year period revenue from divested business.

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

We expect that the current disruption in market conditions will result in strategic opportunities for near and long-term growth. We intend to continue pursuing these opportunities, which may require future investment.

Fleet Segment

Our Fleet segment continues to focus on both its core USPS and DoD customer base and commercial customer diversification. We are expanding our presence in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs to new commercial customers. Commercial customer revenue continues to see a strong growth trend, increasing approximately 64% during the first quarter of 2021 compared to the same period in 2020, driven by a 115% increase in e-commerce fulfillment revenues.

We believe the COVID-19 pandemic is likely to continue to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms has continued to see growth.

Federal and Defense Segment

Our growth efforts for this segment have focused on redefining VSE in the federal marketplace, expanding our capability and product offerings and broadening our markets and offerings to capture new business, and investing in business development to build our contract backlog in current and new markets. Strong revenue performance in our U.S. Department of Justice program and new revenues from the U.S. Air Force work performed by our HSS acquisition enabled us to successfully keep first quarter revenue for this segment consistent with the same period of the prior year despite anticipated declines in our U.S. Army work due to program completions and a decline in our U.S. Navy work.

We expect the COVID-19 pandemic to continue to have a limited adverse impact on revenues for this segment, as the U.S. government is expected to maintain critical DoD preparedness programs.

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

For the first quarter of 2021, Federal and Defense segment bookings decreased 6% year-over-year to $63 million, while total funded backlog declined 6% year-over-year to $188 million. The decline in funded backlog was primarily attributable to the completion of certain DoD contracts in 2020. The current management team is focused on revitalizing this business, with an emphasis on growing backlog to promote future revenue growth.

A summary of our bookings and revenues for our Federal and Defense segment for the three months ended March 31, 2021 and 2020, and funded contract backlog as of March 31, 2021 and 2020 is as follows (in millions):

	2021	2020
Bookings	$63	$67
Revenues	$66	$66
Funded Contract Backlog	$188	$201

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

In the second quarter of 2020, due to the significant decline in our market capitalization as well as an overall stock market decline amid market volatility as a result of the COVID-19 pandemic, we performed an interim impairment test utilizing a quantitative assessment approach. Based on the assessment, our VSE Aviation reporting unit was determined to be impaired and a $30.9 million impairment charge was recognized. This impairment charge resulted from changes to estimates and assumptions of the expected future cash flows for the reporting unit, which were adversely impacted by reduced global air travel and decreased passenger miles caused by the COVID-19 pandemic. As of the most recent annual goodwill impairment testing date in the fourth quarter of 2020, for which a qualitative assessment approach was utilized, it was determined that it is more likely than not that the fair value of our reporting units exceeded their carrying value. As described in our 2020 Form 10-K, there was uncertainty surrounding the macroeconomic factors impacting the VSE Aviation reporting unit and a downturn in these factors or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment.

Our VSE Aviation reporting unit had approximately $144 million of goodwill as of March 31, 2021. The goodwill balance of this reporting unit continues to be at risk for future impairment for the reasons discussed above.

We performed a quarterly assessment to identify potential indicators of impairment for each of our reporting units during the first quarter of 2021. Based on our assessment performed, we did not identify any impairment indicators for any reporting unit during the first quarter of 2021 and determined that it was not more likely than not that the carrying value of any of the reporting units exceeded their respective fair values. We will continue to closely monitor the operational performance of these reporting units and the impacts of COVID-19 on the fair value of goodwill.

We also review our long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the first quarter of 2021, we performed a quarterly assessment to identify potential indicators of impairment of the long-lived assets with finite lives. Based on our assessment, we did not identify any impairment indicators during the first quarter of 2021 that may indicate that the carrying amount of long-lived assets may not be recoverable.

As of March 31, 2021, we had no intangible assets with indefinite lives and we had an aggregate of approximately $238 million of goodwill associated with our acquisitions.

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

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see "Recently Issued Accounting Pronouncements” in Note (11) of the Notes to our Unaudited Consolidated Financial Statements in Item 1 of this report.

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of the first quarter of 2021 to the first quarter of 2020.

	Three months		Change
	ended March 31,		Three
	2021	2020	Months
Revenues	$164,981	$177,418	$(12,437)
Costs and operating expenses	155,378	161,256	(5,878)
Loss on sale of a business entity and certain assets	—	(7,536)	7,536
Gain on sale of property	—	1,108	(1,108)
Operating income	9,603	9,734	(131)
Interest expense, net	3,030	3,486	(456)
Income before income taxes	6,573	6,248	325
Provision for income taxes	1,462	2,916	(1,454)
Net income	$5,111	$3,332	$1,779

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

Revenues

Our revenues decreased approximately $12.4 million or 7.0% for the first quarter of 2021 compared to the same period for the prior year. The decrease in revenues resulted from a decrease in our Aviation segment of approximately $13.7 million and an increase in our Fleet segment of approximately $1.5 million. Our Federal and Defense segment revenue was substantially unchanged from the same period in the prior year. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses decreased approximately $5.9 million or 3.6% for the first quarter of 2021 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. Costs and operating expenses for 2020 included approximately $300 thousand of earn-out adjustment expense.

Loss on Sale of a Business Entity and Certain Assets

Loss on sale of a business entity and certain assets of $7.5 million in 2020 is comprised of the difference between the carrying value on our books for our Prime Turbines, LLC business and the sale price upon divestiture, plus the difference between the carrying value on our books of inventory sold that is used to support the operations of our divested Prime Turbines, LLC business and the sale price of the inventory upon divestiture.

Gain on Sale of Property

Gain on sale of property in 2020 is comprised of $1.1 million associated with the sale of a Miami, Florida real estate holding.

Operating Income

Our operating income decreased approximately $0.1 million or 1% for the first quarter of 2021 compared to the same period for the prior year. Operating income for 2020 was decreased by $7.5 million due to the loss on the sale of Prime Turbines LLC and certain assets and increased by approximately $1.1 million related to the gain on the sale of the real estate holding in Miami, Florida. Operating income increased approximately $1.5 million for our Aviation segment, decreased approximately $1.2 million for our Fleet segment, and increased approximately $101 thousand for our Federal and Defense segment.

Interest Expense

Interest expense decreased approximately $456 thousand for the first quarter of 2021 compared to the same period for the prior year due to a decrease in our average amounts borrowed.

Provision for Income Taxes

Our effective tax rate was 22.2% for the first quarter of 2021 and 46.7% for the same period of 2020. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Capital gains tax treatment, state income taxes, certain tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. Other permanent differences and federal and state tax credits such as foreign derived intangible income ("FDII") deduction, the work opportunity tax credit, and educational improvement tax credits provide benefit to our tax rates. The higher effective tax rate for the first quarter of 2020 primarily resulted from a full valuation allowance established to offset the capital loss benefit in connection with our sale of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months		Change
	ended March 31,		Three
	2021	2020	Months
Revenues	$44,371	$58,080	$(13,709)
Costs and operating expenses	44,703	53,532	(8,829)
Loss on sale of a business entity and certain assets	—	(7,536)	7,536
Gain on sale of property	—	1,108	(1,108)
Operating loss	$(332)	$(1,880)	$1,548
Loss percentage	(0.7)%	(3.2)%

Revenues for our Aviation segment decreased approximately $13.7 million or 24% compared to the same period of the prior year. Repair revenues decreased approximately $14.5 million, partially offset by an increase in distribution revenues of approximately $783 thousand. The revenue declines are primarily attributable to 1) the impact of the COVID-19 pandemic on the broader aviation markets that has lowered demand from our Aviation customers, 2) the divestiture of Prime Turbines in February 2020 and 3) the sale of all of CT Aerospace inventory in June 2020. We did not have revenue for these two divested businesses for the first quarter of 2021 compared to combined revenues for these businesses of approximately $7.9 million for the first quarter of 2020. Revenues for our Aviation segment non-divested businesses decreased approximately $5.8 million or 12% for the first quarter of 2021 compared to the same period of the prior year.

Costs and operating expenses decreased approximately $8.8 million or 16% for the first quarter due to the decreased demand for our products and services, cost reduction actions implemented in response to the reduction in demand, and the elimination of costs and expenses associated with our divested businesses. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions, allocated corporate costs, and a reduction in expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $2.1 million for the first quarter of 2021 compared to approximately $2.5 million for the first quarter of 2020. Allocated corporate costs were approximately $2.0 million for the first quarter of 2021 compared to approximately $2.1 million for the first quarter of 2020. There was no expense for earn-out valuation adjustments for the first quarter of 2021 compared to earn-out valuation adjustment expense of approximately $300 thousand in the first quarter of 2020.

Loss on sale of a business entity and certain assets of $7.5 million for the first quarter of 2020 is comprised of the difference between the carrying value on our books for our Prime Turbines business and certain associated assets and the sale price upon divestiture in the first quarter of 2020.

Gain on sale of property for the first quarter of 2020 is comprised of approximately $1.1 million associated with the sale of a Miami, Florida real estate holding.

Operating loss decreased approximately $1.5 million or 82% for the first quarter of 2021 compared to the same period for the prior year. Components of the change in operating loss included the elimination of profits from our divested businesses in 2020 of approximately $1.2 million, a decline in profits for our continuing businesses in 2021 due to a decrease in demand for products and services associated with the COVID-19 pandemic, a $7.5 million loss on the divestiture of Prime Turbines and associated assets in 2020 and a $1.1 million gain on the sale of a real estate property in 2020.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months		Change
	ended March 31,		Three
	2021	2020	Months
Revenues	$54,747	$53,204	$1,543
Costs and operating expenses	49,006	46,298	2,708
Operating income	$5,741	$6,906	$(1,165)
Profit percentage	10.5%	13.0%

Revenues for our Fleet segment increased approximately $1.5 million or 3% for the first quarter of 2021 compared to the first quarter of 2020. Revenues from commercial customers increased approximately $5.6 million or 64%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased approximately $1.5 million or 32%, and revenues from sales to other government customers decreased approximately $2.6 million or 7% primarily due to decreased demand from these customers.

Costs and operating expenses increased approximately $2.7 million or 6%, primarily due to increased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $1.8 million for the first quarter of 2021 and approximately $2.0 million for the first quarter of 2020. Expense for allocated corporate costs was approximately $2.3 million for the first quarter of 2021 and approximately $1.8 million for the first quarter of 2020.

Operating income decreased approximately $1.2 million or 17% for the first quarter of 2021, primarily due to a change in the mix of products sold, including increased commercial customer revenues and an increase in allocated corporate costs.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months		Change
	ended March 31,		Three
	2021	2020	Months
Revenues	$65,863	$66,134	$(271)
Costs and operating expenses	60,838	61,210	(372)
Operating income	$5,025	$4,924	$101
Profit percentage	7.6%	7.4%

Revenues and cost and operating expenses for our Federal and Defense segment were substantially unchanged from the same period in the prior year. Strong revenue performance in our U.S. Department of Justice program and new revenues from the U.S. Air Force work performed by our HSS acquisition enabled us to successfully keep first quarter revenue for this segment consistent with the same period of the prior year despite anticipated declines in our U.S. Army work due to program completions and a decline in our U.S. Navy work.

Operating income was substantially unchanged compared to the first quarter of 2020. We anticipate continued margin improvements driven by higher margins in our new work.

Financial Condition

There has been no material adverse change in our financial condition in the first quarter of 2021. Our bank debt increased approximately $2.2 million and we had $167 million of unused bank loan commitments as of March 31, 2021. In February 2021, we completed an underwritten public offering of common stock, generating gross proceeds of approximately $56 million and net proceeds of approximately $52 million through the issuance of 1,599,097 shares of common stock. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing and level of inventory purchases to support new distribution programs, contract delivery schedules, and subcontractor and vendor payments required to perform our contract work; the timing of government contract funding awarded; and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $31 thousand during the first three months of 2021.

Cash used in operating activities was approximately $36.4 million in the first three months of 2021 compared to cash provided by operating activities of approximately $6.8 million in the same period of the prior year. The change was comprised of an increase of approximately $1.8 million in cash provided by net income, a decrease of approximately $6.9 million in other non-cash operating activities and a decrease of approximately $38.0 million due to changes in the levels of operating assets and liabilities.

Inventories and accounts receivable represent a significant amount of our assets, and accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $28.9 million, cash used related to increases in receivables and unbilled receivables was approximately $20.1 million, and cash used by increases in accounts payable and deferred compensation was approximately $1.1 million for the first quarter of 2021. The increased cash outflow related to increases in inventory levels over the prior year were primarily due to a required investment in new inventory in order to support recent distribution program wins and program launches within our Aviation segment. A significant portion of accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials and inventory to fulfill contract obligations and distribution agreements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations. We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 economic down-turn.

Cash used in investing activities was approximately $16.5 million in the first quarter of 2021 compared to cash provided by investing activities of approximately $22.8 million in the same period of the prior year. In 2021 approximately $14.8 million was used for the acquisition of HSS. In 2020 approximately $23.6 million was provided by proceeds from the divestiture of our Prime Turbines business and CT Aerospace inventory and the sale of a Miami, Florida real estate holding. Other cash used in investing activities consisted primarily of purchases of property and equipment.

Cash provided by financing activities was approximately $52.8 million in the first quarter of 2021 compared to cash used in financing activities of approximately $29.8 million in the same period of 2020. In 2021, we received approximately $52.0 million in proceeds from the February 2021 public offering of our common stock, net of underwriters' discounts and issuance costs. In 2020, approximately $31.7 million was used for the payment of an earn-out obligation in connection with the acquisition of our 1st Choice Aerospace subsidiary in 2019. Other financing activities consisted primarily of borrowing and repayment of debt and payment of dividends.

We paid cash dividends totaling approximately $1.0 million or $0.09 per share in the first quarter of 2021. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We have considered the effects of the COVID-19 pandemic on our liquidity and capital resources, and we currently do not expect a material adverse impact on our ability to meet future liquidity needs. See “COVID-19 Discussion-Capital, Financial Resources, Credit Losses, and Liquidity” and Item 1A, "Risk Factors" of our 2020 Form 10-K for additional details regarding risks related to the impact of COVID-19 on our liquidity and capital resources. As discussed in greater detail below, under the terms of our existing loan agreement, we are required to maintain certain financial covenants. The COVID-19 pandemic has disrupted the demand for our Aviation segment products and services and further disruption is possible. Accordingly, we amended our existing loan agreement with our banks in the second quarter of 2020 to provide increased financial covenant flexibility.

Our external financing consists of a loan agreement with a bank group that expires in January 2023. The loan agreement includes a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The term loan requires quarterly installment payments. Our required term loan payments after March 31, 2021 are approximately $16.9 million in 2021, $22.5 million in 2022, and $33.9 million in 2023. The amount of term loan borrowings outstanding as of March 31, 2021 was $73.3 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of March 31, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $182.3 million in revolving loan amounts outstanding and $803 thousand of letters of credit outstanding as of March 31, 2021.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The applicable LIBOR rate has a floor of 0.75%. As of March 31, 2021, the LIBOR base margin was 3.00% and the base rate base margin was 1.75%. The base margins increase or decrease in steps as our Total Funded Debt/EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. As of March 31, 2021, interest rates on portions of our outstanding debt ranged from 3.75% to 6.36%, and the effective interest rate on our aggregate outstanding debt was 4.13%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. The restrictive covenants require that we maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and a maximum Total Funded Debt to EBITDA Ratio that varies over future periods as indicated in the table below. We were in compliance with required ratios and other terms and conditions as of March 31, 2021. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

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

LIBOR is used as a reference rate for borrowings under our loan agreement and related interest rate swap agreements. LIBOR is expected to be phased out in the future, and the option to select some LIBOR tenors may no longer be available under our loan agreement after December 31, 2021. Other LIBOR tenors, including those that we most commonly use, may no longer be available under our loan agreement after June 30, 2023. At this time, there is no definitive information regarding the future transition of LIBOR to a replacement rate; however, we continue to monitor the developments with respect to the potential discontinuance of LIBOR and intend to work with our bank group to minimize the impact of such discontinuance on our financial condition and results of operations. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our variable rate debt.

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

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K”). The risk factors disclosed in our 2020 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and should not be considered the only risks to which we are exposed.

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

Item 5.  Other Information

On April 26, 2021, VSE Corporation (the “Company”) and Thomas M. Kiernan, the Company’s Vice President, General Counsel and Secretary, entered into a Separation and Release Agreement (the “Separation Agreement”). Under the terms of the Separation Agreement, Mr. Kiernan will step down from his position as the Company’s Vice President, General Counsel and Secretary, effective July 2, 2021. Under the Separation Agreement, in addition to certain accrued compensation, the Company will pay Mr. Kiernan a lump sum cash payment equal to $663,305, contingent upon his execution of a customary release of claims. Mr. Kiernan has also agreed to certain customary confidentiality and non-competition obligations.

The foregoing description of the Separation Agreement is not complete and is qualified by reference to the full text of the Separation Agreement, a copy of which is filed herewith as Exhibit 10.1.

Item 6.    Exhibits

(a) Exhibits
Exhibit 10.1	Separation and Release Agreement dated as of April 26, 2021, by and between VSE Corporation and Thomas M. Kiernan
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

VSE CORPORATION

Date:	April 29, 2021	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 29, 2021	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)