Form 10-Q
period 2021-06-30
VSE CORP
filed 2021-07-30
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of July 22, 2021: 12,704,165

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$337	$378
Receivables, net	78,322	55,471
Unbilled receivables, net	30,718	22,358
Inventories, net	274,598	253,422
Other current assets	32,255	23,328
Total current assets	416,230	354,957

Property and equipment, net	40,086	36,363
Intangible assets, net	102,005	103,595
Goodwill	238,126	238,126
Operating lease - right-of-use assets	24,149	20,515
Other assets	29,624	26,525
Total assets	$850,220	$780,081

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$13,816	$20,379
Accounts payable	63,804	72,682
Accrued expenses and other current liabilities	53,983	45,172
Dividends payable	1,143	995
Total current liabilities	132,746	139,228

Long-term debt, less current portion	261,391	230,714
Deferred compensation	18,267	16,027
Long-term operating lease obligations	25,044	22,815
Deferred tax liabilities	11,245	14,897
Other long-term liabilities	33	83
Total liabilities	448,726	423,764

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 12,704,165 and 11,055,037, respectively	635	553
Additional paid-in capital	85,844	31,870
Retained earnings	315,555	325,097
Accumulated other comprehensive loss	(540)	(1,203)
Total stockholders' equity	401,494	356,317
Total liabilities and stockholders' equity	$850,220	$780,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Loss
(in thousands except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Products	$84,463	$85,747	$163,043	$162,089
Services	90,649	82,968	177,050	184,044
Total revenues	175,112	168,715	340,093	346,133

Costs and operating expenses:
Products	101,325	76,522	172,037	142,049
Services	80,848	73,932	161,188	164,690
Selling, general and administrative expenses	1,050	1,295	1,088	1,543
Amortization of intangible assets	4,603	4,464	8,891	9,187
Total costs and operating expenses	187,826	156,213	343,204	317,469

	(12,714)	12,502	(3,111)	28,664

Loss on sale of a business entity and certain assets	—	(678)	—	(8,214)
Gain on sale of property	—	—	—	1,108
Goodwill and intangible asset impairment	—	(33,734)	—	(33,734)

Operating loss	(12,714)	(21,910)	(3,111)	(12,176)

Interest expense, net	2,666	3,072	5,696	6,558

Loss before income taxes	(15,380)	(24,982)	(8,807)	(18,734)

Provision for income taxes	(3,014)	(2,358)	(1,552)	558

Net loss	$(12,366)	$(22,624)	$(7,255)	$(19,292)

Basic loss per share	$(0.97)	$(2.05)	$(0.59)	$(1.75)

Basic weighted average shares outstanding	12,702,366	11,041,235	12,391,166	11,020,720

Diluted loss per share	$(0.97)	$(2.05)	$(0.59)	$(1.75)

Diluted weighted average shares outstanding	12,702,366	11,041,235	12,391,166	11,020,720

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net loss	$(12,366)	$(22,624)	$(7,255)	$(19,292)

Change in fair value of interest rate swap agreements, net of tax	152	(79)	663	(952)

Other comprehensive income (loss), net of tax	152	(79)	663	(952)

Comprehensive loss	$(12,214)	$(22,703)	$(6,592)	$(20,244)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended June 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2021	12,691	$635	$85,296	$329,064	$(692)	$414,303
Net loss	—	—	—	(12,366)	—	(12,366)
Stock-based compensation	13	—	548	—	—	548
Other comprehensive income, net of tax	—	—	—	—	152	152
Dividends declared ($0.09 per share)	—	—	—	(1,143)	—	(1,143)
Balance at June 30, 2021	12,704	$635	$85,844	$315,555	$(540)	$401,494

	Three months ended June 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2020	11,029	$551	$31,244	$336,584	$(1,978)	$366,401
Net loss	—	—	—	(22,624)	—	(22,624)
Stock-based compensation	14	1	250	—	—	251
Other comprehensive loss, net of tax	—	—	—	—	(79)	(79)
Dividends declared ($0.09 per share)	—	—	—	(995)	—	(995)
Balance at June 30, 2020	11,043	$552	$31,494	$312,965	$(2,057)	$342,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

	Six months ended June 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317
Issuance of common stock	1,599	80	51,937	—	—	52,017
Net loss	—	—	—	(7,255)	—	(7,255)
Stock-based compensation	50	2	2,037	—	—	2,039
Other comprehensive income, net of tax	—	—	—	—	663	663
Dividends declared ($0.18 per share)	—	—	—	(2,287)	—	(2,287)
Balance at June 30, 2021	12,704	$635	$85,844	$315,555	$(540)	$401,494

	Six months ended June 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	10,970	$549	$29,411	$334,246	$(1,105)	$363,101
Net loss	—	—	—	(19,292)	—	(19,292)
Stock-based compensation	73	3	2,083	—	—	2,086
Other comprehensive loss, net of tax	—	—	—	—	(952)	(952)
Dividends declared ($0.18 per share)	—	—	—	(1,989)	—	(1,989)
Balance at June 30, 2020	11,043	$552	$31,494	$312,965	$(2,057)	$342,954

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,255)	$(19,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,267	12,403
Deferred taxes	(3,872)	(2,980)
Stock-based compensation	2,256	1,313
Inventory valuation adjustment	24,420	—
Loss on sale of a business entity and certain assets	—	8,214
Gain on sale of property and equipment	—	(1,000)
Goodwill and intangible asset impairment	—	33,734
Earn-out obligation fair value adjustment	—	(1,399)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(17,558)	4,588
Unbilled receivables	(4,378)	193
Inventories	(45,157)	(19,884)
Other current assets and noncurrent assets	(16,693)	(8,320)
Accounts payable and deferred compensation	(8,017)	11,512
Accrued expenses and other current and noncurrent liabilities	10,019	3,726

Net cash (used in) provided by operating activities	(53,968)	22,808

Cash flows from investing activities:
Purchases of property and equipment	(5,158)	(1,828)
Proceeds from the sale of property and equipment	14	2,424
Proceeds from payments on notes receivable	1,138	838
Proceeds from the sale of a business entity and certain assets	—	19,915
Cash paid for acquisitions, net of cash acquired	(14,785)	—

Net cash (used in) provided by investing activities	(18,791)	21,349

Cash flows from financing activities:
Borrowings on loan agreement	258,497	235,118
Repayments on loan agreement	(234,976)	(244,843)
Proceeds from issuance of common stock, net of underwriters' discounts and issuance costs	52,017	—
Earn-out obligation payments	—	(31,701)
Payment of debt financing costs	—	(636)
Payments of taxes for equity transactions	(681)	(635)
Dividends paid	(2,139)	(1,981)

Net cash provided by (used in) financing activities	72,718	(44,678)

Net decrease in cash and cash equivalents	(41)	(521)
Cash and cash equivalents at beginning of period	378	734
Cash and cash equivalents at end of period	$337	$213

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$11,815	$13,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

(1) Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2020 Form 10-K. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic. The pandemic and the containment and mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The pandemic triggered a decline in demand for our Aviation segment products and services beginning with the second quarter of 2020 and continuing through the end of the second quarter of 2021. Our results of operations for the first six months of 2021 continue to reflect the adverse impact from the COVID-19 pandemic. Although demand has improved since the onset of the pandemic, it remains below pre-pandemic levels. The extent to which the impact of COVID-19 may continue to have an adverse effect on our future business and results of operations is highly uncertain and unpredictable. However, we believe that with the global vaccination effort underway, that may generate an increase in commercial air travel and result in a gradual recovery in demand for our Aviation segment products and services commencing toward the second half of 2021. We are closely monitoring the effects and risks of COVID-19 to assess its continuing impact on our business, financial condition and results of operations. We maintain a robust continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

The allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until we obtain final information regarding their fair values. Based on preliminary estimates, we allocated approximately $7.5 million to the fair value of net tangible assets (including $9.2 million of accounts receivable) and $7.3 million to customer relationship intangible asset, which is being amortized over approximately 4 years from the acquisition date.

Divestitures

Prime Turbines Sale
In January 2020, VSE’s subsidiary VSE Aviation, Inc. entered into two definitive agreements to sell (1) Prime Turbines LLC ("Prime Turbines") and (2) certain related inventory assets to PTB Holdings USA, LLC ("PTB"). The transaction was completed on February 26, 2020 with cash proceeds of $20.0 million, including final working capital adjustments, and a note receivable of $8.3 million received as consideration. As a result of the sale of the business and inventory, we derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million loss in the first quarter of 2020 which was reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. As of June 30, 2021 and December 31, 2020, the total outstanding balance of the note receivable from PTB was $5.4 million and $6.1 million, respectively, which represent the present value of the consideration to be received with an imputed interest rate discount, of which $1.5 million and $1.4 million were current as of June 30, 2021 and December 31, 2020, respectively. The note receivable balance is included in other assets and other current assets in our consolidated balance sheets.
CT Aerospace Asset Sale
In June 2020, VSE's subsidiary VSE Aviation, Inc. entered into an asset purchase agreement to sell CT Aerospace, LLC ("CT Aerospace") inventory and certain assets to Legacy Turbines, LLC ("Legacy Turbines") for $6.9 million, with a note receivable received as consideration. As a result of the sale, we recorded a $678 thousand loss in the second quarter of 2020. As of June 30, 2021 and December 31, 2020, the total outstanding balance of the note receivable from Legacy Turbines was $6.1 million and $6.4 million, respectively, net of a variable discount of $275 thousand, of which $1.7 million and $1.3 million were current as of June 30, 2021 and December 31, 2020, respectively. The note receivable balance is included in other assets and other current assets in our consolidated balance sheet.

(3) Revenue

Disaggregated Revenue
Our revenues are derived from the delivery of products to our customers and from contract services performed for the DoD or federal civilian agencies. Our customers also include various other government agencies and commercial clients.

A summary of revenues for our operating segments by customer for the three and six months ended June 30, 2021 are as follows (in thousands):

	Three months ended June 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$47,465	$17,630	$185	$65,280
DoD	—	4,676	62,075	66,751
Other government	50	35,751	7,280	43,081
	$47,515	$58,057	$69,540	$175,112

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

	Six months ended June 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$91,811	$32,067	$503	$124,381
DoD	—	7,778	104,861	112,639
Other government	75	72,959	30,039	103,073
	$91,886	$112,804	$135,403	$340,093

A summary of revenues for our operating segments by customer for the three and six months ended June 30, 2020 are as follows (in thousands):

	Three months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Commercial	$31,170	$8,525	$467	$40,162
DoD	837	5,095	58,955	64,887
Other government	214	57,602	5,850	63,666
	$32,221	$71,222	$65,272	$168,715

	Six months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Commercial	$89,220	$17,347	$889	$107,456
DoD	837	9,662	118,522	129,021
Other government	244	97,417	11,995	109,656
	$90,301	$124,426	$131,406	$346,133

A summary of revenues for our operating segments by type for the three and six months ended June 30, 2021 is as follows (in thousands):

	Three months ended June 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$19,021	$—	$—	$19,021
Distribution	28,494	58,057	—	86,551
Cost Plus Contract	—	—	21,813	21,813
Fixed Price Contract	—	—	32,430	32,430
T&M Contract	—	—	15,297	15,297
Total	$47,515	$58,057	$69,540	$175,112

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

	Six months ended June 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$37,337	$—	$—	$37,337
Distribution	54,549	112,804	—	167,353
Cost Plus Contract	—	—	38,364	38,364
Fixed Price Contract	—	—	56,361	56,361
T&M Contract	—	—	40,678	40,678
Total	$91,886	$112,804	$135,403	$340,093

A summary of revenues for our operating segments by type for the three and six months ended June 30, 2020 is as follows (in thousands):

	Three months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$16,848	$—	$—	$16,848
Distribution	15,373	71,222	—	86,595
Cost Plus Contract	—	—	23,307	23,307
Fixed Price Contract	—	—	36,079	36,079
T&M Contract	—	—	5,886	5,886
Total	$32,221	$71,222	$65,272	$168,715

	Six months ended June 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$49,656	$—	$—	$49,656
Distribution	40,645	124,426	—	165,071
Cost Plus Contract	—	—	42,988	42,988
Fixed Price Contract	—	—	74,995	74,995
T&M Contract	—	—	13,423	13,423
Total	$90,301	$124,426	$131,406	$346,133

Contract Balances
Unbilled receivables (contract assets) represent our right to consideration in exchange for goods or services that we have transferred to the customer prior to us having the right to payment for such goods or services. Contract liabilities are recorded when customers remit contractual cash payments in advance of us satisfying related performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period of time.

We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables increased from $22.4 million at December 31, 2020 to $30.7 million at June 30, 2021, primarily due to the unbilled receivables acquired as a result of the HSS acquisition and revenues recognized as performance obligations are satisfied in excess of billings. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, increased from $10.1 million at December 31, 2020 to $12.7 million at June 30, 2021, primarily due to advance payments received in excess of revenue recognized. For the six months ended June 30, 2021 and June 30, 2020, we recognized revenue that was previously included in the beginning balance of contract liabilities of $1.7 million and $1.5 million, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers at a point in time accounted for approximately 49% of our revenues for the three and six months ended June 30, 2021 and 50% of our revenues for the three and six months ended June 30, 2020. Revenues from products and services transferred to customers over time accounted for approximately 51% of our revenues for the three and six months ended June 30, 2021 and 50% of our revenues for the three and six months ended June 30, 2020, primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment.
As of June 30, 2021, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $224 million. Performance obligations expected to be satisfied within one year and greater than one year are 90% and 10%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the six months ended June 30, 2021 and June 30, 2020, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Bank credit facility - term loan	$67,675	$77,988
Bank credit facility - revolver loans	209,308	175,473
Principal amount of long-term debt	276,983	253,461
Less debt issuance costs	(1,776)	(2,368)
Total long-term debt	275,207	251,093
Less current portion	(13,816)	(20,379)
Long-term debt, less current portion	$261,391	$230,714

We have a loan agreement with a group of banks that expires in January 2023. We borrow amounts under the loan agreement to provide working capital support, fund letters of credit and finance acquisitions. The loan agreement includes term and revolving loan facilities. The revolving loan facility provides for revolving loans and letters of credit. The fair value of outstanding debt as of June 30, 2021 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term and revolver loan payments after June 30, 2021 are as follows (in thousands):

2021	11,250
2022	22,500
2023*	243,233
Total	$276,983
*Includes the revolver loan required payment of $209.3 million.

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of June 30, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had $803 thousand letters of credit outstanding as of June 30, 2021 and no letters of credit outstanding as of December 31, 2020.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2021, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. The amount of our debt with interest rate swap agreements was $75 million and $145 million as of June 30, 2021 and December 31, 2020, respectively.

After taking into account the impact of interest rate swap agreements, as of June 30, 2021, interest rates on portions of our outstanding debt ranged from 3.00% to 5.61%, and the effective interest rate on our aggregate outstanding debt was 3.44%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $2.4 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $5.1 million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt to EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of June 30, 2021. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

Subsequent Event

In July 2021, we entered into a third amendment to our loan agreement which, among other things, extended the maturity dates with respect to the revolving credit facility and term loan facility to July 2024, lowered the applicable LIBOR rate floor, and modified the maximum Total Funded Debt to EBITDA Ratio. After the amendment, our required term and revolver loan payments after June 30, 2021 are approximately $7.5 million in 2021, $15.0 million in 2022, $15.0 million in 2023, and $239.5 million in 2024. We classified the current portion of long-term debt in our consolidated balance sheets as of June 30, 2021 based on the amended terms.

Except as described above, the amended loan agreement has substantially the same terms as the existing loan agreement, including covenants and events of default.

(5) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for an assumed vesting of restricted stock awards. For the three and six months ended June 30, 2021 and 2020, diluted earnings per share does not include an adjustment for the potential dilutive effect of dilutive securities as the effect would have been anti-dilutive due to the Company's net loss. The anitdilutive common stock equivalents excluded from the diluted per share calculation are not material.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	12,702,366	11,041,235	12,391,166	11,020,720
Effect of dilutive shares	—	—	—	—
Diluted weighted average common shares outstanding	12,702,366	11,041,235	12,391,166	11,020,720

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

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

Further, from time-to-time, government agencies audit or investigate whether our operations are being conducted in accordance with applicable contractual and regulatory requirements. Government audits or investigations of us, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action against us. We believe, based upon current information, that the outcome of any such government disputes, audits and investigations will not have a material adverse effect on our results of operations, financial condition or cash flows.

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
June 30, 2021

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Aviation	$47,515	$32,221	$91,886	$90,301
Fleet	58,057	71,222	112,804	124,426
Federal and Defense	69,540	65,272	135,403	131,406
Total revenues	$175,112	$168,715	$340,093	$346,133

Operating (loss) income:
Aviation	$(22,272)	$(34,387)	$(22,604)	$(36,267)
Fleet	4,000	7,014	9,741	13,920
Federal and Defense	6,999	6,772	12,024	11,696
Corporate/unallocated expenses	(1,441)	(1,309)	(2,272)	(1,525)
Operating loss	$(12,714)	$(21,910)	$(3,111)	$(12,176)

Our Aviation segment operating income for the second quarter and first six month of 2021 was reduced by $23.7 million primarily attributable to an inventory reserve expense which was recorded in the second quarter of 2021. The inventory reserve increase was primarily due to excess quantities of inventory at levels higher than our updated forecasts of future demand. The continued effects of the COVID-19 pandemic on commercial air travel for our region specific distribution programs, entered into prior to 2019, resulted in lowered demand assumptions.

Customer Information

The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
Customer	2021	%	2020	%	2021	%	2020	%
Commercial	$65,280	37	$40,162	24	$124,381	37	$107,456	31
DoD	66,751	38	64,887	38	112,639	33	129,021	37
Other government	43,081	25	63,666	38	103,073	30	109,656	32
Total	$175,112	100	$168,715	100	$340,093	100	$346,133	100

(8) Goodwill and Intangible Assets

There were no changes in goodwill for the six months ended June 30, 2021. The goodwill balance consisted of the following (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2020	$63,190	$30,883	$144,053	$238,126

Balance as of June 30, 2021	$63,190	$30,883	$144,053	$238,126

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable.

Intangible assets, net comprised the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
June 30, 2021
Contract and customer-related	$220,495	$(118,668)	$(3,814)	$98,013
Acquired technologies	12,400	(11,351)	—	1,049
Trade names	18,770	(15,827)	—	2,943
Total	$251,665	$(145,846)	$(3,814)	$102,005

December 31, 2020
Contract and customer-related	$213,194	$(110,917)	$(3,814)	$98,463
Acquired technologies	12,400	(10,787)	—	1,613
Trade names	18,770	(15,251)	—	3,519
Total	$244,364	$(136,955)	$(3,814)	$103,595

The increase in the gross carrying amount of contract and customer-related intangibles during the six months ended June 30, 2021 is related to customer relationship intangible recognized in connection with the acquisition of HSS during the first quarter of 2021. See Note (2) "Acquisition and Divestitures" for additional details regarding the acquisition.

Amortization expense related to intangible assets was approximately $4.6 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, and $8.9 million and $9.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2021	Fair Value December 31, 2020
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$1,276	$1,120
Interest rate swap agreements	Accrued expenses	Level 2	$720	$1,603

Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. We evaluate our hedges to determine their effectiveness and as of June 30, 2021 and December 31, 2020, the swaps were determined to be fully effective. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets, was approximately $720 thousand and $1.6 million at June 30, 2021 and December 31, 2020, respectively. The offset, net of an income tax effect of approximately $180 thousand and $400 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of June 30, 2021 and December 31, 2020, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

(10) Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Our effective tax rate was 19.6% and 17.6% for the three and six months ended June 30, 2021, respectively, and 9.4% and (3.0)% for the three and six months ended June 30, 2020, respectively. The difference in the effective tax rate for the three and six months ended June 30, 2021 compared to the same period of prior year primarily results from 1) a significantly higher tax loss than book loss in connection with our sale of Prime Turbines stock and a full valuation allowance established in 2020 to offset the capital loss benefit due to a lack of anticipated capital gain income in the carryforward period, 2) goodwill impairment loss recognized in 2020 that was not deductible for tax purposes, and 3) larger book loss in 2020 compared to the same period in 2021. The tax rate for the current year benefited from tax deductions for foreign derived intangible income ("FDII") and COLI income, and various federal and state income tax incentives.

(11) Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In July 2021, we entered into our third amendment to our loan agreement. The amendment adds language to the agreement to provide procedures for determining a replacement or alternative rate in the event that LIBOR becomes unavailable. We are evaluating the impact this may have on our consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

(12) Subsequent Events

Acquisition of Global Parts Group, Inc.

In July 2021, we acquired Global Parts Group, Inc. ("Global Parts"), a privately owned company with operations in Augusta, Kansas. Global Parts provides distribution and MRO services for business and general aviation (B&GA) aircraft families. The acquisition will expand our existing B&GA focus beyond engine components to include the entire airframe. We anticipate this acquisition will further diversify our existing product and platform offerings, while expanding our customer base of regional and global B&GA customers. Global Parts will operate as a subsidiary of VSE Aviation, Inc. under our Aviation segment.

The aggregate initial cash purchase price for Global Parts was approximately $38 million, subject to certain post-closing and working capital adjustments, which was funded using our existing bank revolving loan.

We incurred approximately $215 thousand of acquisition-related expenses as of June 30, 2021 which are included in selling, general and administrative expenses.

Bank Loan Amendment

In July 2021, we entered into a third amendment to our loan agreement. For additional information, see Note (4) "Debt — Subsequent Event."

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

Recent Developments

In July 2021, we acquired Global Parts Group, Inc. ("Global Parts"), a privately owned company with operations in Augusta, Kansas. Global Parts provides distribution and MRO services for business and general aviation ("B&GA") aircraft families. The acquisition will expand our existing B&GA focus beyond engine components to include the entire airframe. We anticipate this acquisition will further diversify our existing product and platform offerings, while expanding our customer base of regional and global B&GA customers. Global Parts will operate as a subsidiary of VSE Aviation, Inc. under our Aviation segment. For additional information regarding our acquisition of Global Parts, see Note (12) "Subsequent Events" to our Consolidated Financial Statements included in Item 1 of this filing.

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

Concentration of Revenues

	(in thousands)
	Three months ended June 30,				Six months ended June 30,
Source of Revenues	2021	%	2020	%	2021	%	2020	%
Commercial	$65,280	37	$40,162	24	$124,381	37	$107,456	31
DoD	66,751	38	64,887	38	112,639	33	129,021	37
Other government	43,081	25	63,666	38	103,073	30	109,656	32
Total	$175,112	100	$168,715	100	$340,093	100	$346,133	100

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

Demand for Products and Services, Operating Results, and Financial Condition

All of our businesses have remained operational since the onset of the COVID-19 pandemic through the end of the second quarter of 2021, and we continue to operate with limited disruption. We have experienced varying levels of reduction in demand for our services and products, and have adjusted our cost structure to support the current and near-term forecasted demand environment. The majority of the cost reductions occurred within our Aviation segment, as a decline in commercial aircraft revenue passenger miles contributed to a reduction in demand for aftermarket parts and MRO services. The length and severity of lower customer demand due to the COVID-19 pandemic remains uncertain; however, if travel restrictions continue to ease, we expect demand will continue to recover, leading to increased demand for our products and services for the remainder of 2021.

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

We have a loan agreement with a bank group comprised of ten banks, including multiple large banks and multiple regional banks. Our revolving credit facility under this loan agreement provides $350 million in loan commitments, of which we have currently borrowed approximately 60%. The potential for additional declines in our earnings may impact our financial covenant ratios in future periods. Accordingly, in the second quarter of 2021, we amended the loan agreement to provide increased financial covenant flexibility through July 2024.

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

Our interim impairment analysis indicated that our VSE Aviation reporting unit, within our Aviation segment, had a fair value less than its carrying value and had incurred an impairment. We recognized a goodwill impairment charge of $30.9 million for our VSE Aviation reporting unit in the second quarter of 2020. Prior to the onset of the COVID-19 pandemic, our Aviation segment was performing strongly. Our VSE Aviation reporting unit experienced lower customer demand in 2020 and the first six months of 2021 as compared to 2019, but we believe market opportunities will increase for us in the longer term. Accordingly, at this time we do not anticipate any further material impairments in our Aviation segment. However, should the magnitude and duration of the downturn be greater than we anticipated in our analysis, there could be further impairment.

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

We have made opportunistic purchases of aviation parts, resulting in an increase in our inventory levels. During the second quarter of 2021, we reviewed the assumptions and calculations utilized in the valuation of excess and obsolete inventory and recorded an additional reserve of $24.4 million. The inventory reserve increase was primarily due to excess and slow moving quantities of certain Aviation segment inventory, including inventory supporting specific international region distribution programs entered into prior to 2019 at levels higher than our updated forecasts of future demand. The increase in our inventory valuation reserves in the second quarter takes into consideration slower than anticipated air travel recovery in certain regions, primarily in the Asia Pacific region, impacted by the COVID-19 pandemic. While some countries have removed or eased travel restrictions, others have maintained international testing requirements and travel restrictions due to recent rebounds in the number of cases and low vaccination rates within those countries, which has lowered demand for our products. While the COVID-19 pandemic has slowed demand for certain aviation products in international regions, we do not expect any additional material adverse impact to the carrying value of our inventory. Additionally, we do not anticipate the lower international demand to materially impact the recovery of our Aviation segment, where our distribution business revenues have exceeded pre-pandemic levels during the second quarter of 2021. If we experience further slowness in demand or if the lower level of demand lasts significantly longer than we anticipate, our inventory may be subject to further valuation adjustments.

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

Aviation Segment

Our Aviation segment was significantly impacted by the COVID-19 pandemic as global demand for air travel and decreased revenue passenger miles had an adverse impact on demand for our Aviation products and services. Despite the challenges faced during the COVID-19 pandemic we have seen sustained sequential quarterly revenue increases due to the recovery in demand since the peak of the negative COVID-19 pandemic impact that occurred during the second quarter of 2020. We believe that this trend will continue throughout the remainder of the year. We have initiated several new distribution growth initiatives that have resulted in a 85% second quarter year over year distribution revenue increase.

During the second quarter of 2021, we reviewed the assumptions and calculations utilized in the valuation of excess and obsolete inventory and recorded an additional reserve of $24.4 million. The inventory reserve increase was primarily due to excess and slow moving quantities of certain Aviation segment inventory, including inventory supporting specific international region distribution programs entered into prior to 2019 at levels higher than our updated forecasts of future demand. The increase in our inventory valuation reserves in the second quarter takes into consideration slower than anticipated air travel recovery in certain regions, primarily in the Asia Pacific region, impacted by the COVID-19 pandemic. While some countries have removed or eased travel restrictions, others have maintained international testing requirements and travel restrictions due to recent rebounds in the number of cases and low vaccination rates within those countries, which has lowered demand for our products. While the COVID-19 pandemic has slowed demand for certain aviation products in international regions, we do not expect any additional material adverse impact to the carrying value of our inventory. Additionally, we do not anticipate the lower international demand to materially impact the recovery of our Aviation segment, where our distribution business revenues have exceeded pre-pandemic levels during the second quarter of 2021.

Our July 2021 acquisition of Global Parts is intended to expand our existing B&GA focus beyond engine components to include the entire airframe. We anticipate this acquisition will further diversify our existing product and platform offerings, while expanding our customer base of regional and global B&GA customers.

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

Fleet Segment

Our Fleet segment continues to focus on both its core USPS and DoD customer base and commercial customer diversification. We are expanding our presence in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs to new commercial customers. Commercial customer revenue continues to see a strong growth trend, increasing approximately 107% during the second quarter of 2021 compared to the same period in 2020. Our e-commerce fulfillment services produced continued growth in the second quarter and we expect additional expansion of this service offering going forward as we expand into a new 60,000 square foot leased facility in Pennsylvania to support further commercial growth.

We believe the COVID-19 pandemic is likely to continue to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms has continued to see growth.

Federal and Defense Segment

Our Federal and Defense segment continues to be focused on redefining VSE in the federal marketplace, diversifying our capability and product offerings, broadening our markets and offerings to capture new business, and investing in business development to build our contract backlog in current and new markets. Strong revenue performance in U.S Navy work and new revenues from the U.S. Air Force work performed by our HSS acquisition enabled us to successfully grow our second quarter revenue for this segment consistent with the same period of the prior year despite anticipated declines in our U.S. Army work due to program completions. We expect that our refocused business development efforts will produce revenue growth in subsequent years. Contract funding increases have resulted in bookings of $107 million in the second quarter of 2021, further supporting a favorable outlook for our federal contracting revenue base.

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

For the first six months of 2021, Federal and Defense segment bookings increased 52% year-over-year to $170 million, while total funded backlog increased 31% year-over-year to $224 million. The current management team is focused on revitalizing this business, with an emphasis on growing backlog to promote future revenue growth.

A summary of our bookings and revenues for our Federal and Defense segment for the six months ended June 30, 2021 and 2020, and funded contract backlog as of June 30, 2021 and 2020 is as follows (in millions):

	2021	2020
Bookings	$170	$112
Revenues	$135	$131
Funded Contract Backlog	$224	$171

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

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency. Our indirect cost rates have been audited and approved for 2018 and prior years with no material adjustments to our results of operations or financial position. While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations, financial position, or cash flows.

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

Our VSE Aviation reporting unit had approximately $144 million of goodwill as of June 30, 2021. The goodwill balance of this reporting unit continues to be at risk for future impairment for the reasons discussed above.

We performed a quarterly assessment to identify potential indicators of impairment for each of our reporting units during the second quarter of 2021. Based on our assessment performed, we did not identify any impairment indicators for any reporting unit during the second quarter of 2021 and determined that it was not more likely than not that the carrying value of any of the reporting units exceeded their respective fair values. We will continue to closely monitor the operational performance of these reporting units and the impacts of COVID-19 on the fair value of goodwill.

We also review our long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the second quarter of 2021, we performed a quarterly assessment to identify potential indicators of impairment of the long-lived assets with finite lives. Based on our assessment, we did not identify any impairment indicators during the second quarter of 2021 that may indicate that the carrying amount of long-lived assets may not be recoverable.

As of June 30, 2021, we had no intangible assets with indefinite lives and we had an aggregate of approximately $238 million of goodwill associated with our acquisitions.

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

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of the second quarter of 2021 to the second quarter of 2020, and the first six months of 2021 to the first six months of 2020.

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2021	2020	2021	2020	Months	Months
Revenues	$175,112	$168,715	$340,093	$346,133	$6,397	$(6,040)
Costs and operating expenses	187,826	156,213	343,204	317,469	31,613	25,735
Loss on sale of a business entity and certain assets	—	(678)	—	(8,214)	678	8,214
Gain on sale of property	—	—	—	1,108	—	(1,108)
Goodwill and intangible asset impairment	—	(33,734)	—	(33,734)	33,734	33,734
Operating loss	(12,714)	(21,910)	(3,111)	(12,176)	9,196	9,065
Interest expense, net	2,666	3,072	5,696	6,558	(406)	(862)
Loss before income taxes	(15,380)	(24,982)	(8,807)	(18,734)	9,602	9,927
Provision for income taxes	(3,014)	(2,358)	(1,552)	558	(656)	(2,110)
Net loss	$(12,366)	$(22,624)	$(7,255)	$(19,292)	$10,258	$12,037

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020

Revenues

Our revenues increased approximately $6.4 million or 3.8% for the second quarter of 2021 compared to the same period for the prior year. The increase in revenues resulted from an increase in our Aviation segment of approximately $15.3 million, a decrease in our Fleet segment of approximately $13.2 million, and an increase in our Federal and Defense segment of approximately $4.3 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses increased approximately $31.6 million or 20.2% for the second quarter of 2021 compared to the same period for the prior year. The increase in the second quarter of 2021 was primarily attributable to the effects of an inventory reserve which increased the cost and operating expenses by $24.4 million. The inventory reserve increase was primarily due to excess quantities of inventory at levels higher than our updated forecasts of future demand. The continued effects of the COVID-19 pandemic on commercial air travel for our region specific distribution programs, entered into prior to 2019, resulted in lowered demand assumptions. Costs and operating expenses for 2020 included an expense reduction of approximately $1.7 million associated with the valuation of an acquisition related earn-out obligation.

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

Operating Loss

Our operating loss decreased approximately $9.2 million or 42.0% for the second quarter of 2021 compared to the same period for the prior year. Operating income increased approximately $12.1 million for our Aviation segment, decreased approximately $3.0 million for our Fleet segment, and increased approximately $227 thousand for our Federal and Defense segment.

Interest Expense

Interest expense decreased approximately $406 thousand for the second quarter of 2021 compared to the same period for the prior year due to a decrease in our average amounts borrowed.

Provision for Income Taxes

Our effective tax rate was 19.6% for the second quarter of 2021 and 9.4% for the same period of 2020. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The higher effective tax rate for the second quarter of 2021 primarily resulted from: 1) goodwill impairment loss recognized in 2020 that was not deductible for tax purposes, and 2) larger book loss in 2020 compared to the same period in 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

Our revenues decreased approximately $6.0 million or 1.7% for the first six months of 2021 compared to the same period for the prior year. The decrease in revenues resulted from an increase in our Aviation segment of approximately $1.6 million, a decrease in our Fleet segment of approximately $11.6 million, and an increase in our Federal and Defense segment of $4.0 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses increased approximately $25.7 million or 8.1% for the first six months of 2021 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. The increase was mainly attributable to the effects of COVID-19 on the valuation of inventory reserve which increased costs and operating expenses by $24.4 million. The inventory reserve increase was primarily due excess quantities of inventory at levels higher than our updated forecasts of future demand. The continued effects of the COVID-19 pandemic on commercial air travel for our region specific distribution programs, entered into prior to 2019, resulted in lowered demand assumptions. Costs and operating expenses for 2020 included approximately $1.4 million of earn-out adjustment expense.

Loss on Sale of a Business Entity and Certain Assets

Loss on sale of a business entity and certain assets of $8.2 million in 2020 is comprised of (1) the difference between the carrying value on our books for our Prime Turbines, LLC business and the sale price upon divestiture, plus the difference between the carrying value on our books of inventory sold that is used to support the operations of our divested Prime Turbines, LLC business and the sale price of the inventory upon divestiture, and (2) the difference between the carrying value on our books of our CT Aerospace subsidiary's inventory and the sale price of the inventory upon sale in the second quarter of 2020.

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

Operating Loss

Our operating loss decreased approximately $9.1 million or 74% for the first six months of 2021 compared to the same period for the prior year. Operating income increased approximately $13.7 million for our Aviation segment, decreased approximately $4.2 million for our Fleet segment, and increased approximately $328 thousand for our Federal and Defense segment.

Interest Expense

Interest expense decreased approximately $862 thousand for the first six months of 2021 compared to the same period for the prior year due to a decrease in our average amounts borrowed.

Provision for Income Taxes

Our effective tax rate was 17.6% for the first six months of 2021 and (3.0)% for the same period of 2020. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The higher effective tax rate for the first six months of 2021 primarily resulted from 1) a significantly higher tax loss than book loss in connection with our sale of Prime Turbines stock and a full valuation allowance established in 2020 to offset the capital loss due to a lack of anticipated capital gain income in the carryforward period, 2) goodwill impairment loss recognized in 2020 that was not deductible for tax purposes, and 3) larger book loss in 2020 compared to the same period in 2021.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2021	2020	2021	2020	Months	Months
Revenues	$47,515	$32,221	$91,886	$90,301	$15,294	$1,585
Costs and operating expenses	69,787	32,196	114,490	85,728	37,591	28,762
Loss on sale of a business entity and certain assets	—	(678)	—	(8,214)	678	8,214
Gain on sale of property	—	—	—	1,108	—	(1,108)
Goodwill and intangible impairment	—	(33,734)	—	(33,734)	33,734	33,734
Operating loss	$(22,272)	$(34,387)	$(22,604)	$(36,267)	$12,115	$13,663
Loss percentage	(46.9)%	(106.7)%	(24.6)%	(40.2)%

Revenues for our Aviation segment increased approximately $15.3 million or 47% for the second quarter of 2021 compared to the second quarter of 2020. The revenue growth is primarily attributable to improved domestic demand within the distribution and repair markets and revenue contributions from recently initiated distribution contract wins. The increases in revenue were partially offset by the divestiture of all of CT Aerospace inventory in June 2020. Revenues for CT Aerospace was approximately $1.0 million for the second quarter of 2020. Revenues for our Aviation segment non-divested businesses increased approximately $16.3 million or 52.2% for the second quarter of 2021 compared to the same period of the prior year.

Costs and operating expenses increased approximately $37.6 million or 117% for the second quarter of 2021 compared to the second quarter of 2020 due to improved demand for our products and services and a $23.7 million additional inventory valuation reserve recognized in the second quarter of 2021. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions, allocated corporate costs, and a reduction in expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $2.1 million for the second quarter of 2021 and approximately $2.2 million for the second quarter of 2020. Allocated corporate costs were approximately $1.8 million for the second quarter of 2021 and approximately $0.9 million for the second quarter of 2020. There was no expense for earn-out valuation adjustments for the second quarter of 2021 compared to earn-out valuation adjustment expense of approximately $1.7 million for the second quarter of 2020.

Loss on sale of a business entity and certain assets of $678 thousand for the second quarter of 2020 is comprised of the difference between the carrying value on our books of CT Aerospace inventory and the sale price of the inventory upon sale in the second quarter of 2020.

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

Operating loss decreased approximately $12.1 million or 35% for the second quarter of 2021 compared to the second quarter of 2020. Components of the change in operating loss included 1) an additional inventory reserve valuation of $23.7 million in the second quarter of 2021, 2) the elimination of profits from our divested businesses in 2020 of approximately $158 thousand for the second quarter of 2021, 3) a loss on the divestiture of CT Aerospace inventory in 2020 of $678 thousand, and 4) a $33.7 million goodwill and intangible asset impairment charge in 2020.

Revenues for our Aviation segment increased approximately $1.6 million or 2% for the first six months of 2021 compared to the first six months of 2020.The revenue growth is primarily attributable to improved demand within the distribution and repair markets and revenue contributions from recently initiated distribution contract wins. The increases in revenue were partially offset by the divestiture of Prime Turbines in February of 2020 and the sale of all of CT Aerospace inventory in June 2020. We did not have revenue for these two divested businesses for the first six months of 2021 compared to combined revenues for these divested businesses of approximately $8.9 million for the first six months of 2020. Revenues for our Aviation segment non-divested businesses increased approximately $10.5 million or 12.9% for the first six months of 2021 compared to the first six months of 2020.

Costs and operating expenses increased approximately $28.8 million or 34% for the first six months of 2021 compared to the first six months of 2020 due to improved demand for our products and services and a $23.7 million additional inventory valuation reserve recognized in the second quarter of 2021. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions, allocated corporate costs, and a reduction in expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $4.1 million for the first six months of 2021 compared to approximately $4.6 million for the first six months of 2020. Allocated corporate costs were approximately $3.8 million for the first six months of 2021, compared to approximately $3.0 million for the first six months of 2020. There was no expense for earn-out valuation adjustments for the first six months of 2021 compared to earn-out valuation adjustment expense of approximately $1.4 million for the first six months of 2020.

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

Operating loss decreased approximately $13.7 million or 38% for the first six months of 2021 compared to the first six months of 2020. Components of the change in operating loss included 1) an additional inventory reserve valuation of $23.7 million in the second quarter of 2021, 2) the elimination of profits from our divested businesses in 2020 of approximately $1.3 million for the first six months of 2020, 3) a $1.1 million gain on the sale of a real estate property in 2020, 4) a loss on the divestiture of Prime

Turbines and associated assets and the sale of CT Aerospace inventory in 2020 of $8.2 million, and 5) a $33.7 million goodwill and intangible asset impairment charge in 2020.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2021	2020	2021	2020	Months	Months
Revenues	$58,057	$71,222	$112,804	$124,426	$(13,165)	$(11,622)
Costs and operating expenses	54,057	64,208	103,063	110,506	(10,151)	(7,443)
Operating income	$4,000	$7,014	$9,741	$13,920	$(3,014)	$(4,179)
Profit percentage	6.9%	9.8%	8.6%	11.2%

Revenues for our Fleet segment decreased approximately $13.2 million or 18% for the second quarter of 2021 compared to the second quarter of 2020. Revenues from commercial customers increased approximately $9.1 million or 107%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased approximately $0.4 million or 8%, and revenues from sales to other government customers decreased approximately $21.9 million or 38% primarily due to a non-recurring $19.5 million order for COVID-19 related supplies in the second quarter of 2020.

Costs and operating expenses decreased approximately $10.2 million or 16%, primarily due to decreased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $1.8 million for the second quarter of 2021 and approximately $1.9 million for the second quarter of 2020. Expense for allocated corporate costs was approximately $2.3 million for the second quarter of 2021 and approximately $2.3 million for the second quarter of 2020.

Operating income decreased approximately $3.0 million or 43% for the second quarter of 2021, primarily due to a change in the mix of products sold, including increased commercial customer revenues and a $0.7 million inventory valuation reserve recognized in the second quarter of 2021.

Revenues for our Fleet segment decreased approximately $11.6 million or 9% for the first six months of 2021 compared to the first six months of 2020. Revenues from commercial customers increased approximately $14.7 million or 84.9%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased approximately $1.9 million or 19.5%, and revenues from sales to other government customers decreased approximately $24.5 million or 25.1% primarily due to a non-recurring $19.5 million order for COVID-19 related supplies during the first six months of 2020.

Costs and operating expenses decreased approximately $7.4 million or 7%, primarily due to decreased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $3.5 million for the first six months of 2021 and approximately $3.9 million for the first six months of 2020. Expense for allocated corporate costs was approximately $4.6 million for the first six months of 2021 and approximately $4.1 million for the first six months of 2020.

Operating income decreased approximately $4.2 million or 30% for the first six months of 2021, primarily due to a change in the mix of products sold, including increased commercial customer revenues, an increase in allocated corporate costs, and a $0.7 million inventory valuation reserve recognized in the second quarter of 2021.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months		Six months		Change
	ended June 30,		ended June 30,		Three	Six
	2021	2020	2021	2020	Months	Months
Revenues	$69,540	$65,272	$135,403	$131,406	$4,268	$3,997
Costs and operating expenses	62,541	58,500	123,379	119,710	4,041	3,669
Operating income	$6,999	$6,772	$12,024	$11,696	$227	$328
Profit percentage	10.1%	10.4%	8.9%	8.9%

Revenues for our Federal and Defense segment increased approximately $4.3 million or 7% and costs and operating expenses increased $4.0 million or 7% for the second quarter of 2021 compared to the second quarter of 2020 primarily due to new revenues from the U.S. Air Force work performed by our HSS acquisition partially offset by declines in our U.S. Army work due to program completions.

Operating income was substantially unchanged compared to the second quarter of 2020.

Revenues for our Federal and Defense segment increased approximately $4.0 million or 3% and costs and operating expenses increased $3.7 million or 3% for the first six months of 2021 compared to the first six months of 2020 primarily due to revenue performance on our U.S. Department of Justice program and new revenues from the U.S. Air Force work performed by our HSS acquisition, partially offset by declines in our U.S. Army work due to program completions and a decline in our U.S. Navy work.

Operating income was substantially unchanged compared to the first six months of 2020.

Financial Condition

There has been no material adverse change in our financial condition in the second quarter of 2021. Our bank debt increased approximately $23.5 million and we had $140 million of unused bank loan commitments as of June 30, 2021. In February 2021, we completed an underwritten public offering of common stock, generating gross proceeds of approximately $56 million and net proceeds of approximately $52 million through the issuance of 1,599,097 shares of common stock. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing and level of inventory purchases to support new distribution programs, contract delivery schedules, and subcontractor and vendor payments required to perform our contract work; the timing of government contract funding awarded; and collections from our customers.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents decreased approximately $41 thousand during the first six months of 2021.

Cash used in operating activities was approximately $54.0 million in the first six months of 2021 compared to cash provided by operating activities of approximately $22.8 million in the same period of the prior year. The change was comprised of a reduction of approximately $12.0 million in net loss, a decrease of approximately $15.2 million in other non-cash operating activities and a decrease of approximately $73.6 million due to changes in the levels of operating assets and liabilities.

Inventories and accounts receivable represent a significant amount of our assets, and accounts payable represent a significant amount of our operating liabilities. Cash used related to increases in inventory was approximately $45.2 million, cash used related to increases in receivables and unbilled receivables was approximately $21.9 million, and cash used by decreases in accounts payable and deferred compensation was approximately $8.0 million for the first six months of 2021. The increased cash outflow related to increases in inventory levels over the prior year were primarily due to increased investment in new inventory to support recent distribution program wins and program launches within our Aviation segment. A significant portion of accounts receivable and accounts payable result from the use of subcontractors to perform work on our contracts and from the purchase of materials and inventory to fulfill contract obligations and distribution agreements. Accordingly, our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations. We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 economic down-turn.

Cash used in investing activities was approximately $18.8 million in the first six months of 2021 compared to cash provided by investing activities of approximately $21.3 million in the same period of the prior year. In 2021 approximately $14.8 million was used for the acquisition of HSS. In 2020 approximately $22.3 million was provided by proceeds from the divestiture of our Prime Turbines business and CT Aerospace inventory and the sale of a Miami, Florida real estate holding. Other cash used in investing activities consisted primarily of purchases of property and equipment. Other cash provided by investing activities consisted primarily of proceeds from payments on notes receivable in connection with the divestiture of Prime Turbines and sale of CT Aerospace inventory.

Cash provided by financing activities was approximately $72.7 million in the first six months of 2021 compared to cash used in financing activities of approximately $44.7 million in the same period of 2020. In 2021, we received approximately $52.0 million in proceeds from the February 2021 public offering of our common stock, net of underwriters' discounts and issuance costs. In 2020, approximately $31.7 million was used for the payment of an earn-out obligation in connection with the acquisition of our 1st Choice Aerospace subsidiary in 2019. Other financing activities consisted primarily of borrowing and repayment of debt and payment of dividends.

We paid cash dividends totaling approximately $2.1 million or $0.18 per share in the first six months of 2021. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We have considered the effects of the COVID-19 pandemic on our liquidity and capital resources, and we currently do not expect a material adverse impact on our ability to meet future liquidity needs. See “COVID-19 Discussion-Capital, Financial Resources, Credit Losses, and Liquidity” and Item 1A, "Risk Factors" of our 2020 Form 10-K for additional details regarding risks related to the impact of COVID-19 on our liquidity and capital resources. As discussed in greater detail below, under the terms of our existing loan agreement, we are required to maintain certain financial covenants. The COVID-19 pandemic has disrupted the demand for our Aviation segment products and services and further disruption is possible. Accordingly, we amended our existing loan agreement with our banks in the second quarter of 2021 to provide increased financial covenant flexibility.

Our external financing consists of a loan agreement with a bank group that expires in January 2023. The loan agreement includes a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The term loan requires quarterly installment payments. Our required term loan payments after June 30, 2021 are approximately $11.3 million in 2021, $22.5 million in 2022, and $33.9 million in 2023. The amount of term loan borrowings outstanding as of June 30, 2021 was $67.7 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of June 30, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $209.3 million in revolving loan amounts outstanding and $803 thousand of letters of credit outstanding as of June 30, 2021.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The applicable LIBOR rate has a floor of 0.75%. As of June 30, 2021, the LIBOR base margin was 2.25% and the base rate base margin was 1.00%. The base margins increase or decrease in steps as our Total Funded Debt to EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. As of June 30, 2021, interest rates on portions of our outstanding debt ranged from 3.00% to 5.61%, and the effective interest rate on our aggregate outstanding debt was 3.44%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. The restrictive covenants require that we maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and a maximum Total Funded Debt to EBITDA Ratio that varies over future periods as indicated in the table below. We were in compliance with required ratios and other terms and conditions as of June 30, 2021. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

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

Bank Loan Amendment

On July 23, 2021, we entered into a third amendment to our loan agreement which, among other things, extended the maturity dates with respect to the revolving credit facility and term loan facility to July 23, 2024, lowered the applicable LIBOR rate floor to 0.50%, and modified the maximum Total Funded Debt to EBITDA Ratio as indicated in the table below.

Testing Period	Maximum Total Funded Debt to EBITDA Ratio
From July 23, 2021 through and including December 31, 2021	4.50 to 1.00
From January 1, 2022 through and including June 30, 2022	4.25 to 1.00
From July 1, 2022 through and including September 30, 2022	4.00 to 1.00
From October 1, 2022 through and including December 31, 2022	3.75 to 1.00
From January 1, 2023 through and including March 31, 2023	3.50 to 1.00
From April 1, 2023 and thereafter	3.25 to 1.00

After the amendment, our required quarterly amortization payments on our term loan will be $3.75 million.

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

LIBOR is used as a reference rate for borrowings under our loan agreement and related interest rate swap agreements. LIBOR is expected to be phased out in the future, and the option to select some LIBOR tenors may no longer be available under our loan agreement after December 31, 2021. Other LIBOR tenors, including those that we most commonly use, may no longer be available under our loan agreement after June 30, 2023. In connection with our loan amendment in July 2021, language was added to the agreement to provide procedures for determining a replacement or alternative rate in the event that LIBOR becomes unavailable. At this time, there is no definitive information regarding the future transition of LIBOR to a replacement rate; however, we continue to monitor the developments with respect to the potential discontinuance of LIBOR and intend to work with our bank group to minimize the impact of such discontinuance on our financial condition and results of operations. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our variable rate debt.

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

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K”). The risk factors disclosed in our 2020 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and should not be considered the only risks to which we are exposed.

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

Item 6.    Exhibits

(a) Exhibits
Exhibit 10.1	Third Amended and Restated Business Loan and Security Agreement dated July 23, 2021 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks.
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

VSE CORPORATION

Date:	July 29, 2021	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)