Form 10-Q
period 2021-09-30
VSE CORP
filed 2021-10-28
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of October 22, 2021: 12,711,915

Forward-Looking Statements

This quarterly report on Form 10-Q (“Form 10-Q”) contains statements that, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of such safe harbor provisions.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$383	$378
Receivables, net	76,495	55,471
Unbilled receivables, net	30,824	22,358
Inventories, net	314,705	253,422
Other current assets	37,454	23,328
Total current assets	459,861	354,957

Property and equipment, net	41,785	36,363
Intangible assets, net	117,041	103,595
Goodwill	240,826	238,126
Operating lease - right-of-use assets	26,410	20,515
Other assets	27,015	26,525
Total assets	$912,938	$780,081

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$14,162	$20,379
Accounts payable	96,898	72,682
Accrued expenses and other current liabilities	54,492	45,172
Dividends payable	1,143	995
Total current liabilities	166,695	139,228

Long-term debt, less current portion	280,047	230,714
Deferred compensation	17,234	16,027
Long-term operating lease obligations	26,700	22,815
Deferred tax liabilities	10,983	14,897
Other long-term liabilities	258	83
Total liabilities	501,917	423,764

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 12,704,165 and 11,055,037, respectively	635	553
Additional paid-in capital	87,322	31,870
Retained earnings	323,431	325,097
Accumulated other comprehensive loss	(367)	(1,203)
Total stockholders' equity	411,021	356,317
Total liabilities and stockholders' equity	$912,938	$780,081

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income (Loss)
(in thousands except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Products	$113,005	$80,942	$276,048	$243,031
Services	87,577	84,563	264,627	268,607
Total revenues	200,582	165,505	540,675	511,638

Costs and operating expenses:
Products	101,044	72,526	273,081	214,575
Services	79,916	73,751	241,104	238,441
Selling, general and administrative expenses	809	885	1,897	2,428
Amortization of intangible assets	4,921	4,158	13,812	13,345
Total costs and operating expenses	186,690	151,320	529,894	468,789

	13,892	14,185	10,781	42,849

Loss on sale of a business entity and certain assets	—	—	—	(8,214)
Gain on sale of property	—	—	—	1,108
Goodwill and intangible asset impairment	—	—	—	(33,734)

Operating income	13,892	14,185	10,781	2,009

Interest expense, net	2,780	3,530	8,476	10,088

Income (Loss) before income taxes	11,112	10,655	2,305	(8,079)

Provision for income taxes	2,091	2,547	539	3,105

Net income (loss)	$9,021	$8,108	$1,766	$(11,184)

Basic earnings (loss) per share	$0.71	$0.73	$0.14	$(1.01)

Basic weighted average shares outstanding	12,704,165	11,043,246	12,496,646	11,028,283

Diluted earnings (loss) per share	$0.71	$0.73	$0.14	$(1.01)

Diluted weighted average shares outstanding	12,774,636	11,100,356	12,573,076	11,028,283

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$9,021	$8,108	$1,766	$(11,184)

Change in fair value of interest rate swap agreements, net of tax	173	388	836	(564)

Other comprehensive income (loss), net of tax	173	388	836	(564)

Comprehensive income (loss)	$9,194	$8,496	$2,602	$(11,748)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended September 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2021	12,704	$635	$85,844	$315,555	$(540)	$401,494
Net income	—	—	—	9,021	—	9,021
Stock-based compensation	—	—	1,478	—	—	1,478
Other comprehensive income, net of tax	—	—	—	—	173	173
Dividends declared ($0.09 per share)	—	—	—	(1,145)	—	(1,145)
Balance at September 30, 2021	12,704	$635	$87,322	$323,431	$(367)	$411,021

	Three months ended September 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2020	11,043	$552	$31,494	$312,965	$(2,057)	$342,954
Net income	—	—	—	8,108	—	8,108
Other comprehensive income, net of tax	—	—	—	—	388	388
Dividends declared ($0.09 per share)	—	—	—	(993)	—	(993)
Balance at September 30, 2020	11,043	$552	$31,494	$320,080	$(1,669)	$350,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

	Nine months ended September 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317
Issuance of common stock	1,599	80	51,937	—	—	52,017
Net income	—	—	—	1,766	—	1,766
Stock-based compensation	50	2	3,515	—	—	3,517
Other comprehensive income, net of tax	—	—	—	—	836	836
Dividends declared ($0.27 per share)	—	—	—	(3,432)	—	(3,432)
Balance at September 30, 2021	12,704	$635	$87,322	$323,431	$(367)	$411,021

	Nine months ended September 30, 2020
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	10,970	$549	$29,411	$334,246	$(1,105)	$363,101
Net loss	—	—	—	(11,184)	—	(11,184)
Stock-based compensation	73	3	2,083	—	—	2,086
Other comprehensive loss, net of tax	—	—	—	—	(564)	(564)
Dividends declared ($0.27 per share)	—	—	—	(2,982)	—	(2,982)
Balance at September 30, 2020	11,043	$552	$31,494	$320,080	$(1,669)	$350,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,766	$(11,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,996	18,213
Deferred taxes	(4,803)	(2,089)
Stock-based compensation	2,968	1,723
Inventory valuation adjustment	24,420	—
Loss on sale of a business entity and certain assets	—	8,214
Gain on sale of property and equipment	(48)	(928)
Goodwill and intangible asset impairment	—	33,734
Earn-out obligation fair value adjustment	—	(3,094)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(9,321)	4,068
Unbilled receivables	(4,484)	15,099
Inventories	(66,518)	(27,566)
Other current assets and noncurrent assets	(18,912)	(2,119)
Accounts payable and deferred compensation	17,955	(3,290)
Accrued expenses and other current and noncurrent liabilities	7,458	4,454

Net cash (used in) provided by operating activities	(30,523)	35,235

Cash flows from investing activities:
Purchases of property and equipment	(7,606)	(2,956)
Proceeds from the sale of property and equipment	199	2,847
Proceeds from payments on notes receivable	1,550	838
Proceeds from the sale of a business entity and certain assets	—	19,915
Earn-out obligation payments	(750)	—
Cash paid for acquisitions, net of cash acquired	(53,232)	—

Net cash (used in) provided by investing activities	(59,839)	20,644

Cash flows from financing activities:
Borrowings on loan agreement	394,079	340,679
Repayments on loan agreement	(350,956)	(360,794)
Proceeds from issuance of common stock, net of underwriters' discounts and issuance costs	52,017	—
Earn-out obligation payments	—	(31,701)
Payment of debt financing costs	(808)	(636)
Payments of taxes for equity transactions	(681)	(635)
Dividends paid	(3,284)	(2,975)

Net cash provided by (used in) financing activities	90,367	(56,062)

Net increase (decrease) in cash and cash equivalents	5	(183)
Cash and cash equivalents at beginning of period	378	734
Cash and cash equivalents at end of period	$383	$551

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$—	$13,129
Earn-out obligation in connection with acquisitions	$1,250	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

(1) Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our 2020 Form 10-K. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include accruals for contract disallowance reserves, inventory reserves, costs to complete on fixed price contracts, and recoverability of goodwill and intangible assets.

Coronavirus (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus disease, known as COVID-19, as a global pandemic. The pandemic and the containment and mitigation efforts by governments to attempt to control its spread created uncertainties and disruptions in the economic and financial markets. The pandemic triggered a decline in demand for our Aviation segment products and services beginning with the second quarter of 2020 and continues to have an impact on the segment. Our results of operations for the first nine months of 2021 continue to reflect the adverse impact from the COVID-19 pandemic. Although demand has improved since the onset of the pandemic, it remains below pre-pandemic levels in certain areas of our business. The extent to which the impact of COVID-19 may continue to have an adverse effect on our future business and results of operations is highly uncertain and unpredictable. However, we believe that the global vaccination effort underway may generate an increase in commercial air travel and result in a gradual recovery in demand for our Aviation segment products and services for the remainder of 2021. We are closely monitoring the effects and risks of COVID-19 to assess its continuing impact on our business, financial condition and results of operations. We maintain a robust continuity plan to adequately respond to situations such as the COVID-19 pandemic, including a framework for remote work arrangements, in order to effectively maintain operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.

Underwritten Public Offering

On January 29, 2021, we completed the issuance and sale of 1,428,600 shares of the Company's common stock, in a public offering at a price of $35.00 per share. The underwriters exercised their option to purchase an additional 170,497 shares. The transaction closed on February 2, 2021. We received net proceeds of approximately $52 million after deducting underwriting discounts, commissions and offering related expenses.

(2) Acquisitions and Divestitures

Acquisitions

HAECO Special Services, LLC

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

Global Parts Group, Inc.

On July 26, 2021, we acquired Global Parts Group, Inc. ("Global Parts"), a privately owned company with operations in Augusta, Kansas. Global Parts provides distribution and MRO services for business and general aviation ("B&GA") aircraft families. The acquisition expands our existing B&GA focus and further diversifies our existing product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers. Global Parts will operate as a subsidiary of VSE Aviation, Inc. under our Aviation segment.

The initial cash purchase price for Global Parts was approximately $38 million, subject to certain post-closing and working capital adjustments, which was funded using our existing bank revolving loan. We may also be required to make earn-out payments of up to $2 million should Global Parts meet certain revenue targets during the first twelve months following the acquisition and a certain milestone event on or before March 2023. See Note (9) "Fair Value Measurements," for additional information regarding the contingent consideration obligation.

We are in the process of finalizing our valuation and the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until we obtain final information regarding their fair values. The fair values assigned to our Global Parts earn-out obligation and intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. The total preliminary estimated purchase price has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows (in thousands):

Description	Fair Value
Accounts receivable	$6,410
Inventories	18,746
Prepaid expenses and other current assets	620
Property and equipment	433
Intangibles - customer related	19,957
Goodwill	2,088
Operating lease right-of-use-assets	3,066
Accounts payable	(6,176)
Accrued expenses and other current liabilities	(1,800)
Long-term operating lease liabilities	(2,897)
Net assets acquired, excluding cash	$40,447

Cash consideration, net of cash acquired	$38,447
Acquisition date estimated fair value of earn-out obligation	2,000
Total consideration	$40,447

The estimated value attributed to the customer relationship intangible asset is being amortized on a straight-line basis using a useful life of 10 years. None of the value attributed to goodwill and customer relationships is deductible for income tax purposes. The preliminary amount of goodwill recorded for our Global Parts acquisition reflects the strategic advantage of expanding our supply chain management capabilities through the diversification our existing product and platform offerings to new customers.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

We incurred approximately $532 thousand of acquisition-related expenses associated with our Global Parts acquisition during the nine months ended September 30, 2021, which are included in selling, general and administrative expenses.

Global Parts' results of operations are included in our Aviation segment in the accompanying unaudited consolidated financial statements beginning on the acquisition date of July 26, 2021. Had the acquisition occurred as of January 1, 2020, revenue and net income (loss) from consolidated operations, and basic and diluted earnings (loss) per share on a pro forma basis for the three and nine months ended September 30, 2021 and 2020 would not have been materially different than our reported amounts.

Divestitures

Prime Turbines Sale
In January 2020, VSE’s subsidiary VSE Aviation, Inc. entered into two definitive agreements to sell (1) Prime Turbines LLC ("Prime Turbines") and (2) certain related inventory assets to PTB Holdings USA, LLC ("PTB"). The transaction was completed on February 26, 2020 with cash proceeds of $20.0 million, including final working capital adjustments, and a note receivable of $8.3 million received as consideration. As a result of the sale of the business and inventory, we derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million loss in the first quarter of 2020 which was reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. As of September 30, 2021 and December 31, 2020, the total outstanding balance of the note receivable from PTB was $5.0 million and $6.1 million, respectively, which represent the present value of the consideration to be received with an imputed interest rate discount, of which $1.5 million and $1.4 million were current as of September 30, 2021 and December 31, 2020, respectively. The note receivable balance is included in other assets and other current assets in our consolidated balance sheets.
CT Aerospace Asset Sale
In June 2020, VSE's subsidiary VSE Aviation, Inc. entered into an asset purchase agreement to sell CT Aerospace, LLC ("CT Aerospace") inventory and certain assets to Legacy Turbines, LLC ("Legacy Turbines") for $6.9 million, with a note receivable received as consideration. As a result of the sale, we recorded a $678 thousand loss in the second quarter of 2020. As of September 30, 2021 and December 31, 2020, the total outstanding balance of the note receivable from Legacy Turbines was $6.1 million and $6.4 million, respectively, net of a variable discount of $275 thousand, of which $1.7 million and $1.3 million were current as of September 30, 2021 and December 31, 2020, respectively. The note receivable balance is included in other assets and other current assets in our consolidated balance sheet.

(3) Revenue

Disaggregated Revenue
Our revenues are derived from the delivery of products to our customers and from contract services performed for the DoD or federal civilian agencies. Our customers also include various other government agencies and commercial clients.

A summary of revenues for our operating segments by customer for the three and nine months ended September 30, 2021 are as follows (in thousands):

	Three months ended September 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$72,542	$20,690	$931	$94,163
DoD	—	2,739	58,123	60,862
Other government	582	36,839	8,136	45,557
	$73,124	$60,268	$67,190	$200,582

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

	Nine months ended September 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$164,353	$52,757	$1,434	$218,544
DoD	—	10,517	162,984	173,501
Other government	657	109,798	38,175	148,630
	$165,010	$173,072	$202,593	$540,675

A summary of revenues for our operating segments by customer for the three and nine months ended September 30, 2020 are as follows (in thousands):

	Three months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Commercial	$36,075	$12,471	$428	$48,974
DoD	104	7,275	49,556	56,935
Other government	39	43,973	15,584	59,596
	$36,218	$63,719	$65,568	$165,505

	Nine months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Commercial	$125,295	$29,818	$1,317	$156,430
DoD	941	16,937	168,078	185,956
Other government	283	141,390	27,579	169,252
	$126,519	$188,145	$196,974	$511,638

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

A summary of revenues for our operating segments by type for the three and nine months ended September 30, 2021 is as follows (in thousands):

	Three months ended September 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$18,714	$—	$—	$18,714
Distribution	54,410	60,268	—	114,678
Cost Plus Contract	—	—	26,775	26,775
Fixed Price Contract	—	—	25,729	25,729
T&M Contract	—	—	14,686	14,686
Total	$73,124	$60,268	$67,190	$200,582

	Nine months ended September 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$56,051	$—	$—	$56,051
Distribution	108,959	173,072	—	282,031
Cost Plus Contract	—	—	65,139	65,139
Fixed Price Contract	—	—	82,090	82,090
T&M Contract	—	—	55,364	55,364
Total	$165,010	$173,072	$202,593	$540,675

A summary of revenues for our operating segments by type for the three and nine months ended September 30, 2020 is as follows (in thousands):

	Three months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$17,280	$—	$—	$17,280
Distribution	18,938	63,719	—	82,657
Cost Plus Contract	—	—	18,194	18,194
Fixed Price Contract	—	—	32,937	32,937
T&M Contract	—	—	14,437	14,437
Total	$36,218	$63,719	$65,568	$165,505

	Nine months ended September 30, 2020
	Aviation	Fleet	Federal and Defense	Total
Repair	$66,936	$—	$—	$66,936
Distribution	59,583	188,145	—	247,728
Cost Plus Contract	—	—	61,182	61,182
Fixed Price Contract	—	—	107,932	107,932
T&M Contract	—	—	27,860	27,860
Total	$126,519	$188,145	$196,974	$511,638

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables increased from $22.4 million as of December 31, 2020 to $30.8 million as of September 30, 2021, primarily due to the unbilled receivables acquired as a result of the HSS acquisition and revenues recognized as performance obligations are satisfied in excess of billings. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, decreased from $10.1 million as of December 31, 2020 to $8.6 million as of September 30, 2021, primarily due to revenue recognized in excess of advance payments received. For the nine months ended September 30, 2021 and September 30, 2020, we recognized revenue that was previously included in the beginning balance of contract liabilities of $2.7 million and $2.0 million, respectively.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers at a point in time accounted for approximately 57% of our revenues for the three and nine months ended September 30, 2021 and 50% of our revenues for the three and nine months ended September 30, 2020. Revenues from products and services transferred to customers over time accounted for approximately 43% of our revenues for the three and nine months ended September 30, 2021 and 50% of our revenues for the three and nine months ended September 30, 2020, primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment.
As of September 30, 2021, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $218 million. Performance obligations expected to be satisfied within one year and greater than one year are 90% and 10%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the nine months ended September 30, 2021 and September 30, 2020, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Bank credit facility - term loan	$63,925	$77,988
Bank credit facility - revolver loans	232,659	175,473
Principal amount of long-term debt	296,584	253,461
Less debt issuance costs	(2,375)	(2,368)
Total long-term debt	294,209	251,093
Less current portion	(14,162)	(20,379)
Long-term debt, less current portion	$280,047	$230,714

We have a loan agreement with a group of banks from which we borrow amounts under the loan agreement to provide working capital support, fund letters of credit, and finance acquisitions. The loan agreement includes term and revolving loan facilities. The revolving loan facility provides for revolving loans and letters of credit.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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
The fair value of outstanding debt as of September 30, 2021 under our bank loan facilities approximates its carrying value using Level 2 inputs based on market data on companies with a corporate rating similar to ours that have recently priced credit facilities.

Our required term and revolver loan payments after September 30, 2021 are as follows (in thousands):

2021	3,750
2022	15,000
2023	15,000
2024*	262,834
Total	$296,584
*Includes the revolver loan required payment of $232.7 million.

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of September 30, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had letters of credit outstanding totaling $803 thousand as of September 30, 2021 and no letters of credit outstanding as of December 31, 2020.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities, up to an aggregate additional amount of $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2021, the LIBOR base margin was 2.25% and the base rate base margin was 1.75%. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. The amount of our debt with interest rate swap agreements was $75 million and $145 million as of September 30, 2021 and December 31, 2020, respectively.

After taking into account the impact of interest rate swap agreements, as of September 30, 2021, interest rates on portions of our outstanding debt ranged from 3.50% to 6.18%, and the effective interest rate on our aggregate outstanding debt was 3.90%.

Interest expense incurred on bank loan borrowings and interest rate hedges was $2.7 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and $7.9 million and $9.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt to EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of September 30, 2021. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

(5) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for an assumed vesting of restricted stock awards. For the nine months ended September 30, 2020, diluted earnings per share does not include an adjustment

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

for the potential dilutive effect of dilutive securities as the effect would have been anti-dilutive due to the Company's net loss. The antidilutive common stock equivalents excluded from the diluted per share calculation are not material.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	12,704,165	11,043,246	12,496,646	11,028,283
Effect of dilutive shares	70,471	57,110	76,430	—
Diluted weighted average common shares outstanding	12,774,636	11,100,356	12,573,076	11,028,283

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

(7) Business Segments and Customer Information

Business Segments

Management of our business operations is conducted under three reportable operating segments:

Aviation – Distribution and MRO Services
Our Aviation segment provides aftermarket repair and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, engine accessory maintenance, MRO services, rotable exchange and supply chain services.

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
September 30, 2021

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Aviation	$73,124	$36,218	$165,010	$126,519
Fleet	60,268	63,719	173,072	188,145
Federal and Defense	67,190	65,568	202,593	196,974
Total revenues	$200,582	$165,505	$540,675	$511,638

Operating income (loss):
Aviation	$3,719	$1,586	$(18,885)	$(34,680)
Fleet	5,387	6,589	15,128	20,509
Federal and Defense	5,386	6,746	17,410	18,441
Corporate/unallocated expenses	(600)	(736)	(2,872)	(2,261)
Operating income	$13,892	$14,185	$10,781	$2,009

Our Aviation segment operating income for the first nine months of 2021 was reduced by $23.7 million primarily attributable to an inventory reserve expense which was recorded in the second quarter of 2021. The inventory reserve increase was primarily due to excess quantities of inventory at levels higher than our updated forecasts of future demand. The continued effects of the COVID-19 pandemic on commercial air travel for our region-specific distribution programs, entered into prior to 2019, resulted in lowered demand assumptions.

Customer Information

The USPS, U.S. Army and Army Reserve, and U.S. Navy are our largest customers. Our customers also include various other government agencies and commercial entities. Our revenue by customer is as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
Customer	2021	%	2020	%	2021	%	2020	%
Commercial	$94,163	47	$48,974	30	$218,544	41	$156,430	31
DoD	60,862	30	56,935	34	173,501	32	185,956	36
Other government	45,557	23	59,596	36	148,630	27	169,252	33
Total	$200,582	100	$165,505	100	$540,675	100	$511,638	100

(8) Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2020	$63,190	$30,883	$144,053	$238,126
Increase from acquisitions	—	—	2,700	2,700
Balance as of September 30, 2021	$63,190	$30,883	$146,753	$240,826

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable.

Intangible assets, net comprised the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
September 30, 2021
Contract and customer-related	$240,452	$(123,019)	$(3,814)	$113,619
Acquired technologies	12,400	(11,633)	—	767
Trade names	18,770	(16,115)	—	2,655
Total	$271,622	$(150,767)	$(3,814)	$117,041

December 31, 2020
Contract and customer-related	$213,194	$(110,917)	$(3,814)	$98,463
Acquired technologies	12,400	(10,787)	—	1,613
Trade names	18,770	(15,251)	—	3,519
Total	$244,364	$(136,955)	$(3,814)	$103,595

The increase in the gross carrying amount of contract and customer-related intangibles during the nine months ended September 30, 2021 is related to customer relationship intangibles recognized in connection with the acquisitions of HSS and Global Parts. See Note (2) "Acquisitions and Divestitures" for additional details regarding the acquisitions.

Amortization expense related to intangible assets was $4.9 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, and $13.8 million and $13.3 million for the nine months ended September 30, 2021 and 2020, respectively.

(9) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2021	Fair Value December 31, 2020
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$1,299	$1,120
Interest rate swap agreements	Accrued expenses and other current liabilities	Level 2	$490	$1,603
Earn-out obligation - short-term	Accrued expenses and other current liabilities	Level 3	$1,000	$—
Earn-out obligation - long-term	Other long-term liabilities	Level 3	$250	$—

Non-Company Owned Life Insurance ("COLI") assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. We evaluate our hedges to determine their effectiveness and as of September 30, 2021 and December 31, 2020, the swaps were determined to be fully effective. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

in our consolidated balance sheets, was $490 thousand and $1.6 million at September 30, 2021 and December 31, 2020, respectively. The offset, net of an income tax effect of $122 thousand and $400 thousand, was included in accumulated other comprehensive income in the accompanying balance sheets as of September 30, 2021 and December 31, 2020, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

In connection with the acquisition of Global Parts, we may be required to pay earn-out obligation payments of up to $2.0 million should Global Parts meet certain financial targets during the twelve months following the acquisition and meet a certain milestone event on or before March 2023. The preliminary fair value of the earn-out obligation was determined using a probability-based scenario analysis approach. Any change in the fair value of contingent consideration from events after the acquisition date will be recognized in earnings of the period when the event occurs. The probability-based approach used to fair value earn-out obligation is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues and percentage probability of occurrence. Changes in the revenue assumptions could result in a material change to the amount of the fair value measurement.

Under the agreement, we were required to make an advanced payment of the earn-out obligation. The payment was made in August 2021.

Changes in the earn-out obligation measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2021 are as follows (in thousands):

	Current portion	Long-term portion	Total
Opening Balance	$—	$—	$—
Acquisition date fair value of contingent consideration	1,750	250	2,000
Earn-out payments	(750)	—	(750)
Fair value adjustment included in costs and operating expenses	—	—	—
Balance as of September 30, 2021	$1,000	$250	$1,250

(10) Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year.

Our effective tax rate was 18.8% and 23.4% for the three and nine months ended September 30, 2021, respectively, and 23.9% and (38.4)% for the three and nine months ended September 30, 2020, respectively. The difference in the effective tax rate for the three and nine months ended September 30, 2021 compared to the same period of prior year primarily results from 1) a significantly higher tax loss than book loss in connection with our sale of Prime Turbines stock and a full valuation allowance established in 2020 to offset the capital loss benefit due to a lack of anticipated capital gain income in the carryforward period, 2) goodwill impairment loss recognized in 2020 that was not deductible for tax purposes, and 3) book loss in 2020 compared to book income in the same period in 2021. The tax rate for the current year benefited from tax deductions for foreign derived intangible income ("FDII") and COLI income, and various federal and state income tax incentives.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

Acquisitions and Divestitures

In July 2021, we acquired Global Parts Group, Inc. ("Global Parts"), a privately owned company with operations in Augusta, Kansas. Global Parts provides distribution and MRO services for business and general aviation ("B&GA") aircraft families. The acquisition expands our existing B&GA focus and further diversifies our product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers. Global Parts is a subsidiary of VSE Aviation, Inc. under our Aviation segment.

In March 2021, we acquired HAECO Special Services, LLC ("HSS"), in an all-cash transaction. HSS is a leading provider of fully integrated MRO support solutions for military and government aircraft. HSS offers scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for the DoD primarily for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet. The experienced workforce of HSS includes approximately 250 employees operating from two hangar locations in Greensboro, North Carolina. HSS is a subsidiary of VSE Corporation under our Federal & Defense Services segment.

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

In June 2020, we sold all the inventory of our subsidiary CT Aerospace, LLC ("CT Aerospace") for a $6.9 million note receivable to be paid to us over a period from 2020 through 2025. Our Aviation segment discontinued sales and leasing of engines and supply of used serviceable engine parts. CT Aerospace's revenues totaled less than 1% of our revenue for 2020.

See Note (2) "Acquisitions and Divestitures" to our Consolidated Financial Statements included in Item 1 of this filing for additional information regarding our acquisitions and divestitures.

Public Offering of Common Stock

In February 2021, we completed an underwritten public offering of common stock through the issuance of 1,599,097 shares of common stock, including an additional 170,497 shares that were issued pursuant to the underwriters' exercise of their option to purchase additional shares, at a public offering price of $35.00 per share. We received net proceeds of approximately $52 million, after deducting underwriting discounts and other offering expenses of approximately $4 million. The net proceeds will be used for general corporate purposes, including financing strategic acquisitions and working capital requirements for new program launches.

Organization and Segments

Our operations are conducted within three reportable segments aligned with our operating segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense. We provide more information about each of these reportable segments under Item 1, "Business-History and Organization” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K").

Concentration of Revenues

	(in thousands)
	Three months ended September 30,				Nine months ended September 30,
Source of Revenues	2021	%	2020	%	2021	%	2020	%
Commercial	$94,163	47	$48,974	30	$218,544	41	$156,430	31
DoD	60,862	30	56,935	34	173,501	32	185,956	36
Other government	45,557	23	59,596	36	148,630	27	169,252	33
Total	$200,582	100	$165,505	100	$540,675	100	$511,638	100

COVID-19 Discussion

Forward-Looking Information

Disclosures that address business and operating considerations associated with the COVID-19 pandemic are made under highly uncertain conditions and may involve forward-looking information that is based on assumptions and expectations regarding future events. For additional discussion on the uncertainties and business risks associated with the COVID-19 pandemic, refer to Item 1A, "Risk Factors" of our 2020 Form 10-K.

Demand for Products and Services, Operating Results, and Financial Condition

All of our businesses have remained operational since the onset of the COVID-19 pandemic through the end of the third quarter of 2021, and we continue to operate with limited disruption. We have experienced varying levels of reduction in demand for our products and services, and have adjusted our cost structure to support the current and near-term forecasted demand environment. The majority of the cost reductions occurred within our Aviation segment, as a decline in commercial airline revenue passenger miles contributed to a reduction in demand for aftermarket parts and MRO services. The length and severity of lower customer demand due to the COVID-19 pandemic remains uncertain; however, if travel restrictions continue to ease, we expect demand will continue to recover, leading to increased demand for our products and services for the remainder of 2021.

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

Capital, Financial Resources, Credit Losses, and Liquidity

Our debt capital and liquidity position have not experienced a material adverse change resulting from the COVID-19 pandemic at this time, and we are satisfying our debt and other liability obligations in a timely manner. We currently have sufficient cash flows and unused loan commitments to meet these obligations in the near term. Weakness in our Aviation segment customer markets has caused a delay in receivables collections and an increase in bad debt expense. This trend may continue in future periods. We do not anticipate receivables collections to negatively impact our Fleet or Federal and Defense segments.

We have a loan agreement with a bank group comprised of ten banks, including multiple large banks and multiple regional banks. Our revolving credit facility under this loan agreement provides $350 million in loan commitments, of which we have currently borrowed approximately 66%. The potential for additional declines in our earnings may impact our financial covenant ratios in future periods.

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

Our interim impairment analysis conducted in the second quarter of 2020 indicated that our VSE Aviation reporting unit, within our Aviation segment, had a fair value less than its carrying value and had incurred an impairment. We recognized a goodwill impairment charge of $30.9 million for our VSE Aviation reporting unit in the second quarter of 2020. Prior to the onset of the COVID-19 pandemic, our Aviation segment was performing strongly. Our VSE Aviation reporting unit experienced lower customer demand in 2020 as compared to 2019, but demand has improved throughout 2021 and we believe market opportunities will continue to increase for us in the longer term. Accordingly, at this time we do not anticipate any further material impairments in our Aviation segment. However, should the magnitude and duration of the downturn be greater than we anticipated in our analysis, there could be further impairment.

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

We have made opportunistic purchases of aviation parts, resulting in an increase in our inventory levels. During the second quarter of 2021, we reviewed the assumptions and calculations utilized in the valuation of excess and obsolete inventory and recorded an additional reserve of $24.4 million. The inventory reserve increase was primarily due to excess and slow-moving quantities of certain Aviation segment inventory, including inventory supporting specific international region distribution programs entered into prior to 2019 at levels higher than our updated forecasts of future demand. The increase in our inventory valuation reserves in the second quarter takes into consideration slower than anticipated air travel recovery in certain regions, primarily in the Asia Pacific region, impacted by the COVID-19 pandemic. While some countries have removed or eased travel restrictions, others have maintained international testing requirements and travel restrictions due to recent rebounds in the number of cases and low vaccination rates within those countries, which has lowered demand for our products. While the COVID-19 pandemic has slowed demand for certain aviation products in international regions, we do not expect any additional material adverse impact to the carrying value of our inventory. Additionally, we do not anticipate the lower international demand to materially impact the recovery of our Aviation segment, where our distribution business revenues have exceeded pre-pandemic levels during the third quarter of 2021. If we experience further slowness in demand or if the lower level of demand lasts significantly longer than we anticipate, our inventory may be subject to further valuation adjustments.

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

Our business operations are deemed critical and essential by the Federal and State governments. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption. We implemented virus prevention protocols consistent with guidelines issued by the U.S. Centers for Disease Control and Prevention, and offered remote working where practicable.

We do not anticipate any material expenditures or resource constraints in supporting our operations at this time.

Impact on Supply Chain

Major customers and suppliers of our Fleet, Federal and Defense, and Aviation segments remain open and continue to operate. Our Fleet segment customers provide essential services, and we, along with our suppliers, play a key role in keeping truck fleets operable. Our Federal and Defense segment customers continue their mission critical essential services. Our Aviation segment customers continue to operate, albeit at lower rates. We continue to monitor the supply chain macroeconomic constraints. The environment continues to face persistent supply chain challenges as the sourcing environment for materials continues to be constrained, logistics capacity remains strained and labor availability becomes more challenging; the results of which could potentially drive constraints in operating and inflationary pressures. While we have been mitigating the overall risk, these issues could have a future adverse effect on our business, financial condition, and results of operations.

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

On September 24, 2021, in furtherance of an executive order, the U.S. Safer Federal Workforce Task Force ("Task Force") issued guidance requiring federal contractors and subcontractors to comply with COVID-19 safety protocols, including requiring certain employees to be fully vaccinated against COVID-19 by December 8, 2021, except in limited circumstances. The vaccination requirements will be incorporated in new government contracts, renewals, extensions, and other modifications signed on and after October 15, 2021.

In addition, on September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration ("OSHA") to develop an Emergency Temporary Standard ("ETS") mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. As of the date hereof, OSHA has not issued the ETS nor provided any additional information on its contents or requirements.

It is currently not possible to predict with any certainty the impact that the executive order establishing the Task Force or that the forthcoming OSHA ETS will have on our workforce. As a U.S. Government contractor, we are requiring all U.S. based Federal and Defense segment employees that service or support our U.S. Government contracts to be fully vaccinated by December 8, 2021. Our implementation of these requirements may result in attrition and difficulty securing future labor needs, which could have an adverse effect on our business, financial condition, and results of operations.

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

Aviation Segment

Our Aviation segment was significantly impacted by the COVID-19 pandemic as reduced global demand for air travel and decreased revenue passenger miles had an adverse impact on demand for our Aviation products and services. Despite the challenges faced during the COVID-19 pandemic, we have seen sustained sequential quarterly revenue increases due to the recovery in demand since the peak of the negative COVID-19 pandemic impact during the second quarter of 2020. Our 2021 third quarter results reflect changes in our revenue profile as new distribution programs in our Aviation segment and our acquisition of Global Parts have increased and broadened our revenue base. Our growth initiatives have resulted in a 83% year over year distribution revenue increase during the first nine months of 2021 compared to the same period for the prior year.

Our July 2021 acquisition of Global Parts expands our existing B&GA focus and further diversifies our product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers.

During the second quarter of 2021, we reviewed the assumptions and calculations utilized in the valuation of excess and obsolete inventory and recorded an additional reserve of $23.7 million primarily due to excess and slow moving quantities of certain Aviation segment inventory, including inventory supporting specific international region distribution programs entered into prior to 2019 at levels higher than our updated forecasts of future demand. The increase in our inventory valuation reserves in the second quarter takes into consideration slower than anticipated air travel recovery in certain regions, primarily in the Asia Pacific region, impacted by the COVID-19 pandemic. While some countries have removed or eased travel restrictions, others have maintained international testing requirements and travel restrictions due to recent rebounds in the number of cases and low vaccination rates within those countries, which has lowered demand for our products. While the COVID-19 pandemic has slowed demand for certain aviation products in international regions, we do not expect any additional material adverse impact to the carrying value of our inventory. Additionally, we do not anticipate the lower international demand to materially impact the recovery of our Aviation segment, where our distribution business continues to operate with revenues in excess of pre-pandemic levels during the third quarter of 2021.

In the first quarter of 2020, we divested our Prime Turbines subsidiary, a business offering turboprop engine MRO services. In the second quarter of 2020, we sold all the inventory assets of our CT Aerospace subsidiary, a business offering turboprop engine and engine parts sales. We will no longer offer these services, focusing instead on higher-growth component and accessory repair and parts distribution.

We expect that the current disruption in market conditions will result in strategic opportunities for near and long-term growth. We intend to continue pursuing these opportunities, which may require future investment.

Fleet Segment

Our Fleet segment continues to focus on both its core USPS and DoD customer base and commercial customer diversification. We are expanding our presence in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs to new commercial customers. Commercial customer revenue continues to see a strong growth trend, increasing approximately 66% during the third quarter of 2021 compared to the same period in 2020. Our e-commerce fulfillment services continued to grow in the third quarter and we anticipate continued growth of this service offering going forward as we expand into a new 60,000 square foot leased facility in Pennsylvania to support further commercial market demand.

We believe the COVID-19 pandemic is likely to continue to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms continue to grow.

Federal and Defense Segment

Our Federal and Defense segment continues to focus on redefining VSE in the federal marketplace, diversifying our capability and product offerings, broadening our markets and offerings to capture new business, and investing in business development to build our contract backlog in current and new markets. Strong revenue performance in U.S Navy work and new revenues from the U.S. Air Force work performed by our HSS acquisition enabled us to successfully grow our third quarter revenue for this segment consistent with the same period of the prior year despite anticipated declines in our U.S. Army work due to program completions. We expect that our refocused business development efforts will produce revenue growth in subsequent years. Contract funding increases have resulted in bookings of $64.0 million in the third quarter of 2021, further supporting a favorable outlook for our federal contracting revenue base.

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

For the first nine months of 2021, Federal and Defense segment bookings increased 20% year-over-year to $234 million, while total funded backlog increased 23% year-over-year to $218 million. The current management team is focused on revitalizing this business, with an emphasis on growing backlog to promote future revenue growth.

A summary of our bookings and revenues for our Federal and Defense segment for the nine months ended September 30, 2021 and 2020, and funded contract backlog as of September 30, 2021 and 2020 is as follows (in millions):

	2021	2020
Bookings	$234	$195
Revenues	$203	$197
Funded Contract Backlog	$218	$177

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

Our Aviation segment revenues result from the sale of aircraft parts and performance of MRO services. Our Aviation segment recognizes revenues for the sale of aircraft parts at a point in time when control is transferred to the customer, which usually occurs when the parts are shipped. Our Aviation segment recognizes revenues for MRO services over time as the services are transferred to the customer. MRO services revenue recognized is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore the services transferred to date. Sales returns and allowances are not significant.

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

In the second quarter of 2020, due to the significant decline in our market capitalization as well as an overall stock market decline amid market volatility as a result of the COVID-19 pandemic, we performed an interim impairment test utilizing a quantitative assessment approach. Based on the assessment, our VSE Aviation reporting unit was determined to be impaired and a $30.9 million impairment charge was recognized. This impairment charge resulted from changes to estimates and assumptions of the expected future cash flows for the reporting unit, which were adversely impacted by reduced global air travel and decreased revenue passenger miles caused by the COVID-19 pandemic. As of the most recent annual goodwill impairment testing date in the fourth quarter of 2020, for which a qualitative assessment approach was utilized, it was determined that it is more likely than not that the fair value of our reporting units exceeded their carrying value. As described in our 2020 Form 10-K, there was uncertainty surrounding the macroeconomic factors impacting the VSE Aviation reporting unit and a downturn in these factors or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment.

Our VSE Aviation reporting unit had approximately $147 million of goodwill as of September 30, 2021. The goodwill balance of this reporting unit continues to be at risk for future impairment for the reasons discussed above.

We performed a quarterly assessment to identify potential indicators of impairment for each of our reporting units during the third quarter of 2021. Based on our assessment performed, we did not identify any impairment indicators for any reporting unit during the third quarter of 2021 and determined that it was not more likely than not that the carrying value of any of the reporting units exceeded their respective fair values. We will continue to closely monitor the operational performance of these reporting units and the impacts of COVID-19 on the fair value of goodwill.

We also review our long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. During the third quarter of 2021, we performed a quarterly assessment to identify potential indicators of impairment of the long-lived assets with finite lives. Based on our assessment, we did not identify any impairment indicators during the third quarter of 2021 that may indicate that the carrying amount of long-lived assets may not be recoverable.

As of September 30, 2021, we had no intangible assets with indefinite lives and we had an aggregate of approximately $241 million of goodwill associated with our acquisitions.

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

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of the third quarter of 2021 to the third quarter of 2020, and the first nine months of 2021 to the first nine months of 2020.

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2021	2020	2021	2020	Months	Months
Revenues	$200,582	$165,505	$540,675	$511,638	$35,077	$29,037
Costs and operating expenses	186,690	151,320	529,894	468,789	35,370	61,105
Loss on sale of a business entity and certain assets	—	—	—	(8,214)	—	8,214
Gain on sale of property	—	—	—	1,108	—	(1,108)
Goodwill and intangible asset impairment	—	—	—	(33,734)	—	33,734
Operating income	13,892	14,185	10,781	2,009	(293)	8,772
Interest expense, net	2,780	3,530	8,476	10,088	(750)	(1,612)
Income (Loss) before income taxes	11,112	10,655	2,305	(8,079)	457	10,384
Provision for income taxes	2,091	2,547	539	3,105	(456)	(2,566)
Net income (loss)	$9,021	$8,108	$1,766	$(11,184)	$913	$12,950

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020

Revenues

Our revenues increased $35.1 million or 21.2% for the third quarter of 2021 compared to the same period for the prior year. The increase in revenues resulted from an increase in our Aviation segment of $36.9 million, an increase in our Federal and Defense segment of $1.6 million, and a decrease in our Fleet segment of $3.5 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses increased $35.4 million or 23.4% for the third quarter of 2021 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for a breakdown of our results of operations by segment. Costs and operating expenses for 2020 included an expense reduction of $1.7 million associated with the valuation of an acquisition related earn-out obligation.

Operating Income

Our operating income decreased $293 thousand or 2.1% for the third quarter of 2021 compared to the same period for the prior year. Operating income decreased by $1.4 million for our Federal and Defense segment, decreased by $1.2 million for our Fleet segment, and was partially offset by an increase of $2.1 million for our Aviation segment,. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Interest Expense

Interest expense decreased $750 thousand for the third quarter of 2021 compared to the same period for the prior year due to a lower average interest rate on borrowings outstanding.

Provision for Income Taxes

Our effective tax rate was 18.8% for the third quarter of 2021 and 23.9% for the same period of 2020. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The lower effective tax rate for the third quarter of 2021 primarily resulted from: 1) goodwill impairment loss recognized in 2020 that was not deductible for tax purposes, 2) larger estimated FDII deduction in 2021 compared to 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

Our revenues increased $29.0 million or 5.7% for the first nine months of 2021 compared to the same period for the prior year. The increase in revenues resulted from an increase in our Aviation segment of $38.5 million, an increase in our Federal and Defense segment of $5.6 million, and was partially offset by a decrease in our Fleet segment of $15.1 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses increased $61.1 million or 13.0% for the first nine months of 2021 compared to the same period for the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for a breakdown of our results of operations by segment. The increase includes the effects of COVID-19 on the valuation of inventory reserve which increased costs and operating expenses by $24.4 million in the second quarter of 2021. The inventory reserve increase was primarily due excess quantities of inventory at levels higher than our updated forecasts of future demand. Costs and operating expenses for 2020 included an expense reduction of $3.1 million for an adjustment to our earn-out obligation and included an expense of approximately $700 thousand for severance pay related to a reduction in our workforce associated with the COVID-19 pandemic induced reduction in demand.

Loss on Sale of a Business Entity and Certain Assets

In 2020, the business recorded a loss on the sale of a business entity and certain assets of $8.2 million and was comprised of (1) the difference between the carrying value on our books for our Prime Turbines, LLC business and the sale price upon divestiture, plus the difference between the carrying value on our books of inventory sold that is used to support the operations of our divested Prime Turbines, LLC business and the sale price of the inventory upon divestiture, and (2) the difference between the carrying value on our books of our CT Aerospace subsidiary's inventory and the sale price of the inventory upon sale in the second quarter of 2020.

Gain on Sale of Property

In 2020, the business recorded a gain on sale of property of $1.1 million associated with the sale of a Miami, Florida real estate holding.

Goodwill and Intangible Asset Impairment

In 2020, the business recorded a goodwill and intangible asset impairment of $33.7 million and was comprised of a charge to write down the carrying value of our Aviation businesses due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

Operating Income

Our operating income increased $8.8 million or 437% for the first nine months of 2021 compared to the same period for the prior year. Operating income increased $15.8 million for our Aviation segment, decreased $5.4 million for our Fleet segment, and decreased $1.0 million for our Federal and Defense segment. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Interest Expense

Interest expense decreased $1.6 million for the first nine months of 2021 compared to the same period for the prior year due to a lower average interest rate on borrowings outstanding.

Provision for Income Taxes

Our effective tax rate was 23.4% for the first nine months of 2021 and (38.4)% for the same period of 2020. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The higher effective tax rate for the first nine months of 2021 primarily resulted from 1) a significantly higher tax loss than book loss in connection with our sale of Prime Turbines stock and a full valuation allowance established in 2020 to offset the capital loss due to a lack of anticipated capital gain income in the carryforward period, 2) goodwill impairment loss recognized in 2020 that was not deductible for tax purposes, and 3) book loss in 2020 compared to book income in the same period in 2021.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2021	2020	2021	2020	Months	Months
Revenues	$73,124	$36,218	$165,010	$126,519	$36,906	$38,491
Costs and operating expenses	69,405	34,632	183,895	120,359	34,773	63,536
Loss on sale of a business entity and certain assets	—	—	—	(8,214)	—	8,214
Gain on sale of property	—	—	—	1,108	—	(1,108)
Goodwill and intangible impairment	—	—	—	(33,734)	—	33,734
Operating income (loss)	$3,719	$1,586	$(18,885)	$(34,680)	$2,133	$15,795
Profit (loss) percentage	5.1%	4.4%	(11.4)%	(27.4)%

Revenues for our Aviation segment increased $36.9 million or 102% for the third quarter of 2021 compared to the third quarter of 2020. The revenue growth is primarily attributable to revenue contributions from recently initiated distribution contract wins, contributions from the acquisition of Global Parts, and improved demand in end markets.

Costs and operating expenses increased a $34.8 million or 100% for the third quarter of 2021 compared to the third quarter of 2020 due to improved demand for our products and services. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions, allocated corporate costs, and a reduction in expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was $2.4 million for the third quarter of 2021 and $2.1 million for the third quarter of 2020. Allocated corporate costs were $2.3 million for the third quarter of 2021 and $1.1 million for the third quarter of 2020. There was no expense for earn-out valuation adjustments for the third quarter of 2021 compared to a reduction in expense for earn-out valuation adjustments of $1.7 million for the third quarter of 2020.

Operating income increased $2.1 million or 134% for the third quarter of 2021 compared to the third quarter of 2020, primarily due to increases in revenue.

Revenues for our Aviation segment increased $38.5 million or 30% for the first nine months of 2021 compared to the first nine months of 2020. The revenue growth is primarily attributable to contributions from recently initiated distribution contract wins, contributions from the acquisition of Global Parts, and improved demand in end markets. The increases in revenue were partially offset by the divestiture of Prime Turbines in February of 2020 and the sale of all of CT Aerospace inventory in June 2020. We did not have revenue for these two divested businesses for the first nine months of 2021 compared to combined revenues for these divested businesses of $8.9 million for the first nine months of 2020.

Costs and operating expenses increased $63.5 million or 53% for the first nine months of 2021 compared to the first nine months of 2020 due to improved demand for our products and services and a $23.7 million additional inventory valuation reserve recognized in the second quarter of 2021. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions, allocated corporate costs, and a reduction in expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was $6.5 million for the first nine months of 2021 compared to $6.7 million for the first nine months of 2020. Allocated corporate costs were $6.0 million for the first nine months of 2021, compared to $4.1 million for the first nine months of 2020. There was no expense for earn-out valuation adjustments for the first nine months of 2021 compared to a reduction in expense for earn-out valuation adjustments of $3.1 million for the first nine months of 2020.

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

Gain on sale of property for the first nine months of 2020 is comprised of $1.1 million associated with the sale of a Miami, Florida real estate holding.

Operating loss decreased $15.8 million or 46% for the first nine months of 2021 compared to the first nine months of 2020. Components of the change in operating loss included 1) an additional inventory reserve valuation of $23.7 million in the second quarter of 2021, 2) the elimination of profits from our divested businesses in 2020 of $1.3 million for the first nine months of 2020, 3) a $1.1 million gain on the sale of a real estate property in 2020, 4) a loss on the divestiture of Prime Turbines and associated assets and the sale of CT Aerospace inventory in 2020 of $8.2 million, and 5) a $33.7 million goodwill and intangible asset impairment charge in 2020.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2021	2020	2021	2020	Months	Months
Revenues	$60,268	$63,719	$173,072	$188,145	$(3,451)	$(15,073)
Costs and operating expenses	54,881	57,130	157,944	167,636	(2,249)	(9,692)
Operating income	$5,387	$6,589	$15,128	$20,509	$(1,202)	$(5,381)
Profit percentage	8.9%	10.3%	8.7%	10.9%

Revenues for our Fleet segment decreased $3.5 million or 5% for the third quarter of 2021 compared to the third quarter of 2020. Revenues from commercial customers increased $8.2 million or 66%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased $4.5 million or 62%, and revenues from sales to other government customers decreased $7.1 million or 16% primarily due to a non-recurring $7.1 million order for COVID-19 related supplies in the third quarter of 2020.

Costs and operating expenses decreased $2.2 million or 4%, primarily due to decreased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $1.8 million for the third quarter of 2021 and $1.8 million for the third quarter of 2020. Expense for allocated corporate costs was $2.1 million for the third quarter of 2021 and $1.9 million for the third quarter of 2020.

Operating income decreased $1.2 million or 18% for the third quarter of 2021, primarily due to a change in the mix of products sold, including increased commercial customer revenues.

Revenues for our Fleet segment decreased $15.1 million or 8% for the first nine months of 2021 compared to the first nine months of 2020. Revenues from commercial customers increased $22.9 million or 76.9%, driven by growth in our e-commerce fulfillment business. Revenues from sales to DoD customers decreased $6.4 million or 37.9%, and revenues from sales to other government customers decreased $31.6 million or 22.3% primarily due to a non-recurring $26.6 million order for COVID-19 related supplies during the first nine months of 2020.

Costs and operating expenses decreased $9.7 million or 6%, primarily due to decreased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $5.3 million for the first nine months of 2021 and $5.7 million for the first nine months of 2020. Expense for allocated corporate costs was $6.6 million for the first nine months of 2021 and $6.0 million for the first nine months of 2020.

Operating income decreased $5.4 million or 26% for the first nine months of 2021, primarily due to a change in the mix of products sold, including increased commercial customer revenues, an increase in allocated corporate costs, and a $0.7 million inventory valuation reserve recognized in the second quarter of 2021.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months		Nine months		Change
	ended September 30,		ended September 30,		Three	Nine
	2021	2020	2021	2020	Months	Months
Revenues	$67,190	$65,568	$202,593	$196,974	$1,622	$5,619
Costs and operating expenses	61,804	58,822	185,183	178,533	2,982	6,650
Operating income	$5,386	$6,746	$17,410	$18,441	$(1,360)	$(1,031)
Profit percentage	8.0%	10.3%	8.6%	9.4%

Revenues for our Federal and Defense segment increased $1.6 million or 2% and costs and operating expenses increased $3.0 million or 5% for the third quarter of 2021 compared to the third quarter of 2020 primarily due to new revenues from the U.S. Air Force work performed by our HSS acquisition partially offset by declines in our U.S. Army work due to program completions.

Operating income decreased $1.4 or 20% for the third quarter of 2021 primarily due a favorable mix of fixed priced awards in the third quarter of 2020.

Revenues for our Federal and Defense segment increased $5.6 million or 3% and costs and operating expenses increased $6.7 million or 4% for the first nine months of 2021 compared to the first nine months of 2020 primarily due to revenue performance on our U.S. Department of Justice program and new revenues from the U.S. Air Force work performed by our HSS acquisition, partially offset by declines in our U.S. Army work due to program completions and a decline in our U.S. Navy work.

Operating income decreased $1.0 million or 6% for the first nine months of 2021 primarily due to a favorable mix of fixed priced awards during the first nine months of 2020.

Financial Condition

There has been no material adverse change in our financial condition in the third quarter of 2021. Our bank debt increased approximately $43.1 million for the first nine months of 2021 and we had $117 million of unused bank loan commitments as of September 30, 2021. In February 2021, we completed an underwritten public offering of common stock, generating gross proceeds of approximately $56 million and net proceeds of approximately $52 million through the issuance of 1,599,097 shares of common stock. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing and level of inventory purchases to support new distribution programs, contract delivery schedules, and subcontractor and vendor payments required to perform our contract work; the timing of government contract funding awarded; collections from our customers; and our acquisition of Global Parts.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased $5 thousand during the first nine months of 2021.

Cash used in operating activities was $30.5 million in the first nine months of 2021 compared to cash provided by operating activities of $35.2 million in the same period of the prior year. The change was comprised of a reduction of $13.0 million in net loss, a decrease of $14.2 million in other non-cash operating activities and a decrease of $64.5 million due to changes in the levels of operating assets and liabilities.

Inventories and accounts receivable represent a significant amount of our assets, and accounts payable represent a significant amount of our operating liabilities. The net cash used in operating activities during the first nine months of 2021 of $66.5 million for inventories was primarily due to an increased investment in new inventory to support recent distribution program wins and program launches within our Aviation segment and $13.8 million for receivables and unbilled receivables was primarily due to the timing of collections and customer billings. This use of net cash was partially offset by a $18.0 million increase in accounts payable and deferred compensation primarily resulting from timing of payments. Our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations. We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 pandemic.

Cash used in investing activities was $59.8 million in the first nine months of 2021 compared to cash provided by investing activities of $20.6 million in the same period of the prior year. In 2021, $53.2 million was used for the acquisitions of HSS and Global Parts. In 2020, $22.8 million was provided by proceeds from the divestiture of our Prime Turbines business and CT Aerospace inventory and the sale of a Miami, Florida real estate holding and other property and equipment. Other cash used in investing activities consisted primarily of purchases of property and equipment. Other cash provided by investing activities consisted primarily of proceeds from payments on notes receivable in connection with the divestiture of Prime Turbines and sale of CT Aerospace inventory.

Cash provided by financing activities was $90.4 million in the first nine months of 2021 compared to cash used in financing activities of $56.1 million in the same period of 2020. In 2021, we received $52.0 million in proceeds from the public underwritten offering of our common stock in February 2021, which is net of underwriters' discounts and issuance costs. In 2020,$31.7 million was used for the payment of an earn-out obligation in connection with the acquisition of our 1st Choice Aerospace subsidiary in 2019. Other financing activities consisted primarily of borrowing and repayment of debt and payment of dividends.

We paid cash dividends totaling $3.3 million or $0.27 per share in the first nine months of 2021. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

We have considered the effects of the COVID-19 pandemic on our liquidity and capital resources, and we currently do not expect a material adverse impact on our ability to meet future liquidity needs. See “COVID-19 Discussion-Capital, Financial Resources, Credit Losses, and Liquidity” and Item 1A, "Risk Factors" of our 2020 Form 10-K for additional details regarding risks related to the impact of COVID-19 on our liquidity and capital resources. In addition, as discussed in greater detail below, under the terms of our existing loan agreement, we are required to maintain certain financial covenants. The COVID-19 pandemic has disrupted the demand for our Aviation segment products and services and further disruption is possible. Based on our current estimates of future earnings and cash flows, we believe we have sufficient cash and available borrowings for the next twelve months.

Our external financing consists of a loan agreement with a bank group that expires in July 2024. The loan agreement includes a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The term loan requires quarterly installment payments. Our required term loan payments after September 30, 2021 are approximately $3.8 million in 2021, $15.0 million in 2022, $15.0 million in 2023, and $30.2 million in 2024. The amount of term loan borrowings outstanding as of September 30, 2021 was $63.9 million.

The maximum amount of credit available to us under our loan agreement for revolving loans and letters of credit as of September 30, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $232.7 million in revolving loan amounts outstanding and $803 thousand of letters of credit outstanding as of September 30, 2021.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The applicable LIBOR rate has a floor of 0.50%. As of September 30, 2021, the LIBOR base margin was 2.25% and the base rate base margin was 1.75%. The base margins increase or decrease in steps as our Total Funded Debt to EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. As of September 30, 2021, interest rates on portions of our outstanding debt ranged from 3.50% to 6.18%, and the effective interest rate on our aggregate outstanding debt was 3.90%.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions and limitations. The restrictive covenants require that we maintain a Fixed Charge Coverage Ratio of not less than 1.20 to 1.00 and a maximum Total Funded Debt to EBITDA Ratio that varies over future periods as indicated in the table below. We were in compliance with required ratios and other terms and conditions as of September 30, 2021. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

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

Inflation and Pricing

In our Federal and Defense segment, most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are normally considered reimbursable at cost. Our property and equipment consist principally of land, buildings and improvements, shop and warehouse equipment, computer systems equipment, and furniture and fixtures. We do not expect the overall impact of inflation on replacement costs of our property and equipment to be material to our future results of operations or financial condition.

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

In February 2019, we entered into a LIBOR-based interest rate swap on our revolving loan for a term of three years with a notional amount of $75 million. This swap amount decreases in increments on an annual basis to $45 million for the second year and to $25 million for the third year. We pay an effective interest rate of 2.805% plus our base margin on the debt matched to this swap.

In March 2020, we entered into a LIBOR-based interest rate swap on our revolving loan for a term of two years with a notional amount of $50 million. We pay an effective interest rate of 0.73% plus our base margin on the debt matched to this swap.

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

In connection with our acquisition of Global Parts, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating our corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at Global Parts, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structure at Global Parts has been modified to appropriately oversee and incorporate these activities into the overall control structure. We will continue to evaluate the need for additional internal controls over financial reporting.

There have been no additional changes in our internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K”). The risk factors disclosed in our 2020 Form 10-K should also be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 6.    Exhibits

(a) Exhibits
Exhibit 10.1	Executive Employment Agreement dated as of July 28, 2021, by and between VSE Corporation and Farinaz S. Tehrani (Exhibit 10.1 to Form 8-K dated July 30, 2021).
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document
Exhibit 104	The cover page from this Quarterly Report on Form 10-Q, formatted in inline XBRL.

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

VSE CORPORATION

Date:	October 28, 2021	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 28, 2021	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)