Form 10-K
period 2021-12-31
VSE CORP
filed 2022-03-11
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the registrant's most recently completed second quarter, was approximately $521 million based on the last reported sales price of the registrant's common stock on the NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of February 28, 2022: 12,737,859.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for the Annual Meeting of Stockholders expected to be held on May 4, 2022, which is expected to be filed with the Securities and Exchange Commission on or about April 2, 2022, have been incorporated herein by reference into Part III of this report.

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

PART I

ITEM 1. Business

History and Organization

VSE Corporation (“VSE,” the “Company,” “we,” “us,” or “our”) is a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to commercial and government markets. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to commercial customers; the government, including the United States Department of Defense ("DoD"); and federal civilian agencies. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul ("MRO") services for vehicle fleet, aviation, and other customers. We also provide vehicle and equipment maintenance and refurbishment, logistics, engineering support, energy services, IT and health care IT solutions, and consulting services.

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

	Revenues (in thousands) Years ended December 31,
	2021	%	2020	%	2019	%
Aviation	$247,852	33	$165,070	25	$224,546	30
Fleet	233,532	31	242,170	37	214,520	28
Federal and Defense	269,469	36	254,419	38	313,561	42
Total	$750,853	100	$661,659	100	$752,627	100

Aviation

Our Aviation segment provides international parts supply and distribution, supply chain solutions, and component and engine accessory MRO services supporting global aftermarket commercial and business and general aviation customers. This business offers a range of services to a diversified global client base of commercial airlines, regional airlines, cargo transporters, MRO integrators and providers, aviation manufacturers, corporate and private aircraft owners, and fixed-base operators ("FBOs"). This segment did not have any one client that comprised more than 10% of our consolidated revenues in 2021, 2020 or 2019.

Fleet

Our Fleet segment provides parts supply, inventory management, e-commerce fulfillment, logistics and other services to assist aftermarket commercial and federal customers with their supply chain management. Operations of this segment are conducted by our wholly owned subsidiary Wheeler Fleet Solutions, which supports the government and commercial truck fleets with parts, sustainment solutions and managed inventory services. Revenues for this business are derived from the sale of vehicle parts and mission critical supply chain services to support client truck fleets. The United States Postal Service ("USPS") comprised approximately 20%, 27%, and 22% of our consolidated revenues in 2021, 2020 and 2019, respectively.

Federal and Defense

Our Federal and Defense segment provides aftermarket refurbishment and sustainment services to extend and maintain the life cycle of military vehicles, ships and aircraft for the DoD. The segment provides foreign military sales services, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the DoD and other customers. We also provide energy consulting services and IT solutions to various DoD, federal civilian agencies and commercial clients. The foreign military sales program with the U.S. Department of Navy ("FMS Program") comprised approximately 13%, 15%, and 12% of our consolidated revenues in 2021, 2020 and 2019, respectively.

Acquisition and Divestitures

In July 2021, we acquired Global Parts Group, Inc. ("Global Parts"), which provides distribution and MRO services for business and general aviation ("B&GA") aircraft families. The acquisition expands our existing B&GA focus and further diversifies our product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers. Global Parts is a subsidiary of VSE Aviation, Inc. under our Aviation segment.

In March 2021, we acquired HAECO Special Services, LLC ("HSS"), which offers scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for the DoD, primarily for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet. HSS is a subsidiary of VSE Corporation under our Federal & Defense Services segment.

In January 2019, we acquired 1st Choice Aerospace Inc. ("1st Choice Aerospace"), with operations in Florida and Kentucky. 1st Choice Aerospace provides component MRO services and products for new generation and legacy commercial aircraft families. 1st Choice Aerospace is a subsidiary of VSE Aviation, Inc., under our Aviation segment.

In February 2020, we sold our subsidiary Prime Turbines, LLC ("Prime Turbines") and certain related inventory assets for $20.0 million in cash and a $8.3 million note receivable to be paid over a period from 2020 through 2024. Our Aviation segment discontinued turboprop engine MRO services and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled less than 1% and approximately 4% of our revenue for 2020 and 2019, respectively.

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

Typical offerings include supply chain and inventory management services; vehicle fleet sustainment programs; vehicle fleet parts supply and distribution; MRO of aircraft components and engine accessories; aircraft and airframe parts supply and distribution; engineering support for military vehicles; military equipment refurbishment and modification; ship MRO and follow-on technical support; logistics management support; sustainable energy supply and electric power grid modernization projects, IT infrastructure and data management, and IT data services for health and public safety. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information regarding our business.

Revenues and Contracts

We offer our products and professional and technical services through various ordering agreements and negotiated and competitive contract arrangements. Our revenues are derived from the delivery of products and from contract services performed for our customers for each of our three segments as follows:

•Our Aviation segment revenues result from the sale of aircraft parts and performance of MRO services for private and commercial aircraft owners, aviation MRO providers, aviation original equipment manufacturers and other clients.

•Our Fleet segment revenues result from the sale of aftermarket vehicle parts to government and commercial clients.

•Our Federal and Defense segment revenues result from providing professional and technical services primarily to U.S government customers on a contract basis. The three primary types of contracts used are cost-type, fixed-price, and time and materials.

Customers

Our customers include various commercial entities and government clients. In 2021, our commercial customers represented 43% of our consolidated revenues, up from 31% and 32% in 2020 and 2019, respectively. Our USPS work and FMS Program comprised approximately 20% and 13% of our 2021 consolidated revenues, respectively. None of our other customers comprise a significant amount of our 2021 consolidated revenues.

	Revenues by Customer (dollars in thousands) Years ended December 31,
Customer	2021	%	2020	%	2019	%
Commercial	322,318	43	208,305	31	242,518	32
DoD	$233,422	31	$236,397	36	$304,334	41
Other government(a)	195,113	26	216,957	33	205,775	27
Total	$750,853	100	$661,659	100	$752,627	100
(a) USPS is part of Other government

Backlog

Our funded backlog represents the estimated remaining value of work to be performed under firm contracts under our Federal and Defense segment. Bookings for our Aviation and Fleet segments occur at the time of sale, and therefore, these segments do not generally have funded contract backlog and backlog is not an indicator of their potential future revenues. Our funded backlog for our Federal and Defense segment as of December 31, 2021, 2020 and 2019 was approximately $185 million, $183 million and $213 million, respectively. For a complete description of our backlog, see "Bookings and Funded Backlog" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

Marketing

Our marketing activities are conducted by each of our businesses by industry-specific sales representatives and professional marketing and business development staff. New customer contacts and information concerning new programs, requirements and opportunities become available through sales calls and client visits, negotiation with key business partners, and formal and informal briefings. We participate in various professional organizations and trade association, and also attend industry trade shows and events in order to increase our brand awareness and strengthen our service offerings.

Human Capital Resources

Workforce Demographics

Our employees have a variety of specialized experience, training and skills that provide the expertise required to service our customers. As of December 31, 2021, we had approximately 2,500 employees. Principal employee categories include (a) mechanics and vehicle, aircraft and equipment technicians, (b) logisticians, (c) warehouse and sales personnel, (d) engineers and technicians in mechanical, electronic, industrial, energy services, and (e) information technology professionals in computer systems, applications and data management disciplines. As of December 31, 2021, approximately 17% of our employees, all within our Federal and Defense segment, were unionized.

Employee Health and Safety

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

Talent Acquisition, Retention and Development

We strive to attract and retain top talent at all levels of the company. To support this objective we seek to provide opportunities for professional development and career growth, and recognize and reward our employees for their contributions and accomplishments.

We encourage employees to provide feedback about their experience and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of engaging our employees on all levels. These surveys provide valuable information on drivers of engagement and areas of improvement to ensure that we maintain an employee-focused experience and culture. We also host quarterly town hall meetings to provide an open and frequent line of communication for all employees.

We offer competitive pay and comprehensive benefits to attract, reward and retain a qualified and diverse workforce to achieve our vision and mission and meet the dynamic needs of employees and their families. In addition to competitive base pay, we offer annual bonus opportunities, a Company matched 401(k) plan, an employee stock purchase plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, holiday pay, flexible work schedules, and employee assistance programs.

Diversity and Inclusion

We embrace and encourage inclusion in order to achieve a culture and company environment supporting diversity. Our inclusion and diversity initiatives include our practices and policies on employee recruitment and hiring, professional training and development, employee engagement and the development of a work environment built on the premise of diversity and equity. In 2020, we formed the VSE Inclusion & Diversity Council ("I&D Council"), an employee led group focused on creating a framework and action plan for inclusion and diversity related initiatives across the organization. Our I&D Council regularly hosts roundtable discussions aimed at increasing cultural awareness and promoting dialogue to encourage a culture that values inclusive behavior in our workplace. We also support employee resource groups, which are voluntary, employee-led groups that are open to all employees and provide a forum for diverse employees and allies from a variety of different backgrounds to share experiences and support our company's diversity initiatives. These groups help foster a diverse and inclusive workplace, build awareness and drive change within our organization. Additionally, we actively seek initiatives and participate in outreach programs to assist individuals who served in the U.S. Armed Forces. These efforts include an emphasis on hiring military veterans to enhance the quality of our workforce.

Code of Business Conduct and Ethics

We are committed to the highest ethical standards and we expect all of our directors, officers and employees to comply with our standards and applicable laws and regulations in the conduct of our business. Our Code of Business Conduct and Ethics (the "Code") sets forth our policies and expectations on what is appropriate behavior and guides ethical business decisions that maintain a commitment to integrity. In addition, we require annual ethics and compliance training for all of our employees to provide them with the knowledge necessary to maintain our standards of ethics and compliance.

Government Regulation and Supervision

Our businesses are subject to extensive regulation in the markets we serve. We work with numerous U.S. government agencies and entities, including but not limited to, all branches of the DoD and the Federal Aviation Administration ("FAA"). Similar government authorities and regulations exist in the other countries in which we do business.

Commercial Aircraft

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. The inspection, maintenance and repair procedures for various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. The FAA requires that various maintenance routines be performed on aircraft components, and we currently satisfy these maintenance standards in our repair and overhaul services.

Government Contracts

We must comply with and are affected by a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts. We are routinely audited and reviewed by the U.S. Government and its agencies, including the Defense Contract Audit Agency, and the Defense Contract Management Agency. These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as review the adequacy of our business systems and processes relative to U.S. Government requirements. The U.S. Government generally has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based on our failure to meet specified performance requirements. In the event of termination of a contract for convenience, we would generally be able to recover costs already incurred on the contract and receive profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default could expose us to various liabilities, including excess re-procurement costs, and could have a material effect on our ability to compete for future contracts.

For additional information on regulations and risks affecting our business, refer to Item 1A., "Risk Factors".

Competition

All of our businesses operate in highly competitive industries that include numerous competitors, many of which are larger in size and have greater name recognition, financials resources and larger technical staff than we do. We also compete against smaller, more specialized competitors that concentrate their resources on narrower service offerings.

Government agencies emphasize awarding contracts on a competitive basis, as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which our Federal and Defense segment currently perform services were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. These contracts may be indefinite delivery/indefinite quantity type contracts for which the government makes awards for work among several other eligible contract holders, or they may be single award contracts with multiple option years that may or may not be exercised. Accordingly, there can be no assurance regarding the level of work we may obtain under some of these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business. A reallocation of government spending priorities or reallocation of work for small business set-aside programs that results in lower levels of potential business in the markets we serve or the services we offer can cause increased competition.

The extent of competition that we will encounter as a result of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. We believe the principal competitive factors for our business are customer knowledge, technical and financial qualifications, past performance, government budgetary priorities, sales force initiatives and price.

Available Information

We maintain an internet website at www.vsecorp.com. We make available free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or otherwise furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with the SEC. The information on or obtainable through our website is not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The ongoing COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains and distribution systems, and we have experienced and expect to continue to experience varying levels of reductions in demand for our products and services, particularly in the aviation aftermarket as compared to pre-pandemic levels. The global aviation market experienced a significant decline, specifically in global commercial air travel, which had a significant impact on the parts distribution and maintenance, repair and overhaul services markets supporting general aviation and commercial aircraft. Our Aviation segment experienced the most impactful reduction in demand for our products and services during fiscal 2021 and fiscal 2020 compared to fiscal 2019, as a decline in commercial aircraft revenue passenger miles contributed to a reduction in demand for aftermarket parts and MRO services. This reduction in demand moderated to some extent but otherwise continued throughout 2021 and may continue into 2022, subject to the duration and severity of the pandemic. This decrease in demand may continue to adversely impact our operating results for 2022. We cannot estimate with certainty the severity of this impact, but we expect it to be consistent with overall aviation industry trends.

Due to the impact of COVID-19 and decisions by our customers to delay the use of, or permanently retire, certain aircraft, demand levels for aviation disruption inventory could decrease in the near term or midterm, which could result in a write-down of existing inventory to adjust to current market trends and adversely affect our results of operations. Furthermore, as a result of COVID-19, some of our commercial customers in the Aviation segment have been and could continue to be negatively impacted as a result of disruption in demand, which has led to delays and could lead to defaults on collections of receivables from them. Such continued delays could further negatively impact our business, results of operations and financial condition. We are unable to predict the extent, nature or duration of these impacts at this time.

Supply chain delays, disruptions, and potential geopolitical uncertainty could adversely affect our business operations and expenses

Due to the ongoing pandemic, supply chain disruptions, and geopolitical uncertainty our business could be adversely impacted by delays or the inability to source products and services for our customers. If our suppliers experience increased disruptions to their operations as a result of these dynamics, they may be unable to fill our supply needs in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business, including higher prices, schedule delays or the costs associated with identifying alternative suppliers. In instances where we may not be able to mitigate these consequences, our ability to perform on our contracts may be impacted, which could result in reduced revenues and profits.

We continue to monitor these dynamics and assess potential implications to our business, supply chain and customers, and take certain actions in an effort to mitigate potential adverse impacts. Given the uncertainties, we are unable to predict the extent, nature or duration of these impacts at this time.

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

Acquisitions, which are a part of our business strategy, present certain risks.

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

As part of our business strategy, we make acquisitions and investments following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions involve estimates, assumptions, and judgments to determine acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes, and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock or the market as a whole can result in goodwill and/or purchased intangible asset impairment charges associated with our existing businesses.

As of December 31, 2021, goodwill and intangible assets, net of amortization, accounted for 27% and 12%, respectively, of our total assets. We test our goodwill for impairment annually in the fourth quarter or when evidence of potential impairment exists. We test acquired intangible assets for impairment whenever events or changes in circumstances indicate their carrying value may be impaired. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets.

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

The COVID-19 pandemic has resulted in travel disruption has had an adverse impact on airline spending and demand that has caused a reduction in demand for our aviation products and services for most of 2020 and into 2021. At this point, the extent or duration of the impact that the COVID-19 pandemic may have on our future results remains uncertain, and the reduction in demand could extend into 2022.

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

Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts may adversely affect us by increasing costs beyond what we can recover through price increases.

Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, material and other costs. In addition, inflation is often accompanied by higher interest rates, which could increase the cost of our outstanding debt obligations. In an inflationary environment, depending on economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. Although we have minimized the effect of inflation on our business through contractual protections, the presence of longer pricing periods within our contracts increases the likelihood that there will be sustained or higher than anticipated increases in costs of labor or material. We have experienced, and continue to experience, increases in the prices of labor, materials and other costs of providing service. Continued inflationary pressures could impact our profitability.

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

Our debt exposes us to certain risks.

As of December 31, 2021, we had $285 million of total debt outstanding (net of unamortized debt issuance costs). The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

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

We also provide services and products from facilities generally occupied under leases primarily located near customer sites to facilitate communications and enhance program performance. As of December 31, 2021, we leased approximately 19 facilities with a total of approximately 779,000 square feet of office, shop and warehouse space. Our employees often provide services at customer facilities, limiting our requirement for additional space. We also provide services from locations outside of the United States, generally at foreign shipyards, U.S. military installations and aircraft parts distribution facilities.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VSE common stock, par value $0.05 per share, is traded on the NASDAQ Global Select Market ("NASDAQ"), trading symbol, "VSEC."

Common Stock - Dividend Paid Per Share

	Dividend Paid Per Share
Quarter Ended	2021	2020
March 31	$0.09	$0.09
June 30	0.09	0.09
September 30	0.09	0.09
December 31	0.10	0.09
For the Year	$0.37	$0.36

Holders

As of February 1, 2022, VSE common stock, par value $0.05 per share, was held by approximately 220 stockholders of record. The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

Dividends

Pursuant to our bank loan agreement, as discussed in Note (8) "Debt" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, the payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, VSE did not sell any of its equity securities that were not registered under the Securities Act. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Rule 10b-18 (a)(3) under the Exchange Act) other than 16,084 shares of our common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Equity Compensation Plan Information

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors: the 2006 Plan and the VSE Corporation 2021 Employee Stock Purchase Plan ("ESPP"). The following table sets forth the amounts of securities authorized for issuance under the 2006 Plan and the ESPP as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,152,647
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	1,152,647

See Note (10) "Stock-Based Compensation Plans" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding the 2006 Plan and the ESPP.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of VSE common stock with (a) a performance index for the broad market, the NASDAQ Global Select Market, on which VSE common stock is traded and (b) the Company's peer group which is comprised of other public companies that operate in industries or lines of businesses similar to ours. These companies include Heico Corporation, Dorman Products, Inc., Vectrus, Inc., ManTech International Corporation, and CACI International Inc.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VSE Corporation, The NASDAQ Composite Index, and Peer Groups

400
350
300
250
200
150
100
50
0
12/16
12/17
12/18
12/19
12/20
12/21
VSE
NASDAQ Composite
Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Performance Graph Table

	2016	2017	2018	2019	2020	2021
VSE	100	125.46	78.03	100.33	102.87	164.12
NASDAQ Composite	100	129.64	125.96	172.17	249.51	304.85
Peer Group	100	123.42	151.53	219.02	244.42	262.73

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

Our Business
We are a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to government and commercial markets. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to commercial customers and to the government, including federal civilian agencies and the Department of Defense ("DoD"). Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul ("MRO") services for vehicle fleet, aviation, and other customers. We also provide vehicle and equipment maintenance and refurbishment, logistics, engineering support, energy services, IT and health care IT solutions, and consulting services. See Item 1, “Business-Customers” above for revenues by customer.

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

In March 2021, we acquired HAECO Special Services, LLC ("HSS"), in an all-cash transaction. HSS is a leading provider of fully integrated MRO support solutions for military and government aircraft. HSS offers scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for the DoD primarily for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet. The experienced workforce of HSS operates from two hangar locations in Greensboro, North Carolina. HSS is a subsidiary of VSE Corporation under our Federal & Defense Services segment.

In January 2019, we acquired 1st Choice Aerospace Inc. ("1st Choice Aerospace"), with operations in Florida and Kentucky. 1st Choice Aerospace provides component MRO services and products for new generation and legacy commercial aircraft families. 1st Choice Aerospace is a subsidiary of VSE Aviation, Inc. under our Aviation segment.

In February 2020, we sold our subsidiary Prime Turbines, LLC ("Prime Turbines") and certain related inventory assets for $20.0 million in cash and a $8.3 million note receivable to be paid over a period from 2020 through 2024. Our Aviation segment discontinued turboprop engine MRO services and will concentrate on higher growth potential component/accessory repair and parts distribution while further expanding our presence within the global commercial and general aviation markets. Prime Turbines' revenues totaled less than 1% and approximately 4% of our revenue for 2020 and 2019, respectively.

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

Public Common Stock Offering

In February 2021, we completed an underwritten public offering of 1,599,097 shares of common stock, inclusive of 170,497 shares pursuant to the underwriters' exercise of their option to purchase additional shares, at a public offering price of $35.00 per share. We received net proceeds of approximately $52 million, after deducting underwriting discounts and other offering expenses of approximately $4 million. The net proceeds were used for general corporate purposes, including financing strategic acquisitions and working capital requirements for new program launches.

Organization and Segments

Our operations are conducted within three reportable segments aligned with our operating segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense. We provide more information about each of these reportable segments under Item 1, “Business-History and Organization.”

Concentration of Revenues

	(in thousands) Years ended December 31,
Source of Revenues	2021	%	2020	%	2019	%
Commercial	322,318	43	208,305	31	242,518	32
DoD	$233,422	31	$236,397	36	$304,334	41
Other government	195,113	26	216,957	33	205,775	27
Total Revenues	$750,853	100	$661,659	100	$752,627	100

COVID-19 Discussion

Our results of operations in fiscal 2021 continued to reflect the adverse impact from the COVID-19 global pandemic. Despite the challenges faced by the ongoing pandemic, all of our businesses have remained operational through the end of 2021, and we continue to operate with limited disruption. Our business operations are deemed critical and essential by Federal and State governments. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption.

We continue to closely monitor and address the pandemic and related developments, including the impact to our business, our employees, our customers, and our suppliers. We have been focused and continue to remain focused on protecting the health and safety of our employees, continuing to serve our customers with the highest quality product and repair services, and on positioning the company for long-term success. Our actions taken to lessen the potential adverse impacts, both health and economic, have varied depending on the spread of COVID-19 and applicable government requirements, the needs of our employees, the needs of our customers and the needs of our business. We will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on our business.

The ultimate impact of the continued spread of COVID-19 on our operations and financial performance in future periods remains uncertain and will depend on future pandemic-related developments, which are uncertain and cannot be predicted. We have not experienced a material adverse change in our financial condition at this time as a result of the COVID-19 pandemic; however, a prolonged disruption in the demand for our products and services could have an adverse impact on our operating results and cause a material adverse change in our financial condition.

Refer to the discussion under Item 1A, "Risk Factors" of this annual report on Form 10-K with respect to our discussion of trends or uncertainties arising from or impacted by the COVID-19 pandemic. Additionally, a discussion of the impact of COVID-19 on our operations can also be found in the "Business Trends" and "Results of Operations" sections below.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

Our Aviation segment was significantly impacted by the COVID-19 pandemic as reduced global demand for air travel and decreased revenue passenger miles had an adverse impact on demand for our Aviation products and services. Despite the challenges faced during the COVID-19 pandemic, we have sustained six consecutive quarters of revenue increases due to the recovery in demand since the peak of the negative COVID-19 pandemic impact during the second quarter of 2020. Our 2021 results reflect changes in our revenue profile as new distribution programs in our Aviation segment and our acquisition of Global Parts have increased and broadened our revenue base. Our growth initiatives have resulted in a 108% year over year distribution revenue increase in 2021 compared to the prior year, demonstrating the current momentum in the aftermarket recovery.

Our July 2021 acquisition of Global Parts expands our existing B&GA focus and further diversifies our product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers.

During the second quarter of 2021, we reviewed the assumptions and calculations utilized in the valuation of excess and obsolete inventory and recorded an additional reserve of $23.7 million primarily due to excess and slow-moving quantities of certain Aviation segment inventory, including inventory supporting specific international region distribution programs entered into prior to 2019 at levels higher than our updated forecasts of future demand. The increase in our inventory valuation reserves in the second quarter takes into consideration slower than anticipated air travel recovery in certain regions, primarily in the Asia Pacific region, impacted by the COVID-19 pandemic. While some countries have removed or eased travel restrictions, others have maintained international testing requirements and travel restrictions due to recent rebounds in the number of cases and low vaccination rates within those countries, which has lowered demand for our products. While the COVID-19 pandemic has slowed demand for certain aviation products in international regions, we do not expect any additional material adverse impact to the carrying value of our inventory. Additionally, we do not anticipate the lower international demand to materially impact the recovery of our Aviation segment, where our distribution business continues to operate with revenues in excess of pre-pandemic levels in 2021.

In the first quarter of 2020, we divested our Prime Turbines subsidiary, a business offering turboprop engine MRO services. In the second quarter of 2020, we sold all the inventory assets of our CT Aerospace subsidiary, a business offering turboprop engine and engine parts sales. We no longer offer these services, focusing instead on higher-growth component and accessory repair and parts distribution.

Our Aviation segment pursued multiple opportunities prioritizing strong, efficient future revenue growth and expanding our geographic footprint. We extended our worldwide exclusivity as the distributor of new fuel control systems and associated spare parts to the B&GA market for a leading global manufacturer. We continue to enhance key strategic relationships through extensions to our existing distribution agreements. We remained focused on accelerating business transformation as a well-established leader in engine accessory repair and proprietary parts distribution through our new engine accessories distribution agreement with a global aircraft engine manufacturer. Our new development initiatives allow us to expand our repair capabilities to service additional engine accessory exchange units.

We expect that the current disruption in market conditions will result in strategic opportunities for near-and long-term growth for our Aviation segment, given its offerings and value-added services. As we continue to experience growth in our distribution business and see recovery in some commercial markets, our long-term focus continues to emphasize investing in businesses and programs that will expand or complement our current portfolio and allow access to new customers.

Fleet Segment

Our Fleet segment continues to focus on parts supply and inventory management support for the USPS delivery vehicle fleet while expanding presence to new commercial customers in both new and existing markets, including e-commerce solutions, private brand product sales, traditional parts supply, supply chain services, and just-in-time inventory programs. Commercial customer revenue continues to see a strong growth trend, increasing 72% in 2021 compared to the prior year. We anticipate continued growth of this service offering going forward as we continue to expand to support further commercial market demand. In 2021, commercial revenues were 32% of total Fleet segment revenue compared to 10% in 2019, demonstrating the continued success of our revenue diversification strategy.

In an effort to support the continued commercial focus for the Fleet segment, we opened a new leased facility of approximately 58,000 square feet to allow for continued process improvements and efficiencies as commercial market demand continues to drive a shift in segment growth.

We believe the COVID-19 pandemic is likely to continue to have a limited adverse impact on revenues for this segment of our business, as demand from our commercial truck fleet customers and our e-commerce platforms continue to grow.

Federal and Defense Segment

Our Federal and Defense segment continues to focus on redefining VSE in the federal marketplace and investing in business development to build our contract backlog in current and new markets. Strong revenue performance in our U.S. Department of Justice program and new revenues from the U.S. Air Force work performed by our HSS acquisition enabled us to successfully grow our 2021 revenue for this segment despite anticipated declines in our U.S. Army work due to program completions. We continuously strive to strengthen our portfolio of services to meet the current and future needs of our customers. We are well positioned in our pursuit of opportunities to expand our services supporting our traditional government clients, and to capture new work to expand or complement our current portfolio.

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

Costs and Operating Expenses

Costs and operating expenses consist primarily of cost of inventory and material associated with the delivery of products and labor and other indirect costs associated with services rendered for customers. Costs and operating expense also include other sales, general and administrative expenses associated with segment and corporate management and certain other costs and charges arising from events outside the ordinary course of business. These costs will generally increase or decrease in conjunction with our level of products sold or services performed. Costs and operating expenses also include expense for amortization of intangible assets acquired through our acquisitions. Expense for amortization of acquisition related intangible assets is included in the segment results in which the acquisition is included. Segment results also include expense for an allocation of corporate management costs.

Bookings and Funded Backlog

Our funded backlog represents the estimated remaining value of work to be performed under firm contracts. Bookings for our Aviation and Fleet segments occur at the time of sale. Accordingly, our Aviation and Fleet segments do not generally have funded contract backlog and backlog is not an indicator of their potential future revenues. Revenues for federal government contract work performed by our Federal and Defense segment depend on contract funding ("bookings”), and bookings generally occur when contract funding documentation is received. Funded contract backlog is an indicator of potential future revenue. While bookings and funded contract backlog generally result in revenue, we may occasionally have funded contract backlog that expires or is de-obligated upon contract completion and does not generate revenue.

Changes in funded backlog on contracts are sometimes unpredictable due to uncertainties associated with changing government program priorities and availability of funds, which is heavily dependent upon the congressional authorization and appropriation process. Delays in this process may temporarily diminish the availability of funds for ongoing and planned work.

In addition to funded backlog levels, we have contract ceiling amounts available for use on multiple award, indefinite delivery, indefinite quantity contracts (IDIQ) with DoD and federal civilian agencies. While these contracts increase the opportunities available for us to pursue future work, the actual amount of future work is indeterminate until task orders are placed on the contracts. Frequently, these task orders are competitively awarded. Additionally, these task orders must be funded by the procuring agencies before we can perform work and begin generating revenues. We do not include in backlog estimates of revenues to be derived from IDIQ contracts, but rather record backlog and bookings when task orders are awarded and funded on these contracts.

A summary of our bookings and revenues for our Federal and Defense segment for the years ended December 31, 2021, 2020 and 2019, and funded contract backlog for this segment as of December 31, 2021, 2020 and 2019 is as follows (in millions):

	2021	2020	2019
Bookings	$314	$270	$228
Revenues	$269	$254	$314
Funded Backlog	$185	$183	$213

For the year ended December 31, 2021, Federal and Defense segment bookings increased 16% year-over-year to $314 million, while total funded backlog increased 1% year-over-year to $185 million. In the fourth quarter of fiscal 2021, we included a valuation adjustment for open unfulfilled contracts that, in our judgment, may not be converted to future sales, but which have not been closed or de-obligated by the customer. The effect of this reduced backlog by $36 million as of December 31, 2021.

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

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Variable consideration is included in the estimated transaction price, to the extent that it is probable that a significant reversal will not occur, when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment based on current facts and circumstances.

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

Revenues related to work performed on government contracts at risk, which is work performed at the customer's request prior to the government formalizing funding, is not recognized until it can be reliably estimated, and its realization is probable.

Most of the Federal and Defense segment contract revenues and administrative costs are subject to audit by the Defense Contract Audit Agency. Our indirect cost rates have been audited and approved for 2019 and prior years with no material adjustments to our results of operations or financial position. While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations, financial position, or cash flows.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories for our Fleet segment consist primarily of vehicle replacement parts, and also include related purchasing, storage and handling costs. Inventories for our Aviation segment consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage and handling costs. We periodically evaluate the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

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

Goodwill and Intangible Assets

Goodwill is subject to a review for impairment at least annually. We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. The goodwill impairment test is performed at the reporting unit level. We estimate and compare the fair value of each reporting unit to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value. Determining the fair value of a reporting unit requires the exercise of significant management judgments and the use of estimates and assumptions. We estimate the fair value of our reporting units using a weighting of fair values derived from the income approach and market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on our estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on a weighted average cost of capital adjusted for the relevant risk associated with the characteristics of the business and the projected cash flows. Under the market approach, we estimate the fair value of a reporting unit based on multiples of earnings derived from observable market data of comparable public companies. We evaluate companies within our industry that have operations with observable and comparable economic characteristics and are similar in nature, scope and size to the reporting unit being compared. We analyze historical acquisitions in our industry to estimate a control premium that we incorporate into the fair value estimate of a reporting unit under the market approach. The carrying value of each reporting unit includes the assets and liabilities employed in its operations and goodwill. There are no significant allocations of amounts held at the Corporate level to the reporting units.

In the fourth quarter of 2021, we performed our annual goodwill test for each of our reporting units. Based on our impairment test, we determined there was no impairment of our goodwill. The fair value of each of our reporting units as of December 31, 2021, exceeded its carrying value.

In the second quarter of 2020, due to the significant decline in our market capitalization as well as an overall stock market decline amid market volatility as a result of the COVID-19 pandemic, we performed an interim impairment test utilizing a quantitative assessment approach. Based on the assessment, our VSE Aviation reporting unit was determined to be impaired and a $30.9 million impairment charge was recognized. Based on our annual goodwill impairment test performed in the fourth quarter of 2020, for which a qualitative assessment approach was utilized, it was determined that it was more likely than not that the fair value of our reporting units exceeded their carrying value, and no additional impairment was recognized.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Results of Operations

The following discussion of our Results of Operations and Liquidity and Capital Resources includes a comparison of fiscal 2021 to fiscal 2020. For a similar discussion that compares fiscal 2020 to fiscal 2019, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Form 10-K for the fiscal year ended December 31, 2020.

	Consolidated Statements of Income (in thousands) Years ended December 31,
	2021	%	2020	%	2019	%
Revenues	$750,853	100.0	$661,659	100.0	$752,627	100.0
Costs and operating expenses	729,333	97.1	606,896	91.7	692,370	92.0
Loss on sale of business entity and certain assets	—	—	(8,214)	(1.2)	—
Gain on sale of property	—	—	1,108	0.2	—
Goodwill and intangible asset impairment	—	—	(33,734)	(5.1)	—
Operating income	21,520	2.9	13,923	2.2	60,257	8.0
Interest expense, net	12,069	1.6	13,496	2.0	13,830	1.8
Income before income taxes	9,451	1.3	427	0.2	46,427	6.2
Provision for income taxes	1,485	0.2	5,598	0.8	9,403	1.3
Net income (loss)	$7,966	1.1	$(5,171)	(0.6)	$37,024	4.9

Year Ended 2021 Compared to Year Ended 2020

Revenues

Our revenues increased $89.2 million or 13.5% for the year ended December 31, 2021 as compared to the prior year. The increase in revenues resulted from an increase in our Aviation segment of $82.8 million, an increase in our Federal and Defense segment of $15.1 million, and was partially offset by a decrease in our Fleet segment of $8.6 million. See "Segment Operating Results" for a breakdown of our results of operations by segment.

Costs and Operating Expenses

Our costs and operating expenses increased $122 million or 20% in 2021 as compared to the prior year. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for a breakdown of our results of operations by segment. The increase includes the effects of COVID-19 on the valuation of inventory reserves which increased costs and operating expenses by $24.4 million in the second quarter of 2021. The inventory reserve increase was primarily due excess quantities of inventory at levels higher than our updated forecasts of future demand. Costs and operating expenses for 2020 included an expense reduction of approximately $5.0 million for an adjustment to our earn-out obligation, offset by an expense of approximately $1.0 million for executive transition costs and an expense of approximately $700 thousand for severance pay related to a reduction in workforce associated with the COVID-19 pandemic induced reduction in demand.

Operating Income

Our operating income increased $7.6 million or 54.6% in 2021 as compared to the prior year. Operating income increased approximately $21.1 million for our Aviation segment and was partially offset by a decrease of $6.2 million for our Fleet segment and a decrease of $6.4 million for our Federal and Defense segment.

In 2020, the business recorded the following related to our Aviation segment (1) a loss on the sale of a business entity and certain assets of $8.2 million, (2) a gain on sale of property of $1.1 million, and (3) a goodwill and intangible asset impairment charge of $33.7 million.

See "Segment Operating Results" for a breakdown of our results of operations by segment.

Interest Expense

Interest expense decreased approximately $1.4 million or 10.6% in 2021 as compared to the prior year primarily due to a lower average interest rate on borrowings outstanding.

Provision for Income Taxes

Our effective tax rate was 15.7% for 2021 and 1,311.0% for 2020. The lower effective tax rate for 2021 compared to 2020 primarily resulted from: (1) significantly lower pre-tax book income in 2020, (2) goodwill impairment loss recognized in 2020, of which $16.4 million was non-deductible for income tax purposes, and (3) a full valuation allowance established in 2020 to offset the capital loss benefit in connection with our divestiture of Prime Turbines due to a lack of anticipated capital gain income in the carryforward period.

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

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are as follows (in thousands):

	Years ended December 31,
	2021	%	2020	%	2019	%
Revenues	$247,852	100.0	$165,070	100.0	$224,546	100.0
Costs and operating expenses	262,225	105.8	159,743	96.8	206,645	92.0
Loss on sale of business entity and certain assets	—	—	(8,214)	(5.0)	—	—
Gain on sale of property	—	—	1,108	0.7	—	—
Goodwill and intangible asset impairment	—	—	(33,734)	(20.4)	—	—
Operating (loss) income	$(14,373)	(5.8)	$(35,513)	(21.5)	$17,901	8.0

Revenues for our Aviation segment increased $83 million or 50% in 2021 as compared to the prior year. The revenue growth is primarily attributable to revenue contributions from recently initiated distribution contract wins, contributions from the acquisition of Global Parts, and improved demand in end markets. The increases in revenue were partially offset by the divestiture of Prime Turbines in February of 2020 and the sale of all of CT Aerospace inventory in June 2020. We did not have revenue for these two divested businesses in 2021 compared to combined revenues for these divested businesses of $8.9 million in 2020.

Costs and operating expenses increased approximately $102 million or 64% in 2021 compared to the prior year primarily due to improved demand for our products and services and a $23.7 million inventory valuation reserve recognized in the second quarter of 2021. Costs and operating expenses for this segment include expenses for amortization of intangible assets associated with acquisitions, allocated corporate costs, and charges to expense for valuation adjustments to accrued earn-out obligations associated with acquisitions. Expense for amortization of intangible assets was approximately $8.7 million and $8.8 million for 2021 and 2020, respectively. Expense for allocated corporate costs was approximately $8.8 million and $5.8 million for 2021 and 2020, respectively. There was no expense for earn-out obligation valuation adjustments in 2021 compared to a reduction in expense of $5.0 million in 2020.

In 2020, a loss on sale of a business entity and certain assets of $8.2 million was recognized, which comprised of (1) the difference between the carrying value on our books for our Prime Turbines business and the sale price upon divestiture, plus the difference between the carrying value on our books of inventory sold that is used to support the operations of our divested Prime Turbines business and the sale price of the inventory upon divestiture, and (2) the difference between the carrying value on our books of our CT Aerospace subsidiary's inventory and the sale price of the inventory upon sale.

In 2020, a gain on sale of property of $1.1 million was recognized associated with the sale of a Miami, Florida real estate holding.

In 2020, a goodwill and intangible asset impairment of $33.7 million was recognized, which comprised of a charge to write down the goodwill carrying value of our Aviation businesses due to an anticipated decline in demand for these services caused by the global aviation industry downturn associated with the COVID-19 pandemic and a charge to write down the carrying value of CT Aerospace related intangible assets that were determined to have no residual value or ongoing future cash flows due to the sale of all the subsidiary's inventory.

Operating loss decreased $21.1 million or 59.5% in 2021 compared to the prior year, which primarily reflects the previously mentioned revenue growth, partially offset by the increase in costs as a result of the additional inventory valuation reserve. The decrease was also attributable to nonrecurring expenses recognized in 2020 related to the loss on sale of Prime Turbines business and CT Aerospace inventory and the goodwill impairment charge.

Fleet Segment Results

The results of operations for our Fleet segment are as follows (in thousands):

	Years ended December 31,
	2021	%	2020	%	2019	%
Revenues	$233,532	100.0	$242,170	100.0	$214,520	100.0
Costs and operating expenses	213,106	91.3	215,511	89.0	184,701	86.1
Operating income	$20,426	8.7	$26,659	11.0	$29,819	13.9

Revenues for our Fleet segment decreased $8.6 million or 3.6% in 2021 as compared to the prior year. Revenues from sales to DoD customers decreased $8 million or 39%, and revenues from sales to other government customers decreased $31 million or 18% primarily due to a non-recurring $26.6 million order for COVID-19 related supplies in 2020. These decreases in revenue were partially offset by increased revenues from commercial customers of $31 million or 72%, driven by growth in our e-commerce fulfillment business.

Costs and operating expenses decreased $2.4 million or 1.1%, primarily due to decreased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $7.1 million for 2021 and $7.4 million for 2020. Expense for allocated corporate costs was $8.5 million for 2021 and $8.0 million for 2020.

Operating income decreased $6.2 million or 23% in 2021 as compared to the prior year, primarily due to a change in the mix of products sold, including increased commercial customer revenues, an increase in allocated corporate costs, and a $0.7 million inventory valuation reserve recognized in the second quarter of 2021.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are as follows (in thousands):

	Years ended December 31,
	2021	%	2020	%	2019	%
Revenues	$269,469	100.0	$254,419	100.0	$313,561	100.0
Costs and operating expenses	249,572	92.6	228,110	89.7	295,417	94.2
Operating income	$19,897	7.4	$26,309	10.3	$18,144	5.8

Revenues for our Federal and Defense segment increased $15 million or 5.9% and costs and operating expenses increased approximately $21 million or 9% for 2021, as compared to the prior year primarily due to revenue performance on our U.S.

Department of Justice program and new revenues from the U.S. Air Force work performed by our HSS acquisition. These increases were partially offset by declines in our U.S. Army work due to program completions and a decline in our U.S. Navy work.

Operating income decreased approximately $6.4 million or 24% for 2021 compared to the prior year primarily due to a unfavorable mix of fixed priced awards in 2021 compared to 2020.

Financial Condition

There has been no material adverse change in our financial condition in 2021. Our bank debt increased $33 million, and we had $122 million of unused bank loan commitments as of December 31, 2021. In February 2021, we completed an underwritten public offering of 1,599,097 shares of common stock, inclusive of 170,497 shares pursuant to the underwriters' exercise of their option to purchase additional shares, generating gross proceeds of approximately $56 million and net proceeds of approximately $52 million. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing and level of inventory purchases to support new distribution programs, contract delivery schedules, and subcontractor and vendor payments required to perform our contract work; the timing of government contract funding awarded; collections from our customers; and our acquisition of HSS and Global Parts.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents increased by approximately $140 thousand during 2021.

Cash used in operating activities was $17.6 million for 2021 compared to cash provided by operating activities of $35.8 million for the prior year. The change was comprised of a decrease of $13.5 million in other non-cash operating activities and a decrease of $53 million due to changes in the levels of operating assets and liabilities, partially offset by a reduction of $13.1 million in net loss. The net decrease in the level of operating assets and liabilities was primarily due to $80 million used for investments in new inventory to support recent distribution program wins and program launches within our Aviation segment and $15 million increase in billed and unbilled receivables primarily due to the timing of collections and customer billings, partially offset by $33.2 million increase in accounts payable and deferred compensation primarily resulting from timing of payments. Our levels of accounts receivable and accounts payable may fluctuate depending on the timing of material and inventory purchases, services ordered, product sales, government funding delays, the timing of billings received from subcontractors and materials vendors, and the timing of payments received for services. Such timing differences have the potential to cause significant increases and decreases in our inventory, accounts receivable, and accounts payable in short time periods, and accordingly, can cause increases or decreases in our cash provided by operations. We have recently experienced and expect to continue to experience delays in some of our Aviation segment receivables as a result of the COVID-19 pandemic.

Cash used in investing activities was $61.6 million for 2021 compared to cash provided by investing activities of $20.2 million for the prior year. Net cash used in investing activities in 2021 related primarily to acquisitions of $53.3 million. In 2020, net cash provided in investing activities related primarily to proceeds from the divestitures of our Prime Turbines business and CT Aerospace inventory, the sale of a Miami, Florida real estate holding, and the sale of other property and equipment of $22.8 million. Other investing activities consisted of purchases of property and equipment and proceeds from payments on notes receivable in connection with the divestiture of Prime Turbines and sale of CT Aerospace inventory.

Cash provided by financing activities was $79.4 million for 2021 as compared to cash used in financing activities of $56.3 million for the prior year. In 2021, we received $52.0 million in proceeds from the public underwritten offering of our common stock in February 2021, which is net of underwriters' discounts and issuance costs. In 2020, $31.7 million was used for the payment of an earn-out obligation in connection with the 2019 acquisition of our 1st Choice Aerospace subsidiary. Other financing activities consisted primarily of borrowing and repayment of debt and payment of dividends.

We paid cash dividends totaling approximately $4.4 million or $0.37 per share in 2021. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Our external financing consists of a loan agreement with a bank group that we amended in July 2021 and that expires in July 2024. The loan agreement includes a term loan facility and a revolving loan facility. The revolving loan facility provides for revolving loans and letters of credit.

The term loan requires quarterly installment payments. Our required term loan payments after December 31, 2021 are approximately $15.0 million in 2022, $15.0 million in 2023, and $30.2 million in 2024. The amount of term loan borrowings outstanding as of December 31, 2021 was $60.2 million.

The maximum amount of credit available to us under the loan agreement for revolving loans and letters of credit as of December 31, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had approximately $226.6 million in revolving loan amounts outstanding and $1.0 million of letters of credit outstanding as of December 31, 2021.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. The applicable LIBOR rate has a floor of 0.50%. As of December 31, 2021, the LIBOR margin was 3.25% and the base margin was 2.25%. The amendment to the loan agreement in July 2021 provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The base margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. As of December 31, 2021, interest rates on portions of our outstanding debt ranged from 4.00% to 6.66%, and the effective interest rate on our aggregate outstanding debt was 4.39%.

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

We were in compliance with required ratios and other terms and conditions as of December 31, 2021. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

Other Obligations and Commitments

See Note (8) "Debt" to our Consolidated Financial Statements for information regarding our long-term debt obligations. We estimate cash requirements for interest payments on our bank loan debt to be approximately $2.2 million for 2022, $1.5 million for 2023 and $500 thousand for 2024. The estimates included variable rate interest obligations estimated based on rates as of December 31, 2021. The interest payments are estimated through the maturity date of our term loan. Interest payments under our revolver loans have been excluded because a reasonable estimate of timing and amount of cash out flows cannot be determined.

See Note (12) "Commitments and Contingencies" to our Consolidated Financial Statements for information pertaining to future minimum lease payments relating to our operating and lease obligations.

See Note (16) "Fair Value Measurements" to our Consolidated Financial Statements for information pertaining to contingent consideration obligations.

Inflation and Pricing

Our Aviation and Fleet segments have experienced broad-based inflationary impacts consistent with overall trends in the aerospace and industrial distribution market, due primarily to increased materials, labor and services costs. The effect of these increased costs on total company net income has been mitigated with improved efficiency in our underlying business through productivity improvements and pass-through price increases. Our Federal and Defense segment has limited inflation risk as most of our contracts provide for estimates of future labor costs to be escalated for any option periods, while the non-labor costs in our contracts are typically reimbursable at cost. Given broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts.

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

A hypothetical 1% increase to interest rates would have increased interest expense by approximately $2.9 million, and would have decreased our net income and operating cash flows by a comparable amount.

For additional information related to our debt and interest rate swap agreements, see Note (8) and Note (16), respectively, to our Consolidated Financial Statements contained in this report.

LIBOR is used as a reference rate for borrowings under our loan agreement and related interest rate swap agreements. The LIBOR benchmark has been the subject of regulatory guidance and proposals for reform and replacement, with most LIBOR tenors, including those that we most commonly use, expected to no longer be available under our loan agreement after June 30, 2023. In connection with our loan amendment in July 2021, language was added to the agreement to provide procedures for determining a replacement or alternative rate in the event that LIBOR becomes unavailable. At this time, there is no definitive information regarding the future transition of LIBOR to a replacement rate; however, we continue to monitor the developments with respect to the potential discontinuance of LIBOR and intend to work with our bank group to minimize the impact of such discontinuance on our financial condition and results of operations. The consequences of the discontinuance of LIBOR cannot be entirely predicted but could result in an increase in our variable rate debt.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSE Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2022 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the write-down of Aviation inventories
As described further in Note 1 to the consolidated financial statements, the Company’s inventory balance as of December 31, 2021 was $322.7 million. The Company records inventory within its Aviation Segment at the lower of cost or net realizable value. The write-down of slow moving inventory is recorded for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the number of days transpiring from the date the inventory was originally received and the historical sales of the inventory to determine recovery rates. Other inputs include current and expected future aviation usage trends, replacement values, expected future demand, and historical scrap recovery rates.

The principal considerations for our determination that the assessment of the write-down of inventories within the Aviation Segment is a critical audit matter are that the inputs and assumptions used in determining the write-down are subject to significant management judgement. The inputs and assumptions used in determining the write-down of slow moving inventory include the historical recovery rates, which are based on the number of dates transpiring from the date the inventory was originally received, the historical sales of inventory, the identification of specific inventories associated with aircraft with declining usage trends and the impact of recently executed distribution agreements. The assessment of these inputs required a high degree of auditor judgement in evaluating the future customer demand for slow moving inventory.

Our audit procedures related to the write-down of inventory included the following procedures, among others:

•We tested the design and operating effectiveness of controls relating to the Company’s inventory process, including controls over the Company’s evaluation of the impact on the estimate of net realizable value based on the number of days transpiring from the date the inventory was original received, historical sales of the inventory, specific inventories identified to relate to aircraft with declining usage and the approval and evaluation of new distribution agreements.

•We assessed that the recovery rates applied to slow moving inventory were consistent with forecasted demand.

•We assessed the completeness of management's identification of specific inventory with declining usage trends by evaluating external industry information.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Arlington, Virginia
March 10, 2022

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$518	$378
Receivables, net	76,587	55,471
Unbilled receivables, net	31,882	22,358
Inventories	322,702	253,422
Other current assets	32,304	23,328
Total current assets	463,993	354,957

Property and equipment, net	42,486	36,363
Intangible assets, net	108,263	103,595
Goodwill	248,753	238,126
Operating lease - right-of-use assets	27,327	20,515
Other assets	27,736	26,525
Total assets	$918,558	$780,081

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$14,162	$20,379
Accounts payable	115,064	72,682
Accrued expenses and other current liabilities	49,465	45,172
Dividends payable	1,273	995
Total current liabilities	179,964	139,228

Long-term debt, less current portion	270,407	230,714
Deferred compensation	14,328	16,027
Long-term operating lease obligations	27,168	22,815
Deferred tax liabilities	9,108	14,897
Other long-term liabilities	250	83
Total liabilities	501,225	423,764

Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 12,726,659 and 11,055,037 respectively	636	553
Additional paid-in capital	88,515	31,870
Retained earnings	328,358	325,097
Accumulated other comprehensive loss	(176)	(1,203)
Total stockholders' equity	417,333	356,317
Total liabilities and stockholders' equity	$918,558	$780,081

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income (Loss)

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Products	$400,935	$318,324	$311,617
Services	349,918	343,335	441,010
Total revenues	750,853	661,659	752,627

Costs and operating expenses:
Products	385,065	283,814	266,443
Services	322,161	302,458	402,418
Selling, general and administrative expenses	3,625	3,120	4,192
Amortization of intangible assets	18,482	17,504	19,317
Total costs and operating expenses	729,333	606,896	692,370

	21,520	54,763	60,257

Loss on sale of a business entity and certain assets	—	(8,214)	—
Gain on sale of property	—	1,108	—
Goodwill and intangible asset impairment	—	(33,734)	—

Operating income	21,520	13,923	60,257

Interest expense, net	12,069	13,496	13,830

Income before income taxes	9,451	427	46,427

Provision for income taxes	1,485	5,598	9,403

Net income (loss)	$7,966	$(5,171)	$37,024

Basic earnings (loss) per share	$0.63	$(0.47)	$3.38

Basic weighted average shares outstanding	12,551,459	11,034,256	10,957,750

Diluted earnings (loss) per share	$0.63	$(0.47)	$3.35

Diluted weighted average shares outstanding	12,632,874	11,034,256	11,044,731

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the years ended December 31,
	2021	2020	2019

Net income (loss)	$7,966	$(5,171)	$37,024
Change in fair value of interest rate swap agreements, net of tax	1,027	(98)	(1,251)
Other comprehensive income (loss), net of tax	1,027	(98)	(1,251)
Comprehensive income (loss)	$8,993	$(5,269)	$35,773

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2018	10,886	$544	$26,632	$301,073	$146	$328,395
Cumulative effect of adoption of ASU 2016-02, net of tax	—	—	—	(9)	—	(9)
Net income	—	—	—	37,024	—	37,024
Stock-based compensation	84	5	2,779	—	—	2,784
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(1,251)	(1,251)
Dividends declared ($0.35 per share)	—	—	—	(3,842)	—	(3,842)
Balance at December 31, 2019	10,970	549	29,411	334,246	(1,105)	363,101
Net loss	—	—	—	(5,171)	—	(5,171)
Stock-based compensation	85	4	2,459	—	—	2,463
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(98)	(98)
Dividends declared ($0.36 per share)	—	—	—	(3,978)	—	(3,978)
Balance at December 31, 2020	11,055	553	31,870	325,097	(1,203)	356,317
Issuance of common stock	1,599	80	51,937	—	—	52,017
Net income	—	—	—	7,966	—	7,966
Stock-based compensation	73	3	4,708	—	—	4,711
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	1,027	1,027
Dividends declared ($0.37 per share)	—	—	—	(4,705)	—	(4,705)
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,966	$(5,171)	$37,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,600	24,135	26,927
Deferred taxes	(4,356)	106	(505)
Stock-based compensation	3,932	2,858	3,264
Provision for inventory	24,420	—	—
Loss on sale of a business entity and certain assets	—	8,214	—
Gain on sale of property and equipment	(64)	(1,051)	—
Goodwill and intangible asset impairment	—	33,734	—
Earn-out obligation fair value adjustment	—	(4,999)	1,900
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(9,413)	7,732	(3,331)
Unbilled receivables	(5,542)	19,694	(4,593)
Inventories	(80,021)	(50,172)	(44,219)
Other current assets and noncurrent assets	(14,247)	(1,722)	(7,405)
Accounts payable and deferred compensation	33,210	3,503	7,725
Accrued expenses and other current and noncurrent liabilities	913	(1,100)	1,207

Net cash (used in) provided by operating activities	(17,602)	35,761	17,994

Cash flows from investing activities:
Purchases of property and equipment	(10,520)	(4,427)	(9,630)
Proceeds from the sale of property and equipment	68	2,875	4
Proceeds from payments on notes receivable	2,906	1,856	—
Proceeds from sale of a business entity and certain assets	—	19,915	—
Earn-out obligation payments	(750)	—	—
Cash paid for acquisitions, net of cash acquired	(53,336)	—	(113,181)

Net cash (used in) provided by investing activities	(61,632)	20,219	(122,807)

Cash flows from financing activities:
Borrowings on loan agreement	491,567	432,999	752,259
Repayments on loan agreement	(458,294)	(452,338)	(642,193)
Proceeds from issuance of common stock, net of underwriters' discounts and issuance costs	52,017	—	—
Earn-out obligation payments	—	(31,701)	—
Payment of debt financing costs	(808)	(636)	—
Payment of taxes for equity transactions	(681)	(690)	(955)
Dividends paid	(4,427)	(3,970)	(3,726)

Net cash provided by (used in) financing activities	79,374	(56,336)	105,385

Net increase (decrease) in cash and cash equivalents	140	(356)	572
Cash and cash equivalents at beginning of year	378	734	162
Cash and cash equivalents at end of year	$518	$378	$734

The accompanying notes are an integral part of these financial statements.

Supplemental cash flow disclosures:
Cash paid for interest	$12,146	$13,936	$13,468
Cash paid for income taxes	$7,536	$4,759	$11,645

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$—	$12,852	$—
Earn-out obligation in connection with acquisitions	$1,250	$—	$36,700

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

(1)  Nature of Business and Summary of Significant Accounting Policies

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements consist of the operations of our parent company, our wholly owned subsidiaries, VSE Aviation, Inc., a Delaware corporation ("VSE Aviation"), Energetics Incorporated, Akimeka, LLC, Wheeler Fleet Solutions, Co., and our unincorporated divisions. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods' financial information in order to conform to the current period's presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include fair value measurements, inventory provisions, estimated profitability of long-term contracts, valuation allowances on deferred tax assets, fair value of goodwill and other intangible assets and contingencies.

Stock-Based Compensation

We issue stock-based awards as compensation to employees and directors. Stock-based awards include stock-settled bonus awards, vesting stock awards and performance share awards. We recognize stock-based compensation expense on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. Our policy is to recognize forfeitures as they occur. For performance share awards, we assess the probability of achieving the performance conditions at each reporting period end and adjust compensation expense based on the number of shares we expect to ultimately issue.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of outstanding stock-based awards. As a result of incurring a net loss for the year ended December 31, 2020, potential dilutive shares were excluded from diluted loss per share as the effect would have been anti-dilutive. The antidilutive common stock equivalents excluded from the diluted per share calculation were not material.

	Years Ended December 31,
	2021	2020	2019
Basic weighted average common shares outstanding	12,551,459	11,034,256	10,957,750
Effect of dilutive shares	81,415	—	86,981
Diluted weighted average common shares outstanding	12,632,874	11,034,256	11,044,731

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is generally provided on the straight-line method over the estimated useful lives of the various assets. Property and equipment is generally depreciated over the following estimated useful lives: computer equipment, furniture, other equipment from three to 15 years; and buildings and land improvements from 15 to 20 years. Amortization of leasehold improvements is provided by the straight-line method over the lesser of their useful life or the remaining term of the lease.

Leases

We determine at inception whether an arrangement that provides us control over the use of an asset is a lease. Substantially all of our leases are long-term operating leases for facilities with fixed payment terms between two and 15 years. We recognize a right-of-use ("ROU") asset and a lease liability upon commencement of our operating leases. The initial lease liability is equal to the future fixed minimum lease payments discounted using our incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that we will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial indirect costs and prepayments, less any lease incentives.

We recognize lease costs on a straight-line basis over the remaining lease term, except for variable lease payments that are expensed in the period in which the obligation for those payments is incurred.

Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. Operating lease cost is included in costs and operating expenses on our consolidated statement of income.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of our trade receivables. Our trade receivables consist of amounts due from various commercial entities and government clients. We believe that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the customer base and their dispersion across many different geographic regions. Contracts with the government, either as a prime or subcontractor, accounted for approximately 57%, 69%, and 68% of revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The credit risk, with respect to contracts with the government, is limited due to the creditworthiness of the respective governmental entity. We perform ongoing credit evaluations and monitoring of the financial condition of all our customers. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers.

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

Revenues on cost-type contracts are recorded as contract allowable costs are incurred and fees are earned. Variable consideration is included in the estimated transaction price, to the extent that it is probable that a significant reversal will not occur, when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment based on current facts and circumstances.

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

Revenues related to work performed on government contracts at risk, which is work performed at the customer's request prior to the government formalizing funding, is not recognized until it can be reliably estimated, and its realization is probable.

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency. Our indirect cost rates have been audited and approved for 2019 and prior years with no material adjustments to our results of operations or financial position. While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations, financial position, or cash flows.

Receivables and Unbilled Receivables

Receivables are recorded at amounts earned less an allowance. We review our receivables regularly to determine if there are any potentially uncollectible accounts. The majority of our receivables are from government agencies, where there is minimal credit risk.

Unbilled receivables include amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Unbilled receivables are classified as current based on our contract operating cycle.

Allowance for Credit Losses

We establish allowances for credit losses on our accounts receivable and unbilled receivables. To measure expected credit losses, we have disaggregated pools of receivable balances, where we have elected to pool our receivables by segment. Within each segment, receivables exhibit similar risk characteristics. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status. We also consider current market conditions and forecasts of future economic conditions to inform potential adjustments to historical loss data. In addition, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables, such as concerns about a specific customer's inability to meet its financial obligation to us. The adequacy of these allowances are assessed quarterly through consideration of factors on a collective basis where similar characteristics exist and on an individual basis.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories for our Fleet segment consist primarily of vehicle replacement parts, and also include related purchasing, storage and handling costs. Inventories for our Aviation segment consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage and handling costs.

We periodically evaluate the carrying value of inventory, giving consideration to factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

During 2021, we recorded a $24.4 million provision for inventory within cost and operating expenses primarily related to slow moving and excess quantities of Aviation segment inventory supporting certain international region distribution programs entered into prior to 2019.

Deferred Compensation Plans

We have a deferred compensation plan, the VSE Corporation Deferred Supplemental Compensation Plan ("DSC Plan"), to provide incentive and reward for certain key management employees based on overall corporate performance. We maintain the underlying assets of the DSC Plan in a Rabbi Trust and changes in asset values are included in costs and operating expenses on the accompanying consolidated statements of income. We recorded deferred compensation plan expenses of $433 thousand, $970 thousand and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We invest the assets held by the Rabbi Trust in both corporate owned life insurance ("COLI") products and in mutual funds. The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value. The DSC Plan assets are included in other assets and the obligation to the participants is included in deferred compensation on the accompanying consolidated balance sheets. Gains and losses recognized on the changes in fair value of the investments are recorded as selling, general and administrative expenses on the accompanying consolidated statements of income. We recorded net losses of $626 thousand, $863 thousand, and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Business Combinations

We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in our results of operations beginning as of their effective acquisition dates. For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations.

Goodwill and Other Intangible Assets

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but rather tested for potential impairment annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill is tested for impairment at the reporting unit level. We estimate and compare the fair value of each reporting unit to its respective carrying value including goodwill. The fair value of our reporting units is determined using a combination of the income approach and the market approach, which involves the use of estimates and assumptions, including projected future operating results and cash flows, the cost of capital, and financial measures derived from observable market data of comparable public companies. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets (Excluding Goodwill)

We review our long-lived assets, including amortizable intangible assets and property and equipment, for impairment whenever events or changes in facts and circumstances indicate that their carrying values may not be fully recoverable. We assess impairment by comparing the estimated undiscounted future cash flows of the related asset to its carrying value. If an asset is determined to be impaired, we recognize an impairment charge in the current period for the difference between the fair value of the asset and its carrying value.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Our credit facility contains provisions specifying alternative interest rate calculations to be employed when LIBOR ceases to be available as a benchmark. We will continue to monitor the impact of this transition until it is completed.

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. The new standard is effective on a prospective basis for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of this guidance will have on its consolidated results of operations, financial position and cash flows.

(2) Acquisition and Divestitures

Acquisitions

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

The cash purchase price for Global Parts was approximately $38 million, net of cash acquired, which was funded using our existing bank revolving loan. We may also be required to make earn-out payments of up to $2 million should Global Parts meet certain revenue targets during the first twelve months following the acquisition and a certain milestone event on or before March 2023. See Note (16) "Fair Value Measurements," for additional information regarding the earn-out obligation.

The purchase price was allocated on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date based on the best available information, with the excess purchase price recorded as goodwill. The fair values assigned to our Global Parts earn-out obligation, inventory and intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. We have not yet obtained all the information required to complete the purchase price allocation related to this acquisition. We are in the process of finalizing our valuation and the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is preliminary until we obtain final information regarding their fair values. We expect to have sufficient information available to resolve these items by the second quarter of 2022, which could potentially result in changes in assets or liabilities on Global Parts' opening balance sheet and an adjustment to goodwill.

During the fourth quarter of 2021, we adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets and liabilities assumed due to updated valuation reports received from our external valuation specialist, as well as revisions to internal estimates. These measurement period adjustments included: a decrease in inventories of $5.5 million; a decrease in customer relationship intangible asset of $4.0 million; a decrease in long-term deferred tax liabilities of $2.4 million; and $200 thousand decrease to net working capital. These adjustments resulted in an increase to goodwill of $7.3 million. The adjusted preliminary purchase price is as follows (in thousands):

Description	Fair Value
Accounts receivable	$6,410
Inventories	13,240
Prepaid expenses and other current assets	620
Property and equipment	368
Intangibles - customer related	16,000
Goodwill	10,019
Operating lease right-of-use-assets	3,043
Long-term deferred tax assets	1,775
Accounts payable	(6,112)
Accrued expenses and other current liabilities	(1,936)
Long-term operating lease liabilities	(2,874)
Net assets acquired, excluding cash	$40,553

Cash consideration, net of cash acquired	$38,553
Acquisition date estimated fair value of earn-out obligation	2,000
Total consideration	$40,553

The estimated value attributed to the customer relationship intangible asset is being amortized on a straight-line basis using a useful life of 15 years. None of the value attributed to goodwill and customer relationships is deductible for income tax purposes. The preliminary amount of goodwill recorded for our Global Parts acquisition reflects the strategic advantage of expanding our supply chain management capabilities through the diversification of our existing product and platform offerings to new customers.

We incurred approximately $532 thousand of acquisition-related expenses associated with our Global Parts acquisition for the year ended December 31, 2021, which are included in selling, general and administrative expenses.

Global Parts' results of operations are included in our Aviation segment in the accompanying consolidated financial statements beginning on the acquisition date of July 26, 2021. Had the acquisition occurred as of January 1, 2020, revenue and net income (loss) from consolidated operations, and basic and diluted earnings (loss) per share on a pro forma basis for the year ended December 31, 2021 and 2020 would not have been materially different than our reported amounts.

HAECO Special Services, LLC

On March 1, 2021, we acquired HAECO Special Services, LLC ("HSS") from HAECO Airframe Services, LLC, a division of HAECO Americas ("HAECO") for the purchase price of $14.8 million. HSS is a leading provider of fully integrated MRO support solutions for military and government aircraft. HSS provides scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for a United States DoD contract specifically for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet. The acquisition was not material to our consolidated financial statements. HSS operating results are included in our Federal and Defense segment in the accompanying consolidated financial statements beginning on the acquisition date of March 1, 2021.

The allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed is based on the best available information regarding their fair values. Based on estimates, we allocated approximately $7.0 million to the fair value of net tangible assets (including $9.2 million of accounts receivable), $608 thousand to goodwill, and $7.2 million to customer relationship intangible asset, which is being amortized over approximately 4 years from the acquisition date.

We incurred approximately $333 thousand of acquisition-related expenses associated with our HSS acquisition for the year ended December 31, 2021, which are included in selling, general and administrative expenses.

1st Choice Aerospace, Inc.

In January 2019, our wholly owned subsidiary VSE Aviation, Inc. acquired 100% of the equity of 1st Choice Aerospace, Inc. ("1st Choice Aerospace"), a provider of MRO services and products for new generation and legacy commercial aircraft platforms with operations in Florida and Kentucky, for a purchase price of $113 million. In connection with the acquisition, we were required to make earn-out payments of up to $40 million if 1st Choice Aerospace met certain financial targets during 2019 and 2020. In 2020, we made a payment of approximately $31.7 million to satisfy the earn-out payment for the 2019 performance year. During 2020 it was determined that the financial targets for the 2020 performance year were not met, and the remaining fair value of the earn-out obligation was reversed. Changes in the fair value of the earn-out obligations are recognized in earnings in the period of change through settlement. Refer to Note (16) "Fair Value Measurements" for additional information regarding earn-out obligation.

We incurred approximately $408 thousand of acquisition-related expenses for the year ended December 31, 2019, which are included in selling, general and administrative expenses.

Divestitures

Prime Turbines Sale
In January 2020, VSE’s subsidiary VSE Aviation, Inc. entered into two definitive agreements to sell (1) Prime Turbines LLC ("Prime Turbines") and (2) certain related inventory assets to PTB Holdings USA, LLC ("PTB"). The transaction was completed on February 26, 2020 with cash proceeds of $20.0 million, including final working capital adjustments, and a note receivable of $8.3 million received as consideration. As a result of the sale of the business and inventory, we derecognized the assets and liabilities of Prime Turbines and recorded a $7.5 million loss in 2020 which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. As of December 31, 2021 and 2020, the total outstanding balance of the note receivable from PTB was $4.7 million and $6.1 million, respectively, which represents the present value of the consideration to be received with an imputed interest rate discount, of which $1.5 million and $1.4 million were current as of December 31, 2021 and 2020, respectively. The note receivable balance is included in other assets and other current assets in our consolidated balance sheets.
CT Aerospace Asset Sale
In June 2020, VSE's subsidiary VSE Aviation, Inc. entered into an asset purchase agreement to sell CT Aerospace, LLC ("CT Aerospace") inventory and certain assets to Legacy Turbines, LLC ("Legacy Turbines") for $6.9 million, with a note receivable received as consideration. As a result of the sale, we recorded a $678 thousand loss in 2020, which is reflected within loss on sale of a business entity and certain assets in the consolidated statements of income. As of December 31, 2021 and 2020, the total outstanding balance of the note receivable from Legacy Turbines was $5.2 million and $6.4 million, respectively, net of a variable discount of $275 thousand, of which $1.3 million was current as of December 31, 2021 and 2020. The note receivable balance is included in other assets and other current assets in our consolidated balance sheets.

(3) Revenue Recognition

Disaggregated Revenue
Our revenues are derived from the delivery of products to our customers and from services performed for commercial customers, various government agencies, the DoD or federal civilian agencies.

A summary of revenues by customer for our operating segments for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

Year Ended December 31, 2021	Fleet	Aviation	Federal and Defense	Total
Commercial	$73,606	$245,380	$3,332	$322,318
DoD	12,689	—	220,733	233,422
Other government	147,237	2,472	45,404	195,113
Total	$233,532	$247,852	$269,469	$750,853

Year Ended December 31, 2020
Commercial	$42,733	$163,695	$1,877	$208,305
DoD	20,744	1,093	214,560	236,397
Other government	178,693	282	37,982	216,957
Total	$242,170	$165,070	$254,419	$661,659

Year Ended December 31, 2019
Commercial	$22,161	$218,886	$1,471	$242,518
DoD	24,246	3,775	276,313	304,334
Other government	168,113	1,885	35,777	205,775
Total	$214,520	$224,546	$313,561	$752,627

A summary of revenues by type for our operating segments for the year ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

Year Ended December 31, 2021	Fleet	Aviation	Federal and Defense	Total
Repair	$—	$75,725	$—	$75,725
Distribution	233,532	172,127	—	405,659
Cost Plus Contract	—	—	93,694	93,694
Fixed Price Contract	—	—	105,495	105,495
T&M Contract	—	—	70,280	70,280
Total	$233,532	$247,852	$269,469	$750,853

Year Ended December 31, 2020
Repair	$—	$82,445	$—	$82,445
Distribution	242,170	82,625	—	324,795
Cost Plus Contract	—	—	79,064	79,064
Fixed Price Contract	—	—	138,406	138,406
T&M Contract	—	—	36,949	36,949
Total	$242,170	$165,070	$254,419	$661,659

Year Ended December 31, 2019 (a)
Repair	$—	$119,044	$—	$119,044
Distribution	214,520	105,502	—	320,022
Cost Plus Contract	—	—	144,600	144,600
Fixed Price Contract	—	—	78,163	78,163
T&M Contract	—	—	90,798	90,798
Total	$214,520	$224,546	$313,561	$752,627
(a) Historical presentation has been realigned to conform to its current period presentation and did not affect the reported results of operations for each reported segment.
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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables increased to $31.9 million as of December 31, 2021 from $22.4 million as of December 31, 2020, primarily due to performance obligations satisfied in excess of billings and unbilled receivables acquired as part of the HSS acquisition. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, were $7.1 million as of December 31, 2021 and $10.1 million as of December 31, 2020. For the year ended December 31, 2021 and 2020, we recognized revenue of $5.1 million and $2.2 million, respectively, that was previously included in the beginning balance of contract liabilities.

Performance Obligations

Our performance obligations are satisfied over time as work progresses or at a point in time. Revenues from products and services transferred to customers at a point in time accounted for approximately 54% and 49% of our revenues for the year ended December 31, 2021 and 2020, respectively. The majority of our revenue recognized at a point in time is for the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers over time accounted for approximately 46% and 51% of our revenues for the year ended December 31, 2021 and 2020, respectively, primarily related to revenues in our Federal and Defense segment and for MRO services in our Aviation segment.

As of December 31, 2021, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $185 million. Performance obligations expected to be satisfied within one year and greater than one year are 86% and 14%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the year ended December 31, 2021, revenue recognized from performance obligations satisfied in prior periods was not material.

(4)  Receivables and Unbilled Receivables

Receivables, net and unbilled receivables, net as of December 31, 2021 and 2020, respectively, were as follows (in thousands):

	2021	2020
Receivables, net	$76,587	$55,471
Unbilled receivables, net	31,882	22,358
Total	$108,469	$77,829

Receivables, net are recorded at face value less an allowance for credit losses of approximately $1.7 million and $1.5 million as of December 31, 2021 and 2020, respectively.

The unbilled receivables balance includes certain costs for work performed at risk but which we believe will be funded by the government totaling $3.6 million and $2.6 million as of December 31, 2021 and 2020, respectively. We expect to invoice substantially all unbilled receivables during 2022.

(5)  Other Current Assets and Other Assets

Other current assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Self insurance trust assets	$5,993	$9,535
Current portion of notes receivable	2,820	2,721
Deferred contract costs	6,148	3,514
Vendor advances	14,552	5,564
Other	2,791	1,994
Total	$32,304	$23,328

Other assets consisted of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred compensation plan assets	$14,840	$14,370
Long-term portion of notes receivable	7,042	9,856
Other	5,854	2,299
Total	$27,736	$26,525

(6)  Property and Equipment

Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Buildings and building improvements	$29,596	$29,537
Computer equipment	28,084	26,492
Furniture, fixtures, equipment and other	39,377	33,322
Leasehold improvements	7,164	3,140
Land and land improvements	4,726	4,726
	108,947	97,217
Less accumulated depreciation and amortization	(66,461)	(60,854)
Total property and equipment, net	$42,486	$36,363

Depreciation and amortization expense for property and equipment for the years ended December 31, 2021, 2020 and 2019 was approximately $6.1 million, $5.6 million and $7.0 million, respectively.

(7)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Fleet	Federal and Defense	Aviation	Total
Balance as of December 31, 2019	$63,190	$30,883	$182,377	$276,450
Impairment charge	—	—	(30,945)	(30,945)
Decrease from divestiture	—	—	(7,379)	(7,379)
Balance as of December 31, 2020	$63,190	$30,883	$144,053	$238,126
Increase from acquisitions	—	608	10,019	10,627
Balance as of December 31, 2021	$63,190	$31,491	$154,072	$248,753

Goodwill increased during the year ended December 31, 2021 in connection with acquisitions completed during the year. See Note (2) "Acquisitions and Divestitures" for additional details regarding these acquisitions.

Based on our annual goodwill impairment test performed in the fourth quarter of 2021, it was determined there was no impairment of goodwill and the fair value of each of the reporting units exceeded their carrying value.

During the second quarter of 2020, due to the negative impact of the COVID-19 pandemic on our Aviation reporting unit, we recorded a $30.9 million goodwill interim impairment charge within goodwill and intangible impairment in the consolidated statements of income. Our 2020 annual goodwill impairment test determined no incremental impairment.

In 2020, in connection with the sale of our Prime Turbines subsidiary within our Aviation segment, goodwill of $7.4 million was allocated to the disposal group on a relative fair value basis and was written-off upon the completion of the sale.

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Accumulated Impairment Loss	Net Intangible Assets
December 31, 2021
Contract and customer-related	$221,796	$(116,385)	$—	$105,411
Acquired technologies	12,400	(11,915)	—	485
Trade names	8,670	(6,303)	—	2,367
Total	$242,866	$(134,603)	$—	$108,263

December 31, 2020
Contract and customer-related	$213,194	$(110,917)	$(3,814)	$98,463
Acquired technologies	12,400	(10,787)	—	1,613
Trade names	18,770	(15,251)	—	3,519
Total	$244,364	$(136,955)	$(3,814)	$103,595

Intangible assets with a gross carrying value of $20.8 million are no longer reflected in the gross carrying value and accumulated amortization as of December 31, 2021. The increase in the gross carrying amount of contract and customer-related intangibles during the year ended December 31, 2021 relates to customer relationship intangible assets recognized in connection with acquisitions completed during the year, partially offset by the removal of fully amortized assets of $10.7 million. See Note (2) "Acquisitions and Divestitures" for additional details regarding these acquisitions. There were no impairment losses during 2021.

During 2020, we recorded an impairment charge of $2.8 million in connection with the sale of all of the inventory of our CT Aerospace subsidiary, which was part of our Aviation segment. The impairment is presented within goodwill and intangible impairment in the consolidated statements of income.

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was approximately $18.5 million, $17.5 million and $19.3 million, respectively.

Future expected amortization of intangible assets is as follows for the years ending December 31, (in thousands):

2022	$17,639
2023	13,639
2024	10,059
2025	9,015
2026	8,190
Thereafter	49,721
Total	$108,263

(8)  Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Bank credit facility - term loan	$60,175	$77,988
Bank credit facility - revolver loans	226,559	175,473
Principal amount of long-term debt	286,734	253,461
Less debt issuance costs	(2,165)	(2,368)
Total long-term debt	284,569	251,093
Less current portion	(14,162)	(20,379)
Long-term debt, net of current portion	$270,407	$230,714

We have a loan agreement with a group of banks from which we borrow amounts under the loan agreement to provide working capital support, fund letters of credit, and finance acquisitions. The loan agreement includes term and revolving loan facilities. The revolving loan facility provides for revolving loans and letters of credit.

On July 23, 2021, we entered into a third amendment to our loan agreement which, among other things, extended the maturity dates with respect to the revolving credit facility and term loan facility to July 2024, lowered the applicable LIBOR rate floor, and modified the maximum Total Funded Debt to EBITDA Ratio. Except as described above, the amended loan agreement has substantially the same terms as the existing loan agreement, including covenants and events of default. Financing costs associated with the loan agreement amendment of approximately $808 thousand were capitalized and are being amortized over the remaining term of the loan.

Our required term and revolver loan payments after December 31, 2021 are as follows (in thousands):

Year ending December 31,
2022	$15,000
2023	15,000
2024(a)	256,734
Total	$286,734
(a) Includes the revolver loan required payment of $227 million.

The maximum amount of credit available under the loan agreement for revolving loans and letters of credit as of December 31, 2021 was $350 million. We pay an unused commitment fee and fees on letters of credit that are issued. We had $1.0 million letters of credit outstanding as of December 31, 2021 and no letters of credit outstanding as of December 31, 2020.

Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $100 million subject to lender approvals.

We pay interest on the term loan borrowings and revolving loan borrowings at LIBOR plus a margin or at a base rate (typically the prime rate) plus a base margin. As of December 31, 2021, the LIBOR margin was 3.25% and the base margin was 2.25%. The margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases.

We use interest rate hedges on a portion of our debt. The amount of our debt with interest rate swap agreements was $75.0 million as of December 31, 2021. After taking into account the impact of hedging instruments, as of December 31, 2021 interest rates on portions of our outstanding debt ranged from 4.00% to 6.66%, and the effective interest rate on our aggregate outstanding debt was 4.39%.

Interest expense incurred on bank loan borrowings and interest rate hedges was approximately $11.2 million, $12.7 million and $13.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt to EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of December 31, 2021.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation and benefits	$24,395	$21,525
Contract liabilities	7,147	9,858
Accrued customer rebates and royalties	4,514	2,756
Customer advances	1,087	1,080
Interest rate swap liability	234	1,603
Current portion of lease liabilities	5,991	4,012
Other	6,097	4,338
Total	$49,465	$45,172

(10) Stock-Based Compensation Plans

The VSE Corporation 2006 Restricted Stock Plan, as amended (the "2006 Plan"), provides VSE's employees and directors the opportunity to receive various types of stock-based compensation and cash awards. In May 2020, the stockholders approved amendments to the 2006 Plan extending its term until May 6, 2027 and authorizing an additional 500,000 shares of our common stock for issuance under the 2006 Plan. As of December 31, 2021, we are authorized to issue up to 1,500,000 shares of our common stock and 661,126 shares remained available for issuance. As of December 31, 2021, we have outstanding stock-settled bonus awards, vesting stock awards, and performance share awards under this plan.

Stock-settled bonus awards are a fixed dollar-denominated award that vests over a three-year service period in three equal tranches. As each tranche vests, the fixed dollar value of the vested portion of the award is converted into shares based on the closing market price of our stock at the date of conversion. On each vesting date, 100% of the vested award is paid in stock that are subject to a two-year stock sales restriction. Expense is recognized on a straight-line basis over the requisite service period for each tranche, which results in an accelerated pattern for an award.

Employee vesting stock awards generally vest over a three-year service period in equal installments on each anniversary of the grant date. Our directors receive a grant of vesting stock annually as part of their compensation and the stock vests immediately upon grant.

We grant performance share awards to certain employees under the 2006 Plan. Performance share awards are rights to receive shares of our stock on the satisfaction of service requirements and performance conditions. These awards vest ratably in equal installments over a three-year period on the anniversary of each grant date, subject to meeting the minimum service requirements and the achievement of certain annual or cumulative financial metrics of our performance, with the number of shares ultimately issued, if any, ranging up to 100% of the specified target shares. If performance is below the minimum threshold level of performance, no shares will be issued. For all performance share awards granted, the annual and cumulative financial metrics are based on our achievement of a return on equity.

During fiscal 2021, we established the Employee Stock Purchase Plan (ESPP) to allow eligible employees to purchase shares of our VSE common stock at a discount of up to 15% of the fair market value on specified dates. For ESPP offerings in the year ended December 31, 2021, the purchase price was 12% off the lesser of the fair market value on the date of the offering and the fair market value on the date of purchase, thereby resulting in stock compensation expense of $55 thousand. As of December 31, 2021, 500,000 shares of VSE common stock are authorized for issuance under the ESPP.

Expense and Related Tax Benefits Recognized

Stock-based compensation expense and related tax benefits recognized under the 2006 Plan for the years ended December 31, are as follows (in thousands):

	2021	2020	2019
Stock-settled bonus awards	$820	$1,265	$1,685
Vesting stock awards	2,273	1,593	1,579
Performance share awards	784	—	—
Total	$3,877	$2,858	$3,264
Tax benefit recognized from stock-based compensation	$967	$713	$663

Stock-Settled Bonus Awards

In March 2021, the employees eligible for the 2020 awards, 2019 awards and 2018 awards received a total of 21,336 shares of common stock. The grant-date fair value of these awards was $41.42 per share. The total compensation cost related to non-vested stock-settled bonus awards not yet recognized was approximately $649 thousand with a weighted average amortization period of 1.9 years as of December 31, 2021. The fair value of stock-settled bonus awards that vested in the years ended December 31, 2021, 2020 and 2019 was $884 thousand, $1.2 million and $1.6 million, respectively.

Vesting Stock Awards

Vesting stock award activity for the year ended December 31, 2021 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	56,284	$32.23
Granted	54,449	$41.90
Vested	(49,382)	$34.55
Forfeited	—	$—
Unvested as of December 31, 2021	61,351	$38.80

The grant date fair value of vesting stock awards is based on the closing market price of our common stock on the grant date. The weighted average grant date fair value of the vesting stock awards granted for the years ended December 31, 2021, 2020 and 2019 was $41.90, $33.68 and $32.16, respectively. As of December 31, 2021 there was $1.4 million of unrecognized compensation cost related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted average fair value of vesting stock awards that vested in the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.6 million and $597 thousand, respectively.

Performance Share Awards

During the year ended December 31, 2021, we granted 42,000 performance share awards at target with a weighted average grant date fair value of $42.01. The actual number of shares to be issued upon vesting range between 0-100% of the target number of shares granted. For those awards outstanding as of December 31, 2021, we expect to issue approximately 36,000 shares of our common stock in the future based on estimated target achievement of the performance goals. The grant date fair value of performance share awards is based on the closing market price of our common stock on the grant date. As of December 31, 2021, there was $722 thousand of unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 2 years.

(11)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2016.

We file consolidated federal income tax returns that include all of our U.S. subsidiaries. The components of the provision for income taxes from continuing operations for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$3,919	$4,086	$7,739
State	856	1,262	1,344
Foreign	1,066	144	825
	5,841	5,492	9,908
Deferred:
Federal	(3,318)	(78)	(66)
State	(1,038)	163	(490)
Foreign	—	21	51
	(4,356)	106	(505)
Provision for income taxes	$1,485	$5,598	$9,403

The differences between the amount of tax computed at the federal statutory rate of 21% in 2021, 2020 and 2019, and the provision for income taxes from continuing operations for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Tax at statutory federal income tax rate	$1,985	$89	$9,749
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	383	(52)	1,805
Permanent differences, net	(839)	(1,406)	(195)
Tax credits	(434)	(195)	(612)
Prior year true-up adjustment	83	397	(1,274)
Valuation allowance	331	6,716	(137)
Other provision adjustments	(24)	49	67
Provision for income taxes	$1,485	$5,598	$9,403
Certain amounts from prior years have been reclassified to conform to the current year presentation.

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Gross deferred tax assets
Deferred compensation and accrued paid leave	$5,422	$6,302
Inventory reserve	12,465	432
Operating lease liabilities	7,805	6,984
Stock-based compensation	775	605
Interest rate swaps	58	400
Reserve for contract disallowance	114	195
Capitalized inventory	900	573
US operating and capital loss carryforward	6,045	5,989
Tax credit carryforward	1,411	1,412
Foreign country operating loss carryforward	892	583
	35,887	23,475
Valuation allowance(a)	(8,257)	(7,926)
Total gross deferred tax assets	27,630	15,549

Gross deferred tax liabilities
Depreciation	(3,895)	(3,061)
Deferred revenues	(1,358)	(1,816)
Goodwill and intangible assets	(24,836)	(19,470)
Operating lease right-of-use assets	(6,375)	(5,384)
Other	(274)	(715)
Total gross deferred tax liabilities	(36,738)	(30,446)

Net deferred tax liabilities	$(9,108)	$(14,897)
(a) A valuation allowance was provided against US capital loss in connection with the stock sale of Prime Turbines, certain state net operating loss, tax credit, and foreign tax loss deferred tax assets arising from carryforwards of unused tax benefits.
(b) Certain amounts from prior year have been reclassified to conform with current year presentation.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examinations for the years before 2017.

As of December 31, 2021, we have various tax losses and tax credits that may be applied against future taxable income. The majority of such tax attributes will expire in 2026 through 2034; however, some may be carried forward indefinitely.

(12) Commitments and Contingencies

Leases and Other Commitments

Our operating lease cost included the following components for the year ended December 31, (in thousands):

	2021	2020	2019
Operating lease cost	$5,868	$5,032	$6,106
Short-term lease cost	202	622	698
Less: sublease income	(152)	(666)	(1,022)
Total lease cost, net	$5,918	$4,988	$5,782

Our lease arrangements do not contain any material residual guarantees, variable payment provisions, or restrictive covenants.

In 2020, we closed on a sale-leaseback agreement involving land and an office building utilized by our Aviation segment to conduct operations in Miami, Florida. Under the agreement, the land and building, with a net book value of $1.3 million was sold for a sale price of $2.6 million and leased back under a 6-year term operating lease commencing upon the closing of the transaction. The lease provides us with an option to extend the lease upon the expiration of its term in April 2026 for two additional five-year periods. In connection with the sale and leaseback transaction, we recognized a gain of $1.1 million after incurring $200 thousand in selling expenses.

The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of December 31, 2021 (in thousands):

Year ending December 31,
2022	$7,428
2023	7,374
2024	7,228
2025	6,930
2026	5,585
Thereafter	3,236
Minimum lease payments	37,781
Less: imputed interest	(4,622)
Present value of minimum lease payments	33,159
Less: current maturities of lease liabilities	(5,991)
Long-term lease liabilities	$27,168
We made cash payments of approximately $6.3 million, $3.7 million and $5.7 million for operating leases during the year ended December 31, 2021, 2020 and 2019, respectively, which are included in cash flows from operating activities in our consolidated statement of cash flows. As of December 31, 2021, the weighted average remaining lease term and discount rate for our operating leases were approximately 5.1 years and 4.8%, respectively.

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

Federal and Defense
Our Federal and Defense segment provides aftermarket MRO and logistics and sustainment services to improve operational readiness and extend the life cycle of military vehicles, ships and aircraft for the DoD, federal agencies and international defense customers. Core services include base operations support; procurement; supply chain management; vehicle, maritime and aircraft sustainment services; IT services and energy consulting.
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

Our segment information is as follows (in thousands):

	For the years ended December 31,
	2021	2020	2019
Revenues
Aviation	$247,852	$165,070	$224,546
Fleet	233,532	242,170	214,520
Federal and Defense	269,469	254,419	313,561
Total revenues	$750,853	$661,659	$752,627

Operating income (loss):
Aviation	$(14,373)	$(35,513)	$17,901
Fleet	20,426	26,659	29,819
Federal and Defense	19,897	26,309	18,144
Corporate expenses	(4,430)	(3,532)	(5,607)
Operating income	$21,520	$13,923	$60,257

Depreciation and amortization expense:
Aviation	$11,374	$10,874	$12,546
Fleet	9,679	10,260	11,085
Federal and Defense	4,547	3,001	3,296
Total depreciation and amortization	$25,600	$24,135	$26,927

Capital expenditures:
Aviation	$7,468	$3,445	$8,396
Fleet	1,669	675	1,076
Federal and Defense	124	148	58
Corporate	1,259	159	130
Total capital expenditures	$10,520	$4,427	$9,660

	December 31,
	2021	2020
Total assets:
Aviation	$580,156	$478,861
Fleet	182,089	161,088
Federal and Defense	92,571	66,808
Corporate	63,742	73,324
Total assets	$918,558	$780,081

Customer Information

Our revenues are derived from the delivery of products and services performed for commercial clients, DoD agencies or federal civilian agencies. The USPS and U.S. Navy are our largest customers. Our customers also include various other commercial entities and government agencies. Our revenue by customer is as follows (in thousands):

	Years ended December 31,
Source of Revenues	2021	%	2020	%	2019	%
Commercial	$322,318	43	$208,305	31	$242,518	32
DoD	233,422	31	236,397	36	304,334	41
Other government	195,113	26	216,957	33	205,775	27
Total Revenues	$750,853	100	$661,659	100	$752,627	100

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

Geographical Information

Revenue by geography is based on the billing address of the customer. Our revenue by geographic area is as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
United States	$668,892	$598,142	$659,451
Other Countries(a)	81,961	63,517	93,176
Total revenue	$750,853	$661,659	$752,627
(a) No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

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

(15)  401(k) Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all of our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $6.6 million, $5.9 million and $5.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

(16)  Fair Value Measurements

We utilize fair value measurement guidance prescribed by GAAP to value our financial instruments. The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3).

The carrying amounts of cash and cash equivalents, receivables, accounts payable and amounts included in other current assets and accrued expenses and other current liabilities that meet the definition of a financial instrument approximate fair value due to their relatively short maturity. The carrying value of our outstanding debt obligations approximates its fair value. The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to our existing debt arrangements.

Non-financial assets acquired and liabilities assumed in business combinations were measured at fair value using income, market and cost valuation methodologies. See Note (2), "Acquisitions and Divestitures." The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value December 31, 2021	Fair Value December 31, 2020
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$598	$1,120
Interest rate swaps	Accrued expenses	Level 2	$234	$1,603
Earn-out obligation-current	Accrued expenses	Level 3	$1,000	$—
Earn-out obligation-long-term	Other long-term liabilities	Level 3	$250	$—

COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

We account for our interest rate swap agreements under the provisions of ASC 815, Derivatives and Hedging, and have determined that our swap agreements qualify as highly effective cash flow hedges. We evaluate our hedges to determine their effectiveness and as of December 31, 2021 and 2020, the swaps were determined to be fully effective. Accordingly, the fair value of the swap agreements, which is a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets, of $234 thousand and $1.6 million as of December 31, 2021 and 2020, respectively. The offset, net of an income tax effect of $58 thousand and $400 thousand was included in accumulated other comprehensive income in the accompanying balance sheets as of December 31, 2021 and 2020, respectively. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred. We expect the hedges to remain fully effective during the remaining terms of the swap agreements. We determine the fair value of the swap agreements based on a valuation model using primarily observable market data inputs.

In connection with the acquisition of Global Parts in July 2021, we may be required to make earn-out obligation payments of up to $2.0 million should Global Parts meet certain financial targets during the twelve months following the acquisition and meet a certain milestone event on or before March 2023. The preliminary fair value of the earn-out obligation was determined using a probability-based scenario analysis approach. Any change in the fair value of contingent consideration from events after the acquisition date will be recognized in earnings of the period when the event occurs. The probability-based approach used to fair value earn-out obligation is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include projected revenues and percentage probability of occurrence. Changes in the revenue assumptions could result in a material change to the amount of the fair value measurement. Under the agreement, we were required to make an advanced payment of the earn-out obligation. The payment was made in August 2021.

In 2020, in connection with the 2019 acquisition of 1st Choice Aerospace, we made a payment of approximately $31.7 million to satisfy the earn-out and the remaining fair value of the earn-out obligation of $5 million was reversed and recognized in earnings.

Changes in earn-out obligation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2019	$31,700	$5,000	$36,700
Earn-out payments	(31,700)	—	(31,700)
Reclassification from long-term to current	5,000	(5,000)	—
Fair value adjustment included in costs and operating expenses	(5,000)	—	(5,000)
Balance as of December 31, 2020	—	—	—
Acquisition date fair value of contingent consideration	1,750	250	2,000
Earn-out payments	(750)	—	(750)
Balance as of December 31, 2021	$1,000	$250	$1,250

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Grant Thornton LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this report and our internal control over financial reporting, and the firm's report on our internal control over financial reporting are set forth below.

As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, excludes an assessment of internal control over financial reporting of HSS and Global Parts, acquired in March 2021 and July 2021, respectively. HSS and Global Parts combined total assets, excluding goodwill and intangible assets, and revenues represented 5.6% and 7.8%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2021.

Change in Internal Controls

During the fourth quarter of fiscal year 2021, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected these controls or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 10, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Global Parts Group, Inc. (“Global Parts”) and HAECO Special Services, LLC (“HSS”), wholly-owned subsidiaries, whose combined financial statements reflect total assets, excluding goodwill and identifiable intangible assets, and revenues constituting 5.6% and 7.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, Global Parts and HSS were acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Global Parts and HSS.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 10, 2022

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2021 in respect of the Annual Meeting of VSE's stockholders scheduled to be held on May 4, 2022 (the "Proxy Statement").

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

ITEM 16. Form 10-K Summary

None.

VSE Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Statement of Income Accounts		Other (1)	Deductions	Balance at End of Year
(in thousands)
Allowance for credit losses on accounts receivable
Year ended December 31, 2021	1,493	572		—	388	1,677
Year ended December 31, 2020	396	1,767	(2)	—	670	1,493
Year ended December 31, 2019	79	244		148	75	396

Valuation allowance for deferred tax assets
Year ended December 31, 2021	7,926	331		—	—	8,257
Year ended December 31, 2020	1,165	6,761	(3)	—	—	7,926
Year ended December 31, 2019	107	1,165		—	107	1,165

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

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Restated Certificate of Incorporation of VSE Corporation dated as of March 4, 1996 (filed herewith)	*
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 2, 2006 (Exhibit 3.1 to Form 10-Q dated August 1, 2006)	*
3.3	By-Laws of VSE Corporation as amended through July 31, 2013 (Exhibit 3.1 to Form 8-K dated August 23, 2013)	*
4.1	Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to Registration Statement No. 2-83255 dated April 22, 1983 on Form S-2)	* + P
4.2	Description of VSE Corporation Securities Registered Pursuant to Section 12 of the Securities Act of 1934 (filed herewith)	* +
10.1	Separation and Release Agreement dated as of April 26, 2021, by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.1 to Form 10-Q dated April 29, 2021)	* +
10.2	Executive Employment Agreement dated as of September 24, 2019, by and between VSE Corporation and Robert Moore (Exhibit 10.1 to Form 8-K dated September 27, 2019)	* +
10.3	Executive Employment Agreement dated as of July 28, 2021, by and between VSE Corporation and Farinaz S. Tehrani. (Exhibit 10.1 to Form 8-K dated July 30, 2021	* +
10.4	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and John A. Cuomo (Exhibit 10.1 to Form 8-K dated December 9, 2021)	* +
10.5	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Stephen D. Griffin (Exhibit 10.2 to Form 8-K dated December 9, 2021)	* +
10.6	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Benjamin E. Thomas (Exhibit 10.3 to Form 8-K dated December 9, 2021)	* +
10.7	Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Chad Wheeler (Exhibit 10.4 to Form 8-K dated December 9, 2021)	* +
10.8
Fourth Amended and Restated Business Loan and Security Agreement dated January 5, 2018 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of eight other banks (Exhibit 10.1 to Form 8-K dated January 8, 2018)
*
10.9
First Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated November 26, 2019 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of nine other banks (Exhibit 10.1 to Form 8-K dated December 2, 2019)
*
10.10
Second Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated June 29, 2020 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 31, 2020.)
*

10.11
Third Amended and Restated Business Loan and Security Agreement dated July 23, 2021 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 29, 2021)
*
10.12	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	*
10.13	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +
10.14	VSE Corporation 2006 Restricted Stock Plan, as amended in February 2020	Exhibit 10.1
10.15	VSE Corporation 2021 Employee Stock Purchase Plan (Appendix A to the Registrant’s Proxy Statement on Schedule 14A (Commission File No. 000-03676) filed on April 2, 2021	* +
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
99.1
Audit Committee Charter (as adopted by the Board Of Directors of VSE Corporation on March 9, 2004)(Appendix A to Registrant's definitive proxy statement for the Annual Meeting of Stockholders held on May 3, 2004)
*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from VSE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been formatted in Inline XBRL.

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

VSE CORPORATION

Date:	March 10, 2022	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Cuomo	Director, Chief Executive	March 10, 2022
John A. Cuomo	Officer and President
(Principal Executive Officer)

/s/ Stephen D. Griffin	Senior Vice President	March 10, 2022
Stephen D. Griffin	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Ralph E. Eberhart	Chairman/Director	March 10, 2022
Ralph E. Eberhart

/s/ Calvin S. Koonce	Director	March 10, 2022
Calvin S. Koonce

/s/ James F. Lafond	Director	March 10, 2022
James F. Lafond

/s/ Bonnie K. Wachtel	Director	March 10, 2022
Bonnie K. Wachtel

/s/ Jack C. Stultz	Director	March 10, 2022
Jack C. Stultz

/s/ John E. Potter	Director	March 10, 2022
John E. Potter

/s/ Mark E. Ferguson III	Director	March 10, 2022
Mark E. Ferguson III