Form 10-Q
period 2022-03-31
VSE CORP
filed 2022-04-29
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of April 22, 2022: 12,779,729

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, such as the ongoing COVID-19 outbreak, the health and economic impact thereof and the governmental, commercial, consumer and other responses thereto, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 11, 2022 (“2021 Form 10-K"). All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$498	$518
Receivables (net of allowance of $1.6 million and $1.7 million, respectively)	83,958	76,587
Unbilled receivables	31,211	31,882
Inventories	332,023	322,702
Other current assets	26,966	32,304
Total current assets	474,656	463,993

Property and equipment (net of accumulated depreciation of $68 million and $66 million, respectively)	44,478	42,486
Intangible assets (net of accumulated amortization of $124 million and $135 million, respectively)	103,527	108,263
Goodwill	248,837	248,753
Operating lease - right-of-use assets	26,061	27,327
Other assets	23,413	27,736
Total assets	$920,972	$918,558

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$14,162	$14,162
Accounts payable	94,923	115,064
Accrued expenses and other current liabilities	46,684	49,465
Dividends payable	1,276	1,273
Total current liabilities	157,045	179,964

Long-term debt, less current portion	289,683	270,407
Deferred compensation	13,773	14,328
Long-term operating lease obligations	26,336	27,168
Deferred tax liabilities	10,343	9,108
Other long-term liabilities	—	250
Total liabilities	497,180	501,225

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 15,000,000 shares; issued and outstanding 12,768,983 and 12,726,659, respectively	638	636
Additional paid-in capital	89,830	88,515
Retained earnings	333,324	328,358
Accumulated other comprehensive loss	—	(176)
Total stockholders' equity	423,792	417,333
Total liabilities and stockholders' equity	$920,972	$918,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2022	2021
Revenues:
Products	$137,231	$78,580
Services	94,008	86,401
Total revenues	231,239	164,981

Costs and operating expenses:
Products	122,455	70,712
Services	91,228	80,340
Selling, general and administrative expenses	906	38
Amortization of intangible assets	4,736	4,288
Total costs and operating expenses	219,325	155,378

Operating income	11,914	9,603

Interest expense, net	3,609	3,030

Income before income taxes	8,305	6,573

Provision for income taxes	2,061	1,462

Net income	$6,244	$5,111

Basic earnings per share	$0.49	$0.42

Basic weighted average shares outstanding	12,741,394	12,076,509

Diluted earnings per share	$0.49	$0.42

Diluted weighted average shares outstanding	12,803,279	12,171,828

Dividends declared per share	$0.10	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
	2022	2021
Net income	$6,244	$5,111

Change in fair value of interest rate swap agreements, net of tax	176	511

Other comprehensive income, net of tax	176	511

Comprehensive income	$6,420	$5,622

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended March 31, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333
Net income	—	—	—	6,244	—	6,244
Stock-based compensation	42	2	1,315	—	—	1,317
Other comprehensive income, net of tax	—	—	—	—	176	176
Dividends declared ($0.10 per share)	—	—	—	(1,278)	—	(1,278)
Balance at March 31, 2022	12,769	$638	$89,830	$333,324	$—	$423,792

	Three months ended March 31, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317
Issuance of common stock	1,599	80	51,937			52,017
Net income	—	—	—	5,111	—	5,111
Stock-based compensation	37	2	1,489	—	—	1,491
Other comprehensive income, net of tax	—	—	—	—	511	511
Dividends declared ($0.09 per share)	—	—	—	(1,144)	—	(1,144)
Balance at March 31, 2021	12,691	$635	$85,296	$329,064	$(692)	$414,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,244	$5,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,547	5,944
Deferred taxes	1,177	1,457
Stock-based compensation	1,308	1,415
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(7,371)	(2,787)
Unbilled receivables	671	(17,341)
Inventories	(9,321)	(28,910)
Other current assets and noncurrent assets	6,158	(10,306)
Accounts payable and deferred compensation	(20,997)	1,051
Accrued expenses and other current and noncurrent liabilities	(2,590)	7,999

Net cash used in operating activities	(18,174)	(36,367)

Cash flows from investing activities:
Purchases of property and equipment	(1,269)	(2,109)
Proceeds from the sale of property and equipment	—	14
Proceeds from payments on notes receivable	2,662	412
Cash paid for acquisitions, net of cash acquired	—	(14,785)

Net cash provided by (used in) investing activities	1,393	(16,468)

Cash flows from financing activities:
Borrowings on loan agreement	112,071	146,431
Repayments on loan agreement	(93,005)	(144,257)
Proceeds from issuance of common stock, net of underwriters' discounts and issuance costs	—	52,017
Earn-out obligation payments	(500)	—
Payments of taxes for equity transactions	(530)	(390)
Dividends paid	(1,275)	(997)

Net cash provided by financing activities	16,761	52,804

Net decreases in cash and cash equivalents	(20)	(31)
Cash and cash equivalents at beginning of period	518	378
Cash and cash equivalents at end of period	$498	$347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (“VSE,” the “Company,” “we,” “us,” or “our”) is a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to commercial and government markets. Our operations are conducted under three reporting units aligned with our operating segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense.

In February 2021, we completed the issuance and sale of 1,428,600 shares of the Company's common stock, in a public offering at a price of $35.00 per share. The underwriters exercised their option to purchase an additional 170,497 shares. The transaction closed on February 2, 2021. We received net proceeds of approximately $52 million after deducting underwriting discounts, commissions and offering related expenses, which were used for general corporate purposes, including financing strategic acquisitions and working capital requirements for new program launches.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K"). In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Use of Estimates

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers," as if the acquirer had originated the contracts. The new standard is effective on a prospective basis for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2022, with early adoption permitted. We elected to early adopt this standard during the first quarter 2022 and will apply the guidance prospectively to business combinations entered into subsequent to adoption.

(2) Acquisitions

Global Parts Group, Inc.

On July 26, 2021, we acquired Global Parts Group, Inc. ("Global Parts") for a preliminary purchase price of $40 million, net of cash acquired. The preliminary purchase price includes $2 million of contingent consideration, representing the fair value

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

recognized for potential future earn-out payments. See Note (8) "Fair Value Measurements," for additional information regarding the earn-out obligation.

HAECO Special Services, LLC

On March 1, 2021, we acquired HAECO Special Services, LLC ("HSS") from HAECO Airframe Services, LLC, a division of HAECO Americas ("HAECO") for the purchase price of $14.8 million. HSS operating results are included in our Federal and Defense segment. The acquisition was not material to our consolidated financial statements.

During the three months ended March 31, 2021, we incurred $0.3 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

(3) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial customers, various government agencies, the United States Department of Defense ("DoD") or federal civilian agencies.

Revenues by customer for our each of our operating segments for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31, 2022
	Aviation	Fleet	Federal and Defense	Total
Commercial	$91,912	$27,856	$92	$119,860
DoD	—	1,729	50,395	52,124
Other government	1,378	37,445	20,432	59,255
Total	$93,290	$67,030	$70,919	$231,239

	Three months ended March 31, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$44,346	$14,437	$318	$59,101
DoD	—	3,102	42,786	45,888
Other government	25	37,208	22,759	59,992
Total	$44,371	$54,747	$65,863	$164,981

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

Revenues by type for our each of our operating segments for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31, 2022
	Aviation	Fleet	Federal and Defense	Total
Repair	$22,363	$—	$—	$22,363
Distribution	70,927	67,030	—	137,957
Cost Plus Contract	—	—	30,577	30,577
Fixed Price Contract	—	—	18,361	18,361
T&M Contract	—	—	21,981	21,981
Total	$93,290	$67,030	$70,919	$231,239

	Three months ended March 31, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$18,316	$—	$—	$18,316
Distribution	26,055	54,747	—	80,802
Cost Plus Contract	—	—	16,551	16,551
Fixed Price Contract	—	—	23,931	23,931
T&M Contract	—	—	25,381	25,381
Total	$44,371	$54,747	$65,863	$164,981

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables were $31.2 million as of March 31, 2022 and $31.9 million as of December 31, 2021. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, were $7.4 million as of March 31, 2022 and $7.1 million as of December 31, 2021. For the three months ended March 31, 2022 and 2021, we recognized revenue that was previously included in the beginning balance of contract liabilities of $2.1 million and $0.9 million, respectively.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 60% and 49% of our revenues for the three months ended March 31, 2022 and 2021, respectively, primarily related to the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers over time accounted for approximately 40% and 51% of our revenues for the three months ended March 31, 2022 and 2021, respectively, primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment.
As of March 31, 2022, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $198 million. The performance obligations expected to be satisfied within one year and greater than one year are 92% and 8%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

During the three months ended March 31, 2022 and 2021, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Bank credit facility - term loan	$56,425	$60,175
Bank credit facility - revolver loans	249,375	226,559
Principal amount of long-term debt	305,800	286,734
Less debt issuance costs	(1,955)	(2,165)
Total long-term debt	303,845	284,569
Less current portion	(14,162)	(14,162)
Long-term debt, less current portion	$289,683	$270,407

We had letters of credit outstanding totaling $1.0 million as of March 31, 2022 and December 31, 2021.

We pay interest on the term and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of March 31, 2022, the LIBOR margin was 2.25% and the base margin was 3.50%. The margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases. As of March 31, 2022, interest rates on our outstanding debt ranged from 4.00% to 5.75%, and the effective interest rate on our aggregate outstanding debt was 4.09%.

Interest expense incurred on bank loan borrowings and interest rate hedges was $3.4 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was no hedged portion of our debt as our two remaining hedges expired in February and March of 2022. As of December 31, 2021, the portion of our debt with interest rate swap agreements was $75 million.

Our required term and revolver loan principal payments after March 31, 2022 are as follows (in thousands):

Year Ending	Term Loan	Revolver Loan	Total
Remainder of 2022	$11,250	$—	$11,250
2023	15,000	—	15,000
2024	30,175	249,375	279,550
Total	$56,425	$249,375	$305,800

We were in compliance with required ratios and other terms and conditions under our loan agreement as of March 31, 2022.

(5) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of outstanding stock-based awards. There were no antidilutive common stock equivalents excluded from the diluted per share calculation.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended March 31,
	2022	2021
Basic weighted average common shares outstanding	12,741,394	12,076,509
Effect of dilutive shares	61,885	95,319
Diluted weighted average common shares outstanding	12,803,279	12,171,828

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
March 31, 2022

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

Federal and Defense
Our Federal and Defense segment provides aftermarket MRO and logistics services to improve operational readiness and extend the life cycle of military vehicles, ships and aircraft for the DoD, federal agencies and international defense customers. Core services include procurement; supply chain management; vehicle, maritime and aircraft sustainment services; base operations support; IT services and energy consulting.

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended March 31,
	2022	2021
Revenues:
Aviation	$93,290	$44,371
Fleet	67,030	54,747
Federal and Defense	70,919	65,863
Total revenues	$231,239	$164,981

Operating income (loss):
Aviation	$7,622	$(332)
Fleet	6,381	5,741
Federal and Defense	(688)	5,025
Corporate/unallocated expenses	(1,401)	(831)
Operating income	$11,914	$9,603

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

Customer Information

The USPS and U.S. Navy are our largest customers. Our customers also include various other commercial entities and government agencies. Our revenue by customer is as follows (in thousands):

	Three months ended March 31,
Customer	2022	%	2021	%
Commercial	$119,860	52	$59,101	36
DoD	52,124	22	45,888	28
Other government	59,255	26	59,992	36
Total	$231,239	100	$164,981	100

(8) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2022	Fair Value December 31, 2021
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$577	$598
Interest rate swap agreements	Accrued expenses and other current liabilities	Level 2	$—	$234
Earn-out obligation - short-term	Accrued expenses and other current liabilities	Level 3	$750	$1,000
Earn-out obligation - long-term	Other long-term liabilities	Level 3	$—	$250

Non-Company Owned Life Insurance ("COLI") assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

We were a party to interest rate swap agreements qualifying as cash flow hedges under which we hedged a portion of our variable-rate debt until the agreements expired in February and March 2022. As of December 31, 2021, the fair value of such swap agreements was $0.2 million, a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets. As of December 31, 2021, we had $0.2 million, net of an income tax effect of $58 thousand, included in accumulated other comprehensive income in the accompanying balance sheets related to the cash flow hedges. The amounts paid and received on the swap agreements are recorded in interest expense in the period during which the related floating-rate interest is incurred.

In connection with the acquisition of Global Parts in July 2021, we may be required to pay earn-out obligation payments of up to $2.0 million should Global Parts meet certain financial targets during the twelve months following the acquisition and meet a certain milestone event on or before March 2023. Changes in the earn-out obligation measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31, 2022 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2021	$1,000	$250	$1,250
Reclassification from long-term to current	250	(250)	—
Earn-out payments	(500)	—	(500)
Balance as of March 31, 2022	$750	$—	$750

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

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

(9) Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

Our effective tax rate was 24.8% and 22.2% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was higher for the three months ended March 31, 2022 compared to the same period of prior year primarily due to 1) book expense in connection with the fair market value decrease in our COLI plan in the period ended March 31, 2022 that was reversed for tax purposes as opposed to book income in the same period in 2021, and 2) significantly lower tax deduction projected for foreign derived intangible income ("FDII") in 2022 due to reduced profitability within our Federal and Defense segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to government and commercial markets. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to commercial customer and to the government, including federal and civilian agencies and the Department of Defense ("DoD"). Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul ("MRO") services for vehicle fleet, aviation, and other customers. We also provide vehicle and equipment maintenance and refurbishment, logistics, engineering support, energy services, IT and health care IT solutions, and consulting services.

Our operations are conducted within three reportable segments aligned with our operating segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense. We provide more information about each of these reportable segments under Item 1, "Business-History and Organization” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K").

Recent Acquisitions

See Note (2) "Acquisitions" to our Consolidated Financial Statements included in Item 1 of this filing and our 2021 Form 10-K for additional information regarding our recent acquisitions.

Impact of the COVID-19 Pandemic

Our results of operations for the three months ended March 31, 2022 continued to be impacted by the COVID-19 global pandemic. We have seen continued improvement in our operating results during the three months ended March 31, 2022, which we expect to continue throughout 2022. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption. We continue to closely monitor and address the pandemic and related developments, including the impact to our business, our employees, our customers, and our suppliers.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

Our Aviation segment operations were impacted by the COVID-19 pandemic. We have seen continued improvement in our sequential quarterly revenue results due to the recovery in demand since the peak of the negative COVID-19 pandemic impact during the second quarter of 2020. Our Aviation segment results have benefited in the first quarter of 2022 from strong performance of both our distribution and repair businesses driven by broader recovery in commercial market activity, together with share gains within the business & general aviation (“B&GA”) market.

Our acquisition of Global Parts in July 2021 expands our product lines and client base. As we continue to experience recovery and growth in our operations, we see opportunities to strategically align platform offerings to include additional airframe components with our existing offerings. Market recovery and our growth initiatives have resulted in a 172% and 22% year-over-year increase in distribution and repair revenue, respectively, during the three months ended March 31, 2022 compared to the same period for the prior year.

During the quarter, we extended key distribution agreements to secure multi-year contracts that provide stable, recurring revenue channels. We expect favorable long-term growth trends as we scale our industry-leading Aviation parts distribution and MRO platform with new business wins with leading global commercial brands.

Fleet Segment

Our Fleet segment continues to increase revenue from commercial fleet customers and e-commerce fulfillment sales. Our commercial client base includes companies in a wide array of businesses that have vehicle fleets required to meet mission critical delivery or service schedules. We continue to execute on our revenue diversification strategy through sustained growth in commercial revenue to expand our presence beyond the long-term relationship with the United States Postal Service ("USPS").

Commercial customer revenue continues to see a strong growth trend, increasing approximately 93% during the three months ended March 31, 2022 compared to the same period in the prior year. Commercial revenues were 41.6% of total Fleet segment revenue compared to 26.4% in 2021, demonstrating the continued success of our strategic multi-year diversification strategy. We expect continued growth within the commercial channel, coupled with stable contributions from its USPS and government customers.

Federal and Defense Segment

Our Federal and Defense segment continues to focus on redefining VSE in the federal marketplace and recently hired new leadership in business development to build our contract backlog in current and new markets. Strong revenue performance in our U.S. Air Force work performed by our HSS acquisition enabled us to successfully grow our 2022 revenue for this segment despite anticipated declines in our U.S. Army work due to program completions. In March 2022, we were awarded a 12-month, $100 million contract by Naval Sea Systems Command (NAVSEA) in providing Foreign Military Sales (FMS) and Follow-on Technical Support (FOTS) to NAVSEA. We expect that our investment in business development efforts will drive new revenue additions in subsequent years. Contract funding increases, including work to transfer a frigate to Bahrain under our FMS Program, have resulted in an increase in bookings of $29.0 million, or 46%, during the three months ended March 31, 2022, further supporting a stable outlook for our federal contracting revenue base.

Results of Operations

Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021

Consolidated Results of Operations

Our consolidated results of operations are as follows (in thousands):

	Three months ended March 31,
	2022	2021	Change ($)	Change (%)
Revenues	$231,239	$164,981	$66,258	40.2%
Costs and operating expenses	219,325	155,378	63,947	41.2%
Operating income	11,914	9,603	2,311	24.1%
Interest expense, net	3,609	3,030	579	19.1%
Income before income taxes	8,305	6,573	1,732	26.4%
Provision for income taxes	2,061	1,462	599	41.0%
Net income	$6,244	$5,111	$1,133	22.2%

Revenues

Revenues increases were attributable to revenue growth within each of our segments: $48.9 million within our Aviation segment, $12.3 million within our Fleet segment, and $5.1 million within our Federal and Defense segment. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses

Costs and operating expenses increased primarily due to increases in revenue. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income

Operating income increased $8.0 million for our Aviation segment and $0.6 million for our Fleet segment, partially offset by a decrease of $5.7 million for our Federal and Defense segment. See "Segment Operating Results" for a discussion of operating income by segment.

Interest Expense

Interest expense increased due to a higher average interest rates on borrowings outstanding.

Provision for Income Taxes

Our effective tax rate was 24.8% for the three months ended March 31, 2022 and 22.2% for the same period of the prior year. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The higher effective tax rate for the three months ended March 31, 2022 primarily resulted from 1) book expense in connection with the fair market value decrease in our Company Owned Life Insurance ("COLI") plan in the period ended March 31, 2022 that was reversed for tax purposes as opposed to book income in the same period in 2021, and 2) significantly lower tax deduction for FDII in 2022 due to reduced profitability within our Federal and Defense segment.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months ended March 31,
	2022	2021	Change ($)	Change (%)
Revenues	$93,290	$44,371	$48,919	110%
Costs and operating expenses	85,668	44,703	40,965	92%
Operating income (loss)	$7,622	$(332)	$7,954	2,396%
Profit (loss) percentage	8.2%	(0.7)%

Revenues for our Aviation segment increased primarily due to distribution revenue growth of $44.9 million, or 172%, driven by contributions from recently initiated distribution contract wins and contributions from the acquisition of Global Parts, and repair revenue growth of $4.0 million, or 22%, driven by improved demand in end markets as a result of market recovery.

Costs and operating expenses increased primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $2.3 million for the three months ended March 31, 2022 compared to $2.1 million for the same period in the prior year. Allocated corporate costs were $2.9 million for the three months ended March 31, 2022, compared to $2.0 million for the same period in the prior year.

Operating income increased largely due to revenue growth driven by higher sales volumes in our distribution contract wins and contributions from the Global Parts acquisition.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months ended March 31,
	2022	2021	Change ($)	Change (%)
Revenues	$67,030	$54,747	$12,283	22%
Costs and operating expenses	60,649	49,006	11,643	24%
Operating income	$6,381	$5,741	$640	11%
Profit percentage	9.5%	10.5%

Revenues for our Fleet segment increased as a result of increased revenue from sales to commercial customers of $13.4 million, or 92.9%, driven by growth in our e-commerce fulfillment business, partially offset by decreased revenues of $1.4 million or 44.3%, from sales to DoD customers.

Costs and operating expenses increased primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $1.8 million for the three months ended March 31, 2022 and 2021. Expense for allocated corporate costs was $2.1 million for the three months ended March 31, 2022 and $2.3 million for the same period in the prior year.

Operating income increased primarily due to increased commercial customer revenues as described above.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months ended March 31,
	2022	2021	Change ($)	Change (%)
Revenues	$70,919	$65,863	$5,056	8%
Costs and operating expenses	71,607	60,838	10,769	18%
Operating income	$(688)	$5,025	$(5,713)	(114)%
Profit percentage	(1.0)%	7.6%

Revenues for our Federal and Defense segment increased due to revenues from our FMS program with the U.S. Navy, partially offset by declines in our U.S. Army work due to program completions.

Costs and operating expenses increased due to increases in revenue and a $3.5 million loss recognized during the period on a fixed-price, non-DoD contract with a foreign customer driven by higher than anticipated supply chain material and labor costs.

Operating income decreased primarily due the contract loss recognized during the period as described above.

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

A summary of our bookings and revenues for our Federal and Defense segment for the three months ended March 31, 2022 and 2021, and funded contract backlog as of March 31, 2022 and 2021 is as follows (in millions):

	2022	2021
Bookings	$92	$63
Revenues	$71	$66
Funded Contract Backlog	$198	$188

For the three months ended March 31, 2022, Federal and Defense segment bookings increased 46% year-over-year to $92 million, while total funded backlog increased 5% year-over-year to $198 million.

Liquidity and Capital Resources

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect our liquidity. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include capital expenditures; investments in expansion, improvement, and maintenance of our operational and administrative facilities; and investments in the acquisition of businesses.

Our primary source of external financing is from our loan agreement with a bank group that expires in July 2024 and includes a term loan facility and a revolving loan facility, which also provides for letters of credit. The maximum amount of credit available under our loan agreement for revolving loans and letters of credit is $350 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million. Our bank debt increased approximately $19.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had term loan borrowings outstanding of $56.4 million, revolving loan borrowings outstanding of $249.4 million, and outstanding letters of credit of $1.0 million. We had approximately $100 million of unused bank loan commitments as of March 31, 2022.

As of March 31, 2022, we were in compliance with required ratios and other terms and conditions of our loan agreement. We continue to monitor the impacts of COVID-19 on our results of operations and liquidity relative to compliance with financial covenants; at this time, we expect that we will remain in compliance with such covenants over the next twelve months.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousand):

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(18,174)	$(36,367)
Net cash provided by (used in) investing activities	1,393	(16,468)
Net cash provided by financing activities	16,761	52,804
Net decreases in cash and cash equivalents	$(20)	$(31)

Cash used in operating activities decreased $18.2 million for the three months ended March 31, 2022, when compared to the same period of the prior year. The decrease was primarily due to strong cash collections of our receivables, lower use of cash for inventory purchases and timing of vendor payments.

Cash provided by investing activities was $1.4 million for the three months ended March 31, 2022 compared to cash used in investing activities of $16.5 million for the same period of the prior year. The change was primarily due to cash paid for the acquisition of HSS in the prior year period.

Cash provided by financing activities decreased $36.0 million for the three months ended March 31, 2022, when compared to the same period of the prior year. The decrease was primarily due proceeds received in the prior year period related to our public underwritten offering of our common stock in February 2021 and overall lower proceeds from net borrowings of our debt during the current period.

We paid cash dividends totaling $1.3 million or $0.10 per share during the three months ending March 31, 2022. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Inflation and Pricing

There have not been any material changes to this disclosure from those discussed in our most recently filed Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disclosures About Market Risk

Interest Rate Risk

Our bank loan agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. Previously, we have employed the use of interest rate hedges to fix the rate on a portion of our outstanding borrowings. Our interest rate swaps expired in February and March of 2022. As such, as of March 31, 2022, there is no portion of our debt covered under interest rate swaps.

There have been no material changes, other than discussed above, to our market risks from those discussed in our most recently filed Annual Report on Form 10-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2021 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022 from those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note (1) "Nature of Business and Significant Accounting Policies — Recent Accounting Pronouncements” of the Notes to our Unaudited Consolidated Financial Statements in Item 1 of this report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K”). The risk factors disclosed in our 2021 Form 10-K should also be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

VSE CORPORATION

Date:	April 28, 2022	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	April 28, 2022	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)