Form 10-Q
period 2022-06-30
VSE CORP
filed 2022-07-28
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of July 22, 2022: 12,794,421

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$371	$518
Receivables (net of allowance of $3.5 million and $1.7 million, respectively)	102,194	76,587
Unbilled receivables	41,310	31,882
Inventories	337,753	322,702
Other current assets	24,958	32,304
Total current assets	506,586	463,993

Property and equipment (net of accumulated depreciation of $70 million and $66 million, respectively)	42,237	42,486
Intangible assets (net of accumulated amortization of $116 million and $135 million, respectively)	99,090	108,263
Goodwill	248,837	248,753
Operating lease - right-of-use assets	25,241	27,327
Other assets	25,232	27,736
Total assets	$947,223	$918,558

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$14,162	$14,162
Accounts payable	112,935	115,064
Accrued expenses and other current liabilities	48,226	49,465
Dividends payable	1,279	1,273
Total current liabilities	176,602	179,964

Long-term debt, less current portion	294,448	270,407
Deferred compensation	11,977	14,328
Long-term operating lease obligations	24,537	27,168
Deferred tax liabilities	8,376	9,108
Other long-term liabilities	—	250
Total liabilities	515,940	501,225

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 12,794,421 and 12,726,659, respectively	640	636
Additional paid-in capital	91,051	88,515
Retained earnings	339,592	328,358
Accumulated other comprehensive loss	—	(176)
Total stockholders' equity	431,283	417,333
Total liabilities and stockholders' equity	$947,223	$918,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Income (Loss)
(in thousands except share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Products	$143,576	$84,463	$280,807	$163,043
Services	98,137	90,649	192,145	177,050
Total revenues	241,713	175,112	472,952	340,093

Costs and operating expenses:
Products	130,978	101,325	253,433	172,037
Services	91,282	80,848	182,510	161,188
Selling, general and administrative expenses	865	1,050	1,771	1,088
Amortization of intangible assets	4,437	4,603	9,173	8,891
Total costs and operating expenses	227,562	187,826	446,887	343,204

Operating income (loss)	14,151	(12,714)	26,065	(3,111)

Interest expense, net	3,872	2,666	7,481	5,696

Income (loss) before income taxes	10,279	(15,380)	18,584	(8,807)

Provision for income taxes	2,731	(3,014)	4,792	(1,552)

Net income (loss)	$7,548	$(12,366)	$13,792	$(7,255)

Basic earnings (loss) per share	$0.59	$(0.97)	$1.08	$(0.59)

Basic weighted average shares outstanding	12,778,355	12,702,366	12,760,026	12,391,166

Diluted earnings (loss) per share	$0.59	$(0.97)	$1.08	$(0.59)

Diluted weighted average shares outstanding	12,811,078	12,702,366	12,807,249	12,391,166

Dividends declared per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$7,548	$(12,366)	$13,792	$(7,255)

Change in fair value of interest rate swap agreements, net of tax	—	152	176	663

Other comprehensive income, net of tax	—	152	176	663

Comprehensive income (loss)	$7,548	$(12,214)	$13,968	$(6,592)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended June 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2022	12,769	$638	$89,830	$333,324	$—	$423,792
Net income	—	—	—	7,548	—	7,548
Stock-based compensation	26	2	1,221	—	—	1,223
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends declared ($0.10 per share)	—	—	—	(1,280)	—	(1,280)
Balance at June 30, 2022	12,795	$640	$91,051	$339,592	$—	$431,283

	Three months ended June 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2021	12,691	$635	$85,296	$329,064	$(692)	$414,303
Net loss	—	—	—	(12,366)	—	(12,366)
Stock-based compensation	13	—	548	—	—	548
Other comprehensive income, net of tax	—	—	—	—	152	152
Dividends declared ($0.09 per share)	—	—	—	(1,143)	—	(1,143)
Balance at June 30, 2021	12,704	$635	$85,844	$315,555	$(540)	$401,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

	Six months ended June 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333
Net income	—	—	—	13,792	—	13,792
Stock-based compensation	68	4	2,536	—	—	2,540
Other comprehensive income, net of tax	—	—	—	—	176	176
Dividends declared ($0.20 per share)	—	—	—	(2,558)	—	(2,558)
Balance at June 30, 2022	12,795	$640	$91,051	$339,592	$—	$431,283

	Six months ended June 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317
Issuance of common stock	1,599	80	51,937	—	—	52,017
Net loss	—	—	—	(7,255)	—	(7,255)
Stock-based compensation	50	2	2,037	—	—	2,039
Other comprehensive income, net of tax	—	—	—	—	663	663
Dividends declared ($0.18 per share)	—	—	—	(2,287)	—	(2,287)
Balance at June 30, 2021	12,704	$635	$85,844	$315,555	$(540)	$401,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$13,792	$(7,255)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,850	12,267
Deferred taxes	(790)	(3,872)
Stock-based compensation	2,675	2,256
Inventory valuation adjustment	1,094	24,420
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(25,607)	(17,558)
Unbilled receivables	(9,428)	(4,378)
Inventories	(16,145)	(45,157)
Other current assets and noncurrent assets	8,884	(16,693)
Accounts payable and deferred compensation	(4,848)	(8,017)
Accrued expenses and other current and noncurrent liabilities	(2,615)	10,019

Net cash used in operating activities	(20,138)	(53,968)

Cash flows from investing activities:
Purchases of property and equipment	(2,746)	(5,158)
Proceeds from the sale of property and equipment	—	14
Proceeds from payments on notes receivable	3,073	1,138
Cash paid for acquisitions, net of cash acquired	—	(14,785)

Net cash provided by (used in) investing activities	327	(18,791)

Cash flows from financing activities:
Borrowings on loan agreement	236,194	258,497
Repayments on loan agreement	(212,572)	(234,976)
Proceeds from issuance of common stock	486	52,017
Earn-out obligation payments	(1,000)	—
Payments of taxes for equity transactions	(892)	(681)
Dividends paid	(2,552)	(2,139)

Net cash provided by financing activities	19,664	72,718

Net decreases in cash and cash equivalents	(147)	(41)
Cash and cash equivalents at beginning of period	518	378
Cash and cash equivalents at end of period	$371	$337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K"). In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include fair value measurements, inventory provisions, collectability of receivables, estimated profitability of long-term contracts, valuation allowances on deferred tax assets, fair value of goodwill and other intangible assets and contingencies.

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

(2) Acquisitions

Global Parts Group, Inc.

On July 26, 2021, we acquired Global Parts Group, Inc. ("Global Parts") for a preliminary purchase price of $40 million, net of cash acquired. The purchase price includes $2 million of contingent consideration, representing the fair value recognized for

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

potential future earn-out payments. See Note (8) "Fair Value Measurements," for additional information regarding the earn-out obligation.

During the three and six months ended June 30, 2021, we incurred $0.2 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

HAECO Special Services, LLC

On March 1, 2021, we acquired HAECO Special Services, LLC ("HSS") from HAECO Airframe Services, LLC, a division of HAECO Americas ("HAECO") for the purchase price of $14.8 million. HSS operating results are included in our Federal and Defense segment. The acquisition was not material to our consolidated financial statements.

During the six months ended June 30, 2021, we incurred $0.3 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

(3) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial customers, various government agencies, the United States Department of Defense ("DoD") or federal civilian agencies.

Revenues by customer for our each of our operating segments for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three months ended June 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Commercial	$103,349	$26,007	$166	$129,522
DoD	—	1,264	59,260	60,524
Other government	1,670	37,471	12,526	51,667
Total	$105,019	$64,742	$71,952	$241,713

	Six months ended June 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Commercial	$195,261	$53,863	$258	$249,382
DoD	—	2,993	109,655	112,648
Other government	3,048	74,916	32,958	110,922
Total	$198,309	$131,772	$142,871	$472,952

Revenues by customer for our each of our operating segments for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three months ended June 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$47,465	$17,630	$185	$65,280
DoD	—	4,676	62,075	66,751
Other government	50	35,751	7,280	43,081
Total	$47,515	$58,057	$69,540	$175,112

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

	Six months ended June 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$91,811	$32,067	$503	$124,381
DoD	—	7,778	104,861	112,639
Other government	75	72,959	30,039	103,073
Total	$91,886	$112,804	$135,403	$340,093

Revenues by type for our each of our operating segments for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three months ended June 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Repair	$25,966	$—	$—	$25,966
Distribution	79,053	64,742	—	143,795
Cost Plus Contract	—	—	34,555	34,555
Fixed Price Contract	—	—	22,278	22,278
T&M Contract	—	—	15,119	15,119
Total	$105,019	$64,742	$71,952	$241,713

	Six months ended June 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Repair	$48,329	$—	$—	$48,329
Distribution	149,980	131,772	—	281,752
Cost Plus Contract	—	—	65,132	65,132
Fixed Price Contract	—	—	40,639	40,639
T&M Contract	—	—	37,100	37,100
Total	$198,309	$131,772	$142,871	$472,952

Revenues by type for our each of our operating segments for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three months ended June 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$19,021	$—	$—	$19,021
Distribution	28,494	58,057	—	86,551
Cost Plus Contract	—	—	21,813	21,813
Fixed Price Contract	—	—	32,430	32,430
T&M Contract	—	—	15,297	15,297
Total	$47,515	$58,057	$69,540	$175,112

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables were $41.3 million as of June 30, 2022 and $31.9 million as of December 31, 2021. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, were $5.5 million as of June 30, 2022 and $7.1 million as of December 31, 2021. For the six months ended June 30, 2022 and 2021, we recognized revenue that was previously included in the beginning balance of contract liabilities of $2.6 million and $1.7 million, respectively.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time accounted for approximately 59% for the three and six months ended June 30, 2022 and 49% of our revenues for the three and six months ended June 30, 2021, primarily related to the sale of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers over time accounted for approximately 41% for the three and six months ended June 30, 2022 and 51% of our revenues for the three and six months ended June 30, 2021, primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment.
As of June 30, 2022, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $183 million. The performance obligations expected to be satisfied within one year and greater than one year are 94% and 6%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the six months ended June 30, 2022 and 2021, revenue recognized from performance obligations satisfied in prior periods was not material.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

(4) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Bank credit facility - term loan	$52,675	$60,175
Bank credit facility - revolver loans	257,681	226,559
Principal amount of long-term debt	310,356	286,734
Less debt issuance costs	(1,746)	(2,165)
Total long-term debt	308,610	284,569
Less current portion	(14,162)	(14,162)
Long-term debt, less current portion	$294,448	$270,407

We had letters of credit outstanding totaling $1.2 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively.

We pay interest on the term and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of June 30, 2022, the LIBOR margin was 2.25% and the base margin was 4.75%. The margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases. As of June 30, 2022, interest rates on our outstanding debt ranged from 4.62% to 7.00%, and the effective interest rate on our aggregate outstanding debt was 5.06%.

Interest expense incurred on bank loan borrowings and interest rate hedges was $3.7 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, and $7.1 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was no hedged portion of our debt as our two remaining hedges expired in February and March of 2022. As of December 31, 2021, the portion of our debt with interest rate swap agreements was $75 million.

Our required term and revolver loan principal payments after June 30, 2022 are as follows (in thousands):

Year Ending	Term Loan	Revolver Loan	Total
Remainder of 2022	$7,500	$—	$7,500
2023	15,000	—	15,000
2024	30,175	257,681	287,856
Total	$52,675	$257,681	$310,356

We were in compliance with required ratios and other terms and conditions under our loan agreement as of June 30, 2022.

(5) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of outstanding stock-based awards. For the three and six month ended June 30, 2021, diluted earnings per share did not include an adjustment for the potential dilutive effect of the dilutive securities as the effect would have been anti-dilutive to the Company's net loss. The anti-dilutive common stock equivalents excluded from the diluted per share calculation were not material. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation for the three and six month ended June 30, 2022 were not material.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	12,778,355	12,702,366	12,760,026	12,391,166
Effect of dilutive shares	32,723	—	47,223	—
Diluted weighted average common shares outstanding	12,811,078	12,702,366	12,807,249	12,391,166

(6) Commitments and Contingencies

Contingencies

We are involved in various claims and lawsuits arising in the normal conduct of its business, none of which we believe, based on current information, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

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
June 30, 2022

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Aviation	$105,019	$47,515	$198,309	$91,886
Fleet	64,742	58,057	131,772	112,804
Federal and Defense	71,952	69,540	142,871	135,403
Total revenues	$241,713	$175,112	$472,952	$340,093

Operating income (loss):
Aviation	$6,450	$(22,272)	$14,072	$(22,604)
Fleet	5,366	4,000	11,747	9,741
Federal and Defense	2,552	6,999	1,864	12,024
Corporate/unallocated expenses	(217)	(1,441)	(1,618)	(2,272)
Operating income (loss)	$14,151	$(12,714)	$26,065	$(3,111)

(8) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2022	Fair Value December 31, 2021
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$532	$598
Interest rate swap agreements	Accrued expenses and other current liabilities	Level 2	$—	$234
Earn-out obligation - short-term	Accrued expenses and other current liabilities	Level 3	$250	$1,000
Earn-out obligation - long-term	Other long-term liabilities	Level 3	$—	$250

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

In connection with the acquisition of Global Parts in July 2021, we may be required to pay earn-out obligation payments of up to $2.0 million should Global Parts meet certain financial targets during the twelve months following the acquisition and meet a certain milestone event on or before March 2023. Changes in the earn-out obligation measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2022 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2021	$1,000	$250	$1,250
Reclassification from long-term to current	250	(250)	—
Earn-out payments	(1,000)	—	(1,000)
Balance as of June 30, 2022	$250	$—	$250

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

Our effective tax rate was 26.6% and 25.8% for the three and six months ended June 30, 2022, respectively, and 19.6% and 17.6% for the three and six months ended June 30, 2021, respectively. The effective tax rate was higher for the three and six months ended June 30, 2022 compared to the same period of prior year primarily due to book expense in connection with the decline in value of our COLI assets in the period ended June 30, 2022 that was reversed for tax purposes as opposed to book income in the same period in 2021.

(10) Subsequent Events

Subsequent to June 30, 2022, we executed forward-starting fixed interest rate swaps that hedge the variability in interest payments on $150 million of floating rate debt. The tenor of these swaps begin on October 31, 2022. We have designated, and will account for, these fixed interest rate swaps as cash flow hedges.

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

Impact of the COVID-19 Pandemic

Our results of operations for the six months ended June 30, 2022 continued to be impacted by the COVID-19 global pandemic. We have seen continued improvement in our operating results during the six months ended June 30, 2022, which we expect to continue throughout 2022. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption. We continue to closely monitor and address the pandemic and related developments, including the impact to our business, our employees, our customers, and our suppliers.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

The COVID-19 pandemic impacted our Aviation segment operations. We have seen continued improvement in our sequential quarterly revenue results due to the recovery in demand since the peak of the negative COVID-19 pandemic impact during the second quarter of 2020. Our Aviation segment results have benefited in the second quarter of 2022 from strong performance of both our distribution and repair businesses driven by broader recovery in commercial market activity, together with share gains within the business & general aviation (“B&GA”) market.

During the quarter, our prior investments in growth initiatives have produced positive results with quarterly revenue of $105 million, a 121% increase year-over-year. These organic investments have provided sustainable revenue sources with viable growth potential, and the associated investment in increased inventory will be beneficial to our future results. Our acquisition of Global Parts in July 2021 expanded our product lines and client base. As we continue to experience recovery and growth in our operations, we see opportunities to strategically align platform offerings to include additional airframe components with our existing offerings.

Market recovery and our growth initiatives have resulted in a 175% and 29% year-over-year increase in distribution and repair revenue, respectively, during the first six months of 2022 compared to the same period for the prior year.

Fleet Segment

Our Fleet segment continues to increase revenue from commercial fleet customers and e-commerce fulfillment sales. Our commercial client base includes companies in a wide array of businesses that have vehicle fleets required to meet mission critical delivery or service schedules. We continue to execute on our revenue diversification strategy as we capture new customers and increase revenue within e-commerce fulfillment. As a result, commercial customer revenue continues to see a strong growth trend, increasing approximately 48% and 68% during the quarter and first six months of 2022, respectively, compared to the same periods in the prior year. Commercial revenues were 40.9% of total Fleet segment revenue for the six months ended June 30, 2022 compared to 28.4% for the same period in the prior year, demonstrating the continued success of our strategic multi-year diversification strategy.

Federal and Defense Segment

Our Federal and Defense segment continues to focus on building our contract backlog and optimizing legacy programs. We are encouraged to see revenue growth in our Federal and Defense segment driven by strong revenue performance in Naval Sea Systems Command (NAVSEA) in providing Foreign Military Sales (FMS). Activity on our FMS Program has increased over the past year, including work to transfer a frigate to Bahrain. We expect that our focused business development efforts will drive new revenue additions in subsequent years.

Results of Operations

Consolidated Results of Operations

Our consolidated results of operations are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$241,713	$175,112	$66,601	38%	$472,952	$340,093	$132,859	39%
Costs and operating expenses	227,562	187,826	39,736	21%	446,887	343,204	103,683	30%
Operating income	14,151	(12,714)	26,865	211%	26,065	(3,111)	29,176	938%
Interest expense, net	3,872	2,666	1,206	45%	7,481	5,696	1,785	31%
Income before income taxes	10,279	(15,380)	25,659	167%	18,584	(8,807)	27,391	311%
Provision for income taxes	2,731	(3,014)	5,745	191%	4,792	(1,552)	6,344	409%
Net income	$7,548	$(12,366)	$19,914	161%	$13,792	$(7,255)	$21,047	290%

Revenues. Revenues increased for the three months ended June 30, 2022 as compared to the same period in the prior year primarily attributable to revenue growth within each of our segments: $57.5 million within our Aviation segment, $6.7 million within our Fleet segment, and $2.4 million within our Federal and Defense segment. See "Segment Operating Results" section below for further discussion of revenues by segment.

Revenues increased for the six months ended June 30, 2022 as compared to the same period in the prior year primarily attributable to revenue growth within each of our segments: $106.4 million within our Aviation segment, $19.0 million within our Fleet segment, and $7.5 million within our Federal and Defense segment. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased for the three and six months ended June 30, 2022 as compared to the same periods in the prior year primarily due to increases in revenue. Our costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income increased for the three months ended June 30, 2022 as compared to the same period in the prior year attributable to increases of $28.7 million for our Aviation segment and $1.4 million for our Fleet segment, partially offset by a decrease of $4.4 million for our Federal and Defense segment. See "Segment Operating Results" for a discussion of operating income by segment.

Operating income increased for the six months ended June 30, 2022 as compared to the same period in the prior year attributable to increases of $36.7 million for our Aviation segment and $2.0 million for our Fleet segment, partially offset by a decrease of $10.2 million for our Federal and Defense segment. See "Segment Operating Results" for a discussion of operating income by segment.

Interest Expense. Interest expense increased for the three and six months ended June 30, 2022 as compared to the same period in the prior year due to a higher average interest rates on borrowings outstanding and a higher average debt balance.

Provision for Income Taxes. Our effective tax rate was 26.6% and 25.8% for the three and six months ended June 30, 2022, respectively, and 19.6% and 17.6% for the three and six months ended June 30, 2021, respectively. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The higher effective tax rate for the six months ended June 30, 2022 primarily resulted from book expense in connection with the decline in the value of our Company Owned Life Insurance ("COLI") assets in the period ended June 30 2022 that was reversed for tax purposes as opposed to book income in the same period in 2021.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$105,019	$47,515	$57,504	121%	$198,309	$91,886	$106,423	116%
Costs and operating expenses	98,569	69,787	28,782	41%	184,237	114,490	69,747	61%
Operating income (loss)	$6,450	$(22,272)	$28,722	129%	$14,072	$(22,604)	$36,676	162%

Profit (loss) percentage	6.1%	(46.9%)	7.1%	(24.6%)
Revenues. Revenues increased for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to a $50.6 million, or 177%, growth in distribution revenue driven by contributions from recently initiated distribution contract wins and contributions from the acquisition of Global Parts, and a $6.9 million, or 37%, growth in repair revenue driven by improved demand in end markets as a result of market recovery.

Revenues increased for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to distribution revenue growth of $95.4 million, or 175%, driven by contributions from recently initiated distribution contract wins and contributions from the acquisition of Global Parts, and repair revenue growth of $11 million, or 29%, driven by improved demand in end markets as a result of market recovery.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to increased revenues and a $2.3 million non-cash charge to write down accounts receivable and inventory related to Russia and Ukrainian markets during the second quarter of 2022, offset by a $23.7 million inventory valuation adjustment recognized in the same period in the prior year. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $2.3 million for the three months ended June 30, 2022 compared to $2.1 million for the same period in the prior year. Allocated corporate costs were $2.8 million for the three months ended June 30, 2022, compared to $1.8 million for the same period in the prior year.

Costs and operating expenses increased for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to increased revenues and a $2.3 million non-cash charge to write down accounts receivable and inventory related to Russia and Ukrainian markets for the six months 2022, offset by a $23.7 million inventory valuation adjustment recognized in the same period in the prior year. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $4.7 million for the six months ended June 30, 2022 compared to $4.1 million for the same period in the prior year. Allocated corporate costs were $5.7 million for the six months ended June 30, 2022, compared to $3.8 million for the same period in the prior year.

Operating income. Operating income increased for the three and six months ended June 30, 2022 as compared to the same period in the prior year largely due to revenue growth driven by higher sales volumes in our distribution contract wins and contributions from the Global Parts acquisition.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$64,742	$58,057	$6,685	12%	$131,772	$112,804	$18,968	17%
Costs and operating expenses	59,376	54,057	5,319	10%	120,025	103,063	16,962	16%
Operating income	$5,366	$4,000	$1,366	34%	$11,747	$9,741	$2,006	21%

Profit percentage	8.3%	6.9%	8.9%	8.6%

Revenues. Revenues increased for the three months ended June 30, 2022 as compared to the same period in the prior year as a result of increased revenue from sales to commercial customers of $8.4 million, or 47.5%, driven by growth in our e-commerce fulfillment business, partially offset by decreased revenues of $3.4 million or 73.0%, from sales to DoD customers.

Revenues increased for the six months ended June 30, 2022 as compared to the same period in the prior year as a result of increased revenue from sales to commercial customers of $21.8 million, or 68.0%, driven by growth in our e-commerce fulfillment business, partially offset by decreased revenues of $4.8 million or 61.5%, from sales to DoD customers.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $1.7 million for the three months ended June 30, 2022 and 1.8 million for the same period in the prior year. Expense for allocated corporate costs was $1.8 million for the three months ended June 30, 2022 and $2.3 million for the same period in the prior year.

Costs and operating expenses increased for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $3.4 million for the six months ended June 30, 2022 and $3.5 million for the same period in the prior year. Expense for allocated corporate costs was $3.9 million for the six months ended June 30, 2022 and $4.6 million for the same period in the prior year.

Operating income. Operating income increased for the three and six months ended June 30, 2022 as compared to the same period in the prior year primarily due to increased commercial customer revenues as described above.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$71,952	$69,540	$2,412	3%	$142,871	$135,403	$7,468	6%
Costs and operating expenses	69,400	62,541	6,859	11%	141,007	123,379	17,628	14%
Operating income	$2,552	$6,999	$(4,447)	(64)%	$1,864	$12,024	$(10,160)	(84)%

Profit percentage	3.5%	10.1%	1.3%	8.9%

Revenues. Revenues increased for the three and six months ended June 30, 2022 as compared to the same period in the prior year due to revenues from our FMS program with the U.S. Navy, partially offset by declines in our U.S. Army work due to program completions.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to increases in revenue and contract mix of cost-type contracts.

Costs and operating expenses increased for the six months ended June 30, 2022 as compared to the same period in the prior year due to increases in revenue, change in contract mix, and a $3.5 million loss recognized during the first quarter of 2022 on a fixed-price, non-DoD contract with a foreign customer driven by higher than anticipated supply chain material and labor costs.

Operating income. Operating income decreased for the three months ended June 30, 2022 as compared to the same period in the prior year primarily due to the completion of a U.S. Army program and an unfavorable contract mix as cost-type contracts generally provide lower profit margins than fixed-price contracts.

Operating income decreased for the six months ended June 30, 2022 as compared to the same period in the prior year primarily due to the completion of a U.S. Army program, an unfavorable change in contract mix, and the contract loss recognized during the period as described above.

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

A summary of our bookings and revenues for our Federal and Defense segment for the six months ended June 30, 2022 and 2021, and funded contract backlog as of June 30, 2022 and 2021 is as follows (in millions):

	2022	2021
Bookings	$155	$170
Revenues	$143	$135
Funded Contract Backlog	$183	$224

For the six months ended June 30, 2022, Federal and Defense segment bookings decreased 9% year-over-year to $155 million, while total funded backlog decreased 18% year-over-year to $183 million.

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

Our primary source of external financing is from our loan agreement with a bank group that expires in July 2024 and includes a term loan facility and a revolving loan facility, which also provides for letters of credit. The maximum amount of credit available under our loan agreement for revolving loans and letters of credit is $350 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million. Our bank debt increased approximately $23.6 million for the six months ended June 30, 2022. As of June 30, 2022, we had term loan borrowings outstanding of $52.7 million, revolving loan borrowings outstanding of $257.7 million, and outstanding letters of credit of $1.2 million. We had approximately $91 million of unused bank loan commitments as of June 30, 2022.

As of June 30, 2022, we were in compliance with required ratios and other terms and conditions of our loan agreement.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousand):

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(20,138)	$(53,968)
Net cash provided by (used in) investing activities	327	(18,791)
Net cash provided by financing activities	19,664	72,718
Net decreases in cash and cash equivalents	$(147)	$(41)

Cash used in operating activities decreased $33.8 million for the six months ended June 30, 2022, when compared to the same period of the prior year. The decrease was primarily due to increased accounts receivable as a result of revenue growth and timing of collections, lower use of cash for inventory purchases and timing of vendor payments.

Cash provided by investing activities was $0.3 million for the six months ended June 30, 2022 compared to cash used in investing activities of $18.8 million for the same period of the prior year. The change was primarily due to $14.8 million of cash paid for the acquisition of HSS in the prior year period and a lower level of purchases of property and equipment of $2.4 million in the current period compared to the prior year period.

Cash provided by financing activities decreased $53.1 million for the six months ended June 30, 2022, when compared to the same period of the prior year. The decrease was primarily due $52 million of proceeds received in the prior year period related to our public underwritten offering of our common stock in February 2021 and overall lower proceeds from net borrowings of our debt during the current period.

We paid cash dividends totaling $2.6 million or $0.20 per share during the six months ending June 30, 2022. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Disclosures About Market Risk

Interest Rate Risk

Our bank loan agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. Previously, we have employed the use of interest rate hedges to fix the rate on a portion of our outstanding borrowings. Our interest rate swaps expired in February and March of 2022. As such, as of June 30, 2022, there is no portion of our debt covered under interest rate swaps.

In July of 2022, we executed forward-starting fixed interest rate swaps that hedge the variability in interest payments on $150 million of floating rate debt. The tenor of these swaps begin on October 31, 2022.

There have been no material changes, other than discussed above, to our market risks from those discussed in our most recently filed Annual Report on Form 10-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2021 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K”). The risk factors disclosed in our 2021 Form 10-K should also be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

VSE CORPORATION

Date:	July 28, 2022	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 28, 2022	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)