Form 10-Q
period 2022-09-30
VSE CORP
filed 2022-10-27
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of October 21, 2022: 12,799,678

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

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$90	$518
Receivables (net of allowance of $3.4 million and $1.7 million, respectively)	91,093	76,587
Unbilled receivables	44,084	31,882
Inventories	349,917	322,702
Other current assets	28,154	32,304
Total current assets	513,338	463,993

Property and equipment (net of accumulated depreciation of $72 million and $66 million, respectively)	44,564	42,486
Intangible assets (net of accumulated amortization of $120 million and $135 million, respectively)	94,857	108,263
Goodwill	248,837	248,753
Operating lease - right-of-use assets	23,950	27,327
Other assets	31,980	27,736
Total assets	$957,526	$918,558

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$9,162	$14,162
Accounts payable	119,093	115,064
Accrued expenses and other current liabilities	50,791	49,465
Dividends payable	1,280	1,273
Total current liabilities	180,326	179,964

Long-term debt, less current portion	288,531	270,407
Deferred compensation	10,128	14,328
Long-term operating lease obligations	22,947	27,168
Deferred tax liabilities	10,166	9,108
Other long-term liabilities	—	250
Total liabilities	512,098	501,225

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 12,799,678 and 12,726,659, respectively	640	636
Additional paid-in capital	91,706	88,515
Retained earnings	347,730	328,358
Accumulated other comprehensive income (loss)	5,352	(176)
Total stockholders' equity	445,428	417,333
Total liabilities and stockholders' equity	$957,526	$918,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Products	$138,216	$113,005	$419,023	$276,048
Services	104,271	87,577	296,416	264,627
Total revenues	242,487	200,582	715,439	540,675

Costs and operating expenses:
Products	123,348	101,044	376,781	273,081
Services	96,653	79,916	279,163	241,104
Selling, general and administrative expenses	981	809	2,752	1,897
Amortization of intangible assets	4,233	4,921	13,406	13,812
Total costs and operating expenses	225,215	186,690	672,102	529,894

Operating income	17,272	13,892	43,337	10,781

Interest expense, net	4,818	2,780	12,299	8,476

Income before income taxes	12,454	11,112	31,038	2,305

Provision for income taxes	3,035	2,091	7,827	539

Net income	$9,419	$9,021	$23,211	$1,766

Basic earnings per share	$0.74	$0.71	$1.82	$0.14

Basic weighted average shares outstanding	12,797,727	12,704,165	12,772,731	12,496,646

Diluted earnings per share	$0.73	$0.71	$1.81	$0.14

Diluted weighted average shares outstanding	12,834,084	12,774,636	12,816,319	12,573,076

Dividends declared per share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income	$9,419	$9,021	$23,211	$1,766

Change in fair value of interest rate swap agreements, net of tax	5,352	173	5,528	836

Other comprehensive income, net of tax	5,352	173	5,528	836

Comprehensive income	$14,771	$9,194	$28,739	$2,602

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended September 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2022	12,795	$640	$91,051	$339,592	$—	$431,283
Net income	—	—	—	9,419	—	9,419
Stock-based compensation	5	—	655	—	—	655
Other comprehensive income, net of tax	—	—	—	—	5,352	5,352
Dividends declared ($0.10 per share)	—	—	—	(1,281)	—	(1,281)
Balance at September 30, 2022	12,800	$640	$91,706	$347,730	$5,352	$445,428

	Three months ended September 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2021	12,704	$635	$85,844	$315,555	$(540)	$401,494
Net income	—	—	—	9,021	—	9,021
Stock-based compensation	—	—	1,478	—	—	1,478
Other comprehensive income, net of tax	—	—	—	—	173	173
Dividends declared ($0.09 per share)	—	—	—	(1,145)	—	(1,145)
Balance at September 30, 2021	12,704	$635	$87,322	$323,431	$(367)	$411,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Stockholders' Equity (continued)
(in thousands except per share data)

	Nine months ended September 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333
Net income	—	—	—	23,211	—	23,211
Stock-based compensation	73	4	3,191	—	—	3,195
Other comprehensive income, net of tax	—	—	—	—	5,528	5,528
Dividends declared ($0.30 per share)	—	—	—	(3,839)	—	(3,839)
Balance at September 30, 2022	12,800	$640	$91,706	$347,730	$5,352	$445,428

	Nine months ended September 30, 2021
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317
Issuance of common stock	1,599	80	51,937	—	—	52,017
Net income	—	—	—	1,766	—	1,766
Stock-based compensation	50	2	3,515	—	—	3,517
Other comprehensive income, net of tax	—	—	—	—	836	836
Dividends declared ($0.27 per share)	—	—	—	(3,432)	—	(3,432)
Balance at September 30, 2021	12,704	$635	$87,322	$323,431	$(367)	$411,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$23,211	$1,766
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,277	18,996
Deferred taxes	(779)	(4,803)
Stock-based compensation	3,597	2,968
Inventory valuation adjustment	1,094	24,420
Loss on sale of PPE	—	(48)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(14,506)	(9,321)
Unbilled receivables	(12,202)	(4,484)
Inventories	(28,309)	(66,518)
Other current assets and noncurrent assets	6,189	(18,912)
Accounts payable and deferred compensation	(171)	17,955
Accrued expenses and other current and noncurrent liabilities	(1,607)	7,458

Net cash used in operating activities	(4,206)	(30,523)

Cash flows from investing activities:
Purchases of property and equipment	(7,416)	(7,606)
Proceeds from the sale of property and equipment	—	199
Proceeds from payments on notes receivable	4,235	1,550
Earn-out obligation payments	—	(750)
Cash paid for acquisitions, net of cash acquired	—	(53,232)

Net cash used in investing activities	(3,181)	(59,839)

Cash flows from financing activities:
Borrowings on loan agreement	358,051	394,079
Repayments on loan agreement	(345,554)	(350,956)
Proceeds from issuance of common stock	486	52,017
Earn-out obligation payments	(1,250)	(808)
Payments of taxes for equity transactions	(942)	(681)
Dividends paid	(3,832)	(3,284)

Net cash provided by financing activities	6,959	90,367

Net (decrease) increase in cash and cash equivalents	(428)	5
Cash and cash equivalents at beginning of period	518	378
Cash and cash equivalents at end of period	$90	$383

Supplemental disclosure of noncash investing and financing activities:
Earn-out obligation in connection with acquisitions	$—	$1,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (“VSE,” the “Company,” “we,” “us,” or “our”) is a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to commercial and government markets. We conduct our operations under three segments: (1) Aviation; (2) Fleet; and (3) Federal and Defense.

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K"). In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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

(2) Acquisitions

Global Parts Group, Inc.

On July 26, 2021, we acquired Global Parts Group, Inc. ("Global Parts") for a purchase price of $40 million, net of cash acquired. The purchase price includes $2 million of contingent consideration, representing the fair value recognized for potential future earn-out payments. During the third quarter of fiscal 2022, we settled the final payment of the obligation. See Note (8) "Fair

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

Value Measurements," for additional information regarding the earn-out obligation. Global Parts operating results are included in our Aviation segment.

During the three and nine months ended September 30, 2021, we incurred $0.3 million and $0.5 million, respectively, of acquisition-related expenses, which are included in selling, general and administrative expenses.

HAECO Special Services, LLC

On March 1, 2021, we acquired HAECO Special Services, LLC ("HSS") from HAECO Airframe Services, LLC, a division of HAECO Americas ("HAECO") for the purchase price of $14.8 million. HSS operating results are included in our Federal and Defense segment. The acquisition was not material to our consolidated financial statements.

During the nine months ended September 30, 2021, we incurred $0.3 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

(3) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial customers, various government agencies, the United States Department of Defense ("DoD") or federal civilian agencies.

Revenues by customer for each of our operating segments for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three months ended September 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Commercial	$101,735	$25,394	$129	$127,258
DoD	—	183	60,550	60,733
Other government	890	39,177	14,429	54,496
Total	$102,625	$64,754	$75,108	$242,487

	Nine months ended September 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Commercial	$296,996	$79,257	$387	$376,640
DoD	—	3,176	170,205	173,381
Other government	3,938	114,093	47,387	165,418
Total	$300,934	$196,526	$217,979	$715,439

Revenues by customer for each of our operating segments for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three months ended September 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$72,542	$20,690	$931	$94,163
DoD	—	2,739	58,123	60,862
Other government	582	36,839	8,136	45,557
Total	$73,124	$60,268	$67,190	$200,582

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

	Nine months ended September 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Commercial	$164,353	$52,757	$1,434	$218,544
DoD	—	10,517	162,984	173,501
Other government	657	109,798	38,175	148,630
Total	$165,010	$173,072	$202,593	$540,675

Revenues by type for each of our operating segments for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three months ended September 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Repair	$28,979	$—	$—	$28,979
Distribution	73,646	64,754	—	138,400
Cost Plus Contract	—	—	40,158	40,158
Fixed Price Contract	—	—	18,430	18,430
T&M Contract	—	—	16,520	16,520
Total	$102,625	$64,754	$75,108	$242,487

	Nine months ended September 30, 2022
	Aviation	Fleet	Federal and Defense	Total
Repair	$77,308	$—	$—	$77,308
Distribution	223,626	196,526	—	420,152
Cost Plus Contract	—	—	105,290	105,290
Fixed Price Contract	—	—	59,069	59,069
T&M Contract	—	—	53,620	53,620
Total	$300,934	$196,526	$217,979	$715,439

Revenues by type for each of our operating segments for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three months ended September 30, 2021
	Aviation	Fleet	Federal and Defense	Total
Repair	$18,714	$—	$—	$18,714
Distribution	54,410	60,268	—	114,678
Cost Plus Contract	—	—	26,775	26,775
Fixed Price Contract	—	—	25,729	25,729
T&M Contract	—	—	14,686	14,686
Total	$73,124	$60,268	$67,190	$200,582

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

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
We present our unbilled receivables and contract liabilities on a contract-by-contract basis. If a contract liability exists, it is netted against the unbilled receivables balance for that contract. Unbilled receivables were $44.1 million as of September 30, 2022 and $31.9 million as of December 31, 2021. Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheets, were $7.7 million as of September 30, 2022 and $7.1 million as of December 31, 2021. For the nine months ended September 30, 2022 and 2021, we recognized revenue that was previously included in the beginning balance of contract liabilities of $2.7 million.

Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time are primarily related to the sales of vehicle and aircraft parts in our Fleet and Aviation segments. Revenues from products and services transferred to customers at a point in time accounted for approximately 57% and 59% of our revenues for the three and nine months ended September 30, 2022, respectively, and approximately 57% and 52% for the three and nine months ended September 30, 2021, respectively. Revenues from products and services transferred to customers over time are primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment. Revenues from products and services transferred to customers over time accounted for approximately 43% and 41% of our revenues for the three and nine months ended September 30, 2022, respectively, and 43% and 48% of our revenues for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $199 million. The performance obligations expected to be satisfied within one year and greater than one year are 96% and 4%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the nine months ended September 30, 2022 and 2021, revenue recognized from performance obligations satisfied in prior periods was not material.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

(4) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Bank credit facility - term loan	$48,925	$60,175
Bank credit facility - revolver loans	250,305	226,559
Principal amount of long-term debt	299,230	286,734
Less debt issuance costs	(1,537)	(2,165)
Total long-term debt	297,693	284,569
Less current portion	(9,162)	(14,162)
Long-term debt, less current portion	$288,531	$270,407

We had letters of credit outstanding totaling $1.2 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively.

We pay interest on the term and revolving loan borrowings at LIBOR plus a base margin or at a base rate (typically the prime rate) plus a base margin. As of September 30, 2022, the LIBOR margin was 2.25% and the base margin was 6.25%. The margins increase or decrease in increments as our Total Funded Debt/EBITDA Ratio increases or decreases. As of September 30, 2022, interest rates on our outstanding debt ranged from 6.13% to 8.50%, and the effective interest rate on our aggregate outstanding debt was 6.42%.

Interest expense incurred on bank loan borrowings, inclusive of the effect of interest rate hedges, was $4.6 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.7 million and $7.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Our required term and revolver loan principal payments as of September 30, 2022 are as follows (in thousands):

Year Ending	Term Loan	Revolver Loan	Total
Remainder of 2022	$3,750	$—	$3,750
2023	15,000	—	15,000
2024	30,175	250,305	280,480
Total	$48,925	$250,305	$299,230

We were in compliance with required ratios and other terms and conditions under our loan agreement as of September 30, 2022.

Subsequent Event

On October 7, 2022, we entered into a fourth amendment to our loan agreement which, among other things, (i) extended the maturity date from July 23, 2024 to October 7, 2025; (ii) reset the aggregate principal amount of the term loan to $100.0 million, (iii) modified the quarterly amortization payments on the term loan from $3.75 million to $2.50 million, (iv) increased the maximum Total Funded Debt to EBITDA Ratio from 4.25x to 4.50x, with such ratios decreasing thereafter, (v) changed the benchmark rate from LIBOR to Secured Overnight Financing Rate (SOFR) with a SOFR floor of 0.00%; and (vi) modified pricing to account for the change from LIBOR to SOFR.

After the amendment, our scheduled term loan payments are approximately $2.5 million for the remainder of 2022, $10.0 million in 2023, $10.0 million in 2024 and $77.5 million in 2025. We have classified the current portion of long-term debt in our consolidated balance sheets as of September 30, 2022 based on the amended amortization payment terms.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

(5) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. Our calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of outstanding stock-based awards. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation for the three and nine month ended September 30, 2022 and 2021 were not material.

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	12,797,727	12,704,165	12,772,731	12,496,646
Effect of dilutive shares	36,357	70,471	43,588	76,430
Diluted weighted average common shares outstanding	12,834,084	12,774,636	12,816,319	12,573,076

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

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

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Aviation	$102,625	$73,124	$300,934	$165,010
Fleet	64,754	60,268	196,526	173,072
Federal and Defense	75,108	67,190	217,979	202,593
Total revenues	$242,487	$200,582	$715,439	$540,675

Operating income (loss):
Aviation	$10,017	$3,719	$24,089	$(18,885)
Fleet	6,539	5,387	18,286	15,128
Federal and Defense	1,939	5,386	3,803	17,410
Corporate/unallocated expenses	(1,223)	(600)	(2,841)	(2,872)
Operating income	$17,272	$13,892	$43,337	$10,781

(8) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2022	Fair Value December 31, 2021
Non-COLI assets held in Deferred Supplemental Compensation Plan	Other assets	Level 1	$515	$598
Interest rate swaps	Other assets	Level 2	$7,131	$—
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	$—	$234
Earn-out obligation - short-term	Accrued expenses and other current liabilities	Level 3	$—	$1,000
Earn-out obligation - long-term	Other long-term liabilities	Level 3	$—	$250

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

Interest Rate Swap Derivatives

On July 22, 2022, we executed two SOFR-based forward-starting fixed interest rate swaps with a fixed rate of 2.8% that hedge the variability in interest payments of $150 million of floating rate debt. The tenor of these five-year swaps will begin on October 31, 2022. We have designated, and will account for, these fixed interest rate swaps as cash flow hedges. As of September 30, 2022, we had $5.4 million. net of an income tax effect of $1.8 million, included in accumulated other comprehensive income in the accompanying balance sheets related to these cash flow hedges. We estimate that we will reclassify $2.0 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following September 30, 2022.

We were a party to two fixed interest rate swaps, entered into in fiscal 2011 and 2012, qualifying as cash flow hedges under which we hedged a portion of our variable-rate debt until the swaps expired in February and March 2022. As of December 31, 2021, the fair value of such swaps was $0.2 million, a liability recorded in accrued expenses and other current liabilities in our consolidated balance sheets. As of December 31, 2021, we had $0.2 million, net of an income tax effect of $58 thousand, included in accumulated other comprehensive income in the accompanying balance sheets related to the cash flow hedges. The amounts paid and received on the swaps are recorded in interest expense in the period during which the related floating-rate interest is incurred.

Contingent Consideration

In connection with the acquisition of Global Parts in July 2021, we were required to pay earn-out obligation payments of up to $2.0 million should Global Parts meet certain financial targets during the twelve months following the acquisition and meet a certain milestone event on or before March 2023. Final settlement of the obligation was made during the three months ended September 30, 2022. Changes in the earn-out obligation measured at fair value on a recurring basis using unobservable inputs (Level 3) for the nine months ended September 30, 2022 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2021	$1,000	$250	$1,250
Reclassification from long-term to current	250	(250)	—
Earn-out payments	(1,250)	—	(1,250)
Balance as of September 30, 2022	$—	$—	$—

Other Financial Instruments

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

Our effective tax rate was 24.4% and 25.2% for the three and nine months ended September 30, 2022, respectively, and 18.8% and 23.4% for the three and nine months ended September 30, 2021, respectively. The effective tax rate was higher for the three and nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to book expense in connection with the decline in value of our COLI assets in the period ended September 30, 2022 that was reversed for tax purposes as opposed to book income in the same period in 2021.

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

Impact of the COVID-19 Pandemic

The coronavirus disease (COVID-19) pandemic continues to negatively affect the global economy, our business and operations, supply chains, and the industries in which we operate. However, we have seen continued improvement in our operating results during the nine months ended September 30, 2022, which we expect to continue through the remainder of 2022. All of our repair, distribution and base operations facilities remain open and operational, and we continue to deliver products and services to customers without interruption. We continue to closely monitor and address the pandemic and related developments, including the impact to our business, our employees, our customers, and our suppliers.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

The COVID-19 pandemic impacted our Aviation segment operations, particularly in 2020 and 2021. We have seen continued improvement in our quarterly revenue results due to the recovery in demand since the peak of the COVID-19 pandemic impact during the second quarter of 2020. Our Aviation segment results have benefited from strong performance following prior investments in growth initiatives that have produced positive results with quarterly revenue of $103 million, a 40% increase year-over-year.

Growth in our distribution services has been driven by several new distribution initiatives in providing “tip-to-tail” product-line management capabilities, while our repair business has benefited from a broader recovery in commercial market activity, together with share gains within the business & general aviation (“B&GA”) market. Market recovery and our growth initiatives have resulted in a 105% and 38% year-over-year increase in distribution and repair revenue, respectively, during the first nine months of 2022 compared to the same period for the prior year.

We have recently secured key multi-year distribution agreements to both domestic and new international geographic markets. We believe the new distribution initiatives will provide sustainable and recurring revenue with growth potential that will enhance our future results. The acquisition of Global Parts, in July 2021, broadens our product lines and client base, and we see opportunities to strategically align offerings with both domestic and international markets.

We expect that the current market conditions will result in strategic opportunities for near and long-term growth. We intend to continue capitalizing on opportunities in those markets, which may require future investment.

Fleet Segment

Our Fleet segment continues to increase revenue from commercial fleet customers and e-commerce fulfillment sales as the business continues to progress towards becoming a more diversified enterprise. We continue to execute on our revenue diversification strategy as we capture new customers and increase revenue within e-commerce fulfillment. To support continued e-commerce and e-commerce fulfillment growth, the Fleet segment announced plans to open a new distribution warehouse and e-commerce fulfillment center of excellence in Olive Branch, Mississippi (in the greater Memphis, Tennessee area). This new center of excellence will double the size of Fleet's current warehouse footprint while extending Fleet’s geographic reach and expanding product offerings for customers. Operations are expected to commence at this new location in early 2023 and will enable Fleet to successfully meet the rapidly growing demand for the e-commerce fulfillment business. Commercial customer revenue continues to see a strong growth trend, increasing approximately 23% and 50% during the quarter and first nine months of 2022, respectively, compared to the same periods in the prior year. Commercial revenues were 40% of total Fleet segment revenue for the nine months ended September 30, 2022 compared to 30% for the same period in the prior year, demonstrating the continued success of our strategic multi-year diversification strategy.

Federal and Defense Segment

Our Federal and Defense segment continues to focus on building our contract backlog and optimizing legacy programs. We recently announced a transition of leadership for our Federal and Defense segment as we work to grow our business and mitigate the impacts of delays in both the timing of contract awards and the funding process. Strong revenue performance in U.S Navy work enabled us to successfully grow our third quarter revenue for this segment despite anticipated declines in our U.S. Army work due to program completions. We expect that our focused business development efforts will drive new revenue additions in subsequent years.

Results of Operations

Consolidated Results of Operations

Our consolidated results of operations are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$242,487	$200,582	$41,905	21%	$715,439	$540,675	$174,764	32%
Costs and operating expenses	225,215	186,690	38,525	21%	672,102	529,894	142,208	27%
Operating income	17,272	13,892	3,380	24%	43,337	10,781	32,556	302%
Interest expense, net	4,818	2,780	2,038	73%	12,299	8,476	3,823	45%
Income before income taxes	12,454	11,112	1,342	12%	31,038	2,305	28,733	1,247%
Provision for income taxes	3,035	2,091	944	45%	7,827	539	7,288	1,352%
Net income	$9,419	$9,021	$398	4%	$23,211	$1,766	$21,445	1,214%

Revenues. Revenues increased for the three months ended September 30, 2022 as compared to the same period in the prior year primarily attributable to revenue growth within each of our segments: $29.5 million within our Aviation segment, $4.5 million within our Fleet segment, and $7.9 million within our Federal and Defense segment. See "Segment Operating Results" section below for further discussion of revenues by segment.

Revenues increased for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily attributable to revenue growth within each of our segments: $135.9 million within our Aviation segment, $23.5 million within our Fleet segment, and $15.4 million within our Federal and Defense segment. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year primarily due to increases in revenue. Our costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income increased for the three months ended September 30, 2022 as compared to the same period in the prior year attributable to increases of $6.3 million for our Aviation segment and $1.2 million for our Fleet segment, partially offset by a decrease of $3.4 million for our Federal and Defense segment. See "Segment Operating Results" for a discussion of operating income by segment.

Operating income increased for the nine months ended September 30, 2022 as compared to the same period in the prior year attributable to increases of $43.0 million for our Aviation segment and $3.2 million for our Fleet segment, partially offset by a decrease of $13.6 million for our Federal and Defense segment. See "Segment Operating Results" for a discussion of operating income by segment.

Interest Expense. Interest expense increased for the three and nine months ended September 30, 2022 as compared to the same period in the prior year due to higher average interest rates on borrowings outstanding.

Provision for Income Taxes. Our effective tax rate was 24.4% and 25.2% for the three and nine months ended September 30, 2022, respectively, and 18.8% and 23.4% for the three and nine months ended September 30, 2021, respectively. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The higher effective tax rate for the three and nine months ended September 30, 2022 primarily resulted from book expense in connection with the decline in the value of our Company Owned Life Insurance ("COLI") assets in the period ended September 30 2022 that was reversed for tax purposes as opposed to book income in the same period in 2021.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$102,625	$73,124	$29,501	40%	$300,934	$165,010	$135,924	82%
Costs and operating expenses	92,608	69,405	23,203	33%	276,845	183,895	92,950	51%
Operating income (loss)	$10,017	$3,719	$6,298	169%	$24,089	$(18,885)	$42,974	228%

Profit (loss) percentage	9.8%	5.1%	8.0%	(11.4%)
Revenues. Revenues increased for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to a $19.2 million, or 35%, growth in distribution revenue driven by contributions from recently initiated distribution contract wins and contributions from the acquisition of Global Parts, and a $10.3 million, or 55%, growth in repair revenue driven by improved demand in end markets as a result of market recovery and share gains with business and general aviation customers.

Revenues increased for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to distribution revenue growth of $114.7 million, or 105%, driven by contributions from recently initiated distribution contract wins and contributions from the acquisition of Global Parts, and repair revenue growth of $21.3 million, or 38%, driven by improved demand in end markets as a result of market recovery.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $2.3 million for the three months ended September 30, 2022 compared to $2.4 million for the same period in the prior year. Allocated corporate costs were $3.3 million for the three months ended September 30, 2022 compared to $2.3 million for the same period in the prior year.

Costs and operating expenses increased for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to increased revenues and a $2.3 million non-cash charge to write down accounts receivable and inventory related to the Russian and Ukrainian markets for the nine months 2022, offset by a $23.7 million inventory valuation adjustment recognized in the same period in the prior year. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $7.0 million for the nine months ended September 30, 2022 compared to $6.5 million for the same period in the prior year. Allocated corporate costs were $9.1 million for the nine months ended September 30, 2022, compared to $6.0 million for the same period in the prior year.

Operating income. Operating income increased for the three months ended September 30, 2022 as compared to the same period in the prior year largely due to growth in revenue attributable to our new distribution programs, increases in higher margin repair revenue, and contributions from the Global Parts acquisition.

Operating income increased for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to current year growth in revenue attributable to our new distribution programs, increases in higher margin repair revenue, contributions from the Global Parts acquisition, and a $23.7 million inventory provision which negatively impacted operating income in the prior year.

Fleet Segment Results

The results of operations for our Fleet segment are (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$64,754	$60,268	$4,486	7%	$196,526	$173,072	$23,454	14%
Costs and operating expenses	58,215	54,881	3,334	6%	178,240	157,944	20,296	13%
Operating income	$6,539	$5,387	$1,152	21%	$18,286	$15,128	$3,158	21%

Profit percentage	10.1%	8.9%	9.3%	8.7%

Revenues. Revenues increased for the three months ended September 30, 2022 as compared to the same period in the prior year as a result of increased revenue from sales to commercial customers of $4.7 million, or 22.7% and sales to other government customers of $2.3 million, or 6.3%, partially offset by anticipated decreased sales to DoD customers of $2.6 million or 93.3%.

Revenues increased for the nine months ended September 30, 2022 as compared to the same period in the prior year as a result of increased revenue from sales to commercial customers of $26.5 million, or 50.2% and sales to other government customers of $4.3 million or 3.9%, partially offset by anticipated decreased sales to DoD customers of $7.3 million or 69.8%.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $1.5 million for the three months ended September 30, 2022 and $1.8 million for the same period in the prior year. Expense for allocated corporate costs was $2.0 million for the three months ended September 30, 2022 and $2.1 million for the same period in the prior year.

Costs and operating expenses increased for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $5.0 million for the nine months ended September 30, 2022 and $5.3 million for the same period in the prior year. Expense for allocated corporate costs was $5.9 million for the nine months ended September 30, 2022 and $6.6 million for the same period in the prior year.

Operating income. Operating income increased for the three and nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to increased commercial fleet customer and e-commerce fulfillment sales as described above.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Revenues	$75,108	$67,190	$7,918	12%	$217,979	$202,593	$15,386	8%
Costs and operating expenses	73,169	61,804	11,365	18%	214,176	185,183	28,993	16%
Operating income	$1,939	$5,386	$(3,447)	(64)%	$3,803	$17,410	$(13,607)	(78)%

Profit percentage	2.6%	8.0%	1.7%	8.6%

Revenues. Revenues increased for the three and nine months ended September 30, 2022 as compared to the same period in the prior year due to revenues from our Foreign Military Sales (FMS) program with the U.S. Navy, partially offset by declines in our U.S. Army work due to program completions.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to increases in revenue and a shift in our contract mix to a larger proportion of cost-type contracts.

Costs and operating expenses increased for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to increases in revenue, an increase in the proportion of cost-type contracts within our contract mix, and a $3.5 million loss recognized for the nine months ended September 30, 2022 on a fixed-price, non-DoD contract with a foreign customer driven by higher than anticipated supply chain material and labor costs.

Operating income. Operating income decreased for the three months ended September 30, 2022 as compared to the same period in the prior year primarily due to the completion of a U.S. Army program and a shift in our contract mix to a larger portion of cost-type contracts, which generally provide lower profit margins than fixed-price and T&M contract types.

Operating income decreased for the nine months ended September 30, 2022 as compared to the same period in the prior year primarily due to the completion of a U.S. Army program, an increase in the portion of cost-type contracts, and the contract loss recognized during the period as described above.

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

A summary of our bookings and revenues for our Federal and Defense segment for the nine months ended September 30, 2022 and 2021, and funded contract backlog as of September 30, 2022 and 2021 is as follows (in millions):

	2022	2021
Bookings	$250	$234
Revenues	$218	$203
Funded Contract Backlog	$199	$218

For the nine months ended September 30, 2022, Federal and Defense segment bookings increased 7% year-over-year to $250 million, while total funded backlog decreased 9% year-over-year to $199 million.

Liquidity and Capital Resources

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable and accounts payable, and profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect our liquidity. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include capital expenditures; investments in expansion, improvement, and maintenance of our operational and administrative facilities; and investments in the acquisition of businesses.

Our primary source of external financing is from our loan agreement with a bank group and includes a term loan facility and a revolving loan facility, which also provides for letters of credit. The maximum amount of credit available under our loan agreement for revolving loans and letters of credit is $350 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of incremental increases is $100 million. Our bank debt increased approximately $12.5 million for the nine months ended September 30, 2022. As of September 30, 2022, we had term loan borrowings outstanding of $48.9 million, revolving loan borrowings outstanding of $250.3 million, and letters of credit outstanding of $1.2 million. We had approximately $98 million of unused bank loan commitments as of September 30, 2022.

As of September 30, 2022, we were in compliance with required ratios and other terms and conditions of our loan agreement.

Bank Loan Amendment

On October 7, 2022, we entered into a fourth amendment to our loan agreement which, among other things, provides for the following: (i) an extension of the maturity date from July 23, 2024 to October 7, 2025; (ii) a reset of the aggregate principal amount of the term loan to $100.0 million; (iii) a modification to the amortization payments on the term loan from $3.75 million quarterly to $2.50 million quarterly; (iv) an increase in the maximum total leverage ratio from 4.25x to 4.50x, with such ratios decreasing thereafter as indicated in the table below; (v) a change in the benchmark rate from LIBOR to SOFR with a SOFR floor of 0.00%; and (vi) a corresponding change in pricing to account for the change from LIBOR to SOFR.

Testing Period	Maximum Total Funded Debt to EBITDA Ratio
From the Fourth Amendment Effective Date through and including June 30, 2023	4.50 to 1.00
From July 1, 2023 through and including December 31, 2023	4.25 to 1.00
From January 24, 2024 through and including June 30, 2024	4.00 to 1.00
From July 1, 2024 through and including September 30, 2024	3.75 to 1.00
From October 1, 2024 and thereafter	3.50 to 1.00

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousand):

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(4,206)	$(30,523)
Net cash used in investing activities	(3,181)	(59,839)
Net cash provided by financing activities	6,959	90,367
Net (decrease) increase in cash and cash equivalents	$(428)	$5

Cash used in operating activities decreased $26.3 million for the nine months ended September 30, 2022 as compared to the same period in the prior year. The decrease was primarily due to lower use of cash for inventory purchases and timing of vendor payments partially offset by increased accounts receivable as a result of revenue growth and timing of collections.

Cash used in investing activities decreased $56.7 million for the nine months ended September 30, 2022 as compared to the same period in the prior year. The decrease was primarily due to cash paid for acquisitions, net of cash acquired, of $53.2 million related to the acquisitions of our HSS and Global Parts subsidiaries in the prior year period.

Cash provided by financing activities decreased $83.4 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. The decrease was primarily due to $52.0 million of proceeds received in the prior year period related to our public underwritten offering of our common stock in February 2021 and overall lower proceeds from net borrowings of our debt during the current period.

We paid cash dividends totaling $3.8 million or $0.30 per share during the nine months ending September 30, 2022. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Disclosures About Market Risk

Interest Rate Risk

Our bank loan agreement provides available borrowing to us at variable interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. We enter into interest rate swap agreements from time to time to manage or hedge our interest rate risks.

In July 2022, we executed two SOFR-based forward-starting fixed interest rate swaps with a fixed rate of 2.8% for a total notional amount of $150 million in order to hedge a portion of our floating rate debt. The tenor of these swaps will begin on October 31, 2022 and is for a term of five years. Subsequent to September 30, 2022, on October 7, 2022, we entered into an amendment to our loan agreement. Among other things, the amendment provides for a modification of the reference rate from LIBOR to SOFR. See Notes (4) "Debt" and (8) "Fair Value Measurements," of Notes to our Unaudited Consolidated Financial Statements in Item 1 of this report for additional information regarding our debt and interest rate swaps.

There have been no material changes, other than discussed above, to our market risks from those discussed in our most recently filed Annual Report on Form 10-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2021 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2022 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("2021 Form 10-K”). The risk factors disclosed in our 2021 Form 10-K should also be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities during the period covered by this report.

Item 6.    Exhibits

(a) Exhibits
Exhibit 10.1
Fourth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of October 7, 2022, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent

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

VSE CORPORATION

Date:	October 27, 2022	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 27, 2022	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)