Form 10-K
period 2022-12-31
VSE CORP
filed 2023-03-10
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by a check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the registrant's most recently completed second quarter, was approximately $396 million based on the last reported sales price of the registrant's common stock on the NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of February 28, 2023: 12,835,927

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for the Annual Meeting of Stockholders expected to be held on May 3, 2023, which is expected to be filed with the Securities and Exchange Commission on or about April 2, 2023, have been incorporated herein by reference into Part III of this report.

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

PART I

ITEM 1. Business

History and Organization

VSE Corporation is a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to commercial and government markets. The terms "we," "us," "our," "VSE" and the "Company" means VSE Corporation and its operating businesses unless the context indicates otherwise. We provide logistics and distribution services for legacy systems and equipment and professional and technical services to commercial customers; the government, including the United States Department of Defense ("DoD"); and federal civilian agencies. Our operations include supply chain management solutions, parts supply and distribution, and maintenance, repair and overhaul ("MRO") services for vehicle fleet, aviation, maritime and other customers. We also provide vehicle and equipment refurbishment, logistics, engineering support, data management and healthcare IT solutions, and clean energy consulting services. VSE was incorporated in Delaware in 1959 and the parent company serves as a centralized managing and consolidating entity for our three operating segments: Aviation, Fleet and Federal and Defense, each of which consists of one or more wholly owned subsidiaries or unincorporated divisions that perform our services.

We deliver trusted solutions to inspire the performance of tomorrow.

Aviation

Our Aviation segment accounted for 43%, 33%, and 25% of our consolidated revenues in 2022, 2021 and 2020, respectively. The Aviation segment provides international parts supply and distribution, supply chain solutions, and component and engine accessory MRO services supporting global aftermarket commercial and business and general aviation customers. This business offers a range of services to a diversified global client base of commercial airlines, regional airlines, cargo transporters, MRO integrators and providers, aviation manufacturers, corporate and private aircraft owners, and fixed-base operators ("FBOs").

In 2021, we acquired Global Parts Group, Inc. ("Global Parts"), which provides distribution and MRO services for business and general aviation ("B&GA") aircraft families. The acquisition expands our existing B&GA focus and further diversifies our product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers.

Fleet

Our Fleet segment accounted for 27%, 31%, and 37% of our consolidated revenues in 2022, 2021 and 2020, respectively. The Fleet segment provides parts distribution, inventory management, e-commerce fulfillment, logistics and other services to assist aftermarket commercial and government agencies with their supply chain management. Fleet segment operations are conducted under the brand Wheeler Fleet Solutions, which supports government and commercial truck fleets with parts, sustainment solutions and managed inventory services. Revenues for this business are derived from the sale of vehicle parts and mission critical supply chain services to support client truck fleets.

Federal and Defense

Our Federal and Defense segment accounted for 30%, 36%, and 38% of our consolidated revenues in 2022, 2021 and 2020, respectively. The Federal and Defense segment provides aftermarket refurbishment and sustainment services to extend and maintain the life cycle of military vehicles, ships and aircraft for the DoD. The segment provides foreign military sales services, engineering, logistics, maintenance, configuration management, prototyping, technology, and field support services to the DoD and other customers. We also provide energy consulting services and IT solutions to various DoD, federal civilian agencies and commercial clients.

In 2021, we acquired HAECO Special Services, LLC ("HSS"), which offers scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for the DoD, primarily for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet.

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

Revenues and Contracts

We offer our products and professional services through various ordering arrangements, including master service agreements (MSAs), commercial contracts, and federal contract awards. Our revenues are derived from the delivery of products and from contract services performed for our customers for each of our three segments as follows:

•Our Aviation segment revenues result from the sale of aircraft parts and performance of MRO services to private and commercial aircraft owners, aviation MRO providers, and other clients.

•Our Fleet segment revenues result from the sale of aftermarket vehicle parts to government and commercial clients.

•Our Federal and Defense segment revenues result from providing professional and technical services primarily to U.S. government customers on a contract basis. The three primary types of contracts used are cost-type, fixed-price, and time-and-materials.

Customers

Our customers include various commercial entities and government clients. In 2022, our commercial customers represented 53% of our consolidated revenues, up from 43% and 31% in 2021 and 2020, respectively. Our consolidated revenue by customer type are as follows (in thousands):

	Year ended December 31,
	2022	%	2021	%	2020	%
Commercial	$507,900	53	$322,318	43	$208,305	31
DoD	227,722	24	233,422	31	236,397	36
Other government (a)	214,140	23	195,113	26	216,957	33
Total	$949,762	100	$750,853	100	$661,659	100
(a) Includes USPS revenue

Our largest customers by revenue for each of the last three fiscal years were the USPS and the U.S. Navy. The USPS revenues, reported within our Fleet segment, comprised approximately 16%, 20%, and 27% of our consolidated revenues in 2022, 2021 and 2020, respectively. The U.S. Navy revenue, reported within our Federal and Defense segment, comprised approximately 15%, 13%, and 16% of our consolidated revenues in 2022, 2021 and 2020, respectively.

Backlog

Our funded backlog represents the estimated remaining value of work to be performed under firm contracts under our Federal and Defense segment. Bookings for our Aviation and Fleet segments occur at the time of sale, and therefore, these segments do not generally have funded contract backlog and backlog is not an indicator of their potential future revenues. Our funded backlog for our Federal and Defense segment as of December 31, 2022, 2021 and 2020 was approximately $187 million, $185 million and $183 million, respectively. For a complete description of our backlog, see "Bookings and Funded Backlog" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report.

Marketing

Our marketing activities are conducted by each of our businesses by industry-specific sales representatives and professional marketing and business development staff. New customer contacts and information concerning new programs, requirements and opportunities become available through sales calls and client visits, negotiation with key business partners, and formal and informal briefings. We participate in various professional organizations and trade associations, and also attend industry trade shows and events in order to increase our brand awareness and strengthen our service offerings.

Human Capital Resources

Workforce Demographics

Our employees have a variety of specialized experience, training and skills that provide the expertise required to service our customers. As of December 31, 2022, we employed over 2,000 employees. Principal employee categories include (a) mechanics and vehicle, aircraft and equipment technicians, (b) logisticians, (c) warehouse and sales personnel, (d) engineers and technicians in mechanical, electronic, industrial, energy services, and (e) information technology professionals in computer systems, applications and data management disciplines.

Employee Health and Safety

We are committed to providing a safe working environment for our employees. Supported by our Health, Environmental and Safety Program, we strive to minimize the risk of injury or illness to workers. We provide our employees with upfront and ongoing safety training to communicate and implement safety policies and procedures. We also provide our employees with any additional information, leadership, support and equipment needed to safely perform their job function.

Talent Acquisition, Retention and Development

We strive to attract and retain top talent at all levels of the company. To support this objective, we seek to provide opportunities for professional development and career growth and recognize and reward our employees for their contributions and accomplishments.

We encourage employees to provide feedback about their experience and we regularly conduct employee engagement surveys to gauge employee satisfaction and to understand the effectiveness of engaging our employees on all levels. These surveys provide valuable information on drivers of engagement and areas of improvement to help us maintain an employee-focused experience and culture. We also host quarterly town hall meetings to provide an open and frequent line of communication for all employees.

Company culture is a priority. We model our values and focus on our cultural beliefs through recognition, storytelling and creating experiences. Our people and teams remain a key market differentiator for our business.

We offer competitive pay and comprehensive benefits to attract, reward and retain a qualified and diverse workforce to achieve our vision and mission and meet the dynamic needs of employees and their families. In addition to competitive base pay, we offer bonus opportunities, a Company matched 401(k) plan, an employee stock purchase plan, healthcare insurance benefits, health savings and flexible spending accounts, paid time off, holiday pay, flexible work schedules, and education reimbursement and employee assistance programs.

Inclusion and Diversity

We embrace and encourage inclusion and strive to build a culture and company environment supporting inclusion and diversity. Our inclusion and diversity initiatives include our practices and policies on employee recruitment and hiring, professional training and development, employee engagement and the development of a work environment built on the premise of diversity and equity. In 2020, we formed the VSE Inclusion & Diversity Council ("I&D Council"), a leader-led group focused on creating a framework and action plan for inclusion and diversity related initiatives across the organization. Our I&D Council regularly hosts roundtable discussions aimed at increasing cultural awareness and promoting dialogue to encourage a culture that values inclusive behavior in our workplace. We also support employee resource groups, which are voluntary, employee-led groups that are open to all employees and provide a forum for diverse employees and allies from a variety of different backgrounds to share experiences and support our company's diversity initiatives. We believe our employee resource groups, which include Women in the Workforce, Pride, and Latinos Unidos, help foster a diverse and inclusive workplace, build awareness and drive change within our organization. Additionally, we actively seek initiatives and participate in outreach programs to assist individuals who served in the U.S. Armed Forces. These efforts include an emphasis on hiring military veterans to enhance the quality of our workforce.

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

Government Contracts

We must comply with and are affected by a variety of laws and regulations relating to the award, administration, and performance of U.S. Government contracts. We are routinely audited and reviewed by the U.S. Government and its agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency. These agencies evaluate our contract performance, cost structures, and compliance with applicable laws, regulations, and standards, as well as review the adequacy of our business systems and processes relative to U.S. Government requirements. The U.S. Government has the ability to terminate contracts, in whole or in part, with little or no prior notice, for convenience or for default based on our failure to meet specified performance requirements. In the event of termination of a contract for convenience, we would be able to recover costs already incurred on the contract and receive profit on those costs up to the amount authorized under the contract, but not the anticipated profit that would have been earned had the contract been completed. Such a termination could also result in the cancellation of future work on the related program. Termination resulting from our default could expose us to various liabilities, including excess re-procurement costs, and could have a material effect on our ability to compete for future contracts.

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

Government agencies emphasize awarding contracts on a competitive basis, as opposed to a sole source or other noncompetitive basis. Most of the significant contracts under which our Federal and Defense segment currently performs services were either initially awarded on a competitive basis or have been renewed at least once on a competitive basis. These contracts may be indefinite delivery/indefinite quantity type contracts for which the government makes awards for work among several other eligible contract holders, or they may be single award contracts with multiple option years that may or may not be exercised. Accordingly, there can be no assurance regarding the level of work we may obtain under some of these contracts. Government budgets, and in particular the budgets of certain government agencies, can also affect competition in our business.

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

Available Information

We maintain an internet website at www.vsecorp.com. We make available free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or otherwise furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with the SEC. The information on or obtainable through our website is not intended to be incorporate into this Annual Report on Form 10-K. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

Our future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including those risks set forth below, nonrecurring events and other important factors disclosed previously and from time to time in our other reports filed with the SEC.

Operational Risks

We face various risks related to health epidemics, pandemics and similar outbreaks, which could adversely affect our business.

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, including COVID-19. The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations, supply chains and distribution systems. The global aviation market experienced a significant decline during the peak of the COVID-19 pandemic, specifically in global commercial air travel, which had a significant impact on the parts distribution and maintenance, repair and overhaul services markets supporting general aviation and commercial aircraft. Our Aviation segment experienced the most impactful reduction in demand for our products and services during fiscal 2021 and fiscal 2020 compared to fiscal 2019, as a decline in commercial aircraft revenue passenger miles contributed to a reduction in demand for aftermarket parts and MRO services. While we have seen recovery in the overall demand for commercial air travel and currently expect that recovery to continue, any future outbreaks of COVID-19 or other epidemics, pandemics, crises or public health concerns in regions of the world where we have operations or sell products, together with governmental and regulatory responses thereto, could adversely impact the Aviation segment and our operating results.

The extent of the impact of COVID-19 or other epidemics, pandemics, crises or public health concerns on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we cannot accurately predict or assess, including the negative impact it has on global and regional economies and economic activity; decisions by our customers to delay the use of, or permanently retire, certain aircraft, demand levels for aviation disruption inventory, which could result in a and adversely affect our results of operations; write-down of existing inventory to adjust to current market trends; and disruption in demand, which adversely impacts our commercial customers in the Aviation segment. Any of these events could exacerbate the other risks and uncertainties described herein, or in other reports filed with the SEC from time to time, and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Supply chain delays, disruptions, and potential geopolitical uncertainty could adversely affect our business operations and expenses

Due to current economic and geopolitical uncertainty and supply chain disruptions, our business could be adversely impacted by delays or the inability to source products and services for our customers. If our suppliers experience increased disruptions to their operations as a result of these dynamics, they may be unable to fill our supply needs in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business, including higher prices, schedule delays or the costs associated with identifying alternative suppliers. In instances where we may not be able to mitigate these consequences, our ability to perform on our contracts may be impacted, which could result in reduced revenues and profits.

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

As of December 31, 2022, goodwill and intangible assets, net of amortization, accounted for 25% and 9%, respectively, of our total assets. We test our goodwill for impairment annually in the fourth quarter or when evidence of potential impairment exists. We test acquired intangible assets for impairment whenever events or changes in circumstances indicate their carrying value may be impaired. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets.

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

The nature of our operations and work performed by our employees present certain challenges related to workforce management.

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

We are dependent on access to and the performance of third party package delivery companies.

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

Our debt exposes us to certain risks.

As of December 31, 2022, we had $286 million of total debt outstanding (net of unamortized debt issuance costs). The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, we owned or leased building space (including offices, warehouses, shops, and other facilities) at 30 locations. Our major operations are at the following locations:

Aviation - Doral and Miramar, Florida; Independence and Augusta, Kansas; Hebron, Kentucky; and Phoenix, Arizona
Fleet - Somerset, Pennsylvania; Olive Branch, Mississippi; and Grand Prairie, Texas
Federal and Defense - Alexandria, Virginia; Ladysmith, Virginia; Texarkana, Arkansas; Kahului, Hawaii; Columbia, Maryland; Greensboro, North Carolina; Charleston, South Carolina; and Sterling Heights, Michigan
Corporate - Alexandria, Virginia

The following is a summary of the square footage our of floor space as of December 31, 2022 (in thousands):

	Owned	Leased	Total
Aviation Segment	91	180	271
Fleet Segment	271	592	863
Federal and Defense Segment	148	344	492
Corporate	—	95	95
Total	510	1,211	1,721

We consider our facilities to be in good operating condition and sufficient to meet our operational needs for the foreseeable future.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VSE common stock, par value $0.05 per share, is traded on the NASDAQ Global Select Market ("NASDAQ"), trading symbol, "VSEC."

Common Stock - Dividend Paid Per Share

	Dividend Paid Per Share
Quarter Ended	2022	2021
March 31	$0.10	$0.09
June 30	$0.10	$0.09
September 30	$0.10	$0.09
December 31	$0.10	$0.10
For the Year	$0.40	$0.37

Holders

As of February 1, 2023, VSE common stock, par value $0.05 per share, was held by approximately 216 stockholders of record. The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

Dividends

Pursuant to our bank loan agreement, as discussed in Note (7) "Debt" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, the payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, VSE did not sell any of its equity securities that were not registered under the Securities Act. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Rule 10b-18 (a)(3) under the Exchange Act) other than 23,044 shares of our common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Equity Compensation Plan Information

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors: the 2006 Plan and the VSE Corporation 2021 Employee Stock Purchase Plan ("ESPP"). The following table sets forth the amounts of securities authorized for issuance under the 2006 Plan and the ESPP as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	136,086	$42.94	926,607
Equity compensation plans not approved by security holders	—	$—	—
Total	136,086	$42.94	926,607

See Note (10) "Stock-Based Compensation Plans" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding the 2006 Plan and the ESPP.

Performance Graph

The following graph compares the cumulative total return on our common stock with (i) a performance index for the broad market, the NASDAQ Global Select Market, on which our common stock is traded, (ii) a published industry index, the S&P 500 Aerospace & Defense Index, and (iii) our previous peer group comprised of the following: Heico Corporation, Dorman Products, Inc., V2X Inc., and CACI International Inc. Due to recent consolidations within our peer group, we replaced our peer group with the S&P 500 Aerospace & Defense index.

The graph assumes an initial investment of $100 on 12/31/17 and that all dividends have been reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VSE Corporation, The NASDAQ Composite Index, and Peer Groups
250
200
150
100
50
0
12/17
12/18
12/19
12/20
12/21
12/22
VSE
NASDAQ Composite
S&P Aerospace & Defense
Previous Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Performance Graph Table

	2017	2018	2019	2020	2021	2022
VSE	100	62.20	79.97	82.00	130.82	101.58
NASDAQ Composite	100	97.16	132.81	192.47	235.15	158.65
S&P Aerospace & Defense	100	91.93	119.81	100.56	113.86	133.64
Previous Peer Group	100	125.18	179.30	199.71	220.89	228.02

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The following generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

Business Overview

We are a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to government and commercial markets. Our operations are conducted within three reportable segments aligned with our operating segments: Aviation, Fleet and Federal and Defense.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

Our Aviation segment has seen favorable results due to successful investments in growth initiatives, resulting in a 65% increase in annual revenue, totaling $408 million. The expansion of our distribution services was driven by new initiatives offering comprehensive “tip-to-tail” product-line solutions. Our repair business experienced growth from both the recovery of the commercial market and increased market share in the business and general aviation sector. These factors, combined with our growth initiatives, led to a 75% increase in distribution revenue and a 42% increase in repair revenue in 2022 compared to the prior period. In 2022, we secured key multi-year distribution deals for both domestic and new international markets. The new distribution initiatives are expected to bring in sustainable and recurring revenue with growth opportunities, contributing to future positive results. With continued growth in the distribution business and recovery in commercial markets, our focus is on investing in businesses and programs that will broaden our portfolio and reach new customers. The January 2023 acquisition of Precision Fuel Components expands our product offerings and customer base, offering strategic cross-selling opportunities and market share in niche B&GA related markets. The Aviation segment is expected to see continued growth due to progress on new initiatives, offering a favorable outlook for 2023.

Fleet Segment

Our Fleet segment continues to see growth in revenue from commercial fleet customers and e-commerce fulfillment, as the segment moves towards revenue diversification. Fleet is executing its revenue diversification strategy by acquiring new customers and expanding product options for the e-commerce fulfillment business. Commercial customer revenue continues to experience strong growth, increasing 42% in 2022 compared to the prior year. We anticipate continued growth as we extend our reach to meet the increasing demand from the commercial market. In 2022, commercial revenues were 40% of total Fleet segment revenue compared to 18% in 2020, demonstrating the continued success of our revenue diversification strategy. To support commercial revenue, Fleet opened a new distribution warehouse and e-commerce center of excellence in Olive Branch, MS (near Memphis, TN), in January 2023. The new facility, which doubles the existing warehouse space, enhances Fleet's geographical coverage and product offerings for customers. The launch of the new location will allow Fleet to keep up with the growing demand for e-commerce fulfillment. Additionally, we generated steady revenue from our support of the USPS delivery vehicle fleet through supplying parts and managing inventory, with revenue increasing 4% in 2022 compared to the prior year. We continue to monitor USPS vehicle procurement and are ready to support both new vehicles added to the fleet and existing vehicles still in service. Our experience and understanding of the USPS's needs strategically position us to remain a key partner. We are committed to remain agile and supporting the USPS during its vehicle transition. We expect continued growth within our commercial channels, coupled with stable contributions from USPS.

Federal and Defense Segment

In 2022, our Federal and Defense segment experienced revenue growth driven by strong performance in our Naval Sea Systems Command (NAVSEA) program in providing Foreign Military Sales (FMS), with the transfer of a U.S. Navy ship to Bahrain being a major contributor for the revenue increase. We experienced margin impacts from an unfavorable contract mix and recognized a loss on a non-Department of Defense contract with a foreign customer that was completed in 2022. To address these challenges, the Federal and Defense segment is reshaping its presence in the federal market by investing in business development. This includes a change in leadership and a focus on maintaining core operations while expanding our client base and capabilities. We aim to enhance our services and pursue new opportunities to support long-term growth for this segment.

Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Years ended December 31,
	2022	%	2021	%	2020	%
Revenues	$949,762	100.0	$750,853	100.0	$661,659	100.0
Costs and operating expenses	894,631	94.2	729,333	97.1	606,896	91.7
Loss on sale of business entity and certain assets	—	—	—	—	(8,214)	(1.2)
Gain on sale of property	—	—	—	—	1,108	0.2
Goodwill and intangible asset impairment	—	—	—	—	(33,734)	(5.1)
Operating income	55,131	5.8	21,520	2.9	13,923	2.2
Interest expense, net	17,885	1.9	12,069	1.6	13,496	2.0
Income before income taxes	37,246	3.9	9,451	1.3	427	0.2
Provision for income taxes	9,187	1.0	1,485	0.2	5,598	0.8
Net income (loss)	$28,059	2.9	$7,966	1.1	$(5,171)	(0.6)

Revenues. Revenues increased $198.9 million, or 26.5%, in 2022 compared to 2021 due to revenue growth in our Aviation segment of $160.3 million, our Fleet segment of $27.8 million and our Federal and Defense segment of $10.8 million. See "Segment Operating Results" below for further information by segment. See Note (3) to the consolidated financial statements for information regarding sales by type and customer type for each of our segments.

Costs and Operating Expenses. Costs and operating expenses increased $165 million, or 23%, in 2022 compared to 2021. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" below for further information by segment.

Operating Income. Operating income increased $33.6 million, or 156%, in 2022 compared to 2021 attributable to increases of $50.8 million for our Aviation segment and $3.5 million for our Fleet segment, partially offset by a decrease of $20.7 million for our Federal and Defense segment. See "Segment Operating Results" below for further information by segment.

Interest Expense. Interest expense increased approximately $5.8 million or 48.2% in 2022 compared to 2021 primarily due to higher average interest rates on borrowings outstanding.

Provision for Income Taxes. The effective tax rate was 24.7% in 2022 compared 15.7% in 2021. The increase in our effective tax rate primarily resulted from book expense in connection with a decline in the fair market value of our corporate owned life insurance ("COLI") assets in 2022 vs. book income recorded in 2021. For tax purposes, current year COLI book expense was reversed resulting in an unfavorable adjustment to the effective tax rate as opposed to a favorable adjustment reported in 2021.

Our tax rate is also affected by discrete items that may occur in any given year but may not be consistent from year to year. In addition to state income taxes, certain federal and state tax credits and permanent book-tax differences such as foreign derived intangible income ("FDII") deduction, I.R.C. Section 162(m) executive compensation limitation and unrealized investment income or loss from our COLI plan caused differences between the statutory U.S. federal income tax rate and our effective tax rate.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment are as follows (in thousands):

	Years ended December 31,
	2022	%	2021	%	2020	%
Revenues	$408,112	100.0	$247,852	100.0	$165,070	100.0
Costs and operating expenses	371,696	91.1	262,225	105.8	159,743	96.8
Loss on sale of business entity and certain assets	—	—	—	—	(8,214)	(5.0)
Gain on sale of property	—	—	—	—	1,108	0.7
Goodwill and intangible asset impairment	—	—	—	—	(33,734)	(20.4)
Operating income (loss)	$36,416	8.9	$(14,373)	(5.8)	$(35,513)	(21.5)

Revenues. Revenues increased $160 million, or 65%, in 2022 compared to 2021. Distribution revenue increased $129 million, or 75%, driven by contributions from recently initiated distribution contract wins and contributions from the acquisition of Global Parts (which occurred in the third quarter of the prior year). Repair revenue increased $32 million, or 42%, driven by improved demand in end markets as a result of market recovery and share gains with business and general aviation customers.

Costs and Operating Expenses. Costs and operating expenses increased $109 million, or 42%, in 2022 compared to 2021 primarily due to revenues increase as noted above and a $2.3 million non-cash charge to write down accounts receivable and inventory related to the Russian and Ukrainian markets, partially offset by a decrease in costs due to the absence of a $23.7 million inventory valuation reserve recognized in the prior year. Costs and operating expenses for this segment include expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was approximately $9.3 million and $8.7 million for 2022 and 2021, respectively. Expense for allocated corporate costs was approximately $12.9 million and $8.8 million for 2022 and 2021, respectively.

Operating Income. Operating income increased $50.8 million, or 353%, in 2022 compared to 2021 primarily due to contributions from new distribution programs, increases in higher margin repair revenue, and contributions from the Global Parts acquisition.

Fleet Segment Results

The results of operations for our Fleet segment are as follows (in thousands):

	Years ended December 31,
	2022	%	2021	%	2020	%
Revenues	$261,336	100.0	$233,532	100.0	$242,170	100.0
Costs and operating expenses	237,425	90.9	213,106	91.3	215,511	89.0
Operating income	$23,911	9.1	$20,426	8.7	$26,659	11.0

Revenues. Revenues increased $27.8 million, or 12%, in 2022 compared to 2021. The increase was primarily from commercial customers of $31 million, or 42%, and other government customers of $7 million, or 5%. These increases were partially offset by a decrease in sales to DoD customers of $9 million, or 74%.

Costs and Operating Expenses. Costs and operating expenses increased $24.3 million, or 11%, primarily due to increased revenues. Costs and operating expenses for this segment include expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $6.4 million for 2022 and $7.1 million for 2021. Expense for allocated corporate costs was $7.5 million for 2022 and $8.5 million for 2021.

Operating Income. Operating income increased $3.5 million, or 17%, in 2022 compared to 2021, primarily due to a change in mix of products sold, including increased commercial fleet customer and e-commerce fulfillment sales as described above.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment are as follows (in thousands):

	Years ended December 31,
	2022	%	2021	%	2020	%
Revenues	$280,314	100.0	$269,469	100.0	$254,419	100.0
Costs and operating expenses	281,119	100.3	249,572	92.6	228,110	89.7
Operating (loss) income	$(805)	(0.3)	$19,897	7.4	$26,309	10.3

Revenues. Revenues increased $11 million, or 4%, in 2022 compared to 2021 due to revenues from our Foreign Military Sales (FMS) program with the U.S. Navy, partially offset by declines in our U.S. Army work as a result of program completions.

Costs and Operating Expenses. Costs and operating expenses increased $32 million, or 13%, in 2022 compared to 2021 due to increased revenue and a shift in our contract mix to a larger proportion of cost-plus contracts.

Operating (Loss) Income. Operating income decreased approximately $20.7 million, or 104%, in 2022 compared to 2021 primarily due to the completion of a U.S. Army program and a shift in our contract mix to a larger portion of cost-plus contracts, which generally provide lower profit margins compared to fixed-price and T&M contract types. Additionally, we recorded a $7.8 million loss in 2022 related to a specific fixed-price, non-DoD contract with a foreign customer. We have completed work on this contract in 2022.

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

A summary of our bookings, revenues and funded contract backlog for our Federal and Defense segment is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Bookings	$294	$314	$270
Revenues	$280	$269	$254
Funded Backlog	$187	$185	$183

For the year ended December 31, 2022, Federal and Defense segment bookings decreased 6% year-over-year to $294 million, while total funded backlog increased 1% year-over-year to $187 million.

Financial Condition

There has been no material adverse change in our financial condition in 2022. Our bank debt increased $2 million, and we had $160 million of unused bank loan commitments as of December 31, 2022. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing and level of inventory purchases to support new distribution programs, contract delivery schedules, and subcontractor and vendor payments required to perform our contract work; the timing of government contract funding awarded; and collections from our customers.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$8,051	$(17,602)	$35,761
Net cash (used in) provided by investing activities	(2,377)	(61,632)	20,219
Net cash (used in) provided by financing activities	(5,714)	79,374	(56,336)
Net (decrease) increase in cash and cash equivalents	$(40)	$140	$(356)

Cash provided by operating activities was $8.1 million in 2022 compared to cash used in operating activities of $17.6 million in 2021. The change was primarily due to lower use of cash for inventory purchases and timing of vendor payments, partially offset by increased accounts receivable as a result of overall revenue growth and timing of collections.

Cash used in investing activities decreased $59.3 million in 2022 compared to 2021 primarily due to cash paid for acquisitions, net of cash acquired, of $53.3 million related to the acquisitions of our HSS and Global Parts subsidiaries in the prior year.

Cash used in financing activities was $5.7 million in 2022 as compared to cash provided by financing activities of $79.4 million in 2021. The change was primarily due to $52.0 million of proceeds received in the prior year related to our public underwritten offering of our common stock in February 2021 and overall lower net borrowings of our debt in 2022.

We paid cash dividends totaling approximately $5.1 million or $0.40 per share in 2022. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect our liquidity. Our inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Our accounts receivable and accounts payable levels can be affected by changes in the level of contract work we perform, by the timing of large materials purchases and subcontractor efforts used in our contracts, and by delays in the award of contractual coverage and funding and payments. Government funding delays can cause delays in our ability to invoice for revenues earned, presenting a potential negative impact on our days sales outstanding. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include capital expenditures; investments in expansion; improvement and maintenance of our operational and administrative facilities; and investments in the acquisition of businesses.

Our primary source of external financing is our loan agreement with a bank group and includes a term loan facility and a revolving loan facility, with an aggregate maximum borrowing capacity of $350 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of increases is $100 million.

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

See Note (7) "Debt" to our Consolidated Financial Statements for information regarding our loan agreement.

Other Obligations and Commitments

See Note (7) "Debt" to our Consolidated Financial Statements for information regarding our long-term debt obligations. We estimate cash requirements for interest payments on our bank loan debt to be approximately $20.6 million for 2023, $19.8 million for 2024 and $16.2 million for 2025. The estimates do not take into account future drawdowns and repayments on the debt or changes in the variable interest rate, and actual interest may be different. The estimates included variable rate interest obligations estimated based on rates as of December 31, 2022. The interest payments are estimated through the maturity date of our term loan. Interest payments under our revolver loans have been excluded because a reasonable estimate of timing and amount of cash out flows cannot be determined.

See Note (12) "Leases" to our Consolidated Financial Statements for information pertaining to future minimum lease payments relating to our operating and lease obligations.

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

Revenues on fixed-price contracts are recorded as work is performed over the period. We generally recognize revenue using the time-elapsed output method for our fixed-price service offering performance obligations. For certain deliverable-based fixed-price performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion. For such contracts, we estimate total costs at the inception of the contract based on our assumptions of the cost elements required to complete the associated tasks of the contract and assess the effects of the risks on our estimates of total costs to complete the contract. Our cost estimates are based on assumptions that include the complexity of the work, our employee labor costs, the cost of materials and the performance of our subcontractors. These cost estimates are subject to change as we perform under the contract and as a result, the timing of revenues and amount of profit on a contract may change as there are changes in estimated costs to complete the contract. Such adjustments are recognized on a cumulative catch-up basis in the period we identify the changes.

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

The results of our annual goodwill impairment tests in fiscal 2022 and 2021, respectively, indicated that the estimated fair value of each reporting unit exceeded its carrying value. There were no impairment charges recorded in the years ended December 31, 2022 and 2021.

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

The carrying value of net deferred tax assets is based on assumptions regarding our ability to generate sufficient future taxable income to utilize these deferred tax assets within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Deferred tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our bank loan agreement provides available borrowing to us at variable interest rates. Our interest expense is impacted by the overall global economic and interest rate environment. The inflationary environment has also resulted in central banks raising short-term interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods.

A hypothetical 1% increase to interest rates would have increased interest expense by approximately $3.3 million, and would have decreased our net income and operating cash flows by a comparable amount.

For additional information related to our debt and interest rate swap agreements, see Note (7) and Note (8), respectively, to our Consolidated Financial Statements contained in this report.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSE Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2023 expressed an unqualified opinion.

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

Assessment of the write-down of Aviation inventories

As described further in Note 1 to the consolidated financial statements, the Company records inventory within its Aviation Segment at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory which requires the write-down of slow-moving inventory for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include future demand and sales patterns. Changes in these assumptions could have a significant impact on the valuation of the inventory for the Aviation Segment.

The principal considerations for our determination that the assessment of the write-down of inventories, within the Aviation Segment, is a critical audit matter are the magnitude of the inventory balance in the Aviation Segment and that the inputs and assumptions used in determining the write-down are subject to significant management judgement. The inputs and assumptions used in determining the write-down of slow-moving inventory includes the future demand and sales patterns, the identification of specific inventories associated with aircraft with declining usage trends and the impact of recently executed distribution agreements. The assessment of these inputs required a high degree of auditor judgement in evaluating the future customer demand for slow moving inventory.

Our audit procedures related to the write-down of inventory included the following, among others.

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
•We assessed the recovery rates applied to slow moving inventory are consistent with management’s forecasted demand.
•We assessed the identification of specific inventory with declining usage trends by evaluating external industry information.
•We conducted sensitivity analysis around the reserve assumptions applied to aged inventory included in the perpetual listing as of year-end.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Arlington, Virginia
March 9, 2023

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$478	$518
Receivables, net	103,193	76,587
Unbilled receivables	38,307	31,882
Inventories	380,707	322,702
Other current assets	26,193	32,304
Total current assets	548,878	463,993

Property and equipment, net	47,969	42,486
Intangible assets, net	90,624	108,263
Goodwill	248,837	248,753
Operating lease - right-of-use assets	34,412	27,327
Other assets	29,069	27,736
Total assets	$999,789	$918,558

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$10,000	$14,162
Accounts payable	159,600	115,064
Accrued expenses and other current liabilities	53,722	49,465
Dividends payable	1,282	1,273
Total current liabilities	224,604	179,964

Long-term debt, less current portion	276,300	270,407
Deferred compensation	7,398	14,328
Long-term operating lease obligations	32,340	27,168
Deferred tax liabilities	9,621	9,108
Other long-term liabilities	—	250
Total liabilities	550,263	501,225

Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 12,816,613 and 12,726,659 respectively	641	636
Additional paid-in capital	92,620	88,515
Retained earnings	351,297	328,358
Accumulated other comprehensive income (loss)	4,968	(176)
Total stockholders' equity	449,526	417,333
Total liabilities and stockholders' equity	$999,789	$918,558

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income (Loss)

(in thousands, except share and per share amounts)

	For the years ended December 31,
	2022	2021	2020
Revenues:
Products	$562,482	$400,935	$318,324
Services	387,280	349,918	343,335
Total revenues	949,762	750,853	661,659

Costs and operating expenses:
Products	503,932	385,065	283,814
Services	367,897	322,161	302,458
Selling, general and administrative expenses	5,163	3,625	3,120
Amortization of intangible assets	17,639	18,482	17,504
Total costs and operating expenses	894,631	729,333	606,896

	55,131	21,520	54,763

Loss on sale of a business entity and certain assets	—	—	(8,214)
Gain on sale of property	—	—	1,108
Goodwill and intangible asset impairment	—	—	(33,734)

Operating income	55,131	21,520	13,923

Interest expense, net	17,885	12,069	13,496

Income before income taxes	37,246	9,451	427

Provision for income taxes	9,187	1,485	5,598

Net income (loss)	$28,059	$7,966	$(5,171)

Basic earnings (loss) per share	$2.20	$0.63	$(0.47)

Basic weighted average shares outstanding	12,780,117	12,551,459	11,034,256

Diluted earnings (loss) per share	$2.19	$0.63	$(0.47)

Diluted weighted average shares outstanding	12,827,894	12,632,874	11,034,256

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the years ended December 31,
	2022	2021	2020

Net income (loss)	$28,059	$7,966	$(5,171)
Change in fair value of interest rate swap agreements, net of tax	5,144	1,027	(98)
Other comprehensive income (loss), net of tax	5,144	1,027	(98)
Comprehensive income (loss)	$33,203	$8,993	$(5,269)

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

(in thousands except per share data)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	10,970	$549	$29,411	$334,246	$(1,105)	$363,101
Net loss	—	—	—	(5,171)	—	(5,171)
Stock-based compensation	85	4	2,459	—	—	2,463
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	(98)	(98)
Dividends declared ($0.36 per share)	—	—	—	(3,978)	—	(3,978)
Balance at December 31, 2020	11,055	553	31,870	325,097	(1,203)	356,317
Issuance of common stock	1,599	80	51,937	—	—	52,017
Net income	—	—	—	7,966	—	7,966
Stock-based compensation	73	3	4,708	—	—	4,711
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	1,027	1,027
Dividends declared ($0.37 per share)	—	—	—	(4,705)	—	(4,705)
Balance at December 31, 2021	12,727	636	88,515	328,358	(176)	417,333
Net income	—	—	—	28,059	—	28,059
Stock-based compensation	90	5	4,105	—	—	4,110
Change in fair value of interest rate swap agreements, net of tax	—	—	—	—	5,144	5,144
Dividends declared ($0.40 per share)	—	—	—	(5,120)	—	(5,120)
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$28,059	$7,966	$(5,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,570	25,600	24,135
Deferred taxes	(1,139)	(4,356)	106
Stock-based compensation	4,465	3,932	2,858
Provision for inventory	1,094	24,420	—
Loss on sale of a business entity and certain assets	—	—	8,214
Loss (gain) on sale of property and equipment	122	(64)	(1,051)
Goodwill and intangible asset impairment	—	—	33,734
Earn-out obligation fair value adjustment	—	—	(4,999)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(26,606)	(9,413)	7,732
Unbilled receivables	(6,425)	(5,542)	19,694
Inventories	(59,099)	(80,021)	(50,172)
Other current assets and noncurrent assets	(4,522)	(14,247)	(1,722)
Accounts payable and deferred compensation	36,193	33,210	3,503
Accrued expenses and other current and noncurrent liabilities	10,339	913	(1,100)

Net cash provided by (used in) operating activities	8,051	(17,602)	35,761

Cash flows from investing activities:
Purchases of property and equipment	(11,212)	(10,520)	(4,427)
Proceeds from the sale of property and equipment	—	68	2,875
Proceeds from payments on notes receivable	8,835	2,906	1,856
Proceeds from sale of a business entity and certain assets	—	—	19,915
Earn-out obligation payments	—	(750)
Cash paid for acquisitions, net of cash acquired	—	(53,336)	—

Net cash (used in) provided by investing activities	(2,377)	(61,632)	20,219

Cash flows from financing activities:
Borrowings on loan agreement	520,223	491,567	432,999
Repayments on loan agreement	(518,347)	(458,294)	(452,338)
Proceeds from issuance of common stock	899	52,017	—
Earn-out obligation payments	(1,250)	—	(31,701)
Payment of debt financing costs	(1,113)	(808)	(636)
Payment of taxes for equity transactions	(1,015)	(681)	(690)
Dividends paid	(5,111)	(4,427)	(3,970)

Net cash (used in) provided by financing activities	(5,714)	79,374	(56,336)

Net (decrease) increase in cash and cash equivalents	(40)	140	(356)
Cash and cash equivalents at beginning of year	518	378	734
Cash and cash equivalents at end of year	$478	$518	$378
The accompanying notes are an integral part of these financial statements.

Supplemental cash flow disclosures:
Cash paid for interest	$16,423	$12,146	$13,936
Cash paid for income taxes	$10,332	$7,536	$4,759

Supplemental disclosure of noncash investing and financing activities:
Notes receivable from the sale of a business entity and certain assets	$—	$—	$12,852
Earn-out obligation in connection with acquisitions	$—	$1,250	$—

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2022

(1)  Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The term "VSE," the "Company," "us," "we," or "our" means VSE and its subsidiaries and divisions unless the context indicates operations of only VSE as the parent company.

Our operations include aftermarket supply chain management solutions and parts supply for vehicle fleets; maintenance, repair, and overhaul ("MRO") services and parts supply for aviation clients; vehicle and equipment maintenance and refurbishment; logistics; engineering; energy services; IT and health care IT solutions; and consulting services. We serve the United States Government (the "government"), including the United States Department of Defense ("DoD"), federal civilian agencies, and other commercial customers.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements consist of the operations of our parent company and our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements may include, but are not limited to, fair value measurements, inventory provisions, collectability of receivables, estimated profitability of long-term contracts, valuation allowances on deferred tax assets, fair value of goodwill and other intangible assets and contingencies.

Stock-Based Compensation

We issue stock-based awards as compensation to employees and directors. Stock-based awards include stock-settled bonus awards, vesting stock awards and performance share awards. We recognize stock-based compensation expense over the underlying award’s requisite service period, as measured using the award’s grant date fair value. Our policy is to recognize forfeitures as they occur. For performance share awards, we assess the probability of achieving the performance conditions at each reporting period end and adjust compensation expense based on the number of shares we expect to ultimately issue.

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

	Years Ended December 31,
	2022	2021	2020
Basic weighted average common shares outstanding	12,780,117	12,551,459	11,034,256
Effect of dilutive shares	47,777	81,415	—
Diluted weighted average common shares outstanding	12,827,894	12,632,874	11,034,256

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

Leases

We determine at inception whether an arrangement that provides us control over the use of an asset is a lease. Substantially all of our leases are long-term operating leases for facilities with fixed payment terms. We recognize a right-of-use ("ROU") asset and a lease liability upon commencement of our operating leases. The initial lease liability is equal to the future fixed minimum lease payments discounted using our incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that we will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial indirect costs and prepayments, less any lease incentives.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of our trade receivables. Our trade receivables consist of amounts due from various commercial entities and government clients. We believe that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the customer base and their dispersion across many different geographic regions. Contracts with the government, either as a prime or subcontractor, accounted for approximately 47%, 57%, and 69% of revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The credit risk, with respect to contracts with the government, is limited due to the creditworthiness of the respective governmental entity. We perform ongoing credit evaluations and monitoring of the financial condition of all our customers. We maintain an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of our customers.

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

Our Federal and Defense segment revenues result from professional and technical services, which we perform for customers on a contract basis. Revenue is recognized for performance obligations over time as we transfer the services to the customer. The three primary types of contracts used are cost-type, fixed-price and time-and-materials. Revenues result from work performed on these contracts by our employees and our subcontractors and from costs for materials and other work-related costs allowed under our contracts.

Revenues on cost-plus contracts are recorded as contract allowable costs are incurred and fees are earned. Variable consideration is included in the estimated transaction price, to the extent that it is probable that a significant reversal will not occur, when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment based on current facts and circumstances.

Revenues on fixed-price contracts are recorded as work is performed over the period. We generally recognize revenue using the time-elapsed output method for our fixed-price service offering performance obligations. For certain deliverable-based fixed-price performance obligations, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion. For such contracts, we estimate total costs at the inception of the contract based on our assumptions of the cost elements required to complete the associated tasks of the contract and assess the impact of the risks on our estimates of total costs to complete the contract. Our cost estimates are based on assumptions that include the complexity of the work, our employee labor costs, the cost of materials and the performance of our subcontractors. These cost estimates are subject to change as we perform under the contract and as a result, the timing of revenues and amount of profit on a contract may change as there are changes in estimated costs to complete the contract. Such adjustments are recognized on a cumulative catch-up basis in the period we identify the changes.

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

A substantial portion of contract and administrative costs are subject to audit by the Defense Contract Audit Agency. Our indirect cost rates have been audited and approved for 2021 and prior years with no material adjustments to our results of operations or financial position. While we maintain reserves to cover the risk of potential future audit adjustments based primarily on the results of prior audits, we do not believe any future audits will have a material adverse effect on our results of operations, financial position, or cash flows.

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

Allowance for Credit Losses

We establish allowances for credit losses on our accounts receivable and unbilled receivables. To measure expected credit losses, we have disaggregated pools of receivable balances by segment. Within each segment, receivables exhibit similar risk characteristics. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status. We also consider current market conditions and forecasts of future economic conditions to inform potential adjustments to historical loss data. In addition, we also record allowance for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables, such as concerns about a specific customer's inability to meet its financial obligation to us. The adequacy of these allowances is assessed quarterly through consideration of factors on a collective basis where similar characteristics exist and on an individual basis.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories consist primarily of finished goods replacement parts for our Fleet and Aviation segments, and also include related purchasing, storage and handling costs. Inventories for our Aviation segment consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage and handling costs.

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

Deferred Compensation Plans

We established the VSE Corporation Deferred Supplemental Compensation Plan ("DSC Plan") for the benefit of certain key management employees to be incentivized and rewarded based on overall company performance. We recognized DSC Plan expenses of $0.3 million, $0.4 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We invest in corporate owned life insurance ("COLI") products and in mutual funds that are held in a Rabbi Trust to fund the DSC Plan obligations. The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value. The DSC Plan assets are included in other assets on the accompanying consolidated balance sheets. Gains and losses recognized on the changes in fair value of the investments are recorded as selling, general and administrative expenses on the accompanying consolidated statements of income. We recorded a net gain of $22 thousand and net losses of $0.6 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Derivative Instruments

Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are report in other comprehensive income (loss) and reclassified into earnings in a manner that matches the timing of the earnings impact of the hedged transactions.

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

Goodwill and Other Intangible Assets

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is tested for potential impairment at the reporting unit level annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Recent Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We amended our loan agreement in October 2022, which is discussed in Note (7) "Debt". The change from LIBOR rates did not have a material impact on our consolidated financial statements.

(2) Acquisitions and Divestitures

Acquisitions

Global Parts Group, Inc

On July 26, 2021, our Aviation segment acquired Global Parts Group, Inc. ("Global Parts"), a privately owned company with operations in Augusta, Kansas. Global Parts provides distribution and MRO services for business and general aviation ("B&GA") aircraft families. The acquisition expands our existing B&GA focus and further diversifies our existing product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers.

The cash purchase price for Global Parts was approximately $40 million, net of cash acquired, which was funded using our existing bank revolving loan. The purchase price included $2 million of contingent consideration. Refer to Note (17) "Fair Value Measurements," for additional information regarding the earn-out obligation.

We completed the purchase accounting valuation for this transaction in 2021 and recorded the final purchase price allocation as follows (in thousands):

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

The value attributed to the customer relationship intangible asset is being amortized on a straight-line basis using a useful life of 15 years. None of the value attributed to goodwill and customer relationships was deductible for income tax purposes. Goodwill resulting from the acquisition reflects the strategic advantage of expanding our supply chain management capabilities through the diversification of our existing product and platform offerings to new customers.

We incurred approximately $0.5 million of acquisition-related expenses associated with our Global Parts acquisition for the year ended December 31, 2021, which are included in selling, general and administrative expenses.

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

HAECO Special Services, LLC

On March 1, 2021, our Federal and Defense segment acquired HAECO Special Services, LLC ("HSS") from HAECO Airframe Services, LLC, a division of HAECO Americas ("HAECO") for the purchase price of $14.8 million. HSS is a leading provider of fully integrated MRO support solutions for military and government aircraft. HSS provides scheduled depot maintenance, contract field deployment and unscheduled drop-in maintenance for a United States DoD contract specifically for the sustainment of the U.S. Air Force ("USAF") KC-10 fleet. HSS operating results are included in our Federal and Defense segment in the accompanying consolidated financial statements beginning on the acquisition date of March 1, 2021. The acquisition was not material to our consolidated financial statements.

The final allocation of the purchase price resulted in approximately $7.0 million to the fair value of net tangible assets (including $9.2 million of accounts receivable), $0.7 million to goodwill, and $7.2 million to customer relationship intangible asset, which is being amortized over approximately 4 years from the acquisition date.

We incurred approximately $0.3 million of acquisition-related expenses associated with our HSS acquisition for the year ended December 31, 2021, which are included in selling, general and administrative expenses.

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

(3) Revenue Recognition

Disaggregated Revenue
Our revenues are derived from the delivery of products to our customers and from services performed for commercial customers, the DoD, and various other government agencies.

A summary of revenues by customer for each of our operating segments for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

Year Ended December 31, 2022	Fleet	Aviation	Federal and Defense	Total
Commercial	$104,162	$403,155	$583	$507,900
DoD	3,286	—	224,436	227,722
Other government	153,888	4,957	55,295	214,140
Total	$261,336	$408,112	$280,314	$949,762

Year Ended December 31, 2021
Commercial	$73,606	$245,380	$3,332	$322,318
DoD	12,689	—	220,733	233,422
Other government	147,237	2,472	45,404	195,113
Total	$233,532	$247,852	$269,469	$750,853

Year Ended December 31, 2020
Commercial	$42,733	$163,695	$1,877	$208,305
DoD	20,744	1,093	214,560	236,397
Other government	178,693	282	37,982	216,957
Total	$242,170	$165,070	$254,419	$661,659

A summary of revenues by type for each of our operating segments for the year ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

Year Ended December 31, 2022	Fleet	Aviation	Federal and Defense	Total
Repair	$—	$107,399	$—	$107,399
Distribution	261,336	300,713	—	562,049
Cost Plus Contract	—	—	139,958	139,958
Fixed Price Contract	—	—	98,674	98,674
T&M Contract	—	—	41,682	41,682
Total	$261,336	$408,112	$280,314	$949,762

Year Ended December 31, 2021
Repair	$—	$75,725	$—	$75,725
Distribution	233,532	172,127	—	405,659
Cost Plus Contract	—	—	93,694	93,694
Fixed Price Contract	—	—	105,495	105,495
T&M Contract	—	—	70,280	70,280
Total	$233,532	$247,852	$269,469	$750,853

Year Ended December 31, 2020
Repair	$—	$82,445	$—	$82,445
Distribution	242,170	82,625	—	324,795
Cost Plus Contract	—	—	79,064	79,064
Fixed Price Contract	—	—	138,406	138,406
T&M Contract	—	—	36,949	36,949
Total	$242,170	$165,070	$254,419	$661,659
Contract Balances
Receivables, net, represent rights to consideration, which are unconditional other than the passage of time. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include unbilled receivables and contract retentions but exclude billed receivables. Contract liabilities include customer advances, billings in excess of revenues and deferred revenue. Contract assets and liabilities are recorded net on a contract-by-contract basis and are generally classified as current based on our contract operating cycle.
Receivables, net and unbilled receivables as of December 31, 2022 and 2021, respectively, were as follows (in thousands):

	2022	2021
Receivables, net(1)	$103,193	$76,587
Unbilled receivables	38,307	31,882
Total	$141,500	$108,469
(1) Net of allowance of $2.1 million and $1.7 million as of December 31, 2022 and 2021, respectively.
Unbilled receivables increased to $38.3 million as of December 31, 2022 from $31.9 million as of December 31, 2021, primarily due to revenue recognized in excess of billings.
Contract liabilities, which are included in accrued expenses and other current liabilities in our consolidated balance sheet, were $6.4 million as of December 31, 2022 and $7.1 million as of December 31, 2021. For the year ended December 31, 2022 and 2021, we recognized revenue of $3.9 million and $5.1 million, respectively, that was previously included in the beginning balance of contract liabilities.
Performance Obligations

Our performance obligations are satisfied either at a point in time or over time as work progresses. Revenues from products and services transferred to customers at a point in time are primarily related to the sales of vehicle and aircraft parts in our Fleet and Aviation segments. Revenue recognized at a point in time accounted for approximately 59% and 54% of our revenues for the year ended December 31, 2022 and 2021, respectively. Revenues from products and services transferred to customers over time are primarily related to revenues in our Federal and Defense segment and MRO services in our Aviation segment. Revenues recognized over time accounted for approximately 41% and 46% of our revenues for the year ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $187 million. Performance obligations expected to be satisfied within one year and greater than one year are 97% and 3%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

During the year ended December 31, 2022, revenue recognized from performance obligations satisfied in prior periods was not material.

(4)  Other Current Assets

Other current assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Self insurance trust assets	$—	$5,993
Current portion of notes receivable	—	2,820
Vendor advances	14,998	14,552
Other	11,195	8,939
Total	$26,193	$32,304

(5)  Property and Equipment

Property and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Buildings and building improvements	$30,482	$29,596
Computer equipment	29,728	28,084
Furniture, fixtures, equipment and other	48,788	39,377
Leasehold improvements	7,495	7,164
Land and land improvements	4,681	4,726
	121,174	108,947
Less accumulated depreciation and amortization	(73,205)	(66,461)
Total property and equipment, net	$47,969	$42,486

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $7.1 million, $6.1 million and $5.6 million, respectively.

(6)  Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2022 and 2021 by operating segment were as follows (in thousands):

	Fleet	Federal and Defense	Aviation (1)	Total
Balance as of December 31, 2020	$63,190	$30,883	$144,053	$238,126
Goodwill acquired	—	608	10,019	10,627
Balance as of December 31, 2021	$63,190	$31,491	$154,072	$248,753
Adjustments to goodwill	—	84	—	84
Balance as of December 31, 2022	$63,190	$31,575	$154,072	$248,837
(1) As of December 2022 and 2021, the Aviation segment accumulated goodwill impairment loss was $30.9 million.

Goodwill increased during the year ended December 31, 2021 in connection with acquisitions completed during the period as discussed in Note (2) "Acquisitions and Divestitures." There were no impairments of goodwill during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, we recognized a $30.9 million goodwill impairment charge resulting from the negative impact of the COVID-19 pandemic on our Aviation reporting unit.

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
December 31, 2022
Contract and customer-related	$206,291	$(116,881)	$89,410
Trade names	8,670	(7,456)	1,214
Total	$214,961	$(124,337)	$90,624

December 31, 2021
Contract and customer-related	$221,796	$(116,385)	$105,411
Acquired technologies	12,400	(11,915)	485
Trade names	8,670	(6,303)	2,367
Total	$242,866	$(134,603)	$108,263

Intangible assets with a gross carrying value of 27.9 million were fully amortized during the year and are no longer reflected in the intangible asset values as of December 31, 2022. There were no impairment losses during 2022 and 2021. We recognized an impairment expense, included in goodwill and intangible impairment, of $2.8 million within the Aviation segment during the second quarter of 2020 in connection with the sale of all of the inventory of our CT Aerospace subsidiary.

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $17.6 million, $18.5 million and $17.5 million, respectively.

The estimated future annual amortization expense related to intangible assets are as follows (in thousands):

Year Ending December 31,
2023	$13,639
2024	10,059
2025	9,015
2026	8,190
2027	6,444
Thereafter	43,277
Total	$90,624

(7)  Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2022	2021
Bank credit facility - term loan	$100,000	$60,175
Bank credit facility - revolver loans	188,610	226,559
Principal amount of long-term debt	288,610	286,734
Less debt issuance costs	(2,310)	(2,165)
Total long-term debt	286,300	284,569
Less current portion	(10,000)	(14,162)
Long-term debt, net of current portion	$276,300	$270,407

As of December 31, 2022, the interest rate on our outstanding term debt and weighted average interest rate on our aggregate outstanding revolver debt was 6.93% and 7.01%, respectively. Interest expense incurred on bank credit facilities was approximately $17.4 million, $11.2 million and $12.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We have a loan agreement with a group of banks from which we borrow amounts under the loan agreement to provide working capital support, fund letters of credit, and finance acquisitions. The loan agreement includes term and revolving loan facilities. The revolving loan facility provides for revolving loans and letters of credit. The maximum amount of credit available under the loan agreement for revolving loans and letters of credit is $350 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or both facilities up to an aggregate additional amount of $100 million subject to lender approvals. The loan agreement also provides for letters of credit aggregating up to $25 million. As of December 31, 2022 and 2021, we had approximately $1.0 million in letters of credit outstanding.

On October 7, 2022, we entered into the Fourth Amendment to our loan agreement which, among other things, (i) extended the maturity date from July 23, 2024 to October 7, 2025; (ii) reset the aggregate principal amount of the term loan to $100 million, (iii) modified the quarterly amortization payments on the term loan from $3.75 million to $2.50 million, (iv) increased the maximum Total Funded Debt to EBITDA Ratio from 4.25x to 4.50x, with such ratios decreasing thereafter, (v) changed the benchmark rate from LIBOR to Secured Overnight Financing Rate (SOFR) with a SOFR floor of 0%; and (vi) modified pricing to account for the change from LIBOR to SOFR.

Borrowings under our loan agreement bear interest at a variable rate of interest based on Term SOFR or a base rate, plus in each case an applicable margin (based on our Total Funded Debt to EBITDA Ratio). The base rate for any day is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate plus .50%; (ii) the Prime Rate and (iii) the sum of Term SOFR for a one month interest period, plus the difference between the additional Term SOFR interest margin for SOFR rate loans and the additional base rate interest margin for base rate loans. The applicable margins for SOFR loans ranges from 1.50% to 3.75% and .50% to 2.75% for base rate loans. We also pay a commitment fee with respect to undrawn amounts under the revolving loan facility ranging from .25% to .50% (based on our Total Funded Debt to EBITDA Ratio) and fees on letters of credit that are issued.

We incurred and deferred $1.1 million of debt issuance costs in connection with the Fourth Amendment to our loan agreement, which are amortized to interest expense over the remaining term of the loan. Amortization of debt issuance costs was $1.0 million, $1.0 million, $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Future required term and revolver loan payments as of December 31, 2022 are as follows (in thousands):

Year Ending	Term	Revolver	Total
2023	$10,000	$—	$10,000
2024	10,000	—	10,000
2025	80,000	188,610	268,610
Total	$100,000	$188,610	$288,610

The loan agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt to EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of December 31, 2022.

(8) Derivative Instruments and Hedging Activities

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt.

Our derivative instruments designated as cash flow hedges as of December 31, 2022 were (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swap(1)	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
(1) On July 22, 2022, we executed forward-starting fixed interest rate swap, the tenor of which began on October 31, 2022.

These derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized changes in the fair value on cash flow hedges are recognized in other comprehensive income (loss) and the amounts are reclassified from accumulated other comprehensive income (loss) into earnings in a manner that matches the timing of the earnings impact of the hedged transactions. We estimate that we will reclassify $2.9 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following December 31, 2022.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefits	$23,298	$24,395
Contract liabilities	6,402	7,147
Accrued customer rebates and royalties	6,240	4,514
Current portion of lease liabilities	7,254	5,991
Other	10,528	7,418
Total	$53,722	$49,465

(10) Stock-Based Compensation Plans

The VSE Corporation 2006 Restricted Stock Plan, as amended (the "2006 Plan"), provides VSE's employees and directors the opportunity to receive various types of stock-based compensation and cash awards. In May 2020, the stockholders approved amendments to the 2006 Plan extending its term until May 6, 2027 and authorizing an additional 500,000 shares of our common stock for issuance under the 2006 Plan. As of December 31, 2022, we are authorized to issue up to 1,500,000 shares of our common stock and 598,637 shares remained available for issuance. As of December 31, 2022, we have outstanding stock-settled bonus awards, vesting stock awards, and performance share awards under this plan.

Stock-settled bonus awards are a fixed dollar-denominated award that vests over a three-year service period in three equal tranches. As each tranche vests, the fixed dollar value of the vested portion of the award is converted into shares based on the closing market price of our stock at the date of conversion. On each vesting date, 100% of the vested award is paid in stock that is subject to a two-year stock sales restriction. Expense is recognized on a straight-line basis over the requisite service period for each tranche, which results in an accelerated pattern for an award.

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

During fiscal 2021, we established the Employee Stock Purchase Plan (ESPP) to allow eligible employees to purchase shares of our VSE common stock at a discount of up to 15% of the fair market value on specified dates. For ESPP offerings in the year ended December 31, 2022, the purchase price was 12% off the lesser of the fair market value on the date of the offering and the fair market value on the date of purchase, thereby resulting in stock compensation expense of $123 thousand. As of December 31, 2022, 500,000 shares of VSE common stock are authorized for issuance under the ESPP.

Expense and Related Tax Benefits Recognized

Stock-based compensation expense and related tax benefits recognized under the 2006 Plan for the years ended December 31, was as follows (in thousands):

	2022	2021	2020
Stock-settled bonus awards	$1,186	$820	$1,265
Vesting stock awards	2,089	2,273	1,593
Performance share awards	1,067	784	—
Total	$4,342	$3,877	$2,858
Tax benefit recognized from stock-based compensation	$1,083	$967	$713

Stock-Settled Bonus Awards

In March 2022, the employees eligible for the 2021 awards, 2020 awards and 2019 awards received a total of 21,871 shares of common stock. The grant-date fair value of these awards was $43.30 per share. The total compensation cost related to non-vested stock-settled bonus awards not yet recognized was approximately $0.9 million with a weighted average amortization period of 1.4 years as of December 31, 2022. The total fair value of stock-settled bonus awards that vested in the years ended December 31, 2022, 2021 and 2020 was $0.9 million, $0.9 million and $1.2 million, respectively.

Vesting Stock Awards

Vesting stock award activity for the year ended December 31, 2022 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	61,351	$38.80
Granted	46,463	$43.01
Vested	(38,509)	$36.37
Forfeited	(5,380)	$42.53
Unvested as of December 31, 2022	63,925	$43.01

The grant date fair value of vesting stock awards is based on the closing market price of our common stock on the grant date. The weighted average grant date fair value of the vesting stock awards granted for the years ended December 31, 2022, 2021 and 2020 was $43.01, $41.90 and $33.68, respectively. As of December 31, 2022 there was $2.0 million of unrecognized compensation cost related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of vesting stock awards that vested in the years ended December 31, 2022, 2021 and 2020 was $1.7 million, $1.7 million and $1.6 million, respectively.

Performance Share Awards

Performance Share award activity for the year ended December 31, 2022 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	42,173	$42.01
Granted	51,441	$43.30
Vested	(10,542)	$42.01
Forfeited	(10,911)	$42.36
Unvested as of December 31, 2022	72,161	$42.88

The actual number of shares to be issued upon vesting range between 0-100% of the target number of shares granted. The weighted average grant date fair value of the vesting stock awards granted for the year ended December 31, 2022 was $42.01. As of December 31, 2022 there was $1.2 million of unrecognized compensation cost related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of vesting stock awards that vested in the year ended December 31, 2022 was $0.5 million.

(11)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. We have concluded all U.S. federal income tax matters as well as material state and local tax matters for years through 2017.

We file consolidated federal income tax returns that include all of our U.S. subsidiaries. The components of the provision for income taxes from continuing operations for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Current:
Federal	$8,880	$3,919	$4,086
State	1,411	856	1,262
Foreign	35	1,066	144
	10,326	5,841	5,492
Deferred:
Federal	(1,050)	(3,318)	(78)
State	(89)	(1,038)	163
Foreign	—	—	21
	(1,139)	(4,356)	106
Provision for income taxes	$9,187	$1,485	$5,598

The differences between the amount of tax computed at the federal statutory rate of 21% in 2022, 2021 and 2020, and the provision for income taxes from continuing operations for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Tax at statutory federal income tax rate	$7,822	$1,985	$89
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,523	383	(52)
Permanent differences, net	(52)	(839)	(1,406)
Tax credits	(579)	(434)	(195)
Prior year true-up adjustment	189	83	397
Valuation allowance	338	331	6,716
Other provision adjustments	(54)	(24)	49
Provision for income taxes	$9,187	$1,485	$5,598

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2022 and 2021 was as follows (in thousands):

	2022	2021
Deferred compensation and accrued paid leave	$4,552	$5,422
Accrued Expense	1,158	—
Inventory reserve	12,984	12,465
Operating Lease Liabilities	9,840	7,805
Stock-based compensation	942	775
Interest rate swaps	—	58
Capitalized inventory	1,128	900
US operating and capital loss carryforward	6,040	6,045
Tax credit carryforward	1,537	1,411
Foreign country operating loss carryforward	749	892
Other	278	—
	39,208	35,773
Valuation allowance (1)	(8,337)	(8,257)
Total gross deferred tax assets	30,871	27,516

Interest rate swaps	(1,652)	—
Depreciation	(3,017)	(3,895)
Deferred revenues	(1,087)	(1,358)
Goodwill and intangible assets	(26,226)	(24,836)
Operating Lease Right-of-Use Assets	(8,510)	(6,375)
Other	—	(160)
Total gross deferred tax liabilities	(40,492)	(36,624)

Net deferred tax liabilities	$(9,621)	$(9,108)
(1) A valuation allowance was provided against US capital loss in connection with the stock sale of Prime Turbines, certain state net operating loss, tax credit, and foreign tax loss deferred tax assets arising from carryforwards of unused tax benefits.
(2) Certain amounts from prior year have been reclassified to conform with current year presentation.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examinations for the years before 2018.

As of December 31, 2022, we have various tax losses and tax credits that may be applied against future taxable income. The majority of such tax attributes will expire in 2026 through 2034; however, some may be carried forward indefinitely.

(12) Leases

Our operating lease cost included the following components for the year ended December 31, (in thousands):

	2022	2021	2020
Operating lease cost	$6,804	$5,868	$5,032
Short-term lease cost	204	202	622
Less: sublease income	(294)	(152)	(666)
Total lease cost, net	$6,714	$5,918	$4,988

Our lease arrangements do not contain any material residual guarantees, variable payment provisions, or restrictive covenants. In 2020, we closed on a sale-leaseback agreement involving land and an office building utilized by our Aviation segment to conduct operations in Miami, Florida. Under the agreement, the land and building, with a net book value of $1.3 million was sold for a sale price of $2.6 million and leased back under a 6-year term operating lease commencing upon the closing of the transaction. The lease provides us with an option to extend the lease upon the expiration of its term in April 2026 for two additional five-year periods. In connection with the sale and leaseback transaction, we recognized a gain of $1.1 million, net of selling expenses.

The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of December 31, 2022 (in thousands):

Year ending December 31,
2023	$9,217
2024	9,424
2025	9,192
2026	7,785
2027	3,666
Thereafter	6,843
Minimum lease payments	46,127
Less: imputed interest	(6,533)
Present value of minimum lease payments	39,594
Less: current portion of lease liabilities(1)	(7,254)
Long-term lease liabilities	$32,340

(1) Current portion of lease liabilities are presented within Accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note (9) "Accrued Expenses and Other Current Liabilities."

Other supplemental operating lease information for the year ended December 31, was as follows (in thousands):

	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$7,372	$6,309	$3,681
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,295	$11,175	$4,728

The weighted-average remaining lease term and the weighted-average discount rate was 5.1 years and 5.5% as of December 31, 2022, respectively, and 5.1 years and 4.8% as of December 31, 2021, respectively.

(13) Commitments and Contingencies

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

(14)  Business Segments and Customer Information

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

Our segment information is as follows (in thousands):

	For the years ended December 31,
	2022	2021	2020
Revenues
Aviation	$408,112	$247,852	$165,070
Fleet	261,336	233,532	242,170
Federal and Defense	280,314	269,469	254,419
Total revenues	$949,762	$750,853	$661,659

Operating income (loss):
Aviation	$36,416	$(14,373)	$(35,513)
Fleet	23,911	20,426	26,659
Federal and Defense	(805)	19,897	26,309
Corporate expenses	(4,391)	(4,430)	(3,532)
Operating income	$55,131	$21,520	$13,923

Depreciation and amortization expense:
Aviation	$13,174	$11,374	$10,874
Fleet	8,783	9,679	10,260
Federal and Defense	3,613	4,547	3,001
Total depreciation and amortization	$25,570	$25,600	$24,135

Capital expenditures:
Aviation	$5,961	$7,468	$3,445
Fleet	5,502	1,669	675
Federal and Defense	26	124	148
Corporate	1,162	1,259	159
Total capital expenditures	$12,651	$10,520	$4,427

	December 31,
	2022	2021
Total assets:
Aviation	$637,615	$580,156
Fleet	218,138	182,089
Federal and Defense	93,728	92,571
Corporate	50,308	63,742
Total assets	$999,789	$918,558

Customer Information

Our revenues are derived from the delivery of products and services performed for commercial customers and the U.S. government, including the DoD and various other government agencies. The USPS revenues, reported within our Fleet segment, comprised approximately 16%, 20%, and 27% of our consolidated revenues in 2022, 2021 and 2020, respectively. U.S. Navy revenues, reported within our Federal and Defense segment, comprised approximately 15%, 13%, and 16% of our consolidated revenues in 2022, 2021 and 2020, respectively. Our customers also include various other commercial entities and government agencies. See Note (3) "Revenue Recognition" for revenue by customer.
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

Geographical Information

Revenue by geography is based on the billing address of the customer. Our revenue by geographic area is as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
United States	$837,929	$668,892	$598,142
Other Countries(1)	111,833	81,961	63,517
Total revenue	$949,762	$750,853	$661,659
(1) No individual country, other than disclosed above, exceeded 10% of our total revenue for any period presented.

(15)  Capital Stock

Common Stock

Our common stock has a par value of $0.05 per share. Proceeds from common stock issuances that are greater than $0.05 per share are credited to additional paid in capital. Holders of common stock are entitled to one vote per common share held on all matters voted on by our stockholders. Stockholders of record are entitled to the amount of dividends declared per common share held.

In 2021, we completed the issuance and sale of 1,428,600 shares of the Company's common stock, in a public offering at a price of $35.00 per share. The underwriters exercised their option to purchase an additional 170,497 shares. The transaction closed on February 2, 2021. We received net proceeds of approximately $52 million after deducting underwriting discounts, commissions and offering related expenses.

(16)  401(k) Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all of our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $7.1 million, $6.6 million and $5.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(17)  Fair Value Measurements

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value December 31, 2022	Fair Value December 31, 2021
Non-COLI assets held in Deferred Supplemental Compensation Plan(1)	Other assets	Level 1	$539	$598
Interest rate swaps	Other assets	Level 2	$6,620	$—
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	$—	$234
Earn-out obligation - short-term	Accrued expenses and other current liabilities	Level 3	$—	$1,000
Earn-out obligation - long-term	Other long-term liabilities	Level 3	$—	$250
(1) Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

Contingent Consideration

In connection with the acquisition of Global Parts in July 2021, we were required to make earn-out obligation payments of up to $2.0 million should Global Parts meet certain financial targets during the twelve months following the acquisition and meet a certain milestone event on or before March 2023. Final settlement of the obligation was made during the third quarter of fiscal 2022.

Changes in earn-out obligation measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Current portion	Long-term portion	Total
Balance as of December 31, 2020	$—	$—	$—
Acquisition date fair value of contingent consideration	1,750	250	2,000
Earn-out payments	(750)	—	(750)
Balance as of December 31, 2021	1,000	250	1,250
Reclassifications from long-term to current	250	(250)	—
Earn-out payments	(1,250)	—	(1,250)
Balance as of December 31, 2022	$—	$—	$—

(18) Subsequent Events

Acquisition of Precision Fuel Components, LLC
On February 1, 2023, our Aviation segment acquired Precision Fuel Components, LLC ("Precision Fuel"), a privately owned company with operations out of Everett, Washington. Precision Fuel is a market-leading provider of MRO services for engine accessory and fuel systems supporting the B&GA market. The acquisition will expand the Aviation segment's repair capabilities across a diverse base of global rotorcraft, fixed wing, and B&GA customers and complement our existing service capabilities. The aggregate initial cash purchase price for Precision Fuel was approximately $11.8 million, subject to certain post-closing and working capital adjustments.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Grant Thornton LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this report and our internal control over financial reporting, and the firm's report on our internal control over financial reporting are set forth below.

Change in Internal Controls

During the fourth quarter of fiscal year 2022, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected these controls or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 9, 2023 expressed an unqualified opinion on those financial statements.

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
March 9, 2023

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2022 in respect of the Annual Meeting of VSE's stockholders scheduled to be held on May 3, 2023 (the "Proxy Statement").

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

ITEM 16. Form 10-K Summary

None.

VSE Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Statement of Income Accounts		Deductions	Balance at End of Year
(in thousands)
Allowance for credit losses on accounts receivable
Year ended December 31, 2022	1,677	2,177		1,742	2,112
Year ended December 31, 2021	1,493	572		388	1,677
Year ended December 31, 2020	396	1,767	(1)	670	1,493

Valuation allowance for deferred tax assets
Year ended December 31, 2022	8,257	78		—	8,335
Year ended December 31, 2021	7,926	331		—	8,257
Year ended December 31, 2020	1,165	6,761	(2)	—	7,926

(1) Increase in 2020 primarily due to allowances booked as a result of the financial impact from the COVID-19 pandemic.
(2) Increase in 2020 primarily due to full valuation allowance established against capital loss DTA in connection with the Prime Turbines stock sale and full valuation allowance against foreign tax loss DTA.

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Restated Certificate of Incorporation of VSE Corporation dated as of March 4, 1996 (filed herewith)	*
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 2, 2006 (Exhibit 3.1 to Form 10-Q dated August 1, 2006)	*
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 4, 2022	Exhibit No. 3.1
3.4	Amendment No. 3 to the By-Laws of VSE Corporation as amended through October 1, 2022	Exhibit No. 3.2
4.1	Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to Registration Statement No. 2-83255 dated April 22, 1983 on Form S-2)	* + P
4.2	Description of VSE Corporation Securities Registered Pursuant to Section 12 of the Securities Act of 1934 (filed herewith)	* +
10.1	Executive Employment Agreement dated as of September 24, 2019, by and between VSE Corporation and Robert Moore (Exhibit 10.1 to Form 8-K dated September 27, 2019)	* +
10.2	Executive Employment Agreement dated as of July 28, 2021, by and between VSE Corporation and Farinaz S. Tehrani. (Exhibit 10.1 to Form 8-K dated July 30, 2021	* +
10.3	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and John A. Cuomo (Exhibit 10.1 to Form 8-K dated December 9, 2021)	* +
10.4	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Stephen D. Griffin (Exhibit 10.2 to Form 8-K dated December 9, 2021)	* +
10.5	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Benjamin E. Thomas (Exhibit 10.3 to Form 8-K dated December 9, 2021)	* +
10.6	Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Chad Wheeler (Exhibit 10.4 to Form 8-K dated December 9, 2021)	* +
10.7	Separation and Release Agreement (dated as of December 31, 2022, by and between VSE Corporation and Robert A. Moore)	Exhibit 10.2 +
10.8	Separation and Release Agreement dated as of April 26, 2021, by and between VSE Corporation and Thomas M. Kiernan (Exhibit 10.1 to Form 10-Q dated April 29, 2021)	* +
10.9
Fourth Amended and Restated Business Loan and Security Agreement dated January 5, 2018 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of eight other banks (Exhibit 10.1 to Form 8-K dated January 8, 2018)
*
10.10
First Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated November 26, 2019 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of nine other banks (Exhibit 10.1 to Form 8-K dated December 2, 2019)
*

10.11
Second Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated June 29, 2020 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 31, 2020.)
*
10.12
Third Amended and Restated Business Loan and Security Agreement dated July 23, 2021 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 29, 2021)
*
10.13
Fourth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of October 7, 2022, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10-Q dated October 27, 2022)
*
10.14	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	*
10.15	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994 as amended by the Board through March 9, 2004 (Exhibit 10.2 to Form 10-Q dated April 28, 2004)	* +
10.16	VSE Corporation 2006 Restricted Stock Plan, as amended in February 2020	Exhibit 10.1
10.17	VSE Corporation 2021 Employee Stock Purchase Plan (Appendix A to the Registrant’s Proxy Statement on Schedule 14A (Commission File No. 000-03676) filed on April 2, 2021	* +
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
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

VSE CORPORATION

Date:	March 9, 2023	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Cuomo	Director, Chief Executive	March 9, 2023
John A. Cuomo	Officer and President
(Principal Executive Officer)

/s/ Stephen D. Griffin	Senior Vice President	March 9, 2023
Stephen D. Griffin	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Ralph E. Eberhart	Chairman/Director	March 9, 2023
Ralph E. Eberhart

/s/ Calvin S. Koonce	Director	March 9, 2023
Calvin S. Koonce

/s/ James F. Lafond	Director	March 9, 2023
James F. Lafond

/s/ Bonnie K. Wachtel	Director	March 9, 2023
Bonnie K. Wachtel

/s/ John E. Potter	Director	March 9, 2023
John E. Potter

/s/ Mark E. Ferguson III	Director	March 9, 2023
Mark E. Ferguson III

/s/ Edward P. Dolanski	Director	March 9, 2023
Edward P. Dolanski

/s/ Anita D. Britt	Director	March 9, 2023
Anita D. Britt

/s/ Lloyd E. Johnson	Director	March 9, 2023
Lloyd E. Johnson