Form 10-Q
period 2023-03-31
VSE CORP
filed 2023-05-03
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of April 21, 2023: 12,885,937

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, such as the ongoing COVID-19 outbreak, the health and economic impact thereof and the governmental, commercial, consumer and other responses thereto, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023 (“2022 Form 10-K"). All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  Financial Information

Item 1.    Financial Statements

VSE Corporation and Subsidiaries

Unaudited Consolidated Balance Sheets
(in thousands except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$532	$478
Receivables (net of allowance of $2.4 million and $2.1 million, respectively)	113,512	103,193
Unbilled receivables	35,884	38,307
Inventories	416,667	380,707
Other current assets	24,169	26,193
Total current assets	590,764	548,878

Property and equipment (net of accumulated depreciation of $75.5 million and $73.2 million, respectively)	49,533	47,969
Intangible assets (net of accumulated amortization of $128.7 million and $124.3 million, respectively)	90,064	90,624
Goodwill	253,580	248,837
Operating lease - right-of-use assets	33,284	34,412
Other assets	27,178	29,069
Total assets	$1,044,403	$999,789

Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	141,851	159,600
Accrued expenses and other current liabilities	44,302	53,722
Dividends payable	1,289	1,282
Total current liabilities	197,442	224,604

Long-term debt, less current portion	341,855	276,300
Deferred compensation	7,551	7,398
Long-term operating lease obligations	30,743	32,340
Deferred tax liabilities	9,497	9,621
Total liabilities	587,088	550,263

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 12,885,937 and 12,816,613, respectively	644	641
Additional paid-in capital	94,577	92,620
Retained earnings	359,124	351,297
Accumulated other comprehensive income	2,970	4,968
Total stockholders' equity	457,315	449,526
Total liabilities and stockholders' equity	$1,044,403	$999,789

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Income
(in thousands except share and per share amounts)

	For the three months ended March 31,
	2023	2022
Revenues:
Products	$159,066	$137,231
Services	96,367	94,008
Total revenues	255,433	231,239

Costs and operating expenses:
Products	139,011	122,455
Services	92,031	91,228
Selling, general and administrative expenses	2,098	906
Amortization of intangible assets	4,360	4,736
Total costs and operating expenses	237,500	219,325

Operating income	17,933	11,914

Interest expense, net	5,977	3,609

Income before income taxes	11,956	8,305

Provision for income taxes	2,839	2,061

Net income	$9,117	$6,244

Basic earnings per share	$0.71	$0.49

Basic weighted average shares outstanding	12,844,458	12,741,394

Diluted earnings per share	$0.71	$0.49

Diluted weighted average shares outstanding	12,926,424	12,803,279

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	For the three months ended March 31,
	2023	2022
Net income	$9,117	$6,244

Change in fair value of interest rate swap agreements, net of tax	(1,998)	176

Other comprehensive (loss) income, net of tax	(1,998)	176

Comprehensive income	$7,119	$6,420

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity
(in thousands except per share data)

	Three months ended March 31, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526
Net income	—	—	—	9,117	—	9,117
Stock-based compensation	69	3	1,957	—	—	1,960
Other comprehensive loss, net of tax	—	—	—	—	(1,998)	(1,998)
Dividends declared ($0.10 per share)	—	—	—	(1,290)	—	(1,290)
Balance at March 31, 2023	12,886	$644	$94,577	$359,124	$2,970	$457,315

	Three months ended March 31, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333
Net income	—	—	—	6,244	—	6,244
Stock-based compensation	42	2	1,315	—	—	1,317
Other comprehensive income, net of tax	—	—	—	—	176	176
Dividends declared ($0.10 per share)	—	—	—	(1,278)	—	(1,278)
Balance at March 31, 2022	12,769	$638	$89,830	$333,324	$—	$423,792

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,117	$6,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,247	6,337
Amortization of debt issuance cost	213	210
Deferred taxes	540	1,177
Stock-based compensation	2,081	1,308
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(9,801)	(7,371)
Unbilled Receivables, net	2,423	671
Inventories, net	(33,230)	(9,321)
Other current assets and other assets	1,409	4,892
Operating lease assets and liabilities, net	68	(178)
Accounts payable and deferred compensation	(18,257)	(20,997)
Accrued expenses and other current and noncurrent liabilities	(9,484)	(1,146)

Net cash used in operating activities	(48,674)	(18,174)

Cash flows from investing activities:
Purchases of property and equipment	(2,840)	(1,269)
Proceeds from the payment on notes receivable	—	2,662
Cash paid for acquisitions, net of cash acquired	(11,754)	—

Net cash (used in) provided by investing activities	(14,594)	1,393

Cash flows from financing activities:
Borrowings on loan agreement	176,751	112,071
Repayments on loan agreement	(111,363)	(93,005)
Proceeds from issuance of common stock	248	—
Earn-out obligation payments	—	(500)
Payment of taxes for equity transactions	(1,031)	(530)
Dividends paid	(1,283)	(1,275)

Net cash provided by financing activities	63,322	16,761

Net increase (decrease) in cash and cash equivalents	54	(20)
Cash and cash equivalents at beginning of year	478	518
Cash and cash equivalents at end of year	$532	$498

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (“VSE,” the “Company,” “we,” “us,” or “our”) is a diversified aftermarket products and services company providing repair services, parts distribution, logistics, supply chain management and consulting services for land, sea and air transportation assets to commercial and government markets. Our operations are conducted under three operating segments: Aviation, Fleet, and Federal and Defense.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"). In our opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

Certain reclassifications have been made to the prior period financial information in order to conform to the current period's presentation, which include reclassifications within the disaggregated revenue disclosure of revenue by type as further described in Note (3) "Revenue." These reclassifications had no effect on the reported results of operations.

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

(2) Acquisitions

On February 1, 2023, our Aviation segment acquired Precision Fuel Components, LLC ("Precision Fuel") for a preliminary cash purchase price of $11.8 million, subject to post-closing adjustments. Precision Fuel is a market-leading provider of maintenance, repair and overhaul ("MRO") services for engine accessory and fuel systems supporting the business and general aviation ("B&GA") market. The acquisition is intended to expand the Aviation segment's repair capabilities across a diverse base of global rotorcraft, fixed wing, and B&GA customers and complement our existing service capabilities. Precision Fuel operating results are included in the accompanying consolidated financial statements beginning on the acquisition date. The acquisition was not material to our consolidated financial statements.

The allocation of the preliminary purchase price resulted in net tangible assets of $3.1 million, goodwill of $4.7 million, and contract and customer-related intangible asset of $3.8 million, which is being amortized over a period of five years. During the three months ended March 31, 2023, we incurred $0.2 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

(3) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial customers, the United States Department of Defense ("DoD"), and various other government agencies.

A summary of revenues by customer for our each of our operating segments for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three months ended March 31, 2023
	Aviation	Fleet	Federal and Defense	Total
Commercial	$112,060	$32,544	$154	$144,758
DoD	—	—	54,579	54,579
Other government	1,175	42,808	12,113	56,096
Total	$113,235	$75,352	$66,846	$255,433

	Three months ended March 31, 2022
	Aviation	Fleet	Federal and Defense	Total
Commercial	$91,912	$27,856	$92	$119,860
DoD	—	1,729	50,395	52,124
Other government	1,378	37,445	20,432	59,255
Total	$93,290	$67,030	$70,919	$231,239

A summary of revenues by type for our each of our operating segments for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three months ended March 31, 2023
	Aviation	Fleet	Federal and Defense	Total
Repair	$32,054	$—	$—	$32,054
Distribution	81,181	75,352	—	156,533
Cost Plus Contract	—	—	33,901	33,901
Fixed Price Contract	—	—	24,682	24,682
T&M Contract	—	—	8,263	8,263
Total	$113,235	$75,352	$66,846	$255,433

	Three months ended March 31, 2022
	Aviation	Fleet	Federal and Defense(1)	Total
Repair	$22,363	$—	$—	$22,363
Distribution	70,927	67,030	—	137,957
Cost Plus Contract	—	—	30,577	30,577
Fixed Price Contract	—	—	24,482	24,482
T&M Contract	—	—	15,860	15,860
Total	$93,290	$67,030	$70,919	$231,239
(1) In the fourth quarter of fiscal 2022, we reclassified revenues associated with a certain program within our Federal and Defense Segment from T&M to Fixed Price contract type. Prior year amounts have been reclassified to conform with current year presentation.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

Contract Balances

Contract balances were as follows (in thousands):

		March 31,	December 31,
	Financial Statement Classification	2023	2022
Contract assets	Unbilled receivables	35,884	38,307
Contract liabilities	Accrued expenses and other current liabilities	7,953	6,402

For the three months ended March 31, 2023 and 2022, we recognized revenue that was previously included in the beginning balance of contract liabilities of $1.4 million and $2.1 million, respectively.

Performance Obligations

As of March 31, 2023, the aggregate amount of transaction prices allocated to unsatisfied or partially unsatisfied performance obligations was $185 million. The performance obligations expected to be satisfied within one year and greater than one year are 94% and 6%, respectively. We have applied the practical expedient for certain parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.
During the three months ended March 31, 2023 and 2022, revenue recognized from performance obligations satisfied in prior periods was not material.

(4) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Bank credit facility - term loan	$97,500	$100,000
Bank credit facility - revolver loans	256,498	188,610
Principal amount of long-term debt	353,998	288,610
Less debt issuance costs	(2,143)	(2,310)
Total long-term debt	351,855	286,300
Less current portion	(10,000)	(10,000)
Long-term debt, less current portion	$341,855	$276,300

Borrowings under our term and revolving credit facilities mature in October 2025. As of March 31, 2023, the interest rate on our outstanding term debt and weighted average interest rate on our aggregate outstanding revolver debt was 7.51% and 7.69%, respectively. Interest expense incurred on bank credit facilities was approximately $6.4 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively. We had letters of credit outstanding of $0.7 million and $1.0 million as of March 31, 2023 and December 31, 2022, respectively.

Future required term and revolver loan payments as of March 31, 2023 are as follows (in thousands):

Year Ending	Term Loan	Revolver Loan	Total
Remainder of 2023	$7,500	$—	$7,500
2024	10,000	—	10,000
2025	80,000	256,498	336,498
Total	$97,500	$256,498	$353,998

We were in compliance with required ratios and other terms and conditions under our loan agreement as of March 31, 2023.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

(5) Derivative Instruments and Hedging Activities

Our derivative instruments designated as cash flow hedges as of March 31, 2023 were (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. For the three months ended March 31, 2023, we reclassified $0.6 million from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $2.6 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following March 31, 2023.

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended March 31,
	2023	2022
Basic weighted average common shares outstanding	12,844,458	12,741,394
Effect of dilutive shares	81,966	61,885
Diluted weighted average common shares outstanding	12,926,424	12,803,279

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
March 31, 2023

(8) Business Segments and Customer Information

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

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended March 31,
	2023	2022
Revenues:
Aviation	$113,235	$93,290
Fleet	75,352	67,030
Federal and Defense	66,846	70,919
Total revenues	$255,433	$231,239

Operating income (loss):
Aviation	$15,663	$7,622
Fleet	5,899	6,381
Federal and Defense	(580)	(688)
Corporate/unallocated expenses	(3,049)	(1,401)
Operating income	$17,933	$11,914

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

(9) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2023 were as follows (in thousands):

	Aviation	Fleet	Federal and Defense	Total
Balance as of December 31, 2022	$154,072	$63,190	$31,575	$248,837
Acquisitions	4,743	—	—	4,743
Balance as of March 31, 2023	$158,815	$63,190	$31,575	$253,580

Goodwill increased during the three months ended March 31, 2023 in connection with the acquisition during the period as discussed in Note (2) "Acquisitions."

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
March 31, 2023
Contract and customer-related	$210,091	$(120,953)	$89,138
Trade names	8,670	(7,744)	926
Total	$218,761	$(128,697)	$90,064

December 31, 2022
Contract and customer-related	$206,291	$(116,881)	$89,410
Trade names	8,670	(7,456)	1,214
Total	$214,961	$(124,337)	$90,624

The gross carrying amount of contract and customer-related intangibles increased during the three months ended March 31, 2023 in connection with the acquisition during the period as discussed in Note (2) "Acquisitions."

As of March 31, 2023, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year Ending
Remainder of 2023	$9,976
2024	10,819
2025	9,775
2026	8,950
2027	7,204
Thereafter	43,340
Total	$90,064

VSE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

(10) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2023	Fair Value December 31, 2022
Non-COLI assets held in Deferred Supplemental Compensation Plan(1)	Other assets	Level 1	$559	$539
Interest rate swaps	Other assets	Level 2	$3,957	$6,620
(1) Non-Company Owned Life Insurance ("COLI") assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

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

Our effective tax rate was 23.7% and 24.8% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was lower for the three months ended March 31, 2023 compared to the same period of prior year primarily due to (1) book income in connection with the fair market value increase in our COLI plan in the period ended March 31, 2023 that was reversed for tax purposes as opposed to book expense in the same period in 2022, and (2) higher tax deduction projected for foreign derived intangible income ("FDII") in 2023.

(12) Subsequent Events

On May 1, 2023, we entered into a definitive agreement to sell our Federal and Defense Segment to Bernhard Capital Partners, for total consideration of up to $100 million, consisting of $50 million in cash proceeds and an earn-out of up to $50 million subject to the achievement of certain milestones. The sale allows us to advance our focus on long-term strategic growth areas. The transaction is expected to close in late 2023 to early 2024 and is subject to customary closing conditions and approvals.

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

Aviation Segment

In the first quarter of 2023, our Aviation segment results benefited from the strong performance of both our distribution and repair businesses driven by broader recovery in commercial market activity, together with share gains within the business & general aviation (“B&GA”) market. Market growth and share gains have resulted in a 14% and 43% year-over-year increase in distribution and repair revenue, respectively, during the three months ended March 31, 2023, compared to the same period for the prior year.

As we continue to grow our operations, we see opportunities to strategically expand our platform offerings to include additional products and services that address the distinct needs of our aftermarket customers. Our acquisition of Precision Fuel in February 2023 expanded our product lines, client base and enabled cross-selling opportunities.

During the quarter, we extended key distribution agreements to secure multi-year contracts that provide stable, recurring revenue channels. We expect favorable long-term growth trends as we scale our industry-leading Aviation parts distribution and MRO platform capabilities with leading global commercial brands.

Fleet Segment

Our Fleet segment growth was driven by strong contributions from commercial fleet customers, e-commerce fulfillment volume, and the United States Postal Service ("USPS"). Our commercial client base includes companies in various industries that have vehicle fleets required to meet mission-critical delivery or service schedules. We continue to execute on our revenue diversification strategy through sustained growth in commercial revenue to expand our presence beyond the long-term relationship with the USPS. Commercial customer revenue continues to see a strong growth trend, increasing 17% during the three months ended March 31, 2023 compared to the same period in the prior year. We expect continued growth within the commercial channel, and steady contributions from the USPS and government customers.

Federal and Defense Segment

Our Federal and Defense segment continues to focus on redefining VSE in the federal marketplace. We have refocused our resources to build our contract backlog in current and new markets. In the first quarter, revenue declined 6%, driven by program completions. Segment profitability was negatively impacted by an increase in cost-plus contracts as a percentage of total sales.

Results of Operations

Consolidated Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)
Revenues	$255,433	$231,239	$24,194	10.5%
Costs and operating expenses	237,500	219,325	18,175	8.3%
Operating income	17,933	11,914	6,019	50.5%
Interest expense, net	5,977	3,609	2,368	65.6%
Income before income taxes	11,956	8,305	3,651	44.0%
Provision for income taxes	2,839	2,061	778	37.7%
Net income	$9,117	$6,244	$2,873	46.0%

Revenues. Revenues increased attributable to growth in our Aviation segment of $19.9 million and our Fleet segment of $8.3 million, partially offset by a decrease in our Federal and Defense segment of $4.1 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased primarily due to increases in revenue. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income increased attributable to an increase of $8.0 million for our Aviation segment and $0.1 million for our Federal and Defense segment, partially offset by a decrease of $0.5 million for our Fleet segment. See "Segment Operating Results" for a discussion of operating income by segment. The operating income increase attributable to our segments was partially offset by an increase of $1.6 million of expenses related to corporate acquisition, integration and restructuring costs incurred during the current period.

Interest Expense. Interest expense increased due to a higher average interest rate on borrowings outstanding.

Provision for Income Taxes. Our effective tax rate was 23.7% for the three months ended March 31, 2023 and 24.8% for the same period of the prior year. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. Permanent differences such as foreign derived intangible income ("FDII") deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The lower effective tax rate for the three months ended March 31, 2023 primarily resulted from (1) book income in connection with the fair market value increase in our Company Owned Life Insurance ("COLI") plan in the period ended March 31, 2023 that was reversed for tax purposes as opposed to book expense in the same period in 2022, and (2) higher FDII tax deduction projected for 2023 compared to 2022.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)
Revenues	$113,235	$93,290	$19,945	21%
Costs and operating expenses	97,572	85,668	11,904	14%
Operating income	$15,663	$7,622	$8,041	105%
Profit percentage	13.8%	8.2%

Revenues. Revenues for our Aviation segment increased for the three months ended March 31, 2023 compared to the same period of the prior year primarily driven by contributions from recently initiated distribution contract wins and improved demand for our commercial aerospace products and services resulting from continued recovery in global commercial air travel. Aviation distribution revenue increased $10.3 million, or 14%, and repair revenue increased $9.7 million, or 43%, for the three months ended March 31, 2023 compared to the same period in the prior year.

Costs and operating expenses. Costs and operating expenses increased for the three months ended March 31, 2023 compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $2.5 million for the three months ended March 31, 2023 compared to $2.3 million for the same period in the prior year. Allocated corporate costs were $3.2 million for the three months ended March 31, 2023 compared to $2.9 million for the same period in the prior year.

Operating income. Operating income increased for the three months ended March 31, 2023 compared to the same period of the prior year primarily due to revenue growth and a favorable shift in sales mix and pricing.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)
Revenues	$75,352	$67,030	$8,322	12%
Costs and operating expenses	69,453	60,649	8,804	15%
Operating income	$5,899	$6,381	$(482)	(8)%
Profit percentage	7.8%	9.5%

Revenues. Revenues for our Fleet segment increased for the three months ended March 31, 2023 compared to the same period of the prior year primarily attributable to increases from commercial customers of $4.7 million, or 17%, and other government customers of $5.4 million, or 14%. These increases were partially offset by decreased revenues from DoD customers of $1.7 million. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business. Revenues from other government customers increased attributable to increased support of legacy USPS vehicle fleets.

Costs and operating expense. Costs and operating expenses increased for the three months ended March 31, 2023 compared to the same period of the prior year primarily due to increased revenues. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $1.5 million for the three months ended March 31, 2023 compared to $1.8 million for the same period in the prior year. Expense for allocated corporate costs was $2.0 million for the three months ended March 31, 2023 and $2.1 million for the same period in the prior year.

Operating income. Operating income decreased for the three months ended March 31, 2023 compared to the same period of the prior year primarily driven by costs for the newly launched e-commerce fulfillment and distribution center in the Memphis area.

Federal and Defense Segment Results

The results of operations for our Federal and Defense segment were as follows (in thousands):

	Three months ended March 31,
	2023	2022	Change ($)	Change (%)
Revenues	$66,846	$70,919	$(4,073)	(6)%
Costs and operating expenses	67,426	71,607	(4,181)	(6)%
Operating loss	$(580)	$(688)	$108	(16)%
Loss percentage	(0.9)%	(1.0)%

Revenues. Revenues for our Federal and Defense segment decreased for the three months ended March 31, 2023 compared to the same period of the prior year due to declines in our U.S. Army work due to program completions and volume declines related to a maintenance contract with the U.S. Air Force. These decreases were partially offset by an increase in logistics and distribution program sales.

Costs and operating expenses. Costs and operating expenses decreased for the three months ended March 31, 2023 compared to the same period of the prior year primary attributable to a decrease in revenue and a $3.5 million loss recognized in the prior year on a fixed-price contract.

Operating loss. Operating loss decreased for the three months ended March 31, 2023 compared to the same period of the prior year primarily due to decreased revenue, a shift in our contract mix to a larger portion of cost-type contracts, which generally provide lower profit margins than fixed-price and T&M contract types, and costs associated with restructure-related activities in the current period.

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

A summary of our bookings and revenues for our Federal and Defense segment for the three months ended March 31, 2023 and 2022, and funded contract backlog as of March 31, 2023 and 2022 is as follows (in millions):

	2023	2022
Bookings	$61	$92
Revenues	$67	$71
Funded Contract Backlog	$185	$198

For the three months ended March 31, 2023, Federal and Defense segment bookings decreased 34% year-over-year to $61 million, while total funded backlog decreased 7% year-over-year to $185 million.

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

Our primary source of external financing is our loan agreement with a bank group and includes a term loan facility and a revolving loan facility, with an aggregate maximum borrowing capacity of $350 million. Under the loan agreement we may elect to increase the maximum availability of the term loan facility, the revolving loan facility, or a combination of both facilities, subject to customary lender commitment approvals. The aggregate limit of increases is $100 million. Our bank debt increased approximately $65.4 million for the three months ended March 31, 2023. As of March 31, 2023, we had term loan borrowings outstanding of $97.5 million, revolving loan borrowings outstanding of $256.5 million, outstanding letters of credit of $0.7 million, and $93 million of unused bank loan commitments.

Cash Flows

The following table summarizes our cash flows (in thousand):

	Three months ended March 31,
	2023	2022
Net cash used in operating activities	$(48,674)	$(18,174)
Net cash (used in) provided by investing activities	(14,594)	1,393
Net cash provided by financing activities	63,322	16,761
Net increase (decrease) in cash and cash equivalents	$54	$(20)

Cash used in operating activities increased $30.5 million for the three months ended March 31, 2023 as compared to the same period of the prior year. The increase was primarily due to greater use of cash for inventory purchases.

Cash used in investing activities was $14.6 million for the three months ended March 31, 2023 compared to cash provided by investing activities of $1.4 million for the same period of the prior year. The change was primarily due to cash paid for the acquisition of Precision Fuel in the current period.

Cash provided by financing activities increased $46.6 million for the three months ended March 31, 2023 as compared to the same period of the prior year. The increase was primarily due to overall higher proceeds from net borrowings of our debt during the current period.

We paid cash dividends totaling $1.3 million or $0.10 per share during the three months ending March 31, 2023. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

For additional information related to our debt and interest rate swap agreements, see Note (4) and Note (5), respectively, to our Consolidated Financial Statements contained in this report.

There have been no material changes to our market risks from those discussed in our most recently filed Annual Report on Form 10-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2022 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   Other Information

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors set forth in our Annual Report on Form 10-K are updated by adding the following:

Circumstances associated with divestitures could adversely affect the Company's results of operations and financial condition.

We may periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures may require significant investment of time and resources and may disrupt our business, distract management from other responsibilities, and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which could adversely affect our financial results.

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

VSE CORPORATION

Date:	May 2, 2023	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 2, 2023	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)