Form 10-Q
period 2023-06-30
VSE CORP
filed 2023-07-27
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of July 24, 2023: 15,372,544

Forward-Looking Statements

This quarterly report on Form 10-Q (“Form 10-Q”) contains statements that, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is included for purposes of such safe harbor provisions.

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, the health and economic impact thereof and the governmental, commercial, consumer and other responses thereto, such as growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023 (“2022 Form 10-K"). All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,163	$305
Receivables (net of allowance of $2.5 million and $2.0 million, respectively)	114,154	90,599
Unbilled receivables	6,229	7,409
Inventories	427,822	380,438
Other current assets	14,797	15,202
Current assets held-for-sale	107,059	54,925
Total current assets	674,224	548,878
Property and equipment (net of accumulated depreciation of $33.6 million and $30.7 million, respectively)	43,992	40,501
Intangible assets (net of accumulated amortization of $128.8 million and $121.3 million, respectively)	82,818	86,558
Goodwill	222,023	217,262
Operating lease - right-of-use assets	20,194	21,558
Other assets	30,220	29,019
Non-current assets held-for-sale	—	56,013
Total assets	$1,073,471	$999,789
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	104,566	128,504
Accrued expenses and other current liabilities	30,295	31,889
Dividends payable	1,290	1,282
Current liabilities held-for-sale	64,070	52,929
Total current liabilities	210,221	224,604
Long-term debt, less current portion	365,110	276,300
Deferred compensation	7,651	7,398
Long-term operating lease obligations	17,609	19,154
Deferred tax liabilities	3,743	4,986
Non-current liabilities held-for-sale	—	17,821
Total liabilities	604,334	550,263
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 12,897,544 and 12,816,613, respectively	645	641
Additional paid-in capital	96,471	92,620
Retained earnings	366,690	351,297
Accumulated other comprehensive income	5,331	4,968
Total stockholders' equity	469,137	449,526
Total liabilities and stockholders' equity	$1,073,471	$999,789
The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands except share and per share amounts)	2023	2022	2023	2022
Revenues:
Products	$165,997	$142,003	$320,443	$278,172
Services	39,226	27,758	73,367	51,909
Total revenues	205,223	169,761	393,810	330,081

Costs and operating expenses:
Products	147,139	129,617	282,388	250,714
Services	32,327	25,120	62,903	47,525
Selling, general and administrative expenses	1,519	473	3,564	1,180
Amortization of intangible assets	3,601	4,016	7,540	8,110
Total costs and operating expenses	184,586	159,226	356,395	307,529

Operating income	20,637	10,535	37,415	22,552
Interest expense, net	7,366	3,872	13,346	7,482
Income from continuing operations before income taxes	13,271	6,663	24,069	15,070
Provision for income taxes	3,182	1,908	5,860	4,026
Income from continuing operations	10,089	4,755	18,209	11,044
(Loss) income from discontinued operations, net of tax	(1,234)	2,793	(237)	2,748
Net income	$8,855	$7,548	$17,972	$13,792

Earnings (loss) per share:
Basic
Continuing operations	$0.78	$0.37	$1.42	$0.87
Discontinued operations	(0.10)	0.22	(0.02)	0.21
	$0.68	$0.59	$1.40	$1.08
Diluted
Continuing operations	$0.78	$0.37	$1.42	$0.87
Discontinued operations	(0.10)	0.22	(0.02)	0.21
	$0.68	$0.59	$1.40	$1.08

Weighted average shares outstanding:
Basic	12,886,100	12,778,355	12,865,394	12,760,026
Diluted	12,916,998	12,811,078	12,921,826	12,807,249

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$8,855	$7,548	$17,972	$13,792
Other comprehensive income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	2,361	—	363	176
Total other comprehensive income, net of tax	2,361	—	363	176
Comprehensive income	$11,216	$7,548	$18,335	$13,968

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands except per share data)	Shares	Amount
Balance at March 31, 2023	12,886	$644	$94,577	$359,124	$2,970	$457,315
Net income	—	—	—	8,855	—	8,855
Stock-based compensation	12	1	1,894	—	—	1,895
Other comprehensive income, net of tax	—	—	—	—	2,361	2,361
Dividends declared ($0.10 per share)	—	—	—	(1,289)	—	(1,289)
Balance at June 30, 2023	12,898	$645	$96,471	$366,690	$5,331	$469,137

	Three Months Ended June 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands except per share data)	Shares	Amount
Balance at March 31, 2022	12,769	$638	$89,830	$333,324	$—	$423,792
Net income	—	—	—	7,548	—	7,548
Stock-based compensation	26	2	1,221	—	—	1,223
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends declared ($0.10 per share)	—	—	—	(1,280)	—	(1,280)
Balance at June 30, 2022	12,795	$640	$91,051	$339,592	$—	$431,283

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Six months ended June 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands except per share data)	Shares	Amount
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526
Net income	—	—	—	17,972	—	17,972
Stock-based compensation	81	4	3,851	—	—	3,855
Other comprehensive income, net of tax	—	—	—	—	363	363
Dividends declared ($0.20 per share)	—	—	—	(2,579)	—	(2,579)
Balance at June 30, 2023	12,898	$645	$96,471	$366,690	$5,331	$469,137

	Six months ended June 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Common Stock
(in thousands except per share data)	Shares	Amount
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333
Net income	—	—	—	13,792	—	13,792
Stock-based compensation	68	4	2,536	—	—	2,540
Other comprehensive income, net of tax	—	—	—	—	176	176
Dividends declared ($0.20 per share)	—	—	—	(2,558)	—	(2,558)
Balance at June 30, 2022	12,795	$640	$91,051	$339,592	$—	$431,283

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
(in thousands)	2023	2022
	(a)	(a)
Cash flows from operating activities:
Net income	$17,972	$13,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,011	12,430
Amortization of debt issuance cost	420	420
Deferred taxes	(1,533)	(790)
Stock-based compensation	3,894	2,675
Provision for inventory	742	1,094
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(21,082)	(25,607)
Unbilled Receivables, net	(110)	(9,428)
Inventories, net	(45,580)	(16,145)
Other current assets and other assets	(1,274)	6,036
Operating lease assets and liabilities, net	(67)	(69)
Accounts payable and deferred compensation	(27,429)	(4,848)
Accrued expenses and other current and noncurrent liabilities	(3,055)	302
Net cash used in operating activities	(65,091)	(20,138)
Cash flows from investing activities:
Purchases of property and equipment	(6,137)	(2,746)
Proceeds from the payment on notes receivable	1,557	3,073
Cash paid for acquisitions, net of cash acquired	(11,711)	—
Net cash (used in) provided by investing activities	(16,291)	327
Cash flows from financing activities:
Borrowings on loan agreement	322,813	236,194
Repayments on loan agreement	(234,423)	(212,572)
Proceeds from issuance of common stock	456	486
Earn-out obligation payments	—	(1,000)
Payment of taxes for equity transactions	(1,031)	(892)
Dividends paid	(2,571)	(2,552)
Net cash provided by financing activities	85,244	19,664
Net increase (decrease) in cash and cash equivalents	3,862	(147)
Cash and cash equivalents, beginning of period	478	518
Cash and cash equivalents, end of period	$4,340	$371

(a) The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated, and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (“VSE,” the “Company,” “we,” “us,” or “our”) is a diversified aftermarket products and services company providing maintenance, repair and overhaul ("MRO") services, parts distribution, logistics, supply chain management and consulting services for transportation assets to commercial and government markets.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"). In our opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

On May 1, 2023, we entered into a definitive agreement to sell our Federal and Defense segment. The consolidated financial statements present the Federal and Defense segment's results of operations as discontinued operations, and the related assets and liabilities as held-for-sale for all periods presented. See Note (3) "Discontinued Operations" for further discussion. Following the completion of the sale transaction, our operations are conducted under two operating segments: Aviation and Fleet.

Certain reclassifications have been made to the prior period financial information to reflect discontinued operations classification. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

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

(2) Acquisitions

Precision Fuel Components, LLC

On February 1, 2023, our Aviation segment acquired Precision Fuel Components, LLC ("Precision Fuel") for a purchase price of $11.7 million. Precision Fuel provides MRO services for engine accessory and fuel systems supporting the business and general aviation ("B&GA") market. Our acquisition of Precision Fuel expanded our MRO capabilities and client base. Precision Fuel operating results are included in the accompanying consolidated financial statements beginning on the acquisition date. The acquisition was not material to our consolidated financial statements.

The preliminary allocation of the purchase price resulted in net tangible assets of $3.1 million, goodwill of $4.8 million, and contract and customer-related intangible asset of $3.8 million, which is being amortized over a period of five years. During the six months ended June 30, 2023, we incurred $0.2 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

(3) Discontinued Operations

On May 1, 2023, we entered into a definitive agreement to sell our Federal and Defense business to Bernhard Capital Partners Management LP for total consideration of up to $100.0 million, consisting of a $50.0 million cash payment at the closing of the transaction and an earn-out payment of up to $50.0 million subject to the achievement of certain milestones. The transaction is expected to close in late 2023 to early 2024 and is subject to customary closing conditions and approvals.

The results of operations from discontinued operations for the three and six months ended June 30, 2023 and 2022, consist of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues	$67,039	$71,953	$133,885	$142,871
(Loss) income from discontinued operations before income taxes	$(1,779)	$3,616	$(621)	$3,514
Provision for income taxes	(545)	823	(384)	766
Net (loss) income from discontinued operations	$(1,234)	$2,793	$(237)	$2,748

The assets and liabilities reported as held for sale consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$178	$173
Accounts receivable, net	12,385	14,340
Unbilled receivables	32,188	30,898
Inventories	453	270
Other current assets	8,760	9,244
Property and equipment, net	6,612	7,467
Intangible assets, net	3,505	4,066
Goodwill	31,575	31,575
Operating lease right-of-use assets	11,369	12,854
Other assets	34	51
Total assets held-for-sale(a)	$107,059	$110,938
Liabilities
Accounts payable	$27,810	$31,096
Accrued expenses and other current liabilities	20,609	21,833
Long-term operating lease obligations	11,186	13,186
Deferred tax liabilities	4,465	4,635
Total liabilities held-for-sale(a)	$64,070	$70,750
(a) Amounts have been classified as current for the current period consolidated balance sheet and as current and non-current in the consolidated balance sheet for the prior year period.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the six months ended June 30,
	2023	2022
Depreciation and amortization	$1,437	$1,917
Purchases of property and equipment	$92	$144
Stock-based compensation	$73	$20

(4) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial and governmental customers.

A summary of revenues by customer for each of our operating segments for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$123,820	$38,037	$161,857	$235,880	$70,581	$306,461
Other government	909	42,457	43,366	2,084	85,265	87,349
Total	$124,729	$80,494	$205,223	$237,964	$155,846	$393,810

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$103,349	$26,007	$129,356	$195,261	$53,863	$249,124
DoD	—	1,264	1,264	—	2,993	2,993
Other government	1,670	37,471	39,141	3,048	74,916	77,964
Total	$105,019	$64,742	$169,761	$198,309	$131,772	$330,081

A summary of revenues by type for each of our operating segments for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$35,561	$—	$35,561	$67,615	$—	$67,615
Distribution	89,168	80,494	169,662	170,349	155,846	326,195
Total	$124,729	$80,494	$205,223	$237,964	$155,846	$393,810

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$25,966	$—	$25,966	$48,329	$—	$48,329
Distribution	79,053	64,742	143,795	149,980	131,772	281,752
Total	$105,019	$64,742	$169,761	$198,309	$131,772	$330,081

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

Contract Balances

Contract balances were as follows (in thousands):

		June 30,	December 31,
	Financial Statement Classification	2023	2022
Contract assets	Unbilled receivables	$6,229	$7,409
Contract liabilities	Accrued expenses and other current liabilities	$2,561	$963

For the six months ended June 30, 2023 and 2022, we recognized revenue that was previously included in the beginning balance of contract liabilities of $0.8 million and $0.5 million, respectively.

(5) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Bank credit facility - term loan	$95,000	$100,000
Bank credit facility - revolving facility	282,000	188,610
Principal amount of long-term debt	377,000	288,610
Less debt issuance costs	(1,890)	(2,310)
Total long-term debt	375,110	286,300
Less current portion	(10,000)	(10,000)
Long-term debt, less current portion	$365,110	$276,300

Borrowings under our term loan and revolving facility mature in October 2025. As of June 30, 2023, the interest rate on our outstanding term loan borrowings and weighted average interest rate on our aggregate outstanding revolving facility was 7.51% and 7.62%, respectively. Interest expense incurred on our term loan and revolving facility was $7.9 million and $14.3 million for the three and six months ended June 30, 2023, respectively, and $3.7 million and $7.1 million for the three and six months ended June 30, 2022, respectively. We had letters of credit outstanding of $0.7 million and $1.0 million as of June 30, 2023 and December 31, 2022, respectively.

Future required term loan and revolving facility payments as of June 30, 2023 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Total
Remainder of 2023	$5,000	$—	$5,000
2024	10,000	—	10,000
2025	80,000	282,000	362,000
Total	$95,000	$282,000	$377,000

We were in compliance with required ratios and other terms and conditions under our credit agreement as of June 30, 2023.

In July 2023, we entered into a fifth amendment to our credit agreement. Refer to Note (13) "Subsequent Events" for further details. After the amendment, our scheduled term loan payments are approximately $9.5 million for the remainder of 2023, $19.0 million in 2024, and $156.5 million in 2025.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

(6) Derivative Instruments and Hedging Activities

Our derivative instruments designated as cash flow hedges as of June 30, 2023 were (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. For the three and six months ended June 30, 2023, we reclassified $0.8 million and $1.5 million, respectively, from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $3.6 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following June 30, 2023.

(7) Earnings Per Share

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	12,886,100	12,778,355	12,865,394	12,760,026
Effect of dilutive shares	30,898	32,723	56,432	47,223
Diluted weighted average common shares outstanding	12,916,998	12,811,078	12,921,826	12,807,249

(8) Commitments and Contingencies

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

(9) Business Segments

The sale of the Federal and Defense segment is intended to allow us to advance our focus on long-term strategic growth areas. Following the completion of the sale transaction, management of our business operations is conducted under two reportable operating segments:

Aviation
Our Aviation segment provides aftermarket repair and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, engine accessory maintenance, MRO services, rotable exchange and supply chain services.

Fleet
Our Fleet segment provides parts, inventory management, e-commerce fulfillment, logistics, supply chain support and other services to support the commercial aftermarket medium- and heavy-duty truck market, and the United States Postal Service ("USPS"). Core services include vehicle parts distribution, sourcing, IT solutions, customized fleet logistics, warehousing, kitting, just-in-time supply chain management, alternative product sourcing, and engineering and technical support.

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Aviation	$124,729	$105,019	$237,964	$198,309
Fleet	80,494	64,742	155,846	131,772
Total revenues	$205,223	$169,761	$393,810	$330,081

Operating income (loss):
Aviation	$15,783	$6,450	$31,447	$14,072
Fleet	7,854	5,366	13,753	11,747
Corporate/unallocated expenses(a)	(3,000)	(1,281)	(7,785)	(3,267)
Operating income	$20,637	$10,535	$37,415	$22,552
(a) Certain corporate costs previously allocated to the Federal and Defense business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2023 were as follows (in thousands):

	Aviation	Fleet	Total
Balance as of December 31, 2022	$154,072	$63,190	$217,262
Acquisitions	4,761	—	4,761
Balance as of June 30, 2023	$158,833	$63,190	$222,023

Goodwill increased during the six months ended June 30, 2023 in connection with the acquisition during the period as discussed in Note (2) "Acquisitions."

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
June 30, 2023
Contract and customer-related	$202,940	$(120,760)	$82,180
Trade names	8,670	(8,032)	638
Total	$211,610	$(128,792)	$82,818

December 31, 2022
Contract and customer-related	$199,140	$(113,796)	$85,344
Trade names	8,670	(7,456)	1,214
Total	$207,810	$(121,252)	$86,558

The gross carrying amount of contract and customer-related intangibles increased during the six months ended June 30, 2023 in connection with the acquisition during the period as discussed in Note (2) "Acquisitions."

As of June 30, 2023, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year Ending
Remainder of 2023	$5,114
2024	9,136
2025	9,074
2026	8,950
2027	7,204
Thereafter	43,340
Total	$82,818

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2023	Fair Value December 31, 2022
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$576	$539
Interest rate swaps	Other assets	Level 2	$7,103	$6,620
(a) Non-Company Owned Life Insurance ("COLI") assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

(12) Income Taxes

Income tax expense during interim periods is based on our estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

Our effective tax rate for continued operations was 24.0% and 24.3% for the three and six months ended June 30, 2023, respectively, and 28.6% and 26.7% for the three and six months ended June 30, 2022, respectively. The effective tax rate was lower for the three and six months ended June 30, 2023 compared to the same period of prior year primarily due to book income in connection with the fair market value increase in our COLI plan in the period ended June 30, 2023 that was reversed for tax purposes as opposed to book expense in the same period in 2022.

(13) Subsequent Events

Desser Aerospace Acquisition

In July 2023, we completed our previously announced acquisition of Desser-Graham Partnership, L.P. ("Desser Aerospace"), pursuant to the terms of the purchase agreement dated May 3, 2023, for a preliminary purchase price of $124.0 million, subject to post-closing adjustments. Concurrent with the closing of the transaction, we sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for cash consideration of $30.0 million (the “Loar Sale”). During the three and six months ended June 30, 2023, we incurred $0.6 million and $1.7 million, respectively, of acquisition-related expenses, which are included in selling, general and administrative expenses.

Credit Agreement Amendment

In July 2023, we entered into a fifth amendment to our credit agreement which, among other things, provided for the following: (i) the extension of a new term loan in the aggregate principal amount of $90.0 million, which will mature on the same date as the existing term loan; (ii) a reduction in our capacity to incur incremental revolving or term loan credit facilities from $100.0 million to $25.0 million; (iii) quarterly amortization payments for the new term loan in the amount of $2.25 million; (iv) an increase in the maximum Total Funded Debt to EBITDA Ratio from 4.50x to 5.00x, with such ratios decreasing thereafter; (v) the addition of a tier to the top of the pricing grid if the Total Funded Debt to EBITDA ratio exceeds 4.50x; and (vi) expressly permitting the Desser acquisition and the Loar Sale. The net proceeds received under the new term loan were used to fund a portion of the cash consideration for the Desser Aerospace acquisition.

Interest Rate Swap Derivative

In July 2023, we executed a fixed interest rate swap that hedges the variability in interest payments on $100.0 million of floating rate debt. We have designated, and will account for, this fixed interest rate swap as a cash flow hedge.

Underwritten Public Offering

In July 2023, we entered into an underwriting agreement with William Blair & Company, L.L.C and RBC Capital Markets, acting as representatives of several underwriters, relating to the issuance and sale of 2,475,000 shares of the Company's common stock at a public offering price of $48.50 per share. Under the terms of the agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 371,250 shares of common stock. The offering closed on July 24, 2023 and we received net proceeds of $112.7 million in connection with the offering, net of issuance costs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a diversified aftermarket products and services company providing maintenance, repair and overhaul ("MRO") services, parts distribution, logistics, supply chain management and consulting services for transportation assets to commercial and government markets.

Recent Developments

Sale of Federal and Defense Segment

In May 2023, we entered into a definitive agreement to sell our Federal and Defense business to Bernhard Capital Partners Management LP for a total consideration of up to $100.0 million, consisting of a $50.0 million cash payment at the closing of the transaction and an earn-out payment of up to $50.0 million, subject to the achievement of certain milestones. The transaction is expected to close in late 2023 or early 2024. In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, we determined that the criteria for discontinued operations presentation were met during the second quarter of 2023 and results for the three and six months ended June 30, 2023 and 2022 for our Federal and Defense segment are reported in income from discontinued operations within the consolidated statements of operations and the carrying value of the related assets and liabilities are presented within assets and liabilities held for sale on the consolidated balance sheets as of June 30, 2023 and December 31, 2022. See Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Desser Aerospace Acquisition

In July 2023, we completed our previously announced acquisition of Desser-Graham Partnership, L.P. ("Desser Aerospace"), pursuant to the terms of the purchase agreement dated May 3, 2023, for a preliminary purchase price of $124.0 million, subject to post-closing adjustments. Concurrent with the closing of the transaction, we sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for cash consideration of approximately $30.0 million (the “Loar Sale”). The acquisition was funded with proceeds from a new term loan (see Note (13) "Subsequent Events" - Credit Agreement Amendment for further information), together with proceeds from the Loar Sale and additional borrowings under our revolving credit facility.

Underwritten Public Offering

In July 2023, we initiated a public offering of the Company's common stock relating to the issuance and sale of 2,475,000 shares at a public offering price of $48.50 per share. The offering closed on July 24, 2023 and we received net proceeds of $112.7 million in connection with the offering, net of issuance costs. We intend to use substantially all of the net proceeds from this offering to repay outstanding borrowings under our revolving credit facility and any remaining amounts for general corporate purposes.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

During the second quarter, our strong execution on new and existing distribution programs and increase in MRO activity produced positive results, with quarterly revenue reaching $124.7 million for the three months ended June 30, 2023, representing a 19% increase year-over-year. Market growth and share gains have resulted in a 37% and 13% year-over-year increase in repair and distribution revenue, respectively, during the three months ended June 30, 2023, compared to the same period for the prior year. Our growth has been driven by several strategic initiatives, including the introduction of new products and service capabilities to our portfolio, further strengthening our position in the market. Additionally, expanding our partnerships with Original Equipment Manufacturers has provided us with a competitive edge, allowing successful entry into new markets with an established customer base. We believe our acquisition of Desser Aerospace in July 2023 will increase our exposure to the high-growth, higher-margin aviation distribution and MRO markets. We believe that the combination of Desser Aerospace’s distribution and repair capabilities with VSE Aviation’s aftermarket business creates a platform for geographic expansion into international markets and provides opportunities to cross-sell products and services.

Fleet Segment

During the second quarter, growth in our Fleet segment was driven by strong contributions from commercial fleet customers, e-commerce fulfillment volume, and the United States Postal Service ("USPS"). The strong performance in our USPS program is supported by the expansion of our installed base of vehicles and continued support of legacy vehicles. We have made significant progress in executing our revenue diversification strategy through the successful launch of our new e-commerce fulfillment and distribution center, including the completion of initial inventory investments. These strategic initiatives have been instrumental in our ability to capture new customers and drive revenue growth within e-commerce fulfillment. Our commercial revenues were 47% of total Fleet segment revenue for the three months ended June 30, 2023 compared to 40% for the same period in the prior year, demonstrating the continued success of our diversification strategy.

Results of Operations

Consolidated Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenues	$205,223	$169,761	$35,462	21%	$393,810	$330,081	$63,729	19%
Costs and operating expenses	184,586	159,226	25,360	16%	356,395	307,529	48,866	16%
Operating income	20,637	10,535	10,102	96%	37,415	22,552	14,863	66%
Interest expense, net	7,366	3,872	3,494	90%	13,346	7,482	5,864	78%
Income from continuing operations before income taxes	13,271	6,663	6,608	99%	24,069	15,070	8,999	60%
Provision for income taxes	3,182	1,908	1,274	67%	5,860	4,026	1,834	46%
Net income from continuing operations	$10,089	$4,755	$5,334	112%	$18,209	$11,044	$7,165	65%

Revenues. Revenues increased for the three months ended June 30, 2023 as compared to the same period in the prior year primarily due to growth in our Aviation segment of $19.7 million and our Fleet segment of $15.8 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Revenues increased for the six months ended June 30, 2023 as compared to the same period in the prior year primarily due to growth in our Aviation segment of $39.7 million and our Fleet segment of $24.1 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased for the three and six months ended June 30, 2023 as compared to the same periods in the prior year primarily due to increases in revenue. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income increased for the three months ended June 30, 2023 compared to the same period of the prior year primarily due to an increase of $9.3 million for our Aviation segment and $2.5 million for our Fleet segment. See "Segment Operating Results" for a discussion of operating income by segment. The operating income increase attributable to our segments was partially offset by an increase in corporate costs, including acquisition and integration costs incurred during the current period.

Operating income increased for the six months ended June 30, 2023 compared to the same period of the prior year primarily due to an increase of $17.4 million for our Aviation segment and an increase of $2.0 million for our Fleet segment. See "Segment Operating Results" for a discussion of operating income by segment. The operating income increase attributable to our segments was partially offset by an increase in corporate costs, including acquisition and integration costs incurred during the current period.

Interest Expense. Interest expense increased for the three and six months ended June 30, 2023 as compared to the same periods in the prior year primarily due to a higher average interest rate on borrowings outstanding.

Provision for Income Taxes. Our effective tax rate for continued operations was 24.0% and 24.3% for the three and six months ended June 30, 2023, respectively, and 28.6% and 26.7% for the three and six months ended June 30, 2022, respectively. Our tax rate is affected by discrete items that may occur in any given year, but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The lower effective tax rate for the three and six months ended June 30, 2023 primarily resulted from book income in connection with the fair market value increase in our Company Owned Life Insurance plan in the period ended June 30, 2023 that was reversed for tax purposes as opposed to book expense in the same period in 2022.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenues	$124,729	$105,019	$19,710	19%	$237,964	$198,309	$39,655	20%
Costs and operating expenses	108,946	98,569	10,377	11%	206,517	184,237	22,280	12%
Operating income	$15,783	$6,450	$9,333	145%	$31,447	$14,072	$17,375	123%
Profit percentage	12.7%	6.1%			13.2%	7.1%

Revenues. Revenues for our Aviation segment increased for the three months ended June 30, 2023 compared to the same period of the prior year primarily driven by contributions from recently initiated distribution contract wins and improved demand for our commercial aerospace products and services resulting from continued recovery in global commercial air travel. Aviation distribution revenue increased $10.1 million, or 13%, and repair revenue increased $9.6 million, or 37%, for the three months ended June 30, 2023 compared to the same period in the prior year.

Revenues for our Aviation segment increased for the six months ended June 30, 2023 compared to the same period of the prior year primarily driven by contributions from recently initiated distribution contract wins and improved demand for our commercial aerospace products and services resulting from continued recovery in global commercial air travel. Aviation distribution revenue increased $20.4 million, or 14%, and repair revenue increased $19.3 million, or 40%, for the six months ended June 30, 2023 compared to the same period in the prior year.

Costs and operating expenses. Costs and operating expenses increased for the three months ended June 30, 2023 compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $2.5 million for the three months ended June 30, 2023 compared to $2.3 million for the same period in the prior year. Allocated corporate costs were $3.0 million for the six months ended June 30, 2023 compared to $2.8 million for the same period in the prior year.

Costs and operating expenses increased for the six months ended June 30, 2023 compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $5.0 million for the six months ended June 30, 2023 compared to $4.7 million for the same period in the prior year. Allocated corporate costs were $6.2 million for the six months ended June 30, 2023 compared to $5.7 million for the same period in the prior year.

Operating income. Operating income increased for the three and six months ended June 30, 2023 compared to the same period of the prior year primarily due to revenue growth and a favorable shift in sales mix and pricing.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenues	$80,494	$64,742	$15,752	24%	$155,846	$131,772	$24,074	18%
Costs and operating expenses	72,640	59,376	13,264	22%	142,093	120,025	22,068	18%
Operating income	$7,854	$5,366	$2,488	46%	$13,753	$11,747	$2,006	17%
Profit percentage	9.8%	8.3%			8.8%	8.9%

Revenues. Revenues for our Fleet segment increased for the three months ended June 30, 2023 compared to the same period of the prior year primarily due to increases from commercial customers of $12.0 million, or 46%, and other government customers of $5.0 million, or 13%. These increases were partially offset by decreased revenues from DoD customers of $1.3 million. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business. Revenues from other government customers increased primarily due to increased support of legacy USPS vehicle fleets.

Revenues for our Fleet segment increased for the six months ended June 30, 2023 compared to the same period of the prior year primarily due to increases from commercial customers of $16.7 million, or 31%, and other government customers of $10.3 million, or 14%. These increases were partially offset by decreased revenues from DoD customers of $3.0 million. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business. Revenues from other government customers increased primarily due to increased support of legacy USPS vehicle fleets.

Costs and operating expense. Costs and operating expenses increased for the three months ended June 30, 2023 compared to the same period of the prior year primarily due to increased revenues. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $1.1 million for the three months ended June 30, 2023 compared to $1.7 million for the same period in the prior year. Expense for allocated corporate costs was $2.0 million for the three months ended June 30, 2023 and $1.8 million for the same period in the prior year.

Costs and operating expenses increased for the six months ended June 30, 2023 compared to the same period of the prior year primarily due to increased revenues. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $2.6 million for the six months ended June 30, 2023 compared to $3.4 million for the same period in the prior year. Expense for allocated corporate costs was $4.0 million for the six months ended June 30, 2023 and $3.9 million for the same period in the prior year.

Operating income. Operating income increased for the three and six months ended June 30, 2023 compared to the same period of the prior year primarily driven by increased revenues.

Liquidity and Capital Resources

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect our liquidity. Our inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Our accounts receivable and accounts payable levels can be affected by changes in the level of work we perform and by the timing of large purchases. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include capital expenditures; and investments in the acquisition of businesses.

Our primary source of external financing is our credit agreement with a bank group and includes a term loan and a revolving facility, with an aggregate maximum borrowing capacity of $350.0 million. Under the credit agreement we may elect to increase the maximum availability of the term loan, the revolving facility, or a combination of both, subject to customary lender commitment approvals. The aggregate limit of increases is $100.0 million. Our outstanding borrowings under the credit agreement increased approximately $88.4 million for the six months ended June 30, 2023. As of June 30, 2023, we had borrowings outstanding under our term loan of $95.0 million, borrowings outstanding under our revolving facility of $282.0 million, outstanding letters of credit of $0.7 million, and $67.3 million of unused commitments under the credit agreement.

In July 2023, we entered into a fifth amendment to our credit agreement which, among other things, provided for the following: (i) the extension of a new term loan in the aggregate principal amount of $90.0 million, which will mature on the same date as the existing term loan; (ii) a reduction in our capacity to incur incremental revolving or term loan credit facilities from $100.0 million to $25.0 million; (iii) quarterly amortization payments for the new term loan in the amount of $2.25 million; (iv) an increase in the maximum Total Funded Debt to EBITDA Ratio from 4.50x to 5.00x, with such ratios decreasing thereafter as indicated in the table below; (v) the addition of a tier to the top of the pricing grid if the Total Funded Debt to EBITDA ratio exceeds 4.50x; and (vi) expressly permitting the Desser acquisition and the Loar Sale. The net proceeds received under the new term loan were used to fund a portion of the cash consideration for the Desser acquisition.

Testing Period	Maximum Total Funded Debt to EBITDA Ratio
June 30, 2023 through and including September 30, 2023	5.00 to 1.00
December 31, 2023 through and including June 30, 2024	4.75 to 1.00
September 30, 2024	4.50 to 1.00
December 31, 2024 through and including March 31, 2025	4.25 to 1.00
June 30, 2025	4.00 to 1.00
September 30, 2025 and thereafter	3.75 to 1.00

In July 2023, we entered into an underwriting agreement with William Blair & Company, L.L.C and RBC Capital Markets, acting as representatives of several underwriters, relating to the issuance and sale of 2,475,000 shares of the Company's common stock at a public offering price of $48.50 per share. Under the terms of the agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 371,250 shares of common stock. The offering closed on July 24, 2023 and we received net proceeds of $112.7 million in connection with the offering, net of issuance costs.

We believe our existing balances of cash and cash equivalents, along with our cash flows from operations and debt instruments under our credit agreement mentioned above, will provide sufficient liquidity for our business operations as well as capital expenditures, dividends, and other capital requirements associated with our business operations over the next twelve months and thereafter for the foreseeable future.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(65,091)	$(20,138)
Net cash (used in) provided by investing activities	(16,291)	327
Net cash provided by financing activities	85,244	19,664
Net increase (decrease) in cash and cash equivalents	$3,862	$(147)

Cash used in operating activities increased $44.9 million for the six months ended June 30, 2023 as compared to the same period of the prior year. The increase was primarily due to greater use of cash for inventory purchases.

Cash used in investing activities was $16.3 million for the six months ended June 30, 2023 compared to cash provided by investing activities of $0.3 million for the same period of the prior year. The change was primarily due to cash paid for the acquisition of Precision Fuel in the current period.

Cash provided by financing activities increased $65.6 million for the six months ended June 30, 2023 as compared to the same period of the prior year. The increase was primarily due to overall higher proceeds from net borrowings of our debt during the current period.

We paid cash dividends totaling $2.6 million or $0.20 per share during the six months ending June 30, 2023. Pursuant to our bank loan agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Disclosures About Market Risk

Interest Rate Risk

Our credit agreement provides available borrowing to us at variable interest rates. Our interest expense is impacted by the overall global economic and interest rate environment. The inflationary environment has also resulted in central banks raising short-term interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods.

In July 2023, we executed a fixed interest rate swap that hedges the variability in interest payments on $100.0 million of floating rate debt.

For additional information related to our debt and interest rate swap agreements, see Note (5) and Note (6), respectively, to our Consolidated Financial Statements contained in this report.

There have been no material changes to our market risks from those discussed in our most recently filed Annual Report on Form 10-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2022 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023 from those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note (1) "Nature of Business and Summary of Significant Accounting Policies

— Recent Adopted Accounting Pronouncements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors set forth in our 2022 Form 10-K are updated by adding the following:

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

Item 5.    Other Information

During the three months ended June 30, 2023, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

(a) Exhibits
Exhibit 2.1
Membership Interest Purchase Agreement, dated as of May 1, 2023, by and among VSE Corporation, a wholly-owned subsidiary of VSE Corporation, and ASG Operations, LLC. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2023)

Exhibit 2.2
Agreement and Plan of Merger by and among VSE Aviation, Inc., Diamond Merger Sub 1, LLC, Desser-Graham Partnership, L.P. and Desser Holdings Partnership GP, LLC, as the Representative, dated as of May 3, 2023 (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on May 5, 2023)

Exhibit 3.1
Restated Certificate of Incorporation of VSE Corporation dated as of March 4, 1996 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2023)

Exhibit 3.2
Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 2, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2006)

Exhibit 3.3
Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2023)

Exhibit 3.4	By-Laws of VSE Corporation as amended through October 22, 2022 (filed herewith)
Exhibit 10.1
Fifth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of July 3, 2023, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent

Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

VSE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSE CORPORATION

Date:	July 27, 2023	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 27, 2023	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)