Form 10-Q
period 2023-09-30
VSE CORP
filed 2023-11-02
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of October 27, 2023: 15,747,289

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, the health and economic impact thereof and the governmental, commercial, consumer and other responses thereto, such as growth, acquisition and disposition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023 (“2022 Form 10-K") and in Item 1A. Risk Factors of this report. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$20,667	$305
Receivables (net of allowance of $3.5 million and $2.0 million, respectively)	129,113	90,599
Unbilled receivables	6,257	7,409
Inventories	494,368	380,438
Other current assets	21,937	15,202
Current assets held-for-sale	98,021	54,925
Total current assets	770,363	548,878
Property and equipment (net of accumulated depreciation of $35.4 million and $30.7 million, respectively)	53,269	40,501
Intangible assets (net of accumulated amortization of $132.0 million and $121.3 million, respectively)	118,865	86,558
Goodwill	345,726	217,262
Operating lease right-of-use assets	25,166	21,558
Other assets	29,591	29,019
Non-current assets held-for-sale	—	56,013
Total assets	$1,342,980	$999,789
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$19,000	$10,000
Accounts payable	137,788	128,504
Accrued expenses and other current liabilities	33,387	31,889
Dividends payable	1,575	1,282
Current liabilities held-for-sale	60,398	52,929
Total current liabilities	252,148	224,604
Long-term debt, less current portion	441,770	276,300
Deferred compensation	7,470	7,398
Long-term operating lease obligations	21,961	19,154
Deferred tax liabilities	9,671	4,986
Other long-term liabilities	440	—
Non-current liabilities held-for-sale	—	17,821
Total liabilities	733,460	550,263
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 15,747,289 and 12,816,613, respectively	787	641
Additional paid-in capital	227,083	92,620
Retained earnings	374,672	351,297
Accumulated other comprehensive income	6,978	4,968
Total stockholders' equity	609,520	449,526
Total liabilities and stockholders' equity	$1,342,980	$999,789
The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Products	$184,691	$136,333	$505,135	$414,505
Services	46,662	31,046	120,028	82,955
Total revenues	231,353	167,379	625,163	497,460

Costs and operating expenses:
Products	160,326	121,620	442,714	372,334
Services	40,004	26,243	102,908	73,768
Selling, general and administrative expenses	2,556	594	6,121	1,772
Amortization of intangible assets	3,203	3,813	10,743	11,923
Total costs and operating expenses	206,089	152,270	562,486	459,797
Operating income	25,264	15,109	62,677	37,663

Interest expense, net	8,459	4,821	21,805	12,305
Income from continuing operations before income taxes	16,805	10,288	40,872	25,358
Provision for income taxes	4,694	2,589	10,554	6,615
Income from continuing operations	12,111	7,699	30,318	18,743
(Loss) income from discontinued operations, net of tax	(2,554)	1,720	(2,789)	4,468
Net income	$9,557	$9,419	$27,529	$23,211

Earnings (loss) per share:
Basic
Continuing operations	$0.81	$0.61	$2.23	$1.47
Discontinued operations	(0.17)	0.13	(0.20)	0.35
	$0.64	$0.74	$2.03	$1.82
Diluted
Continuing operations	$0.80	$0.60	$2.22	$1.46
Discontinued operations	(0.17)	0.13	(0.20)	0.35
	$0.63	$0.73	$2.02	$1.81

Weighted average shares outstanding:
Basic	15,001,908	12,797,727	13,585,391	12,772,731
Diluted	15,050,062	12,834,084	13,639,064	12,816,319

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$9,557	$9,419	$27,529	$23,211
Other comprehensive income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	1,647	5,352	2,010	5,528
Total other comprehensive income, net of tax	1,647	5,352	2,010	5,528
Comprehensive income	$11,204	$14,771	$29,539	$28,739

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2023	12,898	$645	$96,471	$366,690	$5,331	$469,137
Net income	—	—	—	9,557	—	9,557
Issuance of common stock	2,846	142	128,968	—	—	129,110
Stock-based compensation	3	—	1,644	—	—	1,644
Other comprehensive income, net of tax	—	—	—	—	1,647	1,647
Dividends declared ($0.10 per share)	—	—	—	(1,575)	—	(1,575)
Balance at September 30, 2023	15,747	$787	$227,083	$374,672	$6,978	$609,520

	Three Months Ended September 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2022	12,795	$640	$91,051	$339,592	$—	$431,283
Net income	—	—	—	9,419	—	9,419
Stock-based compensation	5	—	655	—	—	655
Other comprehensive income, net of tax	—	—	—	—	5,352	5,352
Dividends declared ($0.10 per share)	—	—	—	(1,281)	—	(1,281)
Balance at September 30, 2022	12,800	$640	$91,706	$347,730	$5,352	$445,428

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Nine months ended September 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526
Net income	—	—	—	27,529	—	27,529
Issuance of common stock	2,846	142	128,968	—	—	129,110
Stock-based compensation	84	4	5,495	—	—	5,499
Other comprehensive income, net of tax	—	—	—	—	2,010	2,010
Dividends declared ($0.30 per share)	—	—	—	(4,154)	—	(4,154)
Balance at September 30, 2023	15,747	$787	$227,083	$374,672	$6,978	$609,520

	Nine months ended September 30, 2022
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333
Net income	—	—	—	23,211	—	23,211
Stock-based compensation	73	4	3,191	—	—	3,195
Other comprehensive income, net of tax	—	—	—	—	5,528	5,528
Dividends declared ($0.30 per share)	—	—	—	(3,839)	—	(3,839)
Balance at September 30, 2022	12,800	$640	$91,706	$347,730	$5,352	$445,428

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
(in thousands)	2023	2022
	(a)	(a)
Cash flows from operating activities:
Net income	$27,529	$23,211
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,461	18,648
Amortization of debt issuance cost	1,028	629
Deferred taxes	(1,179)	(779)
Stock-based compensation	5,811	3,597
Provision for inventory	742	1,094
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables, net	(25,304)	(14,506)
Unbilled Receivables, net	5,409	(12,202)
Inventories, net	(60,867)	(28,309)
Other current assets and other assets	2,122	2,812
Operating lease assets and liabilities, net	(262)	(844)
Accounts payable and deferred compensation	(16,717)	(171)
Accrued expenses and other current and noncurrent liabilities	(5,544)	2,614
Net cash used in operating activities	(49,771)	(4,206)
Cash flows from investing activities:
Purchases of property and equipment	(10,795)	(7,416)
Proceeds from the payment on notes receivable	1,557	4,235
Cash paid for acquisitions, net of cash acquired	(218,674)	—
Net cash used in investing activities	(227,912)	(3,181)
Cash flows from financing activities:
Borrowings on bank credit facilities	610,188	358,051
Repayments on bank credit facilities	(435,298)	(345,554)
Proceeds from issuance of common stock	129,566	486
Earn-out obligation payments	—	(1,250)
Payment of debt financing costs	(1,448)	—
Payment of taxes for equity transactions	(1,113)	(942)
Dividends paid	(3,861)	(3,832)
Net cash provided by financing activities	298,034	6,959
Net increase (decrease) in cash and cash equivalents	20,351	(428)
Cash and cash equivalents, beginning of period	478	518
Cash and cash equivalents, end of period	$20,829	$90

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
September 30, 2023

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (“VSE,” the “Company,” “we,” “us,” or “our”) is a diversified aftermarket products and services company providing maintenance, repair and overhaul ("MRO") services, parts distribution, logistics, supply chain management and consulting services for transportation assets to commercial and government markets.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"). In our opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

Due to our intent to sell our Federal and Defense segment, the consolidated financial statements present the Federal and Defense segment's results of operations as discontinued operations, and the related assets and liabilities as held-for-sale for all periods presented. See Note (3) "Discontinued Operations" for further discussion. Once the sale is complete, our operations will be conducted under two operating segments: Aviation and Fleet.

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

Underwritten Public Offering

In July 2023, we entered into an underwriting agreement with William Blair & Company, L.L.C and RBC Capital Markets, acting as representatives of several underwriters, relating to the issuance and sale of up to 2,846,250 shares of the Company's common stock at a public offering price of $48.50 per share. The issuance and sale of shares pursuant to the agreement was executed in two transactions, with the first transaction closing on July 24, 2023, and the second transaction, which represented shares issued and sold pursuant to the underwriters' exercise of their option to purchase additional shares, closing on July 28, 2023. We received proceeds of $129.1 million in connection with the offerings, net of issuance costs. We used substantially all of the proceeds of the public offering to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

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

The preliminary allocation of the purchase price resulted in net tangible assets of $3.1 million, goodwill of $4.8 million, and contract and customer-related intangible asset of $3.8 million, which is being amortized over a period of five years. During the nine months ended September 30, 2023, we incurred $0.2 million of acquisition-related expenses related to the acquisition of Precision Fuel, which are included in selling, general and administrative expenses.

Desser Aerospace

On July 3, 2023, we closed on, and completed, the acquisition of Desser Holding Company LLC ("Desser Aerospace"), a global aftermarket solutions provider of specialty distribution and MRO services. The intent to acquire Desser Aerospace was announced on May 4, 2023. We purchased Desser Aerospace for a preliminary cash consideration of $133.8 million, which included $9.5 million as an estimated net working capital adjustment (subject to post-closing adjustments). Concurrent with the closing of the transaction, we immediately sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for a cash consideration of $31.8 million, which included $1.8 million as an estimated net working capital adjustment (the “Loar Sale”).

The purchase price for Desser Aerospace was allocated on a preliminary basis, among assets acquired, and liabilities assumed, at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired, and liabilities assumed, were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. We have not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital and income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until we obtain final information regarding their fair values, which could potentially result in changes to the Desser Aerospace opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$11,630
Inventories	39,090
Prepaid expenses and other current assets	1,299
Property and equipment	2,527
Intangibles - customer related	21,950
Goodwill	50,718
Operating lease right-of-use-assets	6,680
Total assets acquired	133,894
Accounts payable	(18,654)
Accrued expenses and other current liabilities	(4,797)
Long-term operating lease obligations	(5,937)
Deferred tax liabilities	(4,900)
Other long-term liabilities	(473)
Total liabilities assumed	(34,761)
Net assets acquired, excluding cash	$99,133

Cash consideration, net of cash acquired	$101,963
Estimated post-close adjustment	(2,830)
Total	$99,133

Goodwill resulting from the acquisition of Desser Aerospace reflects the strategic advantage of expanding our specialty distribution and MRO services to new customers. The value attributed to goodwill and customer relationships is not fully deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a weighted average useful life of 8.5 years.

We incurred $1.2 million and $3.0 million of acquisition-related expenses related to the Desser Aerospace acquisition during the three and nine months ended September 30, 2023, respectively, which are included in selling, general and administrative expenses.

The operating results of Desser Aerospace were included in our consolidated results of operations from the date of acquisition. Our consolidated revenues and operating income include $25.1 million and $3.2 million, respectively, for the three and nine months ended September 30, 2023, from the acquisition of Desser Aerospace. Desser Aerospace's operating income does not include the impact of acquisition-related expenses incurred by VSE Corporation.

The following unaudited pro forma financial information presents the combined results of operations for Desser Aerospace and VSE Corporation for the three and nine months ended September 30, 2023 and 2022, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue	$231,353	$190,710	$672,918	$558,250
Income from continuing operations	$12,111	$7,721	$31,377	$17,782

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Desser Aerospace as though it had occurred on January 1, 2022 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition and other transaction costs; and certain costs allocated from the former parent. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2022, nor is it indicative of future operating results.

Honeywell Fuel Control Systems

On September 27, 2023, our Aviation segment entered into an Asset Purchase and License Agreement with Honeywell International Inc., for a purchase price of $105.0 million, to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems (the "Honeywell FCS Acquisition"). The purchase price of this acquisition was funded by borrowings under our revolving credit facility. This agreement expands existing distribution and MRO capabilities supporting certain Honeywell’s fuel control systems and associated subcomponents.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The preliminary allocation of the purchase price resulted in inventory of $12.0 million, property and equipment of $2.7 million, goodwill of $73.0 million, and contract and customer-related intangible asset of $17.3 million, which is being amortized over a period of 10 years. We have not yet obtained all the information required to complete the purchase price allocation related to this acquisition. We are in the process of finalizing our valuation and the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired is preliminary until we obtain final information regarding their fair values, which could potentially result in changes in the fair values and an adjustment to goodwill.

We incurred $0.3 million of acquisition-related expenses related to the Honeywell FCS Acquisition during the three and nine months ended September 30, 2023, which are included in selling, general and administrative expenses.

(3) Discontinued Operations

In May 2023, we entered into a definitive agreement to sell our Federal and Defense (“FDS”) business to an affiliate of Bernhard Capital Partners Management LP. On September 27, 2023, the parties mutually agreed to terminate the agreement. Neither party paid any termination fees. We still intend to pursue divestiture of the segment with an entity that can support its growth plans. As a result of the May 2023 agreement, and because we still intend to divest the business, in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, results of operations for FDS are reported in income from discontinued operations within the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, and the carrying value of the related assets and liabilities are presented within assets and liabilities held-for-sale on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The results of operations from discontinued operations for the three and nine months ended September 30, 2023 and 2022, consist of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues	$61,622	$75,108	$195,507	$217,979
(Loss) income from discontinued operations before income taxes	(3,580)	2,166	(4,199)	5,680
Provision for income taxes	(1,026)	446	(1,410)	1,212
Net (loss) income from discontinued operations	$(2,554)	$1,720	$(2,789)	$4,468

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$162	$173
Receivables, net	13,282	14,340
Unbilled receivables	26,641	30,898
Inventories	283	270
Other current assets	5,210	9,244
Property and equipment, net	6,493	7,467
Intangible assets, net	3,505	4,066
Goodwill	31,575	31,575
Operating lease right-of-use assets	10,870	12,854
Other assets	—	51
Total assets held-for-sale(a)	$98,021	$110,938
Liabilities
Accounts payable	$25,641	$31,096
Accrued expenses and other current liabilities	20,044	21,833
Long-term operating lease obligations	10,373	13,186
Deferred tax liabilities	4,340	4,635
Total liabilities held-for-sale(a)	$60,398	$70,750
(a) Amounts have been classified as current for the current period consolidated balance sheet and as current and non-current in the consolidated balance sheet for the prior year period.

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the nine months ended September 30,
	2023	2022
Depreciation and amortization	$1,849	$2,749
Purchases of property and equipment	$98	$293
Stock-based compensation	$85	$41

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

(4) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial and government customers.

A summary of revenues by customer for each of our operating segments for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$150,715	$37,430	$188,145	$386,595	$108,011	$494,606
Other government	1,640	41,568	43,208	3,724	126,833	130,557
Total	$152,355	$78,998	$231,353	$390,319	$234,844	$625,163

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$101,735	$25,394	$127,129	$296,996	$79,257	$376,253
DoD	—	183	183	—	3,176	3,176
Other government	890	39,177	40,067	3,938	114,093	118,031
Total	$102,625	$64,754	$167,379	$300,934	$196,526	$497,460

A summary of revenues by type for each of our operating segments for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$44,713	$—	$44,713	$112,328	$—	$112,328
Distribution	107,642	78,998	186,640	277,991	234,844	512,835
Total	$152,355	$78,998	$231,353	$390,319	$234,844	$625,163

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$28,979	$—	$28,979	$77,308	$—	$77,308
Distribution	73,646	64,754	138,400	223,626	196,526	420,152
Total	$102,625	$64,754	$167,379	$300,934	$196,526	$497,460

Contract Balances

Contract balances were as follows (in thousands):

		September 30,	December 31,
	Financial Statement Classification	2023	2022
Contract assets	Unbilled receivables	$6,257	$7,409
Contract liabilities	Accrued expenses and other current liabilities	$2,333	$963

For the nine months ended September 30, 2023 and 2022, we recognized revenue that was previously included in the beginning balance of contract liabilities of $0.9 million and $0.5 million, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

(5) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Bank credit facility - term loan	$182,500	$100,000
Bank credit facility - revolving facility	281,000	188,610
Principal amount of long-term debt	463,500	288,610
Less: debt issuance costs	(2,730)	(2,310)
Total long-term debt	460,770	286,300
Less: current portion	(19,000)	(10,000)
Long-term debt, less current portion	$441,770	$276,300

Borrowings under our term loan and revolving facility mature in October 2025. As of September 30, 2023, the interest rate on our outstanding term loan borrowings and weighted average interest rate on our aggregate outstanding revolving facility was 8.68% and 9.46%, respectively. We had letters of credit outstanding of $0.7 million and $1.0 million as of September 30, 2023 and December 31, 2022, respectively.

In July 2023, we entered into a fifth amendment to our credit agreement which, among other things, provided for the following: (i) the extension of a new term loan in the aggregate principal amount of $90.0 million, which will mature on the same date as the existing term loan; (ii) a reduction in our capacity to incur incremental revolving or term loan credit facilities from $100.0 million to $25.0 million; (iii) quarterly amortization payments for the new term loan in the amount of $2.25 million; (iv) an increase in the maximum Total Funded Debt to EBITDA Ratio from 4.50x to 5.00x, with such ratios decreasing thereafter; (v) the addition of a tier to the top of the pricing grid if the Total Funded Debt to EBITDA ratio exceeds 4.50x; and (vi) expressly permitting the Desser Aerospace acquisition and the subsequent and simultaneous sale of the propriety solutions businesses to Loar (the "Loar Sale"). The net proceeds received under the new term loan were used to fund a portion of the cash consideration for the Desser Aerospace acquisition.

Future required term loan and revolving facility payments as of September 30, 2023 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Total
Remainder of 2023	$4,750	$—	$4,750
2024	19,000	—	19,000
2025	158,750	281,000	439,750
Total	$182,500	$281,000	$463,500

We were in compliance with required ratios and other terms and conditions under our credit agreement as of September 30, 2023.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

(6) Derivative Instruments and Hedging Activities

Our derivative instruments designated as cash flow hedges as of September 30, 2023 were (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps (a)	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026
(a) In July 2023, we executed a fixed interest rate swap that hedges the variability in interest payments on $100 million of floating rate debt. We have designated, and will account for, this fixed interest rate swap as a cash flow hedge.

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. For the three and nine months ended September 30, 2023, we reclassified $1.1 million and $2.6 million, respectively, from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $4.5 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following September 30, 2023.

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	15,001,908	12,797,727	13,585,391	12,772,731
Effect of dilutive shares	48,154	36,357	53,673	43,588
Diluted weighted average common shares outstanding	15,050,062	12,834,084	13,639,064	12,816,319

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

(9) Business Segments

The sale of the Federal and Defense segment is intended to allow us to focus on our long-term strategic growth areas. Following the completion of the sale transaction, management of our business operations is conducted under two reportable operating segments:

Aviation
Our Aviation segment provides aftermarket MRO and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, MRO services including fuel controls, avionics, pneumatics, hydraulics, wheel and brake, and rotable exchange and supply chain services.

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

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Aviation	$152,355	$102,625	$390,319	$300,934
Fleet	78,998	64,754	234,844	196,526
Total revenues	$231,353	$167,379	$625,163	$497,460

Operating income (loss):
Aviation	$20,951	$10,017	$52,397	$24,089
Fleet	8,531	6,539	22,284	18,286
Corporate/unallocated expenses(a)	(4,218)	(1,447)	(12,004)	(4,712)
Operating income	$25,264	$15,109	$62,677	$37,663
(a) Certain corporate costs previously allocated to the Federal and Defense business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2023 were as follows (in thousands):

	Aviation	Fleet	Total
Balance as of December 31, 2022	$154,072	$63,190	$217,262
Acquisitions	128,464	—	128,464
Balance as of September 30, 2023	$282,536	$63,190	$345,726

Goodwill increased during the nine months ended September 30, 2023 in connection with the acquisitions during the period as discussed in Note (2) "Acquisitions."

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
September 30, 2023
Contract and customer-related	$242,190	$(123,675)	$118,515
Trade names	8,670	(8,320)	350
Total	$250,860	$(131,995)	$118,865

December 31, 2022
Contract and customer-related	$199,140	$(113,796)	$85,344
Trade names	8,670	(7,456)	1,214
Total	$207,810	$(121,252)	$86,558

The gross carrying amount of contract and customer-related intangibles increased during the nine months ended September 30, 2023 in connection with the acquisitions during the period as discussed in Note (2) "Acquisitions."

As of September 30, 2023, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year Ending	Amount
Remainder of 2023	$3,654
2024	13,450
2025	13,388
2026	13,264
2027	11,517
Thereafter	63,592
Total	$118,865

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2023	Fair Value December 31, 2022
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$566	$539
Interest rate swaps	Other assets	Level 2	$9,298	$6,620
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

Our effective tax rate for continued operations was 27.9% and 25.8% for the three and nine months ended September 30, 2023, respectively, and 25.2% and 26.1% for the three and nine months ended September 30, 2022, respectively. The effective tax rate was higher for the three months ended September 30, 2023 compared to the same period of prior year primarily due to 2023 transaction costs incurred in connection with the Desser Aerospace acquisition that was disallowed for tax purposes. The lower effective tax rate for the nine months ended September 30, 2023 compared to the same period of prior year was attributable to higher pre-tax book income reported in the period ended September 30, 2023 compared to the same period in 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a diversified aftermarket products and services company providing maintenance, repair and overhaul ("MRO") services, parts distribution, logistics, supply chain management and consulting services for transportation assets to commercial and government markets.

Recent Developments

Sale of Federal and Defense Segment

In May 2023, we entered into a definitive agreement to sell our Federal and Defense (“FDS”) business to an affiliate of Bernhard Capital Partners Management LP. On September 27, 2023, the parties mutually agreed to terminate the agreement. Neither party paid any termination fees. We still intend to pursue divestiture of the segment with an entity that can support its growth plans. As a result of the May 2023 agreement, and because we still intend to divest the business, in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, results of operations for FDS are reported in income from discontinued operations within the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, and the carrying value of the related assets and liabilities are presented within assets and liabilities held-for-sale on the consolidated balance sheets as of September 30, 2023 and December 31, 2022. See Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Acquisitions

In July 2023, we completed our previously announced acquisition of Desser Holding Company LLC ("Desser Aerospace"), a global aftermarket solutions provider of specialty distribution and MRO services.

In September 2023, we entered into an Asset Purchase and License Agreement with Honeywell International Inc. to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems (the "Honeywell FCS Acquisition").

See Note (2) "Acquisitions" to the consolidated financial statements for further information.

Underwritten Public Offering

In July 2023, we initiated a public offering of the Company's common stock relating to the issuance and sale of 2,846,250 shares at a public offering price of $48.50 per share. The offering closed in two transactions, and net proceeds of $129.1 million was received by the Company, which were used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes. See Note (1) "Nature of Operations and Basis of Presentation" to the consolidated financial statements for further information.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

During the third quarter, our strong program execution of new and existing distribution awards, an expansion of product offerings and MRO capabilities, increased market activity, and contributions from the Desser Aerospace acquisition produced strong results, with quarterly revenue reaching $152.4 million for the three months ended September 30, 2023, representing a 48% increase year-over-year. Market growth and share gains have resulted in a 54% and 46% year-over-year increase in repair and distribution revenue, respectively, during the three months ended September 30, 2023, compared to the same period for the prior year. Our growth has been driven by several strategic initiatives, including the introduction of new products and service capabilities to our portfolio, further strengthening our position in the market. Additionally, expanding our partnerships with Original Equipment Manufacturers has provided us new opportunities, including access to new markets with an established customer base. We believe the July 2023 acquisition of Desser Aerospace will increase our exposure to the high-growth, higher-margin aviation distribution and MRO markets. We believe that the combination of Desser Aerospace’s distribution and MRO capabilities coupled with VSE Aviation’s aftermarket business capabilities and offerings creates a platform for geographic expansion into international markets and provides opportunities to cross-sell products and services. Furthermore, we believe that the Honeywell FCS Acquisition to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems expands our existing capabilities and provides access to new customers and end markets while strengthening our partnership with Honeywell.

Fleet Segment

During the third quarter, growth in our Fleet segment was driven by contributions from commercial fleet customers, e-commerce fulfillment volume, and the United States Postal Service ("USPS"). The solid performance of our USPS program is supported by the expansion of the installed base of USPS vehicles and continued support of legacy vehicles. We have made significant progress in executing our revenue diversification strategy through the successful launch of our new e-commerce fulfillment and distribution center, including the completion of initial inventory investments. These strategic initiatives have been instrumental in our ability to capture new customers and drive revenue growth within e-commerce fulfillment. Our commercial revenues were 47% of total Fleet segment revenue for the three months ended September 30, 2023, compared to 39% for the same period in the prior year, demonstrating the continued success of our diversification strategy.

Results of Operations

Consolidated Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenues	$231,353	$167,379	$63,974	38%	$625,163	$497,460	$127,703	26%
Costs and operating expenses	206,089	152,270	53,819	35%	562,486	459,797	102,689	22%
Operating income	25,264	15,109	10,155	67%	62,677	37,663	25,014	66%
Interest expense, net	8,459	4,821	3,638	75%	21,805	12,305	9,500	77%
Income from continuing operations before income taxes	16,805	10,288	6,517	63%	40,872	25,358	15,514	61%
Provision for income taxes	4,694	2,589	2,105	81%	10,554	6,615	3,939	60%
Net income from continuing operations	$12,111	$7,699	$4,412	57%	$30,318	$18,743	$11,575	62%

Revenues. Revenues increased for the three months ended September 30, 2023, as compared to the same period in the prior year due to growth in our Aviation segment of $49.7 million and our Fleet segment of $14.2 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Revenues increased for the nine months ended September 30, 2023, as compared to the same period in the prior year due to growth in our Aviation segment of $89.4 million and our Fleet segment of $38.3 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year primarily due to increases in revenue. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income increased for the three months ended September 30, 2023, compared to the same period of the prior year primarily due to an increase of $10.9 million for our Aviation segment and $2.0 million for our Fleet segment. See "Segment Operating Results" for a discussion of operating income by segment. The operating income increase attributable to our segments was partially offset by an increase in corporate costs, including acquisition and integration costs incurred during the current period.

Operating income increased for the nine months ended September 30, 2023, compared to the same period of the prior year primarily due to an increase of $28.3 million for our Aviation segment and an increase of $4.0 million for our Fleet segment. See "Segment Operating Results" for a discussion of operating income by segment. The operating income increase attributable to our segments was partially offset by an increase in corporate costs, including acquisition and integration costs incurred during the current period.

Interest Expense. Interest expense increased for the three and nine months ended September 30, 2023, as compared to the same periods in the prior year primarily due to an increase in our debt facility borrowings and a higher average interest rate on borrowings outstanding.

Provision for Income Taxes. Our effective tax rate for continued operations was 27.9% and 25.8% for the three and nine months ended September 30, 2023, respectively, and 25.2% and 26.1% for the three and nine months ended September 30, 2022, respectively. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. Federal income tax rate and our effective tax rate. The higher effective tax rate for the three months ended September 30, 2023, primarily resulted from various transaction costs incurred in 2023 in connection with the Desser Aerospace acquisition that was disallowed for tax purposes. The lower effective tax rate for the nine months ended September 30, 2023, was attributable to higher pre-tax book income reported in the current year.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenues	$152,355	$102,625	$49,730	48%	$390,319	$300,934	$89,385	30%
Costs and operating expenses	131,404	92,608	38,796	42%	337,922	276,845	61,077	22%
Operating income	$20,951	$10,017	$10,934	109%	$52,397	$24,089	$28,308	118%
Profit percentage	13.8%	9.8%			13.4%	8.0%

Revenues. Revenues for our Aviation segment increased for the three months ended September 30, 2023, compared to the same period of the prior year primarily driven by contributions from our acquisition of Desser Aerospace, recently initiated distribution contract wins and improved demand for our commercial aerospace products and services resulting from strong end market activity in global commercial air travel. Aviation distribution revenue increased $34.0 million, or 46%, and repair revenue increased $15.7 million, or 54%, for the three months ended September 30, 2023, compared to the same period in the prior year.

Revenues for our Aviation segment increased for the nine months ended September 30, 2023, compared to the same period of the prior year primarily driven by contributions from our acquisition of Desser Aerospace, recently initiated distribution contract wins and improved demand for our commercial aerospace products and services resulting from strong end market activity in global commercial air travel. Aviation distribution revenue increased $54.4 million, or 24%, and repair revenue increased $35.0 million, or 45%, for the nine months ended September 30, 2023, compared to the same period in the prior year.

Costs and operating expenses. Costs and operating expenses increased for the three months ended September 30, 2023, compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $3.2 million for the three months ended September 30, 2023, compared to $2.3 million for the same period in the prior year. Allocated corporate costs were $3.1 million for the three months ended September 30, 2023, compared to $3.3 million for the same period in the prior year.

Costs and operating expenses increased for the nine months ended September 30, 2023, compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $8.1 million for the nine months ended September 30, 2023, compared to $7.0 million for the same period in the prior year. Allocated corporate costs were $9.3 million for the nine months ended September 30, 2023, compared to $9.1 million for the same period in the prior year.

Operating income. Operating income increased for the three and nine months ended September 30, 2023, compared to the same period of the prior year primarily due to revenue growth and a favorable shift in sales mix and pricing.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Revenues	$78,998	$64,754	$14,244	22%	$234,844	$196,526	$38,318	19%
Costs and operating expenses	70,467	58,215	12,252	21%	212,560	178,240	34,320	19%
Operating income	$8,531	$6,539	$1,992	30%	$22,284	$18,286	$3,998	22%
Profit percentage	10.8%	10.1%			9.5%	9.3%

Revenues. Revenues for our Fleet segment increased for the three months ended September 30, 2023, compared to the same period of the prior year primarily due to increases from commercial customers of $12.0 million, or 47%, and other government customers of $2.4 million, or 6%. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business. Revenues from other government customers increased primarily due to increased support of legacy USPS vehicle fleets.

Revenues for our Fleet segment increased for the nine months ended September 30, 2023, compared to the same period of the prior year primarily due to increases from commercial customers of $28.8 million, or 36%, and other government customers of $12.7 million, or 11%. These increases were partially offset by decreased revenues from DoD customers of $3.2 million. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business. Revenues from other government customers increased primarily due to increased support of legacy USPS vehicle fleets.

Costs and operating expense. Costs and operating expenses increased for the three months ended September 30, 2023, compared to the same period of the prior year primarily due to increased revenues. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was immaterial for the three months ended September 30, 2023 compared to $1.5 million for the same period in the prior year. Expense for allocated corporate costs was $2.0 million for the three months ended September 30, 2023 and 2022.

Costs and operating expenses increased for the nine months ended September 30, 2023 compared to the same period of the prior year primarily due to increased revenues. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $2.6 million for the nine months ended September 30, 2023, compared to $5.0 million for the same period in the prior year. Expenses for allocated corporate costs was $6.1 million for the nine months ended September 30, 2023, and $5.9 million for the same period in the prior year.

Operating income. Operating income increased for the three and nine months ended September 30, 2023, compared to the same period of the prior year primarily driven by increased revenues.

Liquidity and Capital Resources

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect our liquidity. Our inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Our accounts receivable and accounts payable levels can be affected by changes in the level of work we perform and by the timing of large purchases. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include capital expenditures, and investments in the acquisition of businesses.

Our primary sources of external financing are the capital markets and our credit agreement. Our credit agreement is with a bank group and includes a term loan and a revolving facility, with an aggregate maximum borrowing capacity of our revolving facility of $350.0 million. Under the credit agreement we may elect to increase the maximum availability of the term loan, the revolving facility, or a combination of both, subject to customary lender commitment approvals. The aggregate limit of increases is $25.0 million. Our outstanding borrowings under the credit agreement increased approximately $174.9 million for the nine months ended September 30, 2023. As of September 30, 2023, we had borrowings outstanding under our term loan of $182.5 million, borrowings outstanding under our revolving facility of $281.0 million, outstanding letters of credit of $0.7 million, and $68.3 million of unused commitments under the credit agreement.

In July 2023, we entered into a fifth amendment to our credit agreement which, among other things, provided for the following: (i) the extension of a new term loan in the aggregate principal amount of $90.0 million, which will mature on the same date as the existing term loan; (ii) a reduction in our capacity to incur incremental revolving or term loan credit facilities from $100.0 million to $25.0 million; (iii) quarterly amortization payments for the new term loan in the amount of $2.25 million; (iv) an increase in the maximum Total Funded Debt to EBITDA Ratio from 4.50x to 5.00x, with such ratios decreasing thereafter as indicated in the table below; (v) the addition of a tier to the top of the pricing grid if the Total Funded Debt to EBITDA ratio exceeds 4.50x; and (vi) expressly permitting the Desser Aerospace acquisition and subsequent and simultaneous business sale to Loar.

Testing Period	Maximum Total Funded Debt to EBITDA Ratio
June 30, 2023 through and including September 30, 2023	5.00 to 1.00
December 31, 2023 through and including June 30, 2024	4.75 to 1.00
September 30, 2024	4.50 to 1.00
December 31, 2024 through and including March 31, 2025	4.25 to 1.00
June 30, 2025	4.00 to 1.00
September 30, 2025 and thereafter	3.75 to 1.00

In July 2023, we entered into an underwriting agreement with William Blair & Company, L.L.C and RBC Capital Markets, acting as representatives of several underwriters, relating to the issuance and sale of 2,846,250 shares of the Company's common stock at a public offering price of $48.50 per share. The issuance and sale of shares pursuant to the agreement was executed in two transactions, with the first transaction closing on July 24, 2023, and the second transaction closing on July 28, 2023. We received proceeds of $129.1 million in connection with the offerings, net of issuance costs.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(49,771)	$(4,206)
Net cash used in investing activities	(227,912)	(3,181)
Net cash provided by financing activities	298,034	6,959
Net increase (decrease) in cash and cash equivalents	$20,351	$(428)

Cash used in operating activities increased $45.6 million for the nine months ended September 30, 2023, as compared to the same period of the prior year. The increase was primarily due to greater use of cash for inventory purchases.

Cash used in investing activities increased $224.7 million for the nine months ended September 30, 2023, as compared to the same period of the prior year. The increase was primarily due to cash paid for acquisitions, net of cash acquired of $218.7 million related to acquisitions during the current year as discussed in Note (2) "Acquisitions" to the consolidated financial statements.

Cash provided by financing activities increased $291.1 million for the nine months ended September 30, 2023, as compared to the same period of the prior year. The increase was primarily due to the receipt of $129.1 million in proceeds related to our public underwritten offering of our common stock in July 2023 and overall higher proceeds from net borrowings of our debt during the current period due primarily to the increase in our term loan facility.

We paid cash dividends totaling $3.9 million or $0.30 per share during the nine months ending September 30, 2023. Pursuant to our credit agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Other than as discussed above, there have been no material changes to our market risks from those discussed in our most recently filed Annual Report on Form 10-K.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2022 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2023, from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with our acquisition of Desser Aerospace, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating our corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at Desser Aerospace, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structure at Desser Aerospace has been modified to appropriately oversee and incorporate these activities into the overall control structure. We will continue to evaluate the need for additional internal controls over financial reporting.
There have been no additional changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("2022 Form 10-K”) should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risk factors set forth in our 2022 Form 10-K are updated by adding the following:

Circumstances associated with divestitures could adversely affect the Company's results of operations and financial condition.

We may periodically divest or seek to divest of certain businesses, including businesses or assets included in our Federal and Defense segment that are no longer a part of our ongoing strategic plan. A decision to divest or discontinue a business or product line may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effect on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner and prospective buyers may have difficulty obtaining financing. These divestitures may require significant investment of time and resources and may disrupt our business, distract management from other responsibilities, and may involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or may otherwise result in losses on disposal or continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which could adversely affect our financial results. We may not be successful in managing these or any other significant risks that we may encounter in divesting or discontinuing a business or product line, which could have a material adverse effect on our business.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this report.

Item 5.    Other Information

During the three months ended September 30, 2023, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

(a) Exhibits
Exhibit 10.1
Fifth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of July 3, 2023, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on July 27, 2023)

Exhibit 10.2
Amendment and Termination to Membership Interest Purchase Agreement, dated as of September 27, 2023, by and between VSE Corporation, Arena Solutions Group, LLC, ASG Operations, LLC and Bernhard Capital Partners Management, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2023)

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

VSE CORPORATION

Date:	November 2, 2023	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)