Form 10-K
period 2023-12-31
VSE CORP
filed 2024-03-08
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by a check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of outstanding voting stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the registrant's most recently completed second quarter, was approximately $611 million based on the last reported sales price of the registrant's common stock on the NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of February 29, 2024: 15,769,077

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for the Annual Meeting of Stockholders expected to be held on May 21, 2024, which is expected to be filed with the Securities and Exchange Commission on or about April 8, 2024, have been incorporated herein by reference into Part III of this report.

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

PART I

ITEM 1. Business

History and Organization

VSE Corporation, together with its consolidated subsidiaries, is a leading provider of aftermarket distribution and maintenance, repair and overhaul ("MRO") services for air and land transportation assets for commercial and government markets. VSE was incorporated in Delaware in 1959. The terms "we," "us," "our," "VSE" and the "Company" mean VSE Corporation and its operating businesses unless the context indicates otherwise.

Purpose, Vision and Our Core Values

Purpose and Vision Statement

We deliver trusted solutions to inspire the performance of tomorrow.

We are focused on enhancing the productivity and longevity of our customer's high-value, business-critical assets. We strive to achieve this through our dedication to creating better solutions, anticipating global needs, and building stronger relationships with our customers.

Core Values

•Customer Obsessed: Our exceptional service sets us apart
•Own It: Accountability is our responsibility
•Speak Up: Our experience and our voice matters
•Better Together: We collaborate to win
•Results Matter: We inspire and deliver our key results

Business Operations

Our business operations are managed under two reportable operating segments: Aviation and Fleet. Prior to the sale of the Federal and Defense segment, as discussed below, we operated in three reportable operating segments.

Aviation

The Aviation segment is a leading provider of aftermarket parts distribution and MRO services for components and engine accessories supporting commercial, business and general aviation operators ("B&GA"). This business offers a range of services to a diversified global client base of commercial airlines, regional airlines, cargo transporters, MRO integrators and providers, aviation manufacturers, corporate and private aircraft owners, and fixed-base operators ("FBOs"). Our Aviation segment accounted for 63%, 61%, and 51% of our consolidated revenues in 2023, 2022 and 2021, respectively.

Fleet

The Fleet segment specializes in part distribution, engineering solutions, and supply chain management services supporting the medium and heavy-duty fleet market. Fleet segment operations are conducted under the brand Wheeler Fleet Solutions, which supports government and commercial truck fleets with parts, sustainment solutions and managed inventory services. Revenues for this business are derived from the sale of vehicle parts and mission critical supply chain services to support client truck fleets. Our Fleet segment accounted for 37%, 39%, and 49% of our consolidated revenues in 2023, 2022 and 2021, respectively.

Federal and Defense

The Federal and Defense segment provides aftermarket refurbishment and sustainment services to extend and maintain the life cycle of military vehicles, ships and aircraft for the DoD. The segment provides foreign military sales services, engineering, logistics, maintenance, field support services, energy consulting services and IT solutions to the DoD, federal civilian agencies and commercial customers.

In May 2023, we announced our decision to sell our Federal and Defense segment. As a result, we have reflected the results of operations for the Federal and Defense segment as discontinued operations for all periods presented. See Note (3)

"Discontinued Operations" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for further information.

In February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets. See Note (18) "Subsequent Events" to our Consolidated Financial Statements for further information.

Products and Services

We provide a broad array of aftermarket parts distribution and service capabilities to support our clients’ aircraft and vehicle fleets. We focus on creating value by sustaining and extending the life and improving the performance of our client transportation assets through core offerings in parts supply and distribution, supply chain management, and MRO services.

Typical offerings include aircraft and airframe parts supply and distribution, supply chain and inventory management services; MRO of aircraft components and engine accessories; vehicle fleet sustainment programs; vehicle fleet parts supply and parts distribution. We supply parts through our global distribution centers of excellence and provide MRO services from our strategically positioned repair facilities ensuring expedient delivery and turn-around of customers products enabling aircraft and fleet vehicles to return to service on time. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our business.

Marketing

Our marketing activities are conducted separately by each of our two business segments by industry-specific sales representatives and professional marketing and business development staff. New customer contacts and information concerning new parts or programs, requirements and opportunities become available through sales calls and client visits, negotiation with key customer and supplier business partners, and formal and informal briefings. We participate in various professional organizations and trade associations, and attend global industry trade shows and events in order to increase our brand awareness and strengthen our service offerings.

Human Capital Resources

Workforce Demographics

Our employees have a variety of specialized experience, training and skills that provide the expertise required to service our customers. As of December 31, 2023, we employed approximately 1,200 employees. Principal employee categories include (a) mechanics and vehicle, aircraft and equipment technicians, (b) logisticians, (c) finance, information technology, and human resources support personnel, (d) warehouse and sales personnel, and (e) engineers.

Employee Health and Safety

We are committed to providing a safe working environment for our employees. Supported by a Health, Environmental and Safety Program, we strive to minimize the risk of injury or illness to workers. We provide our employees with upfront and continuing safety training to communicate and implement safety policies and procedures. We also provide our employees with any additional information, leadership, support and equipment needed to safely perform their job function.

Talent Acquisition, Retention and Development

We strive to attract and retain top talent at all levels of the company. To support this objective, we seek to provide opportunities for professional development and career growth to recognize and reward our employees for their contributions and accomplishments.

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

Company culture is a priority. We model our values and focus on reinforcing these through employee recognition. Our people and teams remain a key market differentiator for our business. Developing internal talent and sourcing for new talent that fits our culture is a key part of our strategy.

We offer competitive compensation and comprehensive benefits to attract, reward and retain a qualified and diverse workforce to achieve our vision and mission and meet the dynamic needs of employees and their families. In addition to competitive base pay, we offer bonus opportunities, a Company matched 401(k) plan, an employee stock purchase plan, healthcare insurance benefits, health savings and flexible spending accounts, paid time off, holiday pay, flexible work schedules, education reimbursement, and employee assistance programs.

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

We also support employee resource groups, which are voluntary, employee-led groups that are open to all employees and provide a forum for diverse employees and allies from a variety of backgrounds to share experiences and support our company's diversity initiatives. We firmly believe in the power of our employee resource groups, which include Women in the Workforce, Pride, Latinos Unidos, and Veterans, to foster diversity and inclusivity in our workplace. These groups serve as platforms for employees from different backgrounds to connect, share experiences, and advocate for continuous improvement within our organization. We actively seek initiatives and participate in outreach programs to assist individuals who served in the U.S. Armed Forces. These efforts include an emphasis on hiring military veterans to enhance the quality of our workforce. In our continuous pursuit of creating a more inclusive and diverse workplace, we recently launched an inclusion and diversity training program. The goal of this initiative is to increase awareness and promote cultural sensitivity among our employees.

Code of Business Conduct and Ethics

We are committed to the highest ethical standards, and we expect all of our directors, officers and employees to comply with our standards and applicable laws and regulations in the conduct of our business. Our Code of Business Conduct and Ethics (the "Code") sets forth our policies and expectations on what is appropriate behavior and guides ethical business decisions that maintain a commitment to integrity. In addition, we require annual ethics and compliance training for our employees to provide them with the knowledge necessary to maintain our standards of ethics and compliance.

Regulation and Supervision

Our businesses are subject to extensive regulation in the markets we serve. We work with numerous U.S. government agencies and entities, including but not limited to, the Federal Aviation Administration ("FAA"), the United States Postal Service ("USPS"), and the Department of Defense ("DoD"). Similar government authorities and regulations exist in the other countries in which we do business.

Commercial Aircraft

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. The inspection, maintenance, and repair procedures for various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only at certified repair facilities utilizing certified technicians. Certification and conformance are required prior to installation of a part on an aircraft. The FAA requires that various maintenance routines be performed on aircraft components, and we currently satisfy these maintenance standards in our MRO services.

For additional information on regulations and risks affecting our business, refer to Item 1A., "Risk Factors".

Competition

Our businesses operate in highly competitive industries that include numerous competitors, many of which are larger in size and have greater name recognition, financial resources, and larger technical staff than we do. We also compete against smaller, more specialized competitors that concentrate their resources on narrower service offerings.

The extent of competition that we will encounter because of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. We believe the principal competitive factors for our business are customer knowledge, product availability, technical and financial qualifications, past performance, repair turnaround time, government budgetary priorities, sales force initiatives and price.

Available Information

We maintain an internet website at www.vsecorp.com. We make available free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or otherwise furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. The information on or obtainable through our website is not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We face a wide variety of risks related to health epidemics, pandemics, and similar outbreaks. These events have adversely affected, and may continue to adversely affect, our operations, supply chains and distribution systems. Public health crises pose a risk that we or our employees, customers, suppliers, manufacturers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities.

The extent to which public health crises may have a material adverse effect on our future business, financial condition and results of operations will depend on many factors that are not within our control, including but not limited to the path and effect of epidemics, pandemics, crises or public health concerns, including factors like new variants, vaccinations, potential supply chain disruptions, and inflation, which can impact our key markets.

Supply chain delays, disruptions, and potential geopolitical uncertainty could adversely affect our business operations and expenses.

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

Certain customers comprise a material portion of our revenue. Our work on large government fleets present a risk to revenue growth and sustainability and profit margins.

The loss of or disruption of revenues on a single customer may reduce our revenues and profits. Our USPS managed inventory program constitutes a material portion of our revenues and profits. This concentration of our revenue subjects us to the risk of material adverse revenue disruptions if customer operational decisions, government contract matters, or other issues prevent or delay the fulfillment of work requirements associated with these key customer fleets. Variations in volume and types of parts purchased by the USPS in recent years have caused changes in our profit margins. The USPS has initiated a fleet replacement program for the next generation of the delivery vehicle fleet. The timing of the new vehicle deployment and the retirement of existing vehicles could potentially have a significant impact on our future revenues and profits.

Acquisitions, which are a part of our business strategy, present certain risks.

A key element of our business strategy is growth through the acquisition of additional companies. We are focused on acquiring complementary assets that add new products, new customers, and new capabilities or new geographic and/or operational competitive advantages in both new and existing markets within our core competencies. Our acquisition strategy is affected by, and poses a number of challenges and risks, including the availability of suitable acquisition candidates, availability of capital, diversion of management’s attention, effective integration of the operations and personnel of acquired companies, potential write downs of acquired intangible assets, potential loss of key employees of acquired companies, use of a significant portion of our available cash, compliance with debt covenants and consummation of acquisitions on satisfactory terms.

We may not be able to successfully execute our acquisition strategy, and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Circumstances associated with divestitures could adversely affect the Company's results of operations and financial condition.

We may periodically divest or seek to divest certain businesses, including remaining assets in our former Federal and Defense segment that are no longer a part of our ongoing strategic plan and are held for sale. A decision to divest or discontinue assets, businesses, or product lines may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effects on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms in a timely manner and prospective buyers may have difficulty obtaining financing. These divestitures may require a significant investment of time and resources and may disrupt our business, distract management from other responsibilities, and may involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or may otherwise result in losses on disposal or continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which could adversely affect our financial results. We may not be successful in managing these or any other significant risks that we may encounter in divesting or discontinuing a business or product line, which could have a material adverse effect on our business.

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

As of December 31, 2023, goodwill and intangible assets, net of amortization, accounted for 28% and 9%, respectively, of our total assets (excluding assets held for sale). We test our goodwill for impairment annually in the fourth quarter or when evidence of potential impairment exists. We test acquired intangible assets for impairment whenever events or changes in circumstances indicate their carrying value may be impaired. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets.

Adverse equity market conditions that result in a decline in market multiples and the trading price of our common stock, or other events, such as reductions in future contract awards or significant adverse changes in our operating margins or the operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such impairments that result in us recording goodwill or intangible asset impairment charges could have a material adverse effect on our financial position or results of operations.

Competition from existing and new competitors may harm our business.

The aviation and vehicle parts industries are highly fragmented, have several highly visible leading companies, and are characterized by intense competition. Some of our original equipment manufacturer ("OEM") competitors have greater name recognition than VSE or our subsidiaries, as well as complementary lines of business and financial, marketing and other resources that we do not have. In addition, OEMs, aircraft maintenance providers, leasing companies and U.S. Federal Aviation Administration ("FAA") certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition.

Our success is highly dependent on the performance of the aviation aftermarket, which could be impacted by lower demand for business aviation and commercial air travel or airline fleet changes causing lower demand for our goods and services.

General global industry and economic conditions that affect the aviation industry may also affect our business. We are subject to macroeconomic cycles, and when recessions occur, we may experience reduced orders, payment delays, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers. Further, the aviation industry has historically, from time to time, been subject to downward cycles which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk. Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price, and other competitive factors. These global industry and economic conditions may have a material adverse effect on our business, financial condition, and results of operations.

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

Inflation can adversely affect us by increasing the costs of labor, material and other costs. In addition, inflation is often accompanied by higher interest rates, which increases the cost associated with our variable rate outstanding debt obligations and could increase rates for any new debt obligations that we incur. In an inflationary environment, depending on economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins. We have experienced, and continue to experience, increases in the prices of labor, materials, and other costs of providing service. Continued inflationary pressures could impact our profitability.

The nature of our operations and work performed by our employees presents certain challenges related to workforce management.

Our financial performance is heavily dependent on the abilities of our operating and administrative staff with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wide diversity of contract types, nature of work, work locations, and legal and regulatory complexities challenge our administrative staff and skill sets. We also face challenges associated with our quality of workforce, quality of work, safety, and labor relations compliance. Our current and projected work in foreign countries exposes us to challenges associated with export and ethics compliance, local laws and customs, workforce issues, extended supply chain, political unrest, and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels, can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, workplace accidents, and regulatory noncompliance.

Our business could be adversely affected by incidents that could cause an interruption in our operations or impose a significant financial liability on us.

Disruption of our operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or other crises could adversely affect our financial performance and condition. A fire, flood, earthquake, other natural disaster, or other crisis at or affecting physical facilities, procurement systems, or contractual deliveries could potentially interrupt the revenues from our operations.

Investments in inventory and facilities could cause losses if certain work is disrupted or discontinued.

We have made investments in inventory, facilities, and lease commitments to support specific business programs, work requirements, and service offerings. A slowing or disruption of these business programs, work requirements, or service offerings that results in operating below intended levels could cause us to suffer financial losses.

We are dependent on access to and the performance of third-party package delivery companies.

Our ability to provide efficient distribution of the products we sell to our customers is an integral component of our overall business strategy, both domestic and international. We do not maintain our own delivery networks, and instead rely on third‑party package delivery companies. We cannot guarantee that we will always be able to ensure access to preferred shipping and delivery companies or that these companies will continue to meet our needs or provide reasonable pricing terms. In addition, if the package delivery companies on which we rely on experience delays resulting from inclement weather or other disruptions, we may be unable to maintain appropriate stock of inventory or deliver products to our customers on a timely basis, which may adversely affect our results of operations and financial condition.

Legal and Regulatory Risks

We are subject to numerous government rules and regulations that could expose us to potential liabilities or work loss.

The aviation industry is highly regulated by the FAA and similar regulatory agencies in other countries. Aviation engines, engine accessories and components that we sell components and repair services for must meet certain airworthiness standards established by the FAA or the equivalent agencies in certain other countries. We also operate repair facilities that are licensed by the FAA and equivalent agencies of certain other countries to perform such services. New and more stringent regulations may be adopted in the future that could have an adverse effect on us.

Lastly, border tariffs and new trade deals could have significant effects on our customers and, in turn, on our suppliers, which may impact our business.

Due to the nature of our work, we could potentially be exposed to legal actions arising from our operations.

Our work includes many manual tasks, including warehousing, shipping, and packing of truck parts inventory, and maintaining and repairing aircraft components and equipment. Some of our work efforts involve the handling of hazardous materials. These services may pose certain challenges that could cause us to be exposed to legal and other liabilities arising from performance issues, work related incidents or employee misconduct that result in damages, injury or death to third parties. Such events could cause us to suffer financial losses and adversely affect our financial condition. See Item 3, "Legal Proceedings” below.

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

Costs associated with compliance with Federal, State, and local provisions regulating the discharge of materials or that otherwise relate to the protection of the environment have not had a material adverse effect on our capital expenditures, earnings, or competitive position. However, we cannot predict the likelihood of such a material adverse effect should we experience the occurrence of a future environmental or pollution event.

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

Technology Risks

Technology and cybersecurity threats and risks could potentially impact our financial results.

We face cybersecurity risk related to our computer systems and data, which may include unauthorized access, acts by computer hackers, computer viruses, malicious code, organized cybersecurity attacks and other security problems and system disruptions, including possible unauthorized access to our and our customers' information. We also rely on third-parties to host certain enterprise systems and manage and host our data and that of our customers. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If our systems, data, or any third party service that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Lack of access to our data and that of our clients, or failure of our systems or those of our third-party service providers, may result in interruptions in our service, all of which may cause a loss in customers, refunds of product fees, and/or material harm to our reputation and operating results.

We maintain a cybersecurity risk management program to monitor and mitigate cybersecurity threats and an incident response plan for emerging threats. To date, costs associated with preventing or remediating information management security breaches or complying with related laws and regulations have not had a material adverse effect on our capital expenditures, earnings or competitive position. Additionally, we have obtained insurance that provides coverage for certain cybersecurity incidents. Despite these efforts, we can make no assurances that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cybersecurity incidents or other cybersecurity compromises, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of personal information, critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation with third parties, theft of intellectual property, fines, customer attrition, diminution in the value of our investment in research and development, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

Financial Risks

There can be no assurance we will continue to pay dividends at current levels or in the future.

The payment of cash dividends and repurchases of our common stock are subject to limitations under applicable law and our credit agreement, and to the discretion of our board of directors, considered in the context of then current conditions, including our earnings, other operating results, and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit our ability under Delaware law to pay dividends.

Our debt exposes us to certain risks.

As of December 31, 2023, we had $429 million of total debt outstanding (net of unamortized debt issuance costs). The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

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
•Exposing us to the risk of higher interest rates on borrowings under our credit facility, which is subject to variable rates of interest;
•Placing us at a competitive disadvantage compared to our competitors that have less debt; and
•Limiting our ability to borrow additional funds.

Market volatility and adverse capital market conditions may affect our ability to access cost-effective sources of funding and may expose us to risks associated with the financial viability of suppliers.

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit and other capital sources for certain issuers. We may access these markets from time to time to support certain business activities, including funding acquisitions and refinancing existing indebtedness. We may also access these markets to acquire credit support for our letters of credit. A number of factors could cause us to incur higher borrowing costs, experience greater difficulty accessing public and private markets for debt or prevent us from raising capital in the equity capital markets. These factors include disruptions or declines in the global capital markets, a decline in our financial performance, outlook, or credit ratings and/or volatility in the price of shares of our common stock due to our trading volume and public float. The occurrence of any or all of these events may adversely affect our ability to fund our operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We have an information security process integrated into our overall enterprise risk management (ERM) process that is designed to identify, assess, and manage material risks and threats from cybersecurity. To protect our information systems against cybersecurity threats, we employ a range of security processes designed to identify, prevent, detect, respond to, and recover from identified vulnerabilities and cybersecurity incidents in a timely manner. These include internal reporting mechanisms, monitoring solutions, and detection tools. We also leverage the expertise and support of key cybersecurity third-party partners and tools. Our protective measures include technical and organizational safeguards, employee training, incident response capability assessments, cybersecurity insurance, and business continuity mechanisms. We perform employee training as part of our information security processes for all employees. We regularly assess cybersecurity risks and technology threats, utilizing a qualitative risk model to identify, measure, and prioritize certain risks, and develop related security controls and safeguards.

Risk assessments are conducted when we onboard certain new services and new vendors, including third-party vendors, applications, and other technology services, and when there are significant changes to IT or security architecture. Further, we monitor key vendors to understand how such vendors manage cybersecurity risks and threats during the term of their provision services or products to us.

As part of our cybersecurity incident response framework, our incident response team focuses on responding to, containing, and recovering from a cybersecurity threat and minimizing any business impact. In the event of a cybersecurity incident, the cybersecurity team assesses, among other factors, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with support from business stakeholders and external technical, legal and law enforcement support.

Governance

Our Board of Directors ("Board") and Audit Committee have oversight responsibility for cybersecurity risks and incidents, including compliance with disclosure requirements, collaboration with law enforcement, and related effects on financial and other risks. Findings and recommendations are reported, as deemed appropriate, to the Board. Senior management including our Chief Information Security Officer (CISO) engages in regular discussions with the Board regarding cybersecurity risks, trends, and any material incidents that may arise. Furthermore, the Board receives briefings on cybersecurity matters from the CISO on our cybersecurity and information security.

Our CISO has served in various roles in information technology and information security for over 20 years, with experience in technology risk management, cybersecurity, compliance, network engineering, information systems, and business resiliency. He is a Certified Information Systems Security Professional. Our CISO manages the Company's information security and oversees our data security personnel and our incident response and business continuity management programs to assess and manage the cybersecurity element of our risk management program, including policies, cybersecurity training, security operations and engineering, cyber threat detection and incident response. Our CISO promptly informs and updates the Board about any information security incidents that may pose a significant risk to the Company.

To date, we have not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or financial condition. However, we have been the target of cybersecurity threats and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent. We cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

ITEM 2. Properties

As of December 31, 2023, we owned or leased building space (including offices, warehouses, shops, and other facilities) at 24 locations. Our major operations are at the following locations:

Aviation - Doral and Miramar, Florida; Independence and Augusta, Kansas; Hebron, Kentucky; Phoenix, Arizona; Montebello and San Bernardino, California; Memphis, Tennessee; Lydney and Southend-on-Sea, United Kingdom; and Norderstedt, Germany
Fleet - Somerset, Pennsylvania; Olive Branch, Mississippi; and Grand Prairie, Texas
Corporate - Alexandria, Virginia

The following is a summary of the square footage our of floor space as of December 31, 2023 (in thousands):

	Owned	Leased	Total
Aviation Segment	91	598	689
Fleet Segment	271	572	843
Corporate	—	95	95
Total	362	1,265	1,627

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VSE common stock, par value $0.05 per share, is traded on the NASDAQ Global Select Market ("NASDAQ"), trading symbol, "VSEC."

Common Stock - Dividend Paid Per Share

	Dividend Paid Per Share
Quarter Ended	2023	2022
March 31	$0.10	$0.10
June 30	$0.10	$0.10
September 30	$0.10	$0.10
December 31	$0.10	$0.10
For the Year	$0.40	$0.40

Holders

As of February 1, 2024, VSE common stock, par value $0.05 per share, was held by approximately 199 stockholders of record. The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

Dividends

Pursuant to our credit agreement, as discussed in Note (7) "Debt" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, the payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, we did not sell any of its equity securities that were not registered under the Securities Act. During the fourth quarter of the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Rule 10b-18 (a)(3) under the Exchange Act) other than 25,854 shares of our common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Equity Compensation Plan Information

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors: the 2006 Restricted Stock Plan, as amended (the "2006 Plan"), and the VSE Corporation 2021 Employee Stock Purchase Plan ("ESPP"). The following table sets forth the amounts of securities authorized for issuance under the 2006 Plan and the ESPP as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	266,125	$43.25	768,489
Equity compensation plans not approved by security holders	—	$—	—
Total	266,125	$43.25	768,489

See Note (10) "Stock-Based Compensation Plans" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding the 2006 Plan and the ESPP.

Performance Graph

The following graph compares the cumulative total return on our common stock with (i) a performance index for the broad market, the NASDAQ Global Select Market, on which our common stock is traded, and (ii) a published industry index, the S&P 500 Aerospace & Defense Index.

The graph assumes an initial investment of $100 on 12/31/18 and that all dividends have been reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VSE Corporation, The NASDAQ Composite Index, and Peer Groups
250
200
150
100
50
0
12/18
12/19
12/20
12/21
12/22
12/23
VSE
NASDAQ Composite
S&P Aerospace & Defense

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Performance Graph Table

	2018	2019	2020	2021	2022	2023
VSE	100.00	128.58	131.83	210.33	163.32	226.80
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P Aerospace & Defense	100.00	130.33	109.39	123.86	145.37	155.21

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The following generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for fiscal year ended December 31, 2022, filed with the SEC on March 10, 2023.

Business Overview

We are a leading provider of aftermarket distribution and maintenance, repair and overhaul ("MRO") services for air and land transportation assets for commercial and government markets. Our operations are conducted within two reportable segments aligned with our operating segments: Aviation and Fleet.

Recent Developments

Sale of Federal and Defense Segment

In May 2023, we announced our decision to sell our Federal and Defense segment. As a result, we have reported the results of operations for the Federal and Defense segment as discontinued operations for all periods presented. See Note (3) "Discontinued Operations" to our Consolidated Financial Statements for further information.

In February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets. See Note (18) "Subsequent Events" for further information.

Acquisition of Turbine Controls, Inc.

On February 29, 2024, we signed a definitive agreement to acquire Turbine Controls, Inc. ("TCI"), a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. See Note (18) "Subsequent Events" for further information.

2023 Acquisitions

In February 2023, we completed the acquisition of Precision Fuel Components, LLC ("Precision Fuel"), a provider of MRO services for engine accessories and fuel systems supporting the business and general aviation ("B&GA") market.

In July 2023, we completed the acquisition of Desser Holding Company LLC ("Desser Aerospace"), a global aftermarket solutions provider of specialty distribution and MRO services.

In September 2023, we entered into an Asset Purchase and License Agreement with Honeywell International Inc. to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems (the "Honeywell FCS Acquisition").

See Note (2) "Acquisitions" to the consolidated financial statements for further information.

Underwritten Public Offering

In July 2023, we initiated a public offering of the Company's common stock relating to the issuance and sale of 2,846,250 shares at a public offering price of $48.50 per share. The offering closed in two transactions, and net proceeds of $129.1 million were received by the Company, which were used to repay outstanding borrowings under our revolving credit facility and for general corporate purposes. See Note (15) "Capital Stock" to the consolidated financial statements for further information.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

Our Aviation segment has seen favorable results due to successful investments in growth initiatives, resulting in a 33% increase in annual revenue, totaling $544 million in 2023. The expansion of our distribution services was driven by strong execution of new and existing programs. Our repair business experienced growth driven by increased market share in the commercial and B&GA sectors. These factors, combined with our growth initiatives, led to a 29% increase in distribution revenue and a 46% increase in repair revenue in 2023 compared to the prior year. In 2023, we secured key multi-year distribution deals for both domestic and new international markets, including an expansion of our flagship distribution agreement with Pratt & Whitney Canada supporting Europe, the Middle East, and Africa. These new distribution initiatives are expected to drive sustainable and recurring revenue with growth opportunities, contributing to future positive results.

Investments in the Aviation segment are focused on businesses and programs that broaden our portfolio and reach new customers and geographies. The February 2023 acquisition of Precision Fuel expands our product offerings and customer base, offering strategic cross-selling opportunities and market share in niche B&GA related markets. The July 2023 acquisition of Desser Aerospace supports our tip-to-tail aircraft distribution and MRO services strategy and provides a platform for international expansion. The September 2023 Honeywell FCS Acquisition allows us to exclusively manufacture and support certain of Honeywell's fuel control systems on four key engine platforms. The Aviation segment is expected to see continued growth due to progress on new initiatives and recent acquisitions, offering a favorable outlook for 2024.

Fleet Segment

Our Fleet segment continues to see growth in revenue from commercial fleet customers and e-commerce fulfillment, as the segment moves towards revenue diversification. Fleet is executing its revenue diversification strategy by acquiring new customers and expanding product options for the e-commerce fulfillment business. Commercial customer revenue continues to experience strong growth, increasing 45% in 2023 compared to the prior year. We anticipate continued growth as we extend our reach to meet the increasing demand from the commercial market. In 2023, commercial revenues were 48% of total Fleet segment revenue compared to 40% in 2022, demonstrating the continued success of our revenue diversification strategy. To support commercial revenue, Fleet opened a new distribution warehouse and e-commerce center of excellence in Olive Branch, MS (near Memphis, TN), in January 2023. The new facility, which is 450,000 square feet, enhances Fleet's geographical coverage and product offerings for customers. The launch of this new location allowed Fleet to keep up with the growing demand for e-commerce fulfillment. Additionally, we generated steady revenue from our support of the United States Postal Services ("USPS") delivery vehicle fleet through supplying parts and managing inventory, with revenue increasing 8% in 2023 compared to the prior year. We continue to monitor USPS vehicle procurement and are ready to support both new vehicles added to the fleet and existing vehicles still in service. Our experience and understanding of the USPS' needs strategically position us to remain a key partner. We are committed to remaining agile and supporting the USPS during its vehicle transition. We expect continued growth within our commercial channels, coupled with stable contributions from the USPS.

Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Years ended December 31,
	2023	2022	Change ($)	Change (%)
Revenues	$860,488	$669,448	$191,040	29%
Costs and operating expenses	772,492	615,844	156,648	25%
Operating income	87,996	53,604	34,392	64%
Interest expense, net	31,083	17,893	13,190	74%
Income from continuing operations before income taxes	56,913	35,711	21,202	59%
Provision for income taxes	13,761	9,052	4,709	52%
Net income from continuing operations	$43,152	$26,659	$16,493	62%

Revenues. Revenues increased $191.0 million, or 29%, in 2023 compared to 2022 due to revenue growth in our Aviation segment of $135.9 million and our Fleet segment of $55.1 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased $156.6 million, or 25%, in 2023 compared to 2022. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" section below for further discussion of costs and operating expenses by segment.

Operating Income. Operating income increased $34.4 million, or 64%, in 2023 compared to 2022 attributable to increases of $34.8 million for our Aviation segment and $7.3 million for our Fleet segment. See "Segment Operating Results" section below for further discussion of operating income by segment. The operating income increase attributable to our segments was partially offset by an increase in corporate costs, including acquisition and integration costs incurred during the current period.

Interest Expense. Interest expense increased approximately $13.2 million, or 74% in 2023 compared to 2022 primarily due to an increase in our debt facility borrowings and higher average interest rates on borrowings outstanding.

Provision for Income Taxes. The effective tax rate for continued operations was 24.2% in 2023 compared to 25.3% in 2022. The decrease in our effective tax rate primarily resulted from book income in connection with an increase in the fair market value of our corporate owned life insurance ("COLI") plan assets in 2023 versus book expense recorded in 2022. For tax purposes, current year COLI book income was nontaxable income resulting in a reduction to our effective tax rate as opposed to 2022 nondeductible COLI loss that increased our effective tax rate.

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

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Years ended December 31,
	2023	2022	Change ($)	Change (%)
Revenues	$544,020	$408,112	$135,908	33%
Costs and operating expenses	472,852	371,696	101,156	27%
Operating income	$71,168	$36,416	$34,752	95%

Revenues. Revenues increased $135.9 million, or 33%, in 2023 compared to 2022. Distribution revenue increased $86.2 million, or 29%, driven by strong program execution on new and existing distribution contracts and contributions from the acquisition of Desser Aerospace (which occurred in July 2023). Repair revenue increased $49.8 million, or 46%, driven by an expansion of repair capabilities, improved end market demand, and share gains with commercial and B&GA customers.

Costs and Operating Expenses. Costs and operating expenses increased $101.2 million, or 27%, in 2023 compared to 2022 primarily due to increased revenues as discussed above. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets increased $2.4 million in 2023 to $11.7 million from $9.3 million in 2022 driven by newly acquired intangibles in connection with acquisitions completed in the current year. Expense for allocated corporate costs was $12.9 million for 2023 and 2022, respectively.

Operating Income. Operating income increased $34.8 million, or 95%, in 2023 compared to 2022 primarily due to revenue growth and a favorable shift in sales mix and pricing.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Years ended December 31,
	2023	2022	Change ($)	Change (%)
Revenues	$316,468	$261,336	$55,132	21%
Costs and operating expenses	285,211	237,425	47,786	20%
Operating income	$31,257	$23,911	$7,346	31%

Revenues. Revenues increased $55.1 million, or 21%, in 2023 compared to 2022. The increase was primarily from commercial customers of $46.7 million, or 45%, and other government customers (primarily USPS) of $11.5 million, or 7%. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business. Revenues from other government customers increased primarily due to increased support of legacy USPS vehicle fleets. These increases were partially offset by a decrease in sales to DoD customers of $3 million, or 94%.

Costs and Operating Expenses. Costs and operating expenses increased $47.8 million, or 20%, primarily due to increased revenues. In addition, costs and operating expenses for this segment included expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets decreased $3.8 million in 2023 to $2.6 million from $6.4 million in 2022 driven by intangibles becoming fully amortized during the current year. Expense for allocated corporate costs was $7.8 million for 2023 and $7.5 million for 2022.

Operating Income. Operating income increased $7.3 million, or 31%, in 2023 compared to 2022, primarily driven by increased revenues, a change in mix of products sold, and decreased amortization expense.

Financial Condition

There has been no material adverse change in our financial condition in 2023. Our outstanding borrowings under our term loan and revolving facility increased $144 million, and we had $216 million of unused commitments under the credit agreement as of December 31, 2023. In July 2023, we completed an underwritten public offering of 2,846,250 shares of the Company's common stock, generating proceeds of $129.1 million in connection with the offering, net of issuance costs. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing and level of inventory purchases to support new distribution programs, and vendor payments required to perform our work; and collections from our customers.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year ended December 31,
	2023	2022
Net cash (used in) provided by operating activities	$(21,829)	$8,051
Net cash used in investing activities	(235,690)	(2,377)
Net cash provided by (used in) financing activities	264,971	(5,714)
Net increase (decrease) in cash and cash equivalents	$7,452	$(40)

Cash used in operating activities was $21.8 million in 2023 compared to cash provided by operating activities of $8.1 million in 2022. The change was primarily due to greater use of cash for inventory purchases.

Cash used in investing activities increased $233.3 million in 2023 compared to 2022 primarily due to cash paid for acquisitions, net of cash acquired, of $218.6 million in connection with acquisitions during the current period as discussed in Note (2) "Acquisitions" to the consolidated financial statements.

Cash provided by financing activities was $265.0 million in 2023 compared to cash used in financing activities of $5.7 million in 2022. The change was primarily due to the receipt of $129.1 million in proceeds related to our public underwritten offering of our common stock in July 2023 and overall higher proceeds from net borrowings of our debt during the current period primarily related to the increase in our term loan facility borrowings to fund cash paid for acquisitions.

We paid cash dividends totaling approximately $5.4 million, or $0.40 per share, in 2023. Pursuant to our credit agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Our primary source of external financing is our credit agreement. Our credit agreement is with a bank group and includes a term loan and a revolving facility, with an aggregate maximum borrowing capacity under our revolving facility of $350.0 million. Under the credit agreement we may elect to increase the maximum availability of the term loan, the revolving facility, or a combination of both, subject to customary lender commitment approvals. The aggregate limit of increases is $25.0 million.

In July 2023, we entered into a fifth amendment to our credit agreement which, among other things, provided for the following: (i) the extension of a new term loan in the aggregate principal amount of $90.0 million; (ii) a reduction in our capacity to incur incremental revolving or term loan credit facilities from $100.0 million to $25.0 million; (iii) quarterly amortization payments for the new term loan in the amount of $2.25 million; (iv) an increase in the maximum Total Funded Debt to EBITDA Ratio from 4.50x to 5.00x, with such ratios decreasing thereafter (as indicated in the table below); (v) the addition of a tier to the top of the pricing grid if the Total Funded Debt to EBITDA ratio exceeds 4.50x; and (vi) expressly permitting the Desser Aerospace acquisition and subsequent and simultaneous business sale to Loar Group Inc.

Testing Period	Maximum Total Funded Debt to EBITDA Ratio
June 30, 2023 through and including September 30, 2023	5.00 to 1.00
December 31, 2023 through and including June 30, 2024	4.75 to 1.00
September 30, 2024	4.50 to 1.00
December 31, 2024 through and including March 31, 2025	4.25 to 1.00
June 30, 2025	4.00 to 1.00
September 30, 2025 and thereafter	3.75 to 1.00

On December 28, 2023, we entered into a sixth amendment to our credit agreement which, among other things, provided for the following: (i) an increase in the aggregate principal amount of the term loan from $177.5 million to $300 million and an extension of the maturity date of the term loan by one year to October 7, 2026; (ii) a modification to the amortization payments on the term loan from $5.0 million quarterly to $7.5 million quarterly, commencing with the first quarterly amortization payment due on April 1, 2024; and (iii) an extension of the maturity date of the revolving credit facility by one year to October 7, 2026. As a result of the amendment, the capacity under the revolving facility remained unchanged and we have increased availability under the revolving facility by approximately $122.0 million.

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

Other Obligations and Commitments

See Note (7) "Debt" to our Consolidated Financial Statements for information regarding our long-term debt obligations. We estimate cash requirements for interest payments on our debt facilities to be approximately $32.1 million for 2024, $28.7 million for 2025, and $23.0 million for 2026. The estimates do not take into account future draw downs and repayments on the debt or changes in the variable interest rate, and actual interest may be different. The estimates included variable rate interest obligations estimated based on rates as of December 31, 2023. The interest payments are estimated through the maturity date of our term loan. Interest payments under our revolving facility have been excluded because a reasonable estimate of timing and amount of cash out flows cannot be determined.

See Note (12) "Leases" to our Consolidated Financial Statements for information pertaining to future minimum lease payments relating to our operating lease obligations.

Inflation and Pricing

Our Aviation and Fleet segments have experienced broad-based inflationary impacts consistent with overall trends in the aerospace and industrial distribution market, due primarily to increased materials, labor, and services costs. The effect of these increased costs on total company net income has been mitigated with improved efficiency in our underlying business through productivity improvements and pass-through price increases. Given broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts.

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

Revenue Recognition

We account for revenue in accordance with ASC 606. The unit of account in ASC 606 is a performance obligation. At the inception of each contract with a customer, we determine our performance obligations under the contract and the contract's transaction price. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The majority of our contracts have a single performance obligation to transfer goods or services. Our performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to our customers.

Our Aviation segment revenues result from the sale of aircraft parts and the performance of MRO services. Our Aviation segment recognizes revenues for the sale of aircraft parts at a point in time when control is transferred to the customer, which usually occurs when the parts are shipped. Our Aviation segment recognizes revenues for MRO services over time as the services are transferred to the customer. MRO services revenue recognition is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore, the services transferred to date. Sales returns and allowances are not significant.

Substantially all Fleet segment revenues from the sale of vehicle parts to customers are recognized at the point in time of the transfer of control to the customer. Sales returns and allowances for vehicle parts are not significant.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories for our Aviation segment consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage and handling costs. Inventories for our Fleet segment consist primarily of vehicle replacement parts, and also include related purchasing, storage and handling costs. We periodically evaluate the carrying value of inventory, considering factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based on future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

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

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. We evaluate goodwill for our reporting units for impairment at least annually on the first day of the fourth quarter, or whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. We estimate and compare the fair value of each reporting unit to its respective carrying value including goodwill. We estimate the fair value of our reporting units using a weighting of fair values derived from the income approach and market approach. The analysis relies on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies. Based on the annual goodwill impairment test performed during the fourth quarter of 2023, we determined that each reporting unit's fair value significantly exceeded its carrying value.

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

Accounting for Income Taxes

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

Recent Accounting Pronouncements

See "Nature of Business and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" in Note (1) to our Consolidated Financial Statements included below in Item 8 of this annual report on Form 10-K for additional information.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rates

Our credit agreement provides available borrowing at variable interest rates. Our interest expense is impacted by the overall global economic and interest rate environment. Accordingly, an increase in interest rates could have a material adverse impact on our results of operations, financial position, or cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods.

A hypothetical 1% increase to interest rates would have increased interest expense by approximately $4.0 million and would have decreased our net income and operating cash flows by a comparable amount.

For additional information related to our debt and interest rate swap agreements, see Note (7) and Note (8), respectively, to our Consolidated Financial Statements contained in this report.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSE Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15.2 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2024 expressed an unqualified opinion.

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

Assessment of the write-down of Aviation inventories
As described further in note 1 to the financial statements, the Company records inventory within its Aviation Segment at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory which requires the write-down of slow-moving inventory for excess or obsolete inventory based on certain inputs and assumptions used to determine the net realizable value. These assumptions include future demand and sales patterns. Changes in these assumptions could have a significant impact on the valuation of the inventory for the Aviation Segment.

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

Our audit procedures related to the write-down of inventories, within the Aviation Segment, included the following, among others.

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

Arlington, Virginia
March 7, 2024

VSE Corporation and Subsidiaries
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,768	$305
Receivables, net	127,958	90,599
Contract assets	8,049	7,409
Inventories	500,864	380,438
Other current assets	36,389	15,202
Current assets held-for-sale	93,002	54,925
Total current assets	774,030	548,878
Property and equipment, net	58,076	40,501
Intangible assets, net	114,130	86,558
Goodwill	351,781	217,262
Operating lease right-of-use assets	28,684	21,558
Other assets	23,637	29,019
Non-current assets held-for-sale	—	56,013
Total assets	$1,350,338	$999,789
Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$22,500	$10,000
Accounts payable	173,036	128,504
Accrued expenses and other current liabilities	36,383	31,889
Dividends payable	1,576	1,282
Current liabilities held-for-sale	53,391	52,929
Total current liabilities	286,886	224,604
Long-term debt, less current portion	406,844	276,300
Deferred compensation	7,939	7,398
Long-term operating lease obligations	24,959	19,154
Deferred tax liabilities	6,985	4,759
Non-current liabilities held-for-sale	—	18,048
Total liabilities	733,613	550,263
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 15,756,918 and 12,816,613 respectively	788	641
Additional paid-in capital	229,103	92,620
Retained earnings	384,702	351,297
Accumulated other comprehensive income	2,132	4,968
Total stockholders' equity	616,725	449,526
Total liabilities and stockholders' equity	$1,350,338	$999,789

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income

	For the years ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Revenues:
Products	$693,035	$554,010	$397,343
Services	167,453	115,438	84,041
Total revenues	860,488	669,448	481,384

Costs and operating expenses:
Products	605,682	495,965	382,056
Services	144,813	100,509	82,824
Selling, general and administrative expenses	7,619	3,635	3,454
Amortization of intangible assets	14,378	15,735	15,755
Total costs and operating expenses	772,492	615,844	484,089
Operating income (loss)	87,996	53,604	(2,705)

Interest expense, net	31,083	17,893	12,063
Income (loss) from continuing operations before income taxes	56,913	35,711	(14,768)
Provision (benefit) for income taxes	13,761	9,052	(3,768)
Net income (loss) from continuing operations	43,152	26,659	(11,000)
(Loss) income from discontinued operations, net of tax	(4,018)	1,400	18,966
Net income	$39,134	$28,059	$7,966

Earnings (loss) per share:
Basic
Continuing operations	$3.05	$2.09	$(0.88)
Discontinued operations	(0.28)	0.11	1.51
	$2.77	$2.20	$0.63
Diluted
Continuing operations	$3.04	$2.08	$(0.87)
Discontinued operations	(0.28)	0.11	1.50
	$2.76	$2.19	$0.63

Weighted average shares outstanding:
Basic	14,130,334	12,780,117	12,551,459
Diluted	14,184,729	12,827,894	12,632,874

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2023	2022	2021
(in thousands)
Net income	$39,134	$28,059	$7,966
Other comprehensive income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	(2,836)	5,144	1,027
Total other comprehensive (loss) income, net of tax	(2,836)	5,144	1,027
Comprehensive income	$36,298	$33,203	$8,993

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
(in thousands)	Shares	Amount
Balance at December 31, 2020	11,055	$553	$31,870	$325,097	$(1,203)	$356,317
Net income	—	—	—	7,966	—	7,966
Issuance of common stock	1,599	80	51,937	—		52,017
Stock-based compensation	73	3	4,708	—	—	4,711
Other comprehensive income, net of tax	—	—	—	—	1,027	1,027
Dividends declared ($0.37 per share)	—	—	—	(4,705)	—	(4,705)
Balance at December 31, 2021	12,727	636	88,515	328,358	(176)	417,333
Net income	—	—	—	28,059	—	28,059
Stock-based compensation	90	5	4,105	—	—	4,110
Other comprehensive income, net of tax	—	—	—	—	5,144	5,144
Dividends declared ($0.40 per share)	—	—	—	(5,120)	—	(5,120)
Balance at December 31, 2022	12,817	641	92,620	351,297	4,968	449,526
Net income	—	—	—	39,134	—	39,134
Issuance of common stock	2,846	142	128,968	—	—	129,110
Stock-based compensation	94	5	7,515	—	—	7,520
Other comprehensive loss, net of tax	—	—	—	—	(2,836)	(2,836)
Dividends declared ($0.40 per share)	—	—	—	(5,729)	—	(5,729)
Balance at December 31, 2023	15,757	$788	$229,103	$384,702	$2,132	$616,725

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2023	2022	2021
	(a)	(a)	(a)
Cash flows from operating activities:
Net income	$39,134	$28,059	$7,966
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,416	24,602	24,589
Amortization of debt issuance costs	1,544	968	1,011
Deferred taxes	(1,979)	(1,139)	(4,356)
Stock-based compensation	7,738	4,465	3,932
Provision for inventory	742	1,094	24,420
Gain (loss) on sale of property and equipment	—	122	(64)
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(25,923)	(26,606)	(9,413)
Contract assets	5,148	(6,425)	(5,542)
Inventories	(87,529)	(59,099)	(80,021)
Other current assets and other assets	(3,191)	2,563	(7,435)
Operating lease assets and liabilities, net	(390)	(486)	(651)
Accounts payable and deferred compensation	23,913	36,193	33,210
Accrued expenses and other current and noncurrent liabilities	(4,452)	3,740	(5,248)
Net cash (used in) provided by operating activities	(21,829)	8,051	(17,602)
Cash flows from investing activities:
Purchases of property and equipment	(18,666)	(11,212)	(10,520)
Proceeds from the sale of property and equipment	—	—	68
Proceeds from payments on notes receivable	1,557	8,835	2,906
Earn-out obligation payments	—	—	(750)
Cash paid for acquisitions, net of cash acquired	(218,581)	—	(53,336)
Net cash used in investing activities	(235,690)	(2,377)	(61,632)
Cash flows from financing activities:
Borrowings on bank credit facilities	844,262	520,223	491,567
Repayments on bank credit facilities	(699,872)	(518,347)	(458,294)
Proceeds from issuance of common stock	130,020	899	52,017
Earn-out obligation payments	—	(1,250)	—
Payment of debt financing costs	(2,890)	(1,113)	(808)
Payment of taxes for equity transactions	(1,113)	(1,015)	(681)
Dividends paid	(5,436)	(5,111)	(4,427)
Net cash provided by (used in) financing activities	264,971	(5,714)	79,374
Net increase (decrease) in cash and cash equivalents	7,452	(40)	140
Cash and cash equivalents, beginning of period	478	518	378
Cash and cash equivalents, end of period	$7,930	$478	$518

(a) The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$35,039	$16,423	$12,146
Income taxes	$13,944	$10,332	$7,536

Non-cash investing and financing activities:
Earn-out obligation in connection with acquisitions	$—	$—	$1,250

The accompanying notes are an integral part of these financial statements.

VSE Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(1)  Nature of Business and Summary of Significant Accounting Policies

Nature of Business

VSE Corporation (collectively, with its consolidated subsidiaries), "VSE," the "Company," "us," "we," or "our" is a diversified aftermarket products and services company. Our operations include aircraft and airframe parts supply and distribution, supply chain and inventory management services; MRO of aircraft components and engine accessories; vehicle fleet sustainment programs; vehicle fleet parts supply and distribution. We serve commercial and government markets. We operate in two reportable segments aligned with our operating segments: Aviation and Fleet.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the assets, liabilities, results of operations and cash flows our parent company and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In May 2023, we entered into a definitive agreement to sell our Federal and Defense segment which we mutually agreed to terminate in September 2023, with neither party paying any termination fees. In February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets. See Note (3) "Discontinued Operations" and Note (18) "Subsequent Events" for further information. The consolidated financial statements reflect the Federal and Defense segment's results of operations as discontinued operations, and the related assets and liabilities as held-for-sale for all periods presented.

Certain reclassifications have been made to the prior period financial information to reflect discontinued operations presentation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

Summary of Significant Accounting Policies

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

Stock-Based Compensation

We issue stock-based awards as compensation to employees and directors. Stock-based awards include stock-settled bonus awards, time-vested stock awards and performance share awards. We recognize stock-based compensation expense over the underlying award’s requisite service period, as measured using the award’s grant date fair value. Our policy is to recognize forfeitures as they occur. For performance share awards, we assess the probability of achieving the performance conditions at each reporting period end and adjust compensation expense based on the number of shares we expect to ultimately issue.

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Years Ended December 31,
	2023	2022	2021
Basic weighted average common shares outstanding	14,130,334	12,780,117	12,551,459
Effect of dilutive shares	54,395	47,777	81,415
Diluted weighted average common shares outstanding	14,184,729	12,827,894	12,632,874

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value.

As of December 31, 2023, we held approximately $6.0 million of cash in foreign bank accounts, primarily in connection with our acquisition of Desser Holding Company LLC ("Desser Aerospace"). Refer to Note (2) "Acquisitions," for details regarding our acquisitions.

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

Concentrations of Credit Risk

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

Receivables and Contract Assets

Receivables are recorded at amounts earned less an allowance. We review our receivables regularly to determine if there are any potentially uncollectible accounts.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Contract assets are classified as current based on our contract operating cycle.

Allowance for Credit Losses

We establish allowances for credit losses on our accounts receivable and contract assets. To measure expected credit losses, we have disaggregated pools of receivable balances by segment. Within each segment, receivables exhibit similar risk characteristics. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status. We also consider current market conditions and forecasts of future economic conditions to inform potential adjustments to historical loss data. In addition, we also record allowances for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables, such as concerns about a specific customer's inability to meet its financial obligation to us. The adequacy of these allowances is assessed quarterly through consideration of factors on a collective basis where similar characteristics exist and on an individual basis.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories consist primarily of finished goods replacement parts for our Fleet and Aviation segments, and also include related purchasing, storage, and handling costs. Inventories for our Aviation segment consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage, and handling costs.

We periodically evaluate the carrying value of inventory, considering factors such as its physical condition, sales patterns and expected future demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

During 2021, we recorded a $24.4 million provision for inventory within cost and operating expenses primarily related to slow moving and excess quantities of Aviation segment inventory supporting certain international region distribution programs entered into prior to 2019.

Deferred Compensation Plans

We established the VSE Corporation Deferred Supplemental Compensation Plan ("DSC Plan") for the benefit of certain key management employees to be incentivized and rewarded based on overall company performance. We recognized DSC Plan expenses of $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

We invest in corporate owned life insurance ("COLI") products and in mutual funds that are held in a Rabbi Trust to fund the DSC Plan obligations. The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value. The DSC Plan assets are included in other assets on the accompanying consolidated balance sheets. Gains and losses recognized on the changes in fair value of the investments are recorded as selling, general and administrative expenses on the accompanying consolidated statements of income. We recorded net gains of $0.6 million and $22 thousand for the years ended December 31, 2023 and 2022, respectively, and a net loss of $0.6 million for the year ended December 31, 2021.

Derivative Instruments

Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in a manner that matches the timing of the earnings impact of the hedged transactions.

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

Impairment of Long-Lived Assets (Excluding Goodwill)

We review our long-lived assets, including amortizable intangible assets, operating lease right-of-use assets, and property and equipment, for impairment whenever events or changes in facts and circumstances indicate that their carrying values may not be fully recoverable and the carrying amount of the asset exceeds its estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance is required to be adopted by us beginning with the annual period of 2024. We are currently evaluating the impact that adoption of ASU 2023-07 may have on our consolidated financial statements and disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance is required to be adopted by us in the first quarter of 2025. We are currently evaluating the impact that adoption of ASU 2023-09 may have on our consolidated financial statements and disclosure.

(2) Acquisitions

Fiscal 2023

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

The final allocation of the purchase price resulted in net tangible assets of $3.2 million, goodwill of $4.8 million, and contract and customer-related intangible asset of $3.8 million, which is being amortized over a period of five years. During the year ended December 31, 2023, we incurred $0.2 million of acquisition-related expenses related to the acquisition of Precision Fuel, which are included in selling, general and administrative expenses.

Desser Aerospace

On July 3, 2023, we completed the acquisition of Desser Holding Company LLC ("Desser Aerospace"), a global aftermarket solutions provider of specialty distribution and MRO services. We purchased Desser Aerospace for a preliminary cash consideration of $133.7 million, which included $9.5 million as an estimated net working capital adjustment (subject to post-closing adjustments). Concurrent with the closing of the transaction, we immediately sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for a cash consideration of $31.8 million, which included $1.8 million as an estimated net working capital adjustment (the “Loar Sale”).

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

During the fourth quarter of 2023, we adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets and liabilities assumed due to updated valuation reports received from our external valuation specialist, revisions to internal estimates, and new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments included: an increase in the purchase price of $0.6 million, a decrease in inventories of $8.0 million, a decrease in accounts payable of $4.6 million, and a decrease in net other tangible assets of $1.0 million. These adjustments resulted in an increase to goodwill of $5.0 million.

The adjusted preliminary purchase price is as follows (in thousands):

Receivables	$7,383
Inventories	31,112
Other current assets	515
Property and equipment	2,527
Intangible assets	21,950
Goodwill	55,681
Operating lease right-of-use-assets	6,680
Total assets acquired	125,848
Accounts payable	(10,128)
Accrued expenses and other current liabilities	(5,793)
Long-term operating lease obligations	(5,937)
Deferred tax liabilities	(4,307)
Other long-term liabilities	—
Total liabilities assumed	(26,165)
Net assets acquired, excluding cash	$99,683

Cash consideration, net of cash acquired	$101,870
Estimated post-close adjustment	(2,187)
Total	$99,683

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

The operating results of Desser Aerospace were included in our consolidated results of operations from the date of acquisition. From the date of acquisition, our consolidated revenues and operating income include $48.5 million and $4.8 million, respectively, for Desser Aerospace. Desser Aerospace's operating income does not include the impact of acquisition-related expenses incurred by VSE Corporation. We incurred $3.2 million of acquisition-related expenses related to the Desser Aerospace acquisition during the year ended December 31, 2023, which are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Desser Aerospace and VSE Corporation for the years ended December 31, 2023, and 2022, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the years ended December 31,
	2023	2022
Revenue	$908,243	$749,489
Income from continuing operations	$46,265	$25,541

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

Honeywell Fuel Control Systems

On September 27, 2023, our Aviation segment entered into an Asset Purchase and License Agreement with Honeywell International Inc. ("Honeywell"), for a purchase price of $105.0 million, to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems (the "Honeywell FCS Acquisition"). The purchase price of this acquisition was funded by borrowings under our revolving credit facility. This agreement expands existing distribution and MRO capabilities supporting certain Honeywell fuel control systems and associated subcomponents.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price for the acquisition was allocated on a preliminary basis, among assets acquired, at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. We have not yet finalized the purchase price allocation related to this acquisition due to the fact that while legal control has occurred, we have not received physical possession of the prepaid inventory and property and equipment, and thus these assets will be subject to settlement adjustments upon transfer as outlined in the Asset Purchase and License Agreement with Honeywell. Therefore, the allocation of the total consideration for the acquisition is preliminary until we obtain final information regarding their fair values, which could potentially result in changes in the fair values and an adjustment to goodwill.

During the fourth quarter of 2023, we adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets due to updated valuation report received from our external valuation specialist. The measurement period adjustments included: a decrease in intangible assets of $1.1 million and a corresponding increase to goodwill.

The adjusted preliminary purchase price allocation is as follows (in thousands):

Other current assets (a)	$12,000
Property and equipment	2,714
Intangible assets	16,200
Goodwill	74,086
Total assets acquired	$105,000

Cash consideration	$105,000
Total consideration	$105,000
(a) Represents prepaid inventory consisting of finished goods acquired but not in our physical possession as of the acquisition date.

Goodwill resulting from the acquisition reflects the expected synergies from the acquisition. The value attributed to goodwill and customer relationship is deductible for income tax purposes. The estimated value attributed to the customer relationship intangible asset is being amortized on a straight-line basis using a useful life of 10 years.

We incurred $0.3 million of acquisition-related expenses related to the Honeywell FCS Acquisition during the year ended December 31, 2023, which are included in selling, general and administrative expenses. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

Fiscal 2021

Global Parts Group, Inc.

On July 26, 2021, our Aviation segment acquired Global Parts Group, Inc. ("Global Parts"), a privately owned company with operations in Augusta, Kansas. Global Parts provides distribution and MRO services for B&GA aircraft families. The acquisition expands our existing B&GA focus and further diversifies our existing product and platform offerings to include additional airframe components, while expanding our customer base of regional and global B&GA customers. The cash purchase price for Global Parts was approximately $40.0 million, net of cash acquired, which was funded using our existing bank revolving loan. The purchase price included $2.0 million of contingent consideration.

We completed the purchase accounting valuation for this transaction in 2021 and the final purchase price allocation was as follows (in thousands):

Receivables	$6,410
Inventories	13,240
Other current assets	620
Property and equipment	368
Intangibles assets	16,000
Goodwill	10,019
Operating lease right-of-use-assets	3,043
Deferred tax assets	1,775
Accounts payable	(6,112)
Accrued expenses and other current liabilities	(1,936)
Long-term operating lease obligations	(2,874)
Net assets acquired, excluding cash	$40,553

Cash consideration, net of cash acquired	$38,553
Acquisition date estimated fair value of earn-out obligation	2,000
Total consideration	$40,553

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

(3) Discontinued Operations

In May 2023, we entered into a definitive agreement to sell our Federal and Defense segment which we mutually agreed to terminate in September 2023, with neither party paying any termination fees. As discussed in Note (18) "Subsequent Events," in February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets.

The results of operations for the Federal and Defense segment are reported in income from discontinued operations within the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, and the related assets and liabilities are presented within assets and liabilities held-for-sale on the consolidated balance sheets as of December 31, 2023, and 2022.

The results of operations from discontinued operations for the years ended December 31, 2023, 2022 and 2021, consist of the following (in thousands):

	For the years ended December 31,
	2023	2022	2021
Revenues	$252,466	$280,314	$269,469
Costs and operating expenses	258,125	278,779	245,250
(Loss) income from discontinued operations before income taxes	(5,659)	1,535	24,219
(Benefit) provision for income taxes	(1,641)	135	5,253
Net (loss) income from discontinued operations	$(4,018)	$1,400	$18,966

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$162	$173
Receivables, net	10,805	14,340
Contract assets	25,109	30,898
Inventories	472	270
Other current assets	6,154	9,244
Property and equipment, net	6,102	7,467
Intangible assets, net	3,505	4,066
Goodwill	31,575	31,575
Operating lease right-of-use assets	9,097	12,854
Other assets	21	51
Total assets held-for-sale (a)	$93,002	$110,938
Liabilities
Accounts payable	$20,893	$31,096
Accrued expenses and other current liabilities	19,537	21,833
Long-term operating lease obligations	8,942	13,186
Deferred tax liabilities	4,019	4,862
Total liabilities held-for-sale (a)	$53,391	$70,977
(a) Amounts have been classified as current for the current period consolidated balance sheet and as current and non-current in the consolidated balance sheet for the prior year period.

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Depreciation and amortization	$2,289	$3,576	$4,584
Purchases of property and equipment	$295	$331	$540
Stock-based compensation	$139	$63	$91

(4) Revenue Recognition
Disaggregated Revenue
Our revenues are derived from the delivery of products to our customers and from services performed for commercial and government customers.

A summary of revenues by customer for each of our operating segments for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

Year Ended December 31, 2023	Aviation	Fleet	Total
Commercial	$539,592	$150,835	$690,427
DoD	—	209	209
Other government	4,428	165,424	169,852
Total	$544,020	$316,468	$860,488

Year Ended December 31, 2022
Commercial	$403,155	$104,162	$507,317
DoD	—	3,286	3,286
Other government	4,957	153,888	158,845
Total	$408,112	$261,336	$669,448

Year Ended December 31, 2021
Commercial	$245,380	$73,606	$318,986
DoD	—	12,689	12,689
Other government	2,472	147,237	149,709
Total	$247,852	$233,532	$481,384

A summary of revenues by type for each of our operating segments for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

Year Ended December 31, 2023	Aviation	Fleet	Total
Repair	$157,154	$—	$157,154
Distribution	386,866	316,468	703,334
Total	$544,020	$316,468	$860,488

Year Ended December 31, 2022
Repair	$107,399	$—	$107,399
Distribution	300,713	261,336	562,049
Total	$408,112	$261,336	$669,448

Year Ended December 31, 2021
Repair	$75,725	$—	$75,725
Distribution	172,127	233,532	405,659
Total	$247,852	$233,532	$481,384

Contract Balances
Contract balances were as follows (in thousands):

		As of December 31,
	Financial Statement Classification	2023	2022
Billed and billable receivables	Receivables, net (a)	$127,958	$90,599
Contract assets - unbilled receivables	Contract assets	$8,049	$7,409
Contract liabilities	Accrued expenses and other current liabilities	$2,785	$963
(a) Net of allowance of $3.4 million and $2.0 million as of December 31, 2023 and 2022, respectively.
During fiscal 2023 and 2022, respectively, we recognized $0.9 million and $0.8 million of revenue that was included in a previously recorded contract liability as of the beginning of the period.
Performance Obligations
We applied the practical expedient for our parts sales and MRO services to exclude the amount of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

(5)  Property and Equipment

Property and equipment, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Buildings and building improvements	$24,555	$20,868
Computer equipment	8,309	7,037
Furniture, fixtures, equipment and other (a)	54,883	37,218
Leasehold improvements	6,151	4,438
Land and land improvements	1,617	1,617
	95,515	71,178
Less accumulated depreciation and amortization	(37,439)	(30,677)
Total property and equipment, net	$58,076	$40,501
(a) Other includes construction in progress.

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $6.8 million, $5.3 million, and $4.2 million, respectively.

(6)  Goodwill and Intangible Assets

Goodwill

Changes in goodwill for the years ended December 31, 2023 and 2022 by operating segment were as follows (in thousands):

	Fleet	Aviation	Total
Balance as of December 31, 2021	$63,190	$154,072	$217,262
Balance as of December 31, 2022	$63,190	$154,072	$217,262
Goodwill acquired	—	134,519	134,519
Balance as of December 31, 2023	$63,190	$288,591	$351,781

Goodwill increased during the year ended December 31, 2023 in connection with acquisitions completed during the period as discussed in Note (2) "Acquisitions." There were no impairments of goodwill during the years ended December 31, 2023, 2022 and 2021.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
December 31, 2023
Contract and customer-related	$241,090	$(127,022)	$114,068
Trade names	8,670	(8,608)	62
Total	$249,760	$(135,630)	$114,130

December 31, 2022
Contract and customer-related	$199,140	$(113,796)	$85,344
Trade names	8,670	(7,456)	1,214
Total	$207,810	$(121,252)	$86,558

The increase in the gross carrying amount of contract and customer-related intangibles during the year ended December 31, 2023 relates to customer relationship intangible assets recognized in connection with acquisitions completed during the year as discussed in Note (2) "Acquisitions." There were no impairment losses during the years ended December 31, 2023, 2022 and 2021. The weighted-average useful life for all intangible assets of December 31, 2023 is 13.9 years.

The estimated future annual amortization expense related to intangible assets are as follows (in thousands):

Year Ending December 31,
2024	$13,313
2025	13,278
2026	13,154
2027	11,407
2028	10,574
Thereafter	52,404
Total	$114,130

(7)  Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2023	2022
Bank credit facility - term loan	$300,000	$100,000
Bank credit facility - revolving facility	133,000	188,610
Principal amount of long-term debt	433,000	288,610
Less: debt issuance costs	(3,656)	(2,310)
Total long-term debt	429,344	286,300
Less: current portion	(22,500)	(10,000)
Long-term debt, net of current portion	$406,844	$276,300

We have a credit agreement with a bank group from which we borrow amounts under the agreement to provide working capital support, fund letters of credit, and finance acquisitions. The credit agreement includes term and revolving facilities. The revolving facility provides for revolving loans and letters of credit.

On July 2, 2023, we entered into a fifth amendment to our credit agreement which provided for the following: (i) the extension of a new term loan in the aggregate principal amount of $90.0 million, (ii) a reduction in our capacity to incur incremental revolving or term loan credit facilities from $100.0 million to $25.0 million; (iii) quarterly amortization payments for the new term loan in the amount of $2.25 million; (iv) an increase in the maximum Total Funded Debt to EBITDA Ratio from 4.50x to 5.00x, with such ratios decreasing thereafter; (v) the addition of a tier to the top of the pricing grid if the Total Funded Debt to

EBITDA ratio exceeds 4.50x; and (vi) expressly permitting the Desser Aerospace acquisition and the subsequent and simultaneous sale of the propriety solutions businesses to Loar (the "Loar Sale"). The net proceeds received under the new term loan were used to fund a portion of the cash consideration for the Desser Aerospace acquisition.

On December 28, 2023, we entered into a sixth amendment to our credit agreement which provided for the following: (i) an increase in the aggregate principal amount of the term loan to $300 million and an extension of the maturity date by one year to October 7, 2026; (ii) a modification to the amortization payments on the term loan from $5.0 million quarterly to $7.5 million quarterly, commencing with the first quarterly amortization payment due on April 1, 2024; and (iii) an extension of the maturity date of the revolving credit facility by one year to October 7, 2026.

The maximum amount of credit available under the credit agreement for revolving loans and letters of credit is $350 million. We may elect to increase the maximum availability of the term loan facility, the revolving facility, or both facilities up to an aggregate additional amount of $25 million subject to lender approvals. The credit agreement also provides for letters of credit aggregating up to $25 million.

Borrowings under our credit agreement bear interest at a variable rate of interest based on Term SOFR or a base rate, plus in each case an applicable margin (based on our Total Funded Debt to EBITDA Ratio). The base rate for any day is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate plus .50%; (ii) the Prime Rate and (iii) the sum of Term SOFR for a one-month interest period, plus the difference between the additional Term SOFR interest margin for SOFR rate loans and the additional base rate interest margin for base rate loans. The applicable margins for SOFR loans ranges from 1.50% to 3.75% and .50% to 2.75% for base rate loans. We also pay a commitment fee with respect to undrawn amounts under the revolving loan facility ranging from .25% to .50% (based on our Total Funded Debt to EBITDA Ratio) and fees on letters of credit that are issued.

As of December 31, 2023, the interest rate on our outstanding term debt and weighted average interest rate on our aggregate outstanding revolver debt was 8.21% and 8.25%, respectively. We had letters of credit outstanding of $0.8 million and $1.0 million as of December 31, 2023 and 2022, respectively.

Future required term loan and revolving facility payments as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,	Term	Revolving Facility	Total
2024	$30,000	$—	$30,000
2025	30,000	—	30,000
2026	240,000	133,000	373,000
Total	$300,000	$133,000	$433,000

The credit agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt to EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of December 31, 2023.

(8) Derivative Instruments and Hedging Activities

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. Our derivative instruments designated as cash flow hedges as of December 31, 2023 were (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swap (a)	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swap (b)	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026
(a) In July 2022, we executed forward-starting fixed interest rate swap, the tenor of which began on October 31, 2022.
(b) In July 2023, we executed a fixed interest rate swap that hedges the variability in interest payments on floating rate debt.

These derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized changes in the fair value on cash flow hedges are recognized in other comprehensive income (loss) and the amounts are reclassified from accumulated other comprehensive income (loss) into earnings in a manner that matches the timing of the earnings impact of the hedged transactions. For the years ended December 31, 2023 and 2022, we reclassified $3.8 million and $0.3 million, respectively, from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $2.9 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following December 31, 2023.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$15,734	$13,942
Accrued customer rebates and royalties	5,545	6,240
Current portion of lease liabilities	4,957	3,182
Other	10,147	8,525
Total	$36,383	$31,889

(10) Stock-Based Compensation Plans

The VSE Corporation 2006 Restricted Stock Plan, as amended (the "2006 Plan"), provides VSE's employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The total number of shares authorized for issuance under this plan was 1,875,000 and, as of December 31, 2023, 591,337 shares remained available for issuance. As of December 31, 2023, we have outstanding stock-settled bonus awards, time-vested stock awards, and performance share awards under this plan.

Stock-settled bonus awards are a fixed dollar-denominated award. On the first anniversary of the grant date, the total fixed dollar value of the award is converted into shares based on our closing stock price on the date of conversion. Vesting occurs over a three-year service period in three equal tranches. Beginning with the 2023 stock-settled bonus awards, the first vesting occurs one year after the award is converted into shares. For awards granted prior to 2023, the first vesting occurs one year after the grant date. On each vesting date, 100% of the vested award is paid in stock. Expense is recognized on a straight-line basis over the requisite service period for each tranche, which results in an accelerated pattern for an award.

Time-vested stock awards generally vest over a three-year service period in equal installments on each anniversary of the grant date. Our directors receive a grant of stock annually as part of their compensation and the stock vests immediately upon grant.

We grant performance share awards to certain employees under the 2006 Plan. Performance share awards are rights to receive shares of our stock on the satisfaction of service requirements and performance conditions. These awards vest ratably in equal installments over a three-year period on the anniversary of each grant date, subject to meeting the minimum service requirements and the achievement of certain annual or cumulative financial metrics of our performance, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares beginning in 2023. If performance is below the minimum threshold level of performance, no shares will be issued. For all performance share awards granted, the annual and cumulative financial metrics are based on our achievement of a return on equity.

During fiscal 2021, we established the Employee Stock Purchase Plan ("ESPP") to allow eligible employees to purchase shares of our VSE common stock at a discount of up to 15% of the fair market value on specified dates. For ESPP offerings in the year ended December 31, 2023, the purchase price was 12% off the lesser of the fair market value on the date of the offering and the fair market value on the date of purchase, thereby resulting in stock compensation expense of $0.1 million. As of December 31, 2023, 500,000 shares of VSE common stock are authorized for issuance under the ESPP.

Expense and Related Tax Benefits Recognized

Stock-based compensation expense and related tax benefits recognized under the 2006 Plan for the years ended December 31, was as follows (in thousands):

	2023	2022	2021
Stock-settled bonus awards	$1,166	$1,186	$820
Time-vested stock awards	2,639	2,089	2,273
Performance share awards	3,807	1,067	784
Total	$7,612	$4,342	$3,877
Tax benefit recognized from stock-based compensation	$1,899	$1,083	$967
Stock-Settled Bonus Awards

In March 2023, the employees eligible for the 2022 awards, 2021 awards, and the 2020 awards received a total of 27,252 shares of common stock. The grant-date fair value of these awards was $42.23 per share. The total compensation cost related to non-vested stock-settled bonus awards not yet recognized was approximately $1.6 million with a weighted average amortization period of 2 years as of December 31, 2023. The total fair value of stock-settled bonus awards that vested in the years ended December 31, 2023, 2022 and 2021 was $1.2 million, $0.9 million, and $0.9 million, respectively.

Time-Vested Stock Awards

Time-vested stock award activity for the year ended December 31, 2023 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	63,925	$43.01
Granted	60,295	$45.78
Vested	(25,684)	$43.13
Forfeited	(693)	$43.30
Unvested as of December 31, 2023	97,843	$44.68

The grant date fair value of time-vested stock awards is based on the closing market price of our common stock on the grant date. The weighted average grant date fair value of the time-vested stock awards granted for the years ended December 31, 2023, 2022 and 2021 was $45.78, $43.01, and $41.90, respectively. As of December 31, 2023 there was $3.0 million of unrecognized compensation cost related to time-vested stock awards, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of time-vested stock awards that vested in the years ended December 31, 2023, 2022 and 2021 was $1.2 million, $1.7 million, and $1.7 million, respectively.

Performance Share Awards

Performance Share award activity for the year ended December 31, 2023 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	72,161	$42.88
Granted	121,844	$42.23
Vested	(25,723)	$42.83
Forfeited	—	$—
Unvested as of December 31, 2023	168,282	$42.41

The actual number of shares to be issued upon vesting range between 0-200% of the target number of shares granted. The weighted average grant date fair value of the performance share awards granted for the year ended December 31, 2023 was $42.83. As of December 31, 2023 there was $2.6 million of unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of performance share awards that vested in the year ended December 31, 2023 was $1.1 million.

(11)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examinations for the years before 2018 for federal and state income taxes in the U.S.

We file consolidated federal income tax returns that include all of our U.S. subsidiaries. The components of the provision for income taxes from continuing operations for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Current:
Federal	$11,556	$9,483	$(8)
State	2,205	1,485	(193)
Foreign	1,138	35	1,066
	14,899	11,003	865
Deferred:
Federal	(1,148)	(1,890)	(3,600)
State	3	(61)	(1,033)
Foreign	7	—	—
	(1,138)	(1,951)	(4,633)
Provision for income taxes	$13,761	$9,052	$(3,768)

The differences between the amount of tax computed at the federal statutory rate of 21% in 2023, 2022 and 2021, and the provision for income taxes from continuing operations for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Tax at statutory federal income tax rate	$11,952	$7,499	$(3,102)
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	2,019	1,459	(482)
Permanent differences, net	(193)	287	(350)
Tax credits	(461)	(418)	(160)
Prior year true-up adjustment	269	(45)	19
Valuation allowance	77	324	331
Other provision adjustments	98	(54)	(24)
Provision for income taxes	$13,761	$9,052	$(3,768)

The tax effect of temporary differences representing deferred tax assets and liabilities as of December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Deferred compensation and accrued paid leave	$3,003	$3,881
Accrued expense	1,429	1,053
Inventory reserve	13,980	12,934
Operating lease liabilities	6,249	5,544
Stock-based compensation	1,697	869
Capitalized inventory	1,335	1,128
US operating and capital loss carryforward	7,637	6,040
Disallowed interest expense	1,663	236
Tax credit carryforward	1,492	1,640
Foreign country operating loss carryforward	806	749
	39,291	34,074
Valuation allowance (a)	(9,906)	(8,337)
Total gross deferred tax assets	29,385	25,737

Interest rate swaps	(708)	(1,651)
Depreciation	(2,925)	(3,091)
Goodwill and intangible assets	(26,666)	(20,355)
Operating lease right-of-use assets	(5,939)	(5,313)
Other	(132)	(86)
Total gross deferred tax liabilities	(36,370)	(30,496)

Net deferred tax liabilities	$(6,985)	$(4,759)
(a) A valuation allowance was provided against US capital loss in connection with the stock sale of Prime Turbines, certain state net operating loss, tax credit, and foreign tax loss deferred tax assets arising from carryforwards of unused tax benefits.

(b) Certain amounts from prior year have been reclassified to conform with current year presentation.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examinations for the years before 2019.

As of December 31, 2023, we had various tax losses and tax credits that may be applied against future taxable income. The majority of such tax attributes will expire in 2026 through 2034; however, some may be carried forward indefinitely.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, many countries took steps to incorporate Pillar Two model rule concepts into their domestic laws in 2023. Considering that we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, we do not expect these rules will significantly increase our global tax costs. We will continue to monitor US and global legislative action related to Pillar Two for future potential impacts.

(12) Leases

Our operating lease cost was as follows for the years ended December 31, (in thousands):

	2023	2022	2021
Operating lease cost (a)	$6,480	$2,714	$1,731
(a) Excludes short-term lease expense, which is not material.
Our lease arrangements do not contain any material residual guarantees, variable payment provisions, or restrictive covenants.

The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of December 31, 2023 (in thousands):

Year ending December 31,
2024	$6,555
2025	6,959
2026	6,079
2027	5,119
2028	4,612
Thereafter	6,448
Minimum lease payments	35,772
Less: imputed interest	(5,856)
Present value of minimum lease payments	29,916
Less: current portion of lease liabilities (a)	(4,957)
Long-term lease liabilities	$24,959

(a) The current portion of lease liabilities are presented within accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note (9) "Accrued Expenses and Other Current Liabilities."

Other supplemental operating lease information for the year ended December 31, was as follows (in thousands):

	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$5,045	$2,441	$1,474
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,812	$11,876	$8,182

The weighted-average discount rate was 5.9% and 5.4% and the weighted-average remaining lease term was 5.7 years and 6.0 years as of December 31, 2023, and 2022, respectively.

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

Further, from time-to-time, government agencies audit or investigate whether our operations are being conducted in accordance with applicable contractual and regulatory requirements. Government audits or investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties imposed, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action. We believe, based upon current information, that the outcome of any such government disputes, audits and investigations will not have a material adverse effect on our results of operations, financial condition, or cash flows.

(14)  Business Segments and Customer Information

Segment Information

The sale of the Federal and Defense segment is intended to allow us to focus on a long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. Following the completion of the Federal and Defense segment sale transaction, management of our business operations is conducted under two reportable operating segments:

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

Our segment information is as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Revenues:
Aviation	$544,020	$408,112	$247,852
Fleet	316,468	261,336	233,532
Total revenues	$860,488	$669,448	$481,384

Operating income (loss):
Aviation	$71,168	$36,416	$(14,373)
Fleet	31,257	23,911	20,426
Corporate/unallocated expenses (a)	(14,429)	(6,723)	(8,758)
Total operating income (loss)	$87,996	$53,604	$(2,705)

Depreciation and amortization expense:
Aviation	$16,080	$13,174	$11,374
Fleet	5,300	8,783	9,679
Total depreciation and amortization	$21,380	$21,957	$21,053

Capital expenditures:
Aviation	$16,467	$5,961	$7,468
Fleet	2,198	5,502	1,669
Corporate	269	861	843
Total capital expenditures	$18,934	$12,324	$9,980
(a) Certain corporate costs previously allocated to the Federal and Defense business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

	December 31,
	2023	2022
Total assets:
Aviation	$950,143	$637,615
Fleet	274,382	218,138
Corporate	32,811	33,097
Assets held-for-sale	93,002	110,939
Total assets	$1,350,338	$999,789

Customer Information

Our revenues are derived from the delivery of products and services performed for commercial and government customers. Revenues from the USPS, reported within our Fleet segment, represented 19%, 23%, and 30% of consolidated revenues for 2023, 2022 and 2021, respectively. Our customers also include various other commercial entities and government agencies. See Note (4) "Revenue Recognition" for revenue by customer.
We do not measure revenue or profit by product or service lines, either for internal management or external financial reporting purposes, because it would be impractical to do so. Products offered and services performed are determined by contract requirements and the types of products and services provided for one contract bear no relation to similar products and services provided on another contract. Products and services provided vary when new contracts begin, or current contracts expire. In many cases, more than one product or service is provided under a contract. Accordingly, cost and revenue tracking are designed to best serve contract requirements and segregating costs and revenues by product or service lines in situations for which it is not required would be difficult and costly to both us and our customers.

Geographical Information

Revenue by geography is based on the billing address of the customer. Our revenue by geographic area is as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
United States	$656,767	$557,615	$399,423
Other Countries (a)	203,721	111,833	81,961
Total revenue	$860,488	$669,448	$481,384
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

In July 2023, we entered into an underwriting agreement with William Blair & Company, L.L.C and RBC Capital Markets, acting as representatives of several underwriters, relating to the issuance and sale of 2,846,250 shares of the Company's common stock at a public offering price of $48.50 per share. The issuance and sale of shares pursuant to the agreement was executed in two transactions, with the first transaction closing on July 24, 2023, and the second transaction, which represented shares issued and sold pursuant to the underwriters' exercise of their option to purchase additional shares, closing on July 28, 2023. We received proceeds of $129.1 million in connection with the offering, net of issuance costs.

(16)  401(k) Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $1.6 million, $1.7 million, and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Non-financial assets acquired and liabilities assumed in business combinations were measured at fair value using income, market and cost valuation methodologies. See Note (2), "Acquisitions." The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, and December 31, 2022 and the level they fall within the fair value hierarchy (in thousands):

			Fair Value December 31,
Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	2023	2022
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$594	$539
Interest rate swaps	Other assets	Level 2	$2,840	$6,620
(a) Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

(18) Subsequent Events

Sale of Federal and Defense Segment
In February 2024, we entered into two separate agreements to sell substantially all the Federal and Defense operational assets ("FDS Sale") for cash proceeds of $44.0 million, which included $10.0 million of an estimated net working capital adjustment (subject to post-closing adjustments). The FDS Sale excluded our Alexandria, VA headquarters and the Greensboro MRO facility. We estimate incurring a non-cash impairment loss of approximately $4.2 million related to the cancellation of a contract at the Greensboro MRO facility.

Acquisition of Turbine Controls, Inc.
On February 29, 2024, we signed a definitive agreement to acquire Turbine Controls, Inc. ("TCI"), a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition will allow our Aviation segment to broaden OEM Authorized MRO capabilities, expand into new markets, and serve new customers. Total consideration is approximately $120.0 million, comprising $110.0 million in cash and $10.0 million in shares of VSE common stock, subject to certain post-closing and working capital adjustments. The acquisition is expected to close in the second quarter of 2024, subject to customary closing conditions.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023.

As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, excludes an assessment of internal control over financial reporting of Desser Aerospace, acquired on July 3, 2023. Desser Aerospace represents total assets, excluding goodwill and intangibles related to the acquisitions, and revenues constituting 4% and 6%, respectively, of our consolidated total assets and total revenues as of and for the year ended December 31, 2023.

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

Change in Internal Controls

During the fourth quarter of fiscal year 2023, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected these controls or are reasonably likely to materially affect these controls after the evaluation of these controls.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Desser-Graham Partnership, L.P. (“Desser Aerospace”), a wholly-owned subsidiary, whose financial statements reflect total assets, excluding goodwill and intangibles related to the acquisition, and revenues constituting 4 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Desser Aerospace was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Desser Aerospace.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 7, 2024

ITEM 9B. Other Information

During the three months ended December 31, 2023, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2023 in respect of the Annual Meeting of VSE's stockholders scheduled to be held on May 21, 2024 (the "Proxy Statement").

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

ITEM 16. Form 10-K Summary

None.

VSE Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

	Year Ended December 31,
	2023	2022	2021
Allowance for credit losses (in thousands):
Allowance as of beginning of year	$2,019	$1,677	$1,493
Additions charged to costs and operating expenses	1,484	2,084	572
Additions charged to other accounts (a)		—	—
Deductions	—	—	—
Allowance as of end of year	$3,449	$2,019	$1,677

	Year Ended December 31,
	2023	2022	2021
Valuation allowance for deferred tax assets (in thousands):
Allowance as of beginning of year	$8,337	$8,257	$7,926
Additions charged to costs and operating expenses	75	80	331
Additions charged to other accounts (a)	1,494	—	—
Deductions	—	—	—
Allowance as of end of year	$9,906	$8,337	$8,257

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Restated Certificate of Incorporation of VSE Corporation dated as of March 4, 1996 (filed herewith)	*
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 2, 2006 (Exhibit 3.1 to Form 10-Q dated August 1, 2006)	*
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 4, 2022 (Exhibit 3.1 to Form 10-K dated March 10, 2023)	*
3.4	By-Laws of VSE Corporation as amended through October 22, 2022 (Exhibit 3.4 to Form 10-Q dated July 27, 2023)	*
3.5	Amendment No. 3 to the By-Laws of VSE Corporation as amended through October 1, 2022 (Exhibit 3.2 to Form 10-K dated March 10, 2023)	*
4.1	Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to Registration Statement No. 2-83255 dated April 22, 1983 on Form S-2)	* + P
4.2	Description of VSE Corporation Securities Registered Pursuant to Section 12 of the Securities Act of 1934 (filed herewith)	* +
10.2	Executive Employment Agreement dated as of July 28, 2021, by and between VSE Corporation and Farinaz S. Tehrani. (Exhibit 10.1 to Form 8-K dated July 30, 2021	* +
10.3	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and John A. Cuomo (Exhibit 10.1 to Form 8-K dated December 9, 2021)	* +
10.4	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Stephen D. Griffin (Exhibit 10.2 to Form 8-K dated December 9, 2021)	* +
10.5	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Benjamin E. Thomas (Exhibit 10.3 to Form 8-K dated December 9, 2021)	* +
10.6	Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Chad Wheeler (Exhibit 10.4 to Form 8-K dated December 9, 2021)	* +
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
*

10.12
Third Amended and Restated Business Loan and Security Agreement dated July 23, 2021 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 29, 2021)
*
10.13
Fourth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of October 7, 2022, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10-Q dated October 27, 2022)
*
10.14
Fifth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of July 2, 2023, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10Q dated July 27, 2023)
*
10.15
Sixth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of December 28, 2023, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent
Exhibit 10.1
10.16	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	*
10.17	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994, as amended and restated effective November 1, 2023	Exhibit 10.2
10.18	VSE Corporation 2006 Restricted Stock Plan, as amended in March 2023 (Appendix A to Definitive Proxy Statement on Schedule 14A filed on March 20, 2023)	*
10.19	VSE Corporation 2021 Employee Stock Purchase Plan (Appendix A to the Registrant’s Proxy Statement on Schedule 14A (Commission File No. 000-03676) filed on April 2, 2021	* +
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO and PAO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO and PAO Certification	Exhibit 32.2
97.1	VSE Corporation Clawback Policy	Exhibit 97.1
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from VSE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been formatted in Inline XBRL.

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

VSE CORPORATION

Date:	March 7, 2024	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Cuomo	Director, Chief Executive	March 7, 2024
John A. Cuomo	Officer and President
(Principal Executive Officer)

/s/ Stephen D. Griffin	Senior Vice President	March 7, 2024
Stephen D. Griffin	and Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Ralph E. Eberhart	Chairman/Director	March 7, 2024
Ralph E. Eberhart

/s/ Calvin S. Koonce	Director	March 7, 2024
Calvin S. Koonce

/s/ Bonnie K. Wachtel	Director	March 7, 2024
Bonnie K. Wachtel

/s/ John E. Potter	Director	March 7, 2024
John E. Potter

/s/ Mark E. Ferguson III	Director	March 7, 2024
Mark E. Ferguson III

/s/ Edward P. Dolanski	Director	March 7, 2024
Edward P. Dolanski

/s/ Anita D. Britt	Director	March 7, 2024
Anita D. Britt

/s/ Lloyd E. Johnson	Director	March 7, 2024
Lloyd E. Johnson