Form 10-Q
period 2024-03-31
VSE CORP
filed 2024-05-09
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of May 3, 2024: 15,982,806

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the impact of widespread health developments, the health and economic impact thereof and the governmental, commercial, consumer and other responses thereto, such as growth, acquisition and disposition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 8, 2024 (“2023 Form 10-K") and in Item 1A. Risk Factors of this report. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$10,569	$7,768
Receivables (net of allowance of $4.6 million and $3.4 million, respectively)	145,427	127,958
Contract assets	10,800	8,049
Inventories	521,247	500,864
Other current assets	55,053	36,389
Current assets held-for-sale	—	93,002
Total current assets	743,096	774,030
Property and equipment (net of accumulated depreciation of $46.8 million and $37.4 million, respectively)	66,559	58,076
Intangible assets (net of accumulated amortization of $69.6 million and $135.6 million, respectively)	110,749	114,130
Goodwill	351,112	351,781
Operating lease right-of-use assets	35,123	28,684
Other assets	30,285	23,637
Total assets	$1,336,924	$1,350,338
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,000	$22,500
Accounts payable	155,478	173,036
Accrued expenses and other current liabilities	35,988	36,383
Dividends payable	1,584	1,576
Current liabilities held-for-sale	—	53,391
Total current liabilities	223,050	286,886
Long-term debt, less current portion	451,622	406,844
Deferred compensation	7,677	7,939
Long-term operating lease obligations	31,431	24,959
Deferred tax liabilities	7,406	6,985
Other long-term liabilities	3,000	—
Total liabilities	724,186	733,613
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 15,834,164 and 15,756,918, respectively	792	788
Additional paid-in capital	230,805	229,103
Retained earnings	376,505	384,702
Accumulated other comprehensive income	4,636	2,132
Total stockholders' equity	612,738	616,725
Total liabilities and stockholders' equity	$1,336,924	$1,350,338

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of (Loss) Income
(Unaudited)

	For the three months ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Revenues:
Products	$187,179	$154,446
Services	54,360	34,141
Total revenues	241,539	188,587

Costs and operating expenses:
Products	162,983	135,249
Services	48,002	30,576
Selling, general and administrative expenses	2,999	2,045
Amortization of intangible assets	3,381	3,939
Total costs and operating expenses	217,365	171,809
Operating income	24,174	16,778

Interest expense, net	9,187	5,980
Income from continuing operations before income taxes	14,987	10,798
Provision for income taxes	2,887	2,678
Net income from continuing operations	12,100	8,120
(Loss) income from discontinued operations, net of tax	(18,711)	997
Net (loss) income	$(6,611)	$9,117

Earnings (loss) per share:
Basic
Continuing operations	$0.77	$0.63
Discontinued operations	(1.19)	0.08
	$(0.42)	$0.71
Diluted
Continuing operations	$0.76	$0.63
Discontinued operations	(1.17)	0.08
	$(0.41)	$0.71

Weighted average shares outstanding:
Basic	15,783,915	12,844,458
Diluted	15,939,950	12,926,424

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	For the three months ended March 31,
(in thousands)	2024	2023
Net (loss) income	$(6,611)	$9,117
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements, net of tax	2,504	(1,998)
Total other comprehensive income (loss), net of tax	2,504	(1,998)
Comprehensive (loss) income	$(4,107)	$7,119

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three months ended March 31, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	15,757	$788	$229,103	$384,702	$2,132	$616,725
Net loss	—	—	—	(6,611)	—	(6,611)
Stock-based compensation	77	4	1,702	—	—	1,706
Other comprehensive income, net of tax	—	—	—	—	2,504	2,504
Dividends declared (0.10 per share)	—	—	—	(1,586)	—	(1,586)
Balance at March 31, 2024	15,834	$792	$230,805	$376,505	$4,636	$612,738

	Three months ended March 31, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526
Net income	—	—	—	9,117	—	9,117
Stock-based compensation	69	3	1,957	—	—	1,960
Other comprehensive loss, net of tax	—	—	—	—	(1,998)	(1,998)
Dividends declared ($0.10 per share)	—	—	—	(1,290)	—	(1,290)
Balance at March 31, 2023	12,886	$644	$94,577	$359,124	$2,970	$457,315

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
(in thousands)	2024	2023
	(a)	(a)
Cash flows from operating activities:
Net (loss) income	$(6,611)	$9,117
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,945	6,247
Amortization of debt issuance cost	332	213
Deferred taxes	(3,763)	540
Stock-based compensation	2,498	2,081
Impairment and loss on sale of business segment	16,867	—
Loss on sale of property and equipment	421	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(24,604)	(9,801)
Contract assets	7,823	2,423
Inventories	(19,911)	(33,230)
Other current assets and other assets	(17,381)	1,409
Operating lease assets and liabilities, net	(166)	68
Accounts payable and deferred compensation	(25,676)	(18,257)
Accrued expenses and other liabilities	(14,834)	(9,484)
Net cash used in operating activities	(79,060)	(48,674)
Cash flows from investing activities:
Purchases of property and equipment	(7,729)	(2,840)
Proceeds from the sale of business segment	41,137	—
Cash paid for acquisitions, net of cash acquired	—	(11,754)
Net cash provided (used) in investing activities	33,408	(14,594)
Cash flows from financing activities:
Borrowings on bank credit facilities	211,082	176,751
Repayments on bank credit facilities	(159,135)	(111,363)
Proceeds from issuance of common stock	—	248
Payment of taxes for equity transactions	(2,079)	(1,031)
Dividends paid	(1,577)	(1,283)
Net cash provided by financing activities	48,291	63,322
Net increase in cash and cash equivalents	2,639	54
Cash and cash equivalents, beginning of period	7,930	478
Cash and cash equivalents, end of period	$10,569	$532

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
March 31, 2024

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (collectively, with its consolidated subsidiaries), "VSE," the "Company," "us," "we," or "our" is a leading provider of aftermarket parts distribution and maintenance, repair and overhaul ("MRO") services for air and land transportation assets for commercial and government markets. We operate in two reportable segments aligned with our operating segments: Aviation and Fleet.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). In our opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

In February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets. See Note (3) "Discontinued Operations" for further information. The consolidated financial statements reflect the Federal and Defense segment's results of operations as discontinued operations for all periods presented, and the related assets and liabilities as held-for-sale as of December 31, 2023.

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

(2) Acquisitions

Precision Fuel Components, LLC

On February 1, 2023, our Aviation segment acquired Precision Fuel Components, LLC ("Precision Fuel") for a purchase price of $11.7 million. Precision Fuel operating results are included in our Aviation segment beginning on the acquisition date. The acquisition was not material to our consolidated financial statements.

During the three months ended March 31, 2023, we incurred $0.2 million of acquisition-related expenses related to the acquisition of Precision Fuel, which are included in selling, general and administrative expenses.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

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

During the first quarter of 2024, we adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets and liabilities assumed due to updated valuation reports received from our external valuation specialist. The measurement period adjustment resulted in a decrease in deferred tax liabilities of $0.7 million with a corresponding decrease in goodwill of $0.7 million.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$7,383
Inventories	31,112
Prepaid expenses and other current assets	515
Property and equipment	2,527
Intangibles - customer related	21,950
Goodwill	55,012
Operating lease right-of-use-assets	6,680
Total assets acquired	125,179
Accounts payable	(10,128)
Accrued expenses and other current liabilities	(5,793)
Long-term operating lease obligations	(5,937)
Deferred tax liabilities	(3,638)
Total liabilities assumed	(25,496)
Net assets acquired, excluding cash	$99,683

Cash consideration, net of cash acquired	$101,870
Estimated post-close adjustment	(2,187)
Total	$99,683

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

The following unaudited pro forma financial information presents the combined results of operations for Desser Aerospace and VSE Corporation for the three months ended March 31, 2024 and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Revenue	$241,539	$212,500
Income from continuing operations	$12,100	$9,353

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Desser Aerospace as though it had occurred on January 1, 2023 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition and other transaction costs; and certain costs allocated from the former parent. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

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

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price for the acquisition was allocated on a preliminary basis, among assets acquired, at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. We have not yet finalized the purchase price allocation related to this acquisition due to the fact that while legal control has occurred, we have not received physical possession of the prepaid inventory and property and equipment, and thus these assets will be subject to settlement adjustments upon transfer as outlined in the Asset Purchase and License Agreement with Honeywell. Therefore, the allocation of the total consideration for the acquisition is preliminary until we obtain final information regarding their fair values, which could potentially result in changes in the fair values and an adjustment to goodwill. There were no changes in the preliminary purchase price allocation for the three months ended March 31, 2024.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

(3) Discontinued Operations

In February 2024, we entered into two separate agreements to sell substantially all the Federal and Defense segment's operational assets ("FDS Sale") for a cash consideration of $44.0 million, including amounts in escrow, subject to post-closing adjustments. The FDS Sale is consistent with our long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses.

We recorded a pre-tax loss on the FDS sale of $12.7 million and transaction fees of $2.5 million for the three months ended March 31, 2024, which are included in (loss) income from discontinued operations, net of tax in the consolidated statements of (loss) income.

The components of (loss) income from discontinued operations, net of tax for the three months ended March 31, 2024 and 2023, consist of the following (in thousands):

	For the three months ended March 31,
	2024	2023
Revenues	$26,268	$66,846
Costs and operating expenses	34,629	65,689
(Loss) income from discontinued operations	(8,361)	1,158
Other FDS impairment	4,204	—
Loss on the sale of discontinued operations	12,663	—
Total (loss) income before income taxes	(25,228)	1,158
Provision for income taxes	(6,517)	160
(Loss) income from discontinued operations, net of tax	$(18,711)	$997

Certain assets and liabilities previously reported as held-for-sale were excluded from the FDS sale and were reclassified as held and used, at their respective fair values, on the consolidated balance sheet as of March 31, 2024. The reclassification primarily related to our Alexandria, VA headquarters and consisted of an operating lease right-of-use-asset of $7.1 million, property and equipment of $2.6 million and an operating lease obligation of $11.0 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

December 31,
2023
Assets
Cash and cash equivalents	$162
Receivables, net	10,805
Contract assets	25,109
Inventories	472
Other current assets	6,154
Property and equipment, net	6,102
Intangible assets, net	3,505
Goodwill	31,575
Operating lease right-of-use assets	9,097
Other assets	21
Total assets held-for-sale	$93,002
Liabilities
Accounts payable	$20,893
Accrued expenses and other current liabilities	19,537
Long-term operating lease obligations	8,942
Deferred tax liabilities	4,019
Total liabilities held-for-sale	$53,391

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Depreciation and amortization	$150	$794
Purchases of property and equipment	$—	$25

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

(4) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial and government customers.

A summary of revenues by customer for each of our operating segments for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three months ended March 31, 2024
	Aviation	Fleet	Total
Commercial	$157,984	$44,599	$202,583
Other government	4,399	34,557	38,956
Total	$162,383	$79,156	$241,539

	Three months ended March 31, 2023
	Aviation	Fleet	Total
Commercial	$112,060	$32,544	$144,604
Other government	1,175	42,808	43,983
Total	$113,235	$75,352	$188,587

A summary of revenues by type for each of our operating segments for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three months ended March 31, 2024
	Aviation	Fleet	Total
Repair	$50,674	$—	$50,674
Distribution	111,709	79,156	190,865
Total	$162,383	$79,156	$241,539

	Three months ended March 31, 2023
	Aviation	Fleet	Total
Repair	$32,054	$—	$32,054
Distribution	81,181	75,352	156,533
Total	$113,235	$75,352	$188,587

Contract Balances

Contract balances were as follows (in thousands):

		March 31,	December 31,
	Financial Statement Classification	2024	2023
Billed and billable receivables	Receivables, net	$145,427	$127,958
Contract assets - unbilled receivables	Contract assets	$10,800	$8,049
Contract liabilities	Accrued expenses and other current liabilities	$3,196	$2,785

For the three months ended March 31, 2024 and 2023, we recognized revenue that was previously included in the beginning balance of contract liabilities of $1.4 million and $0.7 million, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

(5) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Bank credit facility - term loan	$300,000	$300,000
Bank credit facility - revolving facility	184,946	133,000
Principal amount of long-term debt	484,946	433,000
Less: debt issuance costs	(3,324)	(3,656)
Total long-term debt	481,622	429,344
Less: current portion	(30,000)	(22,500)
Long-term debt, less current portion	$451,622	$406,844

Borrowings under our term loan and revolving facility mature in October 2025. As of March 31, 2024, the interest rate on our outstanding term loan borrowings and weighted average interest rate on our aggregate outstanding revolving facility was 8.18% and 8.54%, respectively. We had letters of credit outstanding of $0.8 million as of March 31, 2024 and December 31, 2023.

Future required term loan and revolving facility payments as of March 31, 2024 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Total
Remainder of 2024	$22,500	$—	$22,500
2025	30,000	—	30,000
2026	247,500	184,946	432,446
Total	$300,000	$184,946	$484,946

We were in compliance with required ratios and other terms and conditions under our credit agreement as of March 31, 2024.

(6) Derivative Instruments and Hedging Activities

Our derivative instruments designated as cash flow hedges as of March 31, 2024 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. For the three months ended March 31, 2024, we reclassified $1.2 million from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $3.5 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following March 31, 2024.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended March 31,
	2024	2023
Basic weighted average common shares outstanding	15,783,915	12,844,458
Effect of dilutive shares	156,035	81,966
Diluted weighted average common shares outstanding	15,939,950	12,926,424

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

(9) Business Segments

The sale of our Federal and Defense segment allows us to focus on a long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. Following the sale of our Federal and Defense segment, management of our business operations is conducted under two reportable operating segments:

Aviation
Our Aviation segment provides aftermarket MRO and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, MRO services including engine components and accessories, fuel controls, avionics, pneumatics, hydraulics, wheel and brake, and rotable exchange and supply chain services.

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

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Revenues:
Aviation	$162,383	$113,235
Fleet	79,156	75,352
Total revenues	$241,539	$188,587

Operating income (loss):
Aviation	$22,310	$15,664
Fleet	6,617	5,899
Corporate/unallocated expenses(a)	(4,753)	(4,785)
Operating income	$24,174	$16,778
(a) Certain corporate costs previously allocated to the Federal and Defense business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2024 were as follows (in thousands):

	Aviation	Fleet	Total
Balance as of December 31, 2023	$288,591	$63,190	$351,781
Measurement period adjustment	(669)	—	(669)
Balance as of March 31, 2024	$287,922	$63,190	$351,112

Goodwill decreased during the three months ended March 31, 2024 in connection with a measurement period adjustment for the Desser Aerospace acquisition discussed in Note (2) "Acquisitions."

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
March 31, 2024
Contract and customer-related	$171,690	$(60,941)	$110,749
Trade names	8,670	(8,670)	—
Total	$180,360	$(69,611)	$110,749

December 31, 2023
Contract and customer-related	$241,090	$(127,022)	$114,068
Trade names	8,670	(8,608)	62
Total	$249,760	$(135,630)	$114,130

Intangible assets with a cost of $69.4 million were fully amortized and are no longer reflected in the intangible asset values as of March 31, 2024.

As of March 31, 2024, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year Ending	Amount
Remainder of 2024	$9,958
2025	13,278
2026	13,154
2027	11,407
2028	10,574
Thereafter	52,378
Total	$110,749

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2024	Fair Value December 31, 2023
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$609	$594
Interest rate swaps	Other assets	Level 2	$6,178	$2,840
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

Our effective tax rate for continuing operations was 19.3% and 24.8% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was lower for the three months ended March 31, 2024 compared to the same period of prior year primarily due to excess stock compensation deduction recognized for tax purposes in connection with current year stock vesting.

(13) Subsequent Event

Acquisition of Turbine Controls, Inc

In April 2024, we completed our previously announced acquisition Turbine Controls, Inc. ("TCI") pursuant to the terms of the purchase agreement dated February 29, 2024. TCI is leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories across commercial and military applications. Total consideration is approximately $120.0 million, comprising $110.0 million in cash and $10.0 million in shares of VSE common stock, subject to certain post-closing and working capital adjustments. The cash portion of the consideration was funded through a combination of cash on hand and additional borrowings under the revolving facility under our credit agreement. TCI will be reported within our Aviation segment. It is not practical to disclose the preliminary purchase price allocation given the short period of time between the acquisition date and the issuance of these unaudited consolidated financial statements.

During the three months ended March 31, 2024, we incurred $1.6 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

Credit Agreement Amendment

On April 23, 2024, VSE Corporation entered into a Seventh Amendment with Citizen's Bank, N.A., and certain other banks and financial institutions to amend its credit agreement to provide flexibility for the Company to enter into certain accounts receivables factoring arrangements, including arrangements assumed in connection with the acquisition of Turbine Controls, Inc.

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

Strategic Review

On February 29, 2024, we announced a process to explore and evaluate strategic alternatives involving our Fleet segment with a view to enhance shareholder value (the “Strategic Process”). The Strategic Process could include, among other alternatives, a possible sale of the Fleet segment. Any potential strategic alternative will be evaluated by our Board of Directors.

Acquisition of Turbine Controls, Inc

On April 24, 2024, we completed the acquisition of our previously announced definitive agreement to acquire Turbine Controls, Inc. ("TCI"), a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. See Note (13) "Subsequent Events" for further information.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

During the first quarter of 2024, our strong program execution of new and existing distribution awards, an expansion of product offerings and MRO capabilities, increased market activity, and contributions from recent acquisitions produced strong results, with quarterly revenue reaching $162.4 million for the three months ended March 31, 2024, representing a 43% increase year-over-year. Market growth and share gains have resulted in increased repair and distribution revenue of 58% and 38%, respectively, during the three months ended March 31, 2024, compared to the same period for the prior year. Our growth has been driven by several strategic initiatives, including executing on newly awarded distribution agreements, the introduction of new products and service capabilities to our portfolio, and the launch of a new distribution facility in Europe, all of which further strengthened our position in the aviation aftermarket. Additionally, expanding our partnerships with Original Equipment Manufacturers has provided us new opportunities, including access to new markets with an established customer base.

We believe the July 2023 acquisition of Desser Aerospace and the recently completed acquisition of Turbine Controls, Inc. in April 2024 will increase our exposure to the high-growth, higher-margin aviation distribution and MRO markets. Furthermore, we believe that the Honeywell FCS Acquisition to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems expands our existing capabilities and provides access to new customers and end markets while strengthening our partnership with Honeywell.

Fleet Segment

During the first quarter, growth in our Fleet segment was driven by contributions from commercial fleet customers, e-commerce fulfillment volume which was partially offset by a decline in activity within the United States Postal Service ("USPS"). The decline in USPS revenue is the result of USPS' transition to a new Fleet Management Information System, which has led to a temporary reduction in maintenance-related activity and parts usage. We continue to make significant progress in executing our revenue diversification strategy through the successful launch of our new e-commerce fulfillment and distribution center ("Olive Branch facility"). The scaling of the Olive Branch facility has been instrumental in our ability to capture new customers and drive revenue growth within e-commerce fulfillment. Our commercial revenues were 56% of total Fleet segment revenue for the three months ended March 31, 2024, compared to 43% for the same period in the prior year, demonstrating the continued success of our diversification strategy.
Results of Operations

Consolidated Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
Revenues	$241,539	$188,587	$52,952	28%
Costs and operating expenses	217,365	171,809	45,556	27%
Operating income	24,174	16,778	7,396	44%
Interest expense, net	9,187	5,980	3,207	54%
Income from continuing operations before income taxes	14,987	10,798	4,189	39%
Provision for income taxes	2,887	2,678	209	8%
Net income from continuing operations	$12,100	$8,120	$3,980	49%

Revenues. Revenues increased for the three months ended March 31, 2024, compared to the same period in the prior year due to growth in our Aviation segment of $49.1 million and our Fleet segment of $3.8 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended March 31, 2024, compared to the same periods in the prior year primarily due to increases in revenue. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income increased for the three months ended March 31, 2024, compared to the same period of the prior year primarily due to an increase of $6.6 million for our Aviation segment and an increase of $0.7 million for our Fleet segment. See "Segment Operating Results" for a discussion of operating income by segment. The operating income increase attributable to our segments was partially offset by an increase in corporate costs, including acquisition and integration costs incurred during the current period.

Interest Expense. Interest expense increased for the three months ended March 31, 2024, as compared to the same periods in the prior year primarily due to an increase in our debt facility borrowings and a higher average interest rate on borrowings outstanding.

Provision for Income Taxes. Our effective tax rate for continued operations was 19.3% and 24.8% for the three months ended March 31, 2024 and 2023, respectively. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. federal income tax rate and our effective tax rate. The lower effective tax rate for the three months ended March 31, 2024 primarily resulted from excess stock compensation recognized for tax purposes in connection with stock vesting in the current year.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
Revenues	$162,383	$113,235	$49,148	43%
Costs and operating expenses	140,073	97,571	42,502	44%
Operating income	$22,310	$15,664	$6,646	42%
Profit percentage	13.7%	13.8%

Revenues. Revenues for our Aviation segment increased for the three months ended March 31, 2024, compared to the same period of the prior year primarily driven by contributions from our acquisition of Desser Aerospace, recently initiated distribution contract wins and improved demand for our commercial aerospace products and services resulting from strong end market activity in global commercial air travel. Aviation distribution revenue increased $30.5 million, or 38%, and repair revenue increased $18.6 million, or 58%, for the three months ended March 31, 2024, compared to the same period in the prior year.

Costs and operating expenses. Costs and operating expenses increased for the three months ended March 31, 2024, compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $3.4 million for the three months ended March 31, 2024, compared to $2.5 million for the same period in the prior year. Allocated corporate costs were $4.3 million for the three months ended March 31, 2024, compared to $3.2 million for the same period in the prior year.

Operating income. Operating income increased for the three months ended March 31, 2024, compared to the same period of the prior year primarily due to revenue growth and a favorable shift in sales mix and pricing offset by increased amortization of intangible assets and allocated corporate costs.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Three months ended March 31,
	2024	2023	Change ($)	Change (%)
Revenues	$79,156	$75,352	$3,804	5%
Costs and operating expenses	72,539	69,453	3,086	4%
Operating income	$6,617	$5,899	$718	12%
Profit percentage	8.4%	7.8%

Revenues. Revenues for our Fleet segment increased for the three months ended March 31, 2024, compared to the same period of the prior year primarily due to increases from commercial customers of $12.1 million, or 37%, partially offset by a decline in revenue in other government customers of $8.3 million, or 19%. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business. Revenues from other government customers decreased primarily due to lower maintenance activity within the USPS vehicle fleet program.

Costs and operating expense. Costs and operating expenses increased for the three months ended March 31, 2024, compared to the same period of the prior year primarily due to increased revenues. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was immaterial for the three months ended March 31, 2024, compared to $1.5 million for the same period in the prior year. Allocated corporate costs were $2.1 million for the three months ended March 31, 2024, compared to $2.0 million for the same period in the prior year.

Operating income. Operating income increased for the three months ended March 31, 2024, compared to the same period of the prior year primarily driven by a reduction in the amortization of intangible assets, partially offset by a sales mix shift due to a decrease in revenues from our USPS vehicle fleet program.

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

Our primary sources of external financing are the capital markets and our credit agreement. Our credit agreement is with a bank group and includes a term loan and a revolving facility, with an aggregate maximum borrowing capacity of our revolving facility of $350.0 million. Under the credit agreement we may elect to increase the maximum availability of the term loan, the revolving facility, or a combination of both, subject to customary lender commitment approvals. The aggregate limit of increases is $25.0 million. Our outstanding borrowings under the credit agreement increased approximately $51.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had borrowings outstanding under our term loan of $300.0 million, borrowings outstanding under our revolving facility of $184.9 million, outstanding letters of credit of $0.8 million, and $164.2 million of unused commitments under the credit agreement.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(79,060)	$(48,674)
Net cash provided (used) in investing activities	33,408	(14,594)
Net cash provided by financing activities	48,291	63,322
Net increase in cash and cash equivalents	$2,639	$54

Cash used in operating activities increased $30.4 million for the three months ended March 31, 2024, as compared to the same period of the prior year. The increase was primarily due to greater use of cash for inventory purchases.

Cash provided by investing activities increased $48.0 million for the three months ended March 31, 2024, as compared to the same period of the prior year. The increase was primarily due to cash provided of $41.1 million related to sale of the Federal and Defense segment as discussed in Note (3) "Discontinued Operations" to the consolidated financial statements.

Cash provided by financing activities decreased $15.0 million for the three months ended March 31, 2024, as compared to the same period of the prior year. The decrease was primarily due to the overall lower proceeds from net borrowings of our debt during the current period.

We paid cash dividends totaling $1.6 million or 0.10 per share during the three months ending March 31, 2024. Pursuant to our credit agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Other Obligations and Commitments

There have not been any material changes to our other obligations and commitments that were included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2023 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024, from those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note (1) "Nature of Business and Summary of Significant Accounting Policies — Recent Adopted Accounting Pronouncements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K”). The risk factors disclosed in our 2023 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this report.

Item 5.    Other Information

During the three months ended March 31, 2024, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

(a) Exhibits
Exhibit 4.1	Description of VSE Corporation Securities Registered Pursuant to Section 13 of the Securities Act of 1034
Exhibit 10.1
Seventh Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of April 23, 2024, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent

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

VSE CORPORATION

Date:	May 9, 2024	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Stephen D. Griffin
Stephen D. Griffin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)