Form 10-Q
period 2024-06-30
VSE CORP
filed 2024-08-01
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____
Commission File Number:  000-03676
VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-0649263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3361 Enterprise Way
Miramar,	Florida	33025
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code:  (954) 430-6600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.05 per share	VSEC	The NASDAQ Global Select Market

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of July 26, 2024: 18,420,008

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,993	$7,768
Receivables (net of allowance of $5.0 million and $3.4 million, respectively)	168,238	127,958
Contract assets	28,575	8,049
Inventories	532,371	500,864
Other current assets	48,198	36,389
Current assets held-for-sale	—	93,002
Total current assets	796,375	774,030
Property and equipment (net of accumulated depreciation of $42.6 million and $37.4 million, respectively)	72,571	58,076
Intangible assets (net of accumulated amortization of $74.0 million and $135.6 million, respectively)	165,389	114,130
Goodwill	390,135	351,781
Operating lease right-of-use assets	34,419	28,684
Other assets	35,409	23,637
Total assets	$1,494,298	$1,350,338
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,000	$22,500
Accounts payable	144,645	173,036
Accrued expenses and other current liabilities	49,159	36,383
Dividends payable	1,842	1,576
Current liabilities held-for-sale	—	53,391
Total current liabilities	225,646	286,886
Long-term debt, less current portion	433,508	406,844
Deferred compensation	7,561	7,939
Long-term operating lease obligations	36,515	24,959
Deferred tax liabilities	4,317	6,985
Other long-term liabilities	5,435	—
Total liabilities	712,982	733,613
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 18,420,008 and 15,756,918, respectively	921	788
Additional paid-in capital	403,666	229,103
Retained earnings	371,872	384,702
Accumulated other comprehensive income	4,857	2,132
Total stockholders' equity	781,316	616,725
Total liabilities and stockholders' equity	$1,494,298	$1,350,338

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of (Loss) Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Products	$188,579	$165,997	$375,758	$320,443
Services	77,380	39,226	131,740	73,367
Total revenues	265,959	205,223	507,498	393,810

Costs and operating expenses:
Products	166,055	147,139	329,038	282,388
Services	72,438	32,327	120,440	62,903
Selling, general and administrative expenses	4,117	1,519	7,116	3,564
Lease abandonment costs	12,857	—	12,857	—
Amortization of intangible assets	4,360	3,601	7,741	7,540
Total costs and operating expenses	259,827	184,586	477,192	356,395
Operating income	6,132	20,637	30,306	37,415

Interest expense, net	9,826	7,366	19,013	13,346
(Loss) income from continuing operations before income taxes	(3,694)	13,271	11,293	24,069
(Benefit) provision for income taxes	(917)	3,182	1,970	5,860
Net (loss) income from continuing operations	(2,777)	10,089	9,323	18,209
Loss from discontinued operations, net of tax	—	(1,234)	(18,711)	(237)
Net (loss) income	$(2,777)	$8,855	$(9,388)	$17,972

(Loss) earnings per share:
Basic
Continuing operations	$(0.16)	$0.78	$0.57	$1.42
Discontinued operations	—	(0.10)	(1.14)	(0.02)
	$(0.16)	$0.68	$(0.57)	$1.40
Diluted
Continuing operations	$(0.16)	$0.78	$0.56	$1.42
Discontinued operations	—	(0.10)	(1.13)	(0.02)
	$(0.16)	$0.68	$(0.57)	$1.40

Weighted average shares outstanding:
Basic	17,152,661	12,886,100	16,468,288	12,865,394
Diluted	17,202,115	12,916,998	16,571,033	12,921,826

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income	$(2,777)	$8,855	$(9,388)	$17,972
Other comprehensive income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	221	2,361	2,725	363
Total other comprehensive income, net of tax	221	2,361	2,725	363
Comprehensive (loss) income	$(2,556)	$11,216	$(6,663)	$18,335

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended June 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at March 31, 2024	15,834	$792	$230,805	$376,505	$4,636	$612,738
Net loss	—	—	—	(2,777)	—	(2,777)
Issuance of common stock	2,430	122	161,571	—	—	161,693
Stock issuance in connection with acquisition	127	6	9,994	—	—	10,000
Stock-based compensation	29	1	1,296	—	—	1,297
Other comprehensive income, net of tax	—	—	—	—	221	221
Dividends declared (0.10 per share)	—	—	—	(1,856)	—	(1,856)
Balance at June 30, 2024	18,420	$921	$403,666	$371,872	$4,857	$781,316

	Three Months Ended June 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at March 31, 2023	12,886	$644	$94,577	$359,124	$2,970	$457,315
Net income	—	—	—	8,855	—	8,855
Stock-based compensation	12	1	1,894	—	—	1,895
Other comprehensive income, net of tax	—	—	—	—	2,361	2,361
Dividends declared (0.10 per share)	—	—	—	(1,289)	—	(1,289)
Balance at June 30, 2023	12,898	$645	$96,471	$366,690	$5,331	$469,137

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Six months ended June 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	15,757	$788	$229,103	$384,702	$2,132	$616,725
Net loss	—	—	—	(9,388)	—	(9,388)
Issuance of common stock	2,430	122	161,571	—	—	161,693
Stock issuance in connection with acquisition	127	6	9,994	—	—	10,000
Stock-based compensation	106	5	2,998	—	—	3,003
Other comprehensive income, net of tax	—	—	—	—	2,725	2,725
Dividends declared (0.20 per share)	—	—	—	(3,442)	—	(3,442)
Balance at June 30, 2024	18,420	$921	$403,666	$371,872	$4,857	$781,316

	Six months ended June 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526
Net income	—	—	—	17,972	—	17,972
Stock-based compensation	81	4	3,851	—	—	3,855
Other comprehensive income, net of tax	—	—	—	—	363	363
Dividends declared ($0.20 per share)	—	—	—	(2,579)	—	(2,579)
Balance at June 30, 2023	12,898	$645	$96,471	$366,690	$5,331	$469,137

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
	(a)	(a)
Cash flows from operating activities:
Net (loss) income	$(9,388)	$17,972
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,868	12,011
Amortization of debt issuance cost	665	420
Deferred taxes	(6,925)	(1,533)
Stock-based compensation	4,812	3,894
Provision for inventory	—	742
Impairment and loss on sale of business segment	16,867	—
Loss on sale of property and equipment	421	—
Lease abandonment costs	12,857	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(38,292)	(21,082)
Contract assets	6,240	(110)
Inventories	(25,408)	(45,580)
Other current assets and other assets	(14,584)	(1,274)
Operating lease assets and liabilities, net	(362)	(67)
Accounts payable and deferred compensation	(47,047)	(27,429)
Accrued expenses and other liabilities	(9,312)	(3,055)
Net cash used in operating activities	(96,588)	(65,091)
Cash flows from investing activities:
Purchases of property and equipment	(11,674)	(6,137)
Proceeds from the sale of business segment	42,118	—
Proceeds from the payment on notes receivable	—	1,557
Cash paid for acquisitions, net of cash acquired	(112,264)	(11,711)
Net cash used in investing activities	(81,820)	(16,291)
Cash flows from financing activities:
Borrowings on bank credit facilities	419,881	322,813
Repayments on bank credit facilities	(386,381)	(234,423)
Proceeds from issuance of common stock	161,692	456
Payment of taxes for equity transactions	(2,545)	(1,031)
Dividends paid	(3,176)	(2,571)
Net cash provided by financing activities	189,471	85,244
Net increase in cash and cash equivalents	11,063	3,862
Cash and cash equivalents, beginning of period	7,930	478
Cash and cash equivalents, end of period	$18,993	$4,340

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
June 30, 2024

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). In our opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include fair value measurements, inventory provisions, collectability of receivables, valuation allowances on deferred tax assets, fair value of goodwill and other intangible assets and contingencies.

Underwritten Public Offering

In May 2024, we entered into an underwriting agreement with certain underwriters, relating to the issuance and sale of up to 2,429,577 shares of the Company's common stock at a public offering price of $71.00 per share. On May 17, 2024, the Company issued 2,429,577 shares pursuant to the agreement, which included the exercise by the underwriters of their option to purchase additional shares. We received proceeds of approximately $162.0 million in connection with the offerings, net of issuance costs. We used substantially all of the proceeds of the public offering to repay outstanding borrowings under our revolving credit facility, including amounts borrowed to pay the purchase price of the acquisition of Turbine Controls, LLC ("TCI"), and for general corporate purposes.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

(2) Acquisitions

Turbine Controls, LLC

On April 24, 2024, we completed the acquisition of TCI for a total consideration of $122.2 million, consisting of cash consideration of $113.7 million, which included $1.57 million as an estimated net working capital adjustment, and in-kind payment in the form of shares of the Company's common stock with a value equal to $10.0 million. The purchase price of this acquisition was funded by borrowings under our revolving credit facility. TCI is a leading provider of aftermarket maintenance, repair and overhaul ("MRO") support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition presents an opportunity for VSE's Aviation segment to accelerate its MRO strategy, including expanding our repair capability offerings and adding several new OEM relationships.

The purchase price for TCI was allocated on a preliminary basis, among assets acquired and liabilities assumed at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired, and liabilities assumed, were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. We have not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital and income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until we obtain final information regarding their fair values, which could potentially result in changes to the TCI opening balance sheet.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$9,122
Contract assets	16,193
Inventories	5,512
Other current assets	570
Other assets	214
Property and equipment, net	6,434
Intangible asset - customer related	59,000
Goodwill	40,093
Operating lease right-of-use assets	7,832
Total assets acquired	144,970
Accounts payable	(9,764)
Accrued expense and other current liabilities	(5,619)
Long-term operating lease obligations	(7,339)
Total liabilities assumed	(22,723)
Net assets acquired, excluding cash	$122,248

Cash consideration, net of cash acquired	$112,248
VSE Common stock, at fair value	10,000
Total	$122,248

Goodwill resulting from the acquisition of TCI reflects the strategic advantage of expanding our MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a useful life of 10 years.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

We incurred $0.5 million and $2.0 million of acquisition-related expenses related to the TCI acquisition during the three and six months ended June 30, 2024, respectively, which are included in selling, general and administrative expenses.

The operating results of TCI were included in our consolidated results of operations from the date of acquisition. Our consolidated revenues and operating income include $23.5 million and $1.8 million, respectively, for the three and six months ended June 30, 2024, from the acquisition of TCI. Operating income does not include the impact of acquisition-related expenses incurred by VSE Corporation.

The following unaudited pro forma financial information presents the combined results of operations for TCI and VSE Corporation for the three and six months ended June 30, 2024, and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	273,070	225,469	539,280	433,012
(Loss) income from continuing operations	(2,791)	8,597	10,045	15,117

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of TCI as though it had occurred on January 1, 2023 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; and acquisition and other transaction costs. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

Precision Fuel Components, LLC

On February 1, 2023, our Aviation segment acquired Precision Fuel Components, LLC ("Precision Fuel") for a purchase price of $11.7 million. Precision Fuel operating results are included in our Aviation segment beginning on the acquisition date. The acquisition was not material to our consolidated financial statements.

During the six months ended June 30, 2023, we incurred $0.2 million of acquisition-related expenses related to the acquisition of Precision Fuel, which are included in selling, general and administrative expenses.

Desser Aerospace

On July 3, 2023, we completed the acquisition of Desser Holding Company LLC ("Desser Aerospace"), a global aftermarket solutions provider of specialty distribution and MRO services. We purchased Desser Aerospace for a cash consideration of $133.7 million, which included $9.5 million as an estimated net working capital adjustment (subject to post-closing adjustments). Concurrent with the closing of the transaction, we immediately sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for a cash consideration of $31.8 million, which included $1.8 million as an estimated net working capital adjustment (the “Loar Sale”).

During the six months ended June 30, 2024, we adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets and liabilities assumed due to updated valuation reports received from our external valuation specialist, revisions to internal estimates, and new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments included: a decrease in deferred tax liabilities of $1.6 million and an increase in inventories of $0.1 million These adjustments resulted in a decrease to goodwill of $1.7 million.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

We completed the purchase accounting valuation for Desser Aerospace during the second quarter of 2024. The final purchase price allocation is as follows (in thousands):

Receivables	$7,383
Inventories	31,228
Other current assets	515
Property and equipment	2,527
Intangible assets	21,950
Goodwill	53,942
Operating lease right-of-use assets	6,679
Total assets acquired	124,224
Accounts payable	(10,128)
Accrued expenses and other current liabilities	(5,793)
Long-term operating lease obligations	(5,937)
Deferred tax liabilities	(2,666)
Total liabilities assumed	(24,524)
Net assets acquired, excluding cash	$99,700

Cash consideration	$101,870
Post-close adjustment	(2,170)
Total	$99,700

Goodwill resulting from the acquisition of Desser Aerospace reflects the strategic advantage of expanding our specialty distribution and MRO services to new customers. The value attributed to goodwill and customer relationships is not fully deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a weighted average useful life of 8.3 years.

We incurred $0.6 million and $1.7 million of acquisition-related expenses related to the Desser Aerospace acquisition during the three and six ended June 30, 2023, respectively, which are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Desser Aerospace and VSE Corporation for the three and six months ended June 30, 2024 and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$265,959	229,066	$507,498	441,565
(Loss) Income from continuing operations	$(2,777)	11,001	$9,323	20,353

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

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

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price for the acquisition was allocated on a preliminary basis, among assets acquired, at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. We have not yet finalized the purchase price allocation related to this acquisition due to the fact that while legal control has occurred, we have not received physical possession of the prepaid inventory and property and equipment, and thus these assets will be subject to settlement adjustments upon transfer as outlined in the Asset Purchase and License Agreement with Honeywell. Therefore, the allocation of the total consideration for the acquisition is preliminary until we obtain final information regarding their fair values, which could potentially result in changes in the fair values and an adjustment to goodwill. There were no changes in the preliminary purchase price allocation for the three and six months ended June 30, 2024.

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
June 30, 2024

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

We recorded a pre-tax loss on the FDS sale of $12.7 million and transaction fees of $2.5 million during the first quarter of 2024, which are included in loss from discontinued operations, net of tax in the consolidated statements of (loss) income.

The components of loss from discontinued operations, net of tax for the three and six months ended June 30, 2024 and 2023, consist of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues	$—	$67,039	$26,268	$133,885
Costs and operating expenses	—	68,818	34,629	134,506
Loss from discontinued operations	—	(1,779)	(8,361)	(621)
Other FDS impairment	—	—	4,204	—
Loss on the sale of discontinued operations	—	—	12,663	—
Total loss before income taxes	—	(1,779)	(25,228)	(621)
Provision for income taxes	—	(545)	(6,517)	(384)
Loss from discontinued operations, net of tax	$—	$(1,234)	$(18,711)	$(237)

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

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

Certain assets and liabilities previously reported as held-for-sale were excluded from the FDS sale and were reclassified as held and used, at their respective fair values, on the consolidated balance sheets during the first quarter of 2024. The reclassification related to our Alexandria, VA headquarters office space and consisted of an operating lease right-of-use-asset of $7.1 million, property and equipment of $2.6 million, and an operating lease obligation of $11.0 million. During the second quarter of 2024, we vacated the headquarters office space and, as a result, wrote down the associated lease right-of-use asset and property and equipment. See Note (13) "Lease Abandonment and Other Restructuring Costs" for further information.

The FDS sale resulted in the divestiture of certain government contracts requiring novation. Until the novation process is finalized, we continue to receive cash collections related to these contracts, which are due to the purchaser. As of June 30, 2024, we have recorded a $7.0 million liability for these collections within accrued expenses and other current liabilities on our consolidated balance sheets.

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the six months ended June 30,
	2024	2023
Depreciation and amortization	$150	$1,437
Purchases of property and equipment	$—	$92
Stock-based compensation	$—	$73

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

(4) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial and government customers.

A summary of revenues by customer for each of our operating segments for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$191,296	$46,484	$237,780	$349,280	$91,083	$440,363
Other government	1,532	26,647	28,179	5,931	61,204	67,135
Total	$192,828	$73,131	$265,959	$355,211	$152,287	$507,498

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$123,820	$38,037	$161,857	$235,880	$70,581	$306,461
Other government	909	42,457	43,366	2,084	85,265	87,349
Total	$124,729	$80,494	$205,223	$237,964	$155,846	$393,810

A summary of revenues by type for each of our operating segments for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$75,370	$—	$75,370	$126,044	$—	$126,044
Distribution	117,458	73,131	190,589	229,167	152,287	381,454
Total	$192,828	$73,131	$265,959	$355,211	$152,287	$507,498

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$35,561	$—	$35,561	$67,615	$—	$67,615
Distribution	89,168	80,494	169,662	170,349	155,846	326,195
Total	$124,729	$80,494	$205,223	$237,964	$155,846	$393,810

Contract Balances

Contract balances were as follows (in thousands):

		June 30,	December 31,
	Financial Statement Classification	2024	2023
Billed and billable receivables	Receivables, net	$168,238	$127,958
Contract assets - unbilled receivables	Contract assets	$28,575	$8,049
Contract liabilities	Accrued expenses and other current liabilities	$3,138	$2,785

For the six months ended June 30, 2024 and 2023, we recognized revenue that was previously included in the beginning balance of contract liabilities of $1.7 million and $0.8 million, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

(5) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Bank credit facility - term loan	$292,500	$300,000
Bank credit facility - revolving facility	174,000	133,000
Principal amount of long-term debt	466,500	433,000
Less: debt issuance costs	(2,992)	(3,656)
Total long-term debt	463,508	429,344
Less: current portion	(30,000)	(22,500)
Long-term debt, less current portion	$433,508	$406,844

Borrowings under our term loan and revolving facility mature in October 2026. As of June 30, 2024, the interest rate on our outstanding term loan borrowings and weighted average interest rate on our aggregate outstanding revolving facility was 8.18% and 8.20%, respectively. We had letters of credit outstanding of $0.8 million as of June 30, 2024 and December 31, 2023.

Future required term loan and revolving facility payments as of June 30, 2024 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Total
Remainder of 2024	$15,000	$—	$15,000
2025	30,000	—	30,000
2026	247,500	174,000	421,500
Total	$292,500	$174,000	$466,500

We were in compliance with required ratios and other terms and conditions under our credit agreement as of June 30, 2024.

(6) Derivative Instruments and Hedging Activities

Our derivative instruments designated as cash flow hedges as of June 30, 2024 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. For the three and six months ended June 30, 2024, we reclassified $1.2 million and $2.3 million, respectively, from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $3.5 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following June 30, 2024.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	17,152,661	12,886,100	16,468,288	12,865,394
Effect of dilutive shares	49,454	30,898	102,745	56,432
Diluted weighted average common shares outstanding	17,202,115	12,916,998	16,571,033	12,921,826

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
June 30, 2024

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

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Aviation	$192,828	$124,729	$355,211	$237,964
Fleet	73,131	80,494	152,287	155,846
Total revenues	$265,959	$205,223	$507,498	$393,810

Operating income:
Aviation	$24,468	$15,783	$46,778	$31,447
Fleet	2,211	7,854	8,828	13,753
Corporate/unallocated expenses(a)	(20,547)	(3,000)	(25,300)	(7,785)
Operating income	$6,132	$20,637	$30,306	$37,415
(a) Certain corporate costs previously allocated to the Federal and Defense business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2024 were as follows (in thousands):

	Aviation	Fleet	Total
Balance as of December 31, 2023	$288,591	$63,190	$351,781
Acquisitions	40,093	—	40,093
Measurement period adjustment	(1,739)	—	(1,739)
Balance as of June 30, 2024	$326,945	$63,190	$390,135

Goodwill increased during the six months ended June 30, 2024 in connection with the acquisition of TCI during the period, offset by a decrease in connection with a measurement period adjustment for the Desser Aerospace acquisition. See Note (2) "Acquisitions" for further information on these acquisitions.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
June 30, 2024
Contract and customer-related	$230,690	$(65,301)	$165,389
Trade names	8,670	(8,670)	—
Total	$239,360	$(73,971)	$165,389

December 31, 2023
Contract and customer-related	$241,090	$(127,022)	$114,068
Trade names	8,670	(8,608)	62
Total	$249,760	$(135,630)	$114,130

The gross carrying amount of contract and customer-related intangibles decreased during the six months ended June 30, 2024 due to intangible assets with a cost of $69.4 million being fully amortized and no longer reflected in the intangible asset values as of June 30, 2024, partially offset by an increase in connection with the acquisition during the period as discussed in Note (2) "Acquisitions."

As of June 30, 2024, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year Ending	Amount
Remainder of 2024	$9,618
2025	19,235
2026	19,111
2027	17,365
2028	16,531
Thereafter	83,529
Total	$165,389

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2024	Fair Value December 31, 2023
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$615	$594
Interest rate swaps	Other assets	Level 2	$6,471	$2,840
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

Our effective tax rate for continuing operations was 24.8% and 17.4% for the three and six months ended June 30, 2024 respectively, and 24.0% and 24.3% for the three and six months ended June 30, 2023 respectively. The effective tax rate was higher for the three months ended June 30, 2024 compared to the same period of the prior year primarily due to lower book income and higher disallowed executive compensation in 2024. The effective tax rate was lower for the six months ended June 30, 2024 compared to the same period of the prior year primarily due to lower book income in 2024 and higher excess stock compensation deduction recognized for tax purposes in connection with current year stock vesting.

(13) Lease Abandonment and Other Restructuring Costs

In connection with the FDS sale as described in Note (3) "Discontinued Operations", we implemented changes during the second quarter of 2024 that resulted in one-time charges primarily related to the lease abandonment of our headquarters office space and certain other corporate restructuring actions.

On June 28, 2024, we ceased use of our 95,000 sq. ft. leased office space in Alexandria, VA. We relocated our VA based corporate staff to a 4,000 sq. ft. office space in Vienna, VA under a new short-term lease. During the three and six months ended June 30, 2024, we recognized one-time lease abandonment costs of $12.9 million, which comprised of a reduction in our operating lease right-of-use assets of $6.7 million, exit costs of $3.7 million, and a non-cash write-off of certain property and equipment of $2.5 million. These one-time costs are included within lease abandonment costs on our consolidated statements of (loss) income. As of June 30, 2024, we had a lease abandonment liability of $13.9 million, which will be reduced as lease payments are made through the end of the April 2027 lease term.

During the three and six months ended June 30, 2024, we incurred $3.8 million of corporate restructuring expenses, which are included in selling, general and administrative expenses, primarily related to the cancellation of contracts and leasing agreements associated with the FDS Sale. As of June 30, 2024, approximately $1.1 million of these costs are included within accrued expenses and other current liabilities on our consolidated balance sheets. Our corporate restructuring activities related to the FDS Sale are substantially complete, and we do not expect to incur additional material costs associated with these activities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a diversified aftermarket products and services company providing maintenance, repair and overhaul ("MRO") services, parts distribution, logistics, supply chain management and consulting services for transportation assets to commercial and government markets.

Recent Developments

Sale of Federal and Defense Segment

In February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets ("FDS Sale"). See Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Strategic Review

On February 29, 2024, we announced a process to explore and evaluate strategic alternatives involving our Fleet segment with a view to enhance shareholder value (the “Strategic Process”). The Strategic Process could include, among other alternatives, a possible sale of the Fleet segment. Any potential strategic alternative will be evaluated by our Board of Directors.

Acquisition of Turbine Controls, LLC

On April 24, 2024, we completed the acquisition of our previously announced definitive agreement to acquire Turbine Controls, LLC ("TCI"), a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. See Note (2) "Acquisitions" for further information.

Underwritten Public Offering

In May 2024, we entered into an underwriting agreement with certain underwriters, relating to the issuance and sale of up to 2,429,577 shares of the Company's common stock at a public offering price of $71.00 per share. On May 17, 2024, the Company issued 2,429,577 shares, which included the exercise by the underwriters of their option to purchase additional shares, pursuant to the underwriting agreement. Net proceeds of $162.0 million was received by the Company, which were used to repay outstanding borrowings under our revolving credit facility, including amounts borrowed to pay the purchase price of the acquisition of TCI and for general corporate purposes. See Note (1) "Nature of Operations and Basis of Presentation" to the consolidated financial statements for further information.

Lease Abandonment

As a result of the Federal and Defense business segment divestiture and evaluation of our facilities, in June 2024, we vacated our corporate and Federal and Defense headquarters office space in Alexandria, Virginia, and relocated the remaining Virginia-based corporate staff to a smaller office space in Vienna, VA. The relocation resulted in non-recurring lease abandonment costs, which included the non-cash write-off of the operating lease right-of-use assets and associated property and equipment. See Note (13) "Lease Abandonment and Other Restructuring Costs" to the consolidated financial statements for further information.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

During the second quarter of 2024, our strong program execution of new and existing distribution awards, our expanded portfolio of MRO capabilities, and contributions from recent acquisitions produced strong results, with quarterly revenue reaching $192.8 million for the three months ended June 30, 2024, representing a 55% increase year-over-year. Market growth and share gains have resulted in increased repair and distribution revenue of 112% and 32%, respectively, during the three months ended June 30, 2024, compared to the same period for the prior year. Our growth has been driven by several strategic initiatives, including executing on newly awarded distribution agreements, most notably the Pratt Whitney Canada EMEA program, the introduction of new products and service capabilities to our portfolio, including our new Original Equipment Manufacturers ("OEM") licensed manufacturing program, and contributions from recent acquisitions. Additionally, expanding our partnerships with OEMs has provided us new opportunities, including access to new markets with an established customer base.

We believe the July 2023 acquisition of Desser Aerospace and the recently completed acquisition of TCI in April 2024 will increase our exposure to the high-growth, higher-margin aviation distribution and MRO markets. Furthermore, we believe that the Honeywell FCS acquisition in September 2023 to exclusively manufacture, sell, market, distribute, and repair certain fuel control systems, expands our existing capabilities and provides access to new customers and end markets while strengthening our partnership with Honeywell.

Fleet Segment

During the second quarter of 2024, our Fleet segment's growth was negatively impacted by a decline in activity within the United States Postal Service ("USPS"), partially offset by growth in e-commerce fulfillment and commercial fleet sales. The decline in USPS revenue is the result of USPS' transition to a new Fleet Management Information System, which has led to a temporary reduction in maintenance-related activity and parts usage. We continue to make progress in executing our revenue diversification strategy through the scaling of our new e-commerce fulfillment and distribution center ("Olive Branch facility"). The expansion of the Olive Branch facility has been instrumental in our ability to capture new customers and drive revenue growth within e-commerce fulfillment. Our commercial revenues were 64% of total Fleet segment revenue for the three months ended June 30, 2024, compared to 47% for the same period in the prior year.

Results of Operations

Consolidated Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenues	$265,959	$205,223	$60,736	30%	$507,498	$393,810	$113,688	29%
Costs and operating expenses	259,827	184,586	75,241	41%	477,192	356,395	120,797	34%
Operating income	6,132	20,637	(14,505)	(70)%	30,306	37,415	(7,109)	(19)%
Interest expense, net	9,826	7,366	2,460	33%	19,013	13,346	5,667	42%
(Loss) income from continuing operations before income taxes	(3,694)	13,271	(16,965)	(128)%	11,293	24,069	(12,776)	(53)%
Provision for income taxes	(917)	3,182	(4,099)	(129)%	1,970	5,860	(3,890)	(66)%
Net (loss) income from continuing operations	$(2,777)	$10,089	$(12,866)	(128)%	$9,323	$18,209	$(8,886)	(49)%

Revenues. Revenues increased for the three months ended June 30, 2024, compared to the same period in the prior year due to growth in our Aviation segment of $68.1 million, partially offset by declines in our Fleet segment of $7.4 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Revenues increased for the six months ended June 30, 2024, compared to the same period in the prior year due to growth in our Aviation segment of $117.2 million, partially offset by declines in our Fleet segment of $3.6 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased for the three and six months ended June 30, 2024, compared to the same periods in the prior year primarily due to increases in revenue. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income decreased for the three months ended June 30, 2024, compared to the same period of the prior year primarily due to an increase in corporate costs, including a lease abandonment charge of $12.9 million, corporate restructuring charges of $3.8 million, and a decrease in operating income of $5.6 million for our Fleet segment. These operating income decreases were partially offset by an increase of $8.7 million for our Aviation segment. See "Segment Operating Results" for a discussion of operating income by segment.

Operating income decreased for the six months ended June 30, 2024, compared to the same period of the prior year primarily due to an increase in corporate costs, including a lease abandonment charge of $12.9 million, corporate restructuring charges of $3.8 million, and a decrease in operating income of $4.9 million for our Fleet segment. These operating income decreases were partially offset by an increase of $15.3 million for our Aviation segment. See "Segment Operating Results" for a discussion of operating income by segment.

Interest Expense. Interest expense increased for the three and six months ended June 30, 2024, as compared to the same periods in the prior year primarily due to an increase in our debt facility borrowings and a higher average interest rate on borrowings outstanding.

Provision for Income Taxes. Our effective tax rate for continued operations was 24.8% and 17.4% for the three and six months ended June 30, 2024 respectively, and 24.0% and 24.3% for the three and six months ended June 30, 2023 respectively. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. federal income tax rate and our effective tax rate. The higher effective tax rate for the three months ended June 30, 2024 primarily resulted from lower book income and higher disallowed compensation pursuant to Section 162(m) in 2024. The lower effective tax rate for the six months ended June 30, 2024 primarily resulted from lower book income in 2024 and higher excess stock compensation deduction for tax purposes in connection with current year stock vesting.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenues	$192,828	$124,729	$68,099	55%	$355,211	$237,964	$117,247	49%
Costs and operating expenses	168,360	108,946	59,414	55%	308,433	206,517	101,916	49%
Operating income	$24,468	$15,783	$8,685	55%	$46,778	$31,447	$15,331	49%
Profit percentage	12.7%	12.7%			13.2%	13.2%

Revenues. Revenues for our Aviation segment increased for the three months ended June 30, 2024, compared to the same period of the prior year primarily driven by contributions from our acquisitions of Desser and TCI, the launch and expansion of recently awarded distribution agreements, and improved demand for our products and services resulting from strong end market activity in global air travel. Aviation distribution revenue increased $28.3 million, or 32%, and repair revenue increased $39.8 million, or 112%, for the three months ended June 30, 2024, compared to the same period in the prior year.

Revenues for our Aviation segment increased for the six months ended June 30, 2024, compared to the same period of the prior year primarily driven by the contributions from our acquisitions of Desser and TCI, the launch and expansion of recently awarded distribution agreements, improved demand for our products and services resulting from strong end market activity. Aviation distribution revenue increased $58.8 million, or 35%, and repair revenue increased $58.4 million, or 86%, for the six months ended June 30, 2024, compared to the same period in the prior year.

Costs and operating expenses. Costs and operating expenses increased for the three months ended June 30, 2024, compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $4.3 million for the three months ended June 30, 2024, compared to $2.5 million for the same period in the prior year. Allocated corporate costs were $4.6 million for the three months ended June 30, 2024, compared to $3.0 million for the same period in the prior year.

Costs and operating expenses increased for the six months ended June 30, 2024, compared to the same period of the prior year primarily due to increased revenues. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $7.7 million for the six months ended June 30, 2024, compared to $5.0 million for the same period in the prior year. Allocated corporate costs were $8.9 million for the six months ended June 30, 2024, compared to $6.2 million for the same period in the prior year.

Operating income. Operating income increased for the three and six months ended June 30, 2024, compared to the same period of the prior year primarily due to revenue growth and a favorable shift in sales mix and pricing, and contributions from our newly launched OEM licensed manufacturing program, offset by increased amortization of intangible assets and allocated corporate costs.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenues	$73,131	$80,494	$(7,363)	(9)%	$152,287	$155,846	$(3,559)	(2)%
Costs and operating expenses	70,920	72,640	(1,720)	(2)%	143,459	142,093	1,366	1%
Operating income	$2,211	$7,854	$(5,643)	(72)%	$8,828	$13,753	$(4,925)	(36)%
Profit percentage	3.0%	9.8%			5.8%	8.8%

Revenues. Revenues for our Fleet segment decreased for the three months ended June 30, 2024, compared to the same period of the prior year primarily due to a decline in activity by other government customers of $15.8 million, or 37%, partially offset by increases from commercial customers of $8.4 million, or 22%. Revenues from other government customers decreased primarily due to lower maintenance activity within the USPS vehicle fleet program driven by USPS' transition to a new Fleet Management Information System. Commercial customer revenue growth was driven by our e-commerce fulfillment and commercial fleet businesses.

Revenues for our Fleet segment decreased for the six months ended June 30, 2024, compared to the same period of the prior year primarily due to a decline in activity by other government customers of $24.1 million, or 28%, partially offset by increases from commercial customers of $20.5 million or 29%. Revenues from other government customers decreased primarily due to lower maintenance activity within the USPS vehicle fleet program driven by USPS' transition to a new Fleet Management Information System. Commercial customer revenue growth was driven by our e-commerce fulfillment and commercial fleet businesses.

Costs and operating expense. Costs and operating expenses decreased for the three months ended June 30, 2024, compared to the same period of the prior year primarily due to decreased revenues. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was immaterial for the three months ended June 30, 2024, compared to $1.1 million for the same period in the prior year. Allocated corporate costs were $1.8 million for the three months ended June 30, 2024, compared to $2.0 million for the same period in the prior year.

Costs and operating expenses increased for the six months ended June 30, 2024, compared to the same period of the prior year primarily due to shift in sales mix. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was immaterial for the six months ended June 30, 2024, compared to $2.6 million for the same period in the prior year. Allocated corporate costs were $4.0 million for the six months ended June 30, 2024, compared to $4.0 million for the same period in the prior year.

Operating income. Operating income decreased for the three and six months ended June 30, 2024, compared to the same period of the prior year primarily driven by a sales mix shift due to a decrease in revenues from our USPS vehicle fleet program, partially offset by a reduction in the amortization of intangible assets.

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

Our primary sources of external financing are the capital markets and our credit agreement. Our credit agreement is with a bank group and includes a term loan and a revolving facility, with an aggregate maximum borrowing capacity of our revolving facility of $350.0 million. Under the credit agreement we may elect to increase the maximum availability of the term loan, the revolving facility, or a combination of both, subject to customary lender commitment approvals. The aggregate limit of increases is $25.0 million. Our outstanding borrowings under the credit agreement increased approximately $33.5 million for the six months ended June 30, 2024. As of June 30, 2024, we had borrowings outstanding under our term loan of $292.5 million, borrowings outstanding under our revolving facility of $174.0 million, outstanding letters of credit of $0.8 million, and $175.2 million of unused commitments under the credit agreement.

In May 2024, we completed an underwritten public offering of 2,429,577 shares of the Company's common stock, generating proceeds of $162.0 million in connection with the offering, net of issuance costs. We used substantially all of the proceeds of the public offering to repay outstanding borrowings under our revolving credit facility, including amounts borrowed to pay the purchase price of the acquisition of TCI and for general corporate purposes.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(96,588)	$(65,091)
Net cash used in investing activities	(81,820)	(16,291)
Net cash provided by financing activities	189,471	85,244
Net increase in cash and cash equivalents	$11,063	$3,862

Cash used in operating activities increased $31.5 million for the six months ended June 30, 2024, as compared to the same period of the prior year. The increase was primarily due to greater use of cash for inventory purchases.

Cash used in investing activities increased $65.5 million for the six months ended June 30, 2024, as compared to the same period of the prior year. The increase was primarily due to cash paid for the TCI acquisition, net of cash acquired, of $112.3 million, offset by cash provided of $42.1 million related to the FDS sale. See Note (2) "Acquisitions" and Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Cash provided by financing activities increased $104.2 million for the six months ended June 30, 2024, as compared to the same period of the prior year. The increase was primarily due to the receipt of $162.0 million in proceeds related to our public underwritten offering of our common stock in May 2024, offset by lower proceeds from net borrowings of our debt during the current period due to the decrease in our term loan facility.

We paid cash dividends totaling $3.2 million or $0.20 per share during the six months ending June 30, 2024. Pursuant to our credit agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in our 2023 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024, from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with our acquisition of TCI, certain areas of internal control over financial reporting changed. These areas are primarily related to integrating our corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at TCI, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structure at TCI has been modified to appropriately oversee and incorporate these activities into the overall control structure. We will continue to evaluate the need for additional internal controls over financial reporting.
There have been no additional changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K”). The risk factors disclosed in our 2023 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this report.

Item 5.    Other Information

During the three months ended June 30, 2024, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

(a) Exhibits
Exhibit 10.1
Seventh Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of April 23, 2024, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 9, 2024).

Exhibit 10.2	Consulting Agreement, dated May 22, 2024, between Stephen S. Griffin and VSE Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on May 28, 2024).
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO and PAO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO and PAO Certification
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

VSE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSE CORPORATION

Date:	August 1, 2024	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 1, 2024	By:	/s/ Tarang Sharma
Tarang Sharma
Chief Financial Officer, Interim
(Principal Financial Officer and Principal Accounting Officer)