Form 10-Q
period 2024-09-30
VSE CORP
filed 2024-11-06
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of November 1, 2024: 20,411,712

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

“Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “SEC”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, the anticipated risks, impacts or benefits of growth, acquisition and disposition strategies, investments and future operational plans, including the recent agreement to acquire Kellstrom Aerospace Group, Inc. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 8, 2024 (“2023 Form 10-K") and in Item 1A. Risk Factors of this report. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  FINANCIAL INFORMATION
Item 1.        Financial Statements

VSE Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,907	$7,768
Receivables (net of allowance of $6.8 million and $3.4 million, respectively)	162,665	127,958
Contract assets	29,549	8,049
Inventories	533,773	500,864
Other current assets	41,403	36,389
Current assets held-for-sale	—	93,002
Total current assets	775,297	774,030
Property and equipment (net of accumulated depreciation of $45.4 million and $37.4 million, respectively)	74,631	58,076
Intangible assets (net of accumulated amortization of $78.8 million and $135.6 million, respectively)	160,580	114,130
Goodwill	390,636	351,781
Operating lease right-of-use assets	33,549	28,684
Other assets	29,306	23,637
Total assets	$1,463,999	$1,350,338
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$30,000	$22,500
Accounts payable	122,740	173,036
Accrued expenses and other current liabilities	55,524	36,383
Dividends payable	1,843	1,576
Current liabilities held-for-sale	—	53,391
Total current liabilities	210,107	286,886
Long-term debt, less current portion	420,341	406,844
Deferred compensation	7,683	7,939
Long-term operating lease obligations	29,061	24,959
Deferred tax liabilities	—	6,985
Other long-term liabilities	9,011	—
Total liabilities	676,203	733,613
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share; authorized 23,000,000 shares; issued and outstanding 18,428,955 and 15,756,918, respectively	921	788
Additional paid-in capital	404,983	229,103
Retained earnings	381,680	384,702
Accumulated other comprehensive income	212	2,132
Total stockholders' equity	787,796	616,725
Total liabilities and stockholders' equity	$1,463,999	$1,350,338

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Products	$188,334	$184,691	$564,092	$505,135
Services	85,279	46,662	217,019	120,028
Total revenues	273,613	231,353	781,111	625,163

Costs and operating expenses:
Products	166,139	160,326	495,177	442,714
Services	77,014	40,004	197,454	102,908
Selling, general and administrative expenses	2,605	2,556	9,721	6,121
Lease abandonment and termination (benefits) costs	(652)	—	12,205	—
Amortization of intangible assets	4,809	3,203	12,550	10,743
Total costs and operating expenses	249,915	206,089	727,107	562,486
Operating income	23,698	25,264	54,004	62,677

Interest expense, net	8,983	8,459	27,996	21,805
Income from continuing operations before income taxes	14,715	16,805	26,008	40,872
Provision for income taxes	3,065	4,694	5,035	10,554
Net income from continuing operations	11,650	12,111	20,973	30,318
Loss from discontinued operations, net of tax	—	(2,554)	(18,711)	(2,789)
Net income	$11,650	$9,557	$2,262	$27,529

Earnings per share:
Basic
Continuing operations	$0.63	$0.81	$1.22	$2.23
Discontinued operations	—	(0.17)	(1.09)	(0.20)
	$0.63	$0.64	$0.13	$2.03
Diluted
Continuing operations	$0.63	$0.80	$1.22	$2.22
Discontinued operations	—	(0.17)	(1.09)	(0.20)
	$0.63	$0.63	$0.13	$2.02

Weighted average shares outstanding:
Basic	18,425,643	15,001,908	17,125,502	13,585,391
Diluted	18,479,123	15,050,062	17,211,825	13,639,064

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$11,650	$9,557	$2,262	$27,529
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	(4,645)	1,647	(1,920)	2,010
Total other comprehensive (loss) income, net of tax	(4,645)	1,647	(1,920)	2,010
Comprehensive income, net of tax	$7,005	$11,204	$342	$29,539

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three Months Ended September 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2024	18,420	$921	$403,666	$371,872	$4,857	$781,316
Net income	—	—	—	11,650	—	11,650
Stock-based compensation	9	—	1,317	—	—	1,317
Other comprehensive loss, net of tax	—	—	—	—	(4,645)	(4,645)
Dividends declared ($0.10 per share)	—	—	—	(1,842)	—	(1,842)
Balance at September 30, 2024	18,429	$921	$404,983	$381,680	$212	$787,796

	Three Months Ended September 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2023	12,898	$645	$96,471	$366,690	$5,331	$469,137
Net income	—	—	—	9,557	—	9,557
Issuance of common stock	2,846	142	128,968			129,110
Stock-based compensation	3	—	1,644	—	—	1,644
Other comprehensive income, net of tax	—	—	—	—	1,647	1,647
Dividends declared ($0.10 per share)	—	—	—	(1,575)	—	(1,575)
Balance at September 30, 2023	15,747	$787	$227,083	$374,672	$6,978	$609,520

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Nine months ended September 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	15,757	$788	$229,103	$384,702	$2,132	$616,725
Net income	—	—	—	2,262	—	2,262
Issuance of common stock	2,430	122	161,571	—	—	161,693
Stock issuance in connection with acquisition	127	6	9,994	—	—	10,000
Stock-based compensation	115	5	4,315	—	—	4,320
Other comprehensive loss, net of tax	—	—	—	—	(1,920)	(1,920)
Dividends declared ($0.30 per share)	—	—	—	(5,284)	—	(5,284)
Balance at September 30, 2024	18,429	$921	$404,983	$381,680	$212	$787,796

	Nine months ended September 30, 2023
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526
Net income	—	—	—	27,529	—	27,529
Issuance of common stock	2,846	142	128,968	—	—	129,110
Stock-based compensation	84	4	5,495	—	—	5,499
Other comprehensive income, net of tax	—	—	—	—	2,010	2,010
Dividends declared ($0.30 per share)	—	—	—	(4,154)	—	(4,154)
Balance at September 30, 2023	15,747	$787	$227,083	$374,672	$6,978	$609,520

The accompanying notes are an integral part of these consolidated financial statements.

VSE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
	(a)	(a)
Cash flows from operating activities:
Net income	$2,262	$27,529
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	20,411	17,461
Amortization of debt issuance cost	997	1,028
Deferred taxes	(9,840)	(1,179)
Stock-based compensation	6,497	5,811
Provision for inventory	—	742
Impairment and loss on sale of business segment	16,867	—
Loss on sale of property and equipment	421	—
Lease abandonment and termination costs	12,205	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(32,720)	(25,304)
Contract assets	5,267	5,409
Inventories	(26,808)	(60,867)
Other current assets and other assets	(8,232)	2,122
Operating lease assets and liabilities, net	(10,442)	(262)
Accounts payable and deferred compensation	(67,860)	(16,717)
Accrued expenses and other liabilities	4,563	(5,544)
Net cash used in operating activities	(86,412)	(49,771)
Cash flows from investing activities:
Purchases of property and equipment	(17,439)	(10,795)
Proceeds from the sale of business segment	42,118	—
Proceeds from the payment on notes receivable	—	1,557
Cash paid for acquisitions, net of cash acquired	(112,206)	(218,674)
Net cash used in investing activities	(87,527)	(227,912)
Cash flows from financing activities:
Borrowings on bank credit facilities	527,165	610,188
Repayments on bank credit facilities	(507,165)	(435,298)
Proceeds from issuance of common stock	161,693	129,566
Payment of debt financing costs	—	(1,448)
Payment of taxes for equity transactions	(2,758)	(1,113)
Dividends paid	(5,019)	(3,861)
Net cash provided by financing activities	173,916	298,034
Net (decrease) increase in cash and cash equivalents	(23)	20,351
Cash and cash equivalents, beginning of period	7,930	478
Cash and cash equivalents, end of period	$7,907	$20,829

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
September 30, 2024

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). In our opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

Underwritten Public Offering

In May 2024, we entered into an underwriting agreement with certain underwriters, relating to the issuance and sale of up to 2,429,577 shares of the Company's common stock at a public offering price of $71.00 per share. On May 17, 2024, the Company issued 2,429,577 shares pursuant to the agreement, which included the exercise by the underwriters of their option to purchase additional shares. We received proceeds of approximately $162 million in connection with the offerings, net of issuance costs. We used substantially all of the proceeds of the public offering to repay outstanding borrowings under our revolving credit facility, including amounts borrowed to pay the purchase price of the acquisition of Turbine Controls, LLC ("TCI"), and for general corporate purposes.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

Recent Accounting Pronouncement

Recently Issued Accounting Pronouncement Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This guidance will be adopted by us beginning with the annual period of 2024. We are currently evaluating the impact that adoption of ASU 2023-07 may have on our consolidated financial statements and disclosure.

(2) Acquisitions

Turbine Controls, LLC

On April 24, 2024, we completed the acquisition of TCI for a total consideration of $122.2 million, consisting of net cash consideration of $112.2 million, which included $1.5 million as a net working capital adjustment, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $10.0 million. The purchase price of this acquisition was funded by borrowings under our revolving credit facility. TCI is a leading provider of aftermarket maintenance, repair and overhaul ("MRO") support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition presents an opportunity for VSE's Aviation segment to accelerate its MRO strategy, including expanding our repair capability offerings and adding several new OEM relationships.

The purchase price for TCI was allocated on a preliminary basis, among assets acquired and liabilities assumed at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired, and liabilities assumed, were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. We have not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until we obtain final information regarding their fair values, which could potentially result in changes to the TCI opening balance sheet.

During the third quarter of 2024, we adjusted the purchase price allocation as a result of working capital and measurement period adjustments. The adjustments were recorded as a result of new information obtained about facts and circumstances that existed as of the acquisition date and resulted in immaterial impacts to accrued expense and other current liabilities, goodwill, and cash consideration, net of cash acquired.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$9,122
Contract assets	16,193
Inventories	5,512
Other current assets	570
Other assets	214
Property and equipment, net	6,434
Intangible asset - customer related	59,000
Goodwill	40,095
Operating lease right-of-use assets	7,832
Total assets acquired	144,972
Accounts payable	(9,764)
Accrued expense and other current liabilities	(5,680)
Long-term operating lease obligations	(7,339)
Total liabilities assumed	(22,783)
Net assets acquired, excluding cash	$122,189

Cash consideration, net of cash acquired	$112,189
VSE Common stock, at fair value	10,000
Total	$122,189

Goodwill resulting from the acquisition of TCI reflects the strategic advantage of expanding our MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a useful life of 10 years.

We incurred $0.1 million and $2.2 million of acquisition-related expenses related to the TCI acquisition during the three and nine months ended September 30, 2024, respectively, which are included in selling, general and administrative expenses.

The operating results of TCI were included in our consolidated results of operations from the date of acquisition. Our consolidated revenues and operating income include $30.7 million and $2.1 million, respectively, for the three months ended September 30, 2024, and $54.2 million and $3.9 million, respectively, for the nine months ended September 30, 2024, from the acquisition of TCI. Operating income does not include the impact of acquisition-related expenses incurred by VSE Corporation.

The following unaudited pro forma financial information presents the combined results of operations for TCI and VSE Corporation for the three and nine months ended September 30, 2024, and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	273,613	253,508	812,893	686,520
Income from continuing operations	11,739	11,262	21,712	26,378

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of TCI as though it had occurred on January 1, 2023 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; and acquisition and

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

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

Desser Aerospace

On July 3, 2023, we completed the acquisition of Desser Holding Company LLC ("Desser Aerospace"), a global aftermarket solutions provider of specialty distribution and MRO services. We purchased Desser Aerospace for a cash consideration of $131.5 million. Concurrent with the closing of the transaction, we immediately sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for a cash consideration of $31.8 million.

During the nine months ended September 30, 2024, we adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets and liabilities assumed due to updated valuation reports received from our external valuation specialist, revisions to internal estimates, and new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments included: a decrease in deferred tax liabilities of $1.6 million and an increase in inventories of $0.1 million These adjustments resulted in a decrease to goodwill of $1.7 million.

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a weighted average useful life of 8.3 years.

We incurred $1.2 million and $3.0 million of acquisition-related expenses related to the Desser Aerospace acquisition during the three and nine ended September 30, 2023, respectively, which are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Desser Aerospace and VSE Corporation for the nine months ended September 30, 2023. The unaudited consolidated pro forma results of operations are as follows (in thousands):

Nine months ended September 30, 2023
Revenue	$672,918
Income from continuing operations	$31,377

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

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. During the third quarter of 2024, we adjusted the purchase price allocation as a result of a measurement period adjustment to acquired assets due to updated valuation reports received from Honeywell. The adjustment was recorded as a result of new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustment resulted in a decrease in other current assets of $0.5 million, with a corresponding increase to goodwill. We completed the purchase accounting valuation for the Honeywell FCS Acquisition during the third quarter of 2024.

The final purchase price allocation is as follows (in thousands):

Other current assets (a)	$11,500
Property and equipment	2,714
Intangible assets	16,200
Goodwill	74,586
Total assets acquired	$105,000

Cash consideration	$105,000
Total consideration	$105,000
(a) Represents prepaid inventory consisting of finished goods acquired but not in our physical possession as of the acquisition date.

The pro-forma impact of the acquisition is not material to the Company’s results of operations.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

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

We recorded a pre-tax loss on the FDS sale of $12.7 million and transaction fees of $2.5 million during the first quarter of 2024, which are included in loss from discontinued operations, net of tax in the consolidated statements of income.

The components of loss from discontinued operations, net of tax for the three and nine months ended September 30, 2024 and 2023, consist of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues	$—	$61,622	$26,268	$195,507
Costs and operating expenses	—	65,202	34,629	199,706
Loss from discontinued operations	—	(3,580)	(8,361)	(4,199)
Other FDS impairment	—	—	4,204	—
Loss on the sale of discontinued operations	—	—	12,663	—
Total loss before income taxes	—	(3,580)	(25,228)	(4,199)
Provision for income taxes	—	(1,026)	(6,517)	(1,410)
Loss from discontinued operations, net of tax	$—	$(2,554)	$(18,711)	$(2,789)

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

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

Certain assets and liabilities previously reported as held-for-sale were excluded from the FDS sale and were reclassified as held and used, at their respective fair values, on the consolidated balance sheets during the first quarter of 2024. The reclassification related to our Alexandria, VA headquarters office space and consisted of an operating lease right-of-use-asset of $7.1 million, property and equipment of $2.6 million, and an operating lease obligation of $11.0 million. During the second quarter of 2024, we vacated the headquarters office space and, as a result, wrote down the associated lease right-of-use asset and property and equipment. During the third quarter of 2024, we terminated the lease for the vacated headquarters office space. See Note (13) "Lease Abandonment, Lease Termination and Other Restructuring Costs" for further information.

The FDS sale resulted in the divestiture of certain government contracts requiring novation. Until the novation process is finalized, we continue to receive cash collections related to these contracts, which are due to the purchaser. As of September 30, 2024, we have recorded a $3.2 million liability for these collections within accrued expenses and other current liabilities on our consolidated balance sheets.

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the nine months ended September 30,
	2024	2023
Depreciation and amortization	$150	$1,849
Purchases of property and equipment	$—	$98
Stock-based compensation	$—	$85

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

(4) Revenue

Disaggregation of Revenues
Our revenues are derived from the delivery of products to our customers and from services performed for commercial and government customers.

A summary of revenues by customer for each of our operating segments for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$202,786	$44,828	$247,614	$552,066	$135,911	$687,977
Other government	856	25,143	25,999	6,787	86,347	93,134
Total	$203,642	$69,971	$273,613	$558,853	$222,258	$781,111

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Commercial	$150,715	$37,430	$188,145	$386,595	$108,011	$494,606
Other government	1,640	41,568	43,208	3,724	126,833	130,557
Total	$152,355	$78,998	$231,353	$390,319	$234,844	$625,163

A summary of revenues by type for each of our operating segments for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$83,012	$—	$83,012	$209,056	$—	$209,056
Distribution	120,630	69,971	190,601	349,797	222,258	572,055
Total	$203,642	$69,971	$273,613	$558,853	$222,258	$781,111

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Aviation	Fleet	Total	Aviation	Fleet	Total
Repair	$44,713	$—	$44,713	$112,328	$—	$112,328
Distribution	107,642	78,998	186,640	277,991	234,844	512,835
Total	$152,355	$78,998	$231,353	$390,319	$234,844	$625,163

Contract Balances

Contract balances were as follows (in thousands):

		September 30,	December 31,
	Financial Statement Classification	2024	2023
Billed and billable receivables	Receivables, net	$162,665	$127,958
Contract assets - unbilled receivables	Contract assets	$29,549	$8,049
Contract liabilities	Accrued expenses and other current liabilities	$6,039	$2,785

For the nine months ended September 30, 2024 and 2023, we recognized revenue that was previously included in the beginning balance of contract liabilities of $1.8 million and $0.9 million, respectively.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

(5) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Bank credit facility - term loan	$285,000	$300,000
Bank credit facility - revolving facility	168,000	133,000
Principal amount of long-term debt	453,000	433,000
Less: debt issuance costs	(2,659)	(3,656)
Total debt	450,341	429,344
Less: current portion	(30,000)	(22,500)
Long-term debt, less current portion	$420,341	$406,844

Borrowings under our term loan and revolving facility mature in October 2026. As of September 30, 2024, the interest rate on our outstanding term loan borrowings and weighted average interest rate on our aggregate outstanding revolving facility was 8.05% and 7.94%, respectively. We had letters of credit outstanding of $0.8 million as of September 30, 2024 and December 31, 2023.

Future required term loan and revolving facility payments as of September 30, 2024 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Total
Remainder of 2024	$7,500	$—	$7,500
2025	30,000	—	30,000
2026	247,500	168,000	415,500
Total	$285,000	$168,000	$453,000

We were in compliance with required ratios and other terms and conditions under our credit agreement as of September 30, 2024.

(6) Derivative Instruments and Hedging Activities

Our derivative instruments designated as cash flow hedges as of September 30, 2024 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. For the three and nine months ended September 30, 2024, we reclassified $1.2 million and $3.5 million, respectively, from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $0.7 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following September 30, 2024. See Note (11) "Fair Value Measurements" for the fair value of the interest rate swaps.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	18,425,643	15,001,908	17,125,502	13,585,391
Effect of dilutive shares	53,480	48,154	86,323	53,673
Diluted weighted average common shares outstanding	18,479,123	15,050,062	17,211,825	13,639,064

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
September 30, 2024

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

We evaluate segment performance based on consolidated revenues and operating income. Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Our segment information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Aviation	$203,642	$152,355	$558,853	$390,319
Fleet	69,971	78,998	222,258	234,844
Total revenues	$273,613	$231,353	$781,111	$625,163

Operating income:
Aviation	$25,435	$20,951	$72,214	$52,397
Fleet	2,471	8,531	11,299	22,284
Corporate/unallocated expenses(a)	(4,208)	(4,218)	(29,509)	(12,004)
Operating income	$23,698	$25,264	$54,004	$62,677
(a) Certain corporate costs previously allocated to the Federal and Defense business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2024 were as follows (in thousands):

	Aviation	Fleet	Total
Balance as of December 31, 2023	$288,591	$63,190	$351,781
Acquisitions	40,093	—	40,093
Measurement period adjustment	(1,238)	—	(1,238)
Balance as of September 30, 2024	$327,446	$63,190	$390,636

Goodwill increased during the nine months ended September 30, 2024 in connection with the acquisition of TCI during the period, offset by a net decrease in connection with measurement period adjustments for the Desser Aerospace, Honeywell FCS and TCI acquisitions. See Note (2) "Acquisitions" for further information on these acquisitions.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
September 30, 2024
Contract and customer-related	$230,690	$(70,110)	$160,580
Trade names	8,670	(8,670)	—
Total	$239,360	$(78,780)	$160,580

December 31, 2023
Contract and customer-related	$241,090	$(127,022)	$114,068
Trade names	8,670	(8,608)	62
Total	$249,760	$(135,630)	$114,130

The gross carrying amount of contract and customer-related intangibles decreased during the nine months ended September 30, 2024 due to intangible assets with a cost of $69.4 million being fully amortized and no longer reflected in the intangible asset values as of September 30, 2024, partially offset by an increase in connection with the acquisition during the period as discussed in Note (2) "Acquisitions."

As of September 30, 2024, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year Ending	Amount
Remainder of 2024	$4,809
2025	19,235
2026	19,111
2027	17,365
2028	16,531
Thereafter	83,529
Total	$160,580

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2024	Fair Value December 31, 2023
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$635	$594
Interest rate swaps	Other assets	Level 2	$283	$2,840
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

Our effective tax rate for continuing operations was 20.8% and 19.4% for the three and nine months ended September 30, 2024 respectively, and 27.9% and 25.8% for the three and nine months ended September 30, 2023 respectively. The effective tax rates were lower for the three and the nine months ended September 30, 2024 compared to the same periods of the prior year primarily due to lower book income in 2024 and higher excess stock compensation deduction recognized for tax purposes in connection with current year stock vesting.

(13) Lease Abandonment, Lease Termination and Other Restructuring Costs

In connection with the FDS sale as described in Note (3) "Discontinued Operations", we implemented changes during the second quarter of 2024 that resulted in one-time charges primarily related to the lease abandonment of our headquarters office space and certain other corporate restructuring actions.

On June 28, 2024, we ceased use of our 95,000 sq. ft. leased office space in Alexandria, VA. We relocated our VA based corporate staff to a 4,000 sq. ft. office space in Vienna, VA under a new short-term lease. During the second quarter of 2024, we recognized one-time lease abandonment costs of $12.9 million, which comprised of a reduction in our operating lease right-of-use assets of $6.7 million, exit costs of $3.7 million, and a non-cash write-off of certain property and equipment of $2.5 million. These one-time costs are included within lease abandonment and termination (benefits) costs on our consolidated statements of income.

On September 4, 2024, we entered into an agreement to immediately terminate the Alexandria, VA, office space lease in exchange for $12.0 million, payable in two equal installments due in January 2025 and January 2026. During the three months ended September 30, 2024, we recognized a lease termination gain of $0.7 million, which comprised of a $1.1 million net liability reduction, partially offset by a $0.4 million decrease in our remaining operating lease right-of-use asset. The lease termination gain is included within lease abandonment and termination (benefits) costs on our consolidated statements of income. As of September 30, 2024, $6.0 million of the $12.0 million due as a result of the lease termination is classified within accrued expenses and other current liabilities, while the remaining $6.0 million is classified within other long-term liabilities.

During the three and nine months ended September 30, 2024, we incurred $0.2 million and $4.0 million, respectively, of corporate restructuring expenses, which are included in selling, general and administrative expenses, primarily related to the cancellation of contracts and leasing agreements associated with the FDS Sale. As of September 30, 2024, approximately $0.8 million of these costs are included within accrued expenses and other current liabilities on our consolidated balance sheets. Our corporate restructuring activities related to the FDS Sale are substantially complete, and we do not expect to incur additional material costs associated with these activities.

(14) Subsequent Events

Kellstrom Aerospace Acquisition

In October 2024, we signed a definitive agreement to acquire Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace"), a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket, for a preliminary purchase price of $200 million, comprised of approximately $185 million in cash and approximately 172,414 shares of common stock to be issued in a private placement pursuant to Section 4(a)(2) of the Securities Act, subject to working capital adjustments (the "Kellstrom Aerospace Acquisition"). The transaction is subject to customary closing conditions, including regulatory review, and is expected to close in the fourth quarter of 2024.

Underwritten Public Offering

In October 2024, we entered into an underwriting agreement with Jefferies and RBC Capital Markets, acting as representatives of several underwriters, relating to the issuance and sale of 1,724,137 shares of the Company's common stock at a public offering price of $87.00 per share. Under the terms of the agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 258,620 shares of common stock. The offering closed on October 17, 2024, resulting in the issuance of 1,982,757 shares, which included the exercise by the underwriters of their option to purchase additional shares, pursuant to the underwriting agreement, for which we received net proceeds of $163.8 million, net of issuance costs.

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

Strategic Review

On February 29, 2024, we announced a process to explore and evaluate strategic alternatives involving our Fleet segment with a view to enhance stockholder value (the “Strategic Process”). The Strategic Process could include, among other alternatives, a possible sale of the Fleet segment. Any potential strategic alternative will be evaluated by our Board of Directors.

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

Acquisition of Kellstrom Aerospace

In October 2024, we signed a definitive agreement to acquire Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace"), a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket. See Note (14) "Subsequent Events" for further information.

Underwritten Public Offerings

In May 2024, we entered into an underwriting agreement with certain underwriters, relating to the issuance and sale of up to 2,429,577 shares of the Company's common stock at a public offering price of $71.00 per share. On May 17, 2024, the Company issued 2,429,577 shares, which included the exercise by the underwriters of their option to purchase additional shares, pursuant to the underwriting agreement. Net proceeds of $162.0 million were received by the Company, which were used to repay outstanding borrowings under our revolving credit facility, including amounts borrowed to pay the purchase price of the acquisition of TCI and for general corporate purposes.

In October 2024, we entered into an underwriting agreement with certain underwriters, relating to the issuance and sale of up to 1,982,757 shares of the Company's common stock at a public offering price of $87.00 per share. See Note (14) "Subsequent Events" for further information.

Lease Abandonment and Termination

As a result of the Federal and Defense business segment divestiture and evaluation of our facilities, in June 2024, we vacated our corporate and Federal and Defense headquarters office space in Alexandria, Virginia, and relocated the remaining Virginia-based corporate staff to a smaller office space in Vienna, VA. In September 2024, the Alexandria, Virginia office space lease was terminated. The relocation resulted in non-recurring lease abandonment and termination costs, which included the non-cash write-off of the operating lease right-of-use assets, associated property and equipment and lease liabilities. See Note (13) "Lease Abandonment, Lease Termination and Other Restructuring Costs" to the consolidated financial statements for further information.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

During the third quarter of 2024, our strong program execution of new and existing distribution awards, our expanded portfolio of MRO capabilities, and contributions from recent acquisitions generated strong results, with quarterly revenue reaching $203.6 million for the three months ended September 30, 2024, representing a 34% increase year-over-year. Market growth, share gains and contributions from a recent acquisition have resulted in increased repair and distribution revenue of 86% and 12%, respectively, during the three months ended September 30, 2024, compared to the same period for the prior year. Our growth has been driven by several strategic initiatives, including executing on newly awarded distribution agreements, most notably the Pratt Whitney Canada EMEA program, the introduction of new products and service capabilities to our portfolio, including our new Original Equipment Manufacturers ("OEM") licensed manufacturing program, and contributions from TCI.

We believe the acquisition of TCI in April 2024, combined with the recently announced Kellstrom Aerospace Acquisition in October 2024, will increase our exposure to the high-growth, higher-margin aviation distribution and MRO markets focused on the engine aftermarket. Furthermore, we believe that the Honeywell FCS acquisition in September 2023 to exclusively manufacture, sell, market, distribute, and repair certain fuel control systems, expands our existing capabilities and provides access to new customers and end markets while strengthening our partnership with Honeywell.

Fleet Segment

During the third quarter of 2024, our Fleet segment's growth was negatively impacted by a decline in activity within the United States Postal Service ("USPS"), partially offset by growth in e-commerce fulfillment and commercial fleet sales. The decline in USPS revenue is the result of USPS' transition to a new Fleet Management Information System, which has led to a temporary reduction in maintenance-related activity and parts usage. We continue to make progress in scaling our e-commerce fulfillment and distribution center in Olive Branch, MS ("Olive Branch facility"). The expansion of the Olive Branch facility has been instrumental in our ability to capture new customers and drive revenue growth within e-commerce fulfillment. Our commercial revenues were 64% of total Fleet segment revenue for the three months ended September 30, 2024, compared to 47% for the same period in the prior year.

Results of Operations

Consolidated Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenues	$273,613	$231,353	$42,260	18%	$781,111	$625,163	$155,948	25%
Costs and operating expenses	249,915	206,089	43,826	21%	727,107	562,486	164,621	29%
Operating income	23,698	25,264	(1,566)	(6)%	54,004	62,677	(8,673)	(14)%
Interest expense, net	8,983	8,459	524	6%	27,996	21,805	6,191	28%
Income from continuing operations before income taxes	14,715	16,805	(2,090)	(12)%	26,008	40,872	(14,864)	(36)%
Provision for income taxes	3,065	4,694	(1,629)	(35)%	5,035	10,554	(5,519)	(52)%
Net income from continuing operations	$11,650	$12,111	$(461)	(4)%	$20,973	$30,318	$(9,345)	(31)%

Revenues. Revenues increased for the three months ended September 30, 2024, compared to the same period in the prior year due to growth in our Aviation segment of $51.3 million, partially offset by declines in our Fleet segment of $9.0 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Revenues increased for the nine months ended September 30, 2024, compared to the same period in the prior year due to growth in our Aviation segment of $168.5 million, partially offset by declines in our Fleet segment of $12.6 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased for the three and nine months ended September 30, 2024, compared to the same periods in the prior year primarily due to increases in volume. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" for discussion of cost and operating expenses by segment.

Operating Income. Operating income decreased for the three months ended September 30, 2024, compared to the same period of the prior year primarily due to a decrease in operating income of $6.1 million for our Fleet segment. This operating income decrease was partially offset by an increase of $4.5 million for our Aviation segment. See "Segment Operating Results" for a discussion of operating income by segment.

Operating income decreased for the nine months ended September 30, 2024, compared to the same period of the prior year primarily due to an increase in corporate costs, including net lease abandonment and termination charges of $12.2 million, corporate restructuring charges of $4.0 million, and a decrease in operating income of $11.0 million for our Fleet segment. These operating income decreases were partially offset by an increase of $19.8 million for our Aviation segment. See "Segment Operating Results" for a discussion of operating income by segment.

Interest Expense. Interest expense increased for the three months ended September 30, 2024, as compared to the same period in the prior year primarily due to an increase in our debt facility borrowings. Interest expense increased for the nine months ended September 30, 2024, as compared to the same period in the prior year primarily due to an increase in our debt facility borrowings and a higher average interest rate on borrowings outstanding.

Provision for Income Taxes. Our effective tax rate for continued operations was 20.8% and 19.4% for the three and nine months ended September 30, 2024 respectively, and 27.9% and 25.8% for the three and nine months ended September 30, 2023 respectively. Our tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between our statutory U.S. federal income tax rate and our effective tax rate. The lower effective tax rates for the three and nine months ended September 30, 2024 primarily resulted from lower book income and higher excess stock compensation deduction for tax purposes in connection with current year stock vesting in 2024.

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenues	$203,642	$152,355	$51,287	34%	$558,853	$390,319	$168,534	43%
Costs and operating expenses	178,207	131,404	46,803	36%	486,639	337,922	148,717	44%
Operating income	$25,435	$20,951	$4,484	21%	$72,214	$52,397	$19,817	38%
Profit percentage	12.5%	13.8%			12.9%	13.4%

Revenues. Revenues for our Aviation segment increased for the three months ended September 30, 2024, compared to the same period of the prior year primarily driven by contributions from our acquisition of TCI, strong program execution of new and existing distribution awards, and our expanded portfolio of MRO capabilities. Aviation distribution revenue increased $13.0 million, or 12%, and repair revenue increased $38.3 million, or 86%, for the three months ended September 30, 2024, compared to the same period in the prior year.

Revenues for our Aviation segment increased for the nine months ended September 30, 2024, compared to the same period of the prior year primarily driven by the contributions from our acquisitions of Desser and TCI, the launch and expansion of recently awarded distribution agreements and improved demand for our products and services as a result of strong end market activity. Aviation distribution revenue increased $71.8 million, or 26%, and repair revenue increased $96.7 million, or 86%, for the nine months ended September 30, 2024, compared to the same period in the prior year.

Costs and operating expenses. Costs and operating expenses increased for the three months ended September 30, 2024, compared to the same period of the prior year primarily due to increased volume. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $4.8 million for the three months ended September 30, 2024, compared to $3.2 million for the same period in the prior year. Allocated corporate costs were $4.5 million for the three months ended September 30, 2024, compared to $3.1 million for the same period in the prior year.

Costs and operating expenses increased for the nine months ended September 30, 2024, compared to the same period of the prior year primarily due to increased volume. Costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $12.5 million for the nine months ended September 30, 2024, compared to $8.1 million for the same period in the prior year. Allocated corporate costs were $13.4 million for the nine months ended September 30, 2024, compared to $9.3 million for the same period in the prior year.

Operating income. Operating income increased for the three and nine months ended September 30, 2024, compared to the same period of the prior year primarily due to revenue growth and a favorable shift in sales mix and pricing, and contributions from our newly launched OEM licensed manufacturing program, offset by increased amortization of intangible assets and allocated corporate costs.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2024	2023	Change ($)	Change (%)	2024	2023	Change ($)	Change (%)
Revenues	$69,971	$78,998	$(9,027)	(11)%	$222,258	$234,844	$(12,586)	(5)%
Costs and operating expenses	67,500	70,467	(2,967)	(4)%	210,959	212,560	(1,601)	(1)%
Operating income	$2,471	$8,531	$(6,060)	(71)%	$11,299	$22,284	$(10,985)	(49)%
Profit percentage	3.5%	10.8%			5.1%	9.5%

Revenues. Revenues for our Fleet segment decreased for the three months ended September 30, 2024, compared to the same period of the prior year primarily due to a decline in activity by other government customers of $16.4 million, or 40%, partially offset by increases from commercial customers of $7.4 million, or 20%. Revenues from other government customers decreased primarily due to lower maintenance activity within the USPS vehicle fleet program driven by USPS' transition to a new Fleet Management Information System. Commercial customer revenue growth was driven by our e-commerce fulfillment and commercial fleet businesses.

Revenues for our Fleet segment decreased for the nine months ended September 30, 2024, compared to the same period of the prior year primarily due to a decline in activity by other government customers of $40.5 million, or 32%, partially offset by increases from commercial customers of $27.9 million or 26%. Revenues from other government customers decreased primarily due to lower maintenance activity within the USPS vehicle fleet program driven by USPS' transition to a new Fleet Management Information System. Commercial customer revenue growth was driven by our e-commerce fulfillment and commercial fleet businesses.

Costs and operating expense. Costs and operating expenses decreased for the three months ended September 30, 2024, compared to the same period of the prior year primarily due to decreased revenues. In addition, costs and operating expenses for this segment included expenses for allocated corporate costs. Allocated corporate costs were $1.4 million for the three months ended September 30, 2024, compared to $2.0 million for the same period in the prior year.

Costs and operating expenses decreased for the nine months ended September 30, 2024, compared to the same period of the prior year primarily due to shift in sales mix. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets was $0.1 million for the nine months ended September 30, 2024, compared to $2.6 million for the same period in the prior year. Allocated corporate costs were $5.4 million for the nine months ended September 30, 2024, compared to $6.1 million for the same period in the prior year.

Operating income. Operating income decreased for the three and nine months ended September 30, 2024, compared to the same period of the prior year primarily driven by a sales mix shift due to a decrease in revenues from our USPS vehicle fleet program.

The operating income decrease for the nine months ended September 30, 2024 was partially offset by a reduction in the amortization of intangible assets.

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

Our primary sources of external financing are the capital markets and our credit agreement. Our credit agreement is with a bank group and includes a term loan and a revolving facility, with an aggregate maximum borrowing capacity of our revolving facility of $350.0 million. Under the credit agreement we may elect to increase the maximum availability of the term loan, the revolving facility, or a combination of both, subject to customary lender commitment approvals. The aggregate limit of increases is $25.0 million. Our outstanding borrowings under the credit agreement increased approximately $20.0 million for the nine months ended September 30, 2024. As of September 30, 2024, we had borrowings outstanding under our term loan of $285.0 million, borrowings outstanding under our revolving facility of $168.0 million, outstanding letters of credit of $0.8 million, and $181.2 million of unused commitments under the credit agreement.

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

In October 2024, we completed an underwritten public offering of 1,982,757 shares of the Company's common stock, generating proceeds of $163.8 million in connection with the offering, net of issuance costs. The net proceeds will be used to finance a portion of the cash consideration for the Kellstrom Aerospace Acquisition, which is expected to close in the fourth quarter of 2024, subject to customary closing conditions including regulatory review. Pending the application of the net proceeds as described above, the Company may use the net proceeds from the offering for general corporate purposes, including to invest in short-term, investment grade, interest-bearing securities or to repay outstanding borrowings under the revolving facility.

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

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(86,412)	$(49,771)
Net cash used in investing activities	(87,527)	(227,912)
Net cash provided by financing activities	173,916	298,034
Net (decrease) increase in cash and cash equivalents	$(23)	$20,351

Cash used in operating activities increased $36.6 million for the nine months ended September 30, 2024, as compared to the same period of the prior year. The increase was primarily due to greater use of cash to satisfy liabilities from strategic inventory purchases.

Cash used in investing activities decreased $140.4 million for the nine months ended September 30, 2024, as compared to the same period of the prior year. The decrease was primarily due to cash paid, net of cash acquired, for the Desser Aerospace, Honeywell FCS and Precision Fuel acquisitions of $218.7 million during the nine months ended September 30, 2023, as well as cash provided of $42.1 million related to the FDS sale during the nine months ended September 30, 2024. The decrease was partially offset by cash paid, net of cash acquired, of $112.2 million for the TCI acquisition during the nine months ended September 30, 2024. See Note (2) "Acquisitions" and Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Cash provided by financing activities decreased $124.1 million for the nine months ended September 30, 2024, as compared to the same period of the prior year. The decrease was primarily due to lower net borrowings of our debt during the current period of $154.9 million, partially offset by an increase of $32.1 million in proceeds related to our public underwritten offering of our common stock in May 2024 as compared to our public underwritten offering of our common stock in July 2023.

We paid cash dividends totaling $5.0 million or $0.30 per share during the nine months ending September 30, 2024. Pursuant to our credit agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

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

Disclosures About Market Risk

Interest Rate Risk

Our credit agreement provides available borrowing to us at variable interest rates. Our interest expense is impacted by the overall global economic and interest rate environment. Over the past several years, the inflationary environment has also resulted in central banks raising short-term interest rates. Accordingly, future interest rate changes could potentially put us at risk for a material adverse impact on future earnings and cash flows. To mitigate the risks associated with future interest rate movements we have employed interest rate hedges to fix the rate on a portion of our outstanding borrowings for various periods.

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

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which require us to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of our consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of

Business and Summary of Significant Accounting Policies" in our 2023 Annual Report on Form 10-K for further discussions of our significant accounting policies and estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024, from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Other than as disclosed below, there have been no material changes to the previously disclosed risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Form 10-K”). The risk factors disclosed in our 2023 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Kellstrom Aerospace Acquisition may not occur at all or may not occur in the expected time frame, which may negatively affect the trading price of our common stock and our future business and financial results.

No assurance can be provided that the Kellstrom Aerospace Acquisition will be completed in the manner and on the time frame currently anticipated, or at all. Completion of the Kellstrom Aerospace Acquisition is subject to the satisfaction or waiver of a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. If the Kellstrom Aerospace Acquisition is not completed, if there are significant delays in completing the Kellstrom Aerospace Acquisition or if the Kellstrom Aerospace Acquisition involves an unexpected amount of remedies required by regulatory authorities or the issuance of a higher amount of share consideration than anticipated, it could negatively affect the trading price of our common stock and our future business and financial results.

We may not realize the strategic benefits and cost synergies that are anticipated from the planned Kellstrom Acquisition.

The benefits that are expected to result from the Kellstrom Aerospace Acquisition will depend, in part, on our ability to consummate the Kellstrom Aerospace Acquisition within the anticipated time period, or at all, and to integrate and realize the anticipated cost synergies from the Kellstrom Aerospace Acquisition. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. Some members of our management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage the Company, service existing customers, attract new customers and develop new products or strategies. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations could suffer. We also cannot guarantee that the benefits and cost synergies that we currently expect to realize as a result of the Kellstrom Aerospace Acquisition will be achieved within our anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the integration of Kellstrom Aerospace, which may exceed expectations and offset certain anticipated benefits.

Item 2.        Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the period covered by this report.

Item 5.        Other Information

During the three months ended September 30, 2024, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.        Exhibits

(a) Exhibits
Exhibit 10.1	Executive Employment Agreement, dated as of August 15, 2024, by and between VSE Corporation and Adam Cohn (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 20, 2024).
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

VSE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSE CORPORATION

Date:	November 6, 2024	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Adam R. Cohn
Adam R. Cohn
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2024	By:	/s/ Tarang Sharma
Tarang Sharma
Chief Accounting Officer
(Principal Accounting Officer)