Form 10-K
period 2024-12-31
VSE CORP
filed 2025-03-03
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant's most recently completed second quarter) was approximately $1.4 billion based upon the closing price of $88.28 as reported on the NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of February 21, 2025: 20,600,674

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for the Annual Meeting of Stockholders expected to be held on May 8, 2025, which is expected to be filed with the Securities and Exchange Commission on or about March 24, 2025, have been incorporated herein by reference into Part III of this report.

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

PART I

ITEM 1. Business

History and Organization

VSE Corporation, through its subsidiaries (collectively, "VSE," the "Company," "we," "us," or "our"), is a leading provider of aftermarket distribution and maintenance, repair and overhaul ("MRO") services for air and land transportation assets for commercial and government markets. VSE was incorporated in Delaware in 1959.

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

Aviation

The Aviation segment is a leading provider of aftermarket parts distribution and MRO services for components and engine accessories supporting commercial, business and general aviation ("B&GA") operators. This business offers a range of services to a diversified global client base of commercial airlines, regional airlines, air cargo transporters, MRO integrators and providers, aviation manufacturers, corporate and private aircraft owners, and fixed-base operators ("FBOs"). Our Aviation segment accounted for 73%, 63%, and 61% of our consolidated revenues in 2024, 2023 and 2022, respectively.

Fleet

The Fleet segment specializes in parts distribution, engineering solutions, and mission critical supply chain management services supporting the medium and heavy-duty fleet market. Fleet segment operations are conducted under the brand Wheeler Fleet Solutions, which supports the United States Postal Service ("USPS") and commercial truck fleets with parts, sustainment solutions and managed inventory services. Our Fleet segment accounted for 27%, 37%, and 39% of our consolidated revenues in 2024, 2023 and 2022, respectively.

Federal and Defense

Prior to its sale, the Federal and Defense segment provided aftermarket refurbishment and sustainment services to extend and maintain the life cycle of military vehicles, ships and aircraft for the United States Department of Defense ("DoD"). In February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets ("FDS Sale"). We have reflected the results of operations for this business as discontinued operations for all periods presented. See Note (3) "Discontinued Operations" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for further information.

Products and Services

We provide a broad array of aftermarket parts distribution and service capabilities to support our clients’ aircraft and vehicle fleets. We focus on creating value by sustaining and extending the life and improving the performance of our client transportation assets through core offerings in parts supply and distribution, supply chain management, and MRO services.

We supply parts through our global distribution centers of excellence and provide MRO services from our strategically positioned repair facilities ensuring expedient delivery and turn-around of customers products enabling aircraft and fleet vehicles to return to service on time. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our business operations.

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

Human Capital Resources

Workforce Demographics

Our employees have a variety of specialized experience, training and skills that provide the expertise required to service our customers. As of December 31, 2024, we employed approximately 1,400 employees. Principal employee categories include (i) mechanics and vehicle, aircraft and equipment technicians, (ii) logisticians, (iii) finance, information technology, and human resources support personnel, (iv) warehouse and sales personnel, and (v) engineers.

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

Talent Acquisition, Retention and Development

We strive to attract, develop and retain top talent at all levels of the company. To support this objective, we seek to provide opportunities for professional development and career growth to recognize and reward our employees for their contributions and accomplishments.

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

Inclusion

We embrace and encourage inclusion and strive to build a culture and company environment supporting inclusivity. Our initiatives include our practices on employee engagement, and the development of a work environment built on the premise of inclusion. We are focused on creating a framework and action plan for inclusion related initiatives across the organization, regularly hosts roundtable discussions aimed at increasing awareness and promoting dialogue to encourage a culture that values inclusive behavior in our workplace.

We also support employee resource groups, which are voluntary, employee-led groups that are open to all employees and provide a forum for all employees to share experiences and support our company's initiatives. We firmly believe in the power of our employee resource groups to foster inclusivity in our workplace. These groups serve as platforms for employees from different backgrounds to connect, share experiences, and advocate for continuous improvement within our organization. We actively seek initiatives and participate in outreach programs to assist individuals who served in the U.S. Armed Forces. These efforts include an emphasis on hiring military veterans to enhance the quality of our workforce. In our continuous pursuit of creating a more inclusive and diverse workplace, we provide training programs to support these initiatives. The goal of this initiative is to increase awareness and promote cultural sensitivity among our employees.

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

Regulation and Supervision

Our businesses are subject to extensive regulation in the markets we serve. We work with numerous U.S. government agencies and entities, including but not limited to, the Federal Aviation Administration ("FAA") and the USPS. Similar government authorities and regulations exist in the other countries in which we do business.

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

General global industry and economic conditions that affect the aviation industry may also affect our business. We are subject to macroeconomic cycles, and when recessions occur, we may experience reduced orders, payment delays, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers. Further, the aviation industry has historically, from time to time, been subject to downward cycles which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk. Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, political unrest, war (including the ongoing Russia-Ukraine conflict and Middle East conflicts), disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price, and other competitive factors. These global industry and economic conditions may have a material adverse effect on our business, financial condition, and results of operations.

Global economic conditions and political factors could adversely affect our revenues.

Revenues for work performed in or products delivered to foreign countries are subject to economic conditions in these countries and to political risks posed by ongoing foreign conflicts, including the ongoing Russia-Ukraine conflict and Middle East conflicts, and potential terrorist activity. Significant domestic and political unrest in client countries can constrain our ability to maintain consistent staffing levels, resulting in a fluctuating level of services performed by our employees. We cannot predict when these conditions will occur or the effect it will have on our revenues. Regime changes in these countries can result in government restrictions upon the continuation of ongoing work. Economic conditions in both the United States and foreign countries, and global prices and availability of oil and other commodities could potentially have an adverse effect on the demand for some of our services, including our aviation services.

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

The aviation and vehicle parts industries are highly fragmented, have several highly visible leading companies, and are characterized by intense competition. Some of our original equipment manufacturer ("OEM") competitors have greater name recognition than VSE or our subsidiaries, as well as complementary lines of business and financial, marketing and other resources that we do not have. In addition, OEMs, aircraft maintenance providers, leasing companies and U.S. FAA certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition.

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

Our ability to provide efficient distribution of the products we sell to our customers is an integral component of our overall business strategy, both domestic and international. We do not maintain our own delivery networks, and instead rely on third‑party package delivery companies. We cannot guarantee that we will always be able to ensure access to preferred shipping and delivery companies or that these companies will continue to meet our needs or provide reasonable pricing terms. In addition, if the package delivery companies on which we rely experience delays resulting from inclement weather or other disruptions, we may be unable to maintain appropriate stock of inventory or deliver products to our customers on a timely basis, which may adversely affect our results of operations and financial condition.

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

As part of our business strategy, we make acquisitions and investments following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions involve estimates, assumptions, and judgments to determine acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding our analyses, due diligence processes, and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, we may be required to write down our carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of our common stock or the market as a whole could result in goodwill and/or purchased intangible asset impairment charges associated with our existing businesses.

As of December 31, 2024, goodwill and intangible assets, net of amortization, accounted for 28% and 11%, respectively, of our total assets. We test our goodwill for impairment annually in the fourth quarter or when evidence of potential impairment exists. We test acquired intangible assets for impairment whenever events or changes in circumstances indicate their carrying value may be impaired. The impairment tests are based on several factors requiring judgments. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets.

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

We may periodically divest or seek to divest certain businesses that are no longer a part of our ongoing strategic plan. A decision to divest or discontinue assets, businesses, or product lines may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effects on our results of operations and financial condition. In addition, we may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms in a timely manner and prospective buyers may have difficulty obtaining financing. These divestitures may require a significant investment of time and resources and may disrupt our business, distract management from other responsibilities, and may involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or may otherwise result in losses on disposal or continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which could adversely affect our financial results. We may not be successful in managing these or any other significant risks that we may encounter in divesting or discontinuing a business or product line, which could have a material adverse effect on our business.

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

Additionally, border tariffs and new trade deals, of which new border tariffs and trade deals may be introduced domestically as indicated by the new presidential administration, could have significant effects on our customers and, in turn, on our suppliers, which may impact our business.

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

Technology Risks

Technology and cybersecurity threats, risks, and incidents could potentially impact our financial results.

We face cybersecurity risk related to our computer systems and data, which may include unauthorized access, acts by computer hackers, computer viruses, malicious code, organized cybersecurity attacks and other security problems and system disruptions, including possible unauthorized access to our and our customers' information. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and data. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including that is software commonly used by companies in cloud-based services and bundled software. We also rely on third-parties to host certain enterprise systems and manage and host our data and that of our customers. Our ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If our systems, data, or any third party service that we use is unavailable to us for any reason, our customers may experience service interruptions, which could significantly impact our operations, reputation, business, and financial results. Lack of access to our data and that of our clients, or failure of our systems or those of our third-party service providers, may result in interruptions in our service, all of which may cause a loss in customers, refunds of product fees, and/or material harm to our reputation and operating results.

We maintain a cybersecurity risk management program to monitor and mitigate cybersecurity threats and an incident response plan for emerging threats. To date, costs associated with preventing or remediating information management security breaches or complying with related laws and regulations have not had a material adverse effect on our capital expenditures, earnings or competitive position. Additionally, we have obtained insurance that provides coverage for certain cybersecurity incidents. Despite these efforts, we can make no assurances that we will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cybersecurity incidents or other cybersecurity compromises, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of personal information, critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Additionally, sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our incident response plan, may be insufficient. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to our IT systems, data loss, litigation with third parties, theft of intellectual property, fines, customer attrition, diminution in the value of our investment in research and development, costs related to remediation or the payment of ransom, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm our operating results and financial condition.

Financial Risks

Our debt exposes us to certain risks.

As of December 31, 2024, we had $430 million of total debt outstanding (net of unamortized debt issuance costs). The amount of our existing debt, combined with our ability to incur significant amounts of debt in the future, could have important consequences, including:

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

Governance

Our Board of Directors ("Board") and Audit Committee have oversight responsibility for cybersecurity risks and incidents, including compliance with disclosure requirements, collaboration with law enforcement, and related effects on financial and other risks. Findings and recommendations are reported, as deemed appropriate, to the Board. Senior management including our Chief Information Security Officer ("CISO") engages in regular discussions with the Board regarding cybersecurity risks, trends, and any material incidents that may arise. Furthermore, the Board receives briefings on cybersecurity matters from the CISO on our cybersecurity and information security.

Our CISO has served in various roles in information technology and information security for over 20 years, with experience in technology risk management, cybersecurity, compliance, network engineering, information systems, and business resiliency. He is a Certified Information Systems Security Professional. Our CISO manages the Company's information security and oversees our data security personnel and our incident response and business continuity management programs to assess and manage the cybersecurity element of our risk management program, including policies, cybersecurity training, security operations and engineering, cyber threat detection and incident response. Our CISO promptly informs and updates the Board about any information regarding security incidents that may pose a significant risk to the Company.

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

ITEM 2. Properties

As of December 31, 2024, we owned or leased building space (including offices, warehouses, shops, and other facilities) at 33 locations. Our major operations are at the following locations:

Aviation - Doral, Miramar and Davie, Florida; Independence and Augusta, Kansas; Hebron, Kentucky; Phoenix, Arizona; Montebello and San Bernardino, California; Bloomfield, Connecticut; Roselle, Illinois; Lydney and Southend-on-Sea, United Kingdom; Shannon and Dublin, Ireland; and Norderstedt, Germany
Fleet - Somerset, Pennsylvania; Olive Branch, Mississippi; and Grand Prairie, Texas

The following is a summary of the square footage of our floor space as of December 31, 2024 (in thousands):

	Owned	Leased	Total
Aviation Segment	91	990	1,081
Fleet Segment	271	572	843
Corporate (1)	—	4	4
Total	362	1,566	1,928
(1) Represents the square footage of our corporate offices in Vienna, Virginia. Our corporate headquarters in Miramar, Florida is shared with our Aviation segment and the square footage is included under the Aviation segment Leased square footage caption.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VSE common stock, par value $0.05 per share, is traded on the NASDAQ Global Select Market ("NASDAQ"), trading symbol, "VSEC."

Common Stock - Dividend Paid Per Share

	Dividend Paid Per Share
Quarter Ended	2024	2023
March 31	$0.10	$0.10
June 30	$0.10	$0.10
September 30	$0.10	$0.10
December 31	$0.10	$0.10
For the Year	$0.40	$0.40

Holders

As of February 3, 2025, VSE common stock, par value $0.05 per share, was held by approximately 196 stockholders of record. The number of stockholders of record is not representative of the number of beneficial holders because many of VSE's shares are held by depositories, brokers or nominees.

Dividends

Pursuant to our credit agreement, as discussed in Note (7) "Debt" to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, the payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Certain Sales and Repurchases of VSE Common Stock

During the fiscal year covered by this Form 10-K, we acquired Turbine Controls, Inc. ("TCI") on April 24, 2024 and Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace") on December 3, 2024. The purchase price of these acquisitions consisted of a combination of cash consideration and in-kind payment in the form of shares of the Company's common stock (127,268 shares and 172,414 shares were issued in connection with the acquisition of TCI and Kellstrom Aerospace, respectively). The common stock issued in connection with both acquisitions was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) and Rule 506(b) of Regulation D thereunder, as transactions by an issuer not involving any public offering. See Note (2) "Acquisitions" for further information.

During the fiscal year covered by this Form 10-K, no purchases of equity securities of VSE were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Rule 10b-18 (a)(3) under the Exchange Act) other than 34,233 shares of our common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Equity Compensation Plan Information

We have two compensation plans approved by our stockholders under which our equity securities are authorized for issuance to employees and directors: the 2006 Plan, and the VSE Corporation 2021 Employee Stock Purchase Plan ("ESPP"). The following table sets forth the amounts of securities authorized for issuance under the 2006 Plan and the ESPP as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	229,617	$43.59	649,202
Equity compensation plans not approved by security holders	—	$—	—
Total	229,617	$43.59	649,202

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

The graph assumes an initial investment of $100 on 12/31/19 and that all dividends have been reinvested. The comparisons are not intended to be indicative of future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among VSE Corporation, The NASDAQ Composite Index, and Peer Groups

300
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
VSE
NASDAQ Composite
S&P Aerospace & Defense

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Performance Graph Table

	2019	2020	2021	2022	2023	2024
VSE	100.00	102.53	163.58	127.02	176.39	260.93
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
S&P Aerospace & Defense	100.00	83.94	95.03	111.54	119.09	136.24

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The following generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for fiscal year ended December 31, 2023, filed with the SEC on March 8, 2024.

Business Overview

VSE Corporation, through its subsidiaries (collectively, "VSE," the "Company," "we," "us," or "our"), is a leading provider of aftermarket distribution and maintenance, repair and overhaul ("MRO") services for air and land transportation assets for commercial and government markets. Our operations are conducted within two reportable segments aligned with our operating segments: Aviation and Fleet.

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

Sale of Fleet Segment

In February 2025, we entered into an agreement to sell the Fleet segment. See Note (19) "Subsequent Event" for further information.

2024 Acquisitions

In April 2024, we completed the acquisition of Turbine Controls, Inc. ("TCI"), a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications.

In December 2024, we completed the acquisition of Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace"), a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket.

See Note (2) "Acquisitions" to the consolidated financial statements for further information.

Underwritten Public Offerings

In May 2024, we initiated a public offering of the Company's common stock relating to the issuance and sale of 2,429,577 shares at a public offering price of $71.00 per share. The offering closed in two transactions, and net proceeds of $162.0 million were received by the Company, which were used to repay outstanding borrowings under our revolving credit facility, including amounts borrowed to pay the purchase price of the TCI acquisition and for general corporate purposes.

In October 2024, we initiated a public offering of the Company's common stock relating to the issuance and sale of 1,982,757 shares at a public offering price of $87.00 per share. The offering closed on October 17, 2024, and net proceeds of $163.8 million were received by the Company, which were used to finance a portion of the cash consideration for the Kellstrom Aerospace acquisition and repay outstanding borrowings under our revolving facility.

See Note (15) "Capital Stock" to the consolidated financial statements for further information.

Business Trends

The following discussion provides a brief description of some of the key business factors impacting our results of operations detailed by segment.

Aviation Segment

Our strong program execution of new and existing distribution awards, our expanded portfolio of MRO capabilities and contributions from recent acquisitions resulted in record revenue of $786 million for the year ended December 31, 2024, a 45% increase year-over-year. Distribution and repair revenue increased 27% and 86%, respectively, during the year ended December 31, 2024, compared to the same period in the prior year. Growth of our distribution business was driven by strong execution of new and existing programs, and contributions from recent acquisitions. Our repair business's growth was driven by the expansion of new repair capabilities, market share gains in the commercial and business and general aviation ("B&GA") markets, improved throughput across our MRO facilities, and contributions from the TCI acquisition. In 2024, we ramped up several multi-year distribution and repair programs for both domestic and new international markets, including an expansion of our flagship distribution agreement with Pratt & Whitney Canada supporting Europe, the Middle East, and Africa. These new programs are expected to drive sustainable and recurring revenue with growth opportunities, contributing to future positive results.

Investments in the Aviation segment are focused on businesses and programs that broaden our portfolio of products, expand our repair capabilities and reach new customers and geographies. The April 2024 acquisition of TCI strengthens our position in the commercial aviation engine MRO aftermarket, while providing additional opportunities for organic growth. The December 2024 acquisition of Kellstrom Aerospace improves our position in the commercial aviation engine aftermarket, expands our aftermarket product and capability offerings, and broadens our global footprint. The Aviation segment is expected to see continued growth due to progress on new and existing programs, an expansion of repair capabilities, and synergies from recent acquisitions.

Fleet Segment

Our Fleet segment continues to see growth in revenue from commercial fleet customers and e-commerce fulfillment, as the segment moves towards revenue diversification. Fleet is executing its revenue diversification strategy by continuing to scale our Olive Branch, MS, e-commerce fulfillment distribution facility, acquiring new customers, and expanding product options for our commercial business. Commercial customer revenue continues to experience strong growth, increasing 18% in 2024 compared to the prior year. We anticipate continued growth as we extend our reach to meet the increasing demand from the commercial market. In 2024, commercial revenues were 61% of total Fleet segment revenue compared to 48% in 2023, demonstrating the continued success of our revenue diversification strategy. The United States Postal Services ("USPS") revenue in 2024 decreased 30%, as compared to the prior year. During 2024, USPS elected to migrate all of their vehicle maintenance facilities ("VMFs") to a new Fleet Management Information System ("FMIS"), resulting in a temporary decline in maintenance activity. The transition to the new FMIS was completed in the third quarter of 2024. As of the fourth quarter of 2024, maintenance activity has begun to improve, which has resulted in increased demand for our parts. We remain committed to supporting the USPS as they emerge from their FMIS conversion.

Results of Operations

The following table summarizes our consolidated results of operations (in thousands):

	Years ended December 31,
	2024	2023	Change ($)	Change (%)
Revenues	$1,080,132	$860,488	$219,644	26%
Costs and operating expenses	998,713	772,492	226,221	29%
Operating income	81,419	87,996	(6,577)	(7)%
Interest expense, net	34,939	31,083	3,856	12%
Income from continuing operations before income taxes	46,480	56,913	(10,433)	(18)%
Provision for income taxes	9,982	13,761	(3,779)	(27)%
Net income from continuing operations	$36,498	$43,152	$(6,654)	(15)%

Revenues. Revenues increased $219.6 million, or 26%, in 2024 compared to 2023 due to revenue growth in our Aviation segment of $242.2 million, partially offset by a decline in our Fleet segment of $22.6 million. See "Segment Operating Results" section below for further discussion of revenues by segment.

Costs and Operating Expenses. Costs and operating expenses increased $226.2 million, or 29%, in 2024 compared to 2023. Costs and operating expenses for our operating segments increase and decrease in conjunction with the level of business activity and revenues generated by each segment. See "Segment Operating Results" section below for further discussion of costs and operating expenses by segment.

Operating Income. Operating income decreased $6.6 million, or 7%, in 2024 compared to 2023 primarily attributable to an increase in corporate costs, including net lease abandonment and termination charges of $12.2 million, corporate restructuring charges of $4.2 million, and acquisition-related expenses incurred in connection with current year acquisitions, and a decrease in operating income for our Fleet segment of $14.2 million. These operating income decreases were partially offset by an increase of $30.2 million for our Aviation segment. See "Segment Operating Results" section below for further discussion of operating income by segment.

Interest Expense. Interest expense increased approximately $3.9 million, or 12% in 2024 compared to 2023 primarily due to an increase in our average debt facility borrowings during the current period.

Provision for Income Taxes. The effective tax rate for continued operations was 21.5% in 2024 compared to 24.2% in 2023. The decrease in our effective tax rate primarily resulted from a favorable excess stock tax deduction and lower pre-tax book income in 2024.

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

Segment Operating Results

Aviation Segment Results

The results of operations for our Aviation segment were as follows (in thousands):

	Years ended December 31,
	2024	2023	Change ($)	Change (%)
Revenues	$786,256	$544,020	$242,236	45%
Costs and operating expenses	684,869	472,852	212,017	45%
Operating income	$101,387	$71,168	$30,219	42%

Profit percentage	12.9%	13.1%

Revenues. Revenues increased $242.2 million, or 45%, in 2024 compared to 2023. Distribution revenue increased $106.3 million, or 27%, driven by strong program execution on new and existing distribution programs and contributions from the acquisitions of Desser Aerospace (July 2023) and Kellstrom Aerospace (December 2024). Repair revenue increased $135.9 million, or 86%, driven by an expansion of repair capabilities, improved end market demand, share gains with commercial and B&GA customers, and contributions from the acquisition of TCI (April 2024).

Costs and Operating Expenses. Costs and operating expenses increased $212.0 million, or 45%, in 2024 compared to 2023 primarily due to increased revenues as discussed above. In addition, costs and operating expenses for this segment included expenses for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets increased $5.9 million in 2024 to $17.6 million from $11.7 million in 2023 driven by newly acquired intangibles in connection with acquisitions completed in the current year. Expense for allocated corporate costs was $18.5 million for 2024 as compared to $12.9 million for 2023.

Operating Income. Operating income increased $30.2 million, or 42%, in 2024 compared to 2023 primarily due to revenue growth and a favorable shift in sales mix and pricing, partially offset by an increase in intangible amortization and allocated corporate costs.

Fleet Segment Results

The results of operations for our Fleet segment were as follows (in thousands):

	Years ended December 31,
	2024	2023	Change ($)	Change (%)
Revenues	$293,876	$316,468	$(22,592)	(7)%
Costs and operating expenses	276,858	285,211	(8,353)	(3)%
Operating income	$17,018	$31,257	$(14,239)	(46)%

Profit percentage	5.8%	9.9%

Revenues. Revenues decreased $22.6 million, or 7%, in 2024 compared to 2023. The decrease was primarily driven by a decline in revenues from other government customers of $50.1 million, or 30%, partially offset by an increase in revenues from commercial customers of $27.7 million, or 18%. Revenues from other government customers decreased primarily due to lower maintenance activity within the USPS vehicle fleet program driven by USPS' transition to a new FMIS. Commercial customer revenue growth was driven by our commercial fleet and e-commerce fulfillment business.

Costs and Operating Expenses. Costs and operating expenses decreased $8.4 million, or 3%, primarily due to decreased revenues. In addition, costs and operating expenses for this segment included expense for amortization of intangible assets associated with acquisitions and allocated corporate costs. Expense for amortization of intangible assets decreased $2.5 million in 2024 to $0.1 million from $2.6 million in 2023 driven by substantially all intangibles becoming fully amortized during the prior year. Expense for allocated corporate costs was $7.2 million for 2024 as compared to $7.8 million for 2023.

Operating Income. Operating income decreased $14.2 million, or 46%, in 2024 compared to 2023, primarily driven by a shift in sales mix, the result of decreased revenues from our USPS vehicle fleet program, partially offset by decreased amortization expense and allocated corporate costs.

Financial Condition

There has been no material adverse change in our financial condition in 2024. Our outstanding borrowings under our term loan and revolving facility decreased $0.5 million, and we had $194 million of unused commitments under the credit agreement as of December 31, 2024. In May and October 2024, we completed underwritten public offerings of the Company's common stock, generating proceeds, net of issuance costs, of $162.0 million and $163.8 million, respectively. Changes to other asset and liability accounts were primarily due to our earnings; our level of business activity; the timing and level of inventory purchases to support new distribution programs, and vendor payments required to perform our work; and collections from our customers.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows (in thousands):

	For the years ended December 31,
	2024	2023
Net cash used in operating activities	$(31,037)	$(21,829)
Net cash used in investing activities	(263,669)	(235,690)
Net cash provided by financing activities	315,806	264,971
Net increase in cash and cash equivalents	$21,100	$7,452

Cash used in operating activities increased $9.2 million in 2024 compared to 2023 primarily due to the working capital impact of the FDS Sale and related expenses incurred.

Cash used in investing activities increased $28.0 million in 2024 compared to 2023 primarily due to an increase of $64.5 million in net cash paid for acquisitions completed in the current period as discussed in Note (2) "Acquisitions" to the consolidated financial statements, partially offset by cash provided of $40.2 million related to the FDS sale as discussed in Note (3) "Discontinued Operations" to the consolidated financial statements.

Cash provided by financing activities increased $50.8 million in 2024 compared to 2023 primarily due to an increase of $196.0 million in proceeds related to our public underwritten offerings of our common stock in the current period as compared to the prior year, partially offset by a decrease in net borrowings of our debt during the current period of $144.9 million.

We paid cash dividends totaling approximately $7.1 million, or $0.40 per share, in 2024. Pursuant to our credit agreement, our payment of cash dividends is subject to annual restrictions. We have paid cash dividends each year since 1973.

Liquidity

Our internal sources of liquidity are primarily from operating activities, specifically from changes in our level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in these operating activities can affect our liquidity. Our inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Our accounts receivable and accounts payable levels can be affected by changes in the level of work we perform and by the timing of large purchases. In addition to operating cash flows, other significant factors that affect our overall management of liquidity include capital expenditures; investments in expansion; improvement and maintenance of our operational and administrative facilities; and investments in the acquisition of businesses.

Our primary source of external financing is our credit agreement. Our credit agreement is with a bank group and includes a term loan and revolving facility, with an aggregate maximum borrowing capacity under our revolving facility of $350.0 million. Under the credit agreement we may elect to increase the maximum availability of the term loan, the revolving facility, or a combination of both, subject to customary lender commitment approvals. The aggregate limit of increases is $25.0 million.

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

Other Obligations and Commitments

See Note (7) "Debt" to our Consolidated Financial Statements for information regarding our long-term debt obligations. We estimate cash requirements for interest payments on our debt facilities to be approximately $30.1 million for 2025 and $24.2 million for 2026. The estimates do not take into account future draw downs and repayments on the debt or changes in the variable interest rate, and actual interest may be different. The estimates included variable rate interest obligations estimated based on rates as of December 31, 2024. The interest payments are estimated through the maturity date of our term loan. Interest payments under our revolving facility have been excluded because a reasonable estimate of timing and amount of cash out flows cannot be determined.

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

We have applied the practical expedient for our parts sales and MRO services to exclude the amount of remaining performance obligations for contracts with an original expected term of one year or less.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories for our Aviation segment consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage and handling costs. Inventories for our Fleet segment consist primarily of vehicle replacement parts, and also include related purchasing, storage and handling costs. We periodically evaluate the carrying value of inventory, considering factors such as its physical condition, sales patterns and demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based on future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

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

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. We recognize purchased intangible assets in connection with our business acquisitions at fair value on the acquisition date. We evaluate goodwill for our reporting units for impairment at least annually on the first day of the fourth quarter, or whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. When testing goodwill for impairment, we may initially qualitatively assess whether it is necessary to perform a quantitative goodwill impairment test, which is only required if we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we considered the totality of all relevant events and circumstances that affect the fair value or carrying amount of a reporting unit in accordance with ASC 350-20-35-3C. In the event we deem a quantitative impairment test necessary, we estimate and compare the fair value of each reporting unit to its respective carrying value including goodwill. We estimate the fair value of our reporting units using a weighting of fair values derived from the income approach and market approach. The analysis relies on significant judgements and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies. Based on the annual goodwill impairment test performed during the fourth quarter of 2024, our qualitative impairment test determined that it was more likely than not that each reporting unit's fair value exceeded its carrying value.

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

Recent Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note (1) "Nature of Business and Summary of Significant Accounting Policies" to our Consolidated Financial Statements included below in Item 8 of this annual report on Form 10-K for additional information.

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

A hypothetical 1% increase to interest rates would have increased interest expense by approximately $4.6 million and would have decreased our net income and operating cash flows by a comparable amount.

For additional information related to our debt and interest rate swap agreements, see Note (7) and Note (8), respectively, to our Consolidated Financial Statements contained in this report.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
VSE Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of the write-down of slow moving inventory at certain locations within the Aviation segment
As described further in note 1 to the consolidated financial statements, the Company records inventory within its Aviation Segment at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory which requires the write-down of slow-moving inventory for excess or obsolescence based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the recovery rates applied to slow moving inventory. Changes in these assumptions could have a significant impact on the valuation of the inventory for the Aviation Segment.

The principal considerations for our determination that the assessment of the write-down of slow moving inventory at certain locations within the Aviation Segment are the magnitude of the inventory balance and that the inputs and assumptions used in determining the write-down are subject to significant management judgement. The inputs and assumptions used in determining the write-down of slow-moving inventory includes the recovery rates applied to slow moving inventory, the identification of specific inventories associated with aircraft with declining usage trends and the impact of exclusive distribution agreements. The assessment of these inputs required a high degree of auditor judgement in evaluating the recovery rates for slow moving inventory.

Our audit procedures related to the write-down of slow moving inventories at certain locations, within the Aviation Segment, included the following, among others.

•We tested the design and operating effectiveness of controls relating to the Company’s inventory process, including controls over the Company’s evaluation of the impact on the estimate of net realizable value based on the number of days transpiring from the date the inventory was originally received, sales of the inventory, specific inventories identified to relate to aircraft with declining usage and the approval and evaluation of distribution agreements.
•We assessed the recovery rates applied to slow moving inventory.
•We assessed the identification of specific inventory with declining usage trends by evaluating external industry information.
•We conducted sensitivity analysis around the reserve assumptions applied to aged inventory.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Charlotte, North Carolina
March 3, 2025

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$29,030	$7,768
Receivables, net	197,563	127,958
Contract assets	29,960	8,049
Inventories	576,318	500,864
Prepaid expenses and other current assets	41,956	36,389
Current assets held-for-sale	—	93,002
Total current assets	874,827	774,030
Property and equipment, net	85,586	58,076
Intangible assets, net	197,281	114,130
Goodwill	491,453	351,781
Operating lease right-of-use assets	53,326	28,684
Other assets	32,147	23,637
Total assets	$1,734,620	$1,350,338
Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$30,000	$22,500
Accounts payable	187,590	173,036
Accrued expenses and other current liabilities	62,195	36,383
Dividends payable	2,059	1,576
Current liabilities held-for-sale	—	53,391
Total current liabilities	281,844	286,886
Long-term debt, less current portion	400,173	406,844
Deferred compensation	7,262	7,939
Long-term operating lease obligations	48,144	24,959
Deferred tax liabilities	—	6,985
Other long-term liabilities	9,011	—
Total liabilities	746,434	733,613
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 20,590,496 and 15,756,918 respectively	1,030	788
Additional paid-in capital	591,600	229,103
Retained earnings	392,484	384,702
Accumulated other comprehensive income	3,072	2,132
Total stockholders' equity	988,186	616,725
Total liabilities and stockholders' equity	$1,734,620	$1,350,338

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	For the years ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Revenues:
Products	$776,676	$693,035	$554,010
Services	303,456	167,453	115,438
Total revenues	1,080,132	860,488	669,448

Costs and operating expenses:
Products	675,015	605,682	495,965
Services	279,168	144,813	100,509
Selling, general and administrative expenses	14,576	7,619	3,635
Lease abandonment and termination costs	12,205	—	—
Amortization of intangible assets	17,749	14,378	15,735
Total costs and operating expenses	998,713	772,492	615,844
Operating income	81,419	87,996	53,604

Interest expense, net	34,939	31,083	17,893
Income from continuing operations before income taxes	46,480	56,913	35,711
Provision for income taxes	9,982	13,761	9,052
Net income from continuing operations	36,498	43,152	26,659
(Loss) income from discontinued operations, net of tax	(21,174)	(4,018)	1,400
Net income	$15,324	$39,134	$28,059

Earnings (loss) per share:
Basic
Continuing operations	$2.04	$3.05	$2.09
Discontinued operations	(1.18)	(0.28)	0.11
	$0.86	$2.77	$2.20
Diluted
Continuing operations	$2.03	$3.04	$2.08
Discontinued operations	(1.18)	(0.28)	0.11
	$0.85	$2.76	$2.19

Weighted average shares outstanding:
Basic	17,878,608	14,130,334	12,780,117
Diluted	17,975,295	14,184,729	12,827,894

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2024	2023	2022
(in thousands)
Net income	$15,324	$39,134	$28,059
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements, net of tax	940	(2,836)	5,144
Total other comprehensive income (loss), net of tax	940	(2,836)	5,144
Comprehensive income	$16,264	$36,298	$33,203

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
(in thousands)	Shares	Amount
Balance at December 31, 2021	12,727	$636	$88,515	$328,358	$(176)	$417,333
Net income	—	—	—	28,059	—	28,059
Stock-based compensation	90	5	4,105	—	—	4,110
Other comprehensive income, net of tax	—	—	—	—	5,144	5,144
Dividends declared ($0.40 per share)	—	—	—	(5,120)	—	(5,120)
Balance at December 31, 2022	12,817	641	92,620	351,297	4,968	449,526
Net income	—	—	—	39,134	—	39,134
Issuance of common stock	2,846	142	128,968	—	—	129,110
Stock-based compensation	94	5	7,515	—	—	7,520
Other comprehensive loss, net of tax	—	—	—	—	(2,836)	(2,836)
Dividends declared ($0.40 per share)	—	—	—	(5,729)	—	(5,729)
Balance at December 31, 2023	15,757	788	229,103	384,702	2,132	616,725
Net income	—	—	—	15,324	—	15,324
Issuance of common stock	4,412	221	324,960	—	—	325,181
Stock issuance in connection with acquisitions	300	15	30,252			30,267
Stock-based compensation	122	6	7,285	—	—	7,291
Other comprehensive income, net of tax	—	—	—	—	940	940
Dividends declared ($0.40 per share)	—	—	—	(7,542)	—	(7,542)
Balance at December 31, 2024	20,591	$1,030	$591,600	$392,484	$3,072	$988,186

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2024	2023	2022
	(a)	(a)	(a)
Cash flows from operating activities:
Net income	$15,324	$39,134	$28,059
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,762	23,416	24,602
Amortization of debt issuance costs	1,330	1,544	968
Deferred taxes	(9,996)	(1,979)	(1,139)
Stock-based compensation	8,315	7,738	4,465
Specific provision for inventory	—	742	1,094
Impairment and loss on sale of business segment	19,403	—	—
Loss on sale of property and equipment	479	—	122
Lease abandonment and termination costs	12,205	—	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(40,239)	(25,923)	(26,606)
Contract assets	7,781	5,148	(6,425)
Inventories	(31,668)	(87,529)	(59,099)
Prepaid expenses and other current assets and other assets	(6,685)	(3,191)	2,563
Operating lease assets and liabilities, net	(10,247)	(390)	(486)
Accounts payable and deferred compensation	(31,756)	23,913	36,193
Accrued expenses and other current and noncurrent liabilities	5,955	(4,452)	3,740
Net cash (used in) provided by operating activities	(31,037)	(21,829)	8,051
Cash flows from investing activities:
Purchases of property and equipment	(20,704)	(18,666)	(11,212)
Proceeds from the sale of business segment	40,157	—	—
Proceeds from payments on notes receivable	—	1,557	8,835
Cash paid for acquisitions, net of cash acquired	(283,122)	(218,581)	—
Net cash used in investing activities	(263,669)	(235,690)	(2,377)
Cash flows from financing activities:
Borrowings on bank credit facilities	739,236	844,262	520,223
Repayments on bank credit facilities	(739,736)	(699,872)	(518,347)
Proceeds from issuance of common stock	325,999	130,020	899
Earn-out obligation payments	—	—	(1,250)
Payment of debt financing costs	—	(2,890)	(1,113)
Payment of taxes for equity transactions	(2,633)	(1,113)	(1,015)
Dividends paid	(7,060)	(5,436)	(5,111)
Net cash provided by (used in) financing activities	315,806	264,971	(5,714)
Net increase (decrease) in cash and cash equivalents	21,100	7,452	(40)
Cash and cash equivalents, beginning of period	7,930	478	518
Cash and cash equivalents, end of period	$29,030	$7,930	$478

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,076	$35,039	$16,423
Cash paid for income taxes	$12,230	$13,944	$10,332

(a) The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

The accompanying notes are an integral part of these financial statements

VSE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Nature of Business and Summary of Significant Accounting Policies

Nature of Business

VSE is a diversified aftermarket products and services company serving commercial and government markets. Our operations include aircraft and airframe parts supply and distribution, supply chain and inventory management services; MRO services of aircraft components and engine accessories; vehicle fleet sustainment programs; and vehicle fleet parts supply and distribution. We operate in two reportable segments aligned with our operating segments: Aviation and Fleet.

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements may include, but are not limited to, fair value measurements, inventory provisions, collectability of receivables, valuation allowances on deferred tax assets, fair value of goodwill and other intangible assets and contingencies.

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	For the years ended December 31,
	2024	2023	2022
Basic weighted average common shares outstanding	17,878,608	14,130,334	12,780,117
Effect of dilutive shares	96,687	54,395	47,777
Diluted weighted average common shares outstanding	17,975,295	14,184,729	12,827,894

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on our consolidated balance sheets approximate fair value. Although certain cash balances exceed insurance limits of the Federal Deposit Insurance Corporation, we do not limit our credit exposure to any one financial institution and utilize financial institutions with high credit quality.

As of December 31, 2024, we held approximately $5.9 million of cash in foreign bank accounts, primarily in connection with our acquisitions of Desser Holding Company, LLC ("Desser Aerospace") and Kellstrom Aerospace. Refer to Note (2) "Acquisitions," for details regarding our acquisitions.

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

Receivables and Contract Balances

Receivables are recorded at amounts earned less an allowance. We review our receivables regularly to determine if there are any potentially uncollectible accounts.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Contract assets are classified as current based on our contract operating cycle. Contract liabilities include customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities in our consolidated balance sheets.

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

Inventories

Inventories are stated at the lower of cost or net realizable value using the FIFO method. Inventories consist primarily of finished goods replacement parts for our Fleet and Aviation segments, and also include related purchasing, storage, and handling costs. Inventories for our Aviation segment consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage, and handling costs.

We periodically evaluate the carrying value of inventory, considering factors such as its physical condition, sales patterns and demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Deferred Compensation Plans

We provide for certain key management employees to be incentivized and rewarded based on overall company performance through the VSE Corporation Deferred Supplemental Compensation Plan (the "DSC Plan"). We recognized DSC Plan expenses of $0.3 million, $0.4 million, and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We invest in corporate owned life insurance ("COLI") products and in mutual funds that are held in a Rabbi Trust to fund the DSC Plan obligations. The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value. The DSC Plan assets are included in other assets on the accompanying consolidated balance sheets. Our DSC Plan assets were $12.0 million and $11.0 million as of December 31, 2024 and December 31, 2023, respectively. Gains and losses recognized on the changes in fair value of the investments are recorded as selling, general and administrative expenses on the accompanying consolidated statements of income. We recorded net gains of $0.6 million for the years ended December 31, 2024 and 2023 and $22 thousand for the year ended December 31, 2022.

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

When testing goodwill for impairment, we may initially qualitatively assess whether it is necessary to perform a quantitative goodwill impairment test, which is only required if we conclude that it is more likely than not that a reporting unit's fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we considered the totality of all relevant events and circumstances that affect the fair value or carrying amount of a reporting unit in accordance with ASC 350-20-35-3C. In the event we deem a quantitative impairment test necessary, we estimate and compare the fair value of each reporting unit to its respective carrying value including goodwill. The fair value of our reporting units is determined using a combination of the income approach and the market approach, which involves the use of estimates and assumptions, including projected future operating results and cash flows, the cost of capital, and financial measures derived from observable market data of comparable public companies. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value.

Impairment of Long-Lived Assets

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. We adopted the standard in the fourth quarter of 2024 and applied the disclosure retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not have an impact on our consolidated financial position, results of operations or cash flows. See Note (14) "Business Segments and Customer Information" for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure impact of this ASU, however, the standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2024-03 may have on our consolidated financial statements and disclosures.

(2) Acquisitions

Fiscal 2024

Turbine Controls, Inc.

On April 24, 2024, we completed the acquisition of TCI for a total consideration of $122.4 million, consisting of net cash consideration of $112.4 million, which included $1.5 million as a net working capital adjustment, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $10.0 million. The purchase price of this acquisition was funded by borrowings under our revolving credit facility. TCI is a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition presents an opportunity for VSE's Aviation segment to accelerate its MRO strategy, including expanding our repair capability offerings and adding several new OEM relationships.

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

During the year ended December 31, 2024, we adjusted the purchase price allocation as a result of working capital and measurement period adjustments. The adjustments were recorded as a result of new information obtained about facts and circumstances that existed as of the acquisition date and resulted in immaterial impacts to accrued expense and other current liabilities, goodwill, and cash consideration, net of cash acquired.

The adjusted preliminary purchase price allocation is as follows (in thousands):

Receivables	$9,122
Contract assets	16,193
Inventories	5,512
Prepaid expenses and other current assets	570
Other assets	214
Property and equipment, net	6,434
Intangible asset - customer related	59,000
Goodwill	40,201
Operating lease right-of-use assets	7,832
Total assets acquired	145,078
Accounts payable	(9,764)
Accrued expense and other current liabilities	(5,624)
Long-term operating lease obligations	(7,339)
Total liabilities assumed	(22,727)
Net assets acquired, excluding cash	$122,351

Cash consideration, net of cash acquired	$112,351
VSE common stock, at fair value	10,000
Total	$122,351

Goodwill resulting from the acquisition of TCI reflects the strategic advantage of expanding our MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a useful life of 10 years.

The operating results of TCI were included in our consolidated results of operations from the date of acquisition. Our consolidated revenues and operating income for the year ended December 31, 2024 include $84.4 million and $7.1 million, respectively, from the acquisition of TCI. Operating income does not include the impact of acquisition-related expenses incurred by VSE Corporation. Acquisition-related expenses related to the TCI acquisition totaled $2.2 million for the year ended December 31, 2024, and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for TCI and VSE Corporation for the years ended December 31, 2024, and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the years ended December 31,
	2024	2023
Revenue	$1,111,915	$949,019
Income from continuing operations	$37,226	$38,981

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

Kellstrom Aerospace Group, Inc.

On December 3, 2024, we completed the acquisition of Kellstrom Aerospace for a total consideration of approximately $191.0 million, subject to post-closing adjustments, consisting of net cash consideration of $170.8 million and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $20.3 million. The purchase price of this acquisition was funded by our October 2024 underwritten public offering and borrowings under our revolving credit facility. Kellstrom Aerospace is a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket. The acquisition provides an opportunity to improve our position in the commercial aviation aftermarket by expanding product and capability offerings both domestically and internationally, including our participation in aircraft engine maintenance events.

The purchase price for Kellstrom Aerospace was allocated on a preliminary basis, among assets acquired, and liabilities assumed, at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired, and liabilities assumed, were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. We have not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital and income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until we obtain final information regarding their fair values, which could potentially result in changes to the Kellstrom Aerospace opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

The preliminary purchase price is as follows (in thousands):

Receivables	$27,379
Contract assets	2,925
Inventories	37,686
Prepaid expenses and other current assets	2,723
Property and equipment, net	10,301
Intangible asset - customer related	41,900
Goodwill	100,711
Operating lease right-of-use assets	10,793
Total assets acquired	234,418
Accounts payable	(27,750)
Accrued expense and other current liabilities	(6,096)
Deferred tax liabilities	(201)
Long-term operating lease obligations	(9,348)
Total liabilities assumed	(43,395)
Net assets acquired, excluding cash	$191,023

Cash consideration, net of cash acquired	$170,756
VSE common stock, at fair value	20,267
Total	$191,023

Goodwill resulting from the acquisition reflects the strategic advantage of growing our distribution and MRO capabilities in the commercial aerospace aftermarket. The value attributed to goodwill and customer relationships is not deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a useful life of 8 years.

The operating results of Kellstrom Aerospace were included in our consolidated results of operations from the date of acquisition. Our consolidated revenues and operating income for the year ended December 31, 2024 include $17.0 million and $1.2 million, respectively, from the acquisition of Kellstrom Aerospace. Kellstrom Aerospace's operating income does not include the impact of acquisition-related expenses incurred by VSE Corporation. Acquisition-related expenses related to the

Kellstrom Aerospace acquisition totaled $2.7 million for the year ended December 31, 2024, and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Kellstrom Aerospace and VSE Corporation for the years ended December 31, 2024, and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the years ended December 31,
	2024	2023
Revenue	$1,244,344	$1,021,260
Income from continuing operations	$45,241	$48,528

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Kellstrom Aerospace as though it had occurred on January 1, 2023 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; and acquisition and other transaction costs. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

Fiscal 2023

Precision Fuel Components, LLC ("Precision Fuel")

On February 1, 2023, our Aviation segment acquired Precision Fuel Components, LLC for a purchase price of $11.7 million. Precision Fuel's operating results are included in our Aviation segment beginning on the acquisition date. The acquisition was not material to our consolidated financial statements.

During the year ended December 31, 2023, we incurred $0.2 million of acquisition-related expenses related to the acquisition of Precision Fuel, which are included in selling, general and administrative expenses.

Desser Holding Company, LLC

On July 3, 2023, we completed the acquisition of Desser Aerospace, a global aftermarket solutions provider of specialty distribution and MRO services. We purchased Desser Aerospace for cash consideration of $131.5 million. Concurrent with the closing of the transaction, we immediately sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for a cash consideration of $31.8 million.

During the year ended December 31, 2024, we adjusted the purchase price allocation as a result of certain measurement period adjustments to acquired assets and liabilities assumed due to updated valuation reports received from our external valuation specialist, revisions to internal estimates, and new information obtained about facts and circumstances that existed as of the acquisition date. The measurement period adjustments included: a decrease in deferred tax liabilities of $1.6 million and an increase in inventories of $0.1 million. These adjustments resulted in a decrease to goodwill of $1.7 million.

We completed the purchase accounting valuation for Desser Aerospace during the second quarter of 2024. The final purchase price is as follows (in thousands):

Receivables	$7,383
Inventories	31,228
Prepaid expenses and other current assets	515
Property and equipment	2,527
Intangible assets	21,950
Goodwill	53,942
Operating lease right-of-use-assets	6,679
Total assets acquired	124,224
Accounts payable	(10,128)
Accrued expenses and other current liabilities	(5,793)
Long-term operating lease obligations	(5,937)
Deferred tax liabilities	(2,666)
Total liabilities assumed	(24,524)
Net assets acquired, excluding cash	$99,700

Cash consideration, net of cash acquired	$101,870
Post-close adjustment	(2,170)
Total	$99,700

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

The following unaudited pro forma financial information presents the combined results of operations for Desser Aerospace and VSE Corporation for the years ended December 31, 2024, and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the years ended December 31,
	2024	2023
Revenue	$1,080,132	$908,243
Income from continuing operations	$36,498	$46,265

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

Honeywell Fuel Control Systems ("Honeywell FCS Acquisition")

On September 27, 2023, our Aviation segment entered into an Asset Purchase and License Agreement with Honeywell International Inc. ("Honeywell"), for a purchase price of $105.0 million, to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems. The purchase price of this acquisition was funded by borrowings under our revolving credit facility. This agreement expands existing distribution and MRO capabilities supporting certain Honeywell fuel control systems and associated subcomponents.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. During the year ended December 31, 2024, we adjusted the purchase price allocation as a result of a measurement period adjustment to acquired assets due to updated valuation reports received from Honeywell. The measurement period adjustment resulted in a decrease in prepaid expenses and other current assets of $0.5 million, with a corresponding increase to goodwill. We completed the purchase accounting valuation for the Honeywell FCS Acquisition during the third quarter of 2024.

The final purchase price allocation is as follows (in thousands):

Prepaid expenses and other current assets (a)	$11,500
Property and equipment	2,714
Intangible assets	16,200
Goodwill	74,586
Total assets acquired	$105,000

Cash consideration	$105,000
Total consideration	$105,000
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

(3) Discontinued Operations

In February 2024, we entered into two separate agreements to sell substantially all of the Federal and Defense segment assets for a cash consideration of $43.0 million, including amounts in escrow, subject to post-closing adjustments. The FDS Sale is consistent with our long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses.

We recorded a pre-tax loss on the FDS Sale of $15.2 million and transaction fees of $2.5 million during the year ended December 31, 2024, which are included in (loss) income from discontinued operations, net of tax in the consolidated statements of income.

The results of operations for the Federal and Defense segment are reported in (loss) income from discontinued operations, net of tax within the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022, and the related assets and liabilities are presented within assets and liabilities held-for-sale on the consolidated balance sheets as of December 31, 2023.

The components of (loss) income from discontinued operations, net of tax consist of the following (in thousands):

	For the years ended December 31,
	2024	2023	2022
Revenues	$26,268	$252,466	$280,314
Costs and operating expenses	34,684	258,125	278,779
(Loss) income from discontinued operations before income taxes	(8,416)	(5,659)	1,535
Other FDS impairment	4,204	—	—
Loss on the sale of discontinued operations	15,199	—	—
(Loss) income from discontinued operations before income taxes	(27,819)	(5,659)	1,535
(Benefit) provision for income taxes	(6,645)	(1,641)	135
(Loss) income from discontinued operations, net of tax	$(21,174)	$(4,018)	$1,400

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

As of December 31,
2023
Assets
Cash and cash equivalents	$162
Receivables, net	10,805
Contract assets	25,109
Inventories	472
Prepaid expenses and other current assets	6,154
Property and equipment, net	6,102
Intangible assets, net	3,505
Goodwill	31,575
Operating lease right-of-use assets	9,097
Other assets	21
Total assets held-for-sale (a)	$93,002
Liabilities
Accounts payable	$20,893
Accrued expenses and other current liabilities	19,537
Long-term operating lease obligations	8,942
Deferred tax liabilities	4,019
Total liabilities held-for-sale (a)	$53,391
(a) Amounts were classified as current for the prior period consolidated balance sheet.

Certain assets and liabilities previously reported as held-for-sale were excluded from the FDS sale and were reclassified in 2024 as held and used, at their respective fair values, on the consolidated balance sheets. The reclassification related to our Alexandria, VA headquarters office space and consisted of an operating lease right-of-use-asset of $7.1 million, property and equipment of $2.6 million, and an operating lease obligation of $11.0 million. In 2024, we vacated the headquarters office space, resulting in a write down of the associated lease right-of-use asset and property and equipment, and then subsequently terminated the lease for the vacated headquarters office space. See Note (12) "Leases" for further information.

The FDS Sale resulted in the divestiture of certain government contracts requiring novation. Until the novation process is finalized, we continue to receive cash collections related to these contracts, which are due to the purchaser. As of December 31, 2024, we have recorded a $0.3 million liability for these collections within accrued expenses and other current liabilities on our consolidated balance sheets.

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Depreciation and amortization	$150	$2,289	$3,576
Purchases of property and equipment	$—	$295	$331
Stock-based compensation	$—	$139	$63

(4) Revenue Recognition
Disaggregated Revenue
Our revenues are derived from the delivery of products and services performed for commercial and government customers.

A summary of revenues by customer for each of our operating segments is as follows (in thousands):

Year Ended December 31, 2024	Aviation	Fleet	Total
Commercial	$779,008	$178,509	$957,517
Other government	7,248	115,367	122,615
Total	$786,256	$293,876	$1,080,132

Year Ended December 31, 2023
Commercial	$539,592	$150,835	$690,427
DoD	—	209	209
Other government	4,428	165,424	169,852
Total	$544,020	$316,468	$860,488

Year Ended December 31, 2022
Commercial	$403,155	$104,162	$507,317
DoD	—	3,286	3,286
Other government	4,957	153,888	158,845
Total	$408,112	$261,336	$669,448

A summary of revenues by type for each of our operating segments is as follows (in thousands):

Year Ended December 31, 2024	Aviation	Fleet	Total
Repair	$293,063	$—	$293,063
Distribution	493,193	293,876	787,069
Total	$786,256	$293,876	$1,080,132

Year Ended December 31, 2023
Repair	$157,154	$—	$157,154
Distribution	386,866	316,468	703,334
Total	$544,020	$316,468	$860,488

Year Ended December 31, 2022
Repair	$107,399	$—	$107,399
Distribution	300,713	261,336	562,049
Total	$408,112	$261,336	$669,448

Contract Balances

Contract balances were as follows (in thousands):

		As of December 31,
	Financial Statement Classification	2024	2023
Billed and billable receivables	Receivables, net (a)	$197,563	$127,958
Contract assets - unbilled receivables	Contract assets	$29,960	$8,049
Contract liabilities	Accrued expenses and other current liabilities	$4,479	$2,785
(a) Net of allowance of $6.5 million and $3.4 million as of December 31, 2024 and 2023, respectively.
The increase in contract assets during fiscal 2024 is primarily in connection with the acquisition of TCI during the current period. Refer to Note (2) "Acquisitions" for further information. During fiscal 2024 and 2023, respectively, we recognized $2.1 million and $0.9 million of revenue that was previously included in the beginning balance of contract liabilities.

(5)  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Buildings and building improvements	$25,279	$24,555
Computer equipment	14,490	8,309
Furniture, fixtures, and equipment (a)	64,185	41,208
Leasehold improvements	10,104	6,151
Construction in process	16,722	13,675
Land and land improvements	1,454	1,617
	132,234	95,515
Less: accumulated depreciation and amortization	(46,648)	(37,439)
Total property and equipment, net	$85,586	$58,076
(a) Certain amounts from prior year have been reclassified to conform with current year presentation.
Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $10.9 million, $6.8 million, and $5.3 million, respectively.

(6)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Fleet	Aviation	Total
Balance as of December 31, 2022	$63,190	$154,072	$217,262
Goodwill acquired	—	134,519	134,519
Balance as of December 31, 2023	$63,190	$288,591	$351,781
Goodwill acquired	—	140,804	140,804
Measurement period adjustments	—	(1,132)	(1,132)
Balance as of December 31, 2024	$63,190	$428,263	$491,453

Goodwill increased during the year ended December 31, 2024 in connection with acquisitions completed during the period as discussed in Note (2) "Acquisitions." There were no impairments of goodwill during the years ended December 31, 2024, 2023 and 2022.

Other Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
December 31, 2024
Contract and customer-related	$272,590	$(75,309)	$197,281
Trade names	8,670	(8,670)	—
Total	$281,260	$(83,979)	$197,281

December 31, 2023
Contract and customer-related	$241,090	$(127,022)	$114,068
Trade names	8,670	(8,608)	62
Total	$249,760	$(135,630)	$114,130

The gross carrying amount of contract and customer-related intangibles increased during the year ended December 31, 2024 in connection with acquisitions completed during the year as discussed in Note (2) "Acquisitions." This increase was partially offset by intangible assets with a cost of $69.4 million being fully amortized and no longer reflected in the intangible asset values as of December 31, 2024. There were no impairment losses during the years ended December 31, 2024, 2023 and 2022. The weighted-average useful life for all intangible assets as of December 31, 2024 is 12.2 years.

The estimated future annual amortization expense related to intangible assets are as follows (in thousands):

Year Ending December 31,
2025	$24,520
2026	24,349
2027	22,602
2028	21,768
2029	21,706
Thereafter	82,336
Total	$197,281

(7)  Debt

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2024	2023
Bank credit facility - term loan	$277,500	$300,000
Bank credit facility - revolving facility	155,000	133,000
Principal amount of long-term debt	432,500	433,000
Less: debt issuance costs	(2,327)	(3,656)
Total debt	430,173	429,344
Less: current portion	(30,000)	(22,500)
Long-term debt, net of current portion	$400,173	$406,844

We have a credit agreement with a bank group from which we borrow amounts under the agreement to provide working capital support, fund letters of credit, and finance acquisitions. The credit agreement includes term and revolving facilities. The revolving facility provides for revolving loans and letters of credit. Borrowings under our term loan and revolving facility mature in October 2026.

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

As of December 31, 2024, the interest rate on our outstanding term loan and weighted average interest rate on our aggregate outstanding revolving facility was 7.40% and 7.21%, respectively. We had letters of credit outstanding of $0.8 million as of December 31, 2024 and 2023.

Future required term loan and revolving facility payments as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Term	Revolving Facility	Total
2025	$30,000	$—	$30,000
2026	247,500	155,000	402,500
Total	$277,500	$155,000	$432,500

The credit agreement contains collateral requirements to secure our loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Funded Debt to EBITDA Ratio and a minimum Fixed Charge Coverage Ratio. We were in compliance with required ratios and other terms and conditions as of December 31, 2024.

(8) Derivative Instruments and Hedging Activities

We are party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of our floating rate debt. Our derivative instruments designated as cash flow hedges as of December 31, 2024 were (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swap	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swap	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

These derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized changes in the fair value on cash flow hedges are recognized in other comprehensive income (loss) and the amounts are reclassified from accumulated other comprehensive income (loss) into earnings in a manner that matches the timing of the earnings impact of the hedged transactions. For the years ended December 31, 2024 and 2023, we reclassified $4.3 million and $3.8 million, respectively, from accumulated other comprehensive income to interest expense, net. We estimate that we will reclassify $1.5 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following December 31, 2024. See Note (17) "Fair Value Measurements" for the fair value of the interest rate swaps.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation and benefits	$19,527	$15,734
Accrued customer rebates and royalties	6,731	5,545
Current portion of lease liabilities	6,889	4,957
Accrued lease termination fee	6,010	—
Contract liabilities	4,479	2,785
Accrued interest	1,734	469
Accrued warranty	1,541	1,282
Accrued income taxes	839	116
Other (a)	14,445	5,495
Total	$62,195	$36,383
(a) Certain amounts from prior year have been reclassified to conform with current year presentation.

(10) Stock-Based Compensation Plans

The VSE Corporation 2006 Restricted Stock Plan, as amended (the "2006 Plan"), provides VSE's employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The total number of shares authorized for issuance under this plan was 1,875,000 and, as of December 31, 2024, 448,083 shares remained available for issuance. As of December 31, 2024, we have outstanding stock-settled bonus awards, time-vested stock awards, and performance share awards under this plan.

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

We grant performance share awards to certain employees under the 2006 Plan. Performance share awards are rights to receive shares of our stock on the satisfaction of service requirements and performance conditions. These awards vest ratably in equal installments over a three-year period on the anniversary of each grant date, subject to meeting the minimum service requirements and the achievement of certain annual or cumulative financial metrics of our performance, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares beginning in 2023. If performance is below the minimum threshold level of performance, no shares will be issued. For all performance share awards granted, the annual and cumulative financial metrics are based on our achievement of adjusted EBITDA.

During fiscal 2021, we established the Employee Stock Purchase Plan ("ESPP") to allow eligible employees to purchase shares of our VSE common stock at a discount of up to 15% of the fair market value on specified dates. For ESPP offerings in the year ended December 31, 2024, the purchase price was 12% off the lesser of the fair market value on the date of the offering and the fair market value on the date of purchase, thereby resulting in stock compensation expense of $0.1 million. As of December 31, 2024, 500,000 shares of VSE common stock are authorized for issuance under the ESPP.

Expense and Related Tax Benefits Recognized

Stock-based compensation expense is recognized within products and services costs within our consolidated statements of income. Stock-based compensation expense and related tax benefits recognized under the 2006 Plan were as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Stock-settled bonus awards	$428	$1,166	$1,186
Time-vested stock awards	3,727	2,639	2,089
Performance share awards	4,053	3,807	1,067
Total	$8,208	$7,612	$4,342
Tax benefit recognized from stock-based compensation	$2,048	$1,899	$1,083
Stock-Settled Bonus Awards

In March 2024, the employees eligible for the 2023 awards, 2022 awards, and the 2021 awards received a total of 9,972 shares of common stock. The grant-date fair value of these awards for the years ended December 31, 2024, 2023 and 2022 was $75.12, $42.23, and $43.30 per share, respectively. The total compensation cost related to non-vested stock-settled bonus awards not yet recognized was approximately $1.0 million with a weighted average amortization period of 2.2 years as of December 31, 2024. The total fair value of stock-settled bonus awards that vested in the years ended December 31, 2024, 2023 and 2022 was $0.7 million, $1.2 million, and $0.9 million, respectively.

Time-Vested Stock Awards

Time-vested stock award activity for the year ended December 31, 2024 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	97,843	$44.68
Granted	83,784	$79.30
Vested	(46,561)	$45.13
Forfeited	(15,606)	$57.12
Unvested as of December 31, 2024	119,460	$67.16

The grant date fair value of time-vested stock awards is based on the closing market price of our common stock on the grant date. The weighted average grant date fair value of the time-vested stock awards granted for the years ended December 31, 2024, 2023 and 2022 was $79.30, $45.78, and $43.01, respectively. As of December 31, 2024 there was $5.5 million of unrecognized compensation cost related to time-vested stock awards, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of time-vested stock awards that vested in the years ended December 31, 2024, 2023 and 2022 was $3.7 million, $1.2 million, and $1.7 million, respectively.

Performance Share Awards

Performance Share award activity for the year ended December 31, 2024 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	168,280	$42.41
Granted	45,246	$77.54
Vested	(73,442)	$42.42
Forfeited	(29,927)	$52.14
Unvested as of December 31, 2024	110,157	$54.20

The actual number of shares to be issued upon vesting range between 0-200% of the target number of shares granted. The weighted average grant date fair value of the performance share awards granted for the years ended December 31, 2024, 2023 and 2022 was $77.54, $42.23, and $43.30, respectively. As of December 31, 2024 there was $3.3 million of unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of performance share awards that vested in the year ended December 31, 2024 was $5.6 million.

(11)  Income Taxes

We are subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examinations for the years before 2020 for federal and state income taxes in the U.S.

We file consolidated federal income tax returns that include all of our U.S. subsidiaries. The components of income from continuing operations before income taxes were as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Domestic	$41,599	$52,137	$36,694
Foreign	4,881	4,776	(983)
Income from continuing operations before income taxes	$46,480	$56,913	$35,711

The components of the provision for income taxes from continuing operations were as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Current:
Federal	$11,670	$11,556	$9,483
State	2,132	2,205	1,485
Foreign	1,573	1,138	35
Total current	15,375	14,899	11,003
Deferred:
Federal	(4,725)	(1,148)	(1,890)
State	(489)	3	(61)
Foreign	(179)	7	—
Total deferred	(5,393)	(1,138)	(1,951)
Provision for income taxes	$9,982	$13,761	$9,052

The Company's effective tax rate differs from the federal statutory rate. A reconciliation of the provision for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate is as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
Tax at statutory federal income tax rate	$9,761	$11,952	$7,499
Increases (decreases) in tax resulting from:
State taxes, net of federal tax benefit	1,738	2,019	1,459
Permanent differences, net	(634)	(193)	287
Tax credits	(454)	(461)	(418)
Prior year true-up adjustment	(931)	269	(45)
Valuation allowance	378	77	324
Other provision adjustments	124	98	(54)
Provision for income taxes	$9,982	$13,761	$9,052
Effective tax rate	21.5%	24.2%	25.3%

The tax effect of temporary differences representing deferred tax assets and liabilities was as follows (in thousands):

	As of December 31,
	2024	2023
Deferred compensation and accrued paid leave	$2,767	$3,003
Accrued expense	2,094	1,429
Inventory reserve	23,463	13,980
Operating lease liabilities	14,362	6,249
Stock-based compensation	2,084	1,697
Capitalized inventory	1,741	1,335
US operating and capital loss carryforward	12,777	7,637
Disallowed interest expense	9,450	1,663
Tax credit carryforward	1,421	1,492
Foreign country operating loss carryforward	1,364	806
Interest capitalized	2,030	—
Transaction costs	357	—
	73,910	39,291
Valuation allowance (a)	(19,301)	(9,906)
Total gross deferred tax assets	54,609	29,385

Interest rate swaps	(1,021)	(708)
Depreciation	(3,959)	(2,925)
Goodwill and intangible assets	(38,279)	(26,666)
Operating lease right-of-use assets	(10,962)	(5,939)
Other	(270)	(132)
Total gross deferred tax liabilities	(54,491)	(36,370)

Net deferred tax assets (liabilities) (b)	$118	$(6,985)
(a) A valuation allowance was provided against US capital loss in connection with the stock sale of Prime Turbines, certain state net operating loss, tax credit, and foreign tax loss deferred tax assets arising from carryforwards of unused tax benefits.

(b) Deferred tax assets are included within other assets in our consolidated balance sheets.

As of December 31, 2024, we had various tax losses and tax credits that may be applied against future taxable income. The majority of such tax attributes will expire in 2025 through 2044; however, some may be carried forward indefinitely.

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

(12) Leases

Our operating lease cost was as follows for the years ended December 31, (in thousands):

	2024	2023	2022
Operating lease cost (a)	$9,327	$6,480	$2,714
(a) Excludes short-term lease expense, which is not material.
Our lease arrangements do not contain any material residual guarantees, variable payment provisions, or restrictive covenants.
The table below summarizes future minimum lease payments under operating leases, recorded on the balance sheet, as of December 31, 2024 (in thousands):

Year ending December 31,
2025	$10,178
2026	9,807
2027	9,620
2028	8,713
2029	7,558
Thereafter	27,520
Minimum lease payments	73,396
Less: imputed interest	(18,363)
Present value of minimum lease payments	55,033
Less: current portion of lease liabilities (a)	(6,889)
Long-term lease liabilities	$48,144

(a) The current portion of lease liabilities are presented within accrued expenses and other current liabilities on our consolidated balance sheets. Refer to Note (9) "Accrued Expenses and Other Current Liabilities."

Other supplemental operating lease information for the year ended December 31, was as follows (in thousands):

	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$9,818	$5,045	$2,441
Right-of-use assets obtained in exchange for new operating lease liabilities	$30,314	$11,812	$11,876

The weighted-average discount rate was 6.5% and 5.9% and the weighted-average remaining lease term was 8.6 years and 5.7 years as of December 31, 2024, and 2023, respectively.

Lease Abandonment and Termination

In connection with the FDS sale as described in Note (3) "Discontinued Operations", we implemented changes that resulted in one-time charges primarily related to the lease abandonment and termination of our headquarters office space.

On June 28, 2024, we ceased use of our 95,000 sq. ft. leased office space in Alexandria, VA. We relocated our VA-based corporate staff to a 4,000 sq. ft. office space in Vienna, VA under a new short-term lease. We recognized one-time lease abandonment costs of $12.9 million, which comprised of a reduction in our operating lease right-of-use assets of $6.7 million, exit costs of $3.7 million, and a non-cash write-off of certain property and equipment of $2.5 million. These one-time costs are included within lease abandonment and termination costs on our consolidated statements of income.

On September 4, 2024, we entered into an agreement to immediately terminate the Alexandria, VA, office space lease in exchange for $12.0 million, payable in two equal installments due in January 2025 and January 2026. As a result, we recognized a lease termination gain of $0.7 million, which comprised of a $1.1 million net liability reduction, partially offset by a $0.4 million decrease in our remaining operating lease right-of-use asset. The lease termination gain is included within lease abandonment and termination costs on our consolidated statements of income. As of December 31, 2024, $6.0 million of the $12.0 million due as a result of the lease termination is classified within accrued expenses and other current liabilities, while the remaining $6.0 million is classified within other long-term liabilities.

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

(14)  Business Segments and Customer Information

Segment Information

The sale of the Federal and Defense segment allows us to focus on a long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. Following the sale of the Federal and Defense segment, management of our business operations is conducted under two reportable operating segments:

Aviation: Our Aviation segment provides aftermarket MRO and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, MRO services including fuel controls, avionics, pneumatics, hydraulics, wheel and brake, and rotable exchange and supply chain services.

Fleet: Our Fleet segment provides parts, inventory management, e-commerce fulfillment, logistics, supply chain support and other services to support the commercial aftermarket medium- and heavy-duty truck market, and the USPS. Core services include vehicle parts distribution, sourcing, IT solutions, customized fleet logistics, warehousing, kitting, just-in-time supply chain management, alternative product sourcing, and engineering and technical support.

The operating segments reported below are our segments for which separate financial information is available and for which segment results are evaluated regularly by our President and Chief Executive Officer, who is our Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and in assessing performance. Our CODM evaluates segment performance based on consolidated revenues and operating income and considers budget-to-actual, sequential period and prior period variances on a monthly basis when making decisions about allocating capital and personnel to the segments. Segment costs, depreciation and amortization, and allocated corporate costs are viewed as significant segment expenses as part of the CODM’s evaluation.

Net sales of our business segments exclude inter-segment sales as these activities are eliminated in consolidation. Corporate expenses are primarily selling, general and administrative expenses not allocated to segments. Corporate assets are primarily cash, property and equipment and investments held in separate trust.

Our segment information is as follows (in thousands):

Year Ended December 31, 2024
	Aviation	Fleet	Corporate / unallocated expenses	Consolidated
Revenues	$786,256	$293,876	$—	$1,080,132
Costs and operating expenses:
Segment costs (a)	640,895	266,689	36,831	944,415
Depreciation and amortization	25,500	2,957	155	28,612
Allocated corporate cost (b)	18,474	7,212	—	25,686
Total costs and operating expenses	684,869	276,858	36,986	998,713
Operating income (loss) (c)	$101,387	$17,018	$(36,986)	$81,419

Capital Expenditures (d)	$19,030	$2,386	$215	$21,631
Total Assets	$1,409,426	$282,820	$42,374	$1,734,620

Year Ended December 31, 2023
	Aviation	Fleet	Corporate / unallocated expenses	Consolidated
Revenues	$544,020	$316,468	$—	$860,488
Costs and operating expenses:
Segment costs (a)	443,909	272,084	14,682	730,675
Depreciation and amortization	16,080	5,300	(253)	21,127
Allocated corporate cost (b)	12,863	7,827	—	20,690
Total costs and operating expenses	472,852	285,211	14,429	772,492
Operating income (loss) (c)	$71,168	$31,257	$(14,429)	$87,996

Capital Expenditures (d)	$16,467	$2,198	$269	$18,934
Total Assets (e)	$950,143	$274,382	$125,813	$1,350,338

For the Year Ended December 31, 2022
	Aviation	Fleet	Corporate / unallocated expenses	Consolidated
Revenues	$408,112	$261,336	$—	$669,448
Costs and operating expenses:
Segment costs (a)	345,614	221,137	7,654	574,405
Depreciation and amortization	13,174	8,783	(931)	21,026
Allocated corporate cost (b)	12,908	7,505	—	20,413
Total costs and operating expenses	371,696	237,425	6,723	615,844
Operating income (loss) (c)	$36,416	$23,911	$(6,723)	$53,604

Capital Expenditures (d)	$5,961	$5,502	$861	$12,324

(a) Segment costs consist of material, labor, overhead, and selling, general, and administrative costs not separately disclosed within this footnote.
(b) Primarily includes costs for information technology, human resources, accounting, and legal support services.
(c) Certain corporate costs previously allocated to the Federal and Defense business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations.

(d) Amounts differ from consolidated statements of cash flows due to inclusion of capital expenditures for which payment has not yet been remitted.
(e) Corporate assets in 2023 include $93,002 of assets held-for-sale.

Customer Information

Our revenues are derived from the delivery of products and services performed for commercial and government customers. Revenues from the USPS, reported within our Fleet segment, represented 11%, 19%, and 23% of consolidated revenues for 2024, 2023 and 2022, respectively. Our customers also include various other commercial entities and government agencies. See Note (4) "Revenue Recognition" for revenue by customer.
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

Geographical Information

Revenue by geography is based on the billing address of the customer. Our revenue by geographic area is as follows (in thousands):

	For the years ended December 31,
	2024	2023	2022
United States	$785,599	$656,767	$557,615
Other Countries (a)	294,533	203,721	111,833
Total revenue	$1,080,132	$860,488	$669,448
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

In May 2024, we entered into an underwriting agreement with certain underwriters relating to the issuance and sale of up to 2,429,577 shares of the Company's common stock at a public offering price of $71.00 per share. On May 17, 2024, the Company issued 2,429,577 shares, which included the exercise by the underwriters of their option to purchase additional shares, pursuant to the underwriting agreement. Net proceeds of $162.0 million were received by the Company, which were used to repay outstanding borrowings under our revolving credit facility, including amounts borrowed to pay the purchase price of the acquisition of TCI and for general corporate purposes. We incurred legal and accounting fees of $0.4 million associated with the May 2024 public offering.

In October 2024, we entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 1,724,137 shares of the Company's common stock at a public offering price of $87.00 per share. Under the terms of the agreement, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 258,620 shares of common stock. The offering closed on October 17, 2024, resulting in the issuance of 1,982,757 shares, which included the exercise by the underwriters of their option to purchase additional shares, pursuant to the underwriting agreement, for which we received net proceeds of $163.8 million, net of issuance costs. Additionally, we incurred legal and accounting fees of $0.3 million associated with the October 2024 public offering. The net proceeds were used to finance a portion of the cash consideration for the Kellstrom Aerospace acquisition and general corporate purposes, including repaying outstanding borrowings under our revolving facility.

(16)  401(k) Plan

We maintain a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all our employees. Under the provisions of our 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. Our expense associated with this plan was approximately $2.0 million, $1.6 million, and $1.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The carrying amounts of cash and cash equivalents, receivables, accounts payable and amounts included in prepaid expenses and other current assets and accrued expenses and other current liabilities that meet the definition of a financial instrument approximate fair value due to their relatively short maturity. The carrying value of our outstanding debt obligations approximates its fair value. The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to our existing debt arrangements.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

			As of December 31,
Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	2024	2023
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$629	$594
Interest rate swaps	Other assets	Level 2	$4,093	$2,840
(a) Non-COLI assets held in our deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

(18)  Restructuring Costs

During the year ended December 31, 2024, we incurred $4.2 million of corporate restructuring expenses, which are included in selling, general and administrative expenses, primarily related to the cancellation of contracts and leasing agreements associated with the FDS Sale. As of December 31, 2024, approximately $0.8 million of these costs are included within accrued expenses and other current liabilities on our consolidated balance sheets. Our corporate restructuring activities related to the FDS Sale are substantially complete, and we do not expect to incur additional material costs associated with these activities.

(19) Subsequent Event

On February 17, 2025, we signed a definitive agreement to sell all of the issued and outstanding shares of common stock of our Fleet segment for a total consideration of up to $230 million (the “Fleet Sale”). This consideration assumes a $140 million cash payment at the closing of the Fleet Sale, a $25 million seller note, and an earn-out payment of up to $65 million, subject to the achievement of certain milestones. The Fleet Sale is expected to close in the second quarter of 2025 and is subject to customary closing conditions and approvals. We currently intend to use the net proceeds from the Fleet Sale to reduce existing borrowings under the credit agreement.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024.

As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, excludes an assessment of internal control over financial reporting of TCI and Kellstrom Aerospace, acquired on April 24, 2024 and December 3, 2024, respectively. TCI and Kellstrom Aerospace represent total assets, excluding goodwill and intangibles related to the acquisitions, and revenues constituting 15% and 9%, respectively, of our consolidated total assets and total revenues as of and for the year ended December 31, 2024.

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

Change in Internal Controls

During the fourth quarter of fiscal year 2024, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected these controls or are reasonably likely to materially affect these controls after the evaluation of these controls.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
VSE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Turbine Controls, Inc. ("TCI") and Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace"), both wholly-owned subsidiaries, whose combined financial statements reflect total assets, excluding goodwill and intangibles related to the acquisition, and revenues constituting 15 and 9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report on Internal Control Over Financial Reporting, TCI and Kellstrom Aerospace were both acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of TCI and Kellstrom Aerospace.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
March 3, 2025

ITEM 9B. Other Information

During the three months ended December 31, 2024, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to our definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2024 in respect of the Annual Meeting of VSE's stockholders scheduled to be held on May 8, 2025 (the "Proxy Statement").

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

ITEM 16. Form 10-K Summary

None.

VSE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

	For the years ended December 31,
	2024	2023	2022
Allowance for credit losses (in thousands):
Allowance as of beginning of year	$3,449	$2,019	$1,677
Additions charged to costs and operating expenses	3,922	1,484	2,084
Deductions	(910)	(54)	(1,742)
Allowance as of end of year	$6,461	$3,449	$2,019

	For the years ended December 31,
	2024	2023	2022
Valuation allowance for deferred tax assets (in thousands):
Allowance as of beginning of year	$9,906	$8,337	$8,257
Additions charged to costs and operating expenses	520	75	80
Additions charged to other accounts (a)	8,875	1,494	—
Allowance as of end of year	$19,301	$9,906	$8,337
(a) 2024 activity primarily includes the valuation allowance established from the Kellstrom Aerospace acquisition.

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

3.1	Restated Certificate of Incorporation of VSE Corporation dated as of March 4, 1996 (filed herewith)	*
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 2, 2006 (Exhibit 3.1 to Form 10-Q dated August 1, 2006)	*
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 4, 2022 (Exhibit 3.1 to Form 10-K dated March 10, 2023)	*
3.4	By-Laws of VSE Corporation as amended through October 22, 2022 (Exhibit 3.4 to Form 10-Q dated July 27, 2023)	*
3.5	Amendment No. 3 to the By-Laws of VSE Corporation as amended through October 1, 2022 (Exhibit 3.2 to Form 10-K dated March 10, 2023)	*
4.1	Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to Registration Statement No. 2-83255 dated April 22, 1983 on Form S-2)	* + P
4.2	Description of VSE Corporation Securities Registered Pursuant to Section 12 of the Securities Act of 1934 (filed herewith)	* +
10.1	Executive Employment Agreement dated as of July 28, 2021, by and between VSE Corporation and Farinaz S. Tehrani. (Exhibit 10.1 to Form 8-K dated July 30, 2021	* +
10.2	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and John A. Cuomo (Exhibit 10.1 to Form 8-K dated December 9, 2021)	* +
10.3	Amended and Restated Executive Employment Agreement, dated December 17, 2024, between John A. Cuomo and VSE Corporation (Exhibit 10.1 to Form 8-K dated December 18, 2024)	* +
10.4	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Stephen D. Griffin (Exhibit 10.2 to Form 8-K dated December 9, 2021)	* +
10.5	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Benjamin E. Thomas (Exhibit 10.3 to Form 8-K dated December 9, 2021)	* +
10.6	Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Chad Wheeler (Exhibit 10.4 to Form 8-K dated December 9, 2021)	* +
10.7	Executive Employment Agreement dated as of August 15, 2024, by and between VSE Corporation and Adam Cohn (Exhibit 10.1 to Form 8-K dated August 20, 2024)	* +
10.8	Consulting Agreement, dated May 22, 2024, between Stephen S. Griffin and VSE Corporation (Exhibit 10.1 to Form 8-K/A dated May 28, 2024)	* +
10.9	Consulting Agreement, dated November 6, 2024, between Chad M. Wheeler and VSE Corporation (Exhibit 10.1 to Form 8-K dated November 6, 2024)	* +

10.10
Fourth Amended and Restated Business Loan and Security Agreement dated January 5, 2018 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of eight other banks (Exhibit 10.1 to Form 8-K dated January 8, 2018)
*
10.11
First Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated November 26, 2019 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and a syndicate of nine other banks (Exhibit 10.1 to Form 8-K dated December 2, 2019)
*
10.12
Second Amendment to Fourth Amended and Restated Business Loan and Security Agreement dated June 29, 2020 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 31, 2020.)
*
10.13
Third Amended and Restated Business Loan and Security Agreement dated July 23, 2021 among VSE Corporation and its wholly owned subsidiaries, Citizens Bank N.A. and certain other banks (Exhibit 10.1 to Form 10-Q dated July 29, 2021)
*
10.14
Fourth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of October 7, 2022, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10-Q dated October 27, 2022)
*
10.15
Fifth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of July 2, 2023, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10Q dated July 27, 2023)
*
10.16
Sixth Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of December 28, 2023, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10-K dated March 8, 2024)
*
10.17
Seventh Amendment to the Fourth Amended and Restated Business Loan and Security Agreement, dated as of April 23, 2024, by and among the Company, as a borrower, various subsidiaries of the Company party thereto as borrowers or guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10-Q dated May 9, 2024)
*
10.18	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	*
10.19	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994, as amended and restated effective November 1, 2023 (Exhibit 10.2 to Form 10-K dated March 8, 2024	*
10.20	VSE Corporation 2006 Restricted Stock Plan, as amended in March 2023 (Appendix A to Definitive Proxy Statement on Schedule 14A filed on March 20, 2023)	*
10.21	VSE Corporation 2021 Employee Stock Purchase Plan (Appendix A to the Registrant’s Proxy Statement on Schedule 14A (Commission File No. 000-03676) filed on April 2, 2021	* +
19.1	VSE Corporation Insider Trading Policy	Exhibit 19.1
21.1	Subsidiaries of the Registrant	Exhibit 21
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1

32.2	Section 906 CFO Certification	Exhibit 32.2
97.1	VSE Corporation Clawback Policy (Exhibit 97.1 to Form 10-K dated March 8, 2024	*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from VSE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been formatted in Inline XBRL.

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

VSE CORPORATION

Date:	March 3, 2025	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Cuomo	Director, Chief Executive	March 3, 2025
John A. Cuomo	Officer and President
(Principal Executive Officer)

/s/ Adam R. Cohn	Chief Financial Officer	March 3, 2025
Adam R. Cohn	(Principal Financial Officer)

/s/ Tarang Sharma	Chief Accounting Officer	March 3, 2025
Tarang Sharma	(Principal Accounting Officer)

/s/ Ralph E. Eberhart	Chairman/Director	March 3, 2025
Ralph E. Eberhart

/s/ Bonnie K. Wachtel	Director	March 3, 2025
Bonnie K. Wachtel

/s/ John E. Potter	Director	March 3, 2025
John E. Potter

/s/ Mark E. Ferguson III	Director	March 3, 2025
Mark E. Ferguson III

/s/ Edward P. Dolanski	Director	March 3, 2025
Edward P. Dolanski

/s/ Anita D. Britt	Director	March 3, 2025
Anita D. Britt

/s/ Lloyd E. Johnson	Director	March 3, 2025
Lloyd E. Johnson