Form 10-Q
period 2025-03-31
VSE CORP
filed 2025-05-07
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of May 2, 2025: 20,669,684

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

“Forward-looking” statements, as such term is defined by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, economic performance, financial condition, growth, acquisition and disposition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified elsewhere in this document, including in Item 1A, Risk Factors, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, as well as with respect to the risks described in Item 1A, Risk Factors, to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025 (“2024 Form 10-K") and in Item 1A. Risk Factors of this report. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,711	$29,505
Receivables (net of allowance of $4.6 million and $4.1 million, respectively)	169,532	158,104
Contract assets	30,879	29,960
Inventories	441,455	434,059
Prepaid expenses and other current assets	61,770	30,899
Current assets held-for-sale	259,511	282,820
Total current assets	968,858	965,347
Property and equipment (net of accumulated depreciation of $23.9 million and $21.3 million, respectively)	71,175	71,041
Intangible assets (net of accumulated amortization of $80.3 million and $82.7 million, respectively)	191,023	197,157
Goodwill	423,576	428,263
Operating lease right-of-use assets	45,223	43,225
Other assets	33,127	37,597
Total assets	$1,732,982	$1,742,630
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,625	$30,000
Accounts payable	140,780	145,492
Accrued expenses and other current liabilities	46,793	52,749
Dividends payable	2,067	2,059
Current liabilities held-for-sale	53,034	68,200
Total current liabilities	248,299	298,500
Long-term debt, less current portion	459,381	400,173
Deferred compensation	7,212	7,262
Long-term operating lease obligations	39,346	39,498
Other long-term liabilities	3,000	9,011
Total liabilities	757,238	754,444
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 23,000,000 shares; issued and outstanding 20,669,684 and 20,590,496, respectively	1,033	1,030
Additional paid-in capital	591,650	591,600
Retained earnings	381,443	392,484
Accumulated other comprehensive income	1,618	3,072
Total stockholders' equity	975,744	988,186
Total liabilities and stockholders' equity	$1,732,982	$1,742,630

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenues:
Products	$160,551	$108,023
Services	95,494	54,360
Total revenues	256,045	162,383

Costs and operating expenses:
Products	136,867	92,661
Services	86,229	47,804
Selling, general and administrative expenses	2,311	2,925
Amortization of intangible assets	6,134	3,350
Total costs and operating expenses	231,541	146,740
Operating income	24,504	15,643

Interest expense, net	7,939	9,190
Income from continuing operations before income taxes	16,565	6,453
Provision for income taxes	2,597	911
Net income from continuing operations	13,968	5,542
Loss from discontinued operations, net of tax	(22,941)	(12,153)
Net loss	$(8,973)	$(6,611)

Earnings (loss) per share:
Basic
Continuing operations	$0.68	$0.35
Discontinued operations	(1.11)	(0.77)
	$(0.43)	$(0.42)
Diluted
Continuing operations	$0.67	$0.35
Discontinued operations	(1.11)	(0.76)
	$(0.44)	$(0.41)

Weighted average shares outstanding:
Basic	20,617,949	15,783,915
Diluted	20,740,319	15,939,950

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
Net loss	$(8,973)	$(6,611)
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	(1,454)	2,504
Total other comprehensive (loss) income, net of tax	(1,454)	2,504
Comprehensive loss	$(10,427)	$(4,107)

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three months ended March 31, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	20,591	$1,030	$591,600	$392,484	$3,072	$988,186
Net loss	—	—	—	(8,973)	—	(8,973)
Stock-based compensation	79	3	50	—	—	53
Other comprehensive loss, net of tax	—	—	—	—	(1,454)	(1,454)
Dividends declared (0.10 per share)	—	—	—	(2,068)	—	(2,068)
Balance at March 31, 2025	20,670	$1,033	$591,650	$381,443	$1,618	$975,744

	Three months ended March 31, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	15,757	$788	$229,103	$384,702	$2,132	$616,725
Net loss	—	—	—	(6,611)	—	(6,611)
Stock-based compensation	77	4	1,702	—	—	1,706
Other comprehensive income, net of tax	—	—	—	—	2,504	2,504
Dividends declared ($0.10 per share)	—	—	—	(1,586)	—	(1,586)
Balance at March 31, 2024	15,834	$792	$230,805	$376,505	$4,636	$612,738

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
	(a)	(a)
Cash flows from operating activities:
Net loss	$(8,973)	$(6,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,905	5,945
Amortization of debt issuance cost	332	332
Deferred taxes	(5,764)	(3,763)
Stock-based compensation	3,522	2,498
Impairment and loss on sale of business segments	33,952	16,867
Loss on sale of property and equipment	10	421
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(19,393)	(24,604)
Contract assets	(920)	7,823
Inventories	(6,359)	(19,911)
Prepaid expenses and other current assets and other assets	(29,910)	(17,381)
Operating lease assets and liabilities, net	372	(166)
Accounts payable and deferred compensation	(10,892)	(25,676)
Accrued expenses and other liabilities	(12,514)	(14,834)
Net cash used in operating activities	(46,632)	(79,060)
Cash flows from investing activities:
Purchases of property and equipment	(2,875)	(7,729)
Proceeds from the sale of business segment	2,746	41,137
Net cash (used) provided in investing activities	(129)	33,408
Cash flows from financing activities:
Borrowings on bank credit facilities	74,489	211,082
Repayments on bank credit facilities	(39,989)	(159,135)
Payment of taxes for equity transactions	(4,201)	(2,079)
Dividends paid	(2,060)	(1,577)
Net cash provided by financing activities	28,239	48,291
Net (decrease) increase in cash and cash equivalents	(18,522)	2,639
Cash and cash equivalents, beginning of period	29,030	7,930
Cash and cash equivalents, end of period	$10,508	$10,569

(a) The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated, and remain included in the major classes of assets and liabilities. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations. See Note (3) "Discontinued Operations".

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2025

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (collectively, with its consolidated subsidiaries), "VSE," or the "Company," is a leading provider of aviation aftermarket parts distribution and maintenance, repair and overhaul ("MRO") services for air transportation assets for commercial and government markets. VSE operates in one reportable segment aligned with the Company's operating segment: Aviation.

Basis of Presentation

The Company's accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). In the Company's opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

In February 2024, VSE entered into two separate agreements to sell substantially all of the Federal and Defense segment assets. See Note (3) "Discontinued Operations" for further information. The consolidated financial statements present the results of operations for the Federal and Defense segment as discontinued operations for all periods presented.

In February 2025, VSE signed a definitive agreement to sell all of the issued and outstanding shares of common stock of its Fleet segment. See Note (3) "Discontinued Operations" and Note (13) "Subsequent Events" for further information. The consolidated financial statements present the results of operations for the Fleet segment as discontinued operations, and the related assets and liabilities as held-for-sale, for all periods presented.

Certain reclassifications have been made to the prior period financial information to reflect discontinued operations classification. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include fair value measurements, inventory provisions, collectability of receivables, valuation allowances on deferred tax assets, fair value of goodwill and other intangible assets and contingencies.

(2) Acquisitions

Turbine Controls, Inc. ("TCI")

On April 24, 2024, the Company completed the acquisition of TCI for a total consideration of $122.4 million. The total consideration consisted of cash consideration of $112.4 million, net of $1.2 million cash acquired, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $10.0 million. The purchase price of this acquisition was funded by borrowings under the Company's revolving credit facility. TCI is a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition presents an opportunity for VSE's Aviation segment to accelerate its MRO strategy, including expanding the Company's repair capability offerings and adding several new original equipment manufacturer ("OEM") relationships.

The final purchase price allocation is as follows (in thousands):

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

Goodwill resulting from the acquisition of TCI reflects the strategic advantage of expanding the Company's MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a useful life of 10 years.

The Company incurred $1.6 million of acquisition-related expenses related to the TCI acquisition during the three months ended March 31, 2024, which are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for TCI and VSE Corporation for the three months ended March 31, 2025, and 2024, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$256,045	$187,054
Income from continuing operations	$13,968	$4,900

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of TCI as though it had occurred on January 1, 2023 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long term debt; and acquisition and other transaction costs. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace")

On December 3, 2024, the Company completed the acquisition of Kellstrom Aerospace for a total consideration of approximately $188.9 million, subject to post-closing adjustments, consisting of cash consideration of $168.6 million, net of $10.6 million cash acquired, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $20.3 million. The purchase price of this acquisition was funded by the Company's October 2024 underwritten public offering and borrowings under the Company's revolving credit facility. Kellstrom Aerospace is a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket. The acquisition provides an opportunity to improve the Company's position in the commercial aviation aftermarket by expanding product and capability offerings both domestically and internationally, including participation in aircraft engine maintenance events.

The purchase price for Kellstrom Aerospace was allocated on a preliminary basis, among assets acquired, and liabilities assumed, at fair value based on the best available information on the acquisition date, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired, and liabilities assumed, were determined based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations utilizing established industry valuation techniques. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital and income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the Kellstrom Aerospace opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

During the first quarter of 2025, the purchase price allocation was adjusted as a result of working capital and measurement period adjustments. The adjustments were recorded as a result of new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a $4.7 million decrease to goodwill, driven by a $2.3 million fair value step up to operating lease right-of-use assets, a $2.2 million working capital settlement which reduced net purchase consideration, and a $0.2 million decrease in deferred tax liabilities.

The adjusted preliminary purchase price is as follows (in thousands):

Receivables	$27,379
Contract assets	2,925
Inventories	37,686
Prepaid expenses and other current assets	2,723
Property and equipment, net	10,301
Intangible asset - customer related	41,900
Goodwill	96,024
Operating lease right-of-use assets	14,141
Total assets acquired	233,079
Accounts payable	(27,750)
Accrued expense and other current liabilities	(6,153)
Deferred tax liabilities	(10)
Long-term operating lease obligations	(10,300)
Total liabilities assumed	(44,213)
Net assets acquired, excluding cash	$188,866

Cash consideration, net of cash acquired	$168,599
VSE common stock, at fair value	20,267
Total	$188,866

Goodwill resulting from the Kellstrom Aerospace acquisition reflects the strategic advantage of growing the Company's distribution and MRO capabilities in the commercial aerospace aftermarket. The value attributed to goodwill and customer relationships is not deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized on a straight-line basis using a useful life of 8 years.
Acquisition-related expenses related to the Kellstrom Aerospace acquisition totaled $0.7 million for the three months ended March 31, 2025, and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Kellstrom Aerospace and VSE Corporation for the three months ended March 31, 2025, and 2024, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenue	$256,045	$200,758
Income from continuing operations (a)	$14,559	$7,447

(a) The after-tax impact of acquisition expenses incurred during the three months ended March 31, 2025 were adjusted for in the current period.

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

(3) Discontinued Operations

Sale of Federal and Defense Segment

In February 2024, VSE entered into two separate agreements to sell substantially all the Federal and Defense segment's operational assets ("FDS Sale") for a cash consideration of $42.9 million. The FDS Sale is consistent with the Company's long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. The Company recorded a pre-tax loss on the FDS Sale of $0.2 million for the three months ended March 31, 2025 related to a settlement of net working capital and a pre-tax loss of $12.7 million and transaction fees of $2.5 million for the three months ended March 31, 2024. All such losses and transaction fees are included in loss from discontinued operations, net of tax in the consolidated statements of operations.

Sale of Fleet Segment

In February 2025, VSE signed a definitive agreement to sell all issued and outstanding shares of common stock of its Fleet segment. As stated within Note (13) "Subsequent Events", the transaction was completed in April 2025 for a total consideration of up to $230 million (the “Fleet Sale”). This consideration is comprised of a $140 million cash payment at closing, a $25 million seller note, and an earn-out payment of up to $65 million, subject to the achievement of certain milestones. The Company recorded a pre-tax impairment loss on the Fleet assets held-for-sale of $33.7 million during the three months ended March 31, 2025, which is included in loss from discontinued operations, net of tax in the consolidated statements of operations.

The components of loss from discontinued operations, net of tax for the three months ended March 31, 2025 and 2024, consist of the following (in thousands):

	Three months ended March 31,
	2025	2024
Revenues	$75,358	$105,425
Costs and operating expenses	71,829	105,252
Income from discontinued operations	3,529	173
Other impairment	33,708	4,204
Loss on the sale of discontinued operations	244	12,663
Total loss before income taxes	(30,423)	(16,694)
Benefit for income taxes	(7,482)	(4,541)
Loss from discontinued operations, net of tax	$(22,941)	$(12,153)

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$4,797	$(475)
Receivables, net	47,424	39,459
Inventories	141,223	142,259
Prepaid expenses and other current assets	10,218	11,057
Property and equipment, net	14,113	14,546
Intangible assets, net	93	124
Goodwill	29,482	63,190
Operating lease right-of-use assets	9,595	10,101
Other assets	2,566	2,559
Total assets held-for-sale	$259,511	$282,820
Liabilities
Accounts payable	$36,546	$42,099
Accrued expenses and other current liabilities	8,402	9,446
Long-term operating lease obligations	8,086	8,645
Deferred tax liabilities	—	8,010
Total liabilities held-for-sale	$53,034	$68,200

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Depreciation and amortization	$731	$835
Stock-based compensation (a)	$(225)	$222
Purchases of property and equipment	$208	$1,303
(a) Stock-based compensation benefit was recognized during the three months ended March 31, 2025 due to forfeitures in the period.

(4) Revenue

Disaggregation of Revenues
The Company's revenues are derived from the delivery of products to its customers and from services performed for commercial and government customers.

A summary of revenues by customer for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Commercial	$254,953	$157,984
Government	1,092	4,399
Total	$256,045	$162,383

A summary of revenues by type for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three months ended March 31,
	2025	2024 (a)
Repair	$95,494	$54,360
Distribution	160,551	108,023
Total	$256,045	$162,383
(a) Certain revenue amounts in the prior year have been reclassified to conform to current presentation of revenue type categories.

Contract Balances

Contract balances were as follows (in thousands):

		March 31,	December 31,
	Financial Statement Classification	2025	2024
Billed and billable receivables	Receivables, net	$169,532	$158,104
Contract assets - unbilled receivables	Contract assets	$30,879	$29,960
Contract liabilities	Accrued expenses and other current liabilities	$3,088	$4,479

For the three months ended March 31, 2025 and 2024, the Company recognized revenue that was previously included in the beginning balance of contract liabilities of $2.4 million and $1.4 million, respectively.

(5) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Bank credit facility - term loan	$270,000	$277,500
Bank credit facility - revolving facility	197,000	155,000
Principal amount of long-term debt	467,000	432,500
Less: debt issuance costs	(1,994)	(2,327)
Total debt	465,006	430,173
Less: current portion	(5,625)	(30,000)
Long-term debt, less current portion	$459,381	$400,173

As of March 31, 2025, the interest rate on the Company's outstanding term loan borrowings and weighted average interest rate on the Company's aggregate outstanding revolving facility was 6.67% each. The Company had letters of credit outstanding of $0.8 million as of March 31, 2025 and December 31, 2024.

The Company was in compliance with required ratios and other terms and conditions under its credit agreement as of March 31, 2025.

Subsequent Event

On May 2, 2025, the Company entered into a new credit agreement, which provides for a $300 million term loan facility and a $400 million revolving credit facility, both maturing on May 2, 2030. Borrowings under the new credit agreement will accrue interest at either the term SOFR or ABR, plus in each case an applicable margin (based on the Company's Total Net Leverage Ratio). The new credit agreement replaces the Company's existing term loan and revolving credit facility. The proceeds of the term loan were utilized to pay fees and expenses incurred in connection with the new agreement and to repay, in full, amounts outstanding under the previous credit agreement.

Future required payments on the new term loan, to be paid in quarterly installments beginning in September 2025, are as follows: $3.8 million for the remainder of 2025, $7.5 million in 2026, $11.3 million in 2027, $20.6 million in 2028, $22.5 million in 2029, and $234.3 million in 2030. The Company has classified the current portion of long-term debt in its consolidated balance sheets as of March 31, 2025 based on the payment terms of the new credit agreement.

(6) Derivative Instruments and Hedging Activities

The Company's derivative instruments designated as cash flow hedges as of March 31, 2025 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company's floating rate debt. For the three months ended March 31, 2025, the Company reclassified $0.5 million from accumulated other comprehensive income to interest expense, net. The Company estimates that it will reclassify $1.1 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following March 31, 2025. See Note (11) "Fair Value Measurements" for the fair value of the interest rate swaps.

(7) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of outstanding stock-based awards. The antidilutive common stock equivalents excluded from the diluted per share calculation are not material.

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended March 31,
	2025	2024
Basic weighted average common shares outstanding	20,617,949	15,783,915
Effect of dilutive shares	122,370	156,035
Diluted weighted average common shares outstanding	20,740,319	15,939,950

(8) Commitments and Contingencies

Contingencies

The Company may have certain claims in the normal course of business, including legal proceedings, against it and against other parties. In the Company's opinion, the resolution of these claims will not have a material adverse effect on its results of operations, financial condition, or cash flows.

Further, from time-to-time, government agencies audit or investigate whether the Company's operations are being conducted in accordance with applicable contractual and regulatory requirements. Government audits or investigations of the Company, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed, which could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action against the Company. The Company believes, based upon current information, that the outcome of any such government disputes, audits and investigations will not have a material adverse effect on its results of operations, financial condition, or cash flows.

(9) Business Segment

The sale of the Company's Fleet and Federal and Defense segments allows VSE to focus on a long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. Following the sale of the Fleet Federal and Defense segments, management of the Company's business operations is conducted under a single reportable operating segment: Aviation. The Company's Aviation segment provides aftermarket MRO and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, MRO services including engine components and accessories, fuel controls, avionics, pneumatics, hydraulics, wheel and brake, and rotable exchange and supply chain services.

The operating segment reported below is the only segment for which separate financial information is available and for which segment results are evaluated regularly by the Company's President and Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and in assessing performance. As the Company operates under a single reportable operating segment, the CODM evaluates segment performance based on net income (loss) and considers budget-to-actual, sequential period and prior period variances on a monthly basis when making decisions about allocating capital and personnel. The expenses listed below are viewed as significant segment expenses as part of the CODM’s evaluation.

Net sales of the Company exclude intercompany sales as these activities are eliminated in consolidation. Corporate costs are primarily selling, general and administrative expenses not allocated to the Aviation segment.

The Company's segment information is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Revenues	$256,045	$162,383
Costs and operating expenses:
Segment costs (a)	210,018	130,933
Depreciation and amortization (b)	9,166	4,933
Allocated corporate cost (c)	5,337	4,207
Unallocated corporate costs	7,020	6,667
Operating income	24,504	15,643
Interest expense, net	7,939	9,190
Provision for income taxes	2,597	911
Loss from discontinued operations, net of tax	(22,941)	(12,153)
Net loss	$(8,973)	$(6,611)

(a) Segment costs consist of material, labor, overhead, and selling, general, and administrative costs attributable to the Aviation segment.
(b) This line item includes only depreciation and amortization attributable to the Aviation segment.
(c) Primarily includes costs for information technology, human resources, accounting, and legal support services allocated to the Aviation segment.

The Company's total assets are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Total assets:
Aviation	$1,448,556	$1,409,426
Corporate	24,915	50,384
Assets held-for-sale	259,511	282,820
Total assets	$1,732,982	$1,742,630

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2025 were as follows (in thousands):

Carrying Amount
Balance as of December 31, 2024	$428,263
Measurement period adjustments	(4,687)
Balance as of March 31, 2025	$423,576

Goodwill decreased during the three months ended March 31, 2025 in connection with measurement period adjustments for the Kellstrom Aerospace acquisition discussed in Note (2) "Acquisitions."

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
March 31, 2025
Contract and customer-related	$271,350	$(80,327)	$191,023

December 31, 2024
Contract and customer-related	$271,350	$(74,193)	$197,157
Trade names	8,500	(8,500)	—
Total	$279,850	$(82,693)	$197,157

Intangible assets with a cost of $8.5 million were fully amortized as of December 31, 2024 and are no longer reflected in the intangible asset values as of March 31, 2025.

As of March 31, 2025, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year ending	Amount
Remainder of 2025	$18,262
2026	24,349
2027	22,602
2028	21,769
2029	21,706
2030	21,266
Thereafter	61,069
Total	$191,023

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2025	Fair Value December 31, 2024
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$623	$629
Interest rate swaps	Other assets	Level 2	$2,156	$4,093
(a) Non-Company Owned Life Insurance ("COLI") assets held in the Company's deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

The carrying amounts of cash and cash equivalents, receivables, accounts payable and amounts included in prepaid expenses and other current assets and accrued expenses and other current liabilities that meet the definition of a financial instrument approximate fair value due to their relatively short maturity. The carrying value of the Company's outstanding debt obligations approximates its fair value. The fair value of long-term debt is calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements.

(12) Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

The Company's effective tax rate for continuing operations was 15.7% and 14.1% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was higher for the three months ended March 31, 2025 as compared to the same period of the prior year primarily due to a lower impact from the excess stock compensation deduction on the current year's rate.

(13) Subsequent Events

Sale of Fleet Segment

In April 2025, the Company completed the previously announced sale of its Fleet segment under the stock purchase agreement dated February 17, 2025. The total consideration is approximately $230 million, consisting of $140 million in cash, a $25 million seller note, and up to $65 million in a contingent earn-out payment, subject to certain post-closing and working capital adjustments. The Company used the initial cash proceeds to repay outstanding borrowings under its revolving credit facility.

Acquisition of Turbine Weld Industries, LLC

On May 1, 2025, the Company acquired Turbine Weld Industries, LLC, a specialized MRO provider of complex technical and proprietary engine components for business and general aviation ("BG&A") platforms. VSE acquired Turbine Weld Industries, LLC for a total consideration of approximately $50 million in cash, subject to working capital adjustments. The cash consideration was funded through additional borrowings under the revolving facility under the Company's credit agreement. It is not practical to disclose the preliminary purchase price allocation given the short period of time between the acquisition date and the issuance of these unaudited consolidated financial statements.

During the three months ended March 31, 2025, we incurred $0.5 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

Credit Agreement Refinancing

On May 2, 2025, the Company entered into a new credit agreement, which provides for a $300 million term loan facility and a $400 million revolving credit facility, both maturing on May 2, 2030. See Note (5) "Debt" for further information.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

VSE is a diversified aviation aftermarket products and services company providing maintenance, repair and overhaul ("MRO") services, parts distribution, logistics, supply chain management and consulting services for transportation assets to commercial and government markets.

Recent Developments

Sale of Fleet Segment

In April 2025, the Company completed the previously announced sale of its Fleet segment. See Note (3) "Discontinued Operations" and Note (13) "Subsequent Events" to the consolidated financial statements for further information.

Business Trends

During the first quarter of 2025, the Company's strong program execution of new and existing distribution awards, an expansion of product offerings and MRO capabilities, increased market activity, and contributions from recent acquisitions produced record results, with quarterly revenue reaching $256.0 million for the three months ended March 31, 2025, representing a 58% increase year-over-year. Market growth and share gains have resulted in increased repair and distribution revenue of 76% and 49%, respectively, during the three months ended March 31, 2025, compared to the same period for the prior year. The Company's growth has been driven by several strategic initiatives, including executing on newly awarded distribution agreements, the introduction of new products and service capabilities to its portfolio, the launch of a new OEM licensed manufacturing program and the opening of a new distribution facility in Europe, all of which further strengthened the Company's position in the aviation aftermarket. Additionally, expanding VSE's partnerships with OEM's has provided the Company new opportunities, including access to new markets with an established customer base.

The Company believes the acquisition of TCI in April 2024 and the recent acquisition of Kellstrom Aerospace in December 2024 are strongly aligned with VSE's core business and increases VSE's exposure to the high-growth, higher-margin aviation commercial engine MRO and distribution aftermarkets.

Results of Operations

The following table summarizes the Company's consolidated results of operations (in thousands):

	Three months ended March 31,
	2025	2024	Change ($)	Change (%)
Revenues	$256,045	$162,383	$93,662	58%
Costs and operating expenses	231,541	146,740	84,801	58%
Operating income	24,504	15,643	8,861	57%
Interest expense, net	7,939	9,190	(1,251)	(14)%
Income from continuing operations before income taxes	16,565	6,453	10,112	157%
Provision for income taxes	2,597	911	1,686	185%
Net income from continuing operations	$13,968	$5,542	$8,426	152%

Revenues. Revenues increased for the three months ended March 31, 2025, compared to the same period in the prior year primarily driven by contributions from the acquisitions of TCI and Kellstrom Aerospace, recently initiated distribution contract wins and improved demand for the Company's commercial aerospace products and services resulting from strong end market activity in global commercial air travel. Aviation distribution revenue increased $52.5 million, or 49%, and repair revenue increased $41.1 million, or 76%, for the three months ended March 31, 2025, compared to the same period in the prior year.

Costs and Operating Expenses. Costs and operating expenses increased for the three months ended March 31, 2025, compared to the same period in the prior year, primarily driven by higher revenue. Included in costs and operating expenses is the amortization of intangible assets related to acquisitions, which was $6.1 million for the three months ended March 31, 2025, compared to $3.4 million for the same period in the prior year.

Operating Income. Operating income increased for the three months ended March 31, 2025, compared to the same period of the prior year, primarily driven by revenue growth and a favorable shift in sales mix and pricing, partially offset by increased amortization of intangible assets and an increase in corporate acquisition and integration costs incurred during the current period.

Interest Expense. Interest expense decreased for the three months ended March 31, 2025, as compared to the same period in the prior year primarily due to a decrease in the Company's debt facility borrowings and a lower average interest rate on borrowings outstanding.

Provision for Income Taxes. The Company's effective tax rate for continued operations was 15.7% and 14.1% for the three months ended March 31, 2025 and 2024, respectively. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between the Company's statutory U.S. federal income tax rate and its effective tax rate. The higher effective tax rate for the three months ended March 31, 2025 was primarily driven by a lower impact from the excess stock compensation deduction on the current year's rate.

Liquidity and Capital Resources

Liquidity

The Company's internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect liquidity. Inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Accounts receivable and accounts payable levels can be affected by changes in the level of work performed and by the timing of large purchases. In addition to operating cash flows, other significant factors that affect the Company's overall management of liquidity include capital expenditures, and investments in the acquisition of businesses.

The Company's primary external financing sources are the capital markets and its credit agreement, which includes a term loan and a revolving facility, with an aggregate maximum borrowing capacity of the revolving facility of $350.0 million as of March 31, 2025. For the three months ended March 31, 2025, outstanding borrowings under the credit agreement increased $34.5 million. As of March 31, 2025, the Company had $270.0 million outstanding under the term loan, $197.0 million under the revolving facility, $0.8 million in outstanding letters of credit, and $152.2 million in unused commitments.

The Company believes its cash on hand, operating cash flows, and available credit under its credit agreement will provide sufficient liquidity for the Company's business operations as well as capital expenditures, dividends, and other capital requirements associated with its business operations over the next twelve months and thereafter for the foreseeable future.

New Credit Agreement

On May 2, 2025, the Company entered into a new credit agreement, which provides for a $300 million term loan facility and a $400 million revolving credit facility, both maturing on May 2, 2030. The new debt agreement provides a lower interest rate, greater flexibility and increased borrowing capacity. The new credit agreement replaces the Company's existing term loan and revolving credit facility, which were scheduled to mature in October 2026.

Borrowings under the new credit agreement will accrue interest at either the term SOFR rate plus the SOFR margin or ABR plus the ABR margin. The Company, at its option may select between one, three or six month Term SOFR Rates. The applicable SOFR margin or ABR margin will be determined based on the Company’s Total Net Leverage Ratio.

Cash Flows

The following table summarizes the Company's cash flows (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(46,632)	$(79,060)
Net cash (used) provided in investing activities	(129)	33,408
Net cash provided by financing activities	28,239	48,291
Net (decrease) increase in cash and cash equivalents	$(18,522)	$2,639

Cash used in operating activities decreased $32.4 million for the three months ended March 31, 2025, as compared to the same period of the prior year, primarily due to an increase in net income from continuing operations and improved receivable collections.

Cash used in investing activities was $0.1 million for the three months ended March 31, 2025, as compared to cash provided from investing activities of $33.4 million for the same period of the prior year. The change is primarily driven by $41.1 million in proceeds from the sale of the Federal and Defense segment in the prior year, as compared to just $2.7 million in proceeds from the sale in the current year as a result of the settlement of final amounts. Refer to Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Cash provided by financing activities decreased $20.1 million for the three months ended March 31, 2025, as compared to the same period of the prior year, primarily reflecting lower net borrowings of the Company's credit agreement during the current period.

The Company paid cash dividends totaling $2.1 million or $0.10 per share during the three months ending March 31, 2025. Pursuant to the terms of the credit agreement, payment of cash dividends are subject to annual restrictions. The Company has paid cash dividends annually since 1973.

Other Obligations and Commitments

There have not been any material changes to the Company's other obligations and commitments that were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K").

Inflation and Pricing

There have not been any material changes to this disclosure from those discussed in the Company's 2024 Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Disclosures About Market Risk

Interest Rate Risk

The Company's credit agreement provides available borrowing at variable interest rates. The Company's interest expense is impacted by the overall global economic and interest rate environment. Accordingly, future interest rate changes could potentially put the Company at risk for a material adverse impact on future earnings and cash flows. To mitigate this risk, the Company has employed interest rate hedges to fix rates on a portion of its borrowings for specified periods. For additional information related to the Company's debt and interest rate swaps, see Note (5) and Note (6), respectively, to the Consolidated Financial Statements.

The Company believes there have been no material changes in market risks from those discussed in the Company's 2024 Form 10-K.

Critical Accounting Policies, Estimates and Judgments

The Company's consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which requires the Company to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, the Company's reported results could be materially affected. Actual results may differ significantly from the Company's estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in the Company's 2024 Annual Report on Form 10-K for further discussions of the Company's significant accounting policies and estimates. There have been no significant changes in the Company's critical accounting estimates during the three months ended March 31, 2025, from those disclosed in the Company's 2024 Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on the Company's consolidated financial statements, see Note (1) "Nature of Business and Summary of Significant Accounting Policies — Recent Adopted Accounting Pronouncements” to the Company's Consolidated Financial Statements included in its 2024 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the acquisition of TCI and Kellstrom Aerospace, certain areas of the Company's internal control over financial reporting changed. These areas are primarily related to integrating corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at TCI and Kellstrom Aerospace, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structures at TCI and Kellstrom Aerospace have been modified to appropriately oversee and incorporate these activities into the overall control structure. The Company will continue to evaluate the need for additional internal controls over financial reporting.
There have been no additional changes in the Company's internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse impact on the Company’s business.

The U.S. and certain foreign countries have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. If any such tariffs were to increase the Company’s costs of obtaining materials or products from suppliers or increase the costs of selling the Company’s products to its customers, and the Company were unable to mitigate the impacts of any such increased costs, it could have a material adverse impact on its business and results of operations.

Other than as disclosed above in this section, there have been no material changes to the previously disclosed risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 Form 10-K”). The risk factors disclosed in the Company's 2024 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the period covered by this report other than 36,622 shares of common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Item 5.    Other Information

During the three months ended March 31, 2025, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

(a) Exhibits
Exhibit 2.1
Stock Purchase Agreement, dated February 17, 2025, by and among OEP Wheeler Intermediate, LLC, Wheeler Fleet Solutions, Co., and VSE Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 21, 2025)

Exhibit 10.1
Credit Agreement, dated as of May 2, 2025, by and among the Company as the borrower, each subsidiary of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent.

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

VSE CORPORATION

Date:	May 7, 2025	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Adam R. Cohn
Adam R. Cohn
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2025	By:	/s/ Tarang Sharma
Tarang Sharma
Chief Accounting Officer
(Principal Accounting Officer)