Form 10-Q
period 2025-06-30
VSE CORP
filed 2025-07-31
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of July 25, 2025: 20,676,320

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,906	$29,505
Receivables (net of allowance of $4.8 million and $4.1 million, respectively)	183,208	158,104
Contract assets	34,043	29,960
Inventories	463,216	434,059
Prepaid expenses and other current assets	56,246	30,899
Current assets held-for-sale	—	282,820
Total current assets	753,619	965,347
Property and equipment (net of accumulated depreciation of $27.1 million and $21.3 million, respectively)	80,243	71,041
Intangible assets (net of accumulated amortization of $86.8 million and $82.7 million, respectively)	208,536	197,157
Goodwill	428,665	428,263
Operating lease right-of-use assets	43,748	43,225
Note receivable	25,000	—
Earn-out receivable	23,300	—
Other assets	38,916	37,597
Total assets	$1,602,027	$1,742,630
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$7,500	$30,000
Accounts payable	140,465	145,492
Accrued expenses and other current liabilities	52,012	52,749
Dividends payable	2,068	2,059
Current liabilities held-for-sale	—	68,200
Total current liabilities	202,045	298,500
Long-term debt, less current portion	371,656	400,173
Deferred compensation	7,540	7,262
Long-term operating lease obligations	38,259	39,498
Other long-term liabilities	3,000	9,011
Total liabilities	622,500	754,444
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 44,000,000 shares; issued and outstanding 20,676,320 and 20,590,496, respectively	1,034	1,030
Additional paid-in capital	595,001	591,600
Retained earnings	382,572	392,484
Accumulated other comprehensive income	920	3,072
Total stockholders' equity	979,527	988,186
Total liabilities and stockholders' equity	$1,602,027	$1,742,630

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Products	$173,603	$115,448	$334,154	$223,471
Services	98,536	77,380	194,030	131,740
Total revenues	272,139	192,828	528,184	355,211

Costs and operating expenses:
Products	144,828	96,624	281,695	189,285
Services	89,795	72,636	176,024	120,440
Selling, general and administrative expenses	8,516	3,780	10,827	6,705
Lease abandonment costs	—	12,857	—	12,857
Amortization of intangible assets	6,487	4,329	12,621	7,679
Total costs and operating expenses	249,626	190,226	481,167	336,966
Operating income	22,513	2,602	47,017	18,245

Interest expense, net	6,445	9,826	14,384	19,016
Income (loss) from continuing operations before income taxes	16,068	(7,224)	32,633	(771)
Provision (benefit) for income taxes	2,430	(1,936)	5,027	(1,025)
Net income (loss) from continuing operations	13,638	(5,288)	27,606	254
(Loss) income from discontinued operations, net of tax	(10,441)	2,511	(33,382)	(9,642)
Net income (loss)	$3,197	$(2,777)	$(5,776)	$(9,388)

Earnings (loss) per share:
Basic
Continuing operations	$0.66	$(0.31)	$1.34	$0.02
Discontinued operations	(0.51)	0.15	(1.62)	(0.59)
	$0.15	$(0.16)	$(0.28)	$(0.57)
Diluted
Continuing operations	$0.66	$(0.31)	$1.33	$0.01
Discontinued operations	(0.50)	0.15	(1.61)	(0.58)
	$0.16	$(0.16)	$(0.28)	$(0.57)

Weighted average shares outstanding:
Basic	20,670,239	17,152,661	20,644,215	16,468,288
Diluted	20,731,397	17,202,115	20,735,979	16,571,033

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$3,197	$(2,777)	$(5,776)	$(9,388)
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	(698)	221	(2,152)	2,725
Total other comprehensive (loss) income, net of tax	(698)	221	(2,152)	2,725
Comprehensive income (loss)	$2,499	$(2,556)	$(7,928)	$(6,663)

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three months ended June 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at March 31, 2025	20,670	$1,033	$591,650	$381,443	$1,618	$975,744
Net income	—	—	—	3,197	—	3,197
Stock-based compensation	7	1	3,351	—	—	3,352
Other comprehensive loss, net of tax	—	—	—	—	(698)	(698)
Dividends declared ($0.10 per share)	—	—	—	(2,068)	—	(2,068)
Balance at June 30, 2025	20,677	$1,034	$595,001	$382,572	$920	$979,527

	Three months ended June 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at March 31, 2024	15,834	$792	$230,805	$376,505	$4,636	$612,738
Net loss	—	—	—	(2,777)	—	(2,777)
Issuance of common stock	2,430	122	161,571	—	—	161,693
Stock issuance in connection with acquisition	127	6	9,994	—	—	10,000
Stock-based compensation	29	1	1,296	—	—	1,297
Other comprehensive income, net of tax	—	—	—	—	221	221
Dividends declared ($0.10 per share)	—	—	—	(1,856)	—	(1,856)
Balance at June 30, 2024	18,420	$921	$403,666	$371,872	$4,857	$781,316

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Six months ended June 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	20,591	$1,030	$591,600	$392,484	$3,072	$988,186
Net loss	—	—	—	(5,776)	—	(5,776)
Stock-based compensation	86	4	3,401	—	—	3,405
Other comprehensive loss, net of tax	—	—	—	—	(2,152)	(2,152)
Dividends declared ($0.20 per share)	—	—	—	(4,136)	—	(4,136)
Balance at June 30, 2025	20,677	$1,034	$595,001	$382,572	$920	$979,527

	Six months ended June 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	15,757	$788	$229,103	$384,702	$2,132	$616,725
Net loss	—	—	—	(9,388)	—	(9,388)
Issuance of common stock	2,430	122	161,571	—	—	161,693
Stock issuance in connection with acquisition	127	6	9,994	—	—	10,000
Stock-based compensation	106	5	2,998	—	—	3,003
Other comprehensive income, net of tax	—	—	—	—	2,725	2,725
Dividends declared ($0.20 per share)	—	—	—	(3,442)	—	(3,442)
Balance at June 30, 2024	18,420	$921	$403,666	$371,872	$4,857	$781,316

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
	(a)	(a)
Cash flows from operating activities:
Net loss	$(5,776)	$(9,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,540	12,868
Amortization of debt issuance cost	1,067	665
Deferred taxes	(3,474)	(6,925)
Stock-based compensation	6,663	4,812
Impairment and loss on sale of business segments	47,203	16,867
Loss on sale of property and equipment	10	421
Lease abandonment costs	—	12,857
Earn-out receivable adjustment	5,900	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(30,051)	(38,292)
Contract assets	(2,969)	6,240
Inventories	(25,478)	(25,408)
Prepaid expenses and other current assets and other assets	(26,144)	(14,584)
Operating lease assets and liabilities, net	(1,573)	(362)
Accounts payable and deferred compensation	(13,724)	(47,047)
Accrued expenses and other liabilities	(5,935)	(9,312)
Net cash used in operating activities	(34,741)	(96,588)
Cash flows from investing activities:
Purchases of property and equipment	(8,464)	(11,674)
Proceeds from the sale of business segments, net of cash divested	138,816	42,118
Cash paid for acquisitions, net of cash acquired	(47,739)	(112,264)
Net cash provided by (used in) investing activities	82,613	(81,820)
Cash flows from financing activities:
Borrowings on bank credit facilities	624,881	419,881
Repayments on bank credit facilities	(674,381)	(386,381)
Proceeds from issuance of common stock	463	161,692
Payment of debt financing costs	(2,584)	—
Payment of taxes for equity transactions	(4,248)	(2,545)
Dividends paid	(4,127)	(3,176)
Net cash (used in) provided by financing activities	(59,996)	189,471
Net (decrease) increase in cash and cash equivalents	(12,124)	11,063
Cash and cash equivalents, beginning of period	29,030	7,930
Cash and cash equivalents, end of period	$16,906	$18,993

Supplemental disclosure of noncash investing and financing activities:
Note receivable from the sale of business segment	$25,000	$—
Earn-out receivable from the sale of business segment	$29,200	$—

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
June 30, 2025

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation (collectively, with its consolidated subsidiaries), "VSE," or the "Company," is a leading provider of aftermarket parts distribution and maintenance, repair and overhaul ("MRO") services for air transportation assets for commercial and government markets. The Company operates in one reportable segment aligned with the Company's operating segment: Aviation.

Basis of Presentation

The Company's accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). In the Company's opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

In April 2025, VSE completed the previously announced sale of all of the issued and outstanding shares of common stock of its Fleet segment. See Note (3) "Discontinued Operations" for further information. The consolidated financial statements present the results of operations for the Fleet segment as discontinued operations for all periods presented, and the related assets and liabilities as held-for-sale as of December 31, 2024.

In February 2024, VSE completed the sale of substantially all of the Federal and Defense segment assets. See Note (3) "Discontinued Operations" for further information. The consolidated financial statements present the results of operations for the Federal and Defense segment as discontinued operations for all periods presented.

Certain reclassifications, including reclassifications for discontinued operations, have been made to the prior period financial information to reflect discontinued operations classification. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

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

(2) Acquisitions

2025 Acquisition

Turbine Weld Industries, LLC ("Turbine Weld")

On May 1, 2025, the Company acquired Turbine Weld for a total cash consideration of $49.9 million, net of cash acquired of $0.9 million. The acquisition purchase price was funded by borrowings under the Company's revolving credit facility. Turbine Weld is a specialized MRO service provider of complex technical and proprietary engine components for business and general aviation platforms. The acquisition strengthens the Company’s MRO portfolio of services by broadening technical capabilities and expanding the repair portfolio. The acquisition is not material to the Company's consolidated financial statements.

The preliminary allocation of the purchase price resulted in net tangible assets, excluding cash acquired, of $12.6 million, goodwill of $13.3 million, and a customer-related intangible asset of $24.0 million, which is being amortized over a period of 10 years. Goodwill resulting from the acquisition of Turbine Weld reflects the strategic advantage of expanding the Company's MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the Turbine Weld opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

The Company incurred $1.0 million and $1.5 million in acquisition-related expenses related to the Turbine Weld acquisition during the three and six months ended June 30, 2025, respectively, which are included in selling, general and administrative expenses.

2024 Acquisitions

Turbine Controls, Inc. ("TCI")

On April 24, 2024, the Company completed the acquisition of TCI for a total consideration of $122.4 million. The total consideration consisted of cash consideration of $112.4 million, net of $1.2 million cash acquired, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $10.0 million. The purchase price of this acquisition was funded by borrowings under the Company's revolving credit facility. TCI is a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition presents an opportunity for the Company to accelerate its MRO strategy, including expanding the Company's repair capability offerings and adding several new OEM relationships.

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

The Company incurred $0.5 million and $2.0 million in acquisition-related expenses related to the TCI acquisition during the three and six months ended June 30, 2024, respectively, which are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for TCI and VSE Corporation for the three and six months ended June 30, 2025, and 2024, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$272,139	$199,940	$528,184	$386,993
Income (loss) from continuing operations	$13,638	$(5,407)	$27,606	$859

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

Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace")

On December 3, 2024, the Company completed the acquisition of Kellstrom Aerospace for a total consideration of approximately $188.9 million, consisting of cash consideration of $168.6 million, net of $10.6 million cash acquired, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $20.3 million. The purchase price of this acquisition was funded by the Company's October 2024 underwritten public offering and borrowings under the Company's revolving credit facility. Kellstrom Aerospace is a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket. The acquisition provides an opportunity to improve the Company's position in the commercial aviation aftermarket by expanding product and capability offerings both domestically and internationally, including participation in aircraft engine maintenance events.

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

During the six months ended June 30, 2025, the purchase price allocation was adjusted as a result of working capital and to reflect measurement period adjustments based on new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a $12.9 million decrease to goodwill, driven by a $8.4 million increase to deferred tax assets, a $2.3 million fair value step up to operating lease right-of-use assets, and a $2.2 million working capital settlement which reduced net purchase consideration.

The adjusted preliminary purchase price is as follows (in thousands):

Receivables	$27,379
Contract assets	2,925
Inventories	37,686
Prepaid expenses and other current assets	2,723
Property and equipment, net	10,301
Intangible asset - customer related	41,900
Goodwill	87,771
Operating lease right-of-use assets	14,141
Deferred tax assets	8,243
Total assets acquired	233,069
Accounts payable	(27,750)
Accrued expense and other current liabilities	(6,153)
Long-term operating lease obligations	(10,300)
Total liabilities assumed	(44,203)
Net assets acquired, excluding cash	$188,866

Cash consideration, net of cash acquired	$168,599
VSE common stock, at fair value	20,267
Total	$188,866

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
Acquisition-related expenses related to the Kellstrom Aerospace acquisition totaled $0.7 million for the six months ended June 30, 2025, and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Kellstrom Aerospace and VSE Corporation for the six months ended June 30, 2025, and 2024, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$272,139	$243,102	$528,184	$443,860
Income (loss) from continuing operations	$13,638	$(4,972)	$28,199	$2,474

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

(3) Discontinued Operations

Sale of Fleet Segment

On April 1, 2025, VSE completed the previously announced sale of its Fleet segment for a total consideration of up to $230 million (the “Fleet Sale”). This consideration is comprised of $136.1 million of cash, net of $4.8 million cash divested, and is subject to post-close net working capital adjustments. The Company also received a $25 million seller note and an earn-out payment of up to $65 million, subject to the achievement of certain milestones. The seller note is scheduled to mature in July 2030. See Note (11) "Fair Value Measurements" for information regarding the fair value of the earn-out. The Fleet Sale is consistent with the Company's long-term strategy of transforming to a pure-play aviation business focused on higher margin and higher growth aftermarket parts distribution and MRO businesses.

During the six months ended June 30, 2025, the Company recorded a total loss of $47.0 million, inclusive of $3.8 million of transaction fees. The loss was comprised of a pre-tax impairment charge on the Fleet assets held-for-sale of $33.7 million and a pre-tax loss on the Fleet Sale of $13.3 million, which was primarily attributable to a $8.3 million adjustment of a deferred tax liability related to the pre-tax impairment from the first quarter of 2025 and the impact of working capital adjustments of $5.0 million. The total loss is included in (loss) income from discontinued operations, net of tax in the consolidated statements of operations.

Sale of Federal and Defense Segment

In February 2024, VSE entered into two separate agreements to sell substantially all the Federal and Defense segment's operational assets ("FDS Sale") for cash consideration of $42.9 million. The FDS Sale is consistent with the Company's long-term strategic growth strategy of transforming to a pure-play aviation business focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. The Company recorded a pre-tax loss on the FDS Sale of $0.2 million during the six months ended June 30, 2025 related to a settlement of net working capital, and a pre-tax loss of $12.7 million and transaction fees of $2.5 million for the six months ended June 30, 2024. All such losses and transaction fees are included in (loss) income from discontinued operations, net of tax in the consolidated statements of operations.

The components of (loss) income from discontinued operations, net of tax for the three and six months ended June 30, 2025 and 2024, consist of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues	$—	$73,131	$75,358	$178,556
Costs and operating expenses	36	69,601	71,865	174,853
(Loss) income from discontinued operations	(36)	3,530	3,493	3,703
Other impairment	—	—	33,708	4,204
Loss on the sale of discontinued operations	13,251	—	13,495	12,663
Total (loss) income before income taxes	(13,287)	3,530	(43,710)	(13,164)
(Benefit) provision for income taxes	(2,846)	1,019	(10,328)	(3,522)
(Loss) income from discontinued operations, net of tax	$(10,441)	$2,511	$(33,382)	$(9,642)

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

December 31,
2024
Assets
Cash and cash equivalents	$(475)
Receivables, net	39,459
Inventories	142,259
Prepaid expenses and other current assets	11,057
Property and equipment, net	14,546
Intangible assets, net	124
Goodwill	63,190
Operating lease right-of-use assets	10,101
Other assets	2,559
Total assets held-for-sale	$282,820
Liabilities
Accounts payable	$42,099
Accrued expenses and other current liabilities	9,446
Long-term operating lease obligations	8,645
Deferred tax liabilities	8,010
Total liabilities held-for-sale	$68,200

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the six months ended June 30,
	2025	2024
Depreciation and amortization	$731	$1,675
Stock-based compensation (a)	$(225)	$425
Purchases of property and equipment	$208	$1,738
(a) Stock-based compensation benefit was recognized during the six months ended June 30, 2025 due to forfeitures in the period.

(4) Revenue

Disaggregation of Revenues
The Company's revenues are derived from the delivery of products to and services performed for its commercial and government customers.

A summary of revenues by customer for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Commercial	$271,288	$191,296	$526,241	$349,280
Government	851	1,532	1,943	5,931
Total	$272,139	$192,828	$528,184	$355,211

A summary of revenues by type for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024 (a)	2025	2024 (a)
Repair	$98,536	$77,380	$194,030	$131,740
Distribution	173,603	115,448	334,154	223,471
Total	$272,139	$192,828	$528,184	$355,211
(a) Certain revenue amounts in the prior year have been reclassified to conform to current presentation of revenue type categories.

Contract Balances

Contract balances were as follows (in thousands):

		June 30,	December 31,
	Financial Statement Classification	2025	2024
Billed and billable receivables	Receivables, net	$183,208	$158,104
Contract assets - unbilled receivables	Contract assets	$34,043	$29,960
Contract liabilities	Accrued expenses and other current liabilities	$2,825	$4,479

For the six months ended June 30, 2025 and 2024, the Company recognized revenue that was previously included in the beginning balance of contract liabilities of $3.0 million and $1.7 million, respectively.

(5) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Bank credit facility - term loan	$300,000	$277,500
Bank credit facility - revolving facility	83,000	155,000
Principal amount of long-term debt	383,000	432,500
Less: debt issuance costs	(3,844)	(2,327)
Total debt	379,156	430,173
Less: current portion	(7,500)	(30,000)
Long-term debt, less current portion	$371,656	$400,173

On May 2, 2025, the Company entered into a new credit agreement, which provides for a $300 million term loan facility and a $400 million revolving credit facility, both maturing on May 2, 2030. The revolving credit facility includes an aggregate amount of $30 million which is available through a sub facility in the form of letters of credit. The new credit agreement replaced the Company's existing term loan and revolving credit facility. The proceeds of the term loan were utilized to pay fees and expenses incurred in connection with the new agreement and to repay, in full, amounts outstanding under the previous credit agreement.

Borrowings under the new credit agreement accrue interest at either the term SOFR or ABR, plus in each case an applicable margin (based on the Company's Total Net Leverage Ratio). The ABR for any day is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus .50%; (ii) the Prime Rate and (iii) the daily SOFR rate plus 1%. The applicable margin for term SOFR loans ranges from 1.25% to 2.25% and for ABR loans from 0.25% to 1.25%. The Company also pays a commitment fee with respect to undrawn amounts under the revolving loan facility ranging from .20% to .30% (based on the Company's Total Net Leverage Ratio) and fees on letters of credit that are issued.

The Company incurred $2.6 million of fees in connection with the new credit agreement, of which $2.3 million were deferred as debt issuance costs and will be amortized to interest expense over the remaining term of the agreement.

As of June 30, 2025, the interest rate on the Company's outstanding term loan borrowings and weighted average interest rate on its aggregate outstanding revolving facility were 6.08% and 6.07%, respectively. As of June 30, 2025 and December 31, 2024, the Company had letters of credit outstanding of $0.6 million and $0.8 million, respectively.

Future required term loan and revolving facility payments as of June 30, 2025 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Total
Remainder of 2025	$3,750	$—	$3,750
2026	7,500	—	7,500
2027	11,250	—	11,250
2028	20,625	—	20,625
2029	22,500	—	22,500
2030	234,375	83,000	317,375
Total	$300,000	$83,000	$383,000

Restrictive covenants of the new credit agreement include a maximum Total Net Leverage Ratio and a minimum Interest Coverage Ratio. The Company was in compliance with the required ratios and other terms and conditions under its credit agreement as of June 30, 2025.

(6) Derivative Instruments and Hedging Activities

The Company's derivative instruments designated as cash flow hedges as of June 30, 2025 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company's floating rate debt. For the three and six months ended June 30, 2025, the Company reclassified $0.5 million and $1.1 million, respectively, from accumulated other comprehensive income to interest expense, net. The Company estimates that it will reclassify $0.8 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following June 30, 2025. See Note (11) "Fair Value Measurements" for the fair value of the interest rate swaps.

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	20,670,239	17,152,661	20,644,215	16,468,288
Effect of dilutive shares	61,158	49,454	91,764	102,745
Diluted weighted average common shares outstanding	20,731,397	17,202,115	20,735,979	16,571,033

(8) Commitments and Contingencies

Contingencies

The Company may have certain claims in the normal course of business, including legal proceedings, against it and against other parties. Legal liabilities are recorded when it is probable that the outcome in a proceeding will be unfavorable and the related loss amount can be reasonably estimated. In the Company's opinion, the resolution of these claims will not have a material adverse effect on its results of operations, financial condition, or cash flows.

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

(9) Business Segment

The sale of the Company's Fleet and Federal and Defense segments allow VSE to focus on a long-term strategic growth strategy focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. Following the sales of the Fleet and Federal and Defense segments, management of the Company's business operations is conducted under a single reportable operating segment: Aviation. The Company's Aviation segment provides aftermarket MRO and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, MRO services including engine components and accessories, fuel controls, avionics, pneumatics, hydraulics, wheel and brake, and rotable exchange and supply chain services.

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

Net sales of the Company exclude intercompany sales as these activities are eliminated in consolidation. The Company's segment information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$272,139	$192,828	$528,184	$355,211
Costs and operating expenses:
Segment costs (a)	221,397	157,946	431,415	288,878
Depreciation and amortization (b)	9,626	6,034	18,792	10,968
Allocated corporate cost (c)	6,044	4,380	11,381	8,587
Unallocated corporate costs	12,559	21,866	19,579	28,533
Operating income	22,513	2,602	47,017	18,245
Interest expense, net	6,445	9,826	14,384	19,016
Provision (benefit) for income taxes	2,430	(1,936)	5,027	(1,025)
(Loss) income from discontinued operations, net of tax	(10,441)	2,511	(33,382)	(9,642)
Net income (loss)	$3,197	$(2,777)	$(5,776)	$(9,388)

(a) Segment costs consist of material, labor, overhead, and selling, general, and administrative costs attributable to the Aviation segment.
(b) This line item includes only depreciation and amortization attributable to the Aviation segment.
(c) Primarily includes costs for information technology, human resources, accounting, and legal support services allocated to the Aviation segment.

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows (in thousands):

Carrying Amount
Balance as of December 31, 2024	$428,263
Acquisitions	13,342
Measurement period adjustments	(12,940)
Balance as of June 30, 2025	$428,665

Goodwill increased during the six months ended June 30, 2025 in connection with the acquisition of Turbine Weld during the three months ended June 30, 2025, offset by measurement period adjustments for the Kellstrom Aerospace acquisition. See Note (2) "Acquisitions" for further information.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
June 30, 2025
Customer-related	$295,350	$(86,814)	$208,536

December 31, 2024
Customer-related	$271,350	$(74,193)	$197,157
Trade names	8,500	(8,500)	—
Total	$279,850	$(82,693)	$197,157

The gross carrying amount of customer-related intangibles increased during the six months ended June 30, 2025, in connection with the acquisition of Turbine Weld during the period as discussed in Note (2) "Acquisitions." The increase was offset by intangible assets with a cost of $8.5 million which were fully amortized as of December 31, 2024, and are no longer being reflected in the intangible asset values as of June 30, 2025. The weighted-average useful life for all intangible assets as of June 30, 2025 is 12.2 years.

As of June 30, 2025, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year ending	Amount
Remainder of 2025	$13,374
2026	26,749
2027	25,002
2028	24,169
2029	24,106
2030	23,666
Thereafter	71,470
Total	$208,536

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2025	Fair Value December 31, 2024
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$659	$629
Interest rate swaps	Other assets	Level 2	$1,225	$4,093
Earn-out receivable	Earn-out receivable	Level 3	$23,300	$—
(a) Non-Company Owned Life Insurance ("COLI") assets held in the Company's deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

The carrying amounts of cash and cash equivalents, receivables, accounts payable and amounts included in prepaid expenses and other current assets and accrued expenses and other current liabilities that meet the definition of a financial instrument approximate fair value due to their relatively short maturity. The carrying value of the note receivable approximates fair value as the stated interest income effectively offsets the time value of money, resulting in minimal discounting impact. The carrying value of the Company's outstanding debt obligations approximates its fair value. The fair value of the note receivable and long-term debt are calculated using Level 2 inputs based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements.

In connection with the sale of the Fleet segment in April 2025, the Company may receive up to $65 million in earn-out payments should the Fleet segment achieve certain milestones during 2025. The initial fair value of the earn-out receivable was determined using a modified Black-Scholes model. The modified Black-Scholes model is based on significant inputs not observed in the market and thus represents a Level 3 measurement. The significant unobservable inputs include a selected asset volatility of 65%, which was selected in part based on the median of guideline public companies analyzed, and a discount rate of 17.4%. Changes in these assumptions could result in a material change to the amount of the fair value measurement. Pursuant to the sale agreement, half of the earn-out amount, if any, is due to the Company by December 31, 2026, with the second half due by June 30, 2027.

The following table presents the changes in the fair value of the earn-out receivable:

Earn-out Receivable
Balance as of December 31, 2024	$—
Sale date fair value of earn-out	29,200
Subsequent fair value adjustments	(5,900)
Balance as of June 30, 2025	$23,300

The sale date fair value of the earn-out receivable was utilized in calculating the Company's impairment loss on Fleet assets classified as held-for-sale, which was recognized during the first quarter of 2025 and is included in (loss) income from discontinued operations, net of tax, in the consolidated statements of operations. Following the Fleet sale, any subsequent fair value adjustments to the earn-out receivable will be recorded within selling, general and administrative expenses in the consolidated statements of operations.

(12) Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

The Company's effective tax rate for continuing operations was 15.1% and 15.4% for the three and six months ended June 30, 2025 respectively, and 26.8% and 132.9% for the three and six months ended June 30, 2024 respectively. The effective tax rate was lower for the three and six months ended June 30, 2025 compared to the same periods of the prior year primarily due to lower book income in 2024, a higher excess stock compensation deduction recognized for tax purposes in connection with current year stock vesting, and a valuation allowance reversal for certain tax attributes in 2025.

On July 4, 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to the Internal Revenue Code that may result in changes to the Company’s income tax expense. The Company is currently evaluating the impacts of the OBBBA but does not believe that changes in tax law will materially affect the Company’s operating performance or financial position.

(13) Lease Abandonment and Other Restructuring Costs

In connection with the FDS sale as described in Note (3) "Discontinued Operations," the Company implemented post-sale changes that resulted in one-time lease abandonment charges of $12.9 million related to its former headquarters office space during the three and six months ended June 30, 2024. Additionally, the Company incurred $3.8 million in corporate restructuring expenses during the same period, primarily related to the cancellation of contracts and leasing agreements associated with the FDS Sale.

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

Acquisition of Turbine Weld Industries, LLC

In May 2025, the Company completed the acquisition of Turbine Weld Industries, LLC ("Turbine Weld"), a specialized MRO provider of complex technical and proprietary engine components for business and general aviation platforms. See Note (2) "Acquisitions" for further information.

New Credit Agreement

In May 2025, the Company entered into a new credit agreement, which fully replaced its previous credit agreement. See Note (5) "Debt" to the consolidated financial statements for further information.

Business Trends

During the second quarter of 2025, the Company's strong execution of new and existing distribution awards, the expansion of product line and repair capabilities, and contributions from recent acquisitions produced strong results, with quarterly revenue reaching $272.1 million for the three months ended June 30, 2025, representing a 41% increase year-over-year. Market growth, share gains and solid end-market activity have resulted in increased distribution and repair revenue of 50% and 27%, respectively, during the three months ended June 30, 2025, compared to the same period for the prior year. The Company's growth has been driven by several strategic initiatives, including executing on newly awarded distribution agreements, most notably the Pratt & Whitney Canada EMEA program, the introduction of new products and service capabilities to its portfolio, including its new Original Equipment Manufacturers ("OEM") licensed manufacturing program, and contributions from recent acquisitions. Additionally, expanding the Company's partnerships with OEMs has provided it new opportunities, including access to new markets with an established customer base.

The Company believes the acquisition of TCI in April 2024, the acquisition of Kellstrom Aerospace in December 2024 and the recent acquisition of Turbine Weld in May 2025 are strongly aligned with VSE's core business and increases the Company's exposure to the high-growth, higher-margin engine aftermarket. Furthermore, the Company believes that the Honeywell FCS acquisition in September 2023 to exclusively manufacture, sell, market, distribute, and repair certain fuel control systems, expands its existing capabilities and provides access to new customers and end markets.

Results of Operations

The following table summarizes the Company's consolidated results of operations (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Revenues	$272,139	$192,828	$79,311	41%	$528,184	$355,211	$172,973	49%
Costs and operating expenses	249,626	190,226	59,400	31%	481,167	336,966	144,201	43%
Operating income	22,513	2,602	19,911	765%	47,017	18,245	28,772	158%
Interest expense, net	6,445	9,826	(3,381)	(34)%	14,384	19,016	(4,632)	(24)%
Income (loss) from continuing operations before income taxes	16,068	(7,224)	23,292	322%	32,633	(771)	33,404	4,333%
Provision (benefit) for income taxes	2,430	(1,936)	4,366	226%	5,027	(1,025)	6,052	590%
Net income (loss) from continuing operations	$13,638	$(5,288)	$18,926	358%	$27,606	$254	$27,352	10,769%

Revenues. Revenues increased for the three and six months ended June 30, 2025, compared to the same periods in the prior year primarily driven by contributions from the acquisitions of TCI, Kellstrom Aerospace, and Turbine Weld, recently initiated distribution contract wins and improved demand for the Company's commercial aerospace and business and general aviation products and services resulting from solid end market activity in air travel. Aviation distribution revenue increased $58.2 million, or 50%, and repair revenue increased $21.2 million, or 27%, for the three months ended June 30, 2025, compared to the same period in the prior year. Aviation distribution revenue increased $110.7 million, or 50%, and repair revenue increased $62.3 million, or 47%, for the six months ended June 30, 2025, compared to the same period in the prior year.

Costs and Operating Expenses. Costs and operating expenses increased for the three and six months ended June 30, 2025, compared to the same periods in the prior year primarily due to increases in revenue. Included in costs and operating expenses is the amortization of intangible assets related to acquisitions, which was $6.5 million for the three months ended June 30, 2025, compared to $4.3 million for the same period in the prior year. Amortization of intangible assets was $12.6 million for the six months ended June 30, 2025, compared to $7.7 million for the same period in the prior year. Additionally, the Company incurred a $5.9 million valuation adjustment charge on the earn-out receivable from the Fleet sale during the three months ended June 30, 2025.

Operating Income. Operating income increased for the three and six months ended June 30, 2025, compared to the same periods of the prior year primarily due to the previously mentioned improved current period revenues and one-time prior year charges, including a lease abandonment charge of $12.9 million and corporate restructuring charges of $3.8 million. These operating income increases were partially offset by the previously mentioned increased amortization of intangible assets, an earn-out valuation adjustment charge, and an increase in corporate acquisition and integration costs incurred during the current periods.

Interest Expense. Interest expense decreased for the three and six months ended June 30, 2025, as compared to the same periods in the prior year primarily due to a decrease in the Company's debt facility borrowings and a lower average interest rate on borrowings outstanding.

Provision for Income Taxes. The Company's effective tax rate for continuing operations was 15.1% and 15.4% for the three and six months ended June 30, 2025 respectively, and 26.8% and 132.9% for the three and six months ended June 30, 2024 respectively. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between the Company's statutory U.S. federal income tax rate and its effective tax rate. The lower effective tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to lower book income in 2024, a higher excess stock compensation deduction recognized for tax purposes in connection with current year stock vesting, and a valuation allowance reversal for certain tax attributes in 2025.

Liquidity and Capital Resources

Liquidity

On May 2, 2025, the Company entered into a new credit agreement, which provides for a $300 million term loan facility and a $400 million revolving credit facility, both maturing on May 2, 2030. The new debt agreement provides a lower interest rate, greater flexibility and increased borrowing capacity. The new credit agreement replaced the Company's previous term loan and revolving credit facility, which were scheduled to mature in October 2026.

Borrowings under the new credit agreement will accrue interest at either the term SOFR rate plus the SOFR margin or ABR plus the ABR margin. The Company, at its option may select between one, three or six month Term SOFR Rates. The applicable SOFR margin or ABR margin will be determined based on the Company’s Total Net Leverage Ratio.

The Company's primary sources of external financing are the capital markets and its credit agreement. The Company's internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated inventory, accounts receivable and accounts payable, and profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect the Company's liquidity. Inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Accounts receivable and accounts payable levels can be affected by changes in the level of work the Company performs and by the timing of large purchases. In addition to operating cash flows, other significant factors that affect the Company's overall management of liquidity include capital expenditures, divestitures, and investments in the acquisition of businesses.

The Company's outstanding borrowings under the credit agreement decreased approximately $49.5 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had outstanding borrowings under its term loan of $300.0 million, borrowings outstanding under its revolving facility of $83.0 million, outstanding letters of credit of $0.6 million, and $316.4 million of unused commitments under the credit agreement.

The Company believes its existing balances of cash and cash equivalents, along with its cash flows from operations and debt instruments under its credit agreement mentioned above, will provide sufficient liquidity for business operations as well as capital expenditures, dividends, and other capital requirements associated with its business operations over the next twelve months and thereafter for the foreseeable future.

Cash Flows

The following table summarizes the Company's cash flows (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(34,741)	$(96,588)
Net cash provided by (used in) investing activities	82,613	(81,820)
Net cash (used in) provided by financing activities	(59,996)	189,471
Net (decrease) increase in cash and cash equivalents	$(12,124)	$11,063

Cash used in operating activities decreased $61.8 million for the six months ended June 30, 2025, as compared to the same period of the prior year. The decrease was primarily due to an increase in net income from continuing operations and improved receivable collections.

Cash provided by investing activities increased $164.4 million for the six months ended June 30, 2025, as compared to the same period of the prior year. The increase was primarily due to cash provided during the current period of $138.8 million related to the Fleet and FDS sales, net of cash divested, offset by cash provided in the prior period of $42.1 million related to the FDS sale. The increase was also driven by higher cash paid for the prior year TCI acquisition, net of cash acquired, of $112.3 million, as compared to cash paid for the current year Turbine Weld acquisition, net of cash acquired, of $49.9 million. See Note (2) "Acquisitions" and Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Cash used in financing activities increased $249.5 million for the six months ended June 30, 2025, as compared to the same period of the prior year. The increase was primarily due to net repayments of debt during the current period of $49.5 million, as compared to net borrowings of debt during the prior period of $33.5 million. The increase was also driven by the prior period receipt of $162.0 million in proceeds related to the Company's public underwritten offering of its common stock in May 2024.

The Company paid cash dividends totaling $4.1 million or $0.20 per share during the six months ending June 30, 2025. Pursuant to the Company's credit agreement, the payment of cash dividends is subject to annual restrictions. The Company has paid cash dividends annually since 1973.

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

Disclosures About Market Risk

Interest Rate Risk

The Company's credit agreement provides available borrowing at variable interest rates. The Company's interest expense is impacted by the overall global economic and interest rate environment. Accordingly, future interest rate changes could potentially put the Company at risk for a material adverse impact on future earnings and cash flows. To mitigate this risk, the Company has employed interest rate hedges to fix rates on a portion of its outstanding borrowings for specified periods. For additional information related to the Company's debt and interest rate swaps, see Note (5) and Note (6), respectively, to the Consolidated Financial Statements.

The Company believes there have been no material changes in market risks from those discussed in the Company's 2024 Form 10-K.

Critical Accounting Policies, Estimates and Judgments

The Company's consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which requires the Company to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, the Company's reported results could be materially affected. Actual results may differ significantly from the Company's estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in the Company's 2024 Annual Report on Form 10-K for further discussions of the Company's significant accounting policies and estimates. There have been no significant changes in the Company's critical accounting estimates during the six months ended June 30, 2025, from those disclosed in the Company's 2024 Form 10-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the Company's acquisitions of Kellstrom Aerospace and Turbine Weld, certain areas of the Company's internal control over financial reporting changed. These areas are primarily related to integrating corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at Kellstrom Aerospace and Turbine Weld, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structures at Kellstrom Aerospace and Turbine Weld have been modified to appropriately oversee and incorporate these activities into the overall control structure. The Company will continue to evaluate the need for additional internal controls over financial reporting.
There have been no additional changes in the Company's internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 Form 10-K”) and in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the "2025 Q1 10-Q"). The risk factors disclosed in the Company's 2024 Form 10-K and 2025 Q1 10-Q should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the period covered by this report other than 194 shares of common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Item 5.    Other Information

During the three months ended June 30, 2025, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

(a) Exhibits
Exhibit 3.1	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 8, 2025
Exhibit 10.1
Credit Agreement, dated as of May 2, 2025, by and among the Company as the borrower, each subsidiary of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-03676) filed on May 7, 2025)

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

VSE CORPORATION

Date:	July 31, 2025	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	July 31, 2025	By:	/s/ Adam R. Cohn
Adam R. Cohn
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2025	By:	/s/ Tarang Sharma
Tarang Sharma
Chief Accounting Officer
(Principal Accounting Officer)