Form 10-Q
period 2025-09-30
VSE CORP
filed 2025-10-27
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of October 24, 2025: 20,686,361

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

PART I.  FINANCIAL INFORMATION
Item 1.        Financial Statements

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,784	$29,505
Receivables (net of allowance of $5.4 million and $4.1 million, respectively)	176,399	158,104
Contract assets	34,027	29,960
Inventories	464,315	434,059
Prepaid expenses and other current assets	38,755	30,899
Current assets held-for-sale	—	282,820
Total current assets	722,280	965,347
Property and equipment (net of accumulated depreciation of $30.8 million and $21.3 million, respectively)	82,986	71,041
Intangible assets (net of accumulated amortization of $93.5 million and $82.7 million, respectively)	201,849	197,157
Goodwill	428,705	428,263
Operating lease right-of-use assets	42,975	43,225
Note receivable	26,342	—
Other assets	55,310	37,597
Total assets	$1,560,447	$1,742,630
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$7,500	$30,000
Accounts payable	112,425	145,492
Accrued expenses and other current liabilities	61,357	52,749
Dividends payable	2,069	2,059
Current liabilities held-for-sale	—	68,200
Total current liabilities	183,351	298,500
Long-term debt, less current portion	348,596	400,173
Deferred compensation	7,331	7,262
Long-term operating lease obligations	37,609	39,498
Other long-term liabilities	220	9,011
Total liabilities	577,107	754,444
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share; authorized 44,000,000 shares; issued and outstanding 20,686,361 and 20,590,496, respectively	1,034	1,030
Additional paid-in capital	597,210	591,600
Retained earnings	384,416	392,484
Accumulated other comprehensive income	680	3,072
Total stockholders' equity	983,340	988,186
Total liabilities and stockholders' equity	$1,560,447	$1,742,630

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Products	$176,035	$118,363	$510,189	$341,834
Services	106,874	85,279	300,904	217,019
Total revenues	282,909	203,642	811,093	558,853

Costs and operating expenses:
Products	147,682	99,887	429,377	289,172
Services	94,486	77,015	270,510	197,455
Selling, general and administrative expenses	667	2,542	5,594	9,247
Earn-out receivable fair value adjustments	23,300	—	29,200	—
Lease abandonment and termination (benefits) costs	—	(652)	—	12,205
Amortization of intangible assets	6,687	4,778	19,308	12,457
Total costs and operating expenses	272,822	183,570	753,989	520,536
Operating income	10,087	20,072	57,104	38,317

Interest expense, net	4,339	8,987	18,723	28,003
Income from continuing operations before income taxes	5,748	11,085	38,381	10,314
Provision for income taxes	2,157	2,343	7,184	1,318
Net income from continuing operations	3,591	8,742	31,197	8,996
Income (loss) from discontinued operations, net of tax	321	2,908	(33,061)	(6,734)
Net income (loss)	$3,912	$11,650	$(1,864)	$2,262

Earnings (loss) per share:
Basic
Continuing operations	$0.17	$0.47	$1.51	$0.52
Discontinued operations	0.02	0.16	(1.60)	(0.39)
	$0.19	$0.63	$(0.09)	$0.13
Diluted
Continuing operations	$0.17	$0.47	$1.50	$0.52
Discontinued operations	0.02	0.16	(1.59)	(0.39)
	$0.19	$0.63	$(0.09)	$0.13

Weighted average shares outstanding:
Basic	20,681,203	18,425,643	20,656,680	17,125,502
Diluted	20,756,508	18,479,123	20,742,957	17,211,825

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$3,912	$11,650	$(1,864)	$2,262
Other comprehensive loss, net of tax:
Change in fair value of interest rate swap agreements, net of tax	(240)	(4,645)	(2,392)	(1,920)
Total other comprehensive loss, net of tax	(240)	(4,645)	(2,392)	(1,920)
Comprehensive income (loss)	$3,672	$7,005	$(4,256)	$342

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three months ended September 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2025	20,677	$1,034	$595,001	$382,572	$920	$979,527
Net income	—	—	—	3,912	—	3,912
Stock-based compensation	9	—	2,209	—	—	2,209
Other comprehensive loss, net of tax	—	—	—	—	(240)	(240)
Dividends declared ($0.10 per share)	—	—	—	(2,068)	—	(2,068)
Balance at September 30, 2025	20,686	$1,034	$597,210	$384,416	$680	$983,340

	Three months ended September 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2024	18,420	$921	$403,666	$371,872	$4,857	$781,316
Net income	—	—	—	11,650	—	11,650
Stock-based compensation	9	—	1,317	—	—	1,317
Other comprehensive loss, net of tax	—	—	—	—	(4,645)	(4,645)
Dividends declared ($0.10 per share)	—	—	—	(1,842)	—	(1,842)
Balance at September 30, 2024	18,429	$921	$404,983	$381,680	$212	$787,796

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Nine months ended September 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	20,591	$1,030	$591,600	$392,484	$3,072	$988,186
Net loss	—	—	—	(1,864)	—	(1,864)
Stock-based compensation	95	4	5,610	—	—	5,614
Other comprehensive loss, net of tax	—	—	—	—	(2,392)	(2,392)
Dividends declared ($0.30 per share)	—	—	—	(6,204)	—	(6,204)
Balance at September 30, 2025	20,686	$1,034	$597,210	$384,416	$680	$983,340

	Nine months ended September 30, 2024
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2023	15,757	$788	$229,103	$384,702	$2,132	$616,725
Net income	—	—	—	2,262	—	2,262
Issuance of common stock	2,430	122	161,571	—	—	161,693
Stock issuance in connection with acquisition	127	6	9,994	—	—	10,000
Stock-based compensation	115	5	4,315	—	—	4,320
Other comprehensive loss, net of tax	—	—	—	—	(1,920)	(1,920)
Dividends declared ($0.30 per share)	—	—	—	(5,284)	—	(5,284)
Balance at September 30, 2024	18,429	$921	$404,983	$381,680	$212	$787,796

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
	(a)	(a)
Cash flows from operating activities:
Net (loss) income	$(1,864)	$2,262
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	29,730	20,411
Amortization of debt issuance cost	1,266	997
Deferred taxes	(19,117)	(9,840)
Stock-based compensation	9,908	6,497
Impairment and loss on sale of business segments	47,046	16,867
Loss on sale of property and equipment	10	421
Lease abandonment and termination costs	—	12,205
Earn-out receivable fair value adjustments	29,200	—
Interest income on note receivable	(1,342)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(23,243)	(32,720)
Contract assets	(2,954)	5,267
Inventories	(26,522)	(26,808)
Prepaid expenses and other current assets and other assets	(8,991)	(8,232)
Operating lease assets and liabilities, net	837	(10,442)
Accounts payable and deferred compensation	(42,067)	(67,860)
Accrued expenses and other liabilities	(2,549)	4,563
Net cash used in operating activities	(10,652)	(86,412)
Cash flows from investing activities:
Purchases of property and equipment	(14,513)	(17,439)
Proceeds from the sale of business segments, net of cash divested	138,816	42,118
Cash paid for acquisitions, net of cash acquired	(47,745)	(112,206)
Net cash provided by (used in) investing activities	76,558	(87,527)
Cash flows from financing activities:
Borrowings on bank credit facilities	648,066	527,165
Repayments on bank credit facilities	(720,825)	(507,165)
Proceeds from issuance of common stock	463	161,693
Payment of debt financing costs	(2,584)	—
Payment of taxes for equity transactions	(5,077)	(2,758)
Dividends paid	(6,195)	(5,019)
Net cash (used in) provided by financing activities	(86,152)	173,916
Net decrease in cash and cash equivalents	(20,246)	(23)
Cash and cash equivalents, beginning of period	29,030	7,930
Cash and cash equivalents, end of period	$8,784	$7,907

Supplemental disclosure of noncash investing and financing activities:
Note receivable from the sale of business segment	$25,000	$—

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
September 30, 2025

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

Basis of Presentation

The Company's accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). In the Company's opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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

Certain reclassifications, including reclassifications for discontinued operations, have been made to the prior period financial information. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

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

(2) Acquisitions

2025 Acquisition

Turbine Weld Industries, LLC ("Turbine Weld")

On May 1, 2025, the Company acquired Turbine Weld for a total cash consideration of $49.9 million, net of cash acquired of $0.9 million. The acquisition purchase price was funded by borrowings under the Company's previous revolving credit facility. Turbine Weld is a specialized MRO service provider of complex technical and proprietary engine components for business and general aviation platforms. The acquisition strengthens the Company’s MRO portfolio of services by broadening technical capabilities and expanding the repair portfolio. The acquisition is not material to the Company's consolidated financial statements.

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

Acquisition-related expenses related to the Turbine Weld acquisition were not material during the three months ended September 30, 2025. The Company incurred $1.5 million in acquisition-related expenses related to the Turbine Weld acquisition during the nine months ended September 30, 2025, which are included in selling, general and administrative expenses. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

2024 Acquisitions

Turbine Controls, Inc. ("TCI")

On April 24, 2024, the Company completed the acquisition of TCI for a total consideration of $122.4 million. The total consideration consisted of cash consideration of $112.4 million, net of $1.2 million cash acquired, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $10.0 million. The purchase price of this acquisition was funded by borrowings under the Company's previous revolving credit facility. TCI is a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition presents an opportunity for the Company to accelerate its MRO strategy, including expanding the Company's repair capability offerings and adding several new OEM relationships.

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

The Company incurred $0.1 million and $2.2 million in acquisition-related expenses related to the TCI acquisition during the three and nine months ended September 30, 2024, respectively, which are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for TCI and VSE Corporation for the three and nine months ended September 30, 2025, and 2024, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$282,909	$203,642	$811,093	$590,635
Income from continuing operations	$3,591	$8,937	$31,197	$9,796

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

Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace")

On December 3, 2024, the Company completed the acquisition of Kellstrom Aerospace for a total consideration of approximately $188.9 million, consisting of cash consideration of $168.6 million, net of $10.6 million cash acquired, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $20.3 million. The purchase price of this acquisition was funded by the Company's October 2024 underwritten public offering and borrowings under the Company's previous revolving credit facility. Kellstrom Aerospace is a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket. The acquisition provides an opportunity to improve the Company's position in the commercial aviation aftermarket by expanding product and capability offerings both domestically and internationally, including participation in aircraft engine maintenance events.

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

During the nine months ended September 30, 2025, the purchase price allocation was adjusted as a result of a working capital settlement and to reflect measurement period adjustments based on new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a $12.9 million decrease to goodwill, driven by a $8.4 million increase to deferred tax assets, a $2.3 million fair value step up to operating lease right-of-use assets, and a $2.2 million working capital settlement which reduced net purchase consideration.

The adjusted preliminary purchase price is as follows (in thousands):

Receivables	$27,379
Contract assets	2,925
Inventories	37,686
Prepaid expenses and other current assets	2,723
Property and equipment, net	10,301
Intangible asset - customer related	41,900
Goodwill	87,804
Operating lease right-of-use assets	14,141
Deferred tax assets	8,210
Total assets acquired	233,069
Accounts payable	(27,750)
Accrued expense and other current liabilities	(6,153)
Long-term operating lease obligations	(10,300)
Total liabilities assumed	(44,203)
Net assets acquired, excluding cash	$188,866

Cash consideration, net of cash acquired	$168,599
VSE common stock, at fair value	20,267
Total	$188,866

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
Acquisition-related expenses related to the Kellstrom Aerospace acquisition totaled $0.7 million for the nine months ended September 30, 2025 and $1.2 million for the three and nine months ended September 30, 2024, and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Kellstrom Aerospace and VSE Corporation for the nine months ended September 30, 2025, and 2024, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$282,909	$252,226	$811,093	$696,086
Income from continuing operations	$3,591	$13,725	$31,790	$16,199

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

(3) Discontinued Operations

Sale of Fleet Segment

On April 1, 2025, VSE completed the sale of its Fleet segment for a total consideration of up to $230 million (the “Fleet Sale”). This consideration is comprised of $136.2 million of cash, net of $4.8 million cash divested. The consideration also includes a $25 million seller note and a potential earn-out payment of up to $65 million, subject to the achievement of certain milestones. The seller note is scheduled to mature in July 2030. See Note (11) "Fair Value Measurements" for information regarding the fair value of the earn-out, as the Company elected the fair value option in order to value the earn-out receivable. The Fleet Sale is consistent with the Company's long-term strategy of transforming to a pure-play aviation business focused on higher margin and higher growth aftermarket parts distribution and MRO businesses.

During the three months ended September 30, 2025, the Company recorded a pre-tax gain of $0.2 million related to a settlement of net working capital. During the nine months ended September 30, 2025, the Company recorded a total pre-tax loss of $46.8 million, inclusive of $3.8 million of transaction fees. The loss was comprised of a pre-tax impairment charge on the Fleet assets held-for-sale of $33.7 million and a pre-tax loss on the Fleet Sale of $13.1 million, which was primarily attributable to a $8.3 million adjustment of a deferred tax liability related to the pre-tax impairment from the first quarter of 2025 and the impact of working capital adjustments of $4.8 million. The total loss is included in income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

Sale of Federal and Defense Segment

In February 2024, VSE entered into two separate agreements to sell substantially all the Federal and Defense segment's operational assets ("FDS Sale") for cash consideration of $42.9 million. The FDS Sale is consistent with the Company's long-term strategic growth strategy of transforming to a pure-play aviation business focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. The Company recorded a pre-tax loss on the FDS Sale of $0.2 million during the nine months ended September 30, 2025 related to a settlement of net working capital, and a pre-tax loss of $12.7 million and transaction fees of $2.5 million for the nine months ended September 30, 2024. All such losses and transaction fees are included in income (loss) from discontinued operations, net of tax in the consolidated statements of operations.

The components of income (loss) from discontinued operations, net of tax for the three and nine months ended September 30, 2025 and 2024, consist of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues	$—	$69,970	$75,358	$248,526
Costs and operating expenses	—	66,341	71,865	241,194
Income from discontinued operations	—	3,629	3,493	7,332
Other impairment	—	—	33,708	4,204
(Gain) loss on the sale of discontinued operations	(157)	—	13,338	12,663
Total income (loss) before income taxes	157	3,629	(43,553)	(9,535)
(Benefit) provision for income taxes	(164)	721	(10,492)	(2,801)
Income (loss) from discontinued operations, net of tax	$321	$2,908	$(33,061)	$(6,734)

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

December 31,
2024
Assets
Cash and cash equivalents	$(475)
Receivables, net	39,459
Inventories	142,259
Prepaid expenses and other current assets	11,057
Property and equipment, net	14,546
Intangible assets, net	124
Goodwill	63,190
Operating lease right-of-use assets	10,101
Other assets	2,559
Total assets held-for-sale	$282,820
Liabilities
Accounts payable	$42,099
Accrued expenses and other current liabilities	9,446
Long-term operating lease obligations	8,645
Deferred tax liabilities	8,010
Total liabilities held-for-sale	$68,200

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the nine months ended September 30,
	2025	2024
Depreciation and amortization	$731	$2,229
Stock-based compensation (a)	$(225)	$586
Purchases of property and equipment	$208	$2,040
(a) Stock-based compensation benefit was recognized during the nine months ended September 30, 2025 due to forfeitures in the period.

(4) Revenue

Disaggregation of Revenues
The Company's revenues are derived from the delivery of products to and services performed for its commercial and government customers. A summary of revenues by customer for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Commercial	$282,421	$202,786	$808,662	$552,066
Government	488	856	2,431	6,787
Total	$282,909	$203,642	$811,093	$558,853

A summary of revenues by type for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024 (a)	2025	2024 (a)
Repair	$106,874	$85,279	$300,904	$217,019
Distribution	176,035	118,363	510,189	341,834
Total	$282,909	$203,642	$811,093	$558,853
(a) Certain revenue amounts in the prior year have been reclassified to conform to current presentation of revenue type categories.

Contract Balances

Contract balances were as follows (in thousands):

		September 30,	December 31,
	Financial Statement Classification	2025	2024
Billed and billable receivables	Receivables, net	$176,399	$158,104
Contract assets - unbilled receivables	Contract assets	$34,027	$29,960
Contract liabilities	Accrued expenses and other current liabilities	$6,559	$4,479

During the nine months ended September 30, 2025 and 2024, the Company recognized revenue that was previously included in the beginning balance of contract liabilities of $3.1 million and $1.8 million, respectively.

(5) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Bank credit facility - term loan	$298,125	$277,500
Bank credit facility - revolving facility	61,616	155,000
Principal amount of long-term debt	359,741	432,500
Less: debt issuance costs	(3,645)	(2,327)
Total debt	356,096	430,173
Less: current portion	(7,500)	(30,000)
Long-term debt, less current portion	$348,596	$400,173

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

As of September 30, 2025, the interest rate on the Company's outstanding term loan borrowings and weighted average interest rate on its aggregate outstanding revolving facility were 5.91% and 5.99%, respectively. As of September 30, 2025 and December 31, 2024, the Company had letters of credit outstanding of $0.6 million and $0.8 million, respectively.

Future required term loan and revolving facility payments as of September 30, 2025 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Total
Remainder of 2025	$1,875	$—	$1,875
2026	7,500	—	7,500
2027	11,250	—	11,250
2028	20,625	—	20,625
2029	22,500	—	22,500
2030	234,375	61,616	295,991
Total	$298,125	$61,616	$359,741

Restrictive covenants of the new credit agreement include a maximum Total Net Leverage Ratio and a minimum Interest Coverage Ratio. The Company was in compliance with the required ratios and other terms and conditions under its credit agreement as of September 30, 2025.

(6) Derivative Instruments and Hedging Activities

The Company's derivative instruments designated as cash flow hedges as of September 30, 2025 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company's floating rate debt. For the three and nine months ended September 30, 2025, the Company reclassified $0.5 million and $1.6 million, respectively, from accumulated other comprehensive income to interest expense, net. The Company estimates that it will reclassify $0.4 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following September 30, 2025. See Note (11) "Fair Value Measurements" for the fair value of the interest rate swaps.

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	20,681,203	18,425,643	20,656,680	17,125,502
Effect of dilutive shares	75,305	53,480	86,277	86,323
Diluted weighted average common shares outstanding	20,756,508	18,479,123	20,742,957	17,211,825

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

Net sales of the Company exclude intercompany sales as these activities are eliminated in consolidation. The Company's segment information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$282,909	$203,642	$811,093	$558,853
Costs and operating expenses:
Segment costs (a)	228,161	166,850	659,576	455,727
Depreciation and amortization (b)	10,182	6,951	28,974	17,919
Allocated corporate cost (c)	6,326	4,406	17,707	12,993
Unallocated corporate costs	28,153	5,363	47,732	33,897
Total costs and operating expenses	272,822	183,570	753,989	520,536
Operating income	10,087	20,072	57,104	38,317
Interest expense, net	4,339	8,987	18,723	28,003
Provision for income taxes	2,157	2,343	7,184	1,318
Income (loss) from discontinued operations, net of tax	321	2,908	(33,061)	(6,734)
Net income (loss)	$3,912	$11,650	$(1,864)	$2,262

(a) Segment costs consist of material, labor, overhead, and selling, general, and administrative costs attributable to the Aviation segment.
(b) This line item includes only depreciation and amortization attributable to the Aviation segment.
(c) Primarily includes costs for information technology, human resources, accounting, and legal support services allocated to the Aviation segment.

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows (in thousands):

Carrying Amount
Balance as of December 31, 2024	$428,263
Acquisitions	13,342
Measurement period adjustments	(12,900)
Balance as of September 30, 2025	$428,705

Goodwill increased during the nine months ended September 30, 2025 in connection with the acquisition of Turbine Weld during the period, offset by measurement period adjustments for the Kellstrom Aerospace acquisition. See Note (2) "Acquisitions" for further information.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
September 30, 2025
Customer-related	$295,350	$(93,501)	$201,849

December 31, 2024
Customer-related	$271,350	$(74,193)	$197,157
Trade names	8,500	(8,500)	—
Total	$279,850	$(82,693)	$197,157

The gross carrying amount of customer-related intangibles increased during the nine months ended September 30, 2025, in connection with the acquisition of Turbine Weld during the period as discussed in Note (2) "Acquisitions." The increase was offset by intangible assets with a cost of $8.5 million which were fully amortized as of December 31, 2024, and are no longer being reflected in the intangible asset values as of September 30, 2025. The weighted-average useful life for all intangible assets as of September 30, 2025 is 12.2 years.

As of September 30, 2025, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year ending	Amount
Remainder of 2025	$6,687
2026	26,749
2027	25,002
2028	24,169
2029	24,106
2030	23,666
Thereafter	71,470
Total	$201,849

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2025	Fair Value December 31, 2024
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$691	$629
Interest rate swaps - current	Accrued expenses and other current liabilities	Level 2	$686	$—
Interest rate swaps - long-term	Other assets	Level 2	$1,592	$4,093
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

In connection with the sale of the Fleet segment in April 2025, the Company may receive up to $65 million in earn-out payments should the Fleet segment achieve certain milestones during 2025. The earn-out is recorded at fair value using unobservable inputs and thus represents a Level 3 measurement within the fair value hierarchy. The Company's fair value estimates of the earn-out receivable were determined using a modified Black-Scholes model and other methods, which account for the probabilities of various outcomes. The earn-out receivable is measured at fair value each reporting period. Changes in these assumptions could result in a material change to the fair value measurement. Subsequent changes in fair value are recorded within earn-out receivable fair value adjustments in the consolidated statements of operations. Pursuant to the sale agreement, half of the earn-out amount, if any, is due to the Company by December 31, 2026, with the second half due by June 30, 2027.

The following table presents the changes in the fair value of the earn-out receivable:

Earn-out Receivable
Balance as of December 31, 2024	$—
Sale date fair value of earn-out	29,200
Subsequent fair value adjustments (a)	(29,200)
Balance as of September 30, 2025	$—

(a) The adjustment recognized during the second quarter of 2025 was initially classified within selling, general and administrative expenses within the consolidated statement of operations. During the third quarter of 2025, the adjustments were reclassified and separately disclosed to earn-out receivable fair value adjustments within the consolidated statements of operations.

The sale date fair value of the earn-out receivable was utilized in calculating the Company's impairment loss on Fleet assets classified as held-for-sale, which was recognized during the first quarter of 2025 and is included in income (loss) from discontinued operations, net of tax, in the consolidated statements of operations.

The fair value of the earn-out at the time of sale and at June 30, 2025 was determined using a modified Black-Scholes model based on significant inputs not observable in the market, incorporating asset volatility and a discount rate. The fair value of the earn-out receivable as of September 30, 2025 was determined using unobservable inputs, primarily internal forecasts. Based on updated forecasts, which incorporated actual performance to date of the divested entity subsequent to the sale, and the required milestones under the sale agreement, the Company does not expect that the earn-out performance thresholds will be achieved. Accordingly, the Company recorded a fair value adjustment during the three months ended September 30, 2025, resulting in a full write-down of the earn-out receivable.

(12) Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

The Company's effective tax rate for continuing operations was 37.5% and 18.7% for the three and nine months ended September 30, 2025 respectively, and 21.1% and 12.8% for the three and nine months ended September 30, 2024 respectively. The effective tax rates were higher for the three and the nine months ended September 30, 2025 compared to the same periods of the prior year primarily due to the recognition of an accrual for a potential tax dispute associated with the dissolution of a foreign subsidiary. Additionally, higher pre-tax book income in the nine months ended September 30, 2025 compared to the same period in 2024 reduced the favorable tax impact arising from various discrete tax adjustments in 2025.

The Company recorded higher deferred tax assets in 2025 as compared to 2024 primarily attributable to (i) the release of valuation allowance associated with tax attributes in connection with the Kellstrom acquisition, (ii) recognition of a deferred tax asset related to the fair value adjustment of the earn-out receivable, and (iii) accelerated recognition of a tax gain related to the Fleet Sale under the installment sale method.

On July 4, 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to the Internal Revenue Code that may result in changes to the Company’s income tax expense. The Company does not believe that changes in tax law will materially affect the Company’s operating performance, financial position or effective tax rate.

(13) Lease Abandonment, Lease Termination and Other Restructuring Costs

In connection with the FDS sale as described in Note (3) "Discontinued Operations," the Company implemented post-sale changes including the abandonment and termination of its former headquarters office space. The Company ceased use of the office space during the second quarter of 2024 and formally terminated the office lease during the third quarter of 2024. This activity resulted in a one-time lease termination benefit of $0.7 million during the three months ended September 30, 2024 and net lease abandonment and termination charges of $12.2 million during the nine months ended September 30, 2024. Additionally, the Company incurred $0.2 million and $4.0 million in corporate restructuring expenses during the three and nine months ended September 30, 2024, primarily related to the cancellation of contracts and leasing agreements associated with the FDS Sale.

(14) Subsequent Event

On October 27, 2025, the Company, through one of its subsidiaries, signed a definitive agreement to acquire all of the capital stock of GenNx/AeroRepair IntermediateCo Inc. for approximately $350 million in cash (the “Acquisition”). The Acquisition is subject to customary closing conditions and approvals.

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

New Credit Agreement

In May 2025, the Company entered into a new credit agreement, which fully replaced its previous credit agreement. See Note (5) "Debt" to the consolidated financial statements for further information

Business Trends

During the third quarter of 2025, the Company's strong execution of new and existing distribution awards, the expansion of product line and repair capabilities, and contributions from recent acquisitions generated strong results, with quarterly revenue reaching $282.9 million for the three months ended September 30, 2025, representing a 39% increase year-over-year. Market growth, share gains and contributions from the recent acquisitions of Kellstrom Aerospace and Turbine Weld have resulted in increased repair and distribution revenue of 25% and 49%, respectively, during the three months ended September 30, 2025, compared to the same period for the prior year. The Company's growth has been driven by several strategic initiatives, including executing on newly awarded distribution agreements, the introduction of new products and repair capabilities, including its Original Equipment Manufacturers ("OEM") licensed manufacturing program, and investments to increase capacity and the addition of new capabilities supporting recent acquisitions.

The Company believes the acquisitions of TCI in April 2024, Kellstrom Aerospace in December 2024 and Turbine Weld in May 2025 are strongly aligned with VSE's core business and increase its exposure to the high-growth, higher-margin engine aftermarket. Furthermore, the Company believes that the Honeywell FCS acquisition in September 2023 to exclusively manufacture, sell, market, distribute, and repair certain fuel control systems, expands the Company's existing capabilities and provides access to new customers and end markets while strengthening the Company's partnership with Honeywell.

Results of Operations

The following table summarizes the Company's consolidated results of operations (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2025	2024	Change ($)	Change (%)	2025	2024	Change ($)	Change (%)
Revenues	$282,909	$203,642	$79,267	39%	$811,093	$558,853	$252,240	45%
Costs and operating expenses	272,822	183,570	89,252	49%	753,989	520,536	233,453	45%
Operating income	10,087	20,072	(9,985)	(50)%	57,104	38,317	18,787	49%
Interest expense, net	4,339	8,987	(4,648)	(52)%	18,723	28,003	(9,280)	(33)%
Income from continuing operations before income taxes	5,748	11,085	(5,337)	(48)%	38,381	10,314	28,067	272%
Provision for income taxes	2,157	2,343	(186)	(8)%	7,184	1,318	5,866	445%
Net income from continuing operations	$3,591	$8,742	$(5,151)	(59)%	$31,197	$8,996	$22,201	247%

Revenues. Revenues increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year primarily driven by contributions from the acquisitions of Kellstrom Aerospace and Turbine Weld, new distribution contract wins and improved demand for the Company's commercial aerospace and business and general aviation products and services resulting from solid end market activity in global commercial air travel. The revenue increase during the nine months ended September 30, 2025 was also driven by contributions from the acquisition of TCI. Aviation distribution revenue increased $57.7 million, or 49%, and repair revenue increased $21.6 million or 25%, for the three months ended September 30, 2025, compared to the same period in the prior year. Aviation distribution revenue increased $168.4 million, or 49%, and repair revenue increased $83.9 million, or 39%, for the nine months ended September 30, 2025, compared to the same period in the prior year.

Costs and Operating Expenses. Costs and operating expenses increased for the three and nine months ended September 30, 2025, compared to the same periods in the prior year primarily due to increases in revenue. Included in costs and operating expenses is the amortization of intangible assets related to acquisitions, which was $6.7 million for the three months ended September 30, 2025, compared to $4.8 million for the same period in the prior year. Amortization of intangible assets was $19.3 million for the nine months ended September 30, 2025, compared to $12.5 million for the same period in the prior year. Additionally, for the three and nine months ended September 30, 2025, the Company recognized a $23.3 million and a $29.2 million charge, respectively, on the fair value of the earn-out receivable from the Fleet Sale.

Operating Income. Operating income decreased for the three months ended September 30, 2025, compared to the same period of the prior year primarily due to the $23.3 million valuation adjustment charge on the earn-out receivable from the Fleet Sale and increased intangible asset amortization, partially offset by the previously mentioned increased revenues. Operating income increased for the nine months ended September 30, 2025, compared to the same period of the prior year primarily due to increased revenues as well as one-time prior year charges, including a lease abandonment charge of $12.2 million and corporate restructuring charges of $4.0 million. The operating income increase was partially offset by the previously mentioned increased amortization of intangible assets, earn-out valuation adjustment charges, and an increase in corporate acquisition and integration costs incurred during the current period.

Interest Expense. Interest expense decreased for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year primarily due to a decrease in the Company's debt facility borrowings and a lower average interest rate on borrowings outstanding. The Company also recognized interest income on the note receivable of $1.3 million during the three and nine months ended September 30, 2025.

Provision for Income Taxes. The Company's effective tax rate for continuing operations was 37.5% and 18.7% for the three and nine months ended September 30, 2025 respectively, and 21.1% and 12.8% for the three and nine months ended September 30, 2024 respectively. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between the Company's statutory U.S. federal income tax rate and its effective tax rate. The higher effective tax rates for the three and nine months ended September 30, 2025 is primarily due to the recognition of an accrual for a potential tax dispute associated with the dissolution of a foreign subsidiary. Additionally, higher pre-tax book income in the nine months ended September 30, 2025 compared to the same period in 2024 reduced the favorable tax rate impact arising from various discrete tax adjustments in 2025.

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

The Company's outstanding borrowings under the credit agreement decreased approximately $72.8 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had borrowings outstanding under its term loan of $298.1 million, borrowings outstanding under its revolving facility of $61.6 million, outstanding letters of credit of $0.6 million, and $337.8 million of unused commitments under the credit agreement.

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

Cash Flows

The following table summarizes the Company's cash flows (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(10,652)	$(86,412)
Net cash provided by (used in) investing activities	76,558	(87,527)
Net cash (used in) provided by financing activities	(86,152)	173,916
Net decrease in cash and cash equivalents	$(20,246)	$(23)

Cash used in operating activities decreased $75.8 million for the nine months ended September 30, 2025, as compared to the same period of the prior year. The decrease was primarily due to an increase in net income from continuing operations, after adjusting for non-cash expenses, and improved working capital management.

Cash provided by investing activities increased $164.1 million for the nine months ended September 30, 2025, as compared to the same period of the prior year. The increase was primarily due to cash provided during the current period of $138.8 million related to the Fleet and FDS sales, net of cash divested, offset by cash provided in the prior period of $42.1 million related to the FDS sale. The increase was also driven by higher cash paid for the prior year TCI acquisition, net of cash acquired, of $112.3 million, as compared to cash paid for the current year Turbine Weld acquisition, net of cash acquired, of $49.9 million. See Note (2) "Acquisitions" and Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Cash used in financing activities increased $260.1 million for the nine months ended September 30, 2025, as compared to the same period of the prior year. The increase was primarily due to net repayments of debt during the current period of $72.8 million, as compared to net borrowings of debt during the prior period of $20.0 million. The increase was also driven by the prior period receipt of $161.7 million in proceeds related to the Company's public underwritten offering of its common stock in May 2024.

The Company paid cash dividends totaling $6.2 million or $0.30 per share during the nine months ending September 30, 2025. Pursuant to the Company's credit agreement, the payment of cash dividends is subject to annual restrictions. The Company has paid cash dividends each year since 1973.

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

Critical Accounting Policies, Estimates and Judgments

The Company's consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which requires the Company to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, the Company's reported results could be materially affected. Actual results may differ significantly from the Company's estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in the Company's 2024 Annual Report on Form 10-K for further discussions of the Company's significant accounting policies and estimates. There have been no significant changes in the Company's critical accounting estimates during the nine months ended September 30, 2025, from those disclosed in the Company's 2024 Form 10-K.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

See "Disclosures About Market Risk" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Other than as disclosed in this section, there have been no material changes to the previously disclosed risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("2024 Form 10-K”) and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 (the "2025 10-Qs"). The risk factors disclosed in the Company's 2024 Form 10-K and 2025 10-Qs should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Global economic conditions and political factors could adversely affect the Company's revenues.

Revenues for work performed in, or products delivered to, foreign countries are subject to economic conditions in those countries and to political risks posed by ongoing conditions or foreign conflicts, including the continuing Russia-Ukraine and Middle East conflicts, potential terrorist activity, and evolving global trade tensions, including those involving China. Changes in government policies or regimes in these regions may affect the Company's ability to continue ongoing work or initiate new projects. Political and economic conditions in both the United States and abroad, as well as global prices and availability of oil and other commodities, could also influence demand for certain of our products and services. VSE Corporation has been added to China’s Ministry of Commerce “Unreliable Entity List.” Under applicable provisions, entities on this list may be subject to restrictions on import and export activities, investment in China, or cooperation with Chinese organizations and individuals. The Company currently believes that any potential restrictions would apply only to the parent company, VSE Corporation, and not to its operating subsidiaries, which are the entities conducting business involving China. At this time, the Company has not experienced any material impact on its operations as a result of this designation. However, the Company continues to monitor the situation, as future developments could affect the Company's ability to source products, serve customers, or maintain consistent operations.

Item 2.        Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not purchase any of its equity securities during the three months ended September 30, 2025 other than 5,225 shares of common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Item 5.        Other Information

During the three months ended September 30, 2025, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.        Exhibits

(a) Exhibits
Exhibit 10.1	Consulting Agreement, dated October 24, 2025, between Tarang Sharma and VSE Corporation.
Exhibit 31.1	Section 302 CEO Certification
Exhibit 31.2	Section 302 CFO Certification
Exhibit 32.1	Section 906 CEO Certification
Exhibit 32.2	Section 906 CFO Certification
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

VSE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSE CORPORATION

Date:	October 27, 2025	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	October 27, 2025	By:	/s/ Adam R. Cohn
Adam R. Cohn
Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2025	By:	/s/ Tarang Sharma
Tarang Sharma
Chief Accounting Officer
(Principal Accounting Officer)