Form 10-K
period 2025-12-31
VSE CORP
filed 2026-02-27
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File Number:  000-03676
VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-0649263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3361 Enterprise Way
Miramar,	Florida	33025
(Address of Principal Executive Offices)		(Zip Code)

Registrant's Telephone Number, Including Area Code:  (954) 430-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.05 per share	VSEC	The NASDAQ Global Select Market
5.750% Tangible Equity Units	VSECU	The NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $2.6 billion based upon the closing price of $130.98 as reported on the NASDAQ Global Select Market as of that date.

Number of shares of Common Stock outstanding as of February 20, 2026: 27,991,027

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for the Annual Meeting of Stockholders expected to be held on May 7, 2026, which is expected to be filed with the Securities and Exchange Commission on or about March 24, 2026, have been incorporated herein by reference into Part III of this report.

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

“Forward-looking” statements, as such term is defined by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, those identified in Item 1A, "Risk Factors” in this Form 10-K. All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof.

PART I

ITEM 1. Business

History and Organization

VSE Corporation, through its subsidiaries (collectively, "VSE" or the "Company") is a leading provider of aftermarket distribution and maintenance, repair and overhaul ("MRO") services for air transportation assets for commercial and government markets. VSE was incorporated in Delaware in 1959.

Purpose, Vision and Core Values

Purpose and Vision Statement

We deliver trusted solutions to inspire the performance of tomorrow.

The Company is focused on enhancing the productivity and longevity of its customer's high-value, business-critical assets. The Company strives to achieve this through dedication to creating better solutions, anticipating global needs, and building stronger relationships with customers.

Core Values

•Customer Obsessed: Our exceptional service sets us apart
•Own It: Accountability is our responsibility
•Speak Up: Our experience and our voice matters
•Better Together: We collaborate to win
•Results Matter: We inspire and deliver our key results

Business Operations

The Company's business operations are managed as a single reportable operating segment: Aviation. Prior to the sales of the Federal and Defense and Fleet segments, as discussed below, the Company operated under three reportable operating segments.

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

PAG Acquisition

On January 29, 2026, the Company entered into a stock purchase agreement (the “Purchase Agreement”) to acquire Precision Aviation Group ("PAG"), a portfolio company of GenNx360 Capital Partners, for total upfront consideration of approximately $2.025 billion in cash and equity (the “PAG Acquisition”). In addition, the Purchase Agreement provides for up to $125 million in additional contingent earn-out consideration, payable in cash or equity consideration at the Company's sole discretion, based on PAG's 2026 adjusted EBITDA performance. The PAG Acquisition is expected to be funded in part by the Company’s February 2026 Offerings (as defined below). The PAG Acquisition is subject to customary closing conditions and approvals and is expected to close in the second quarter of 2026.

Fleet

Prior to its sale, the Fleet segment specialized in parts distribution, engineering solutions, and mission critical supply chain management services supporting the medium and heavy-duty fleet market. In April 2025, the Company completed the sale of the Fleet segment (the "Fleet Sale"). The Company has reflected the results of operations for this business as discontinued operations for all periods presented. See Note (3) "Discontinued Operations" to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for further information.

Federal and Defense

Prior to its sale, the Federal and Defense segment provided aftermarket refurbishment and sustainment services to extend and maintain the life cycle of military vehicles, ships and aircraft for the United States Department of Defense ("DoD"). In February 2024, the Company entered into two separate agreements to sell substantially all of the Federal and Defense segment assets (the "FDS Sale"). The Company has reflected the results of operations for this business as discontinued operations for all periods presented. See Note (3) "Discontinued Operations" to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for further information.

Products and Services

The Company provides a broad array of aftermarket parts distribution and service capabilities to support clients’ aircraft fleets. The Company focuses on creating value by sustaining and extending the life and improving the performance of client air transportation assets through core offerings in parts supply and distribution, supply chain management, and MRO services.

The Company supplies parts through global distribution centers of excellence and provides MRO services from strategically positioned repair facilities ensuring expedient delivery and turn-around of customers products enabling aircraft and fleet vehicles to return to service on time. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the Company's business operations.

Marketing

The Company's marketing activities are conducted by sales representatives and professional marketing and business development staff. New customer contacts and information concerning new parts or programs, requirements and opportunities become available through sales calls and client visits, negotiations with key customer and supplier business partners, and formal and informal briefings. The Company participates in various professional organizations and trade associations, and attends global industry trade shows and events in order to increase brand awareness and strengthen the Company's service offerings.

Human Capital Management

The Company’s human capital management strategy is designed to support its business objectives by attracting, developing, and retaining a skilled workforce while promoting safety, ethical conduct, and an inclusive workplace culture. The Company’s employees are critical to executing its strategy and delivering value to customers and stakeholders.

Workforce Demographics

The Company's employees have a variety of specialized experience, training and skills that provide the expertise required to service its customers. As of December 31, 2025, the Company employed approximately 1,600 employees. The Company’s workforce composition reflects the technical and operational requirements of its business and supports the delivery of high-quality products and services.

Talent Acquisition, Retention and Development

The Company strives to attract, develop, and retain talent at all levels of the organization. To support this objective, the Company invests in structured talent development programs designed to strengthen leadership capability, technical expertise, and commercial effectiveness.

All people leaders participate in formal leadership training aligned with the Company’s operating model and values. The Company maintains role-based development programs, including structured sales training to enhance customer engagement and support revenue growth initiatives.

The Company sponsors a formal mentoring program and provides ongoing professional development opportunities to support career progression, internal mobility, and succession readiness. The Company maintains a succession planning framework to identify and develop talent for critical leadership roles and to support continuity of operations. Talent development and succession planning are regularly reviewed by senior leadership. The Company also reviews internal promotion trends and retention metrics as part of its ongoing talent management processes.

Employees complete required compliance, ethics, and safety training to reinforce the Company’s commitment to regulatory adherence and operational excellence.

The Company regularly conducts employee engagement surveys to assess employee satisfaction and identify opportunities for improvement. Quarterly town hall meetings are held to maintain open communication between leadership and employees.

The Company offers competitive compensation and comprehensive benefits designed to attract, motivate, and retain a qualified workforce. In addition to base pay, the Company provides performance-based incentive opportunities and equity participation programs intended to align employee interests with those of shareholders.

Benefits programs include a Company-matched 401(k) plan, an employee stock purchase plan, healthcare insurance benefits, health savings and flexible spending accounts, paid time off, holiday pay, flexible work arrangements, education reimbursement, and employee assistance programs. These programs are designed to support employee well-being and promote long-term engagement.

Inclusion

As part of its broader human capital strategy, the Company is committed to fostering an inclusive workplace that promotes respect, collaboration, and equal opportunity. Inclusion is embedded in the Company’s culture and reflected in its policies, leadership practices, and talent management processes.

The Company maintains policies supporting equal employment opportunity and non-discrimination and seeks to provide a work environment in which employees are treated fairly and with respect. Inclusion initiatives are integrated into the Company’s leadership training and broader talent development programs to reinforce consistent expectations across the organization.

The Company has established a framework and action plan to advance inclusion-related initiatives enterprise-wide. These efforts include employee engagement practices and facilitated roundtable discussions designed to promote awareness and constructive dialogue. Inclusion initiatives are periodically reviewed by senior leadership.

The Company supports employee resource groups (“ERGs”), which are voluntary, employee-led groups open to all employees. ERGs provide opportunities for employees to build connections, share perspectives, and contribute to initiatives that support an inclusive work environment.

The Company participates in outreach efforts supporting individuals who have served in the U.S. Armed Forces and places emphasis on recruiting and hiring military veterans as part of its broader talent acquisition strategy.

Through these initiatives, the Company seeks to maintain a workplace environment that values diverse perspectives, supports employee engagement, and strengthens workforce capability.

Employee Health and Safety

The Company is committed to providing a safe working environment for employees. Supported by a Health, Environmental and Safety Program, the Company strives to minimize the risk of injury or illness to workers. The Company provides employees with upfront and continuing safety training to communicate and implement safety policies and procedures. The Company also provides employees with any additional information, leadership, support and equipment needed to safely perform their job function.

Code of Business Conduct and Ethics

The Company is committed to conducting business in accordance with the highest ethical standards and in compliance with applicable laws and regulations. The Company’s Code of Business Conduct and Ethics (the “Code”) establishes policies and expectations regarding appropriate conduct and guides ethical decision-making across the organization.

All directors, officers, and employees are expected to adhere to the Code. The Company requires annual ethics and compliance training to reinforce its standards of integrity and regulatory compliance.

Regulation and Supervision

The Company is subject to extensive regulation in the markets it serves. The Company works with numerous U.S. government agencies and entities, including but not limited to, the Federal Aviation Administration ("FAA"). Similar government authorities and regulations exist in the other countries in which the Company does business.

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. The inspection, maintenance, and repair procedures for various types of aircraft and equipment are prescribed by these regulatory authorities and can be performed only at certified repair facilities utilizing certified technicians. Certification and conformance are required prior to installation of a part on an aircraft. The FAA requires that various maintenance routines be performed on aircraft components, and the Company currently satisfies these maintenance standards in its MRO services.

For additional information on regulations and risks affecting the Company's business, refer to Item 1A., "Risk Factors".

Competition

The Company's business operates in highly competitive industries that include numerous competitors, many of which are larger in size and have greater name recognition, financial resources, and larger technical staff than VSE. The Company also competes against smaller, more specialized competitors that concentrate their resources on narrower service offerings.

The extent of competition that the Company will encounter because of changing economic or competitive conditions, customer requirements or technological developments is unpredictable. The Company believes the principal competitive factors for its business are customer knowledge, product availability, technical and financial qualifications, past performance, repair turnaround time, government budgetary priorities, sales force initiatives and price.

Available Information

The Company maintains an internet website at www.vsecorp.com. The Company makes available free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or otherwise furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. The information on or obtainable through the Company's website is not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

The Company's future results may differ materially from past results and from those projected in the forward-looking statements contained in this Form 10-K due to various uncertainties and risks, including those risks set forth below, nonrecurring events and other important factors disclosed previously and from time to time in the Company's other reports filed with the SEC.

Operational Risks

The Company's success is highly dependent on the performance of the aviation aftermarket, which could be impacted by lower demand for business aviation and commercial air travel or airline fleet changes causing lower demand for the Company's goods and services.

General global industry and economic conditions that affect the aviation industry may also affect the Company's business. The Company is subject to macroeconomic cycles, and when recessions occur, the Company may experience reduced orders, payment delays, supply chain disruptions or other factors as a result of the economic challenges faced by customers, prospective customers and suppliers. Further, the aviation industry has historically, from time to time, been subject to downward cycles which reduce the overall demand for jet engine and aircraft component replacement parts and repair and overhaul services, and such downward cycles result in lower sales and greater credit risk. Demand for commercial air travel can be influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, political unrest, war (including the ongoing Russia-Ukraine conflict and Middle East conflicts), disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price, and other competitive factors. These global industry and economic conditions may have a material adverse effect on the Company's business, financial condition, and results of operations.

Acquisitions, which are a part of the Company's business strategy, present certain risks.

A key element of the Company's business strategy is growth through the acquisition of additional companies. The Company is focused on acquiring complementary assets that add new products, new customers, and new capabilities or new geographic and/or operational competitive advantages in both new and existing markets within the Company's core competencies. The Company's acquisition strategy is affected by a number of challenges and risks, including the availability of suitable acquisition candidates, availability of capital, diversion of management’s time and attention from the Company's core business, effective integration of the operations and personnel of acquired companies, potential write downs of acquired intangible assets, potential loss of key employees of acquired companies, use of a significant portion of available cash, compliance with debt covenants and consummation of acquisitions on terms satisfactory to the Company.

The Company may not be able to successfully execute its acquisition strategy, and the failure to do so could have a material adverse effect on the Company's business, financial condition, and results of operations.

Global economic conditions and political factors could adversely affect the Company's revenues.

Revenues for work performed in, or products delivered to, foreign countries are subject to economic conditions in those countries and to political risks posed by ongoing conditions or foreign conflicts, including the continuing Russia-Ukraine and Middle East conflicts, potential terrorist activity, and evolving global trade tensions, including those involving China. The Company is also subject to U.S. and foreign export control laws and regulations, trade sanctions, and other compliance requirements, which may restrict the markets in which it may operate or the parties with whom it may transact. Changes in export control regulations, sanctions regimes, licensing requirements, or their interpretation or enforcement could delay or prevent the Company from delivering or receiving products or services, result in fines or penalties, or otherwise adversely affect the Company’s business, financial condition, and results of operations. Changes in government policies or regimes in these regions may affect the Company's ability to continue ongoing work or initiate new projects. Political and economic conditions in both the United States and abroad, as well as global prices and availability of oil and other commodities, could also influence demand for certain of the Company's products and services.

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

Supply chain delays, disruptions, and potential geopolitical uncertainty could adversely affect the Company's business operations and expenses.

Due to current economic and geopolitical uncertainty and supply chain disruptions, the Company's business could be adversely impacted by delays or the inability to source products and services for customers. If the Company's suppliers experience increased disruptions to their operations as a result of these dynamics, they may be unable to fill the Company's supply needs in a timely, compliant and cost-effective manner. The Company has incurred and may in the future incur additional costs and delays, including higher prices, schedule delays or the costs associated with identifying alternative suppliers. In instances where the Company may not be able to mitigate these consequences, the Company's ability to perform on contracts may be impacted, which could result in reduced revenues and profits.

Competition from existing and new competitors may harm the Company's business.

The aviation parts industry is highly fragmented, has several highly visible leading companies, and is characterized by intense competition. Some of the Company's original equipment manufacturer ("OEM") competitors have greater name recognition than VSE, as well as complementary lines of business and financial, marketing and other resources that the Company does not have. In addition, OEMs, aircraft maintenance providers, leasing companies and U.S. FAA certificated repair facilities may attempt to bundle their services and product offerings in the supply industry, thereby significantly increasing industry competition.

Investments in inventory and facilities could cause losses if certain work is disrupted or discontinued.

The Company has made investments in inventory, facilities, and lease commitments to support specific business programs, work requirements, and service offerings. A slowing or disruption of these business programs, work requirements, or service offerings that results in operating below intended levels could cause the Company to suffer financial losses.

The Company's business could be adversely affected by incidents that could cause an interruption in operations or impose a significant financial liability.

Disruption of the Company's operations due to internal or external system or service failures, accidents or incidents involving employees or third parties working in high-risk locations, or other crises could adversely affect the Company's financial performance and condition. A fire, flood, earthquake, other natural disaster, or other crisis at or affecting physical facilities, procurement systems, or contractual deliveries could potentially interrupt the revenues from the Company's operations.

The Company has material customer concentration within its business operations with a single customer group accounting for a material portion of its revenues.

The Company has material customer concentration within its business operations. A group of affiliated customers under common ownership (the “Customer Group”) collectively accounted for approximately 20% of the Company’s revenue for the year ended December 31, 2025. The Customer Group consists of multiple operating entities that are commonly controlled and managed as part of a single parent organization. If the Customer Group were to (i) experience a prolonged period of reduced demand, depressed business activity, liquidity constraints, or financial distress, (ii) breach or seek relief from its contractual obligations under its agreements with the Company, or (iii) otherwise terminate or materially reduce its business relationships with the Company, and the Company were unable to timely replace the lost business on comparable terms, the Company’s financial position, results of operations, and cash flows could be materially adversely affected.

The nature of the Company's operations and work performed by employees presents certain challenges related to workforce management.

The Company's financial performance is heavily dependent on the abilities of operating and administrative staff with respect to technical skills, operating performance, pricing, cost management, safety, and administrative and compliance efforts. A wide diversity of contract types, nature of work, work locations, and legal and regulatory complexities challenge the Company's administrative staff and skill sets. The Company also faces challenges associated with quality of workforce, quality of work, safety, and labor relations compliance. Current and projected work in foreign countries exposes the Company to challenges associated with export and ethics compliance, local laws and customs, workforce issues, extended supply chain, political unrest, and war zone threats. Failure to attract or retain an adequately skilled workforce, lack of knowledge or training in critical functions, or inadequate staffing levels, can result in lost work, reduced profit margins, losses from cost overruns, performance deficiencies, workplace accidents, and regulatory noncompliance.

The Company is dependent on access to and the performance of third-party package delivery companies.

The Company's ability to provide efficient distribution of the products it sells to customers is an integral component of the Company's overall business strategy, both domestic and international. The Company predominantly does not maintain its own delivery networks, and instead relies on third‑party package delivery companies. The Company cannot guarantee that it will always be able to ensure access to preferred shipping and delivery companies or that these companies will continue to meet the Company's needs or provide reasonable pricing terms. In addition, if the package delivery companies on which the Company relies experience delays resulting from inclement weather or other disruptions, the Company may be unable to maintain appropriate stock of inventory or deliver products to customers on a timely basis, which may adversely affect the Company's results of operations and financial condition.

Prolonged periods of inflation where the Company does not have adequate inflation protections in customer contracts may adversely affect the Company by increasing costs beyond what it can recover through price increases.

Inflation can adversely affect the Company by increasing the costs of labor, material and other costs. In addition, inflation is often accompanied by higher interest rates, which increases the cost associated with the Company's variable rate outstanding debt obligations and could increase rates for any new debt obligations. In an inflationary environment, depending on economic conditions, the Company may be unable to raise prices enough to keep up with the rate of inflation, which would reduce profit margins. The Company has experienced, and continues to experience, increases in the prices of labor, materials, and other costs of providing service. Continued inflationary pressures could impact the Company's profitability.

Changes in future business conditions could cause business investments, recorded goodwill, and/or purchased intangible assets to become impaired, resulting in substantial losses and write-downs that would reduce the Company's operating income.

As part of its business strategy, the Company makes acquisitions and investments following careful analysis and due diligence processes designed to achieve a desired return or strategic objective. Business acquisitions involve estimates, assumptions, and judgments to determine acquisition prices, which are allocated among acquired assets, including goodwill, based upon fair market values. Notwithstanding the Company's analyses, due diligence processes, and business integration efforts, actual operating results of acquired businesses may vary significantly from initial estimates. In such events, the Company may be required to write down the carrying value of the related goodwill and/or purchased intangible assets. In addition, declines in the trading price of the Company's common stock, par value $0.05 per share (the "common stock"), or the market as a whole could result in goodwill and/or purchased intangible asset impairment charges.

As of December 31, 2025, goodwill and intangible assets, net of amortization, accounted for 32% and 15%, respectively, of the Company's total assets. The Company evaluates goodwill for impairment at least annually on the first day of the fourth quarter, or whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. The Company assesses acquired intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment assessments are based on several factors requiring judgment. As a general matter, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets.

Adverse equity market conditions that result in a decline in market multiples and the trading price of the Company's common stock, or other events, such as reductions in future contract awards or significant adverse changes in the Company's operating margins or the operating results of acquired businesses that vary significantly from projected results on which purchase prices are based, could result in an impairment of goodwill or other intangible assets. Any such impairments that result in the Company recording goodwill or intangible asset impairment charges could have a material adverse effect on the Company's financial position or results of operations.

Circumstances associated with divestitures could adversely affect the Company's results of operations and financial condition.

The Company may periodically divest or seek to divest certain businesses that are no longer a part of the Company's ongoing strategic plan. A decision to divest or discontinue assets, businesses, or product lines may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have adverse effects on the Company's results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms in a timely manner and prospective buyers may have difficulty obtaining financing. These divestitures may require a significant investment of time and resources and may disrupt the business, distract management from other responsibilities, and may involve the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture or may otherwise result in losses on disposal or continued financial involvement in the divested business, including through indemnification or other arrangements, for a period of time following the transaction, which could adversely affect the Company's financial results. The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing a business or product line, which could have a material adverse effect on the business.

Intellectual property risks could affect the Company’s commercial relationships.

The Company utilizes intellectual property and proprietary information owned by third parties, including suppliers, customers and OEMs, and must comply with applicable contractual, legal and regulatory requirements governing the use and protection of such information. Any failure to appropriately use or safeguard third-party intellectual property, or any dispute regarding such use, could result in increased costs, restrictions, or loss of commercial relationships.

Risks Related to the PAG Acquisition

The PAG Acquisition may not occur at all or may not occur in the expected time frame, which may negatively affect the trading price of the Company's common stock and the Company's future business and financial results.

No assurance can be provided that the PAG Acquisition will be completed in the manner and within the time frame currently anticipated, or at all. Completion of the PAG Acquisition is subject to the satisfaction or waiver of a number of conditions beyond the Company's control that may prevent, delay or otherwise materially adversely affect its completion. If the PAG Acquisition is not completed or if there are significant delays in completing the PAG Acquisition, it could negatively affect the trading price of the Company's common stock and the Company's future business and financial results.

The Company may not realize the strategic benefits and cost synergies that are anticipated from the planned PAG Acquisition.

The benefits that are expected to result from the PAG Acquisition will depend, in part, on the Company's ability to consummate the PAG Acquisition within the anticipated time period, or at all, and to integrate and realize the anticipated cost synergies of the PAG Acquisition. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition. Some members of the Company's management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage the Company, service existing customers, attract new customers and develop new products or strategies. The risks and uncertainties relating to integrating PAG include, among other things:

•the challenge of integrating complex organizations, systems, operating procedures, internal controls over financial reporting, compliance programs, technology, networks and other assets of PAG, including addressing potential differences between PAG’s private-company control environment and public company Sarbanes-Oxley requirements;
•the inability to successfully integrate the Company's respective businesses in a manner that permits the Company to achieve the cost savings and other anticipated benefits from the PAG Acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating PAG into the Company's businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of the Company's business and PAG;
•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.

If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Company's business, financial condition and results of operations could suffer. The Company also cannot guarantee that the benefits and cost synergies that it currently expects to realize as a result of the PAG Acquisition will be achieved within the anticipated time frames or at all.

Following the PAG Acquisition, the Company expects to realize certain synergies and cost savings. Any synergies and cost savings that the Company realizes may differ materially from the Company's estimates. These are the Company's current estimates and assumptions, but they involve risks, uncertainties, assumptions and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such estimates. This information is speculative in nature, and some or all of the assumptions underlying the estimated synergies and cost savings may not materialize or may vary from actual results. The Company's ability to realize these anticipated synergies and savings is subject to significant uncertainties and you should not place undue reliance on the adjustments in evaluating the Company's anticipated results.

The Company will incur substantial expenses to consummate the PAG Acquisition but may not realize the anticipated benefits. In addition, even if the Company is able to integrate PAG successfully, the anticipated benefits of the pending PAG Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the PAG Acquisition, the Company may encounter difficulties in the integration of the operations of PAG and may fail to realize the full benefits and synergies of the PAG Acquisition, which could adversely impact the Company's business, results of operations and financial condition.

PAG may have liabilities that are not known to the Company.

PAG may have liabilities that the Company failed, or was unable, to discover in the course of performing due diligence investigations of PAG. The Company cannot assure you that the indemnification available to the Company under the Purchase Agreement in respect of the PAG Acquisition will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of PAG or property that the Company will assume upon consummation of the PAG Acquisition. The Company may learn additional information about PAG that materially adversely affects the Company, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has made certain assumptions relating to the PAG Acquisition, which may prove to be materially inaccurate.

The Company has made certain assumptions relating to the PAG Acquisition, which assumptions involve significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in the PAG Acquisition, and may be materially inaccurate. These assumptions relate to numerous matters, including:

•the Company's ability to realize the expected benefits of the PAG Acquisition, including cost and other synergies it expects to realize;
•the Company's expectations of future revenue and earnings of the PAG business and the Company's expectations with respect to the margin profile of the Company's business following the PAG Acquisition;
•the Company's ability to retain key employees from PAG, and maintain, develop and deepen relationships with these employees;
•the Company's ability to retain and maintain relationships with key brokers, suppliers and customers associated with PAG;
•the Company's ability to issue equity and debt or any other financing, or to generate and maintain needed cash from operations, to complete the PAG Acquisition on acceptable terms or at all and the impact of such financing on the Company's operating results or financial condition;
•projections of future expenses and expense allocation relating to the PAG Acquisition and PAG;
•unknown or contingent liabilities associated with the PAG Acquisition and PAG;
•the amount of goodwill and intangibles that will result from the PAG Acquisition;
•other purchase accounting adjustments that the Company may record in its financial statements in connection with the PAG Acquisition;
•acquisition and integration costs, including restructuring charges and transaction costs; and
•other financial and strategic risks of the PAG Acquisition.

The Company has incurred and will continue to incur significant expenses in connection with the PAG Acquisition, regardless of whether the PAG Acquisition is completed.

The Company has incurred and will continue to incur significant expenses related to the PAG Acquisition. These expenses include, but are not limited to, fees related to arranging debt financing, including the bridge loan and the issuance of Tangible Equity Units ("TEUs"), financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, consulting fees, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by the Company regardless of whether the PAG Acquisition is completed. In addition, indebtedness incurred in connection with the PAG Acquisition, including under the bridge loan and through the issuance of TEUs, may increase the Company’s leverage and debt service obligations and could limit its financial and operational flexibility. The bridge loan is intended to be temporary, and there can be no assurance that the Company will be able to refinance or repay the bridge loan on favorable terms, or at all, which could adversely affect the Company’s liquidity and results of operations.

If the Company's due diligence investigation of PAG was inadequate or if risks related to PAG’s business materialize, it could have a material adverse effect on the Company's future business and financial results and may negatively affect the trading price of the Company's common stock.

Even though the Company conducted a customary due diligence investigation of PAG, the Company cannot be sure that its diligence surfaced all material issues that may be present inside PAG or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of PAG and its business and outside of its control will not arise later. If any such material issues arise or if known risks prove to be more significant than expected, they may materially and adversely impact the ongoing business of the combined company and may negatively affect the trading price of the Company's common stock

Legal and Regulatory Risks

The Company is subject to numerous government rules and regulations that could expose the Company to potential liabilities or work loss.

The aviation industry is highly regulated by the FAA and similar regulatory agencies in other countries. Aviation engines, engine accessories and components that the Company sells components and repair services for must meet certain airworthiness standards established by the FAA or the equivalent agencies in certain other countries. The Company also operates repair facilities that are licensed by the FAA and equivalent agencies of certain other countries to perform such services. New and more stringent regulations may be adopted in the future that could have an adverse effect on the Company.

Due to the nature of the Company's work, the Company could potentially be exposed to legal actions arising from operations.

The Company's work includes many manual tasks, including warehousing, shipping, and packing of parts inventory, and maintaining and repairing aircraft components and equipment. Some of the Company's work efforts involve the handling of hazardous materials. These services may pose certain challenges that could cause the Company to be exposed to legal and other liabilities arising from performance issues, work related incidents or employee misconduct that result in damages, injury or death to third parties. Such events could cause the Company to suffer financial losses and adversely affect the Company's financial condition. See Item 3, "Legal Proceedings” below.

Environmental and pollution risks could potentially impact the Company's financial results.

The Company's operations are subject to and affected by a variety of existing federal, state, and local environmental protection laws and regulations. In addition, the Company could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. The Company expects to incur future capital and operating costs to comply with current and future environmental laws and regulations, and such costs could be substantial, depending on the future proliferation of environmental rules and regulations and the extent to which the Company discovers currently unknown environmental conditions.

Some of the Company's contract work includes the use of chemical solvents and the handling of hazardous materials to maintain, repair, and refurbish vehicles, aircraft engines, and equipment. This exposes the Company to certain environmental and pollution risks. Various federal, state, and local environmental laws and regulations impose restrictions on the discharge of pollutants into the environment and establish standards for the transportation, storage, and disposal of toxic and hazardous wastes. Substantial fines, penalties, and criminal sanctions may be imposed for noncompliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances. Such laws and regulations impose liability upon a party for environmental cleanup and remediation costs and damage without regard to negligence or fault on the part of such party and could expose the Company to liability for the conduct of or conditions caused by third parties.

Costs associated with compliance with federal, state, and local provisions regulating the discharge of materials or that otherwise relate to the protection of the environment have not had a material adverse effect on the Company's capital expenditures, earnings, or competitive position. However, the Company cannot predict the likelihood of such a material adverse effect should it experience the occurrence of a future environmental or pollution event.

The adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, imposition of new cleanup requirements, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, the Company's inability to recover related costs under government contracts, or the financial insolvency of other responsible parties could cause the Company to incur costs that could have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Technology Risks

Technology and cybersecurity threats, risks, and incidents could potentially impact the Company's financial results.

The Company faces cybersecurity risk related to its computer systems and data, which may include unauthorized access, acts by computer hackers, computer viruses, malicious code, organized cybersecurity attacks and other security problems and system disruptions, including possible unauthorized access to the Company and its customers' information. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of the Company's systems and data. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including software commonly used by companies in cloud-based services and bundled software. The Company also relies on third parties to host certain enterprise systems and manage and host the Company's data and that of customers. The Company's ability to monitor such third parties’ security measures and the full impact of the systemic risk is limited. If the Company's systems, data, or any third party service that the Company uses is unavailable for any reason, customers may experience service interruptions, which could significantly impact the Company's operations, reputation, business, and financial results. Lack of access to the Company's data and that of the Company's clients, or failure of the Company's systems or those of third-party service providers, may result in interruptions in service, all of which may cause a loss in customers, refunds of product fees, and/or material harm to the Company's reputation and operating results.

The Company maintains a cybersecurity risk management program to monitor and mitigate cybersecurity threats and an incident response plan for emerging threats. To date, costs associated with preventing or remediating information management security breaches or complying with related laws and regulations have not had a material adverse effect on the Company's capital expenditures, earnings or competitive position. Additionally, the Company has obtained insurance that provides coverage for certain cybersecurity incidents. Despite these efforts, the Company can make no assurances that it will be able to mitigate, detect, prevent, timely and adequately respond, or fully recover from the negative effects of cybersecurity incidents or other cybersecurity compromises, and such cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of personal information, critical data and confidential or proprietary information (the Company's own or that of third parties) and the disruption of business operations. Additionally, sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions the Company takes to reduce the risk of cybersecurity incidents and protect the Company's systems, including the regular testing of the Company's incident response plan, may be insufficient. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, damage to IT systems, data loss, litigation with third parties, theft of intellectual property, fines, customer attrition, costs related to remediation or the payment of ransom, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect the Company's competitiveness and results of operations. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could materially harm the Company's operating results and financial condition.

In addition, rapid technological changes and digital disruption, including the increasing adoption of artificial intelligence and data-driven platforms by competitors, customers, suppliers, and other market participants, as well as the development and introduction of new aircraft components, advanced replacement parts, and digitally enabled or AI-optimized maintenance solutions, may alter competitive dynamics and customer expectations. If the Company is unable to effectively develop, implement, or adapt to emerging technologies, new products, and digital solutions, or if such technologies or newly developed parts materially change asset utilization, supply chain management, repair and overhaul processes, or other industry fundamentals, the Company’s business, financial condition, and results of operations could be adversely affected.

Financial Risks

The Company's debt exposes the Company to certain risks.

As of December 31, 2025, the Company had $293 million of total debt outstanding, net of unamortized debt issuance costs. The amount of existing debt, combined with the Company's ability to incur significant amounts of debt in the future, could have important consequences, including:

•increasing the Company's vulnerability to adverse economic or industry conditions;
•requiring the Company to dedicate a portion of cash flow from operations to payments on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic initiatives, and general corporate purposes;
•increasing the Company's vulnerability to, and limiting flexibility in planning for, or reacting to, changes in the Company's business;
•exposing the Company to the risk of higher interest rates on borrowings under its credit facility, which is subject to variable rates of interest;
•placing the Company at a competitive disadvantage compared to competitors that have less debt; and
•limiting the Company's ability to borrow additional funds.

Market volatility and adverse capital market conditions may affect the Company's ability to access cost-effective sources of funding and may expose the Company to risks associated with the financial viability of suppliers.

The financial markets can experience high levels of volatility and disruption, reducing the availability of credit and other capital sources for certain issuers. The Company may access these markets from time to time to support certain business activities, including funding acquisitions and refinancing existing indebtedness. The Company may also access these markets to acquire credit support for letters of credit. A number of factors could cause the Company to incur higher borrowing costs, experience greater difficulty accessing public and private markets for debt or prevent the Company from raising capital in the equity capital markets. These factors include disruptions or declines in the global capital markets, a decline in the Company's financial performance, outlook, or credit ratings and/or volatility in the price of shares of the Company's common stock due to trading volume and public float. The occurrence of any or all of these events may adversely affect the Company's ability to fund operations, meet contractual commitments, make future investments or desirable acquisitions, or respond to competitive challenges.

There can be no assurance the Company will continue to pay dividends at current levels or in the future.

The payment of cash dividends and repurchases of the Company's common stock are subject to limitations under applicable law and the Company's credit agreement, and to the discretion of the Company's board of directors, considered in the context of then current conditions, including the Company's earnings, other operating results, and capital requirements. Declines in asset values or increases in liabilities, including liabilities associated with benefit plans and assets and liabilities associated with taxes, can reduce stockholders’ equity. A deficit in stockholders’ equity could limit the Company's ability under Delaware law to pay dividends.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

The Company has an information security process integrated into its overall enterprise risk management process that is designed to identify, assess, and manage material risks and threats from cybersecurity. To protect information systems against cybersecurity threats, the Company employs a range of security processes designed to identify, prevent, detect, respond to, and recover from identified vulnerabilities and cybersecurity incidents in a timely manner. These include internal reporting mechanisms, monitoring solutions, and detection tools. The Company also leverages the expertise and support of key cybersecurity third-party partners and tools. The Company's protective measures include technical and organizational safeguards, employee training, incident response capability assessments, cybersecurity insurance, and business continuity mechanisms. The Company provides employee training as part of its information security processes for all employees. The Company regularly assesses cybersecurity risks and technology threats, using a qualitative risk methodology aligned to its enterprise risk management processes, to identify, prioritize, and inform the selection of controls and safeguards. Risk tolerance is applied through established governance and decision-making processes, and the Company continues to enhance the formalization of certain risk management documentation.

Risk assessments are conducted when the Company onboards certain new services and new vendors, including third-party vendors, applications, and other technology services, and when there are significant changes to IT or security architecture. Further, the Company monitors certain key vendors to understand how such vendors manage cybersecurity risks and threats during the term in which they provide services or products. The Company continues to enhance its third-party cybersecurity risk management processes.

As part of the cybersecurity incident response framework, the Company's incident response team focuses on responding to, containing, and recovering from a cybersecurity threat and minimizing any business impact. In the event of a cybersecurity incident, the cybersecurity team assesses, among other factors, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with support from business stakeholders and external technical, legal and law enforcement, and relevant third-party service providers.

Governance

The Company's Board of Directors ("Board") and Audit Committee have oversight responsibility for cybersecurity risks and incidents, including compliance with disclosure requirements, collaboration with law enforcement, and related effects on financial and other risks. Findings and recommendations are reported, as deemed appropriate, to the Board. Senior management, including the Chief Information Security Officer ("CISO"), engages in regular discussions with the Board regarding cybersecurity risks, trends, and any material incidents that may arise. Furthermore, the Board receives briefings on cybersecurity matters from the CISO on the Company's cybersecurity and information security. Cybersecurity risk management is coordinated with key internal stakeholders, including legal and compliance functions, to support enterprise governance and disclosure obligations.

The Company's CISO has served various roles in information technology and information security for over 20 years, with experience in technology risk management, cybersecurity, compliance, network engineering, information systems, and business resiliency. The CISO is a Certified Information Systems Security Professional. The CISO manages the Company's information security and oversees data security personnel and the Company's incident response and business continuity management programs to assess and manage the cybersecurity element of the Company's risk management program, including policies, cybersecurity training, security operations and engineering, cyber threat detection and incident response. The CISO promptly informs and updates the Board about any information regarding security incidents that may pose a significant risk to the Company.

To date, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company's business strategy, results of operations, or financial condition. However, the Company has been the target of cybersecurity threats and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent. The Company cannot provide assurance that it will not be materially affected in the future by such risks or any future material incidents. For more information on the Company's cybersecurity-related risks, see Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

ITEM 2. Properties

As of December 31, 2025, the Company occupied approximately 1.3 million square feet of building space (including offices, warehouses, shops, and other facilities), substantially all of which is leased, at more than 30 locations throughout the U.S. and internationally. The Company's corporate headquarters is located in Miramar, Florida. The Company considers its facilities to be in good operating condition and sufficient to meet operational needs for the foreseeable future.

ITEM 3. Legal Proceedings

The Company may have certain claims in the normal course of business, including legal proceedings against the Company and against other parties. In the Company's opinion, the resolution of these claims will not have a material adverse effect on the

Company's results of operations, financial position or cash flows. However, because the results of any legal proceedings cannot be predicted with certainty, the amount of loss, if any, cannot be reasonably estimated.

Further, from time-to-time, government agencies investigate whether the Company's operations are being conducted in accordance with applicable contractual and regulatory requirements. Government investigations of the Company, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action against the Company. The Company believes, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock is listed and traded on the NASDAQ Global Select Market ("NASDAQ") under the symbol "VSEC." On February 5, 2026, the Company's 5.750% tangible equity units began trading on the NASDAQ under the symbol "VSECU."

As of February 20, 2026, there were approximately 185 stockholders of record of the Company's common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees.

Dividends

During each of the years ended December 31, 2025 and 2024, the Company paid quarterly dividends of $0.10 per share. Pursuant to the Company's credit agreement, as discussed in Note (7) "Debt" to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, the payment of cash dividends is subject to annual restrictions. The Company has paid cash dividends each year since 1973.

Certain Sales and Repurchases of Common Stock

During the fourth quarter of 2025, the Company did not sell any of its equity securities that were not registered under the Securities Act. During the fiscal year covered by this Form 10-K, no purchases of equity securities of the Company were made by or on behalf of VSE or any "affiliated purchaser" (as defined in Rule 10b-18 (a)(3) under the Exchange Act) other than 42,623 shares of the Company's common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

During the year ended December 31, 2024, a total of 299,682 shares of the Company's common stock were issued as part of the purchase consideration in connection with the Company's acquisition of Turbine Controls, Inc. ("TCI") and Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace"). The common stock issued was not registered under the Securities Act of 1933, in accordance with Section 4(a)(2) and Rule 506(b) of Regulation D thereunder, as transactions by an issuer not involving any public offering. See Note (2) "Acquisitions" for further information.

Equity Compensation Plan Information

The Company has two compensation plans approved by the Company's stockholders under which equity securities are authorized for issuance to employees and non-employee directors: the 2006 Plan, and the VSE Corporation 2021 Employee Stock Purchase Plan ("ESPP"). The following table sets forth the amounts of securities authorized for issuance under the 2006 Plan and the ESPP as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
		(a)
Equity compensation plans approved by security holders	206,564	$—	1,327,964
Equity compensation plans not approved by security holders	—	—	—
Total	206,564	$—	1,327,964
(a) The Company has not granted stock options under its equity compensation plans, and the outstanding awards under its equity compensation plans do not have exercise prices. The weighted-average grant date fair value of outstanding awards under the Company's equity compensation plans as of December 31, 2025 is $90.04.

See Note (10) "Stock-Based Compensation Plans" to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding the 2006 Plan and the ESPP.

Performance Graph

The following graph and table compare the cumulative total return on the Company's common stock with (i) a performance index for the broad market, the NASDAQ Global Select Market, on which the Company's common stock is traded, and (ii) a published industry index, the S&P 500 Aerospace & Defense Index.

The graph assumes an initial investment of $100 on 12/31/20 and that all dividends have been reinvested. The comparisons are not intended to be indicative of future performance of the Company's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among VSE Corporation, The NASDAQ Composite Index, and Peer Groups

500
450
400
350
300
250
200
150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
VSE
NASDAQ Composite
S&P Aerospace & Defense

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2020	2021	2022	2023	2024	2025
VSE	100.00	159.54	123.89	172.03	254.49	463.81
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
S&P Aerospace & Defense	100.00	113.22	132.89	141.88	162.31	230.45

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated statements and related notes included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The following generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.

Business Overview

VSE Corporation, through its subsidiaries (collectively, "VSE" or the "Company"), is a leading provider of aftermarket distribution and maintenance, repair and overhaul ("MRO") services for air transportation assets for commercial and government markets. The Company operates as a single reportable segment aligned with the Company's operating segment: Aviation.

Recent Developments

Sale of Fleet Segment

In April 2025, the Company completed the sale of its Fleet segment. See Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

New Credit Agreement

In May 2025, the Company entered into a new credit agreement, which fully replaced its previous credit agreement. See Note (7) "Debt" to the consolidated financial statements for further information.

2025 Acquisitions

In May 2025, the Company completed the acquisition of Turbine Weld Industries, LLC ("Turbine Weld"), a specialized MRO provider of complex technical and proprietary engine components for business and general aviation platforms.

In December 2025, the Company entered into an Asset Purchase and License Agreement with an original equipment manufacturer to exclusively manufacture, sell, market, and distribute certain fuel pumps for use on the Pratt & Whitney PT6 engine series.

In December 2025, the Company completed the acquisition of GenNx/AeroRepair IntermediateCo Inc., the parent company of Aero 3, Inc. ("Aero 3"), a diversified global MRO service provider and distributor supporting the wheel and brake aftermarket.

See Note (2) "Acquisitions" to the consolidated financial statements for further information.

PAG Acquisition

In January 2026, the Company entered into a stock purchase agreement (the “Purchase Agreement”) to acquire Precision Aviation Group (“PAG”), a portfolio company of GenNx360 Capital Partners. PAG is a leading global provider of aviation aftermarket MRO, distribution, and supply chain services supporting B&GA, rotorcraft, and defense markets (such acquisition, the “PAG Acquisition”). See Note (19) “Subsequent Events” to the consolidated financial statements for further information.

PAG Financing Transactions

In connection with and pursuant to the Purchase Agreement, concurrently with the signing of the Purchase Agreement, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) with one or more financial institutions (collectively, the “Commitment Parties”). Subject to the terms of the Debt Commitment Letter, the Commitment Parties have committed to provide new senior secured financing, which currently consists of, (i) a term loan B facility (the “New Term Loan B Facility”), (ii) an upsize of the Company's existing revolving facility (as amended, the “New Revolving Facility”), and (iii) an upsize of the Company's $300.0 million senior secured term loan A facility from $296.25 million (as amended, the “New Term Loan A Facility”. Following the satisfaction of certain conditions under the Debt Commitment Letter, certain commitments within the Debt Commitment Letter to provide a bridge loan facility and a backstop facility were reduced to $0, and the New Term Loan A Facility and the New Term Loan B Facility commitments may also be reduced. See Note (19) “Subsequent Events” to the Consolidated Financial Statements for further information.

Underwritten Public Offerings

In October 2025, the Company initiated a public offering of its common stock relating to the issuance and sale of 2,705,882 shares at a public offering price of $170.00 per share. The offering closed on October 29, 2025, and net proceeds of $441.6 million were received by the Company, which were used to finance the cash consideration for the Aero 3 acquisition and general corporate purposes, including repaying outstanding borrowings under the Company's revolving facility. See Note (15) "Capital Stock" to the consolidated financial statements for further information.

In February 2026, the Company initiated concurrent public offerings of (1) 4,587,766 shares of its common stock at a public offering price of $188.00 per share (the “Common Stock Offering”) and (2) 9,200,000 5.750% tangible equity units, each with a stated value of $50.00 (the “Units Offering,” and together with the Common Stock Offering, the “Offerings”). The Common Stock Offering closed on February 4, 2026, and the Units Offering closed on February 5, 2026. The net proceeds of approximately $1.3 billion were received by the Company, which are expected to be used to finance a portion of the cash consideration for the PAG Acquisition. If for any reason the PAG Acquisition is not consummated, the Company intends to use the net proceeds from the Offerings, after payment of any cash redemption amount and repurchase price, for general corporate purposes, which may include repayment of outstanding indebtedness. See Note (19) “Subsequent Events” to the consolidated financial statements for further information.

Business Trends

Contributions from recent acquisitions, the Company's strong program execution of new and existing business awards with original equipment manufacturer ("OEM") distribution and repair partners, and expansion of product line and repair capabilities and capacity resulted in record revenue of $1.1 billion for the year ended December 31, 2025, representing a 41% increase compared to the prior year. Distribution and repair revenue increased by 46% and 35%, respectively, for the year ended December 31, 2025, compared to the prior year period. The Company believes its 2025 acquisitions are strongly aligned with its core business and increases its exposure to the higher-growth, higher-margin aviation aftermarket.

Results of Operations

The following table summarizes the Company's consolidated results of operations (in thousands):

	Years ended December 31,
	2025	2024	Change ($)	Change (%)
Revenues	$1,112,275	$786,256	$326,019	41%
Costs and operating expenses	1,022,680	727,500	295,180	41%
Operating income	89,595	58,756	30,839	52%
Interest expense, net	20,556	34,947	(14,391)	(41)%
Income from continuing operations before income taxes	69,039	23,809	45,230	190%
Provision for income taxes	15,546	4,407	11,139	253%
Net income from continuing operations	$53,493	$19,402	$34,091	176%

Revenues. Revenues increased driven by contributions from recent acquisitions, recently initiated distribution contract wins and improved demand for the Company's commercial aerospace and business and general aviation products and services. Increased revenues were supported by strong end market conditions, reflecting sustained activity in air travel. Aviation distribution revenue increased $221.1 million or 46% and repair revenue increased $104.9 million or 35%.

Costs and Operating Expenses. Costs and operating expenses increased primarily as a result of increased revenues. Costs and operating expenses include intangible asset amortization expense, which increased to $26.0 million for the year ended December 31, 2025, as compared to $17.6 million for prior year period, due to recent acquisitions. In addition, during the year ended December 31, 2025, the Company recognized a $29.2 million charge related to the fair value remeasurement of the earn-out receivable associated with the Fleet Sale.

Operating Income. Operating income increased primarily attributable to revenue growth and the non-recurrence of certain one-time charges incurred in the prior year, including net lease abandonment charges of $12.2 million and corporate restructuring charges of $4.2 million. The operating income increase was partially offset by higher intangible asset amortization expense, a charge related to the fair value remeasurement of the earn-out receivable, and increased corporate acquisition and integration costs incurred during the current period.

Interest Expense, Net. Interest expense decreased primarily due to a reduction in the Company's average borrowings under its debt facilities and a lower average interest rate on outstanding borrowings during the period. In addition, interest income earned on the utilization of excess cash proceeds from the October 2025 underwritten public offering and on the note receivable further contributed to the overall decrease in interest expense.

Provision for Income Taxes. The effective tax rate for continued operations was 22.5% in 2025 compared to 18.5% in 2024. The higher tax rate in 2025 was primarily attributable to the reduced impact from favorable permanent adjustments, such as foreign derived intangible income ("FDII") and excess stock tax benefits, due to higher pre-tax book income in 2025, as well as adjustments to a tax settlement payment associated with a foreign subsidiary that is in the process of dissolution.

The Company's tax rate is also affected by discrete items that may occur in any given year but may not be consistent from year to year. In addition to state income taxes, certain federal and state tax credits and permanent book-tax differences such as foreign derived intangible income deduction, I.R.C. Section 162(m) executive compensation limitation and unrealized investment income or loss from the Company's COLI plan caused differences between the statutory U.S. federal income tax rate and the effective tax rate.

Financial Condition

There has been no material adverse change in the Company's financial condition in 2025. The Company's outstanding borrowings under the Company's term loan and revolving facility decreased $136.3 million, and the Company had $399.4 million of unused commitments under the credit agreement as of December 31, 2025. Changes to other asset and liability accounts were primarily due to the Company's earnings; the level of business activity; the sale of the Fleet segment; the timing and level of inventory purchases to support new distribution programs, vendor payments required to perform work; and collections from customers.

Liquidity and Capital Resources

Cash Flows

The following table summarizes the Company's cash flows (in thousands):

	For the years ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$26,990	$(31,037)
Net cash used in investing activities	(276,452)	(263,669)
Net cash provided by financing activities	289,790	315,806
Net increase in cash and cash equivalents	$40,328	$21,100

Cash provided by operating activities increased by $58.0 million primarily due to higher net income from continuing operations, adjusted for non-cash expenses.

Cash used in investing activities increased by $12.8 million primarily reflecting higher net cash paid for current year acquisitions of $111.0 million, partially offset by an increase in net cash proceeds from the sale of business segments of $98.8 million. See Note (2) "Acquisitions" and Note (3) "Discontinued Operations" to the consolidated financial statement for further information.

Cash provided by financing activities decreased by $26.0 million primarily due to higher net repayments of the Company's debt during the current period of $135.8 million, partially offset by increased proceeds of $116.2 million from the issuance of common stock compared to the prior year.

The Company paid cash dividends totaling $8.3 million, or $0.40 per share, in 2025. Pursuant to the Company's credit agreement, payment of cash dividends is subject to annual restrictions. The Company has paid cash dividends each year since 1973.

Liquidity

The Company's internal sources of liquidity are primarily from operating activities, specifically from changes in the Company's level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in these operating activities can affect the Company's liquidity. Inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Accounts receivable and accounts payable levels can be affected by changes in the level of work the Company performs and by the timing of large purchases. In addition to operating cash flows, other significant factors that affect the Company's overall management of liquidity include capital expenditures, divestitures, and investments in the acquisition of businesses.

On May 2, 2025, the Company entered into a new credit agreement, which provides for a $300 million term loan facility and a $400 million revolving credit facility, both maturing on May 2, 2030. The new debt agreement provides a lower interest rate, greater flexibility and increased borrowing capacity. See Note (7) “Debt” to the consolidated financial statements for further information.

The Company's outstanding borrowings under the credit agreement decreased approximately $136.3 million for the year ended December 31, 2025. The decrease was driven by the repayment of all outstanding borrowings under the revolving facility, principally from the utilization of proceeds from the Fleet Sale and the Company's October 2025 underwritten public offering. See Note (3) "Discontinued Operations" and Note (15) "Capital Stock", respectively, for further information. As of December 31, 2025, the Company had outstanding borrowings under its term loan of $296.3 million, outstanding letters of credit of $0.6 million, and $399.4 million of unused commitments under the credit agreement.

In October 2025, the Company initiated a public offering of its common stock that resulted in net proceeds of $441.6 million, which were used to finance the cash consideration for the Aero 3 acquisition and general corporate purposes, including repaying outstanding borrowings under the Company's revolving facility. See Note (15) "Capital Stock" to the consolidated financial statements for further information.

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

Other Obligations and Commitments

The Company's contractual cash obligations as of December 31, 2025 include payments of interest on its debt facilities and operating lease obligations. See Note (7) "Debt" and Note (12) "Leases" to the Consolidated Financial Statements for information regarding the Company's long-term debt obligations and future minimum lease payments on operating lease obligations, respectively.

The Company estimates cash requirements for interest payments on its debt facilities to be approximately $15.3 million for 2026, $14.8 million for 2027, $13.9 million for 2028, $12.8 million for 2029, and $4.1 million for 2030 when the Company's facilities mature. The estimates do not take into account future draw downs and repayments on the debt, the impact of interest rate swaps, or changes in the variable interest rate, and actual interest may be different. The estimates included variable rate interest obligations estimated based on rates as of December 31, 2025. The interest payments are estimated through the maturity date of the Company's term loan. Interest payments under the revolving facility have been excluded because a reasonable estimate of timing and amount of cash out flows cannot be determined.

Inflation and Pricing

The Company has experienced broad-based inflationary and tariff impacts consistent with overall trends in the aerospace industry, due primarily to increased materials, labor, and services costs. The effect of these increased costs on consolidated net income has been mitigated with improved efficiency in the Company's underlying business through productivity improvements and pass-through price increases. Given broader inflation in the economy, the Company is monitoring the risk inflation presents to active and future contracts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates and Judgments

The Company's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require the Company to make estimates and assumptions. Certain critical accounting estimates affect the more significant accounts, particularly those that involve judgments and assumptions used in the preparation of the consolidated financial statements. Due to the significant judgment involved in selecting certain of the assumptions used in these estimates, it is possible that different parties could choose different assumptions and reach different conclusions. The Company considers estimates relating to the following matters to be critical accounting estimates.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). The unit of account in ASC 606 is a performance obligation. At the inception of each contract with a customer, the Company determines its performance obligations under the contract and the contract's transaction price. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation to transfer goods or services. Performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to customers.

Revenues result from the sale of aircraft parts and the performance of MRO services. The Company recognizes revenues for the sale of aircraft parts at a point in time when control is transferred to the customer, which usually occurs when the parts are shipped. The Company recognizes revenues for MRO services over time as the services are transferred to the customer. MRO services revenue recognition is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore, the services transferred to date. Sales returns and allowances are not significant.

The Company has applied the practical expedient for parts sales and MRO services to exclude the amount of remaining performance obligations for contracts with an original expected term of one year or less.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Inventories consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage and handling costs. The Company periodically evaluates the carrying value of inventory, considering factors such as its physical condition, sales patterns and demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based on future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and market multiples, among other items. The Company determines the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair values becomes available. The Company will recognize any adjustments to provisional amounts that are identified during the period not to exceed twelve months from the acquisition date (the "measurement period") in which the adjustments are determined. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of fair value of consideration paid for an acquisition over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Company recognizes purchased intangible assets in connection with business acquisitions at fair value on the acquisition date. The Company evaluates goodwill for impairment at least annually on the first day of the fourth quarter, or whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable. When testing goodwill for impairment, the Company may initially qualitatively assess whether it is necessary to perform a quantitative goodwill impairment test, which is only required if the Company concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considered the totality of all relevant events and circumstances that affect the fair value or carrying amount of a reporting unit in accordance with ASC Topic 350, Intangibles - Goodwill and Other. In the event the Company deems a quantitative impairment test necessary, the Company estimates and compares the reporting unit fair value to its respective carrying value including goodwill. The Company estimates the reporting unit fair value using a weighting of fair values derived from the income approach and market approach. The analysis relies on significant judgments and assumptions about expected future cash flows, weighted-average cost of capital, discount rates, expected long-term growth rates, and financial measures derived from observable market data of comparable public companies.

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

The carrying value of net deferred tax assets is based on assumptions regarding the Company's ability to generate sufficient future taxable income to utilize these deferred tax assets within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. Deferred tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted.

Recent Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note (1) "Nature of Business and Summary of Significant Accounting Policies" to the Consolidated Financial Statements included below in Item 8 of this annual report on Form 10-K for additional information.

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

A hypothetical 1% increase to interest rates would have increased interest expense by approximately $3.8 million and would have decreased the Company's net income and operating cash flows by a comparable amount.

For additional information related to the Company's debt and interest rate swap agreements, see Note (7) and Note (8), respectively, to the Consolidated Financial Statements contained in this report.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
VSE Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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

Assessment of the write-down of slow moving inventory at certain locations
As described further in note 1 to the consolidated financial statements, the Company records inventory at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory which requires the write-down of slow-moving inventory for excess or obsolescence based on certain inputs and assumptions used to determine the net realizable value. These assumptions include the recovery rates applied to slow moving inventory. Changes in these assumptions could have a significant impact on the valuation of the inventory.

The principal consideration for our determination that the write-down of slow moving inventories at certain locations is a critical audit matter are the magnitude of the inventory balance and that the inputs and assumptions used in determining the write-down are subject to significant management judgement. The inputs and assumptions used in determining the write-down of slow-moving inventory includes the recovery rates applied to slow moving inventory, the identification of specific inventories associated with aircraft with declining usage trends and the impact of exclusive distribution agreements. The assessment of these inputs required a high degree of auditor judgement in evaluating the recovery rates for slow moving inventory.

Our audit procedures related to the write-down of slow moving inventories at certain locations, included the following, among others.

•We tested the design and operating effectiveness of controls relating to the Company’s estimate of the write-down of slow moving inventories, including review of significant inputs and assumptions.
•We assessed the reasonableness of recovery rates applied to slow moving inventory based on historical aging.
•We assessed the identification of specific inventory with declining usage trends by evaluating external industry information.
•We conducted sensitivity analysis around the reserve assumptions applied to aged inventory.
•We performed a look back analysis over historical inventory and reserve balances to evaluate changes year over year.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Charlotte, North Carolina
February 27, 2026

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$69,358	$29,505
Receivables, net	190,732	158,104
Contract assets	41,468	29,960
Inventories	553,834	434,059
Prepaid expenses and other current assets	37,937	30,899
Current assets held-for-sale	—	282,820
Total current assets	893,329	965,347
Property and equipment, net	91,098	71,041
Intangible assets, net	295,962	197,157
Goodwill	641,242	428,263
Operating lease right-of-use assets	50,151	43,225
Note receivable	27,041	—
Other assets	29,755	37,597
Total assets	$2,028,578	$1,742,630
Liabilities and Stockholders' equity
Current liabilities:
Current portion of long-term debt	$7,500	$30,000
Accounts payable	154,506	145,492
Accrued expenses and other current liabilities	73,161	52,749
Dividends payable	2,339	2,059
Current liabilities held-for-sale	—	68,200
Total current liabilities	237,506	298,500
Long-term debt, less current portion	285,304	400,173
Deferred compensation	5,918	7,262
Long-term operating lease obligations	43,693	39,498
Deferred tax liabilities	12,394	—
Other long-term liabilities	4,955	9,011
Total liabilities	589,770	754,444
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 44,000,000 shares; issued and outstanding 23,398,046 and 20,590,496 respectively	1,170	1,030
Additional paid-in capital	1,041,483	591,600
Retained earnings	395,643	392,484
Accumulated other comprehensive income	512	3,072
Total stockholders' equity	1,438,808	988,186
Total liabilities and stockholders' equity	$2,028,578	$1,742,630

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Revenues:
Products	$703,925	$482,800	$376,567
Services	408,350	303,456	167,453
Total revenues	1,112,275	786,256	544,020

Costs and operating expenses:
Products	589,963	404,873	330,216
Services	364,182	279,168	144,794
Selling, general and administrative expenses	13,340	13,629	7,123
Earn-out receivable fair value adjustments	29,200	—	—
Lease abandonment and termination costs	—	12,205	—
Amortization of intangible assets	25,995	17,625	11,742
Total costs and operating expenses	1,022,680	727,500	493,875
Operating income	89,595	58,756	50,145

Interest expense, net	20,556	34,947	31,085
Income from continuing operations before income taxes	69,039	23,809	19,060
Provision for income taxes	15,546	4,407	4,495
Net income from continuing operations	53,493	19,402	14,565
(Loss) income from discontinued operations, net of tax	(41,790)	(4,078)	24,569
Net income	$11,703	$15,324	$39,134

Earnings (loss) per share:
Basic
Continuing operations	$2.53	$1.09	$1.03
Discontinued operations	(1.98)	(0.23)	1.74
	$0.55	$0.86	$2.77
Diluted
Continuing operations	$2.52	$1.08	$1.03
Discontinued operations	(1.97)	(0.23)	1.73
	$0.55	$0.85	$2.76

Weighted average shares outstanding:
Basic	21,138,691	17,878,608	14,130,334
Diluted	21,238,718	17,975,295	14,184,729

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	For the years ended December 31,
	2025	2024	2023
(in thousands)
Net income	$11,703	$15,324	$39,134
Other comprehensive (loss) income, net of tax:
Change in fair value of interest rate swap agreements, net of tax	(2,560)	940	(2,836)
Total other comprehensive (loss) income, net of tax	(2,560)	940	(2,836)
Comprehensive income	$9,143	$16,264	$36,298

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands)	Shares	Amount
Balance at December 31, 2022	12,817	$641	$92,620	$351,297	$4,968	$449,526
Net income	—	—	—	39,134	—	39,134
Issuance of common stock	2,846	142	128,968	—	—	129,110
Stock-based compensation	94	5	7,515	—	—	7,520
Other comprehensive loss, net of tax	—	—	—	—	(2,836)	(2,836)
Dividends declared ($0.40 per share)	—	—	—	(5,729)	—	(5,729)
Balance at December 31, 2023	15,757	788	229,103	384,702	2,132	616,725
Net income	—	—	—	15,324	—	15,324
Issuance of common stock	4,412	221	324,960	—	—	325,181
Stock issuance in connection with acquisitions	300	15	30,252	—	—	30,267
Stock-based compensation	122	6	7,285	—	—	7,291
Other comprehensive income, net of tax	—	—	—	—	940	940
Dividends declared ($0.40 per share)	—	—	—	(7,542)	—	(7,542)
Balance at December 31, 2024	20,591	1,030	591,600	392,484	3,072	988,186
Net income	—	—	—	11,703	—	11,703
Issuance of common stock	2,706	135	440,968	—	—	441,103
Stock-based compensation	101	5	8,915	—	—	8,920
Other comprehensive loss, net of tax	—	—	—	—	(2,560)	(2,560)
Dividends declared ($0.40 per share)	—	—	—	(8,544)	—	(8,544)
Balance at December 31, 2025	23,398	$1,170	$1,041,483	$395,643	$512	$1,438,808

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the years ended December 31,
(in thousands)	2025	2024	2023
	(a)	(a)	(a)
Cash flows from operating activities:
Net income	$11,703	$15,324	$39,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,924	28,762	23,416
Amortization of debt issuance costs	1,464	1,330	1,544
Deferred taxes	(58)	(9,996)	(1,979)
Stock-based compensation	12,835	8,315	7,738
Specific provision for inventory	—	—	742
Impairment and loss on sale of business segments	47,046	19,403	—
Loss on sale of property and equipment	45	479	—
Lease abandonment and termination costs	—	12,205	—
Earn-out receivable adjustments	29,200	—	—
Interest income on note receivable	(2,041)	—	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(26,531)	(40,239)	(25,923)
Contract assets	(8,570)	7,781	5,148
Inventories	(56,870)	(31,668)	(87,529)
Prepaid expenses and other current assets and other assets	(4,532)	(6,685)	(3,191)
Operating lease assets and liabilities, net	2,376	(10,247)	(390)
Accounts payable and deferred compensation	(10,932)	(31,756)	23,913
Accrued expenses and other current and noncurrent liabilities	(8,069)	5,955	(4,452)
Net cash provided by (used in) operating activities	26,990	(31,037)	(21,829)
Cash flows from investing activities:
Purchases of property and equipment	(21,281)	(20,704)	(18,666)
Proceeds from the sale of business segments, net of cash divested	138,973	40,157	—
Proceeds from payments on notes receivable	—	—	1,557
Cash paid for acquisitions, net of cash acquired	(394,144)	(283,122)	(218,581)
Net cash used in investing activities	(276,452)	(263,669)	(235,690)
Cash flows from financing activities:
Borrowings on bank credit facilities	667,335	739,236	844,262
Repayments on bank credit facilities	(803,585)	(739,736)	(699,872)
Proceeds from issuance of common stock	442,167	325,999	130,020
Payment of debt financing costs	(2,584)	—	(2,890)
Payment of taxes for equity transactions	(5,138)	(2,633)	(1,113)
Dividends paid	(8,263)	(7,060)	(5,436)
Other	(142)	—	—
Net cash provided by financing activities	289,790	315,806	264,971
Net increase in cash and cash equivalents	40,328	21,100	7,452
Cash and cash equivalents, beginning of period	29,030	7,930	478
Cash and cash equivalents, end of period	$69,358	$29,030	$7,930

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

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the years ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of noncash investing and financing activities:
Note receivable from the sale of business segment	$25,000	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,849	$37,076	$35,039
Cash paid for income taxes
Federal	$11,900	$8,200	$9,900
State	2,938	1,962	1,990
Foreign
United Kingdom	1,059	1,555	—
Other	217	232	2,107
Total cash paid for income taxes	$16,114	$11,949	$13,997

The accompanying notes are an integral part of these financial statements.

VSE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Nature of Business and Summary of Significant Accounting Policies

Nature of Business

VSE Corporation, through its subsidiaries (collectively, "VSE" or the "Company") is a diversified aftermarket products and services company serving commercial and government markets. The Company's operations include aircraft and airframe parts supply and distribution and MRO services of aircraft components and engine accessories. The Company operates as one reportable segment aligned with the Company's operating segment: Aviation.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include the assets, liabilities, results of operations and cash flows of the parent company and the Company's wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In April 2025, VSE completed the sale of all of the issued and outstanding shares of common stock of its Fleet segment. See Note (3) "Discontinued Operations" for further information. The consolidated financial statements present the results of operations for the Fleet segment as discontinued operations for all periods presented, and the related assets and liabilities as held-for-sale as of December 31, 2024.

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

Stock-Based Compensation

The Company issues stock-based awards as compensation to employees and directors. Stock-based awards include stock-settled bonus awards, time-vested stock awards and performance share awards. The Company recognizes stock-based compensation expense over the underlying award’s requisite service period, as measured using the award’s grant date fair value. The Company's policy is to recognize forfeitures as they occur. For performance share awards, the Company assesses the probability of achieving the performance conditions at each reporting period end and adjusts compensation expense based on the number of shares it expects to ultimately issue.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The Company's calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of outstanding stock-based awards. The antidilutive common stock equivalents excluded from the diluted per share calculation are not material.

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	For the years ended December 31,
	2025	2024	2023
Basic weighted average common shares outstanding	21,138,691	17,878,608	14,130,334
Effect of dilutive shares	100,027	96,687	54,395
Diluted weighted average common shares outstanding	21,238,718	17,975,295	14,184,729

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Due to the short maturity of these instruments, the carrying values on the Company's consolidated balance sheets approximate fair value. Although certain cash balances exceed insurance limits of the Federal Deposit Insurance Corporation, the Company does not limit its credit exposure to any one financial institution and utilizes financial institutions with high credit quality. As of December 31, 2025, the Company held approximately $6.3 million of cash in foreign bank accounts.

Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation and amortization. Depreciation and amortization is generally calculated on a straight-line basis over the estimated useful lives of the various assets. Property and equipment is generally depreciated over the following estimated useful lives: computer equipment, furniture, other equipment from three to 15 years; and buildings and land improvements from 15 to 20 years. Amortization of leasehold improvements is calculated on a straight-line basis over the lesser of their useful life or the remaining term of the lease.

Leases

The Company determines at inception whether an arrangement that provides the Company control over the use of an asset is a lease. Substantially all of the Company's leases are long-term operating leases for facilities with fixed payment terms. The Company recognizes a right-of-use ("ROU") asset and a lease liability upon commencement of operating leases. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company's incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial indirect costs and prepayments, less any lease incentives. The Company's lease arrangements do not contain any material residual guarantees, variable payment provisions, or restrictive covenants. Finance leases are not material to the Company's consolidated financial statements.

The Company recognizes lease costs on a straight-line basis over the remaining lease term, except for variable lease payments that are expensed in the period in which the obligation for those payments is incurred.

Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the balance sheet. Operating lease cost is included in costs and operating expenses on the Company's consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Trade receivables consist of amounts due from various commercial entities and government clients. The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the customer base and their dispersion across many different geographic regions. The credit risk, with respect to contracts with the government, is limited due to the creditworthiness of the respective governmental entities. The Company performs ongoing credit evaluations and monitoring of the financial condition of all customers. The Company maintains an allowance for credit losses based upon several factors, including historical collection experience, current aging status of the customer accounts and financial condition of customers.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606. The unit of account in ASC 606 is a performance obligation. At the inception of each contract with a customer, the Company determines its performance obligations under the contract and the contract's transaction price. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the respective goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. For product sales, each product sold to a customer typically represents a distinct performance obligation. Performance obligations are satisfied over time as work progresses or at a point in time based on transfer of control of products and services to customers.
The Company's revenues result from the sale of aircraft parts and performance of MRO services for private and commercial aircraft owners, other aviation MRO providers, and aviation original equipment manufacturers. The Company recognizes revenues for the sale of aircraft parts at a point in time when control is transferred to the customer, which usually occurs when the parts are shipped. The Company recognizes revenues for MRO services over time as the services are transferred to the customer. MRO services revenue recognized is measured based on the cost-to-cost input method, as costs incurred reflect the work completed, and therefore the services transferred to date. Sales returns and allowances are not significant.

Receivables and Contract Balances

Receivables are recorded at amounts earned less an allowance. The Company reviews receivables regularly to determine if there are any potentially uncollectible accounts.

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. The amounts may not exceed their estimated net realizable value. Contract assets are classified as current based on the Company's contract operating cycle. Contract liabilities include customer advances and billings in excess of revenue recognized and are included within accrued expenses and other current liabilities in the Company's consolidated balance sheets.

Allowance for Credit Losses

The Company establishes allowances for credit losses on accounts receivable and contract assets. To measure expected credit losses, the Company has disaggregated pools of receivable balances which exhibit similar risk characteristics. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. The Company also considers current market conditions and forecasts of future economic conditions to inform potential adjustments to historical loss data. In addition, the Company also records allowances for credit losses for specific receivables that are deemed to have a higher risk profile than the rest of the respective pool of receivables, such as concerns about a specific customer's inability to meet its financial obligation. The adequacy of these allowances is assessed quarterly through consideration of factors on a collective basis where similar characteristics exist and on an individual basis.

Inventories

Inventories are stated at the lower of cost or net realizable value using the FIFO method. Inventories consist primarily of aftermarket parts for distribution, and general aviation engine accessories and parts, and also include related purchasing, overhaul labor, storage, and handling costs.

The Company periodically evaluates the carrying value of inventory, considering factors such as its physical condition, sales patterns and demand in order to estimate the amount necessary to write down any slow moving, obsolete or damaged inventory. These estimates could vary significantly from actual amounts based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen or did not exist when the estimated write-downs were made.

Deferred Compensation Plans

The Company provides for certain key management employees to be incentivized and rewarded based on overall company performance through the Company's Deferred Supplemental Compensation Plan (the "DSC Plan"). DSC Plan expenses were $0.4 million, $0.3 million, and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company invests in corporate owned life insurance ("COLI") products and in mutual funds that are held in a Rabbi Trust to fund the DSC Plan obligations. The COLI investments are recorded at cash surrender value and the mutual fund investments are recorded at fair value. The DSC Plan assets are included in other assets on the accompanying consolidated balance sheets. DSC Plan assets were $13.2 million and $12.0 million as of December 31, 2025 and December 31, 2024, respectively. Gains and losses recognized on the changes in fair value of the investments are recorded as selling, general and administrative expenses on the accompanying consolidated statements of operations. The Company recorded net gains of $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The carrying value of net deferred tax assets is based on assumptions regarding the Company's ability to generate sufficient future taxable income to utilize these deferred tax assets.

Business Combinations

The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company's results of operations beginning as of their effective acquisition dates. For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations.

Goodwill

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is tested for potential impairment at the reporting unit level annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When testing goodwill for impairment, the Company may initially qualitatively assess whether it is necessary to perform a quantitative goodwill impairment test, which is only required if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considered the totality of all relevant events and circumstances that affect the fair value or carrying amount of a reporting unit in accordance with ASC 350-20-35-3C. In the event the Company deems a quantitative impairment test necessary, the Company estimates and compares the reporting unit fair value to its respective carrying value including goodwill. Reporting unit fair value is determined using a combination of the income approach and the market approach, which involves the use of estimates and assumptions, including projected future operating results and cash flows, the cost of capital, and financial measures derived from observable market data of comparable public companies. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value. Based on the annual goodwill impairment test performed during the fourth quarter of 2025, the Company's qualitative impairment test determined that it was more likely than not that the reporting unit fair value exceeded carrying value.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including amortizable intangible assets, operating lease right-of-use assets, and property and equipment, for impairment whenever events or changes in facts and circumstances indicate that their carrying values may not be fully recoverable and the carrying amount of the asset exceeds its estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard during 2025 and applied the disclosure retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-09 did not have an impact on the Company's consolidated financial position, results of operations or cash flows. See Note (11) "Income Taxes" for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption will not have an impact on the Company's consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact that adoption of ASU 2024-03 will have on its disclosures.

(2) Acquisitions

Fiscal 2025

Aero 3, Inc. ("Aero 3")

On December 23, 2025, the Company completed the previously announced acquisition of GenNx/AeroRepair IntermediateCo Inc., the parent company of Aero 3, Inc., for a total cash consideration, subject to working capital adjustments, of $346.4 million, net of cash acquired of $1.4 million. The acquisition was funded with proceeds from the Company's October 2025 underwritten public offering, see Note (15) "Capital Stock" for further information. Aero 3 is a diversified global MRO service provider and distributor supporting the wheel and brake aftermarket. The acquisition expands the Company's global aftermarket capabilities by broadening MRO, distribution, and proprietary product offerings to support commercial, business and general aviation operators while aligning with the Company's OEM-centric strategy.

The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital and income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the Aero 3 opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$12,244
Contract assets	1,825
Inventories	54,267
Prepaid expenses and other current assets	880
Property and equipment, net	4,704
Intangible assets - customer related	94,000
Goodwill	214,519
Operating lease right-of-use assets	5,163
Other assets	4,159
Total assets acquired	391,761
Accounts payable	(9,262)
Accrued expense and other current liabilities	(6,218)
Long-term operating lease obligations	(3,664)
Deferred tax liabilities	(21,247)
Other long-term liabilities	(4,971)
Total liabilities assumed	(45,362)
Net assets acquired, excluding cash	$346,399

Goodwill resulting from the acquisition reflects the strategic advantage of expanding the Company's MRO services, parts distribution and proprietary solution capabilities to support the wheel and brake aftermarket. The value attributed to goodwill and customer relationships is not deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized over a weighted average useful life of 12.1 years.

The operating results of Aero 3 were included in the Company's consolidated results of operations from the date of acquisition. Aero 3's consolidated revenues and operating income included in the Company's consolidated statements of operations for the year ended December 31, 2025 were not material. Acquisition-related expenses totaled $4.0 million for the year ended December 31, 2025 and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Aero 3 and VSE Corporation for the years ended December 31, 2025, and 2024, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the years ended December 31,
	2025	2024
Revenue	$1,222,244	$901,940
Income from continuing operations	$66,489	$29,217

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Aero 3 as though it had occurred on January 1, 2024 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; and acquisition and other transaction costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2024, nor is it indicative of future operating results.

PT6 Fuel Pumps License Agreement

On December 18, 2025, the Company entered into an Asset Purchase and License Agreement with an original equipment manufacturer for a purchase price of $10.8 million, to exclusively manufacture, sell, market, distribute, and repair certain fuel pumps for use on the Pratt & Whitney PT6 engine series. The purchase price is expected to be mainly paid in 2026 and funded through the Company's sources of liquidity. As of December 31, 2025, the liability associated with the purchase price is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheets. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The acquisition is not material to the Company's consolidated financial statements.

The preliminary allocation of the purchase price comprised of net tangible assets of $2.1 million, goodwill of $1.9 million, and a customer-related intangible asset of $6.8 million, which is being amortized over a period of 16 years. Goodwill resulting from the acquisition reflects the strategic advantage of expanding existing distribution and MRO capabilities supporting certain PT6 fuel pumps. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

Acquisition-related expenses incurred during the year ended December 31, 2025 were not material. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

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

The preliminary allocation of the purchase price comprised of net tangible assets, excluding cash acquired, of $12.6 million, goodwill of $13.3 million, and a customer-related intangible asset of $24.0 million, which is being amortized over a period of 10 years. Goodwill resulting from the acquisition of Turbine Weld reflects the strategic advantage of expanding the Company's MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the Turbine Weld opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

Acquisition-related expenses totaled $1.5 million for the year ended December 31, 2025, which are included in selling, general and administrative expenses. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

Fiscal 2024

Kellstrom Aerospace Group, Inc. ("Kellstrom Aerospace")

On December 3, 2024, the Company completed the acquisition of Kellstrom Aerospace for a total consideration of approximately $188.9 million, consisting of cash consideration of $168.6 million, net of $10.6 million cash acquired, and in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $20.3 million. The cash consideration was funded by proceeds from the Company's October 2024 underwritten public offering and borrowings under the Company's revolving credit facility. Kellstrom Aerospace is a diversified global distributor and service provider supporting the commercial aerospace engine aftermarket. The acquisition provides an opportunity to improve the Company's position in the commercial aviation aftermarket by expanding product and capability offerings both domestically and internationally, including participation in aircraft engine maintenance events.

During the year ended December 31, 2025, the purchase price allocation was adjusted as a result of working capital and to reflect measurement period adjustments based on new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a $16.8 million decrease to goodwill, primarily driven by a $7.8 million increase to deferred tax assets, a $4.9 million increase to inventories, a $2.3 million fair value step up to operating lease right-of-use assets, and a $2.2 million working capital settlement which reduced net purchase consideration.

The final purchase price allocation is as follows (in thousands):

Receivables	$27,379
Contract assets	2,925
Inventories	42,589
Prepaid expenses and other current assets	2,538
Property and equipment, net	10,301
Intangible asset - customer related	41,900
Goodwill	83,922
Operating lease right-of-use assets	14,141
Deferred tax assets	7,624
Total assets acquired	233,319
Accounts payable	(27,750)
Accrued expense and other current liabilities	(6,403)
Long-term operating lease obligations	(10,300)
Total liabilities assumed	(44,453)
Net assets acquired, excluding cash	$188,866

Cash consideration, net of cash acquired	$168,599
VSE common stock, at fair value	20,267
Total	$188,866

Goodwill resulting from the acquisition reflects the strategic advantage of growing the Company's distribution and MRO capabilities in the commercial aerospace aftermarket. The value attributed to goodwill and customer relationships is not deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized over a period of 8 years.

The operating results of Kellstrom Aerospace were included in the Company's consolidated results of operations from the date of acquisition. Acquisition-related expenses totaled $0.7 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Kellstrom Aerospace and VSE Corporation for the years ended December 31, 2024, and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the years ended December 31,
	2024	2023
Revenue	$950,468	$704,792
Income from continuing operations	$28,145	$19,941

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Kellstrom Aerospace as though it had occurred on January 1, 2023 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; and acquisition and other transaction costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

Turbine Controls, Inc. ("TCI")

On April 24, 2024, the Company completed the acquisition of TCI for a total consideration of $122.4 million. The total consideration consisted of cash consideration of $112.4 million, net of $1.2 million cash acquired, and an in-kind payment in the form of shares of the Company's common stock with a value equal to approximately $10.0 million. The cash consideration was funded by borrowings under the Company's revolving credit facility. TCI is a leading provider of aftermarket MRO support services for complex engine components, as well as engine and airframe accessories, across commercial and military applications. The acquisition presents an opportunity for the Company to accelerate its MRO strategy, including expanding the Company's repair capability offerings and adding several new OEM relationships.

The final purchase price allocation is as follows (in thousands):

Receivables	$9,122
Contract assets	16,193
Inventories	5,512
Prepaid expenses and other current assets	570
Property and equipment, net	6,434
Intangible asset - customer related	59,000
Goodwill	40,201
Operating lease right-of-use assets	7,832
Other assets	214
Total assets acquired	145,078
Accounts payable	(9,764)
Accrued expense and other current liabilities	(5,624)
Long-term operating lease obligations	(7,339)
Total liabilities assumed	(22,727)
Net assets acquired, excluding cash	$122,351

Cash consideration, net of cash acquired	$112,351
VSE common stock, at fair value	10,000
Total	$122,351

Goodwill resulting from the acquisition of TCI reflects the strategic advantage of expanding the Company's MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized over a period of 10 years.

Acquisition-related expenses totaled $2.2 million for the year ended December 31, 2024, and are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for TCI and VSE Corporation for the years ended December 31, 2024, and 2023, respectively. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	For the years ended December 31,
	2024	2023
Revenue	$818,039	$632,551
Income from continuing operations	$20,130	$10,394

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of TCI as though it had occurred on January 1, 2023 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; and

acquisition and other transaction costs. The unaudited pro forma financial information is presented for illustrative purposes only and is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2023, nor is it indicative of future operating results.

Fiscal 2023

Honeywell Fuel Control Systems ("Honeywell FCS Acquisition")

On September 27, 2023, the Company entered into an Asset Purchase and License Agreement with Honeywell International Inc. ("Honeywell"), for a purchase price of $105.0 million, to exclusively manufacture, sell, market, distribute, and repair certain Honeywell fuel control systems. The purchase price of this acquisition was funded by borrowings under the Company's revolving credit facility. This agreement expands existing distribution and MRO capabilities supporting certain Honeywell fuel control systems and associated subcomponents. The acquisition was accounted for as a business combination under ASC 805, Business Combinations.

The final purchase price allocation is as follows (in thousands):

Prepaid expenses and other current assets (a)	$11,500
Property and equipment	2,714
Intangible assets	16,200
Goodwill	74,586
Total assets acquired	$105,000

Cash consideration	$105,000
Total consideration	$105,000
(a) Represents prepaid inventory consisting of finished goods acquired but not in the Company's physical possession as of the acquisition date.

Goodwill resulting from the acquisition reflects the expected synergies from the acquisition. The value attributed to goodwill and customer relationship is deductible for income tax purposes. The estimated value attributed to the customer relationship intangible asset is being amortized over a period of 10 years.

The Company incurred $0.3 million of acquisition-related expenses during the year ended December 31, 2023, which are included in selling, general and administrative expenses. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

Desser Holding Company, LLC ("Desser Aerospace")

On July 3, 2023, the Company completed the acquisition of Desser Aerospace, a global aftermarket solutions provider of specialty distribution and MRO services for cash consideration of $131.5 million. Concurrent with the closing of the transaction, the Company immediately sold, in a separate transaction, Desser Aerospace’s propriety solutions businesses to Loar Group Inc. (“Loar”) for a cash consideration of $31.8 million.

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

Goodwill resulting from the acquisition of Desser Aerospace reflects the strategic advantage of expanding the Company's specialty distribution and MRO services to new customers. The value attributed to goodwill and customer relationships is not fully deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized over a weighted average useful life of 8.3 years.

The Company incurred $3.2 million of acquisition-related expenses during the year ended December 31, 2023, which are included in selling, general and administrative expenses.

The following unaudited pro forma financial information presents the combined results of operations for Desser Aerospace and VSE Corporation for the year ended December 31, 2023. The unaudited consolidated pro forma results of operations are as follows (in thousands):

For the year ended December 31,
2023
Revenue	$591,775
Income from continuing operations	$17,678

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Desser Aerospace as though it had occurred on January 1, 2022 and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition and other transaction costs; and certain costs allocated from the former parent. The unaudited pro forma financial information is presented for illustrative purposes only and is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2022, nor is it indicative of future operating results.

Precision Fuel Components, LLC ("Precision Fuel")

On February 1, 2023, the Company acquired Precision Fuel Components, LLC for a purchase price of $11.7 million. The acquisition was not material to the Company's consolidated financial statements. During the year ended December 31, 2023, the Company incurred $0.2 million of acquisition-related expenses, which are included in selling, general and administrative expenses.

(3) Discontinued Operations

Sale of Fleet Segment

On April 1, 2025, VSE completed the sale of its Fleet segment for a total consideration of up to $230 million (the “Fleet Sale”). This consideration is comprised of $136.2 million of cash, net of $4.8 million cash divested. The consideration also includes a $25 million seller note and a potential earn-out payment of up to $65 million, subject to the achievement of certain milestones. The seller note is scheduled to mature in July 2030. See Note (17) "Fair Value Measurements" for information regarding the fair value of the earn-out. The Fleet Sale is consistent with the Company's long-term strategy of transforming to a pure-play aviation business focused on higher margin and higher growth aftermarket parts distribution and MRO businesses.

During the year ended December 31, 2025, the Company recorded a total pre-tax loss of $46.8 million, inclusive of $3.8 million of transaction fees. The loss was comprised of a pre-tax impairment charge on the Fleet assets held-for-sale of $33.7 million and a pre-tax loss on the Fleet Sale of $13.1 million, which was primarily attributable to a $8.3 million adjustment of a deferred tax liability related to the pre-tax impairment from the first quarter of 2025 and the impact of working capital adjustments of $4.8 million. The total loss is included in (loss) income from discontinued operations, net of tax in the consolidated statements of operations. In the fourth quarter of the year ended December 31, 2025, the Company recognized an additional $8.7 million income tax provision as a result of a change in the tax treatment of the sale transaction from an asset sale to a stock sale.

Sale of Federal and Defense Segment

In February 2024, VSE entered into two separate agreements to sell substantially all the Federal and Defense segment's operational assets ("FDS Sale") for cash consideration of $42.9 million. The FDS Sale is consistent with the Company's long-term strategic growth strategy of transforming to a pure-play aviation business focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. The Company recorded a pre-tax loss on the FDS Sale of $0.2 million during the year ended December 31, 2025 related to the settlement of net working capital, and a pre-tax loss of $15.2 million and transaction fees of $2.5 million for the year ended December 31, 2024. All such losses and transaction fees are included in (loss) income from discontinued operations, net of tax in the consolidated statements of operations.

The components of (loss) income from discontinued operations, net of tax consist of the following (in thousands):

	For the years ended December 31,
	2025	2024	2023
Revenues	$75,358	$320,145	$568,934
Costs and operating expenses	71,865	305,890	536,740
Income from discontinued operations	3,493	14,255	32,194
Other impairment	33,708	4,204	—
Loss on the sale of discontinued operations	13,338	15,199	—
(Loss) income from discontinued operations before income taxes	(43,553)	(5,148)	32,194
(Benefit) provision for income taxes	(1,763)	(1,070)	7,625
(Loss) income from discontinued operations, net of tax	$(41,790)	$(4,078)	$24,569

The assets and liabilities reported as held-for-sale consist of the following (in thousands):

As of December 31,
2024
Assets
Cash and cash equivalents	$(475)
Receivables, net	39,459
Inventories	142,259
Prepaid expenses and other current assets	11,057
Property and equipment, net	14,546
Intangible assets, net	124
Goodwill	63,190
Operating lease right-of-use assets	10,101
Other assets	2,559
Total assets held-for-sale	$282,820
Liabilities
Accounts payable	$42,099
Accrued expenses and other current liabilities	9,446
Long-term operating lease obligations	8,645
Deferred tax liabilities	8,010
Total liabilities held-for-sale	$68,200

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Depreciation and amortization	$731	$2,951	$7,314
Stock-based compensation (a)	$(225)	$202	$1,006
Purchases of property and equipment	$208	$2,343	$2,280
(a) Stock-based compensation benefit was recognized during the year ended December 31, 2025 due to forfeitures in the period.

(4) Revenue Recognition
Disaggregated Revenue
The Company's revenues are derived from the delivery of products to and services performed for its commercial and government customers.

A summary of revenues by customer is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Commercial	$1,108,091	$779,008	$539,592
Government	4,184	7,248	$4,428
Total	$1,112,275	$786,256	$544,020

A summary of revenues by type is as follows (in thousands):

	Year ended December 31,
	2025	2024(a)	2023(a)
Repair	$408,350	$303,456	$167,453
Distribution	703,925	482,800	376,567
Total	$1,112,275	$786,256	$544,020
(a) Certain revenue amounts in the prior year have been reclassified to conform to current presentation of revenue type categories.

Contract Balances
Contract balances were as follows (in thousands):

		As of December 31,
	Financial Statement Classification	2025	2024
Billed and billable receivables	Receivables, net (a)	$190,732	$158,104
Contract assets - unbilled receivables	Contract assets	$41,468	$29,960
Contract liabilities	Accrued expenses and other current liabilities	$6,891	$4,479
(a) Net of allowance of $7.2 million and $4.1 million as of December 31, 2025 and 2024, respectively.
During fiscal 2025 and 2024, respectively, the Company recognized $3.5 million and $2.1 million of revenue that was previously included in the beginning balance of contract liabilities.

(5)  Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Buildings and building improvements	$24,459	$11,003
Computer equipment	12,478	9,678
Furniture, fixtures, and equipment	65,813	46,096
Leasehold improvements	12,668	8,627
Construction in process	8,684	15,979
Land and land improvements	1,208	978
	125,310	92,361
Less: accumulated depreciation and amortization	(34,212)	(21,320)
Total property and equipment, net	$91,098	$71,041

Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 was $13.2 million, $8.2 million, and $4.4 million, respectively.

(6)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Total
Balance as of December 31, 2023	$288,591
Goodwill acquired	140,804
Measurement period adjustments	(1,132)
Balance as of December 31, 2024	$428,263
Goodwill acquired	229,760
Measurement period adjustments	(16,781)
Balance as of December 31, 2025	$641,242

Goodwill acquired during fiscal 2025 and 2024 pertains to the acquisitions completed during those respective periods. Measurement period adjustments in fiscal 2025 and 2024 represent adjustments to the allocation of the purchase consideration of the respective acquisitions. Refer to Note (2) "Acquisitions" for discussion of acquisitions. There were no impairments of goodwill during the years ended December 31, 2025, 2024 and 2023.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Intangible Assets
December 31, 2025
Customer-related	$396,150	$(100,188)	$295,962

December 31, 2024
Customer-related	$271,350	$(74,193)	$197,157
Trade names	8,500	(8,500)	—
Total	$279,850	$(82,693)	$197,157

The gross carrying amount of customer-related intangibles increased during the year ended December 31, 2025 in connection with acquisitions completed during the year as discussed in Note (2) "Acquisitions." This increase was partially offset by intangible assets with a cost of $8.5 million being fully amortized and no longer reflected in the intangible asset values as of December 31, 2025. There were no impairment losses during the years ended December 31, 2025, 2024 and 2023.

The weighted-average useful life for all intangible assets as of December 31, 2025 is 12.2 years.

The estimated future annual amortization expense related to intangible assets are as follows (in thousands):

Year Ending December 31,
2026	$34,924
2027	33,177
2028	32,344
2029	32,281
2030	31,841
Thereafter	131,395
Total	$295,962

(7)  Debt

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2025	2024
Bank credit facility - term loan	$296,250	$277,500
Bank credit facility - revolving facility	—	155,000
Principal amount of long-term debt	296,250	432,500
Less: debt issuance costs	(3,446)	(2,327)
Total debt	292,804	430,173
Less: current portion	(7,500)	(30,000)
Long-term debt, net of current portion	$285,304	$400,173

On May 2, 2025, the Company entered into a new credit agreement providing for a $300 million term loan facility and a $400 million revolving credit facility, both maturing on May 2, 2030. The revolving credit facility includes a $30 million sub facility available for the issuance of letters of credit. The new credit agreement replaced the Company's existing term loan and revolving credit facility. Proceeds from the term loan were utilized to pay transaction-related fees and expenses and to repay, in full, all amounts outstanding under the prior credit agreement.

Borrowings under the new credit agreement accrue interest at either the term SOFR or ABR, plus in each case an applicable margin (based on the Company's Total Net Leverage Ratio). The ABR for any day is a fluctuating rate per annum equal to the highest of (i) the Federal Funds Effective Rate plus 0.50%; (ii) the Prime Rate and (iii) the daily SOFR rate plus 1%. The applicable margin for term SOFR loans ranges from 1.25% to 2.25% and for ABR loans from 0.25% to 1.25%. The Company also pays a commitment fee with respect to undrawn amounts under the revolving credit facility ranging from 0.20% to 0.30% (based on the Company's Total Net Leverage Ratio) and fees on letters of credit that are issued.

The Company incurred $2.6 million of fees in connection with the new credit agreement, of which $2.3 million were capitalized as deferred debt issuance costs and are being amortized to interest expense over the remaining term of the agreement.

As of December 31, 2025, the interest rate on the Company's outstanding term loan was 5.22%. Letters of credit outstanding totaled $0.6 million and $0.8 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company repaid all outstanding borrowings under the revolving credit facility, primarily using proceeds from the Fleet Sale and the Company's October 2025 underwritten public offering. See Note (3) "Discontinued Operations" and Note (15) "Capital Stock", respectively, for additional information.

Future required term loan and revolving facility payments as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Term	Revolving Facility	Total
2026	$7,500	$—	$7,500
2027	11,250	—	11,250
2028	20,625	—	20,625
2029	22,500	—	22,500
2030	234,375	—	234,375
Total	$296,250	$—	$296,250

The credit agreement contains collateral requirements to secure the Company's loan agreement obligations, restrictive covenants, a limit on annual dividends, and other affirmative and negative covenants, conditions, and limitations. Restrictive covenants include a maximum Total Net Leverage Ratio and a minimum Interest Coverage Ratio. The Company was in compliance with required ratios and other terms and conditions as of December 31, 2025.

(8) Derivative Instruments and Hedging Activities

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company's floating rate debt. The Company's derivative instruments designated as cash flow hedges as of December 31, 2025 were (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swap	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swap	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

These derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized changes in the fair value on cash flow hedges are recognized in other comprehensive (loss) income and the amounts are reclassified from accumulated other comprehensive income into earnings in a manner that matches the timing of the earnings impact of the hedged transactions. For the years ended December 31, 2025, 2024, and 2023, the Company reclassified $1.9 million, $4.3 million, and $3.8 million, respectively, from accumulated other comprehensive income to interest expense, net. The Company estimates that it will reclassify $0.3 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following December 31, 2025. See Note (17) "Fair Value Measurements" for the fair value of these swaps.

(9) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation and benefits	$19,364	$16,254
Accrued customer rebates and royalties	7,531	6,731
Current portion of lease liabilities	6,306	4,781
Accrued lease termination fee	6,010	6,010
Contract liabilities	6,891	4,479
Accrued interest	65	1,734
Accrued warranty	1,631	1,067
Accrued income taxes	2,121	813
Accrued purchase consideration	10,800	—
Interest rate swap liability	553	—
Other	11,889	10,880
Total	$73,161	$52,749

(10) Stock-Based Compensation Plans

The VSE Corporation 2006 Restricted Stock Plan, as amended (the "2006 Plan"), provides for the issuance of equity-based and cash-based compensation awards to the Company's employees and non-employee directors. The types of awards issued under the 2006 Plan include stock-settled bonus awards, time-vested stock awards, and performance share awards. The total number of shares authorized for issuance under the 2006 Plan was 2,675,000, of which 1,114,532 shares remained available for issuance as of December 31, 2025.

Stock-settled bonus awards are fixed dollar-denominated awards. On the first anniversary of the grant date, the total fixed dollar value of the award is converted into shares based on the Company's closing stock price on the date of conversion. These awards vest over a three-year service period in three equal tranches. Beginning with the 2023 stock-settled bonus awards, the first tranche vests one year following the conversion of the award into shares. On each vesting date, 100% of the vested award is settled in shares. Compensation expense is recognized on a straight-line basis over the requisite service period for each tranche, resulting in an accelerated pattern for the overall award.

Time-vested stock awards generally vest in equal annual installments over a three-year service period beginning on the first anniversary of the grant date. Directors receive annual stock grants as part of their compensation, which vest immediately upon grant.

The Company grants performance share awards to certain employees under the 2006 Plan. These awards represent the right to receive shares upon the satisfaction of specified service requirements and performance conditions. Performance share awards vest ratably in equal annual installments over a three-year period on the anniversary of each grant date, subject to meeting minimum service requirements and achievement of certain annual or cumulative financial metrics of the Company's performance. The number of shares ultimately issuable ranges from 0% to 200% of the specified target shares, based on the level of performance achieved. If performance falls below the minimum threshold, no shares will be issued. For all performance share awards granted, the annual and cumulative financial metrics are based on the Company's achievement of a specified adjusted EBITDA target.

In 2021, the Company established the VSE Employee Stock Purchase Plan ("ESPP") to allow eligible employees to purchase shares of the Company's common stock at a discount of up to 15% of fair market value on specified dates. For ESPP offerings during the years ended December 31, 2025, 2024 and 2023, the purchase price was at a discount of 12% off the lesser of the fair market value on the offering date or the purchase date. As a result, the Company recognized stock-based compensation expense of $0.1 million in each of these years. As of December 31, 2025, 500,000 shares of common stock were authorized for issuance under the ESPP, of which 419,996 shares remained available for issuance.

Expense and Related Tax Benefits Recognized

Stock-based compensation expense is included within products and services costs on the consolidated statements of operations. The total stock-based compensation expense and related tax benefits recognized related to stock-based compensation were as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Stock-settled bonus awards	$900	$273	$856
Time-vested stock awards	5,606	3,583	2,482
Performance share awards	6,386	4,151	3,407
Total	$12,892	$8,007	$6,745
Tax benefits recognized	$3,217	$1,998	$1,683

Stock-Settled Bonus Awards

In March 2025, employees eligible for the 2024 awards, 2023 awards, and the 2022 awards received a total of 3,298 shares of common stock. The grant-date fair value of these awards for the years ended December 31, 2025, 2024 and 2023 was $113.97, $75.12, and $42.23 per share, respectively. Total stock-based compensation expense related to non-vested stock-settled bonus awards not yet recognized was approximately $1.4 million with a weighted average amortization period of 2.2 years as of December 31, 2025. The total fair value of stock-settled bonus awards that vested in the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $0.7 million, and $1.2 million, respectively.

Time-Vested Stock Awards

Time-vested stock award activity for the year ended December 31, 2025 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	119,460	$67.16
Granted	64,165	$115.64
Vested	(51,798)	$61.84
Forfeited	(8,047)	$59.37
Unvested as of December 31, 2025	123,780	$95.03

The grant date fair value of time-vested stock awards is based on the closing market price of the Company's common stock on grant date. The weighted average grant date fair value of the time-vested stock awards granted for the years ended December 31, 2025, 2024 and 2023 was $115.64, $79.30, and $45.78, respectively. As of December 31, 2025 there was $7.3 million of unrecognized stock-based compensation expense related to time-vested stock awards, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of time-vested stock awards that vested in the years ended December 31, 2025, 2024 and 2023 was $6.6 million, $3.7 million, and $1.2 million, respectively.

Performance Share Awards

Performance Share award activity for the year ended December 31, 2025 was:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	110,157	$54.20
Granted	35,614	$116.92
Vested	(67,696)	$55.48
Forfeited	(7,408)	$65.47
Performance award achievement adjustments (a)	12,117	$77.76
Unvested as of December 31, 2025	82,784	$82.57
(a) Represents the difference between the target shares granted and the actual shares awarded based upon the attainment of performance goals for the Company.

The actual number of shares to be issued upon vesting range between 0-200% of the target number of shares granted. The weighted average grant date fair value of the performance share awards granted for the years ended December 31, 2025, 2024 and 2023 was $116.92, $77.54, and $42.23, respectively. As of December 31, 2025 there was $4.7 million of unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of performance share awards that vested in the year ended December 31, 2025 was $7.8 million.

(11)  Income Taxes

The Company is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examinations for the years before 2021 for federal and state income taxes in the U.S and various foreign jurisdictions.

The Company files consolidated federal income tax returns that include all of its U.S. subsidiaries. The components of income from continuing operations before income taxes were as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Domestic	$62,037	$18,928	$14,284
Foreign	7,002	4,881	4,776
Income from continuing operations before income taxes	$69,039	$23,809	$19,060

The components of the provision for income taxes from continuing operations were as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Current:
Federal	$10,422	$9,010	$6,792
State	2,191	1,495	1,066
Foreign	1,655	1,573	1,138
Total current	14,268	12,078	8,996
Deferred:
Federal	1,944	(6,569)	(3,951)
State	(1,234)	(923)	(557)
Foreign	568	(179)	7
Total deferred	1,278	(7,671)	(4,501)
Provision for income taxes	$15,546	$4,407	$4,495

The Company's effective tax rate differs from the federal statutory rate. A reconciliation of the provision for income taxes from continuing operations to the amount computed by applying the statutory federal income tax rate is as follows (in thousands):

	For the years ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
US federal statutory tax rate	$14,498	21.0%	$5,000	21.0%	$4,003	21.0%
Increases (decreases) in tax resulting from:
State and local income taxes, net of federal income tax effect (a)	756	1.1%	451	1.9%	402	2.1%
Foreign tax effects
Germany	798	1.2%	—	—%	—	—%
Other foreign jurisdictions	(41)	—%	373	1.6%	144	0.8%
Effect of cross-border tax laws
Foreign-derived intangible income	(3,753)	(5.4)%	(1,892)	(8.0)%	(615)	(3.2)%
Tax credits	(52)	(0.1)%	(80)	(0.3)%	(32)	(0.2)%
Changes in valuation allowances	502	0.7%	4	—%	(1)	—%
Nontaxable or nondeductible items
Excess stock tax benefit	(1,421)	(2.1)%	(772)	(3.2)%	—	—%
Section 162(m) executive compensation	3,809	5.5%	1,444	6.1%	554	2.9%
Transaction costs	1,053	1.5%	489	2.0%	477	2.5%
Corporate-owned life insurance	—	—%	(283)	(1.2)%	(409)	(2.1)%
Other	(132)	(0.2)%	116	0.5%	43	0.2%
Other adjustments
Other adjustments	(471)	(0.7)%	(443)	(1.9)%	(71)	(0.4)%
Effective tax rate	$15,546	22.5%	$4,407	18.5%	$4,495	23.6%

(a) State Taxes in CA, FL, KS, and VA made up the majority (greater than 50%) of the tax effect in this category. State income tax expense includes the effects of changes in valuation allowances related to state net operating losses, the impact of state conformity to federal income tax provisions, and the benefit of state income tax credits.

During the year ended December 31, 2025, the Company recorded unrecognized tax benefits of approximately $3.1 million in connection with a recent acquisition. Because the identified tax exposures, including interest and penalties, are fully indemnified, recognition is not expected to materially affect the Company’s effective tax rate.

The tax effect of temporary differences representing deferred tax assets and liabilities was as follows (in thousands):

	As of December 31,
	2025	2024
Deferred compensation and accrued paid leave	$2,544	$1,948
Accrued expense	2,481	1,367
Inventory reserve	22,822	23,020
Operating lease liabilities	13,321	14,199
Stock-based compensation	2,201	2,084
Capitalized inventory	514	498
US operating and capital loss carryforward	8,187	12,843
Disallowed interest expense	6,982	9,450
Tax credit carryforward	1,822	1,421
Foreign country operating loss carryforward	1,417	1,364
Interest capitalized	—	2,030
Transaction costs	302	235
	62,593	70,459
Valuation allowance (a)	(5,091)	(19,368)
Total gross deferred tax assets	57,502	51,091

Interest rate swaps	(170)	(1,021)
Depreciation	(7,285)	(4,000)
Goodwill and intangible assets	(50,571)	(26,786)
Operating lease right-of-use assets	(11,870)	(10,962)
Other	—	(193)
Total gross deferred tax liabilities	(69,896)	(42,962)

Net deferred tax (liabilities) assets (b)	$(12,394)	$8,129
(a) A valuation allowance was provided against US capital losses in connection with a recent stock sale, certain state net operating losses, tax credits, and foreign tax loss deferred tax assets arising from carryforwards of unused tax benefits.

(b) Deferred tax assets are included within other assets in the Company's consolidated balance sheets as of December 31, 2024.

As of December 31, 2025, the Company had various tax losses and tax credits that may be applied against future taxable income. The majority of such tax attributes will expire in 2026 through 2046; however, some may be carried forward indefinitely.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, many countries took steps to incorporate Pillar Two model rule concepts into their domestic laws in 2023. Considering that the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, the Company does not expect these rules will significantly increase global tax costs. The Company will continue to monitor US and global legislative action related to Pillar Two for future potential impacts.

(12) Leases

The Company's operating lease cost was as follows for the years ended December 31, (in thousands):

	2025	2024	2023
Operating lease cost (a)	$8,169	$6,627	$3,781
(a) Excludes short-term lease expense, which is not material.

The table below summarizes future minimum lease payments under operating leases as of December 31, 2025 (in thousands):

Year ending December 31,
2026	$9,229
2027	10,173
2028	8,676
2029	6,830
2030	5,609
Thereafter	25,109
Total future minimum lease payments	65,626
Less: imputed interest	(15,627)
Present value of minimum lease payments	49,999
Less: current portion of lease liabilities (a)	(6,306)
Long-term lease liabilities	$43,693

(a) The current portion of lease liabilities are presented within accrued expenses and other current liabilities on the Company's consolidated balance sheets. Refer to Note (9) "Accrued Expenses and Other Current Liabilities."

Other supplemental operating lease information for the year ended December 31, was as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$7,608	$7,171	$2,719
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,484	$30,314	$11,812

The weighted-average discount rate was 6.3% and 6.5% and the weighted-average remaining lease term was 8.2 years and 9.5 years as of December 31, 2025, and 2024, respectively.

Lease Abandonment and Termination

In connection with the FDS sale as described in Note (3) "Discontinued Operations," the Company implemented post-sale changes, including the abandonment and termination of its former headquarters office space. The Company ceased use of the office space and formally terminated the related lease in 2024. These actions resulted in net lease abandonment and termination charges of $12.2 million during the year ended December 31, 2024. As of December 31, 2025, the Company had a remaining lease termination obligation of $6.0 million, due in January 2026, which is included within accrued expenses and other current liabilities on the consolidated balance sheets.

(13) Commitments and Contingencies

The Company may have certain claims in the normal course of business, including legal proceedings, against the Company and against other parties. Legal liabilities are recorded when it is probable that the outcome in a proceeding will be unfavorable and the related loss amount can be reasonably estimated. In the Company's opinion, the resolution of these claims will not have a material adverse effect on the Company's results of operations, financial position, or cash flows. However, because the results of any legal proceedings cannot be predicted with certainty, the amount of loss, if any, cannot be reasonably estimated.

Further, from time-to-time, government agencies audit or investigate whether the Company's operations are being conducted in accordance with applicable contractual and regulatory requirements. Government audits or investigations, whether relating to government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties imposed, or could lead to suspension or debarment from future government contracting. Government investigations often take years to complete and many result in no adverse action. The Company believes, based upon current information, that the outcome of any such government disputes, audits and investigations will not have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

(14)  Business Segment and Customer Information

Segment Information

Following the sales of the Company's Fleet and Federal and Defense segments, the Company manages its business as a single reportable and operating segment focused on higher margin and higher growth aftermarket parts distribution and MRO activities. The Company's single operating segment provides aftermarket MRO and distribution services to commercial, business and general aviation, cargo, military and defense, and rotorcraft customers globally. Core services include parts distribution, MRO services including engine components and accessories, fuel controls, avionics, pneumatics, hydraulics, wheel and brake, as well as rotable exchange and supply chain services.

The operating segment presented below represents the Company's only segment for which discrete financial information is available and is the basis on which operating results are regularly reviewed by the Company's President and Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), for purposes of resource allocation and performance assessment. The CODM evaluates segment performance based on consolidated net income as the measure of segment profit or loss and considers budget-to-actual results, sequential period and prior period comparisons on a monthly basis when making decisions regarding capital and personnel allocation. The expenses presented below represent significant segment expenses that are regularly provided to and considered by the CODM in evaluating segment performance. Segment assets are reported on the consolidated balance sheets as total assets.

The Company's segment information is as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
Revenues	$1,112,275	$786,256	$544,020
Costs and operating expenses:
Segment costs (a)	900,759	641,298	431,412
Depreciation and amortization (b)	39,160	25,500	16,080
Allocated corporate cost (c)	24,020	18,071	12,411
Unallocated corporate costs (d)	58,741	42,631	33,972
Total costs and operating expenses	1,022,680	727,500	493,875
Operating income	89,595	58,756	50,145
Interest expense, net	20,556	34,947	31,085
Provision for income taxes	15,546	4,407	4,495
(Loss) income from discontinued operations, net of tax	(41,790)	(4,078)	24,569
Net income	$11,703	$15,324	$39,134

(a) Segment costs consist of material, labor, overhead, and selling, general, and administrative costs attributable to the Aviation segment.
(b) This line item includes only depreciation and amortization attributable to the Aviation segment.
(c) Primarily includes costs for information technology, human resources, accounting, and legal support services allocated to the Aviation segment.
(d) Primarily includes earn-out receivable fair value adjustments and corporate costs for acquisition, integration and restructuring activities.

Customer and Geographical Information

The Company's revenues are derived from the delivery of products and services performed for commercial and government customers. Customers also include various other commercial entities and government agencies. See Note (4) "Revenue Recognition" for revenue by customer. Revenues from a group of affiliated customers under common ownership represented 20%, 21%, and 14% of consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

Revenue by geography is based on the billing address of the customer. Revenue by geographic area is as follows (in thousands):

	For the years ended December 31,
	2025	2024	2023
United States	$629,665	$492,297	$340,915
Canada	149,034	107,305	72,448
Other Countries (a)	333,576	186,654	130,657
Total revenue	$1,112,275	$786,256	$544,020
(a) No individual country, other than disclosed above, exceeded 10% of the Company's total revenue for any period presented.

(15)  Capital Stock

The Company's common stock has a par value of $0.05 per share. Proceeds from common stock issuances that are greater than $0.05 per share are credited to additional paid in capital. Holders of common stock are entitled to one vote per common share held on all matters voted on by the Company's stockholders. Stockholders of record are entitled to the amount of dividends declared per common share held.

In October 2025, the Company entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 2,352,941 shares of the Company's common stock at a public offering price of $170.00 per share. Under the terms of the agreement, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 352,941 shares of common stock. The offering closed on October 29, 2025, resulting in the issuance of 2,705,882 shares, which included the exercise by the underwriters of their option to purchase additional shares for which the Company received proceeds of $441.6 million, net of issuance costs. Additionally, the Company incurred transaction-related legal and accounting fees of $0.5 million. The net proceeds were used to fund the cash consideration for the Aero 3 acquisition and general corporate purposes, including repaying outstanding borrowings under the Company's revolving facility.

In May 2024, the Company entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 2,429,577 shares of the Company's common stock at a public offering price of $71.00 per share. Net proceeds of $162.0 million were received by the Company, which were used to repay outstanding borrowings under the Company's revolving credit facility, including amounts borrowed to pay the purchase price of the acquisition of TCI and for general corporate purposes.

In October 2024, the Company entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 1,982,757 shares at a public offering price of $87.00 per share, for which the Company received net proceeds of $163.8 million. The net proceeds were used to fund a portion of the cash consideration for the Kellstrom Aerospace acquisition and general corporate purposes, including repaying outstanding borrowings under the Company's revolving facility.

(16)  401(k) Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, that covers substantially all employees. Under the provisions of the 401(k) plan, employees' eligible contributions are matched at rates specified in the plan documents. The Company's 401(k) Plan expense was approximately $2.4 million, $1.3 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

(17)  Fair Value Measurements

The Company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3).

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

			As of December 31,
Description	Financial Statement Classification	Fair Value Hierarchy	2025	2024
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$704	$629
Interest rate swaps - current	Accrued expenses and other current liabilities	Level 2	$553	$—
Interest rate swaps - long-term	Other assets	Level 2	$1,235	$4,093
(a) Non-COLI assets held in the Company's deferred supplemental compensation plan consist of equity funds with fair value based on observable inputs such as quoted prices for identical assets in active markets and changes in fair value are recorded as selling, general and administrative expenses.

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

In connection with the sale of the Fleet segment in April 2025, the total consideration to be received by the Company included a potential earn-out payment of up to $65 million, subject to the achievement of certain milestones by the divested business during 2025. Pursuant to the sale agreement, half of the earn-out amount, if any, is due to the Company by December 31, 2026, with the second half due by June 30, 2027.

The earn-out receivable is measured at fair value using unobservable inputs and thus represents a Level 3 measurement. The fair value is remeasured at each reporting period, with all fair value changes subsequent to the initial sale-date measurement recorded within earn-out receivable fair value adjustments in the consolidated statements of operations.

The following table presents the changes in the fair value of the earn-out receivable:

Amount
Balance as of December 31, 2024	$—
Sale date fair value of earn-out receivable	29,200
Subsequent fair value adjustments	(29,200)
Balance as of December 31, 2025	$—

The fair value of the earn-out receivable was estimated using a modified Black-Scholes model and other methods, which accounted for the probabilities of various outcomes. The sale date fair value of the earn-out receivable was utilized in calculating the Company's impairment loss on Fleet assets classified as held-for-sale recorded in 2025 as discussed in Note (3) "Discontinued Operations." During the year ended December 31, 2025, the Company recorded a fair value adjustment resulting in a full write-down of the earn-out receivable due to updated estimates used in the valuation. Based on updated forecasts, which incorporated actual performance to date of the divested entity subsequent to the sale, and the required milestones under the sale agreement, the Company does not expect that the earn-out performance threshold will be achieved.

(18)  Restructuring Costs

During the year ended December 31, 2024, the Company incurred $4.2 million of corporate restructuring expenses, which are included in selling, general and administrative expenses in the consolidated statement of operations, primarily related to the cancellation of contracts and leasing agreements associated with the FDS Sale. Corporate restructuring expenses during the year ended December 31, 2025 were not material. The Company's corporate restructuring activities related to the FDS and Fleet Sales are substantially complete, and the Company does not expect to incur additional material costs associated with these activities.

(19) Subsequent Events

On January 29, 2026, the Company entered into a stock purchase agreement ("the Purchase Agreement") to acquire Precision Aviation Group ("PAG"), a portfolio company of GenNx360 Capital Partners, for total upfront consideration of approximately $2.025 billion in cash and equity (the “PAG Acquisition”). In addition, the Purchase Agreement provides for up to $125 million in additional contingent earn-out consideration, payable in cash or equity consideration at the Company's sole discretion, based on PAG's 2026 adjusted EBITDA performance. The Acquisition is subject to customary closing conditions and approvals and is expected to close in the second quarter of 2026.

In connection with and pursuant to the Purchase Agreement, concurrently with the signing of the Purchase Agreement, the Company entered into a debt commitment letter (the “Debt Commitment Letter”) with one or more financial institutions (collectively, the “Commitment Parties”). Subject to the terms of the Debt Commitment Letter, the Commitment Parties have committed to provide new senior secured financing, which currently consists of, (i) a term loan B facility (the “New Term Loan B Facility”), (ii) an upsize of the Company's existing revolving facility (as amended, the “New Revolving Facility”), and (iii) an upsize of the Company's $300.0 million senior secured term loan A facility from $296.25 million (as amended, the “New Term Loan A Facility”). Following the satisfaction of certain conditions under the Debt Commitment Letter, certain commitments within the Debt Commitment Letter to provide a bridge loan facility and a backstop facility were reduced to $0, and the New Term Loan A Facility and the New Term Loan B Facility commitments may also be reduced.

In February 2026, the Company initiated concurrent public offerings of (i) 4,587,766 shares of its common stock at a public offering price of $188.00 per share (the “Common Stock Offering”) and (ii) 9,200,000 5.750% tangible equity units, each with a stated value of $50.00 (the “Units Offering,” and together with the Common Stock Offering, the “Offerings”). The Common Stock Offering closed on February 4, 2026, and the Units Offering closed on February 5, 2026. The net proceeds of approximately $1.3 billion received by the Company are expected to be used to finance a portion of the cash consideration for the PAG Acquisition. If for any reason the PAG Acquisition is not consummated, the Company intends to use the net proceeds from the Offerings, after payment of any cash redemption amount and repurchase price, for general corporate purposes, which may include repayment of outstanding indebtedness.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025.

As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, excludes an assessment of internal control over financial reporting of Turbine Weld Industries, LLC ("Turbine Weld"), acquired on May 1, 2025 and GenNx/AeroRepair IntermediateCo Inc. ("Aero 3"), acquired on December 23, 2025. Turbine Weld and Aero 3 represent total assets, excluding goodwill and intangibles related to the acquisitions, and revenues constituting 9% and 2%, respectively, of the Company's consolidated total assets and total revenues as of and for the year ended December 31, 2025.

Grant Thornton LLP, an independent registered public accounting firm, audited the Company's consolidated financial statements included in this report and the Company's internal control over financial reporting, and the firm's report on its internal control over financial reporting is set forth below.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Change in Internal Controls

During the fourth quarter of fiscal year 2025, there were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), that have materially affected these controls or are reasonably likely to materially affect these controls after the evaluation of these controls.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
VSE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VSE Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting ("Management's Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Turbine Weld Industries, LLC ("Turbine Weld") and GenNx/AeroRepair IntermediateCo Inc. ("Aero 3"), both wholly-owned subsidiaries, whose financial statements reflect total assets, excluding goodwill and intangibles related to the acquisition, and revenues constituting nine and two percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, Turbine Weld and Aero 3 were both acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Turbine Weld and Aero 3.

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

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
February 27, 2026

ITEM 9B. Other Information

During the three months ended December 31, 2025, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Except as otherwise indicated below, the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance of General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC not later than 120 days after December 31, 2025 in respect of the Annual Meeting of VSE's stockholders scheduled to be held on May 7, 2026 (the "Proxy Statement").

ITEM 10. Directors, Executive Officers and Corporate Governance

Information called on by Item 10 will be set forth in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 11. Executive Compensation

Information called on by Item 11 will be set forth in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the "Equity Compensation Plan Information" disclosed in Item 5 above, the information called on by this Item 12 will be set forth in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information called on by Item 13 will be set forth in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information called on by Item 14 will be set forth in the Company's Proxy Statement, which information is incorporated herein by reference.

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

ITEM 16. Form 10-K Summary

None.

VSE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts

	For the years ended December 31,
	2025	2024	2023
Allowance for credit losses (in thousands):
Allowance as of beginning of year	$4,084	$2,539	$1,907
Additions charged to costs and operating expenses	4,312	2,204	683
Deductions	(1,147)	(659)	(51)
Allowance as of end of year	$7,249	$4,084	$2,539

	For the years ended December 31,
	2025	2024	2023
Valuation allowance for deferred tax assets (in thousands):
Allowance as of beginning of year	$19,368	$9,906	$8,337
Additions charged to costs and operating expenses	—	586	75
Additions charged to other accounts	—	8,876	1,494
Deductions (a)	(14,277)	—	—
Allowance as of end of year	$5,091	$19,368	$9,906
(a) 2025 activity primarily includes reduction of the initial valuation allowance established from the Kellstrom Aerospace acquisition.

EXHIBIT INDEX

Reference No. Per Item 601 of Regulation S-K	Description of Exhibit	Exhibit No. In this Form 10-K

2.1	Stock Purchase Agreement, dated February 17, 2025, by and among OEP Wheeler Intermediate, LLC, Wheeler Fleet Solutions, Co., and VSE Corporation (Exhibit 2.1 to Form 8-K dated February 20, 2025)	* ¥ †
2.2
Stock Purchase Agreement, dated January 29, 2026, by and among VSE Corporation, VSE Mach HoldCo Acquisition Corp., VSE Mach Acquisition Corp., GenNx/PAG IntermediateCo Inc., and GenNx360 PAG Buyer, LLC (Exhibit 2.1 to Form 8-K dated January 29, 2026)
* ¥ †
3.1	Restated Certificate of Incorporation of VSE Corporation dated as of March 4, 1996 (Exhibit 3.1 to Form 10-K dated March 5, 2021)	*
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 2, 2006 (Exhibit 3.1 to Form 10-Q dated August 1, 2006)	*
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 4, 2022 (Exhibit 3.1 to Form 10-K dated March 10, 2023)	*
3.4	Certificate of Amendment of the Restated Certificate of Incorporation of VSE Corporation dated as of May 8, 2025 (Exhibit 3.1 to Form 10-Q dated July 31, 2025)	*
3.5	By-Laws of VSE Corporation as amended through October 22, 2022 (Exhibit 3.4 to Form 10-Q dated July 27, 2023)	*
3.6	Amendment No. 3 to the By-Laws of VSE Corporation as amended through October 1, 2022 (Exhibit 3.2 to Form 10-K dated March 10, 2023)	*
4.1	Specimen Stock Certificate as of May 19, 1983 (Exhibit 4 to Registration Statement No. 2-83255 dated April 22, 1983 on Form S-2)	* + P
4.2	Description of VSE Corporation Securities Registered Pursuant to Section 12 of the Securities Act of 1934 (filed herewith)	Exhibit 4.2
4.3
Purchase Contract Agreement, dated February 5, 2026, between the Company and U.S. Bank Trust Company, National Association, as Purchase Contract Agent, as Trustee and as attorney-in-fact for the holders of the Purchase Contract (Exhibit 4.1 to Form 8-K dated February 5, 2026)
*
4.4	Form of 5.750% Tangible Equity Unit (Included in Exhibit 4.3)	*
4.5	Form of Purchase Contracts (Included in Exhibit 4.3)	*
4.6	Indenture, dated February 5, 2026, between the Company and U.S. Bank Trust Company, National Association, as Trustee (Exhibit 4.2 to Form 8-K dated February 5, 2026)	*
4.7	First Supplemental Indenture, dated February 5, 2026, between the Company and U.S. Bank Trust Company, National Association , as Trustee (Exhibit 4.3 to Form 8-K dated February 5, 2026)	*
4.8	Form of 5.93% Senior Amortizing Note due 2029 (Included in Exhibit 4.7)	*
10.1	Executive Employment Agreement dated as of July 28, 2021, by and between VSE Corporation and Farinaz S. Tehrani. (Exhibit 10.1 to Form 8-K dated July 30, 2021)	* +
10.2	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and John A. Cuomo (Exhibit 10.1 to Form 8-K dated December 9, 2021)	* +

10.3	Amended and Restated Executive Employment Agreement, dated December 17, 2024, between John A. Cuomo and VSE Corporation (Exhibit 10.1 to Form 8-K dated December 18, 2024)	* +
10.4	Amended & Restated Executive Employment Agreement dated as of December 7, 2021, by and between VSE Corporation and Benjamin E. Thomas (Exhibit 10.3 to Form 8-K dated December 9, 2021)	* +
10.5	Executive Employment Agreement dated as of August 15, 2024, by and between VSE Corporation and Adam Cohn (Exhibit 10.1 to Form 8-K dated August 20, 2024)	* +
10.6	Consulting Agreement, dated November 6, 2024, between Chad M. Wheeler and VSE Corporation (Exhibit 10.1 to Form 8-K dated November 6, 2024)	* +
10.7	Consulting Agreement, dated October 24, 2025, between Tarang Sharma and VSE Corporation (Exhibit 10.1 to Form 10-Q dated October 27, 2025)	* +
10.8
Credit Agreement, dated as of May 2, 2025, by and among the Company, as borrower, each subsidiary of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto and Citizens Bank, N.A., as administrative agent (Exhibit 10.1 to Form 10-Q dated May 7, 2025)
*
10.9	Lease Agreement by and between Metropark 7 LLC and VSE Corporation (Exhibit 10.2 to Form 8-K dated November 4, 2009)	*
10.10	VSE Corporation Deferred Supplemental Compensation Plan effective January 1, 1994, as amended and restated effective November 1, 2023 (Exhibit 10.2 to Form 10-K dated March 8, 2024	*
10.11	VSE Corporation 2006 Restricted Stock Plan, as amended in March 2023 (Appendix A to Definitive Proxy Statement on Schedule 14A filed on March 20, 2023)	*
10.12	VSE Corporation 2021 Employee Stock Purchase Plan (Appendix A to the Registrant’s Proxy Statement on Schedule 14A (Commission File No. 000-03676) filed on April 2, 2021	* +
19.1	VSE Corporation Insider Trading Policy	Exhibit 19.1
21.1	Subsidiaries of the Registrant	Exhibit 21.1
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	Exhibit 23.1
31.1	Section 302 CEO Certification	Exhibit 31.1
31.2	Section 302 CFO Certification	Exhibit 31.2
32.1	Section 906 CEO Certification	Exhibit 32.1
32.2	Section 906 CFO Certification	Exhibit 32.2
97.1	VSE Corporation Clawback Policy (Exhibit 97.1 to Form 10-K dated March 8, 2024)	*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from VSE Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 has been formatted in Inline XBRL.

* Document has been filed as indicated and is incorporated by reference herein.
+ Indicates management contract or compensatory plan or arrangement.

¥ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.
† Certain information has been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted information to the Securities and Exchange Commission upon request.
P Indicates exhibit was submitted to the Securities and Exchange Commission as a paper filing prior to the time that electronic filing on EDGAR became mandatory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSE CORPORATION

Date:	February 27, 2026	By:	/s/ John A. Cuomo
John A. Cuomo
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John A. Cuomo	Director, Chief Executive	February 27, 2026
John A. Cuomo	Officer and President
(Principal Executive Officer)

/s/ Adam R. Cohn	Chief Financial Officer	February 27, 2026
Adam R. Cohn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ralph E. Eberhart	Chairman/Director	February 27, 2026
Ralph E. Eberhart

/s/ Bonnie K. Wachtel	Director	February 27, 2026
Bonnie K. Wachtel

/s/ John E. Potter	Director	February 27, 2026
John E. Potter

/s/ Mark E. Ferguson III	Director	February 27, 2026
Mark E. Ferguson III

/s/ Edward P. Dolanski	Director	February 27, 2026
Edward P. Dolanski

/s/ Anita D. Britt	Director	February 27, 2026
Anita D. Britt

/s/ Lloyd E. Johnson	Director	February 27, 2026
Lloyd E. Johnson