Form 10-Q
period 2026-03-31
VSE CORP
filed 2026-05-08
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Yes ☐    No ☒

Number of shares of Common Stock outstanding as of May 5, 2026: 28,057,152

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

“Forward-looking” statements, as such term is defined by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases, represent the Company's expectations or beliefs, including, but not limited to, statements concerning the Company's operations, economic performance, financial condition, growth, acquisition and disposition strategies, investments and future operational plans. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “forecast,” “seek,” “plan,” “predict,” “project,” “could,” “estimate,” “might,” “continue,” “seeking” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, some of which are unknown, including, without limitation, risks related to:

•the performance of the aviation aftermarket;
•global economic and political conditions;
•supply chain delays and disruptions;
•competition from existing and new competitors;
•losses related to investments in inventory and facilities;
•interruptions in the Company's operations;
•challenges related to workforce management or any failure to attract or retain a skilled workforce;
•the Company's ability to realize the expected strategic benefits and cost synergies from the PAG Acquisition (as defined herein) after taking into account any business disruption, maintenance of customer, employee, or supplier relationships, management distraction during the integration process or other factors beyond the Company's control;
•the accuracy of the Company's assumptions relating to the PAG Acquisition;
•the significant expenses that have been incurred and will be incurred in connection with the PAG Acquisition;
•the Company's ability to successfully integrate and achieve the strategic and other objectives, including any expected synergies, relating to recently completed acquisitions, including the PAG Acquisition;
•access to and the performance of third-party package delivery companies;
•prolonged periods of inflation and the Company's ability to mitigate the impact thereof;
•future business conditions resulting in impairments;
•the Company's ability to successfully divest businesses and to transition facilities in connection therewith;
•the Company's work on large government programs;
•health epidemics, pandemics and similar outbreaks;
•compliance with government rules and regulations, including tariffs and environmental and pollution risk;
•the Company's ability to mitigate the impacts of increased costs related to tariffs;
•litigation and legal actions arising from the Company's operations;
•technology and cybersecurity threats and incidents;
•the Company's outstanding indebtedness, including the increase in indebtedness upon completion of the PAG Acquisition;
•market volatility in the debt and equity capital markets;
•the Company's ability to continue to pay dividends at current levels or at all;
•the Company's published financial guidance;
•restrictions and limitations that may stem from financing arrangements the Company enters into or assumes in the future; and
•the other factors identified in the Company's reports filed or expected to be filed with the SEC, and incorporated by reference herein, including the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (“2025 Form 10-K") and in Item 1A. Risk Factors of this report.

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,239,407	$69,358
Receivables (net of allowance of $7.3 million and $7.2 million, respectively)	216,504	190,732
Contract assets	45,723	41,468
Inventories	625,737	553,834
Prepaid expenses and other current assets	33,569	37,937
Total current assets	2,160,940	893,329
Property and equipment (net of accumulated depreciation of $37.9 million and $34.2 million, respectively)	93,821	91,098
Intangible assets (net of accumulated amortization of $111.8 million and $100.2 million, respectively)	318,809	295,962
Goodwill	638,889	641,242
Operating lease right-of-use assets	48,272	50,151
Note receivable	27,735	27,041
Other assets	22,197	29,755
Total assets	$3,310,663	$2,028,578
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$29,924	$7,500
Accounts payable	147,910	154,506
Accrued expenses and other current liabilities	65,550	73,161
Dividends payable	2,806	2,339
Total current liabilities	246,190	237,506
Long-term debt, net of current portion	331,051	285,304
Deferred compensation	4,613	5,918
Long-term operating lease obligations	41,557	43,693
Deferred tax liabilities	16,782	12,394
Other long-term liabilities	4,254	4,955
Total liabilities	644,447	589,770
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 44,000,000 shares; issued and outstanding 28,055,592 and 23,398,046, respectively	1,403	1,170
Additional paid-in capital	2,241,751	1,041,483
Retained earnings	421,891	395,643
Accumulated other comprehensive income	1,171	512
Total stockholders' equity	2,666,216	1,438,808
Total liabilities and stockholders' equity	$3,310,663	$2,028,578

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenues:
Products	$202,350	$160,551
Services	122,230	95,494
Total revenues	324,580	256,045

Costs and operating expenses:
Products	164,292	136,867
Services	112,289	86,229
Selling, general and administrative expenses	6,201	2,311
Amortization of intangible assets	9,050	6,134
Total costs and operating expenses	291,832	231,541
Operating income	32,748	24,504

Interest (income) expense, net	(1,402)	7,939
Income from continuing operations before income taxes	34,150	16,565
Provision for income taxes	5,095	2,597
Net income from continuing operations	29,055	13,968
Loss from discontinued operations, net of tax	—	(22,941)
Net income (loss)	$29,055	$(8,973)

Earnings (loss) per share:
Basic
Continuing operations	$1.06	$0.68
Discontinued operations	—	(1.11)
	$1.06	$(0.43)
Diluted
Continuing operations	$1.04	$0.67
Discontinued operations	—	(1.11)
	$1.04	$(0.44)

Weighted average shares outstanding:
Basic	27,497,210	20,617,949
Diluted	27,834,475	20,740,319

Dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Net income (loss)	$29,055	$(8,973)
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements, net of tax	659	(1,454)
Total other comprehensive income (loss), net of tax	659	(1,454)
Comprehensive income (loss)	$29,714	$(10,427)

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three months ended March 31, 2026
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2025	23,398	$1,170	$1,041,483	$395,643	$512	$1,438,808
Net income	—	—	—	29,055	—	29,055
Issuance of common stock, net	4,588	229	828,757	—	—	828,986
Proceeds from stock purchase contract issued under tangible equity units, net of issuance costs	—	—	375,302	—	—	375,302
Stock-based compensation (a)	70	4	(3,791)	—	—	(3,787)
Other comprehensive income, net of tax	—	—	—	—	659	659
Dividends declared (0.10 per share)	—	—	—	(2,807)	—	(2,807)
Balance at March 31, 2026	28,056	$1,403	$2,241,751	$421,891	$1,171	$2,666,216
(a) Stock-based compensation resulted in a net debit to additional paid-in capital due to the Company’s share price appreciation resulting in tax withholdings upon vesting exceeding stock-based compensation expense.

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

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
		(a)
Cash flows from operating activities:
Net income (loss)	$29,055	$(8,973)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,747	9,905
Amortization of debt issuance cost	440	332
Deferred taxes	5,415	(5,764)
Stock-based compensation	4,581	3,522
Impairment and loss on sale of business segments	—	33,952
Loss on sale of property and equipment	3	10
Gain on settlement of corporate-owned life insurance	(357)	—
Interest income on note receivable	(694)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(25,772)	(19,393)
Contract assets	(4,755)	(920)
Inventories	(71,544)	(6,359)
Prepaid expenses and other current assets and other assets	515	(29,910)
Operating lease assets and liabilities, net	396	372
Accounts payable and deferred compensation	(10,847)	(10,892)
Accrued expenses and other liabilities	(1,447)	(12,514)
Net cash used in operating activities	(62,264)	(46,632)
Cash flows from investing activities:
Purchases of property and equipment	(6,457)	(2,875)
Proceeds from the sale of business segments, net of cash divested	—	2,746
Cash paid for acquisitions, net of cash acquired	(5,391)	—
Purchases of intangible assets	(16,000)	—
Proceeds from corporate owned life insurance settlements	760	—
Net cash used in investing activities	(27,088)	(129)
Cash flows from financing activities:
Borrowings on bank credit facilities	47,273	74,489
Repayments on bank credit facilities	(49,148)	(39,989)
Proceeds from issuance of common stock, net	829,457	—
Proceeds from issuance of tangible equity units, net	445,386	—
Payment of debt financing costs	(1,313)	—
Payment of taxes for equity transactions	(8,930)	(4,201)
Dividends paid	(2,340)	(2,060)
Other	(984)	—
Net cash provided by financing activities	1,259,401	28,239
Net increase (decrease) in cash and cash equivalents	1,170,049	(18,522)
Cash and cash equivalents, beginning of period	69,358	29,030
Cash and cash equivalents, end of period	$1,239,407	$10,508

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

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2026

(1) Nature of Operations and Basis of Presentation

Nature of Operations

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

Basis of Presentation

The Company's accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). In the Company's opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

In February 2024, VSE entered into two separate agreements to sell substantially all of the Federal and Defense segment assets. Additionally, in April 2025, VSE completed the sale of all of the issued and outstanding shares of common stock of its Fleet segment. See Note (3) "Discontinued Operations" for further information. The consolidated financial statements present the results of operations for the Federal and Defense and Fleet segments as discontinued operations for the three months ended March 31, 2025.

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

(2) Acquisitions

Fiscal 2025

Aero 3, Inc. ("Aero 3")

On December 23, 2025, the Company completed the acquisition of GenNx/AeroRepair IntermediateCo Inc., the parent company of Aero 3, Inc., for a total cash consideration, subject to working capital adjustments, of $346.4 million, net of cash acquired of $1.4 million. The acquisition was funded with proceeds from the Company's October 2025 underwritten public offering. Aero 3 is a diversified global MRO service provider and distributor supporting the wheel and brake aftermarket. The acquisition expands the Company's global aftermarket capabilities by broadening MRO, distribution, and proprietary product offerings to support commercial, business and general aviation operators while aligning with the Company's OEM-centric strategy.

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

During the three months ended March 31, 2026, the purchase price allocation was adjusted as a result of working capital and measurement period adjustments. The adjustments were recorded as a result of new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a $2.4 million decrease to goodwill, driven primarily by a $1.7 million decrease to income tax liabilities recorded within accrued expenses and other current liabilities and a $1.2 million decrease to deferred tax liabilities. The net decrease to goodwill was partially offset by other immaterial adjustments to contract assets, inventories, property and equipment, net, and accrued expenses and other current liabilities. The adjusted preliminary purchase price allocation is as follows (in thousands):

Receivables	$12,244
Contract assets	1,324
Inventories	54,626
Prepaid expenses and other current assets	880
Property and equipment, net	4,404
Intangible asset - customer related	94,000
Goodwill	212,166
Operating lease right-of-use assets	5,163
Other assets	4,159
Total assets acquired	388,966
Accounts payable	(9,262)
Accrued expense and other current liabilities	(4,670)
Long-term operating lease obligations	(3,664)
Deferred tax liabilities	(20,000)
Other long-term liabilities	(4,971)
Total liabilities assumed	(42,567)
Net assets acquired, excluding cash	$346,399

Goodwill resulting from the acquisition reflects the strategic advantage of expanding the Company's MRO services, parts distribution and proprietary solution capabilities to support the wheel and brake aftermarket. The value attributed to goodwill and customer relationships is not deductible for income tax purposes. The estimated value attributed to the customer relationship intangible assets is being amortized over a weighted average useful life of 12.1 years. Acquisition-related expenses related to the Aero 3 acquisition during the three months ended March 31, 2026 were not material.

The following unaudited pro forma financial information presents the combined results of operations for Aero 3 and VSE Corporation for the three months ended March 31, 2025. The unaudited consolidated pro forma results of operations are as follows (in thousands):

Three months ended March 31,
2025
Revenue	$279,882
Income from continuing operations	$15,399

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

PT6 Fuel Pumps License Agreement

On December 18, 2025, the Company entered into an Asset Purchase and License Agreement with an original equipment manufacturer for a purchase price of $10.8 million to exclusively manufacture, sell, market, distribute, and repair certain fuel pumps for use on the Pratt & Whitney PT6 engine series. The purchase price is expected to be mainly paid in 2026 and funded through the Company's sources of liquidity. As of March 31, 2026, the remaining liability associated with the purchase price is $5.4 million, which is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheets. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The acquisition is not material to the Company's consolidated financial statements.

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

Acquisition-related expenses incurred and the pro-forma impact of the acquisition is not material to the Company’s results of operations.

Turbine Weld Industries, LLC ("Turbine Weld")

On May 1, 2025, the Company acquired Turbine Weld for a total cash consideration of $49.9 million, net of cash acquired of $0.9 million. The acquisition purchase price was funded by borrowings under the Company's prior revolving credit facility. Turbine Weld is a specialized MRO service provider of complex technical and proprietary engine components for business and general aviation platforms. The acquisition strengthens the Company’s MRO portfolio of services by broadening technical capabilities and expanding the repair portfolio. The acquisition is not material to the Company's consolidated financial statements.

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

Acquisition-related expenses totaled $0.5 million for the three months ended March 31, 2025, which are included in selling, general and administrative expenses. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

(3) Discontinued Operations

Sale of Fleet Segment

In April 2025, VSE completed the sale of its Fleet segment for a total consideration of up to $230.0 million (the “Fleet Sale”). This consideration is comprised of $136.2 million of cash, net of $4.8 million cash divested. The consideration also includes a $25.0 million seller note and a potential earn-out payment of up to $65.0 million, subject to the achievement of certain milestones. The seller note is scheduled to mature in July 2030. See Note (11) "Fair Value Measurements" for information regarding the fair value of the earn-out. The Fleet Sale is consistent with the Company's long-term strategy of transforming to a pure-play aviation business focused on higher margin and higher growth aftermarket parts distribution and MRO businesses. The Company recorded a pre-tax impairment loss on the Fleet assets held-for-sale of $33.7 million during the three months ended March 31, 2025, which is included in loss from discontinued operations, net of tax in the consolidated statements of operations.

Sale of Federal and Defense Segment

In February 2024, VSE entered into two separate agreements to sell substantially all the Federal and Defense segment's operational assets ("FDS Sale") for a cash consideration of $42.9 million. The Company recorded a pre-tax loss on the FDS Sale of $0.2 million for the three months ended March 31, 2025 related to a settlement of net working capital, which is included in loss from discontinued operations, net of tax in the consolidated statements of operations.

The components of loss from discontinued operations, net of tax for the three months ended March 31, 2025 consist of the following (in thousands):

Three months ended March 31,
2025
Revenues	$75,358
Costs and operating expenses	71,829
Income from discontinued operations	3,529
Other impairment	33,708
Loss on the sale of discontinued operations	244
Loss from discontinued operations before income taxes	(30,423)
Benefit for income taxes	(7,482)
Loss from discontinued operations, net of tax	$(22,941)

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

Three months ended March 31,
2025
Depreciation and amortization	$731
Stock-based compensation (a)	$(225)
Purchases of property and equipment	$208
(a) Stock-based compensation benefit was recognized during the three months ended March 31, 2025 due to forfeitures in the period.

(4) Revenue

Disaggregation of Revenues
The Company's revenues are derived from the delivery of products to its customers and from services performed for commercial and government customers.

A summary of revenues by customer for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Commercial	$320,323	$254,953
Government	4,257	1,092
Total	$324,580	$256,045

A summary of revenues by type for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Repair	$122,230	$95,494
Distribution	202,350	160,551
Total	$324,580	$256,045

Contract Balances

Contract balances were as follows (in thousands):

		March 31,	December 31,
	Financial Statement Classification	2026	2025
Billed and billable receivables	Receivables, net	$216,504	$190,732
Contract assets - unbilled receivables	Contract assets	$45,723	$41,468
Contract liabilities	Accrued expenses and other current liabilities	$9,381	$6,891

During the three months ended March 31, 2026 and 2025, the Company recognized revenue that was previously included in the beginning balance of contract liabilities of $3.3 million and $2.4 million, respectively.

(5) Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Bank credit facility - term loan	$294,375	$296,250
Amortizing notes	71,967	—
Principal amount of long-term debt	366,342	296,250
Less: debt issuance costs	(5,367)	(3,446)
Total debt, net of debt issuance costs	360,975	292,804
Less: current portion	(29,924)	(7,500)
Total long-term debt, net of current portion	$331,051	$285,304

As of March 31, 2026, the interest rate on the Company's outstanding term loan was 5.17%. The Company did not have any outstanding borrowings under its revolving credit facility as of March 31, 2026 and December 31, 2025. The Company had letters of credit outstanding of $0.7 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively.

In February 2026, the Company entered into an underwriting agreement relating to the issuance of tangible equity units which are comprised, in part, of senior unsecured amortizing notes. See Note (13) "Common Stock and Tangible Equity Units Public Offerings" for further discussion of the amortizing notes. The amortizing notes are payable in quarterly installments, each of which will constitute a partial repayment of principal and a payment of interest at a rate of 5.93% per annum, with a final installment payment date of February 1, 2029, unless settled earlier. Future required principal payments on the amortizing notes are as follows: $16.6 million for the remainder of 2026, $23.7 million in 2027, $25.1 million in 2028, and $6.5 million in 2029.

The Company deferred $2.4 million of debt issuance costs related to the amortizing notes, which will be amortized to interest expense over the note term using the effective interest rate method.

Subsequent Event

On May 5, 2026, the Company entered into a first amendment to its existing senior secured credit agreement, dated as of May 2, 2025 (as amended and restated, supplemented or otherwise modified, the "Credit Agreement"), which provides for, among other things, a new senior secured term loan B facility in an aggregate principal amount of $900.0 million (the "New Term Facility") and an upsize to the Company's existing senior secured revolving credit facility from $400.0 million to $500.0 million ("the Revolving Facility"), maturing on May 5, 2033 and May 2, 2030, respectively. Borrowings under the amended Credit Agreement will accrue interest at either the Term SOFR or ABR (as defined in the Credit Agreement), plus in each case an applicable margin, based on the Company's Net Leverage Ratio (as defined in the Credit Agreement). The amendment replaces the Company's existing term loan.

On May 5, 2026, the Company borrowed $900.0 million under the New Term Facility. Borrowings under the New Term Facility were utilized (i) to pay fees and expenses incurred in connection with the amended Credit Agreement, (ii) to repay, in full, amounts outstanding under the prior term loan, and (iii) to fund a portion of the purchase price for the PAG Acquisition (as defined later).

Future required payments on the New Term Facility, to be paid in equal quarterly installments of $9.0 million per year beginning in September 2026, are as follows: $4.5 million for the remainder of 2026, $9.0 million in each year from 2027 through 2032, and $841.5 million in 2033.

Restrictive covenants of the Credit Agreement include a maximum Total Net Leverage Ratio and a minimum Interest Coverage Ratio. The Company was in compliance with the required ratios and other terms and conditions under its Credit Agreement as of March 31, 2026.

(6) Derivative Instruments and Hedging Activities

The Company's derivative instruments designated as cash flow hedges as of March 31, 2026 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company's floating rate debt. For the three months ended March 31, 2026 and 2025, the Company reclassified $0.1 million and $0.5 million, respectively, from accumulated other comprehensive income to interest (income) expense, net. The Company estimates that it will reclassify $1.0 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following March 31, 2026. See Note (11) "Fair Value Measurements" for the fair value of the interest rate swaps.

(7) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. Shares issued during the period are weighted for the portion of the period that they were outstanding. The calculation of diluted earnings per common share includes the dilutive effects for the assumed vesting of outstanding stock-based awards and settlement of prepaid stock purchase contracts, which were issued as part of the Company's February 2026 issuance of tangible equity units. See Note (13) "Common Stock and Tangible Equity Unit Public Offerings" for further discussion of the prepaid stock purchase contracts, which are assumed to be outstanding at the minimum settlement rate of 0.2171 shares per prepaid stock purchase contract in determining weighted-average shares for basic EPS. Additional shares are included in determining weighted-average shares for diluted EPS based on the imputed settlement rate utilizing the volume weighted-average price of the Company's common stock during the period not to exceed 0.2660 shares per prepaid stock purchase contract, if dilutive. The antidilutive common stock equivalents excluded from the diluted per share calculation are not material.

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended March 31,
	2026	2025
Effect of basic shares:
Common shares outstanding	26,276,384	20,617,949
Prepaid stock purchase contracts at minimum settlement rate	1,220,826	—
Basic weighted average common shares outstanding	27,497,210	20,617,949

Effect of dilutive shares:
Restricted stock awards	134,874	122,370
Prepaid stock purchase contracts at volume weighted-average price	202,391	—
Total dilutive shares	337,265	122,370
Diluted weighted average common shares outstanding	27,834,475	20,740,319

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

The Company's single operating segment is the only segment for which separate financial information is available and for which segment results are evaluated regularly by the Company's President and Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), in deciding how to allocate resources and in assessing performance. As the Company operates under a single reportable operating segment, the CODM evaluates segment performance based on net income (loss) and considers budget-to-actual, sequential period and prior period comparisons on a monthly basis when making decisions regarding capital and personnel allocation. Segment assets are reported on the consolidated balance sheets as total assets. Net sales of the Company exclude intercompany sales as these activities are eliminated in consolidation.

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2026 were as follows (in thousands):

Carrying Amount
Balance as of December 31, 2025	$641,242
Measurement period adjustments	(2,353)
Balance as of March 31, 2026	$638,889

Goodwill decreased during the three months ended March 31, 2026 in connection with measurement period adjustments for the Aero 3 acquisition. See Note (2) "Acquisitions" for further information.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Weighted-average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2026
Customer-related	12.2	$403,974	$(108,919)	$295,055
Distribution rights	15.1	26,600	(2,846)	23,754
Total	12.4	$430,574	$(111,765)	$318,809

December 31, 2025
Customer-related	12.2	$396,150	$(100,188)	$295,962

On March 28, 2026, the Company entered into an amendment (the "Amendment") to its Asset Purchase and License Agreement with Honeywell International Inc. ("Honeywell"), originally executed in September 2023, for total consideration of $7.8 million, of which $5.3 million is payable in cash. The Amendment expands the scope of rights and extends the expected useful lives of certain underlying assets acquired under the original agreement.

The Company accounted for the Amendment as an asset acquisition, with the consideration allocated to customer-related intangible assets, which is being amortized over a period of 12 years. During the three months ended March 31, 2026, the Company paid $4.0 million of the cash consideration, which is reflected within purchases of intangible assets in the consolidated statements of cash flows. The remaining $1.3 million of cash consideration is included in accrued expenses and other current liabilities on the consolidated balance sheets as of March 31, 2026.

During the three months ended March 31, 2026, the Company reclassified distribution rights with a gross carrying value of $14.6 million and net carrying value of $12.1 million from other assets and prepaid expenses and other current assets to intangible assets. In addition, the Company acquired $12.0 million of distribution rights during the three months ended March 31, 2026, which are being amortized over a period of 15 years.

As of March 31, 2026, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year ending	Amount
Remainder of 2026	$28,040
2027	35,613
2028	34,727
2029	34,663
2030	34,224
2031	31,702
Thereafter	119,840
Total	$318,809

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value March 31, 2026	Fair Value December 31, 2025
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$699	$704
Interest rate swaps - current	Accrued expenses and other current liabilities	Level 2	$271	$553
Interest rate swaps - long-term	Other assets	Level 2	$1,831	$1,235
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

In connection with the sale of the Fleet segment in April 2025, the total consideration to be received by the Company included a potential earn-out payment of up to $65.0 million, subject to the achievement of certain milestones by the divested business during 2025. Based on the preliminary results of the divested business relative to the required milestones under the sale agreement, the Company does not expect that the earn-out performance threshold will be achieved.

(12) Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

The Company's effective tax rate for continuing operations was 14.9% and 15.7% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was lower for the three months ended March 31, 2026 as compared to the same period of the prior year primarily due to a higher impact from the excess stock compensation deduction on the current year's rate.

(13) Common Stock and Tangible Equity Unit Public Offerings

Common Stock Public Offering

In February 2026, the Company entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 4,587,766 shares of the Company's common stock at a public offering price of $188.00 per share (including exercise by the underwriters of their overallotment option to purchase additional shares). The Company received proceeds of $829.0 million, net of issuance costs, and transaction-related legal and accounting fees of $1.1 million, of which approximately $0.5 million were recorded within accounts payable as of March 31, 2026. The Company used the net proceeds from the offering to fund a portion of the cash consideration for the PAG Acquisition. Prior to the consummation of the PAG Acquisition, the Company utilized the net proceeds for general corporate purposes, including to invest in liquid assets.

Tangible Equity Unit Public Offering

In February 2026, the Company entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 9,200,000 tangible equity units of the Company, at a stated amount of $50.00 per unit (the "Units"), including exercise by the underwriters of their overallotment option to purchase additional Units. The Company received proceeds of $444.9 million from the offering, net of issuance costs, and transaction-related legal and accounting fees of $1.2 million, of which approximately $0.5 million were recorded within accounts payable as of March 31, 2026. The net proceeds were used in the same manner as the net proceeds of the February 2026 common stock public offering. Each Unit issued is comprised of (i) a prepaid stock purchase contract issued by the Company and (ii) an amortizing note issued by the Company. The net proceeds were allocated to the prepaid stock purchase contract and amortizing notes on a relative fair value basis.

Prepaid Stock Purchase Contracts

Each prepaid stock purchase contract has a fair value per unit of $42.1775 pursuant to which the Company will deliver to the holder, on February 1, 2029 (subject to postponement in certain limited circumstances), unless earlier settled, a number of shares of the Company’s common stock per purchase contract equal to an applicable settlement rate ranging from 0.2171 to 0.2660 shares. Unless settled earlier and subject to certain anti-dilution adjustments, each purchase contract will settle based upon the arithmetic average of the daily volume weighted average price of the Company's common stock on each of the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding February 1, 2029 ("the applicable market value") as follows:

•if the applicable market value is greater than or equal to the threshold appreciation price (initially $230.3086), holders will receive 0.2171 shares of common stock for each Purchase Contract (the “minimum settlement rate”);
•if the applicable market value is greater than the reference price (initially approximately $188.00) but less than the threshold appreciation price, holders will receive a number of shares of common stock for each Purchase Contract equal to the Unit stated amount of $50.00, divided by the applicable market value; and
•if the applicable market value is less than or equal to the reference price, holders will receive 0.2660 shares of common stock for each Purchase Contract.

No prepaid stock purchase contracts were settled during the three months ended March 31, 2026. The value allocated to the prepaid stock purchase contracts, net of issuance costs, of approximately $375.3 million is recorded in additional paid-in capital on the Company's consolidated balance sheets.

Amortizing Notes

Each amortizing note issued by the Company has an initial principal amount of $7.8225 that pays quarterly installments of $0.7188 per amortizing note (except for the May 1, 2026 installment payment, which was $0.6868 per amortizing note), which cash payment in the aggregate will be equivalent to 5.750% per year with respect to the $50.00 stated amount per Unit. The value allocated to the amortizing notes, net of issuance costs, of approximately $69.6 million is recorded within long-term debt, less current portion on the Company's consolidated balance sheets except for principal repayments due within twelve months, which are recorded within current portion of long-term debt. See Note (5) "Debt" for further information on the amortizing notes.

(14) Subsequent Events

Acquisitions

Acquisition of NorthStar Technologies, LLC ("NorthStar")

On April 1, 2026, the Company acquired NorthStar, a provider of MRO services, third-party logistics, and kitting services supporting the engine aftermarket. The acquisition expands the Company’s engine service capabilities within business and general aviation and strengthens its OEM-focused strategy by enhancing integration within an engine OEM’s aftermarket supply chain and supporting growing demand for engine teardown and labor-intensive services.

The acquisition is not material to the Company’s consolidated financial statements and was funded through existing sources of liquidity. The preliminary purchase price allocation has not yet been completed due to the limited time between the acquisition date and the issuance of these unaudited consolidated financial statements.

Acquisition of Precision Aviation Group ("PAG" or "PAG Acquisition")

On May 5, 2026, the Company completed its previously announced acquisition of PAG, a portfolio company of GenNx360 Capital Partners, for total upfront consideration of approximately $2.025 billion, consisting of $1.750 billion in cash and an in-kind payment in the form of 1,415,752 shares of newly issued equity of a VSE subsidiary, exchangeable for shares of the Company's common stock following an initial lock-up period. In addition, the stock purchase agreement provides for up to $125.0 million of contingent earn-out consideration, payable in cash or equity at the Company's sole discretion, based on PAG's 2026 adjusted EBITDA performance.

The cash portion of the purchase price was funded through (i) net proceeds of approximately $1.3 billion from the Company’s public offerings of common stock and tangible equity units completed in February 2026 and (ii) borrowings under the New Term Facility.

The acquisition expands the Company’s scale and enhances its engine and component service capabilities across the aviation aftermarket, while broadening its global customer base, increasing geographic reach, and strengthening its position as a leading provider of integrated MRO, repair, and supply chain solutions with differentiated technical and component-level capabilities.

The preliminary purchase price allocation has not yet been completed due to the limited time between the acquisition date and the issuance of these unaudited consolidated financial statements. During the three months ended March 31, 2026, the Company incurred $4.5 million of PAG acquisition-related expenses, which are included in selling, general and administrative expenses.

Credit Agreement Amendment

On May 5, 2026, in connection with the PAG acquisition, the Company entered into a first amendment to its existing Credit Agreement, which provides for, among other things, a $900.0 million term loan B facility and an upsize of the Company's existing revolving credit facility from $400.0 million to $500.0 million, maturing on May 5, 2033 and May 2, 2030, respectively. See Note (5) "Debt" for further information.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

VSE Corporation, through its subsidiaries (collectively, "VSE" or the "Company"), is a leading provider of aftermarket distribution and maintenance, repair and overhaul ("MRO") services for air transportation assets for commercial and government markets. The Company operates as a single reportable segment aligned with the Company's operating segment.

Recent Developments

PAG Acquisition

On May 5, 2026, the Company completed its previously announced acquisition of Precision Aviation Group (“PAG”), a portfolio company of GenNx360 Capital Partners. PAG is a leading global provider of aviation aftermarket MRO, distribution, and supply chain services supporting commercial, business and general aviation (“B&GA”), rotorcraft, and defense markets, with a diversified customer base and broad component and engine service capabilities (such acquisition, the “PAG Acquisition”). See Note (5) "Debt" and (14) “Subsequent Events” to the consolidated financial statements for further information.

Credit Agreement Amendment

In connection with the completed stock purchase agreement to acquire PAG, the Company entered into an amended agreement with certain financial institutions on May 5, 2026 to provide new senior secured financing, which consists of a $900.0 million term loan B facility and an upsize of the Company's existing revolving facility from $400.0 million to $500.0 million. As part of the amended agreement, the Company paid off its existing Term Loan A Facility in full. See Note (5) “Debt” to the consolidated financial statements for further information.

Underwritten Public Offerings

In February 2026, the Company completed concurrent underwritten public offerings of (i) 4,587,766 shares of its common stock at a public offering price of $188.00 per share (the “Common Stock Offering”) and (ii) 9,200,000 5.750% tangible equity units, each with a stated value of $50.00 (the “Units Offering,” and together with the Common Stock Offering, the “Offerings”). The Common Stock Offering closed on February 4, 2026, and the Units Offering closed on February 5, 2026. Net proceeds of approximately $1.3 billion were received by the Company, which were used to finance a portion of the cash consideration for the PAG Acquisition. See Note (13) “Common Stock and Tangible Equity Unit Public Offerings” to the consolidated financial statements for further information.

Business Trends

During the first quarter of 2026, the Company delivered record results driven by strong execution on new and existing distribution awards, expansion of product offerings and MRO capabilities, increased end-market demand, and contributions from recent acquisitions. Revenue for the three months ended March 31, 2026 was $324.6 million, representing a 27% increase year-over-year.

Market growth and share gains drove increases in repair and distribution revenue of 28% and 26%, respectively, compared to the prior-year period. Growth was supported by several strategic initiatives, including the execution of newly awarded distribution agreements, expansion of repair capabilities through increased capacity, and continued advancement of the Company’s OEM licensed manufacturing program. These initiatives have further strengthened the Company’s position in the aviation aftermarket, while deeper OEM partnerships have expanded access to new markets and established customer bases.

Recent acquisitions, including Turbine Weld in May 2025 and Aero 3 in December 2025, are aligned with the Company’s core strategy and have increased exposure to the high-growth, higher-margin commercial MRO and distribution aftermarket.

Results of Operations

The following table summarizes the Company's consolidated results of operations (in thousands):

	Three months ended March 31,
	2026	2025	Change ($)	Change (%)
Revenues	$324,580	$256,045	$68,535	27%
Costs and operating expenses	291,832	231,541	60,291	26%
Operating income	32,748	24,504	8,244	34%
Interest (income) expense, net	(1,402)	7,939	(9,341)	NM (a)
Income from continuing operations before income taxes	34,150	16,565	17,585	106%
Provision for income taxes	5,095	2,597	2,498	96%
Net income from continuing operations	$29,055	$13,968	$15,087	108%
(a) Percentage change is not meaningful (NM)

Revenues. Revenues increased for the three months ended March 31, 2026, compared to the same period in the prior year primarily driven by contributions from the acquisitions of Turbine Weld and Aero 3, recently initiated distribution contract wins and improved demand for the Company's commercial aerospace products and services resulting from strong end market activity in global commercial air travel. Distribution revenue increased $41.8 million, or 26%, and repair revenue increased $26.7 million, or 28%, for the three months ended March 31, 2026, compared to the same period in the prior year.

Operating Income. Operating income increased for the three months ended March 31, 2026, compared to the same period of the prior year, primarily driven by revenue growth and a favorable shift in sales mix and pricing. The increase was partially offset by increased costs and operating expenses driven by higher revenue and an increase in amortization of intangible assets of $2.9 million for the three months ended March 31, 2026, compared to the same period in the prior year.

Interest (Income) Expense, net. Net interest income increased for the three months ended March 31, 2026, compared to the same period in the prior year, primarily due to interest income earned on excess cash proceeds from the February 2026 underwritten public offerings and on a note receivable. The increase was further driven by lower borrowings under the Company's debt facilities and a reduction in the average interest rate on borrowings outstanding, which together decreased interest expense.

Provision for Income Taxes. The Company's effective tax rate for continuing operations was 14.9% and 15.7% for the three months ended March 31, 2026 and 2025, respectively. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between the Company's statutory U.S. federal income tax rate and its effective tax rate. The lower effective tax rate for the three months ended March 31, 2026 was primarily driven by a higher impact from the excess stock compensation deduction on the current year's rate.

Liquidity and Capital Resources

Liquidity

The Company's internal sources of liquidity are primarily from operating activities, specifically from changes in the level of revenues and associated inventory, accounts receivable and accounts payable, and from profitability. Significant increases or decreases in revenues and inventory, accounts receivable and accounts payable can affect liquidity. Inventory and accounts payable levels can be affected by the timing of large opportunistic inventory purchases and by distributor agreement requirements. Accounts receivable and accounts payable levels can be affected by changes in the level of work performed and by the timing of large purchases. In addition to operating cash flows, other significant factors that affect the Company's overall management of liquidity include capital expenditures and investments in the acquisition of businesses.

The Company's primary external financing sources are the capital markets and its credit agreement, which includes a $300.0 million term loan and a revolving facility with an aggregate maximum borrowing capacity of $400.0 million as of March 31, 2026, both maturing on May 2, 2030. For the three months ended March 31, 2026, outstanding borrowings under the credit agreement decreased $1.9 million. As of March 31, 2026, the Company had $294.4 million outstanding under the term loan, $0.7 million in outstanding letters of credit, and $399.3 million in unused commitments.

In February 2026, the Company completed the Common Stock Offering and the Units Offering that resulted in net proceeds of approximately $1.3 billion, which were used to finance a portion of the cash consideration for the PAG Acquisition. See Note (13) “Common Stock and Tangible Equity Unit Public Offerings” to the consolidated financial statements for further information. As of March 31, 2026, the Company had $72.0 million in outstanding principal obligations related to the tangible equity units.

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

Cash Flows

The following table summarizes the Company's cash flows (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(62,264)	$(46,632)
Net cash used in investing activities	(27,088)	(129)
Net cash provided by financing activities	1,259,401	28,239
Net increase (decrease) in cash and cash equivalents	$1,170,049	$(18,522)

Cash used in operating activities increased $15.6 million for the three months ended March 31, 2026, compared to the same period of the prior year, primarily due to a greater use of cash for inventory purchases, partially offset by higher net income from continuing operations, adjusted for non-cash expenses.

Cash used in investing activities increased $27.0 million for the three months ended March 31, 2026, as compared to the same period of the prior year, primarily driven by $16.0 million in purchases of intangible assets, $5.4 million in cash paid for acquisitions, net of cash acquired, a $3.6 million increase in purchases of property and equipment, and $2.7 million in prior year proceeds from the sale of the Federal and Defense segment. Refer to Note (2) "Acquisitions", Note (3) "Discontinued Operations", and Note (10) "Goodwill and Intangible Assets" to the consolidated financial statements for further information.

Cash provided by financing activities increased $1.2 billion for the three months ended March 31, 2026, as compared to the same period of the prior year, primarily due to $1.3 billion of net proceeds received from the Company's February 2026 Common Stock Offering and Units Offering, partially offset by higher net repayments of the Company's credit facilities of $36.4 million during the current period and higher tax payments for equity transactions of $4.7 million.

The Company paid cash dividends totaling $2.3 million or $0.10 per share during the three months ended March 31, 2026. Pursuant to the terms of the credit agreement, payment of cash dividends are subject to annual restrictions. The Company has paid cash dividends annually since 1973.

Other Obligations and Commitments

There have not been any material changes to the Company's other obligations and commitments that were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K").

Inflation and Pricing

There have not been any material changes to this disclosure from those discussed in the Company's 2025 Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies, Estimates and Judgments

The Company's consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which requires the Company to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, the Company's reported results could be materially affected. Actual results may differ significantly from the Company's estimates under different assumptions or conditions. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in the Company's 2025 Annual Report on Form 10-K for further discussions of the Company's significant accounting policies and estimates. There have been no significant changes in the Company's critical accounting estimates during the three months ended March 31, 2026, from those disclosed in the Company's 2025 Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on the Company's consolidated financial statements, see Note (1) "Nature of Business and Summary of Significant Accounting Policies — Recent Adopted Accounting Pronouncements” to the Company's Consolidated Financial Statements included in its 2025 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks from those discussed in the Company's 2025 Form 10-K

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the acquisition of Turbine Weld and Aero 3, certain areas of the Company's internal control over financial reporting changed. These areas are primarily related to integrating corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at Turbine Weld and Aero 3, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structures at Turbine Weld and Aero 3 have been modified to appropriately oversee and incorporate these activities into the overall control structure. The Company will continue to evaluate the need for additional internal controls over financial reporting.

There have been no additional changes in the Company's internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K”). The risk factors disclosed in the Company's 2025 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its equity securities during the period covered by this report other than 40,835 shares of common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Item 5.    Other Information

During the three months ended March 31, 2026, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

(a) Exhibits
Exhibit 2.1
Stock Purchase Agreement, dated January 29, 2026, by and among VSE Corporation, VSE Mach HoldCo Acquisition Corp., VSE Mach Acquisition Corp., GenNx/PAG IntermediateCo Inc., and GenNx360 PAG Buyer, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 29, 2026) *†

Exhibit 4.1
Purchase Contract Agreement, dated February 5, 2026, between the Company and U.S. Bank Trust Company, National Association, as Purchase Contract Agent, as Trustee and as attorney-in-fact for the holders of the Purchase Contract (incorporated by reference to Exhibit 4.1 to Form 8-K dated February 5, 2026)

Exhibit 4.2	Indenture, dated February 5, 2026, between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K dated February 5, 2026)
Exhibit 4.3
First Supplemental Indenture, dated February 5, 2026, between the Company and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Form 8-K dated February 5, 2026)

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

*Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedules or exhibits to the Securities and Exchange Commission upon request.

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

VSE CORPORATION

Date:	May 8, 2026	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Adam R. Cohn
Adam R. Cohn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)