Form 10-Q
period 2026-06-30
VSE CORP
filed 2026-08-06
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____
Commission File Number:  000-03676
VSE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	54-0649263
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3361 Enterprise Way
Miramar,	Florida	33025
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code:  (954) 430-6600
Former name, former address and former fiscal year, if changed since last report: Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.05 per share	VSEC	The NASDAQ Global Select Market
5.750% Tangible Equity Units	VSECU	The NASDAQ Global Select Market

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

Number of shares of Common Stock outstanding as of July 31, 2026: 28,064,972

Forward-Looking Statements

This quarterly report on Form 10-Q (“Form 10-Q”) of VSE Corporation (the "Company") contains statements that, to the extent they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such statements are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and this statement is included for purposes of such safe harbor provisions.

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
•the significant expenses that have been incurred and will be incurred in connection with the PAG Acquisition (as defined herein);
•the Company's ability to successfully integrate and achieve the strategic and other objectives and benefits, including any expected synergies, relating to recently completed acquisitions, including the PAG Acquisition;
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
•restrictions and limitations that may stem from financing arrangements the Company enters into or assumes in the future; and
•the other factors identified in the Company's reports filed or expected to be filed with the SEC, and incorporated by reference herein, including the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 27, 2026 (“2025 Form 10-K").

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

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$75,360	$69,358
Receivables (net of allowance of $7.8 million and $7.2 million, respectively)	274,628	190,732
Contract assets	59,488	41,468
Inventories	867,124	553,834
Prepaid expenses and other current assets	48,872	37,937
Total current assets	1,325,472	893,329
Property and equipment (net of accumulated depreciation of $43.1 million and $34.2 million, respectively)	166,548	91,098
Intangible assets (net of accumulated amortization of $130.2 million and $100.2 million, respectively)	952,090	295,962
Goodwill	1,810,424	641,242
Operating lease right-of-use assets	92,321	50,151
Note receivable	28,423	27,041
Other assets	22,128	29,755
Total assets	$4,397,406	$2,028,578
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$32,004	$7,500
Accounts payable	187,068	154,506
Accrued expenses and other current liabilities	96,077	73,161
Dividends payable	2,806	2,339
Earn-out obligation	33,850	—
Total current liabilities	351,805	237,506
Long-term debt, net of current portion	914,953	285,304
Deferred compensation	5,114	5,918
Long-term operating lease obligations	78,643	43,693
Deferred tax liabilities	104,583	12,394
Other long-term liabilities	8,872	4,955
Total liabilities	1,463,970	589,770
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 44,000,000 shares; issued and outstanding 28,062,020 and 23,398,046, respectively	1,403	1,170
Additional paid-in capital	2,484,138	1,041,483
Retained earnings	447,608	395,643
Accumulated other comprehensive income	287	512
Total stockholders' equity	2,933,436	1,438,808
Total liabilities and stockholders' equity	$4,397,406	$2,028,578

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Products	$203,407	$173,603	$405,757	$334,154
Services	245,730	98,536	367,960	194,030
Total revenues	449,137	272,139	773,717	528,184

Costs and operating expenses:
Products	167,093	144,828	331,385	281,695
Services	205,605	89,795	317,894	176,024
Selling, general and administrative expenses	9,031	2,616	15,232	4,927
Earn-out receivable fair value adjustments	—	5,900	—	5,900
Amortization of intangible assets	18,450	6,487	27,500	12,621
Total costs and operating expenses	400,179	249,626	692,011	481,167
Operating income	48,958	22,513	81,706	47,017

Interest expense, net	5,230	6,445	3,828	14,384
Loss on debt extinguishment	4,473	—	4,473	—
Income from continuing operations before income taxes	39,255	16,068	73,405	32,633
Provision for income taxes	10,732	2,430	15,827	5,027
Net income from continuing operations	28,523	13,638	57,578	27,606
Loss from discontinued operations, net of tax	—	(10,441)	—	(33,382)
Net income (loss)	$28,523	$3,197	$57,578	$(5,776)

Earnings (loss) per share:
Basic
Continuing operations	$0.92	$0.66	$1.97	$1.34
Discontinued operations	—	(0.51)	—	(1.62)
	$0.92	$0.15	$1.97	$(0.28)
Diluted
Continuing operations	$0.91	$0.66	$1.94	$1.33
Discontinued operations	—	(0.50)	—	(1.61)
	$0.91	$0.16	$1.94	$(0.28)

Weighted average shares outstanding:
Basic	30,941,788	20,670,239	29,229,014	20,644,215
Diluted	31,385,479	20,731,397	29,619,493	20,735,979

Dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$28,523	$3,197	$57,578	$(5,776)
Other comprehensive loss, net of tax:
Change in fair value of interest rate swap agreements, net of tax	457	(698)	1,116	(2,152)
Foreign currency translation adjustments	(1,341)	—	(1,341)	—
Total other comprehensive loss, net of tax	(884)	(698)	(225)	(2,152)
Comprehensive income (loss)	$27,639	$2,499	$57,353	$(7,928)

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three months ended June 30, 2026
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at March 31, 2026	28,056	$1,403	$2,241,751	$421,891	$1,171	$2,666,216
Net income	—	—	—	28,523	—	28,523
Stock issuance in connection with acquisition	—	—	238,002	—	—	238,002
Stock-based compensation	6	—	4,385	—	—	4,385
Other comprehensive loss, net of tax	—	—	—	—	(884)	(884)
Dividends declared ($0.10 per share)	—	—	—	(2,806)	—	(2,806)
Balance at June 30, 2026	28,062	$1,403	$2,484,138	$447,608	$287	$2,933,436

	Three months ended June 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at March 31, 2025	20,670	$1,033	$591,650	$381,443	$1,618	$975,744
Net income	—	—	—	3,197	—	3,197
Stock-based compensation	7	1	3,351	—	—	3,352
Other comprehensive loss, net of tax	—	—	—	—	(698)	(698)
Dividends declared ($0.10 per share)	—	—	—	(2,068)	—	(2,068)
Balance at June 30, 2025	20,677	$1,034	$595,001	$382,572	$920	$979,527

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Six months ended June 30, 2026
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2025	23,398	$1,170	$1,041,483	$395,643	$512	$1,438,808
Net income	—	—	—	57,578	—	57,578
Issuance of common stock, net	4,588	229	828,757	—	—	828,986
Proceeds from stock purchase contract issued under tangible equity units, net of issuance costs	—	—	375,302	—	—	375,302
Stock issuance in connection with acquisition	—	—	238,002	—	—	238,002
Stock-based compensation	76	4	594	—	—	598
Other comprehensive loss, net of tax	—	—	—	—	(225)	(225)
Dividends declared ($0.20 per share)	—	—	—	(5,613)	—	(5,613)
Balance at June 30, 2026	28,062	$1,403	$2,484,138	$447,608	$287	$2,933,436

	Six months ended June 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	20,591	$1,030	$591,600	$392,484	$3,072	$988,186
Net loss	—	—	—	(5,776)	—	(5,776)
Stock-based compensation	86	4	3,401	—	—	3,405
Other comprehensive loss, net of tax	—	—	—	—	(2,152)	(2,152)
Dividends declared ($0.20 per share)	—	—	—	(4,136)	—	(4,136)
Balance at June 30, 2025	20,677	$1,034	$595,001	$382,572	$920	$979,527

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
		(a)
Cash flows from operating activities:
Net income (loss)	$57,578	$(5,776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36,721	19,540
Amortization of debt issuance cost	1,270	1,067
Deferred taxes	9,447	(3,474)
Stock-based compensation	8,664	6,663
Impairment and loss on sale of business segments	—	47,203
Loss on sale of property and equipment	223	10
Gain on settlement of corporate-owned life insurance	(357)	—
Interest income on note receivable	(1,382)	—
Earn-out receivable fair value adjustment	—	5,900
Loss on debt extinguishment	4,473	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(9,532)	(30,051)
Contract assets	(3,831)	(2,969)
Inventories	(115,617)	(25,478)
Prepaid expenses and other current assets and other assets	(5,410)	(26,144)
Operating lease assets and liabilities, net	1,889	(1,573)
Accounts payable and deferred compensation	(21,804)	(13,724)
Accrued expenses and other liabilities	2,961	(5,935)
Net cash used in operating activities	(34,707)	(34,741)
Cash flows from investing activities:
Purchases of property and equipment	(15,327)	(8,464)
Proceeds from the sale of business segments, net of cash divested	—	138,816
Cash paid for acquisitions, net of cash acquired	(1,766,844)	(47,739)
Purchases of intangible assets	(14,707)	—
Proceeds from corporate-owned life insurance settlements	760	—
Net cash (used in) provided by investing activities	(1,796,118)	82,613
Cash flows from financing activities:
Borrowings on bank credit facilities, net of creditor fees	934,357	624,881
Repayments on bank credit facilities	(343,523)	(674,381)
Repayments on amortizing notes	(5,299)	—
Proceeds from issuance of common stock, net	829,676	463
Proceeds from issuance of tangible equity units, net	444,908	—
Payment of debt financing costs	(7,909)	(2,584)
Payment of taxes for equity transactions	(9,119)	(4,248)
Dividends paid	(5,146)	(4,127)
Other	(984)	—
Net cash provided by (used in) financing activities	1,836,961	(59,996)

Effect of exchange rate changes on cash and cash equivalents	(134)	—

Net increase (decrease) in cash and cash equivalents	6,002	(12,124)
Cash and cash equivalents, beginning of period	69,358	29,030
Cash and cash equivalents, end of period	$75,360	$16,906
(a) The cash flows related to discontinued operations and held-for-sale assets and liabilities have not been segregated. Accordingly, the Consolidated Statements of Cash Flows include the results of continuing and discontinued operations. See Note (3) "Discontinued Operations".
The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of noncash investing and financing activities:
In-kind equity purchase consideration from acquisition	$238,002	$—
Earn-out obligation purchase consideration from acquisition	$33,850	$—
Note receivable from the sale of business segment	$—	$25,000
Earn-out receivable from the sale of business segment	$—	$29,200

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2026

(1) Nature of Operations and Basis of Presentation

Nature of Operations

VSE Corporation, through its subsidiaries (collectively, "VSE" or the "Company") is a diversified aftermarket products and services company serving commercial and government markets. The Company's operations include aircraft and airframe parts supply and distribution and maintenance, repair and overhaul ("MRO") services of aircraft engines and auxiliary power units, avionics, and airframe components and accessories. The Company operates as one reportable segment aligned with the Company's operating segment: Aviation.

Basis of Presentation

The Company's accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). In the Company's opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

In February 2024, VSE entered into two separate agreements to sell substantially all of its Federal and Defense segment assets. Additionally, in April 2025, VSE completed the sale of all of the issued and outstanding shares of common stock of its Fleet segment. See Note (3) "Discontinued Operations" for further information.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no effect on the Company's previously reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the financial statements include fair value measurements, inventory provisions, collectability of receivables, valuation allowances on deferred tax assets, valuation and lives of tangible and intangible assets acquired from business combinations, and contingencies.

(2) Acquisitions

Fiscal 2026

Precision Aviation Group, Inc. ("PAG")

On May 5, 2026, the Company completed the acquisition of PAG for total consideration of approximately $2.02 billion (the "PAG Acquisition"). PAG is a leading global provider of aviation aftermarket MRO and supply chain services delivering technical expertise across engines, components, avionics, and proprietary repair solutions. The acquisition enhances the Company's global reach, technical capabilities, and integrated MRO services and distribution offerings to a diverse customer base across commercial, business and general aviation, rotorcraft, original equipment manufacturer ("OEM"), and defense markets.

The preliminary purchase price consideration is as follows (in thousands):

Cash paid (a)	$1,770,370
Less: Cash acquired	(22,215)
Cash consideration paid, net of cash acquired	$1,748,155
Equity consideration, at fair value (b)	238,002
Contingent earn-out consideration, at acquisition date fair value (c)	33,850
Total purchase consideration	$2,020,007
(a) Reflects cash paid to the seller, subject to working capital adjustments.
(b) Reflects an in-kind payment in the form of 1,415,752 shares of newly issued equity of a VSE subsidiary, exchangeable for shares of the Company's common stock following an initial lock-up period. The shares were fair valued based upon the closing stock price of the Company as of May 4, 2026.

(c) Reflects contingent earn-out consideration with an acquisition-date fair value of $33.9 million. The contingent earn-out provides for up to $125.0 million in additional consideration, payable in cash or equity at the Company's sole discretion, based on PAG's 2026 adjusted EBITDA performance. See Note (11) "Fair Value Measurements" for further information related to the contingent earn-out consideration.

The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital, intangible assets and income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the PAG opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$73,338
Contract assets	14,689
Inventories	199,968
Prepaid expenses and other current assets	10,391
Property and equipment, net	66,387
Intangible asset - customer related	650,000
Goodwill	1,167,042
Operating lease right-of-use assets	34,281
Other assets	16
Total assets acquired	2,216,112
Accounts payable	(53,077)
Accrued expenses and other current liabilities	(27,880)
Long-term operating lease obligations	(27,644)
Deferred tax liabilities	(82,928)
Other long-term liabilities	(4,576)
Total liabilities assumed	(196,105)
Net assets acquired, excluding cash	$2,020,007

Goodwill resulting from the acquisition reflects the strategic advantage of expanding the Company's integrated service offerings across a diverse customer group. The estimated value attributed to the customer relationship intangible asset is being amortized over a period of 12 years. The value attributed to goodwill and customer relationships is not deductible for income tax purposes.

The operating results of PAG were included in the Company's consolidated results of operations from the date of acquisition. The Company's consolidated revenues and net income from continuing operations for the three and six months ended June 30, 2026 include $104.5 million and $6.4 million, respectively, from the acquisition of PAG. Net income from continuing operations does not include the impact of acquisition-related expenses incurred by the Company. Acquisition-related expenses related to the PAG

Acquisition totaled $8.0 million and $12.5 million for the three and six months ended June 30, 2026, respectively, and are included in selling, general and administrative expenses.

The following table presents unaudited pro forma combined financial information for PAG and VSE Corporation for the three and six months ended June 30, 2026 and June 30, 2025, as if the acquisition of PAG had occurred on January 1, 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$505,310	$418,683	$984,631	$805,380
Net income from continuing operations	$35,035	$20,356	$70,451	$27,442

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements and includes adjustments for intangible asset amortization; interest expense and debt issuance costs on long term debt; and acquisition and other transaction costs. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on January 1, 2025, nor is it indicative of future operating results.

NorthStar Technologies, LLC ("NorthStar")

On April 1, 2026, the Company completed the acquisition of NorthStar for a total cash consideration, subject to working capital adjustments, of $10.1 million, net of cash acquired of $0.3 million. The acquisition was funded through cash on hand. NorthStar is a provider of MRO services, third-party logistics, and kitting services supporting the engine aftermarket. The acquisition expands the Company’s engine service capabilities within business and general aviation and strengthens its OEM-focused strategy by enhancing integration within an engine OEM’s aftermarket supply chain and supporting growing demand for engine teardown and labor-intensive services. The acquisition is not material to the Company's consolidated financial statements.

The preliminary allocation of the purchase price is comprised of net tangible assets, excluding cash acquired, of $2.1 million, goodwill of $4.6 million, and a customer-related intangible asset of $3.4 million, which is being amortized over a period of 10 years. Goodwill resulting from the acquisition reflects the strategic advantage of expanding the Company's MRO services supporting the business and general aviation engine aftermarket. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

Acquisition-related expenses incurred for the three and six months ended June 30, 2026 were not material.

Fiscal 2025

Aero 3, Inc. ("Aero 3")

On December 23, 2025, the Company completed the acquisition of GenNx/AeroRepair IntermediateCo Inc., the parent company of Aero 3, Inc., for a total cash consideration, subject to working capital adjustments, of $346.4 million, net of cash acquired of $1.4 million. The acquisition was funded with proceeds from the Company's October 2025 underwritten public equity offering. Aero 3 is a diversified global MRO service provider and distributor supporting the wheel and brake aftermarket. The acquisition expands the Company's global aftermarket capabilities by broadening MRO, distribution, and proprietary product offerings to support commercial, business and general aviation operators while aligning with the Company's OEM-centric strategy.

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

During the six months ended June 30, 2026, the purchase price allocation was adjusted as a result of working capital and measurement period adjustments. The adjustments were recorded as a result of new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a $2.4 million decrease to goodwill, driven primarily by a $1.8 million decrease to income tax liabilities recorded within accrued expenses and other current liabilities and a $1.2 million decrease to deferred tax liabilities. The net decrease to goodwill was partially offset by other immaterial adjustments to contract assets, inventories, property and equipment, net, and accrued expenses and other current liabilities.

The adjusted preliminary purchase price allocation is as follows (in thousands):

Receivables	$12,244
Contract assets	1,324
Inventories	54,626
Prepaid expenses and other current assets	880
Property and equipment, net	4,404
Intangible assets - customer related	94,000
Goodwill	212,075
Operating lease right-of-use assets	5,163
Other assets	4,159
Total assets acquired	388,875
Accounts payable	(9,262)
Accrued expenses and other current liabilities	(4,570)
Long-term operating lease obligations	(3,664)
Deferred tax liabilities	(20,009)
Other long-term liabilities	(4,971)
Total liabilities assumed	(42,476)
Net assets acquired, excluding cash	$346,399

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

Acquisition-related expenses incurred for the three and six months ended June 30, 2026 were not material.

The following unaudited pro forma financial information presents the combined results of operations for Aero 3 and VSE Corporation for the three and six months ended June 30, 2025. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2025	2025
Revenue	$300,094	$579,975
Net income from continuing operations	$16,820	$32,219

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

PT6 Fuel Pumps License Agreement

On December 18, 2025, the Company entered into an Asset Purchase and License Agreement with an OEM for a purchase price of $10.8 million to exclusively manufacture, sell, market, distribute, and repair certain fuel pumps for use on the Pratt & Whitney PT6 engine series. The purchase price was funded through the Company's cash on hand. As of June 30, 2026, the remaining liability associated with the purchase price was $2.2 million, which is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheets. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The acquisition is not material to the Company's consolidated financial statements.

The preliminary allocation of the purchase price is comprised of net tangible assets of $2.1 million, goodwill of $1.9 million, and a customer-related intangible asset of $6.8 million, which is being amortized over a period of 16 years. Goodwill resulting from the acquisition reflects the strategic advantage of expanding existing distribution and MRO capabilities supporting certain PT6 fuel pumps. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

Acquisition-related expenses incurred and the pro-forma impact of the acquisition are not material to the Company’s results of operations.

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

The final allocation of the purchase price is comprised of net tangible assets, excluding cash acquired, of $12.6 million, goodwill of $13.3 million, and a customer-related intangible asset of $24.0 million, which is being amortized over a period of 10 years. Goodwill resulting from the acquisition of Turbine Weld reflects the strategic advantage of expanding the Company's MRO services to new customers. The value attributed to goodwill and customer relationships is deductible for income tax purposes.

Acquisition-related expenses incurred totaled $1.0 million and $1.5 million for the three and six months ended June 30, 2025, respectively, which are included in selling, general and administrative expenses.

(3) Discontinued Operations

Sale of Fleet Segment

In April 2025, the Company completed the sale of its Fleet segment for a total consideration of up to $230.0 million (the “Fleet Sale”). This consideration is comprised of $136.2 million of cash, net of $4.8 million cash divested. The consideration also includes a $25.0 million seller note, scheduled to mature in July 2030, and a potential earn-out payment of up to $65.0 million, subject to the achievement of certain milestones. See Note (11) "Fair Value Measurements" for information regarding the fair value of the earn-out.

During the six months ended June 30, 2025, the Company recorded a total loss of $47.0 million, inclusive of $3.8 million in transaction fees, comprised of a pre-tax impairment charge of $33.7 million on the Fleet assets held-for-sale and a pre-tax loss of $13.3 million on the Fleet Sale. The Fleet Sale loss was primarily attributable to an $8.3 million adjustment of a deferred tax liability related to the first quarter 2025 pre-tax impairment and $5.0 million of working capital adjustments. The total loss is included in loss from discontinued operations, net of tax, in the consolidated statements of operations.

Sale of Federal and Defense Segment

In February 2024, the Company entered into two separate agreements to sell substantially all of its Federal and Defense segment's operational assets ("FDS Sale") for cash consideration of $42.9 million. For the six months ended June 30, 2025, the Company recorded a pre-tax loss of $0.2 million on the FDS Sale related to a net working capital settlement, included in loss from discontinued operations, net of tax, in the consolidated statements of operations.

The components of loss from discontinued operations, net of tax, consist of the following (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2025	2025
Revenues	$—	$75,358
Costs and operating expenses	36	71,865
(Loss) income from discontinued operations	(36)	3,493
Other impairment	—	33,708
Loss on the sale of discontinued operations	13,251	13,495
Loss from discontinued operations before income taxes	(13,287)	(43,710)
Benefit for income taxes	(2,846)	(10,328)
Loss from discontinued operations, net of tax	$(10,441)	$(33,382)

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

Six months ended June 30,
2025
Depreciation and amortization	$731
Stock-based compensation (a)	$(225)
Purchases of property and equipment	$208
(a) Stock-based compensation benefit was recognized during the six months ended June 30, 2025 due to forfeitures in the period.

(4) Revenue

Disaggregation of Revenues
The Company's revenues are derived from the delivery of products to and the performance of services for commercial and government customers.

A summary of revenues by customer is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Commercial	$439,740	$271,288	$760,063	$526,241
Government	9,397	851	13,654	1,943
Total	$449,137	$272,139	$773,717	$528,184

A summary of revenues by type is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Repair	$245,730	$98,536	$367,960	$194,030
Distribution	203,407	173,603	405,757	334,154
Total	$449,137	$272,139	$773,717	$528,184

Contract Balances

Contract balances were as follows (in thousands):

		June 30,	December 31,
	Financial Statement Classification	2026	2025
Billed and billable receivables	Receivables, net	$274,628	$190,732
Contract assets - unbilled receivables	Contract assets	$59,488	$41,468
Contract liabilities	Accrued expenses and other current liabilities	$10,461	$6,891

During the six months ended June 30, 2026 and 2025, the Company recognized revenue that was previously included in the beginning balance of contract liabilities of $4.0 million and $3.0 million, respectively.

(5) Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Bank credit facility - term loan	$900,000	$296,250
Amortizing notes	66,668	—
Principal amount of long-term debt	966,668	296,250
Less: unamortized debt issuance costs	(19,711)	(3,446)
Total debt, net of debt issuance costs	946,957	292,804
Less: current portion	(32,004)	(7,500)
Total long-term debt, net of current portion	$914,953	$285,304

As of June 30, 2026, the interest rate on the Company's outstanding term loan borrowings was 5.61%. The Company did not have any outstanding borrowings under its revolving credit facility as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had letters of credit outstanding of $0.7 million and $0.6 million, respectively.

Term Loan B Facility

On May 5, 2026, the Company entered into a first amendment to its existing senior secured credit agreement, dated as of May 2, 2025 (as amended and restated, supplemented or otherwise modified, the "Credit Agreement"), which provides for, among other things, a new senior secured term loan B facility in an aggregate principal amount of $900.0 million (the "New Term Facility") and an upsize to the Company's existing senior secured revolving credit facility from $400.0 million to $500.0 million ("the Revolving Facility"), maturing on May 5, 2033 and May 2, 2030, respectively. Borrowings under the Credit Agreement will accrue interest at either the Term SOFR or ABR (as defined in the Credit Agreement), plus in each case an applicable margin, based on the Company's Net Leverage Ratio (as defined in the Credit Agreement). The amendment replaced the Company's previous term loan. On May 5, 2026, the Company borrowed $900.0 million under the New Term Facility and the proceeds were used (i) to pay fees and expenses incurred in connection with the amended Credit Agreement, (ii) to repay, in full, amounts outstanding under the prior term loan, and (iii) to fund a portion of the purchase price for the PAG Acquisition.

During the six months ended June 30, 2026, the Company incurred debt issuance costs of $20.8 million in connection with the Credit Agreement amendment. Of these costs, $1.3 million related to the previous term loan that was extinguished and was recognized within loss on debt extinguishment on the Company's consolidated statements of operations during the period. The remaining $19.5 million was capitalized and is being amortized to interest expense over the respective terms of the related debt instruments. Debt issuance costs of $18.3 million allocated to the New Term Facility were recorded as a direct deduction from the carrying amount of long-term debt, net of current portion, and are amortized to interest expense over the term of the facility utilizing the effective interest rate method. Debt issuance costs of $1.2 million allocated to the Revolving Facility were recorded within other assets and are amortized to interest expense over the term of the revolving credit facility on a straight-line basis, which approximates the effective interest method. In connection with the refinancing, the Company also recognized a $3.2 million write-off of unamortized debt issuance costs associated with the previous term loan, which is included within loss on debt extinguishment in the Company's consolidated statements of operations.

Amortizing Notes

In February 2026, the Company entered into an underwriting agreement relating to the issuance of tangible equity units which are comprised, in part, of senior unsecured amortizing notes. See Note (13) "Common Stock and Tangible Equity Unit Public Offerings" for further discussion of the amortizing notes. The amortizing notes are payable in quarterly installments, each of which will constitute a partial repayment of principal and a payment of interest at a rate of 5.93% per annum, with a final installment payment date of February 1, 2029, unless settled earlier. Debt issuance costs of $2.4 million were recorded as a direct deduction from the carrying amount of long-term debt, net of current portion, related to the amortizing notes, and are being amortized to interest expense over the term of the amortizing notes utilizing the effective interest rate method.

Future required payments of outstanding debt as of June 30, 2026 are as follows (in thousands):

Year Ending	Term Loan	Amortizing Notes	Total
Remainder of 2026	$4,500	$11,333	$15,833
2027	9,000	23,691	32,691
2028	9,000	25,128	34,128
2029	9,000	6,516	15,516
2030	9,000	—	9,000
2031	9,000	—	9,000
Thereafter	850,500	—	850,500
Total	$900,000	$66,668	$966,668

Restrictive covenants of the Credit Agreement include a maximum Total Net Leverage Ratio and a minimum Interest Coverage Ratio. The Company was in compliance with the required ratios and other terms and conditions under its Credit Agreement as of June 30, 2026.

(6) Derivative Instruments and Hedging Activities

The Company's derivative instruments designated as cash flow hedges as of June 30, 2026 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swaps	$100,000	4.5%	1-month term SOFR	Monthly through July 31, 2026

The Company is party to fixed interest rate swap agreements designated as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of its floating rate debt. For the three and six months ended June 30, 2026, the Company reclassified $0.1 million and $0.2 million, respectively, from accumulated other comprehensive income to interest expense, net. For the three and six months ended June 30, 2025, the Company reclassified $0.5 million and $1.1 million, respectively, from accumulated other comprehensive income to interest expense, net. The Company estimates it will reclassify approximately $1.6 million of unrealized gains from accumulated other comprehensive income into earnings during the twelve months following June 30, 2026. See Note (11) "Fair Value Measurements" for the fair value of these interest rate swaps.

(7) Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period, with shares issued during the period weighted based on the portion of time they were outstanding. Basic EPS includes the equity issued as part of the purchase consideration for the PAG Acquisition, weighted from the date of issuance. The calculation of diluted earnings per common share includes the dilutive effects of the assumed vesting of outstanding stock-based awards and the settlement of prepaid stock purchase contracts, which were issued in connection with the Company's February 2026 issuance of tangible equity units. See Note (13) "Common Stock and Tangible Equity Unit Public Offerings" for further discussion of the prepaid stock purchase contracts, which are assumed to be outstanding at the minimum settlement rate of 0.2171 shares per prepaid stock purchase contract in determining weighted-average shares for basic EPS. Additional shares are included in determining weighted-average shares for diluted EPS based on the imputed settlement rate utilizing the volume weighted-average price of the Company's common stock during the period not to exceed 0.2660 shares per prepaid stock purchase contract, if dilutive. The antidilutive common stock equivalents excluded from the diluted per share calculation are not material.

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Effect of basic shares:
Common shares outstanding	28,057,283	20,670,239	27,171,753	20,644,215
Prepaid stock purchase contracts at minimum settlement rate	1,997,715	—	1,611,416	—
In-kind share payment for PAG acquisition	886,790	—	445,845	—
Basic weighted average common shares outstanding	30,941,788	20,670,239	29,229,014	20,644,215

Effect of dilutive shares:
Restricted stock awards	63,391	61,158	99,133	91,764
Prepaid stock purchase contracts at volume weighted-average price	380,300	—	291,346	—
Total dilutive shares	443,691	61,158	390,479	91,764
Diluted weighted average common shares outstanding	31,385,479	20,731,397	29,619,493	20,735,979

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

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2026 were as follows (in thousands):

Carrying Amount
Balance as of December 31, 2025	$641,242
Acquisitions	1,171,626
Measurement period adjustments	(2,444)
Balance as of June 30, 2026	$1,810,424

Goodwill increased during the six months ended June 30, 2026 in connection with the acquisitions completed during the period, partially offset by measurement period adjustments related to the Aero 3 acquisition. See Note (2) "Acquisitions" for further information.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Weighted-average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2026:
Customer-related	12.1	$1,057,373	$(126,926)	$930,447
Distribution rights	15.1	24,932	(3,289)	21,643
Total	12.1	$1,082,305	$(130,215)	$952,090

December 31, 2025:
Customer-related	12.2	$396,150	$(100,188)	$295,962

The gross carrying amount of customer-related intangibles increased during the six months ended June 30, 2026 in connection with the acquisitions completed during the period as discussed in Note (2) "Acquisitions." Additionally, on March 28, 2026, the Company entered into an amendment (the "Amendment") to its Asset Purchase and License Agreement with Honeywell International Inc. ("Honeywell"), originally executed in September 2023, for total consideration of $7.8 million, of which $5.3 million is payable in cash. The Amendment expands the scope of rights and extends the expected useful lives of certain underlying assets acquired under the original agreement. The Company accounted for the Amendment as an asset acquisition, with the consideration allocated to customer-related intangible assets, which is being amortized over a period of 12 years. During the six months ended June 30, 2026, the Company paid $4.4 million of the cash consideration, which is reflected within purchases of intangible assets in the consolidated statements of cash flows. The remaining $0.9 million of cash consideration payable is included in accrued expenses and other current liabilities on the consolidated balance sheets as of June 30, 2026.

During the six months ended June 30, 2026, the Company reclassified distribution rights with a gross carrying value of $14.6 million and net carrying value of $12.1 million from other assets and prepaid expenses and other current assets to intangible assets. Additionally, during the six months ended June 30, 2026, the Company acquired distribution rights for net cash consideration of $10.3 million, which are being amortized over a period of 15 years.

As of June 30, 2026, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year ending	Amount
Remainder of 2026	$45,890
2027	90,007
2028	89,120
2029	89,057
2030	88,618
2031	86,095
Thereafter	463,303
Total	$952,090

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value June 30, 2026	Fair Value December 31, 2025
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$760	$704
Interest rate swaps - current	Accrued expenses and other current liabilities	Level 2	$69	$553
Interest rate swaps - long-term	Other assets	Level 2	$2,238	$1,235
Earn-out obligation	Earn-out obligation	Level 3	$33,850	$—
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

Contingent Consideration

Earn-out Obligation

In connection with the PAG Acquisition, the Company may be required to pay contingent earn-out consideration of up to $125.0 million, payable in cash, equity, or a combination thereof at the Company's sole discretion, should PAG meet certain profitability targets during fiscal year 2026. The fair value of the earn-out obligation of $33.9 million was estimated using a Monte Carlo simulation approach in an option pricing framework. The approach used to fair value the earn-out obligation is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Changes in these assumptions could result in a material change to the amount of the fair value measurement. The significant unobservable inputs used in the valuation include a market price of risk of 4.3% and a volatility of 30%. The market price of risk is based upon the product of the implied asset beta and the applicable equity risk premium and the volatility is based on historical volatility of a peer group. Any change in the fair value of the earn-out obligation from events after the acquisition date will be recognized in earnings during the period when the event occurs.

Earn-out Receivable

In connection with the sale of the Fleet segment in April 2025, the total consideration to be received by the Company included a potential earn-out payment of up to $65.0 million, subject to the achievement of certain milestones by the divested business during 2025. The preliminary results provided to the Company show the earn-out performance threshold was not achieved relative to the required milestones under the sale agreement. However, the Company is continuing to review the preliminary results. During the three and six months ended June 30, 2025, the Company recognized a $5.9 million valuation adjustment charge on the earn-out receivable, which is included in earn-out receivable fair value adjustments on the Company's consolidated statements of operations.

(12) Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

The Company's effective tax rate for continuing operations was 27.3% and 21.6% for the three and six months ended June 30, 2026, respectively, and 15.1% and 15.4% for the three and six months ended June 30, 2025, respectively. The effective tax rate was higher for the three and six months ended June 30, 2026 compared to the same periods of the prior year primarily due to unfavorable permanent differences associated with increased acquisition-related expenses during the current year, as well as a prior period valuation allowance reversal for certain tax attributes which lowered the provision for income taxes during the prior periods.

(13) Common Stock and Tangible Equity Unit Public Offerings

Common Stock Public Offering

In February 2026, the Company entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 4,587,766 shares of the Company's common stock at a public offering price of $188.00 per share (including exercise by the underwriters of their overallotment option to purchase additional shares). The Company received proceeds of $829.0 million, net of issuance costs, and transaction-related legal and accounting fees of $1.1 million. The Company used the net proceeds from the offering to fund a portion of the cash consideration for the PAG Acquisition. Prior to the consummation of the PAG Acquisition, the Company utilized the net proceeds for general corporate purposes, including to invest in liquid assets.

Tangible Equity Unit Public Offering

In February 2026, the Company entered into an underwriting agreement with certain underwriters relating to the issuance and sale of 9,200,000 tangible equity units of the Company, at a stated amount of $50.00 per unit (the "Units"), including exercise by the underwriters of their overallotment option to purchase additional Units. The Company received proceeds of $444.9 million from the offering, net of issuance costs, and transaction-related legal and accounting fees of $1.2 million. The net proceeds were used in the same manner as the net proceeds of the February 2026 common stock public offering. Each Unit issued is comprised of (i) a prepaid stock purchase contract issued by the Company and (ii) an amortizing note issued by the Company. The net proceeds were allocated to the prepaid stock purchase contract and amortizing notes on a relative fair value basis.

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

No prepaid stock purchase contracts were settled during the six months ended June 30, 2026. The value allocated to the prepaid stock purchase contracts, net of issuance costs, of approximately $375.3 million is recorded in additional paid-in capital on the Company's consolidated balance sheets.

Amortizing Notes

Each amortizing note issued by the Company has an initial principal amount of $7.8225 that pays quarterly installments of $0.7188 per amortizing note (except for the May 1, 2026 installment payment, which was $0.6868 per amortizing note), which cash payment in the aggregate will be equivalent to 5.750% per year with respect to the $50.00 stated amount per Unit. The value allocated to the amortizing notes, net of issuance costs, is recorded within long-term debt, less current portion on the Company's consolidated balance sheets except for principal repayments due within twelve months, which are recorded within current portion of long-term debt. See Note (5) "Debt" for further information on the amortizing notes.

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

Recent Developments

Acquisitions

On May 5, 2026, the Company completed the acquisition of Precision Aviation Group, Inc. ("PAG" or "PAG Acquisition"). PAG is a leading global provider of aviation aftermarket MRO and supply chain services delivering technical expertise across engines, components, avionics, and proprietary repair solutions. The acquisition enhances the Company's global reach, technical capabilities, and integrated MRO services and distribution offerings to a diverse customer base across commercial, business and general aviation, rotorcraft, original equipment manufacturer (“OEM”), and defense markets.

On April 1, 2026, the Company acquired NorthStar Technologies, LLC ("NorthStar"), a provider of MRO services, third-party logistics, and kitting services supporting the engine aftermarket. The acquisition expands the Company’s engine service capabilities within business and general aviation and strengthens its OEM-focused strategy by enhancing integration within an engine OEM’s aftermarket supply chain and supporting growing demand for engine teardown and labor-intensive services.

See Note (2) "Acquisitions" to the consolidated financial statements for further information.

Credit Agreement Amendment

In connection with the completed stock purchase agreement to acquire PAG, the Company entered into an amended agreement with certain financial institutions on May 5, 2026 to provide new senior secured financing, consisting of a $900.0 million term loan B facility and an upsize of the Company's existing revolving facility from $400.0 million to $500.0 million (as amended and restated, supplemented or otherwise modified, the "Credit Agreement"). In connection with the Credit Agreement, the Company paid off its existing Term Loan A Facility in full. See Note (5) “Debt” to the consolidated financial statements for further information.

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

Business Trends

During the second quarter of 2026, the Company delivered record results driven by strong execution on new and existing distribution awards, expansion of product offerings and MRO capabilities, increased end-market demand, and contributions from recent acquisitions. Revenue for the three months ended June 30, 2026 was $449.1 million, representing a 65% increase year-over-year.

Market growth and share gains drove increases in repair and distribution revenue of 149% and 17%, respectively, during the three months ended June 30, 2026, compared to the same period for the prior year. Growth was supported by several strategic initiatives, including the execution of newly awarded OEM distribution agreements, expansion of repair capabilities and capacity, the realization of synergies from recent acquisitions, and continued advancement of the Company’s OEM licensed manufacturing programs. These initiatives have further strengthened the Company’s position in the aviation aftermarket, while deeper OEM partnerships have expanded access to new markets and established customer bases.

Recent acquisitions, including Aero 3 in December 2025 and PAG in May 2026, are aligned with the Company’s core strategy and have increased exposure to the high-growth, higher-margin commercial and business and general aviation MRO and distribution aftermarkets.

Results of Operations

The following table summarizes the Company's consolidated results of operations (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Revenues	$449,137	$272,139	$176,998	65%	$773,717	$528,184	$245,533	46%
Costs and operating expenses	400,179	249,626	150,553	60%	692,011	481,167	210,844	44%
Operating income	48,958	22,513	26,445	117%	81,706	47,017	34,689	74%
Interest expense, net	5,230	6,445	(1,215)	(19)%	3,828	14,384	(10,556)	(73)%
Loss on debt extinguishment	4,473	—	4,473	—%	4,473	—	4,473	—%
Income from continuing operations before income taxes	39,255	16,068	23,187	144%	73,405	32,633	40,772	125%
Provision for income taxes	10,732	2,430	8,302	342%	15,827	5,027	10,800	215%
Net income from continuing operations	$28,523	$13,638	$14,885	109%	$57,578	$27,606	$29,972	109%

Revenues. Revenues increased for the three and six months ended June 30, 2026, compared to the same periods of the prior year primarily driven by contributions from the acquisitions of PAG, NorthStar, Aero 3 and Turbine Weld. PAG contributed $104.5 million of revenue during the three and six months ended June 30, 2026. Revenue growth also reflected recently initiated distribution contract wins and improved demand for the Company's commercial aerospace products and services resulting from strong end market activity in global commercial air travel. Distribution revenue increased $29.8 million, or 17%, and repair revenue increased $147.2 million, or 149%, for the three months ended June 30, 2026, compared to the same period in the prior year. Distribution revenue increased $71.6 million, or 21%, and repair revenue increased $173.9 million, or 90%, for the six months ended June 30, 2026, compared to the same period in the prior year.

Operating Income. Operating income increased for the three and six months ended June 30, 2026, compared to the same periods of the prior year, primarily due to the previously discussed increase in revenues and a $5.9 million earn-out receivable fair value adjustment charge recognized in the prior year in connection with the Fleet Sale. These increases were partially offset by higher costs and operating expenses associated with increased revenue, increased amortization of intangible assets of $12.0 million and $14.9 million for the three and six month periods, respectively, and higher acquisition, integration and restructuring costs of $7.2 million and $9.7 million for the three and six month periods, respectively.

Interest Expense, net. Interest expense, net decreased for the three and six months ended June 30, 2026, as compared to the same periods of the prior year. The decrease was primarily due to (i) interest income earned on excess cash proceeds from the Company's February 2026 underwritten public offerings prior to the use of such proceeds to fund the PAG Acquisition, (ii) interest income earned on a note receivable, (iii) lower average borrowings outstanding under the Company's debt facilities prior to the PAG Acquisition, and (iv) a decrease in the average interest rate on outstanding borrowings. The decrease was partially offset by higher average borrowings outstanding under the Company's debt facilities following the PAG Acquisition and interest expense incurred on the amortizing notes issued in connection with the Company's February 2026 Units Offering.

Loss on debt extinguishment. The Company recorded a loss on debt extinguishment of $4.5 million during the three and six months ended June 30, 2026 in connection with its amended Credit Agreement, which resulted in the extinguishment of its previous term loan. See Note (5) “Debt” to the consolidated financial statements for further information.

Provision for Income Taxes. The Company's effective tax rate for continuing operations was 27.3% and 21.6% for the three and six months ended June 30, 2026 respectively, and 15.1% and 15.4% for the three and six months ended June 30, 2025, respectively. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign derived intangible income deduction, Section 162(m) limitation, capital gains tax treatment, state income taxes, certain federal and state tax credits and other items caused differences between the Company's statutory U.S. federal income tax rate and its effective tax rate. The higher effective tax rate for the three and six months ended June 30, 2026 compared to the same periods of the prior year was primarily due to unfavorable permanent differences associated with increased acquisition costs during the current year, as well as a prior period valuation allowance reversal for certain tax attributes which lowered the provision for income taxes during the prior periods.

Liquidity and Capital Resources

Liquidity

On May 5, 2026, the Company entered into a first amendment to its existing senior secured credit agreement, dated as of May 2, 2025 (the Credit Agreement), which provides for, among other things, a new senior secured term loan B facility in an aggregate principal amount of $900.0 million (the “New Term Facility”) and an upsize to the Company’s existing senior secured revolving credit facility from $400.0 million to $500.0 million (the “Revolving Facility”), maturing on May 5, 2033 and May 2, 2030, respectively. The Credit Agreement provides greater flexibility and increased borrowing capacity. The amendment replaced the Company's previous term loan.

Borrowings under the Credit Agreement will accrue interest at either the Term SOFR or ABR (as defined in the Credit Agreement), plus in each case an applicable margin, based on the Company's Net Leverage Ratio (as defined in the Credit Agreement). The Company, at its option may select between one, three or six month Term SOFR Rates.

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

The Company's outstanding borrowings under the Credit Agreement and amortizing notes increased approximately $670.4 million for the six months ended June 30, 2026. As of June 30, 2026, the Company had outstanding borrowings under the New Term Facility of $900.0 million, principal obligations from the amortizing notes of $66.7 million, outstanding letters of credit of $0.7 million, and $499.3 million of unused commitments under the Credit Agreement.

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

Cash Flows

The following table summarizes the Company's cash flows (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(34,707)	$(34,741)
Net cash (used in) provided by investing activities	(1,796,118)	82,613
Net cash provided by (used in) financing activities	1,836,961	(59,996)
Effect of exchange rate changes on cash and cash equivalents	(134)	—
Net increase (decrease) in cash and cash equivalents	$6,002	$(12,124)

Cash used in operating activities was flat for the six months ended June 30, 2026, as compared to the same period of the prior year primarily due to an increase in net income from continuing operations, adjusted for non-cash expenses, offset by a greater use of cash for strategic inventory purchases.

Cash used in investing activities increased $1.9 billion for the six months ended June 30, 2026, as compared to the same period of the prior year. The increase was driven by higher cash paid, net of cash acquired, for current year acquisitions of $1.7 billion, primarily related to the acquisition of PAG in May 2026. The increase was also driven by cash provided in the prior period of $138.8 million from the Fleet Sale and FDS Sales, net of cash divested. See Note (2) "Acquisitions" and Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Cash provided by financing activities increased $1.9 billion for the six months ended June 30, 2026, as compared to the same period of the prior year, primarily due to $1.3 billion of net proceeds from the Company's February 2026 Common Stock Offering and Units Offering. The increase was also driven by $701.7 million of higher borrowings of debt during the current period including the amortizing notes portion of the tangible equity units, net of repayments and debt financing costs, as compared to the prior period.

The Company paid cash dividends totaling $5.1 million or $0.20 per share during the six months ended June 30, 2026. Pursuant to the Company's Credit Agreement, the payment of cash dividends is subject to annual restrictions. The Company has paid cash dividends annually since 1973.

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

Critical Accounting Policies, Estimates and Judgments

The Company's consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which requires the Company to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, the Company's reported results could be materially affected. Actual results may differ significantly from the Company's estimates under different assumptions or conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in the Company's 2025 Annual Report on Form 10-K for further discussions of the Company's significant accounting policies and estimates. There have been no significant changes in the Company's critical accounting estimates during the six months ended June 30, 2026 from those disclosed in the Company's 2025 Form 10-K.

Recently Issued Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on the Company's consolidated financial statements, see Note (1) "Nature of Business and Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements” to the Company's Consolidated Financial Statements included in its 2025 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risks from those discussed in the Company's 2025 Form 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the Company's acquisitions of Aero 3, NorthStar, and PAG, certain areas of the Company's internal control over financial reporting changed. These areas are primarily related to integrating corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at Aero 3, NorthStar, and PAG, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structures at Aero 3, NorthStar, and PAG have been modified to appropriately oversee and incorporate these activities into the overall control structure. The Company will continue to evaluate the need for additional internal controls over financial reporting.
There have been no additional changes in the Company's internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K”). The risk factors disclosed in the Company's 2025 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its equity securities during the period covered by this report other than 1,008 shares of common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Item 5.    Other Information

On May 11, 2026, John A. Cuomo, the Company's President and Chief Executive Officer and a director of the Company, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the "10b5-1 Plan"). The 10b5-1 Plan provides for the sale of up to an aggregate of 35,000 shares of the Company's common stock. The actual number of shares sold will depend on the satisfaction of certain conditions set forth in the 10b5-1 Plan. Sales under the 10b5-1 Plan may commence on August 17, 2026 and the 10b5-1 Plan expires on April 13, 2027, or upon the earlier completion of all authorized transactions under the 10b5-1 Plan.

Other than as described above, no other director or “officer” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K, during the three months ended June 30, 2026.

Item 6.    Exhibits

(a) Exhibits
Exhibit 2.1*
First Amendment to Stock Purchase Agreement, dated as of May 4, 2026, between VSE Corporation and GenNx360 PAG Buyer, LLC (incorporated by reference to Exhibit 2.2 to VSE’s Current Report on Form 8-K filed May 7, 2026)

Exhibit 2.2
Exchange and Redemption Agreement, dated as of May 5, 2026, by and among VSE Corporation, VSE Mach HoldCo Acquisition Corp. and GenNx360 PAG Buyer, LLC (incorporated by reference to Exhibit 2.3 to VSE’s Current Report on Form 8-K filed May 7, 2026)

Exhibit 2.3
Registration Rights Agreement, dated as of May 5, 2026, by and between VSE Corporation and GenNx360 PAG Buyer, LLC (incorporated by reference to Exhibit 2.4 to VSE’s Current Report on Form 8-K filed May 7, 2026)

Exhibit 2.4
Closing Lock-Up Agreement, dated as of May 5, 2026, by and between VSE Corporation and GenNx360 PAG Buyer, LLC (incorporated by reference to Exhibit 2.5 to VSE’s Current Report on Form 8-K filed May 7, 2026)

Exhibit 2.5
Earnout Lock-Up Agreement, dated as of May 5, 2026, by and between VSE Corporation and GenNx360 PAG Buyer, LLC (incorporated by reference to Exhibit 2.6 to VSE’s Current Report on Form 8-K filed May 7, 2026)

Exhibit 3.1	Certificate of Amendment to VSE Corporation’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to VSE’s Current Report on Form 8-K filed May 8, 2026)
Exhibit 3.2	Restated Certificate of Incorporation of VSE Corporation, dated as of May 19, 2026
Exhibit 10.1
First Amendment to Credit Agreement, dated as of May 5, 2026, among VSE Corporation, the other transaction parties party thereto, the several financial institutions listed on the signature pages thereof, and Citizens Bank, N.A., as revolver administrative agent and collateral agent, and Royal Bank of Canada, as term loan B agent (incorporated by reference to Exhibit 10.1 to VSE’s Current Report on Form 8-K filed May 7, 2026)

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

* Certain information has been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted information to the SEC upon request.

VSE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSE CORPORATION

Date:	August 6, 2026	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Adam R. Cohn
Adam R. Cohn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)