Form 10-Q
period 2026-09-30
VSE CORP
filed 2026-11-05
CIK 102752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock outstanding as of October 30, 2026: 28,071,358

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
•the Company's outstanding indebtedness;
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

All forward-looking statements made herein are qualified by these cautionary statements and risk factors and there can be no assurance that the actual results, events or developments referenced herein will occur or be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that occur or arise after the date hereof, except as required by applicable law.

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

VSE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$65,786	$69,358
Receivables (net of allowance of $8.7 million and $7.2 million, respectively)	285,227	190,732
Contract assets	66,257	41,468
Inventories	893,006	553,834
Prepaid expenses and other current assets	45,458	37,937
Total current assets	1,355,734	893,329
Property and equipment (net of accumulated depreciation of $50.0 million and $34.2 million, respectively)	176,402	91,098
Intangible assets (net of accumulated amortization of $153.3 million and $100.2 million, respectively)	950,496	295,962
Goodwill	1,853,509	641,242
Operating lease right-of-use assets	89,367	50,151
Note receivable	29,126	27,041
Other assets	25,324	29,755
Total assets	$4,479,958	$2,028,578
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$32,344	$7,500
Accounts payable	211,024	154,506
Accrued expenses and other current liabilities	99,485	73,161
Dividends payable	2,807	2,339
Earn-out obligations	27,367	—
Total current liabilities	373,027	237,506
Long-term debt, net of current portion	927,595	285,304
Deferred compensation	4,624	5,918
Long-term operating lease obligations	75,817	43,693
Deferred tax liabilities	107,340	12,394
Other long-term liabilities	8,864	4,955
Total liabilities	1,497,267	589,770
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value $0.05 per share, authorized 44,000,000 shares; issued and outstanding 28,071,222 and 23,398,046, respectively	1,404	1,170
Additional paid-in capital	2,487,011	1,041,483
Retained earnings	492,065	395,643
Accumulated other comprehensive income	2,211	512
Total stockholders' equity	2,982,691	1,438,808
Total liabilities and stockholders' equity	$4,479,958	$2,028,578

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenues:
Products	$222,982	$176,035	$628,739	$510,189
Services	318,024	106,874	685,984	300,904
Total revenues	541,006	282,909	1,314,723	811,093

Costs and operating expenses:
Products	177,921	147,682	509,306	429,377
Services	266,138	94,486	584,032	270,510
Selling, general and administrative expenses	5,281	667	20,513	5,594
Earn-out fair value adjustments	(8,880)	23,300	(8,880)	29,200
Amortization of intangible assets	23,095	6,687	50,595	19,308
Total costs and operating expenses	463,555	272,822	1,155,566	753,989
Operating income	77,451	10,087	159,157	57,104

Interest expense, net	14,097	4,339	17,925	18,723
Loss on debt extinguishment	—	—	4,473	—
Income from continuing operations before income taxes	63,354	5,748	136,759	38,381
Provision for income taxes	16,090	2,157	31,917	7,184
Net income from continuing operations	47,264	3,591	104,842	31,197
Income (loss) from discontinued operations, net of tax	—	321	—	(33,061)
Net income (loss)	$47,264	$3,912	$104,842	$(1,864)

Earnings (loss) per share:
Basic
Continuing operations	$1.50	$0.17	$3.50	$1.51
Discontinued operations	—	0.02	—	(1.60)
	$1.50	$0.19	$3.50	$(0.09)
Diluted
Continuing operations	$1.49	$0.17	$3.45	$1.50
Discontinued operations	—	0.02	—	(1.59)
	$1.49	$0.19	$3.45	$(0.09)

Weighted average shares outstanding:
Basic	31,479,631	20,681,203	29,987,463	20,656,680
Diluted	31,790,115	20,756,508	30,351,277	20,742,957

Dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$47,264	$3,912	$104,842	$(1,864)
Other comprehensive income (loss), net of tax:
Change in fair value of interest rate swap agreements, net of tax	1,718	(240)	2,834	(2,392)
Foreign currency translation adjustments	206	—	(1,135)	—
Total other comprehensive income (loss), net of tax	1,924	(240)	1,699	(2,392)
Comprehensive income (loss)	$49,188	$3,672	$106,541	$(4,256)

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Three months ended September 30, 2026
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2026	28,062	$1,403	$2,484,138	$447,608	$287	$2,933,436
Net income	—	—	—	47,264	—	47,264
Stock-based compensation	9	1	2,873	—	—	2,874
Other comprehensive income, net of tax	—	—	—	—	1,924	1,924
Dividends declared ($0.10 per share)	—	—	—	(2,807)	—	(2,807)
Balance at September 30, 2026	28,071	$1,404	$2,487,011	$492,065	$2,211	$2,982,691

	Three months ended September 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at June 30, 2025	20,677	$1,034	$595,001	$382,572	$920	$979,527
Net income	—	—	—	3,912	—	3,912
Stock-based compensation	9	—	2,209	—	—	2,209
Other comprehensive loss, net of tax	—	—	—	—	(240)	(240)
Dividends declared ($0.10 per share)	—	—	—	(2,068)	—	(2,068)
Balance at September 30, 2025	20,686	$1,034	$597,210	$384,416	$680	$983,340

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (continued)
(Unaudited)

	Nine months ended September 30, 2026
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2025	23,398	$1,170	$1,041,483	$395,643	$512	$1,438,808
Net income	—	—	—	104,842	—	104,842
Issuance of common stock, net	4,588	229	828,757	—	—	828,986
Proceeds from stock purchase contract issued under tangible equity units, net of issuance costs	—	—	375,302	—	—	375,302
Stock issuance in connection with acquisition	—	—	238,002	—	—	238,002
Stock-based compensation	85	5	3,467	—	—	3,472
Other comprehensive income, net of tax	—	—	—	—	1,699	1,699
Dividends declared ($0.30 per share)	—	—	—	(8,420)	—	(8,420)
Balance at September 30, 2026	28,071	$1,404	$2,487,011	$492,065	$2,211	$2,982,691

	Nine months ended September 30, 2025
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
(in thousands, except per share data)	Shares	Amount
Balance at December 31, 2024	20,591	$1,030	$591,600	$392,484	$3,072	$988,186
Net loss	—	—	—	(1,864)	—	(1,864)
Stock-based compensation	95	4	5,610	—	—	5,614
Other comprehensive loss, net of tax	—	—	—	—	(2,392)	(2,392)
Dividends declared ($0.30 per share)	—	—	—	(6,204)	—	(6,204)
Balance at September 30, 2025	20,686	$1,034	$597,210	$384,416	$680	$983,340

The accompanying notes are an integral part of these consolidated financial statements.

VSE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
		(a)
Cash flows from operating activities:
Net income (loss)	$104,842	$(1,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66,851	29,730
Amortization of debt issuance cost	2,203	1,266
Deferred taxes	12,944	(19,117)
Stock-based compensation	12,992	9,908
Impairment and loss on sale of business segments	—	47,046
Loss on sale of property and equipment	219	10
Gain on settlement of corporate-owned life insurance	(357)	—
Interest income on note receivable	(2,084)	(1,342)
Earn-out fair value adjustments	(8,880)	29,200
Loss on debt extinguishment	4,473	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	(18,915)	(23,243)
Contract assets	(11,620)	(2,954)
Inventories	(148,409)	(26,522)
Prepaid expenses and other current assets and other assets	(1,620)	(8,991)
Operating lease assets and liabilities, net	2,697	837
Accounts payable and deferred compensation	1,428	(42,067)
Accrued expenses and other liabilities	4,520	(2,549)
Net cash provided by (used in) operating activities	21,284	(10,652)
Cash flows from investing activities:
Purchases of property and equipment	(24,699)	(14,513)
Proceeds from the sale of business segments, net of cash divested	—	138,816
Cash paid for acquisitions, net of cash acquired	(1,830,791)	(47,745)
Purchases of intangible assets	(15,082)	—
Proceeds from corporate-owned life insurance settlements	760	—
Net cash (used in) provided by investing activities	(1,869,812)	76,558
Cash flows from financing activities:
Borrowings on bank credit facilities, net of creditor fees	979,357	648,066
Repayments on bank credit facilities	(370,773)	(720,825)
Repayments on amortizing notes	(10,924)	—
Proceeds from issuance of common stock, net	829,676	463
Proceeds from issuance of tangible equity units, net	444,908	—
Payment of debt financing costs	(7,909)	(2,584)
Payment of taxes for equity transactions	(10,332)	(5,077)
Dividends paid	(7,952)	(6,195)
Other	(984)	—
Net cash provided by (used in) financing activities	1,845,067	(86,152)

Effect of exchange rate changes on cash and cash equivalents	(111)	—

Net increase (decrease) in cash and cash equivalents	(3,572)	(20,246)
Cash and cash equivalents, beginning of period	69,358	29,030
Cash and cash equivalents, end of period	$65,786	$8,784
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

	Nine months ended September 30,
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
September 30, 2026

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

Basis of Presentation

The Company's accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to SEC Form 10-Q and Article 10 of SEC Regulation S-X. Therefore, such financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). In the Company's opinion, all adjustments, including normal recurring items, considered necessary for a fair presentation of results for the interim periods have been included in the accompanying unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

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

(2) Acquisitions

Fiscal 2026

Atech Turbine Components, Inc. ("Atech")

On August 31, 2026, the Company acquired Atech for total cash consideration, subject to working capital adjustments, of $64.1 million, net of cash acquired of $1.4 million. The acquisition was funded through both cash on hand and borrowings under the Company's revolving credit facility. Atech is a specialized MRO provider focused on complex hot-section components for aircraft turbine engines. The acquisition expands the Company’s engine service capabilities by adding specialized and proprietary repair approvals to the Company's engine aftermarket platform and further strengthens the Company's position on certain engine platforms beyond parts distribution and accessory MRO into differentiated engine component repair. The acquisition is not material to the Company's consolidated financial statements.

The preliminary allocation of the purchase price is comprised of net tangible assets, excluding cash acquired, of approximately $1.6 million, goodwill of $41.1 million, and a customer-related intangible asset of $21.5 million, which is being amortized over a period of 12 years. Goodwill resulting from the acquisition reflects the strategic advantage of expanding the Company's proprietary repair capabilities supporting the engine aftermarket. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

Acquisition-related expenses incurred for the three and nine months ended September 30, 2026 were $1.4 million and are included in selling, general and administrative expenses.

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
(b) Reflects an in-kind payment in the form of 1,415,752 shares of newly issued equity of a VSE subsidiary, exchangeable at any time, and automatically exchanged if not already done so by May 5, 2029, for shares of the Company's common stock on a one-for-one basis and are subject to a lock-up period. The shares were fair valued based upon the closing stock price of the Company as of May 4, 2026.

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

The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital, intangible assets and income taxes. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired, and liabilities assumed, is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the PAG preliminary purchase price allocation. Adjustments or changes to goodwill, assets or liabilities remain possible.

During the nine months ended September 30, 2026, the preliminary purchase price allocation was adjusted to reflect working capital and other measurement period adjustments. The adjustments resulted from new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a net decrease to goodwill of $4.1 million, primarily driven by a $3.7 million increase in property and equipment, net and a $3.2 million decrease in deferred tax liabilities, partially offset by a $3.9 million increase to income tax liabilities recorded within accrued expenses and other current liabilities. Goodwill was also reduced by other immaterial adjustments to contract assets, inventories, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$73,338
Contract assets	14,349
Inventories	200,179
Prepaid expenses and other current assets	10,188
Property and equipment, net	70,063
Intangible asset - customer related	650,000
Goodwill	1,162,947
Operating lease right-of-use assets	34,462
Other assets	16
Total assets acquired	2,215,542
Accounts payable	(53,094)
Accrued expenses and other current liabilities	(28,019)
Earn-out obligations (a)	(2,397)
Long-term operating lease obligations	(27,727)
Deferred tax liabilities	(79,722)
Other long-term liabilities	(4,576)
Total liabilities assumed	(195,535)
Net assets acquired, excluding cash	$2,020,007
(a) Represents Earn-out obligations assumed from the PAG Acquisition, which were classified within accrued expenses and other current liabilities as of June 30, 2026. See Note (11) "Fair Value Measurements" for further information on the assumed earn-out obligations.

Goodwill resulting from the acquisition reflects the strategic advantage of expanding the Company's integrated service offerings across a diverse customer group. The estimated value attributed to the customer relationship intangible asset is being amortized over a period of 12 years. The value attributed to goodwill and customer relationships is not deductible for income tax purposes.

The operating results of PAG were included in the Company's consolidated results of operations from the date of acquisition. The following table presents PAG's revenues and net income from continuing operations for the three and nine months ended September 30, 2026 that are included in the Company's consolidated statements of operations (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2026	2026
Revenue	$173,666	$278,179
Net income from continuing operations	$8,356	$14,728

Net income from continuing operations does not include the impact of acquisition-related expenses incurred by the Company. Acquisition-related expenses related to the PAG Acquisition totaled $1.4 million and $13.9 million for the three and nine months ended September 30, 2026, respectively, and are included in selling, general and administrative expenses.

The following table presents unaudited pro forma combined financial information for PAG and VSE Corporation for the three and nine months ended September 30, 2026 and September 30, 2025, as if the acquisition of PAG had occurred on January 1, 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$541,006	$436,889	$1,525,637	$1,242,269
Net income from continuing operations	$48,326	$11,210	$118,777	$37,590

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

The preliminary allocation of the purchase price is comprised of net tangible assets, excluding cash acquired, of approximately $2.2 million, goodwill of $4.4 million, and a customer-related intangible asset of $3.4 million, which is being amortized over a period of 10 years. Goodwill resulting from the acquisition reflects the strategic advantage of expanding the Company's MRO services supporting the business and general aviation engine aftermarket. The value attributed to goodwill and customer relationships is deductible for income tax purposes. The Company has not yet finalized the determination of the fair values allocated to various assets and liabilities, including, but not limited to, working capital. Therefore, the allocation of the total consideration for the acquisition to the tangible and identifiable intangible assets acquired is preliminary until the Company obtains final information regarding their fair values, which could potentially result in changes to the opening balance sheet. Adjustments or changes to goodwill, assets or liabilities remain possible.

During the three months ended September 30, 2026, the preliminary purchase price allocation was adjusted as a result of new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a net decrease to goodwill of $0.1 million, with an offsetting decrease to accounts payable.

Acquisition-related expenses incurred for the three and nine months ended September 30, 2026 were not material.

Fiscal 2025

Aero 3, Inc. ("Aero 3")

On December 23, 2025, the Company completed the acquisition of GenNx/AeroRepair IntermediateCo Inc., the parent company of Aero 3, Inc., for total cash consideration, subject to working capital adjustments, of $346.1 million, net of cash acquired of $1.2 million. The acquisition was funded with proceeds from the Company's October 2025 underwritten public equity offering. Aero 3 is a diversified global MRO service provider and distributor supporting the wheel and brake aftermarket. The acquisition expands the Company's global aftermarket capabilities by broadening MRO, distribution, and proprietary product offerings to support commercial, business and general aviation operators while aligning with the Company's OEM-centric strategy.

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

During the nine months ended September 30, 2026, the preliminary purchase price allocation was adjusted to reflect working capital and other measurement period adjustments. The adjustments resulted from new information obtained about facts and circumstances that existed as of the acquisition date. Such adjustments resulted in a net increase to goodwill of $3.8 million, driven primarily by a $5.0 million decrease to inventories and a $1.2 million decrease to contract assets, partially offset by a $2.0 million decrease to income tax liabilities recorded within accrued expenses and other current liabilities and a $0.5 million working capital settlement that reduced net purchase consideration. Goodwill was also impacted by other immaterial adjustments to cash and cash equivalents, receivables, property and equipment, net, accounts payable, accrued expenses and other current liabilities, and deferred tax liabilities.

The adjusted preliminary purchase price allocation is as follows (in thousands):

Receivables	$12,290
Contract assets	644
Inventories	49,254
Prepaid expenses and other current assets	880
Property and equipment, net	4,404
Intangible assets - customer related	94,000
Goodwill	218,342
Operating lease right-of-use assets	5,163
Other assets	4,159
Total assets acquired	389,136
Accounts payable	(8,990)
Accrued expenses and other current liabilities	(4,901)
Long-term operating lease obligations	(3,664)
Deferred tax liabilities	(20,498)
Other long-term liabilities	(4,971)
Total liabilities assumed	(43,024)
Net assets acquired, excluding cash	$346,112

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

Acquisition-related expenses incurred for the three and nine months ended September 30, 2026 were not material.

The following unaudited pro forma financial information presents the combined results of operations for Aero 3 and VSE Corporation for the three and nine months ended September 30, 2025. The unaudited consolidated pro forma results of operations are as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
Revenue	$317,392	$897,367
Net income from continuing operations	$8,096	$40,315

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

PT6 Fuel Pumps License Agreement

On December 18, 2025, the Company entered into an Asset Purchase and License Agreement with an OEM for a purchase price of $10.8 million to exclusively manufacture, sell, market, distribute, and repair certain fuel pumps for use on the Pratt & Whitney PT6 engine series. The purchase price was funded through the Company's cash on hand. As of September 30, 2026, the remaining liability associated with the purchase price was $2.1 million, which is recorded within accrued expenses and other current liabilities on the Company's consolidated balance sheets. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The acquisition is not material to the Company's consolidated financial statements.

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

Acquisition-related expenses incurred totaled $1.5 million for the nine months ended September 30, 2025, which are included in selling, general and administrative expenses.

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

During the nine months ended September 30, 2025, the Company recorded a total loss of $46.8 million, inclusive of $3.8 million in transaction fees, comprised of a pre-tax impairment charge of $33.7 million on the Fleet assets held-for-sale and a pre-tax loss of $13.1 million on the Fleet Sale. The Fleet Sale loss was primarily attributable to an $8.3 million adjustment of a deferred tax liability related to the first quarter 2025 pre-tax impairment and $4.8 million of working capital adjustments. The total loss is included in income (loss) from discontinued operations, net of tax, in the consolidated statements of operations.

Sale of Federal and Defense Segment

In February 2024, the Company entered into two separate agreements to sell substantially all of its Federal and Defense segment's operational assets ("FDS Sale") for cash consideration of $42.9 million. For the nine months ended September 30, 2025, the Company recorded a pre-tax loss of $0.2 million on the FDS Sale related to a net working capital settlement, included in income (loss) from discontinued operations, net of tax, in the consolidated statements of operations.

The components of income (loss) from discontinued operations, net of tax, consist of the following (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
Revenues	$—	$75,358
Costs and operating expenses	—	71,865
Income from discontinued operations	—	3,493
Other impairment	—	33,708
(Gain) loss on the sale of discontinued operations	(157)	13,338
Income (loss) from discontinued operations before income taxes	157	(43,553)
Benefit for income taxes	(164)	(10,492)
Income (loss) from discontinued operations, net of tax	$321	$(33,061)

Selected financial information related to cash flows from discontinued operations is as follows (in thousands):

Nine months ended September 30,
2025
Depreciation and amortization	$731
Stock-based compensation (a)	$(225)
Purchases of property and equipment	$208
(a) Stock-based compensation benefit was recognized during the nine months ended September 30, 2025 due to forfeitures in the period.

(4) Revenue

Disaggregation of Revenues
The Company's revenues are derived from the delivery of products to and the performance of services for commercial and government customers.

A summary of revenues by customer is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Commercial	$535,080	$282,421	$1,295,143	$808,662
Government	5,926	488	19,580	2,431
Total	$541,006	$282,909	$1,314,723	$811,093

A summary of revenues by type is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Repair	$318,024	$106,874	$685,984	$300,904
Distribution	222,982	176,035	628,739	510,189
Total	$541,006	$282,909	$1,314,723	$811,093

Contract Balances

Contract balances were as follows (in thousands):

		September 30,	December 31,
	Financial Statement Classification	2026	2025
Billed and billable receivables	Receivables, net	$285,227	$190,732
Contract assets - unbilled receivables	Contract assets	$66,257	$41,468
Contract liabilities	Accrued expenses and other current liabilities	$11,455	$6,891

During the nine months ended September 30, 2026 and 2025, the Company recognized revenue that was previously included in the beginning balance of contract liabilities of $4.7 million and $3.1 million, respectively.

(5) Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Bank credit facility - term loan	$897,750	$296,250
Bank credit facility - revolving facility	20,000	—
Amortizing notes	61,043	—
Principal amount of long-term debt	978,793	296,250
Less: unamortized debt issuance costs	(18,854)	(3,446)
Total debt, net of debt issuance costs	959,939	292,804
Less: current portion	(32,344)	(7,500)
Total long-term debt, net of current portion	$927,595	$285,304

As of September 30, 2026, the interest rate on the Company's outstanding term loan borrowings and weighted average interest rate on its outstanding revolving facility borrowings were 5.90% and 5.65%, respectively. As of September 30, 2026 and December 31, 2025, the Company had letters of credit outstanding of $0.8 million and $0.6 million, respectively.

Term Loan B Facility

On May 5, 2026, the Company entered into a first amendment to its existing senior secured credit agreement, dated as of May 2, 2025 (as amended and restated, supplemented or otherwise modified, the "Credit Agreement"), which provides for, among other things, a new senior secured term loan B facility in an aggregate principal amount of $900.0 million (the "New Term Facility") and an upsize to the Company's existing senior secured revolving credit facility from $400.0 million to $500.0 million (the "Revolving Facility"), maturing on May 5, 2033 and May 2, 2030, respectively. Borrowings under the Credit Agreement will accrue interest at either Term SOFR or ABR (as defined in the Credit Agreement), plus in each case an applicable margin, based on the Company's Total Net Leverage Ratio (as defined in the Credit Agreement). The amendment replaced the Company's previous term loan. On May 5, 2026, the Company borrowed $900.0 million under the New Term Facility and the proceeds were used (i) to pay fees and expenses incurred in connection with the amended Credit Agreement, (ii) to repay, in full, amounts outstanding under the prior term loan, and (iii) to fund a portion of the purchase price for the PAG Acquisition.

During the nine months ended September 30, 2026, the Company incurred debt issuance costs of $20.8 million in connection with the Credit Agreement amendment. Of these costs, $1.3 million related to the previous term loan that was extinguished and was recognized within loss on debt extinguishment on the Company's consolidated statements of operations during the period. The remaining $19.5 million was capitalized and is being amortized to interest expense over the respective terms of the related debt instruments. Debt issuance costs of $18.3 million allocated to the New Term Facility were recorded as a direct deduction from the carrying amount of long-term debt, net of current portion, and are amortized to interest expense over the term of the facility utilizing the effective interest rate method. Debt issuance costs of $1.2 million allocated to the Revolving Facility were recorded within other assets and are amortized to interest expense over the term of the revolving credit facility on a straight-line basis, which approximates the effective interest method. In connection with the refinancing, the Company also recognized a $3.2 million write-off of unamortized debt issuance costs associated with the previous term loan, which is included within loss on debt extinguishment in the Company's consolidated statements of operations.

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

Future required payments of outstanding debt as of September 30, 2026 are as follows (in thousands):

Year Ending	Term Loan	Revolving Facility	Amortizing Notes	Total
Remainder of 2026	$2,250	$—	$5,708	$7,958
2027	9,000	—	23,691	32,691
2028	9,000	—	25,128	34,128
2029	9,000	—	6,516	15,516
2030	9,000	20,000	—	29,000
2031	9,000	—	—	9,000
Thereafter	850,500	—	—	850,500
Total	$897,750	$20,000	$61,043	$978,793

Restrictive covenants of the Credit Agreement include a maximum Total Net Leverage Ratio and a minimum Interest Coverage Ratio. The Company was in compliance with the required ratios and other terms and conditions under its Credit Agreement as of September 30, 2026.

(6) Derivative Instruments and Hedging Activities

The Company's derivative instruments designated as cash flow hedges as of September 30, 2026 were as follows (in thousands):

	Notional Amount	Paid Fixed Rate	Receive Variable Rate	Settlement and Termination
Interest rate swaps	$150,000	2.8%	1-month term SOFR	Monthly through October 31, 2027
Interest rate swap	$100,000	4.0%	1-month term SOFR	Monthly through July 31, 2029

The Company is party to fixed interest rate swap agreements designated as cash flow hedges to mitigate the risk of interest rate fluctuations on a portion of its floating rate debt. During the three months ended September 30, 2026, the Company entered into a new pay-fixed, receive-floating interest rate swap with a major financial institution for a notional amount of $100.0 million. This swap replaced a previous interest rate swap of the same notional amount, which matured on July 31, 2026. For the three and nine months ended September 30, 2026, the Company reclassified $0.2 million and $0.5 million, respectively, from accumulated other comprehensive income to interest expense, net. For the three and nine months ended September 30, 2025, the Company reclassified $0.5 million and $1.6 million, respectively, from accumulated other comprehensive income to interest expense, net. The Company estimates it will reclassify approximately $2.8 million of unrealized gains from accumulated other comprehensive income into earnings during the twelve months following September 30, 2026. See Note (11) "Fair Value Measurements" for the fair value of these interest rate swaps.

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

The weighted-average number of shares outstanding used to compute basic and diluted EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Effect of basic shares:
Common shares outstanding	28,066,164	20,681,203	27,473,166	20,656,680
Prepaid stock purchase contracts at minimum settlement rate	1,997,715	—	1,741,597	—
In-kind share payment for PAG acquisition	1,415,752	—	772,700	—
Basic weighted average common shares outstanding	31,479,631	20,681,203	29,987,463	20,656,680

Effect of dilutive shares:
Restricted stock awards	68,783	75,305	89,016	86,277
Prepaid stock purchase contracts at volume weighted-average price	241,701	—	274,798	—
Total dilutive shares	310,484	75,305	363,814	86,277
Diluted weighted average common shares outstanding	31,790,115	20,756,508	30,351,277	20,742,957

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

(10) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows (in thousands):

Carrying Amount
Balance as of December 31, 2025	$641,242
Acquisitions	1,212,684
Measurement period adjustments	(417)
Balance as of September 30, 2026	$1,853,509

Goodwill increased during the nine months ended September 30, 2026 in connection with the acquisitions completed during the period, partially offset by net measurement period adjustments related to the Aero 3, NorthStar, and PAG acquisitions. See Note (2) "Acquisitions" for further information.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	Weighted-average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2026:
Customer-related	12.1	$1,078,874	$(149,596)	$929,278
Distribution rights	15.1	24,932	(3,714)	21,218
Total	12.1	$1,103,806	$(153,310)	$950,496

December 31, 2025:
Customer-related	12.2	$396,150	$(100,188)	$295,962

The gross carrying amount of customer-related intangibles increased during the nine months ended September 30, 2026 in connection with the acquisitions completed during the period as discussed in Note (2) "Acquisitions." Additionally, on March 28, 2026, the Company entered into an amendment (the "Amendment") to its Asset Purchase and License Agreement with an OEM, originally executed in September 2023, for total consideration of $7.8 million, of which $5.3 million is payable in cash. The Amendment expands the scope of rights and extends the expected useful lives of certain underlying assets acquired under the original agreement. The Company accounted for the Amendment as an asset acquisition, with the consideration allocated to a customer-related intangible asset, which is being amortized over a period of 12 years. During the nine months ended September 30, 2026, the Company paid $4.8 million of the cash consideration, which is reflected within purchases of intangible assets in the consolidated statements of cash flows. The remaining $0.5 million of cash consideration payable is included in accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2026.

During the nine months ended September 30, 2026, the Company reclassified distribution rights with a gross carrying value of $14.6 million and net carrying value of $12.1 million from other assets and prepaid expenses and other current assets to intangible assets. Additionally, during the nine months ended September 30, 2026, the Company acquired distribution rights for net cash consideration of $10.3 million, which are being amortized over a period of 15 years.

As of September 30, 2026, the estimated future annual amortization expense related to intangible assets is as follows (in thousands):

Year ending	Amount
Remainder of 2026	$23,393
2027	91,799
2028	90,912
2029	90,849
2030	90,409
2031	87,887
Thereafter	475,247
Total	$950,496

(11) Fair Value Measurements

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in thousands):

Amounts Recorded at Fair Value	Financial Statement Classification	Fair Value Hierarchy	Fair Value September 30, 2026	Fair Value December 31, 2025
Non-COLI assets held in Deferred Supplemental Compensation Plan(a)	Other assets	Level 1	$746	$704
Interest rate swaps - current	Accrued expenses and other current liabilities	Level 2	$—	$553
Interest rate swaps - long-term	Other assets	Level 2	$4,458	$1,235
Earn-out obligations	Earn-out obligations	Level 3	$27,367	$—
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

Contingent Consideration

Earn-out Obligation to PAG Seller

In connection with the PAG Acquisition, the Company may be required to pay contingent earn-out consideration of up to $125.0 million, payable in cash, equity, or a combination thereof at the Company's sole discretion, should PAG meet certain profitability targets during fiscal year 2026. The fair value of the earn-out obligation to the PAG seller was estimated using a Monte Carlo simulation approach in an option pricing framework. The approach used to fair value the earn-out obligation is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Changes in these assumptions could result in a material change to the amount of the fair value measurement. The significant unobservable inputs used in the valuation include a market price of risk of 3.8% and a volatility of 36%. The market price of risk is based upon the product of the implied asset beta and the applicable equity risk premium and the volatility is based on historical volatility of a peer group. Any change in the fair value of the earn-out obligation from events after the acquisition date will be included within earn-out fair value adjustments in the Company's consolidated statements of operations during the period when the event occurs. The decrease in the fair value of the earn-out obligation to the PAG seller from the acquisition date was primarily attributable to a reduction in the likelihood of achieving higher earn-out payout scenarios as the remaining projection period shortened.

The following table presents the changes in the fair value of the earn-out obligation (in thousands):

Earn-out Obligation
Balance as of December 31, 2025	$—
Acquisition date fair value of earn-out obligation to PAG seller	33,850
Subsequent fair value adjustments	(8,880)
Balance as of September 30, 2026	$24,970

Assumed Earn-out Obligations from PAG Acquisition

In addition to the earn-out obligation to the PAG seller, the Company assumed two earn-out obligations from the PAG Acquisition, payable to the original sellers of certain PAG subsidiaries, which had a fair value of $2.4 million as of both the acquisition date and September 30, 2026. The assumed earn-out obligations are conditional upon the achieved Adjusted EBITDA of certain PAG subsidiaries over periods not extending beyond December 31, 2026 and are classified within earn-out obligations on the Company's consolidated balance sheets.

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

The following table presents the changes in the fair value of the earn-out receivable (in thousands):

Earn-out Receivable
Balance as of December 31, 2024	$—
Sale date fair value of earn-out receivable	29,200
Subsequent fair value adjustments	(29,200)
Balance as of September 30, 2025	$—

(12) Income Taxes

Income tax expense during interim periods is based on the estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year.

The Company's effective tax rate for continuing operations was 25.4% and 23.3% for the three and nine months ended September 30, 2026, respectively, and 37.5% and 18.7% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was lower for the three months ended September 30, 2026 as compared to the same period of the prior year primarily due to the prior year recognition of an accrual for a potential tax dispute associated with the dissolution of a foreign subsidiary. The effective tax rate was higher for the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to unfavorable permanent differences associated with increased acquisition-related expenses during the current year, as well as higher pre-tax book income in the current period compared to the prior period, which reduced the favorable tax impact arising from various discrete tax adjustments in the current period.

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

Prepaid Stock Purchase Contracts

Each prepaid stock purchase contract has a fair value per unit of $42.1775 pursuant to which the Company will deliver to the holder, on February 1, 2029 (subject to postponement in certain limited circumstances), unless earlier settled, a number of shares of the Company’s common stock per purchase contract equal to an applicable settlement rate ranging from 0.2171 to 0.2660 shares. Unless settled earlier and subject to certain anti-dilution adjustments, each purchase contract will settle based upon the arithmetic average of the daily volume weighted average price of the Company's common stock on each of the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding February 1, 2029 (the "applicable market value") as follows:

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

No prepaid stock purchase contracts were settled during the nine months ended September 30, 2026. The value allocated to the prepaid stock purchase contracts, net of issuance costs, of approximately $375.3 million is recorded in additional paid-in capital on the Company's consolidated balance sheets.

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

(14) Subsequent Event

On October 5, 2026, the Company acquired Test Logic, Inc. ("Test Logic"), a provider of turbine engine and transmission test equipment. The acquisition expands the Company’s in-house test capabilities for its core engine and auxiliary power unit platforms, supporting faster MRO turnaround times and a recurring service base. The acquisition is not material to the Company’s consolidated financial statements and was funded with cash on hand. The preliminary purchase price allocation has not yet been completed due to the limited time between the acquisition date and the issuance of these unaudited consolidated financial statements.

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

Recent Developments

Acquisitions

On August 31, 2026, the Company acquired Atech Turbine Components, Inc. ("Atech"), a specialized MRO provider focused on complex hot-section components for aircraft turbine engines. The acquisition adds intellectual property, proprietary repair capabilities and specialized repair approvals to the Company’s engine aftermarket platform, supporting the continued expansion of its strategy beyond parts distribution and accessory MRO into differentiated engine component repair. These capabilities strengthen the Company’s position on existing engine platforms and provide a foundation for future expansion.

On May 5, 2026, the Company completed the acquisition of Precision Aviation Group, Inc. ("PAG" or "PAG Acquisition"), a leading global provider of aviation aftermarket MRO and supply chain services delivering technical expertise across engines, components, avionics, and proprietary repair solutions. The acquisition enhances the Company's global reach, technical capabilities, and integrated MRO services and distribution offerings to a diverse customer base across commercial, business and general aviation, rotorcraft, original equipment manufacturer (“OEM”), and defense markets.

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

Credit Agreement Amendment

In connection with the completed stock purchase agreement to acquire PAG, the Company entered into an amended agreement with certain financial institutions on May 5, 2026 to provide new senior secured financing, consisting of a $900.0 million term loan B facility and an upsize of the Company's existing revolving facility from $400.0 million to $500.0 million (as amended and restated, supplemented or otherwise modified, the "Credit Agreement"). In connection with the Credit Agreement, the Company paid off its prior term loan facility in full. See Note (5) “Debt” to the consolidated financial statements for further information.

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

Business Trends

During the third quarter of 2026, the Company delivered record results driven by strong core business performance and contributions from recent acquisitions. Revenue for the three months ended September 30, 2026 was $541.0 million, representing a 91% increase year-over-year.

Market growth, share gains and contributions from recent acquisitions drove increases in repair and distribution revenue of 198% and 27%, respectively, compared to the same period in the prior year. Growth was broad-based across repair and distribution, led by strong aftermarket engine activity, execution on newly awarded OEM distribution agreements, and expansion of repair capabilities and capacity. Deeper OEM partnerships have expanded the Company's access to new markets and established customer bases.

Recent acquisitions, including Aero 3 in December 2025 and PAG in May 2026, have broadened the Company’s aviation aftermarket capabilities and customer relationships. Integration across the VSE and PAG businesses during the third quarter of 2026 focused on joint commercial opportunities, bringing more repair work in-house, and improving operating efficiency. These activities broaden the solutions offered to customers and support margin expansion.

The August 2026 acquisition of Atech further expanded the Company’s portfolio of owned intellectual property and proprietary engine repair capabilities. Planned investment in capacity and technical capabilities supports new proprietary repair development and continued organic expansion of the Company’s engine aftermarket platform.

Results of Operations

The following table summarizes the Company's consolidated results of operations (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2026	2025	Change ($)	Change (%)	2026	2025	Change ($)	Change (%)
Revenues	$541,006	$282,909	$258,097	91%	$1,314,723	$811,093	$503,630	62%
Costs and operating expenses	463,555	272,822	190,733	70%	1,155,566	753,989	401,577	53%
Operating income	77,451	10,087	67,364	668%	159,157	57,104	102,053	179%
Interest expense, net	14,097	4,339	9,758	225%	17,925	18,723	(798)	(4)%
Loss on debt extinguishment	—	—	—	—%	4,473	—	4,473	—%
Income from continuing operations before income taxes	63,354	5,748	57,606	1,002%	136,759	38,381	98,378	256%
Provision for income taxes	16,090	2,157	13,933	646%	31,917	7,184	24,733	344%
Net income from continuing operations	$47,264	$3,591	$43,673	1,216%	$104,842	$31,197	$73,645	236%

Revenues. Revenues increased for the three and nine months ended September 30, 2026, compared to the same periods of the prior year, primarily driven by contributions from recent acquisitions, including PAG and Aero 3. PAG contributed $173.7 million and $278.2 million of revenue during the three and nine months ended September 30, 2026, respectively. Revenue growth also reflected newly awarded OEM distribution agreements and sustained demand for aviation aftermarket parts and services across the Company's business and general aviation and commercial end markets. Distribution revenue increased $46.9 million, or 27%, and repair revenue increased $211.2 million, or 198%, for the three months ended September 30, 2026, compared to the same period in the prior year. Distribution revenue increased $118.6 million, or 23%, and repair revenue increased $385.1 million, or 128%, for the nine months ended September 30, 2026, compared to the same period in the prior year.

Operating Income. Operating income increased for the three and nine months ended September 30, 2026, compared to the same periods of the prior year, primarily due to the previously discussed increase in revenues and net changes in earn-out fair value adjustments of $32.2 million and $38.1 million, respectively. These increases were partially offset by higher costs and operating expenses associated with increased revenue, increases in amortization of intangible assets of $16.4 million and $31.3 million, and higher acquisition, integration and restructuring costs of $3.3 million and $13.0 million, for the three and nine month periods, respectively.

Interest Expense, net. Interest expense, net increased for the three months ended September 30, 2026, as compared to the same period of the prior year. The increase was primarily due to higher average borrowings outstanding under the Company's debt facilities and interest expense incurred on the amortizing notes issued in connection with the Company's February 2026 Units Offering to finance a portion of the PAG Acquisition. Interest expense, net decreased for the nine months ended September 30, 2026, as compared to the same period of the prior year. The decrease was primarily due to (i) interest income earned on excess cash proceeds from the Company's February 2026 underwritten public offerings prior to the use of such proceeds to fund the PAG Acquisition, (ii) interest income earned on a note receivable, and (iii) lower average borrowings outstanding under the Company's debt facilities prior to the PAG Acquisition, partially offset by the factors driving the increase in interest expense, net during the three months ended September 30, 2026.

Loss on debt extinguishment. The Company recorded a loss on debt extinguishment of $4.5 million during the nine months ended September 30, 2026 in connection with its amended Credit Agreement, which resulted in the extinguishment of its previous term loan. See Note (5) “Debt” to the consolidated financial statements for further information.

Provision for Income Taxes. The Company's effective tax rate for continuing operations was 25.4% and 23.3% for the three and nine months ended September 30, 2026, respectively, and 37.5% and 18.7% for the three and nine months ended September 30, 2025, respectively. The Company's tax rate is affected by discrete items that may occur in any given year but may not be consistent from year to year. Permanent differences such as foreign-derived deduction eligible income, Section 162(m) limitation, state income taxes, certain federal and state tax credits and other items caused differences between the Company's statutory U.S. federal income tax rate and its effective tax rate. The effective tax rate was lower for the three months ended September 30, 2026 as compared to the same period of the prior year primarily due to the prior year recognition of an accrual for a potential tax dispute associated with the dissolution of a foreign subsidiary. The effective tax rate was higher for the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to unfavorable permanent differences associated with increased acquisition-related expenses during the current year, as well as higher pre-tax book income in the current period compared to the prior period which reduced the favorable tax impact arising from various discrete tax adjustments in the current period.

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

Borrowings under the Credit Agreement will accrue interest at either Term SOFR or ABR (as defined in the Credit Agreement), plus in each case an applicable margin, based on the Company's Total Net Leverage Ratio (as defined in the Credit Agreement). At its option, the Company may select between one, three or six month Term SOFR Rates.

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

The Company's outstanding principal borrowings under the Credit Agreement and amortizing notes increased approximately $682.5 million for the nine months ended September 30, 2026. As of September 30, 2026, the Company had outstanding principal borrowings under the New Term Facility and Revolving Facility of $897.8 million and $20.0 million, respectively, outstanding principal obligations from the amortizing notes of $61.0 million, outstanding letters of credit of $0.8 million, and $479.2 million of unused commitments under the Credit Agreement.

The Company believes its existing balances of cash and cash equivalents, along with its cash flows from operations and borrowing capacity under its Credit Agreement mentioned above, will provide sufficient liquidity for business operations as well as capital expenditures, dividends, and other capital requirements associated with its business operations over the next twelve months and thereafter for the foreseeable future.

Cash Flows

The following table summarizes the Company's cash flows (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$21,284	$(10,652)
Net cash (used in) provided by investing activities	(1,869,812)	76,558
Net cash provided by (used in) financing activities	1,845,067	(86,152)
Effect of exchange rate changes on cash and cash equivalents	(111)	—
Net increase (decrease) in cash and cash equivalents	$(3,572)	$(20,246)

Cash provided by operating activities increased $31.9 million for the nine months ended September 30, 2026, as compared to the same period of the prior year primarily due to an increase in net income from continuing operations, adjusted for noncash expenses, partially offset by a greater use of cash for strategic inventory investments, including in support of a new OEM auxiliary power unit program and engine initiatives.

Cash used in investing activities increased $1.9 billion for the nine months ended September 30, 2026, as compared to the same period of the prior year. The increase was driven by higher cash paid, net of cash acquired, for current year acquisitions of $1.8 billion, primarily related to the acquisition of PAG in May 2026. The increase was also driven by cash provided in the prior period of $138.8 million from the Fleet Sale and FDS Sale, net of cash divested. See Note (2) "Acquisitions" and Note (3) "Discontinued Operations" to the consolidated financial statements for further information.

Cash provided by financing activities increased $1.9 billion for the nine months ended September 30, 2026, as compared to the same period of the prior year, primarily due to $1.3 billion of net proceeds from the Company's February 2026 Common Stock Offering and Units Offering. The increase was also driven by $734.7 million of higher borrowings on the Company's credit facilities during the current period, including the amortizing notes portion of the tangible equity units, net of repayments and debt financing costs, as compared to the prior period.

The Company paid cash dividends totaling $8.0 million, or $0.30 per share, during the nine months ended September 30, 2026. Pursuant to the Company's Credit Agreement, the payment of cash dividends is subject to annual restrictions. The Company has paid cash dividends annually since 1973.

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

Critical Accounting Policies, Estimates and Judgments

The Company's consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"), which requires the Company to make estimates and assumptions. Certain critical accounting policies affect the more significant accounts, particularly those that involve judgments, estimates and assumptions used in the preparation of the Company's consolidated financial statements, including revenue recognition, inventory valuation, business combinations, goodwill and intangible assets, earn-out obligations and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, the Company's reported results could be materially affected. Actual results may differ significantly from the

Company's estimates under different assumptions or conditions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note (1) "Nature of Business and Summary of Significant Accounting Policies" in the Company's 2025 Annual Report on Form 10-K for further discussions of the Company's significant accounting policies and estimates. There have been no significant changes in the Company's critical accounting estimates during the nine months ended September 30, 2026 from those disclosed in the Company's 2025 Form 10-K.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In connection with the Company's acquisitions of Aero 3, NorthStar, PAG, and Atech, certain areas of the Company's internal control over financial reporting changed. These areas are primarily related to integrating corporate functions such as entity level controls and certain financial reporting controls. Certain control structure items remain in operation at Aero 3, NorthStar, PAG, and Atech, primarily related to information technology, inventory management, human resources, processing and billing of revenues, and collection of those revenues. The control structures at Aero 3, NorthStar, PAG, and Atech have been modified to appropriately oversee and incorporate these activities into the overall control structure. The Company will continue to evaluate the need for additional internal controls over financial reporting.
There have been no additional changes in the Company's internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the previously disclosed risk factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K”). The risk factors disclosed in the Company's 2025 Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, and under "Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not purchase any of its equity securities during the period covered by this report other than 6,175 shares of common stock that were voluntarily forfeited to VSE by participants in its 2006 Restricted Stock Plan (the "2006 Plan") to cover their personal tax liability for vesting stock awards under the 2006 Plan.

Item 5.    Other Information

During the three months ended September 30, 2026, no director or "officer," as defined in Rule 16a-1(f) of the Exchange Act, of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

VSE CORPORATION

Date:	November 5, 2026	By:	/s/ John A. Cuomo
John A. Cuomo
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Adam R. Cohn
Adam R. Cohn
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)